Form 10KSB
period 1995-12-31
GALLERY RODEO INTERNATIONAL
filed 1996-05-14
CIK 837852

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER:  0-19644



                           GALLERY RODEO INTERNATIONAL
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          CALIFORNIA                                33-0300193
  (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

             421 North Rodeo Drive, Beverly Hills, California 90210
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER:  (310) 273-2105

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No   X
   ---      ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

          State issuer's revenues for its most recent fiscal year:  $6,392,213.

          The aggregate market value of the voting stock held by non-affiliates (11,205,650 shares of Common Stock) was $560,282.50 as of April 24, 1996. The stock price for computation purposes was $0.05, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on April 24, 1996. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of April 24, 1996 was 15,751,681 shares.

                           GALLERY RODEO INTERNATIONAL

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                                                                      Page
                                                                      ----
PART I

     Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . .      3

     Item 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS. . . . . . .      5

     Item 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . .      6

     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .      8

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS . . . . . . . . . . . . . . . . . . . . . .      8

PART II

     Item 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . .      9

     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . .     10

     Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .     12

     Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . .     12

PART III

     Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
               PERSON; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT. . . . . . . . . . . . . . . . . . . .     13

     Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .     15

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT. . . . . . . . . . . . . . . . . . .     18

     Item 12.  CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS. . . . . . . . . . . . . . . .     19

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .     20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .     22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . .     23

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS

          a.   BUSINESS DEVELOPMENT

          Gallery Rodeo International (the "Company") was organized in 1988 under the name TJB Enterprises, Inc. as a blind pool/blank check company formed for the purpose of seeking a merger with a private company. The Company was organized as and is a California corporation.

          On September 24, 1991, TJB Enterprises, Inc. consummated an Agreement and Plan of Reorganization whereby it acquired from the two shareholders, 100% of the outstanding capital stock of Gallery Rodeo of Beverly Hills, Inc., a California corporation, Gallery Rodeo of Lake Arrowhead, Inc., a California corporation, and Gallery Rodeo of Taos, Inc., a New Mexico corporation. Concurrent with this transaction, the Company changed its name to Gallery Rodeo International.

          b.   BUSINESS OF ISSUER

          The Company is operating as a fine art retailer and publisher as it has since inception and has also acquired properties to conduct hotel and casino gaming operations. The Company, through its retail art locations, markets original fine art and limited edition serigraphs, lithographs and sculpture.
The Company has expanded its business by purchasing various properties in Colorado on which the Company intends to conduct casino gaming operations.

FINE ART BUSINESS

          The Company operates fine art galleries in key resort and upscale communities. The primary gallery is located in the "Rodeo Collection" building at 421 North Rodeo Drive in the exclusive "Golden Triangle" section of Beverly Hills, California. The Company also maintains its principal executive offices at this location. In addition to the primary gallery located in Beverly Hills, the Company operates three other Company-owned galleries, two located in Beverly Hills, California and one in Lake Arrowhead, California.

          In November 1994, the Company entered into a license agreement with Macy's California, Inc., a national retail chain department store. Pursuant to the agreement, the Company is granted the right to operate a retail art facility in Macy/Bullock's San Francisco store. The initial term of the agreement is four years with Macy's entitled to 15% of the net sales.

          Pursuant to agreements, the Company has been granted certain reproduction and marketing rights from the estate of Picasso to market certain Picasso artworks. The Company's rights are exclusive only with respect to certain images and editions. Sales under the Picasso agreements accounted for approximately 3% of the Company's total sales in 1994 and in 1995.

          Pursuant to license agreements, the Company has been granted certain reproduction and marketing rights from Red Star Corporation through its licensee, the Renoir Foundation for the Arts, to reproduce and market certain Renoir bronze scultpings. These limited edition bronzes are cast from original plasters with rights supported by the Renoir Foundation for the Arts and certain members of the Renoir family. The Company has the exclusive reproduction and marketing rights to such bronzes under such agreements. Such rights are nonassignable. Sales under these agreements accounted for approximately 1% of the Company's total sales in 1994 and in 1995.

          The Company also contracts with a number of living artists.
Generally, these artists create artworks on an exclusive basis for the Company. The Company then sells and distributes original works and publishes limited edition reproductions of certain works. Among the artists with contractual relationships with the Company are Brett-Livingstone Strong, Cai Jiang Bai, Frederick E. Hart, Jiang Li, and Hu Yong Kai, and it is the focus of the Company to review constantly and evaluate art and artists that will fit the marketing profile consistent with the Company's growth.

          During 1994, 13% of sales were made to one customer. No customer accounted for more than 10% of total sales in 1995.

          In addition, the Company is planning to implement a franchise program whereby the Company will work with entrepreneurs in establishing and operating Gallery Rodeo franchises. The Company anticipates that this program will not only provide fee income through the sales of individual franchise operations, but will also increase the retail and profit capabilities of the Company as a whole. As currently implemented, the Company has one franchise art gallery in operation in Hot Springs, Arkansas. However the Company seeks to work with other art galleries to expand its franchise program.

          The Company utilizes direct marketing methods including direct mail, radio, infomercials and 60-second television spots. The Company's resources include a large inventory of fine art pieces, store leases and fixtures, accounts receivable and various representation and licensing agreements with individual artists.

          The Company has filed for protection under trademark laws for the name Gallery Rodeo International. Aside from this filing, the Company has no registered trademarks, copyrights, patents or licenses.

          Fine art retailing is an intensely competitive industry and the Company competes with a number of competitors at competitive prices. No single competitor dominates the market, which is made up of numerous small boutique art houses and galleries.

REAL PROPERTY DEVELOPMENT

          ELK CREEK GAMING HALL
          On May 5, 1994, the Company purchased the Elk Creek Gaming Hall in Cripple Creek, Colorado. The property was acquired by the Company from Mountainscape Holding Corporation in consideration of 1,000,000 shares of the Company's restricted Common Stock at a value of $.50 per share, the Company's assumption of approximately $635,000 in debt and payment of $150,000.

          On May 17, 1994, the Company entered into an agreement to lease the premises previously known as the Turf Club Casino, which is located contiguous to the Elk Creek Gaming Hall. Subsequently, on June 13, 1995, the Company entered into an agreement for the sale of the Elk Creek Gaming Hall and assignment of the lease of the Turf Club Casino. While the agreement was executed on June 30, 1995, the terms of the agreement provide that Elk Creek Gaming Hall is to be sold for $1,500,000 in the form of a $365,000 down payment; a promissory note in the amount of $500,000 bearing interest at 10% with all principal due in full within five years from close of escrow and the buyer's assumption of two promissory notes - one in the principal amount of $361,000 and another in the principal amount of $254,000.

          THE BLOOMER PROPERTY

          In connection with the development of the Elk Creek Gaming Hall and Turf Club Casino properties, on May 17, 1994, the Company completed the purchase of a 90% ownership interest in 13 contiguous lots located in Cripple Creek, Colorado (the "Bloomer Property"). The Bloomer Property was acquired by the Company for a total purchase price of $370,000 consisting of the following: (1) $75,000 in cash paid to the seller; (2) a promissory note in the principal amount of $120,000 in favor of the seller, payable, without interest, in 24 equal monthly installments of $5,000; and (3) 350,000 shares of restricted Common Stock of the Company.

          For purposes of determining the purchase price, the value assigned by the Company to the restricted Common Stock of the Company was $.50 per share. The Company financed the $75,000 cash payment pursuant to a promissory note made by the Company and Mr. Thomas Harris, a former director of the Company, with such promissory note secured by a Deed of Trust on the property. The lots consist of two lots within the town's legalized gaming district, with the 11 remaining lots zoned for business buffer. On June 30, 1995, the Company entered into an agreement for the sale of the land and buildings in Cripple Creek,
Colorado.   Under the terms of the Agreement, the buyer is to purchase the
Bloomer Property at a price of $1,160,000 with payment to the Company in the form of $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995 and the remaining $135,000 to be paid subsequently); three promissory notes with an aggregate principal amount of $624,400 (bearing interest at 7.50%); and assumption, by the buyer, of existing indebtedness totalling $385,600. As of December 31, 1995, the buyer has not closed escrow and, as a result, the Company has not recorded the sale of the Bloomer Property.

          WANDERING STAR PROJECT IN CRIPPLE CREEK, COLORADO

          In May 1993, the Company purchased 10 contiguous lots in Cripple Creek Colorado, to be the site of the Company's proposed Wandering Star Hotel Casino project (the "Wandering Star Project"). The Wandering Star Project is located within Cripple Creek's approved gaming district, at the entrance to the downtown gaming district, and is situated along Highway 67, the only paved road that carries traffic to the town. The Company anticipates that the Wandering Star Project, when completed, will add approximately two hundred hotel rooms to a town that currently has approximately 200 hotel rooms, and which the Company estimates currently is in need of approximately 1,500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star Project, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek.

          Based upon preliminary construction budget estimates obtained by the Company, it is currently estimated that the Wandering Star Project will require over $12 million to complete, excluding additional costs for offsite road, utility construction and furniture, fixtures and equipment. In order to complete the Wandering Star Project, the Company would need to seek additional third-party financing in the form of equity investments and/or the incurrence of additional debt. There can be no assurance that the Company would be able to obtain such financing.

          There currently are 24 casinos located in Cripple Creek, most of which are relatively small and strictly gaming operations without hotel rooms. The Holiday Inn has 62 rooms and the older Imperial Hotel contains 27 rooms. In addition, a 50-room expansion to the existing 16-room Best Western Hotel and Casino is planned. An addition to the Holiday Inn is in progress. Competition in the gaming industry also comes from gaming facilities nationwide, including casinos in Nevada and New Jersey, and other sources, such as state sponsored lotteries, pari-mutuel wagering and gaming in new jurisdictions.

          The Company's gaming operations for the Wandering Star Project are subject to licensing by Colorado governmental authorities. The Company's applications for project approval for the site have been granted by the City of Cripple Creek. The Company currently is awaiting building approval for the project. No assurance can be made that the necessary licenses and approvals will be obtained.

EMPLOYEES

          The Company has a total of 25 employees, 14 of whom are salaried employees serving in management and administrative capacities, and 11 sales personnel who are paid on a commission basis. Twenty-three of the 25 employees are full-time employees.


ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS


1. CONTINUED OPERATING LOSSES. While the Company has recorded a profit for 1995 of $144,815, the Company has had a history of losses. For the calendar years ended December 31, 1993 and 1994, the Company incurred net losses of $3,574,435, $3,286,737 respectively. At December 31, 1995, the Company had negative working capital of $1,475,895 (as Total Current Liabilities exceeded Total Current Assets by that amount), an accumulated deficit of $3,885,976 and shareholders' equity of $1,312,245. Because of, among other things, the lack of a substantial operating history with respect to the Company's venture into the gaming industry on which to base its anticipated expense and revenues, the Company may continue to incur further losses. There is no assurance that the Company's operations will be successful or profitable in the future.

2. UNCERTAINTIES & LACK OF REVENUES FROM GAMING OPERATIONS. While the Company has expended substantial resources for the development of gaming properties, there can be no assurance that the Company will be successful in generating revenues from gaming operations in the near future despite the Company's obligation to service substantial amounts of debt incurred thereby.

3. LIMITED MANAGEMENT. The Company is currently managed by only two full-time officers. While the Company has additional in-house staff and otherwise believes that it's management is sufficient for its needs, the Company may need to add additional officers and staff if the Company is to implement its business plans.

4. CURRENT FINANCIAL STRUCTURE & NEED FOR ADDITIONAL FINANCING. The Company's financial structure is largely dependent upon short-term financing with total current liabilities totalling $2,975,401 as of December 31, 1995. When this amount is added to $945,682 in long-term debt plus $83,090 due a stockholder, the Company had $4,004,173 in liabilities as of December 31, 1995 as compared to $1,312,245 in stockholders' equity as of that date. While the Company's management believes that its financial policies have been prudent and based on its current projections, its cash, capital resources, and cash from operations should be sufficient to meet its liquidity and financing requirements in 1996, other than the third party financing necessary to complete the Wandering Star Project, the Company's substantial reliance on short-term debt financing imposes significant financial risks on the Company to meet its short-term debt obligations without default or deficiency. If the Company is to reduce its use of short-term debt financing, the Company will need to raise additional capital from the sale of debt or equity. There can be no assurance that the Company will be successful in continuing to meet its cash requirements or in raising a sufficient amount of additional capital for the Wandering Star Project, or if it is successful, that the Company will be able to achieve these objectives on reasonable terms in light of the Company's current circumstances.


ITEM 2.   PROPERTIES

EXECUTIVE OFFICES AND ART GALLERY PROPERTIES

          The Company's executive offices, sales and marketing operations are located in Beverly Hills, California. The primary gallery is located in the "Rodeo Collection" building at 421 North Rodeo Drive in the exclusive "Golden Triangle" section of Beverly Hills, California. The Company also operates three other Company-owned galleries, two located in Beverly Hills, California and one located in Lake Arrowhead, California.

          The Company leases the above-mentioned properties pursuant to long-term leases with options to renew. Substantially all leases contain multiple renewal options.

          In Beverly Hills, California, at the "Rodeo Collection" (421 North Rodeo Drive), the Company leases approximately 5,012 square feet at a rate of $51.12 per square foot. This property is leased through 1998.

          Also in Beverly Hills, California, at 310 North Beverly Drive, the Company leases 3,095 square feet at a rate of $29 per square foot. This property is leased through April 1999.

          In Lake Arrowhead, California, at 28200 Highway 189, Suite E200, the Company leases approximately 1,776 square feet at a rate of $26.36 per square foot. This property is leased through 1996.

          The Company previously maintained a gallery in Scottsdale, Arizona, at 7130 East Main Street, leasing approximately 1,600 square feet at a rate of $14.09 per square foot. This lease for the Scottsdale gallery expired on August 31, 1994. The Company elected not to renew the lease.

          The above per square foot rates are calculated on an annual basis.

ELK CREEK GAMING HALL

          On May 5, 1994, the Company purchased the Elk Creek Gaming Hall in Cripple Creek, Colorado. The property was acquired by the Company from Mountainscape Holding Corporation in consideration of 1,000,000 shares of the Company's restricted Common Stock at a value of $.50 per share, the Company's assumption of approximately $635,000 in debt and payment of $150,000. Of the original approximately $635,000 of debt, as of December 31, 1994, $358,455 remains outstanding under a note due August 1998, bearing interest at 3% above prime and $257,259 remains outstanding under a note due July 2003, bearing interest at 8%. Depreciation is being taken on the property over 30 years on the straight-line method. The federal tax basis for the property is book value, equal to $1,285,000. Property taxes on the property were approximately $15,650 in 1994.

          On May 17, 1994, the Company entered into an agreement to lease the premises previously known as the Turf Club Casino, which is located contiguous to the Elk Creek Gaming Hall. The lease term extends through September 30, 1996, with minimum monthly rental payments of approximately $22,000. In addition, the lease agreement contains an option to purchase the property for $2,500,000. In order to exercise the option on the property, the Company would need to seek additional third-party financing in the form of equity investments and/or the incurrence of additional debt. There can be no assurance that the Company would be able to obtain such financing.

          Following the acquisition of the Elk Creek Gaming Hall and the Turf Club Casino lease, the Company renovated the properties by expanding the Elk Creek Gaming Hall to include the premises previously occupied by the Turf Club Casino. On November 2, 1994, the newly expanded facility was reopened. The Company has entered into a one-year lease to lease the facility to Elk Creek Gaming Hall, Inc., a Nevada corporation, which has entered into a management agreement to operate the casino with Willard Family Enterprises. The Company intends to lease the property's gaming operations until the Company receives a gaming license from the gaming authorities in the State of Colorado. There is no assurance that a license will be granted.

          Also in connection with the Elk Creek gaming Hall and Turf Club Casino properties, on May 17, 1994, the Company completed the purchase of a 90% ownership interest in 13 contiguous lots located in Cripple Creek, Colorado.
The property was acquired by the Company for a total purchase price of $370,000, consisting of the following: (1) $75,000 in cash paid to the seller; (2) a promissory note in the principal amount of $120,000 in favor of the seller, payable, without interest, in 24 equal monthly installments of $5,000; and (3) 350,000 shares of restricted Common Stock of the Company.

          For purposes of determining the purchase price, the value assigned by the Company to the restricted Common Stock of the Company was $.50 per share. The Company financed the $75,000 cash payment pursuant to a promissory note made by the Company and Thomas Harris, a former director of the Company, with such promissory note secured by a Deed of Trust on the property. Such note bears interest at 14% per annum and is due and payable in May 1995. The outstanding principal balance on such note was $85,000 as of December 31, 1994. No depreciation is being taken on the property.

          The lots consist of two lots within the town's legalized gaming district, with the 11 remaining lots zoned for business buffer. The remaining 10% ownership interest in the 13 contiguous lots is owned by Thomas Harris, a former director of the Company. In connection with the Company's acquisition of the property, Mr. Harris has granted to the Company a full power of attorney with respect to his 10% ownership interest. Pursuant to the power of attorney, Mr. Harris will receive 10% of the proceeds from the operation of any business on the 13 contiguous lots, less all amounts expended by the Company in operating the business. Mr. Harris will also receive 10% of the proceeds obtained from sale of the 13 contiguous lots, less costs the Company incurs acquiring or developing the property, costs of sale, including without limitation, fees, commissions, attorneys' fees and other expenses incurred by the Company in connection with the property. Except with respect to amounts owned to Mr. Harris, the Company maintains an exclusive right to all rents received from the 13 contiguous lots, and to all funds obtained through financing or refinancing of the property. In April 1995, the Company entered into an agreement to sell the 13 contiguous lots subject to closing of escrow. Under the agreement, the total selling price of the property is $1,160,000 consisting of $150,000 cash, three promissory notes in favor of the Company aggregating $624,400 due on various dates through 1999 and the assumption by the purchaser of $385,600 of the Company's debt.

WANDERING STAR PROJECT

          In May 1993, the Company purchased fee title to the 10 contiguous lots in Cripple Creek, Colorado in three separate transactions for an aggregate purchase price of $2,150,000, consisting of $150,000 cash, 1,750,000 shares of Common Stock of the Company valued at approximately $0.82 per share,and options to acquire an additional 500,000 shares at $2.00 per share expiring in May 1995 and promissory notes of the Company in the aggregate principal amount of $562,000 due and payable at dates ranging from January 1995 to June 1995 and bearing interest at rates ranging from 10% to 16%. Such promissory notes are collateralized by first and second deeds of trust on the property and the outstanding principal balance on such notes was $862,000 as of December 31, 1995. There is no depreciation being taken on the property.

          The site of the Wandering Star Project consists of the 10 contiguous lots which are approximately 25 feet by 125 feet each. The Wandering Star Project is in compliance with all existing zoning requirements. Based upon preliminary budget estimates obtained by the Company, it is currently estimated that the construction of the Wandering Star Project will require over $12 million to complete, excluding additional costs for offsite road and utility construction and furniture, fixtures and equipment. In order to complete the Wandering Star Project, the Company would need to seek additional third-party financing in the form of equity investments and/or the incurrence of additional debt. There can be no assurance that the Company would be able to obtain such financing.

ITEM 3.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are the defendants only in lawsuits involving trade relationships and others which may be deemed ordinary, routine litigation incidental to the Company's business, and none of which are material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The last meeting of the Company's shareholders was held on December 21, 1994. At the meeting, Stephen M. Thompson, George M. Maxson and Jack A. Schneider were elected as the three directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The terms of the directors previously serving expired at the Annual Meeting.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol, "GROI." The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1995.


1994                         High ($)               Low ($)
- - ----                         -------                -------
1st Quarter. . . . . . . . .   2 1/8                   1

2nd Quarter. . . . . . . . .   2 1/4                   1

3rd Quarter. . . . . . . . .   1 3/8                  1/2

4th Quarter. . . . . . . . .    3/4                  5/16

1995
- - ----
1st Quarter. . . . . . . . .    5/8                  5/16

2nd Quarter. . . . . . . . .    3/8                   1/8

3rd Quarter. . . . . . . . .    3/8                   1/8

4th Quarter. . . . . . . . .   9/32                   1/8


          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on April 24, 1996 was approximately 754.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Total Revenues for the year ended December 31, 1995 were $6,392,213, an increase of $2,471,363 or more than 63% compared with the year ended December 31, 1994. The increase from 1994 to 1995 was primarily due to a $596,363 increase in artwork sales through the Company's existing retail art studios and $1,875,000 in royalty participant revenue generated from sales through The Price Company, a retail chain of membership warehouse stores.

          Cost of Sales as a percentage of Total Revenue were 19.60% and 47.23% in 1995 and 1994, respectively. The decrease in the Cost of Sales percentage from 1994 to 1995 was primarily the result of selling efforts directed toward in-house artists.

          Gross Profits were $5,139,034 or 80.40% of sales in 1995, compared to $2,069,105 or 52.77% of sales in 1994. The $1,875,000 in Royalty Participant Revenues contributed to the 148.37% increase in Gross Profits from $2,069,105 in 1994 to $5,139,034 in Gross Profits in 1995.

          Selling expenses in 1995 were $1,638,241 in 1995 compared to $1,705,778 in 1994. Selling expenses as a percentage of Total Revenues were 49.22% in 1995 compared to 43.51% in 1994. Selling expenses include advertising, sales commissions, brochures and other promotional material costs, and certain salary expenses. The decrease in selling expenses as a percentage of net sales from 1994 to 1995 was due primarily to rising re-order sales which carry lower marketing, promotion, and advertising costs.

          General and Administrative Expenses in 1995 were $3,146,113. General and Administrative Expenses as a percentage of Total Revenues were 69.65% and 84.97% in 1995 and 1994, respectively. General and Administrative Expenses costs include all corporate overhead, all occupancy costs and interest. While General and Administrative Expenses are primarily fixed expenses, the Company achieved a $185,650 reduction in these expenses primarily by elimination of some non-sales administrative personnel. In addition, the Company was able to increase its Total Revenues in 1995 from 1994 without proportionately increasing General and Administrative Expenses by eliminating staffing and overhead expenses incurred in connection with certain real estate and gaming property transactions.

          Interest Expense (net of interest income) in 1995 was $320,292 compared to Interest Expense (net of interest income) of $256,759 in 1994. The increase in Interest Expense of $63,533 during the year resulted primarily from increased costs of debt funds.

          In 1995 the Company also recognized $39,850 in Rental Income compared to $110,000 in Rental Income during 1994. The decline in Rental Income was primarily due to the sale of the Elk Creek Gaming Hall property. During 1995 the Company recognized a gain on the sale of property of $125,997 and, by comparison, the Company did write-off in 1994 $205,762 paid in options to purchase real property and a write-off of a note receivable of $218,069. And, in 1995 the Company recorded $53,020 in Other Expenses (net of Other Income) compared to $36,620 in Other Income in 1994 (net of Other Expenses).

          As a result, the Company recorded $147,215 in Earnings Before Income Taxes in 1995 compared to a $3,284,337 Loss Before Income Taxes in 1994. Resulting in Net Earnings of $144,815 in 1995 compared to a Net Loss of $3,286,737 in 1994 after provision for income taxes. Earnings Per Share in 1995 were $0.01 compared to a Loss Per Share of $0.23 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

          There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. For the year ended December 31, 1995, the Company experienced a cash flow before financing activities of $1,137,344. After financing activities, which utilized $793,793, the Company recorded a net increase in cash for 1995 of $343,551. In 1994, the Company experienced a negative cash flow before financing activities of $1,283,083. After financing activities which generated $1,249,886, the Company recorded a net decrease in cash for 1994 of $33,197.

          The increase in 1995 in cash flow before financing activities was attributable primarily to the Company's profitability in 1995, reductions in the Company's accounts receivables and inventories, reduced capital expenditures in 1995, and the Company's ability to complete sales of real property and investments.

          The following current portion of long-term debt is due and payable on or before December 31, 1996:


Description                                                                                            Principal Amount
- - -----------                                                                                            ----------------

     Note payable, noninterest bearing, payable in monthly principal installments of $5,000
     Note collateralized by a fourth deed of trust on the Bloomer Property . . . . . . . . . . . . . . . .    $ 60,000

     Notes payable, bearing interest at rates ranging from 11.05% to 20.50%, payable in monthly principal and interest payments through June 1997. Note collateralized by certain
     inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $255,451

     Note payable, bearing interest at 18%, interest only payable monthly with final principal and interest due May 1996.  Note collateralized by a first deed of trust on the Bloomer
     property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $325,600

     10% Debenture due November 1999, convertible to the Company's common stock at an exercise
     price of $1.50 per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $20,000
     Note payable to stockholder, bearing interest at 18%, interest only payable monthly with final principal and interest due May 1997. Note collateralized by a first deed of trust on the
     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $200,000

     Note payable to stockholder, bearing interest at 15%, interest only payable monthly with final principal and interest due June 1997. Note collateralized by a first deed of trust on the
     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $100,000

     Note payable to stockholder, bearing interest at 15%, interest only payable monthly with final principal and interest due June 1997. Note collateralized by a second deed of trust on the
     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $200,000

     Note payable to stockholder, bearing interest at 16%, interest only payable monthly with final principal and interest due July 1997. Note collateralized by a first deed of trust on the
     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $162,000

     Note payable to stockholder, bearing interest at 15%, interest only payable monthly with final principal and interest due May 1997. Note collateralized by a first deed of trust on the
     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $150,000

     Note payable to stockholder, bearing interest at 12-15%, interest only payable monthly with final principal and interest due May 1997. Note collateralized by a first deed of trust on the

     Wandering Star Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $50,000

     Note payable to bank, bearing interest at the bank's prime rate plus 2.75% (effective rate of interest 11.25% at December 31, 1995 and 1994), payable in 11 monthly principal installments $2,000 commencing April 29, 1997. Final principal and interest due
     April 29, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 17,743

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,540,794

     Less: Current Maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $595,112
                                                                                                              --------

     Total Long-Term Debt As of December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 945,682
                                                                                                             ---------
                                                                                                             ---------

     In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company will be required to restructure the terms of such notes and/or refinance such notes through additional third-party debt and/or equity financing. The Company can make no assurance that it will be able to restructure such notes or as to the ultimate terms thereof. In addition, there can be no assurance that the Company will be successful in obtaining such third-party financing.

     Although the Company currently has no available credit facilities, the Company believes that, based on its current projections, its cash, capital resources, and cash from operations should be sufficient to meet its liquidity and financing requirements in 1996, other than the third-party financing necessary to complete the Wandering Star Project. The Company can make no assurances, however, that it will meet its current projections. In addition to seeking additional financing for the Wandering Star Project, the Company is exploring alternative sources of liquidity, including additional third-party debt and/or equity financing.

     The Company is currently involved in negotiations with the holders of the Wandering Star debt and other hotel and casino management professionals that could result in a reoganization of the Company, replacement of its present management and restructuring of its $862,000 real estate credit facility consisting of a series of six individual promissory notes. The Company fully expects to finalize these negotiations in the very near future, however, in the event that there is any lengthy delay or postponement, the holders of the Wandering Star debt have agreed to a one year extension of the notes making up the real estate credit facility at rates and collateral consistent with the original loan agreements and with maturity dates beginning May 1997.

IMPACT OF INFLATION

     Because of the nature of its products, the Company does not believe that inflation has a significant impact on its sales or profits. In periods of high or increasing inflation, a common investment strategy is to purchase assets, such as fine art, whose value may increase in excess of the rate of inflation. Management also anticipates that any impact from inflation would be mitigated by the contractual agreements with the artists published by the Company, which fix the fees paid by the Company for the works of art produced.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and related financial information required to be filed hereunder are indexed on page 22 of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The names and ages of the Directors and Executive Officers of the Company are as follows:




     NAME                        AGE    POSITION                              SINCE
     ----                        ---    --------                              -----

     Stephen M. Thompson . . .   47     Director, Chairman of the Board,      9/91
                                        CEO and CFO

     Richard Carthew . . . . .   41     Vice President of Sales and           9/91
                                        Marketing

     George M. Maxson. . . . .   61     Director                              7/93

     Jack A. Schneider . . . .   60     Director                             12/94

     Kathy Grant . . . . . .     38     Corporate Secretary                  09/95

     The Directors serve until the next annual meeting of shareholders or until their successors are elected.

     STEPHEN M. THOMPSON is a Director, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and has been with the Gallery Rodeo companies since 1988. Between 1985 and 1988, Mr. Thompson's primary activity was that of an independent business consultant. Mr. Thompson worked as a consultant for a number of companies during this period, including Wexco International, a real estate development company, Bio Care, Inc., a biological product distributor and First Fidelity Exchange, a precious metals marketing concern. His duties included design and layout of collateral sales material and writing and organization of sales and presentations. His duties also included the hiring and training of sales and administrative staff.

     RICHARD CARTHEW has worked for the Gallery Rodeo companies since 1988. In 1987, he worked as an independent art consultant and in 1987 was a Director for the Lawrence Ross Galleries in Beverly Hills, California. Mr. Carthew attended Santa Monica City College and received an AA in Business Administration in 1974.

     GEORGE M. MAXSON has been a Director of the Company since July 1993. Since 1991, Mr. Maxson has been the Secretary and Treasurer and a Director of Vegas Ventures Corporation, a real estate development firm in Las Vegas, Nevada. In August 1993, Vegas Ventures Corporation filed a Chapter 11 bankruptcy petition. This bankruptcy case was dismissed in January 1994. From 1984 to 1991, Mr. Maxson was employed by the Riviera Hotel and Casino, where his last position was Vice President of Casino Operations. In such capacity, Mr. Maxson's responsibilities included assisting in the design and construction of the new Casino and Entertainment Center as well as day to day operations and management of the casino and its personnel.

     JACK A. SCHNEIDER has been a Director of the Company since December 1994. Mr. Schneider served as the Vice Chairman and Chief Operating Officer of ActionTrac, Inc., a company headquartered in California, from 1993 to January 1995. ActionTrac, Inc. provides help desk services and solutions to computer problems for companies and individuals worldwide. Prior to joining ActionTrac, from 1977 to 1990, Mr. Schneider had full management responsibility at West Coast Operations, a division of AIL (a subsidiary of Eaton Corporation). West Coast Operations flight tested and production tested the U.S. Air Force's B-1 Bomber. In 1990, Mr. Schneider established the Technical Service Operations
(TSO) division of AIL. Under Mr. Schneider's direction, from 1990 to 1993, TSO evolved from a field office operation to a diversified operating division. Mr. Schneider joined AIL as a field engineer in 1965 and was subsequently promoted to successive levels of management.

Mr. Schneider received his Bachelor's degree in Electrical Engineering from the City College of New York and completed graduate course work in Engineering Management at Baruch University. Mr. Schneider is currently a Director of ActionTrac, Inc. and a Director of 4-Front, Inc., a publicly held company headquartered in London, England.

     KATHY GRANT was elected Corporate Secretary on September 25, 1995. From August 1991 to the present, Ms. Grant has also served as the Company's Administrative Assistant to the President and Gallery Coordinator.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission (the "Commission") as well as the Company and any exchange upon which the Company's Common Stock is listed.

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1995 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:



                                                               Number of Reports Not Filed on a
     Name                               Position                           Timely Basis(2)
     ----                               --------               --------------------------------
     Stephen M. Thompson . .     Director, Chairman of the     Form 3; Form 4 (1 report); Form 5
                                 Board, CEO, CFO(1)

     Richard Carthew . . . .     Director(1)(3)                Form 3; Form 5

     Thomas J. Harris. . . .     Director                      Form 3; Form 4 (1 report); Form 5

     George M. Maxson. . . .     Director                      Form 3; Form 4 (1 report); Form 5

     Kathy Grant . . . . . .     Corporate Secretary           Form 3

- - ---------------
     (1) Also beneficial owner of more than 10% of equity securities of Registrant.

     (2) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 1995, such persons have subsequently filed the reports required by
Section 16(a) of the Exchange Act.

     (3) Mr. Carthew's term as director expired on December 21, 1994.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows for the fiscal years ended December 31, 1995, 1994, and 1993 the cash compensation paid by the Company as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the executive officers of the Company whose aggregate compensation was more than $100,000 for such fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                          ANNUAL COMPENSATION                         COMP.
                                       -------------------------------------------------------    -----------
AWARDS
- - ------
                                                                                                     SHARES
                                       FISCAL                                         OTHER        UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR           SALARY       BONUS         COMPENSATION     OPTIONS (#)
- - ---------------------------             ----           ------       -----         ------------     -----------
Stephen M. Thompson                     1995        $  78,000        $ 0                *           1,000,000
Chairman of the Board and               1994           78,000          0                *              --
Chief Executive Officer                 1993           78,000          0                *              --

Richard Carthew                         1995          143,489          0                *              --
Director(1), and V. P.                  1994          221,489          0                *              --
                                        1993          187,816          0                *              --

Kathy Grant
Corporate Secretary                     1995          $40,000          0                *              __

- - ---------------
 * The dollar value of perquisites and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission.

(1) Mr. Carthew's term as a director expired on December 21, 1994.

          No officer received any compensation under stock plans during 1995.

          Clipper Industries, Inc., is a corporation owned by the Thompson Family Trust, with Stephen M. Thompson as Trustee. The beneficiaries under the Thompson Family Trust are January Lee Thompson and other members of the Thompson family, excluding Stephen M. Thompson. During the year ended December 31, 1995, Clipper Industries, Inc. performed management consulting services for the Company pursuant to which fees paid by the Company to Clipper Industries, Inc. were $45,264.

          No director's fees were paid during 1995. On January 16, 1995, the Company issued an option to purchase 100,000 shares of the Company's restricted Common Stock to Jack Schneider, a director of the Company. The option is exercisable at $0.50 per share and will expire three years from the date of grant.

          In addition, the Company paid George M. Maxson, a director of the Company, consulting fees totalling $17,539 during 1995.

STOCK OPTIONS

          The following table contains information concerning the grant of stock options made during fiscal 1995 to the Named Executive Officers:

                          OPTIONS GRANTS IN LAST FISCAL YEAR


                                                   INDIVIDUAL GRANTS
                  -----------------------------------------------------------------------------

                   NUMBER OF SHARES
                      UNDERLYING         % OF TOTAL OPTIONS       EXERCISE
                        OPTIONS        GRANTED IN EMPLOYEES IN  OR BASE PRICE        EXPIRATION
                      GRANTED (#)            FISCAL YEAR          ($/SHARE)             DATE
                   ----------------   ------------------------  -------------           ----
Stephen M. Thompson     500,000                  46%                $0.45               10/99
                        500,000                  46%                0.25                10/99


          The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended December 31, 1995 and unexercised options held as of the end of that fiscal year.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                              NUMBER OF SHARES        VALUE OF
                        SHARES                                   UNDERLYING          UNEXERCISED
                       ACQUIRED                                  UNEXERCISED        IN-THE-MONEY
                          ON                    VALUE            OPTIONS AT          OPTIONS AT
NAME                  EXERCISE(#)            REALIZED($)        FY-END(#)(1)       FY-END($)(1)(2)
- - ----                  -----------            -----------      ----------------    ----------------

Stephen M. Thompson                              --                  --               1,000,000$7,998


- - ---------------
(1) All options are presently exercisable.

(2) Market value of underlying securities minus the exercise price. Based on closing sale price of $0.05 per share on April 24, 1996.

(3) Exercise price equal to $0.125 per share.


EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

          On October 14, 1994, a majority of the non-interested members of the Board of Directors of the company approved the five-year employment agreement between the Company and Mr. Thompson. The agreement provides, among other things, a base compensation equal to 5% of the net cash receipts of the Company. In addition, the Company is required to pay an annual bonus of $100,000 for each year in which the Company's net profits exceed certain target profit levels, as audited by the Company's independent accountants. Under the agreement, Mr. Thompson is entitled to deferred compensation in the amount of $100,000 for each year of service to the Company, payable in 24 installments commencing on the first month after Mr. Thompson reaches the age of 50 or after termination of employment, whichever occurs first.

          Under the agreement, Mr. Thompson is granted an option to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.45 per share. In addition, Mr. Thompson is also granted an option to purchase 500,000 shares of the Company's Common Stock at a purchase price of $0.25 per share. Each of the options are currently vested and may be exercised for a period of 5 years or until the termination of employment, whichever is later.

          Under the agreement, in the event of Mr. Thompson's death or permanent disability, the Company is required to pay him or his estate 50% of the then current base salary and annual bonus for a period of 2 years from the date of death or permanent disability. The agreement also provides an automobile and personal security allowance for Mr. Thompson in the amount of $40,000 per year, and reimbursement for reasonable business expenses incurred in promoting the business of the Company. The Company also is required to maintain a life insurance policy on the life of Mr. Thompson in the face amount of $1,500,000, with the beneficiaries under such policy designated by Mr. Thompson.

          The agreement provides that in the event of termination of Mr. Thompson's employment by the Company for Cause (as defined) or in the event Mr. Thompson terminates his employment other than for Good Reason (as defined), the Company is required to pay to Mr. Thompson a lump sum in cash of all accrued obligations. In the event the Company terminates Mr. Thompson's employment without cause or if Mr. Thompson terminates his employment for Good Reason, the Company is required to pay a lump sum in cash all base salary, annual bonus and deferred compensation which would have been earned for the balance of the employment term, and the Company is required to maintain the life insurance policy described above for the balance of the term and to continue to provide to Mr. Thompson and his family, for a period of two years following termination of employment, all welfare and medical benefits previously provided by the Company during the 90-day period preceding the termination.

          In addition to the foregoing, under the agreement, in the event of a Change of Control (as defined) of the Company and consequent termination of Mr. Thompson's employment, the Company will be obligated to pay $1,000,000 to Mr. Thompson in a lump sum payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of April 24, 1996 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of stock.

                                         NUMBER OF          PERCENTAGE
NAME AND ADDRESS                          SHARES             OF CLASS
- - ----------------                      --------------       ------------
Clipper Industries, Inc. . . . . .     3,765,843(1)           23.91%
4223 Las Vegas Blvd. South
Las Vegas, Nevada 89119

Richard Carthew. . . . . . . . . .     1,780,188              11.30%
421 N. Rodeo Drive
Beverly Hills, CA  90210

George M. Maxson . . . . . . . . .        *                    *
421 N. Rodeo Drive
Beverly Hills, CA  90210

Jack A. Schneider. . . . . . . . .        *                    *
421 N. Rodeo Drive
Beverly Hills, CA  90210

Kathy Grant. . . . . . . . . . . .        *                    *
421 North Rodeo Drive
Beverly Hills, California 90210

All Officers and
Directors as a Group (4 persons)       5,546,031(1)(2)(3)     35.21%

Gary D. Kucher . . . . . . . . . .     1,200,000(2)            7.61%
421 N. Rodeo Drive
Beverly Hills, CA  90210


- - -------------------
* Represents less than 1% of the Company's outstanding Common Stock.

(1) Represents shares held by Clipper Industries, Inc., a corporation owned by the Thompson Family Trust, with Stephen M. Thompson as Trustee. The beneficiaries under the Thompson Family Trust are January Lee Thompson and other members of the Thompson family, excluding Stephen M. Thompson. Mr. Thompson serves as sole Director, President and Treasurer of Clipper Industries, Inc. Includes 1,000,000 shares of Common Stock purchasable under options granted pursuant to Mr. Thompson's employment agreement.

(2) Includes 50,000 shares of Common Stock purchasable pursuant to options issued to Mr. Kucher. The shares include 1,150,000 shares procured by Mr. Kucher and which are the subject of a dispute between Mr. Kucher and the Company.

(3) Includes 100,000 shares of Common Stock purchasable pursuant to options issued to Mr. Schneider.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Clipper Industries, Inc. (a corporation controlled by Stephen M. Thompson) performed management consulting services for the Company. Fees paid by the Company to Clipper Industries, Inc. were $45,264 and $86,150 during the years ended December 31, 1995 and December 31, 1994, respectively. In addition, in 1994, the Company purchased inventory from Clipper Industries in exchange for 200,000 shares of its restricted common stock valued at $160,000 ($0.80 per share).

          Pursuant to license agreements, the Company has been granted certain exclusive, nonassignable reproduction and marketing rights from Red Star Corporation through its licensee, the Renoir Foundation for the Arts, to reproduce and market certain Renoir bronze sculptings. In consideration for the granting of such licenses, Red Star Corporation acquired 1,250,000 shares of the Company's Common Stock. Payments made to Red Star Corporation amounted to approximately $24,500 and $62,000 in the fiscal year ended December 31, 1995 and 1994, respectively. In March 1995, the Company terminated its reproduction and marketing rights with respect to certain of the Renoir bronze sculptings. The Company did retain the exclusive rights with respect to other specific pieces of the collection. Such reproduction and marketing rights are nonassignable. In connection with such termination of the reproduction and marketing rights, Red Star has agreed to return 850,000 of the 1,250,000 shares of the Company's Common Stock previously issued to Red Star. On October 12, 1995, such 850,000 shares of Common Stock were returned to the Company. In addition, Red Star agreed to reduce the Company's future minimum royalty payments.

          In January 1993, the Company issued 1,150,000 shares of its restricted Common Stock to Gary D. Kucher, a then officer of the Company, in consideration of a promissory note dated January 23, 1993 in favor of the Company in the principal amount of $143,750. The balance of the promissory note remains outstanding and the Company is seeking return of the shares or payment of the note. As of December 31, 1995, Gary D. Kucher, formerly Executive Vice President of the Company, had a note payable to the Company totalling $143,750, payable on demand at an interest rate of 4%. The Company is seeking return of the shares or payment of the note balance.

          During 1995, the Company had received advances from its two executive officers, Stephen M. Thompson and Richard Carthew, both of whom are also major stockholders, totalling $83,090 and, during 1995 the Company made advances to stockholders totalling $112,405. These advances are noninterest bearing and, as such, no interest has been accrued at December 31, 1995.

          Clipper Industries, Inc., a major stockholder, performed management consulting services for the Company. Fees paid by the Company to Clipper Industries, Inc. were $45,264 and $86,150 during the years ended December 31, 1995 and 1994, respectively.

          During 1995, the Company's Board of Directors approved transactions in which two stockholders had notes payable to the Company totalling $21,750, payable over five years at an interest rate of 2%.

          During 1995, the Company paid $17,539 in consulting fees to George M. Maxxon, a director of the Company.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K  (FOOTNOTES ON FOLLOWING PAGE).

EXHIBITS       (a)(1)    Financial Statements.  Reference is made to the Index
                         to Financial Statements of the Company on page 22 of this report.

               2 Agreement and Plan of Reorganization dated September 23, 1991. (1)

               3.1 Articles of Incorporation of the Company, as amended. (3)

               3.2       Bylaws of the Company.  (2)

               10.1 Agreement dated April 16, 1991 between Donald Tilson, Elizabeth Tilson and Steve Thompson and assignees. (3)

               10.2 Sublease dated June 15, 1988 between T.R. Rogers, Inc. And Gallery Rodeo of Beverly Hills, Inc. (3)

               10.3 Lease Agreement dated March 29, 1990 between Wade Stockhouse and Gallery Rodeo of Taos, Inc. (3)

               10.4 Shopping Center Lease Agreement dated November 11, 1987 between Lake Arrowhead Associates Limited Partnership and the Company. (3)

               10.5      Agreement between the Company and Red Star
                         Corporation. (6)

               10.6 Purchase Agreement and related documents between the Company and MAXPRO Corporation. (5)

               10.7      Agreement between the Company and Red Star
                         Corporation. (6)

               10.8 Lease dated October 15, 1992 between the Company and Rodeo Collection, Ltd. (7)

               10.9 Assignment of Lease dated October 30, 1992 between the Company and Barney Goldberg, d.b.a. Golden West Galleries. (7)

               10.10 Nonqualified Stock Option Agreement dated January 1, 1993 between the Company and Gary D. Kucher. (7)

               10.11 Demand Note dated January 23, 1993 in the principal amount of $143,750 by Gary D. Kucher in favor of the Company. (7)

               10.12 Shopping Center Lease Agreement dated March 31, 1993 between the Company and The Arrowhead Joint Venture.
                         (7)

               10.13 Option Agreement dated November 2, 1993 and First Addendum to Option Agreement dated November 2, 1993, among the Company, The D&L Jordan Trust, Walter-Laughlin Partnership and The Walter Company. (7)

               10.14 Agreement dated November 2, 1993, and First Addendum to Option Agreement dated November 2, 1993, among the Company, Walter-Laughlin Partnership and The Walter Company. (7)

               10.15 Promissory Note of the Company dated December 15, 1993 in the principal amount of $200,000 in favor of Sterling Bank, and related loan documents. (7)

               21        Subsidiaries of the Company.  (2)

REPORTS ON FORM 8-K

          (b) Reports on Form 8-K filed during the last quarter of 1995. The Company did not file any Current Report on Form 8-K during the last quarter of 1995.

               Reference is made to the Company's Current Report on Form 8-K dated August 18, 1995, as filed with the Commission on August 19, 1995.

Footnotes from prior page:

- - -----------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed September 23, 1991.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to the Registration Statement on Form 10 of the Company, as filed April 6, 1992.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 of the Company, as filed November 8, 1991.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed May 17, 1993.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed May 28, 1993.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed June 18, 1993.

(7) Previously filed with the Securities and Exchange Commission as an exhibit to the 1993 Annual Report on Form 10-KSB, as filed August 2, 1994.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     Report of Independent Certified Public Accountants. . . .        23

     Audited Consolidated Financial Statements:

       Consolidated Balance Sheet at December 31, 1995 . . . .        24

       Consolidated Statements of Operations for the years ended
       December 31, 1995 and December 31, 1994 . . . . . . . .        26

       Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1995 and December 31, 1994 . .        27

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1995 and December 31, 1994 . . . . . . . .        28

       Notes to Consolidated Financial Statements. . . . . . .        30

                               GRANT THORNTON LLP
                       1000 Wilshire Boulevard, Suite 700
                       Los Angeles, California  90017-2464
                                  9213-627-1717




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Gallery Rodeo International

     We have audited the accompanying consolidated balance sheet of Gallery Rodeo International and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gallery Rodeo International and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Los Angeles, California
March 18, 1996

                       GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET

                                  DECEMBER 31, 1995


                           ASSETS

CURRENT ASSETS

 Cash and cash equivalents                                      $  357,753
 Accounts receivable, less allowance for doubtful accounts         151,756
  of $53,748
 Inventories                                                       989,997
                                                                ----------
          Total current assets                                   1,499,506

LAND HELD FOR FUTURE DEVELOPMENT                                 2,150,000

LAND HELD FOR SALE                                                 370,000

PROPERTY AND EQUIPMENT                                             221,234

OTHER ASSETS

Note Receivable                                                    500,000
Advances to officers/stockholders                                  112,405
Distribution rights, net                                            66,230
Deposit on real property                                           260,614
Other                                                              136,429
                                                                ----------
                                                                $5,316,418
                                                                ----------
                                                                ----------


           The accompanying notes are an integral part of this statement.

                       GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET

                                  DECEMBER 31, 1995


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt                            $  595,112
Accounts payable                                                   770,944
Accrued expenses and other liabilities                             452,661
Customer deposits                                                1,156,684
                                                                ----------
          Total current liabilities                              2,975,401

LONG TERM DEBT, less current maturities (including                 945,682
$862,000 to stockholders)

ADVANCES FROM STOCKHOLDERS                                          83,090

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized; $.001 par
  value; 15,511,681 shares issued and outstanding                   15,511
Additional paid-in capital                                       5,348,210
Accumulated deficit                                             (3,885,976)
                                                                ----------
                                                                 1,477,745
Less stockholders' loans                                          (165,500)
                                                                ----------
          Total stockholders' equity                             1,312,245
                                                                ----------
                                                                $5,316,418
                                                                ----------
                                                                ----------

           The accompanying notes are an integral part of this statement.

                        GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEAR ENDED DECEMBER 31,


                                                        1995         1994
                                                     ---------    ----------
Revenue
Sales of artwork                                     $4,517,213   $3,920,850
Royalty participant revenue                           1,875,000         --
                                                     ----------   ----------
                Total revenue                         6,392,213    3,920,850
Cost of sales of artwork                              1,253,179    1,851,745
                                                     ----------   ----------
                Gross profit                          5,139,034    2,069,105

Operating expenses
  Selling expenses                                    1,638,241    1,705,778
  General and administrative expenses                 3,146,113    3,331,763
                                                     ----------   ----------
                Earnings (loss) from operations         354,680   (2,968,436)

Other income (expense)
Interest expense, net                                  (320,292)    (256,759)
Write-off of options to purchase property                  --       (205,762)
Rental income                                            39,850      110,000
Gain on sale of property                                125,997         --
Other, net                                              (53,020)      36,620
                                                     ----------   ----------
                Earnings (loss) before income taxes     147,215   (3,284,337)
Income taxes                                              2,400        2,400
                                                     ----------   ----------
                NET EARNINGS (LOSS)                  $  144,815   (3,286,737)
                                                     ----------   ----------
                                                     ----------   ----------
                EARNINGS (LOSS) PER SHARE                  $.01        $(.23)
                                                     ----------   ----------
                                                     ----------   ----------

           The accompanying notes are an integral part of these statements.

                        GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1995 AND 1994



                                         Common Stock         Additional
                                  ------------------------      paid-in        Accumulated   Stockholders'  Shares to be
                                     Shares       Amount        capital          deficit        loans         retired     Total
                                  -----------  -----------  --------------   -------------- -------------- ------------ ----------
Balance at January 1, 1994         12,524,371    $12,524      $3,957,389       $(744,054)     $(143,750)    $       --  $3,082,109
Issuance of restricted stock for
 land and buildings                 1,000,000      1,000         499,000              --             --             --    $500,000
Issuance of restricted stock for
 Bloomer property                     350,000        350         174,650              --             --             --     175,000
Issuance of restricted stock for
 other assets                         200,000        200          65,300              --             --             --      65,500
Issuance of restricted stock for
 inventory                            625,188        625         371,239              --             --             --     371,864
Issuance of restricted stock for
 services rendered                     68,000         68          27,856              --             --             --      27,924
Issuance of restricted stock with
 stockholders' loan proceeds           75,000         75          21,675              --        (21,750)            --          --
Issuance of restricted stock for
 options to purchase property         359,930        360         184,487              --             --             --     184,847
Shares to be returned to the
 Company in exchange of distribution
 right                                     --         --              --              --             --       (161,500)   (161,500)
Net loss for the year                      --         --              --      (3,286,737)            --             --  (3,286,737)
                                  -----------  -----------  --------------   -------------- -------------- ------------ ----------
Balance at December 31, 1994       15,202,489     15,202       5,301,596      (4,030,791)      (165,500)      (161,500)    959,007
Issuance of restricted stock as
 settlement of certain debt           115,000        115          47,685              --             --             --      47,800
Issuance of restricted stock for
 services rendered                  1,044,192      1,044         159,579              --             --             --     160,623
Shares returned to the Company
 in exchange of distribution right   (850,000)      (850)       (160,650)             --             --        161,500          --
Net earnings for the year                  --         --              --         144,815             --             --     144,815
                                  -----------  -----------  --------------   -------------- -------------- ------------ ----------
Balance at December 31, 1995       15,511,681    $15,511      $5,348,210     $(3,885,976)     $(165,000)    $       --  $1,312,245
                                  -----------  -----------  --------------   -------------- -------------- ------------ ----------
                                  -----------  -----------  --------------   -------------- -------------- ------------ ----------

                The accompanying notes are an integral part of this statement.

                           GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEAR ENDED DECEMBER 31,

                                                          1995        1994
                                                      -----------  ----------

Cash flow from operating activities
 Net earnings (loss)                                  $ 144,815    $(3,286,737)

Adjustments to reconcile net earnings (loss) to
 net cash used in operating activities:
      Depreciation and amortization                      73,556        331,713
      Gain on sale of real estate                      (125,997)           --
      Issuance of restricted stock for services         160,623         27,924
      Write-off of options to purchase property             --         205,762
      Write down of distribution rights                  50,000        249,432
      Charge off of uncollectible note receivable       218,069
      Amortization of loan fees and distribution rights 162,246            --
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable      547,083       (509,518)
        (Increase) Decrease in inventories             (162,342)       127,453
        Decrease (increase) in other assets              23,617        (15,851)
        Increase (decrease) in accounts payable         129,581        (56,583)
        (Decrease) Increase in accrued expenses
        and other liabilities                           (26,200)       222,548
        (Decrease) increase in customer deposits       (586,026)     1,614,876
                                                      ----------    ----------
         Net cash provided by (used in) operating
          activities                                    609,025     (1,088,981)

 Cash flows from investing activities:
      Capital expenditures                              (37,025)      (326,033)
      Proceeds from sale of real estate                 365,344       (218,069)
      Proceeds from sale of investment                  200,000            --
      Increase in notes receivable                          --        (218,069)
      Decrease in investment in art                         --         350,000
                                                      ----------    ----------
         Net cash provided by (used in) investing
          activities                                    528,319       (194,102)

 Cash flows from financing activities:
      Proceeds from long-term debt                      325,600        933,178
      Payments of long-term debt                       (777,527)           --
      Stockholders advances                            (144,866)       216,858
      (Payment) borrowings on line of credit           (200,000)        99,850
                                                      ----------    ----------
         Net cash (used in) provided by financing
          activities                                   (793,793)     1,249,886
                                                      ----------    ----------

         Net increase (decrease) in cash and cash
          equivalents                                   343,551        (33,197)

 Cash and cash equivalents at beginning of year          14,202         47,399
                                                      ----------    ----------
 Cash and cash equivalents at end of year             $ 357,753    $    14,202
                                                      ----------    ----------
                                                      ----------    ----------

             The accompanying notes are an integral part of these statements.

                           GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                    YEAR ENDED DECEMBER 31,

                                                        1995           1994
                                                    -----------     -----------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                          $   314,878     $   236,983
                                                    -----------     -----------
                                                    -----------     -----------
  Income taxes                                      $     2,400     $     2,400
                                                    -----------     -----------
                                                    -----------     -----------

Noncash investing and financing activities
 Acquisition of real property:
  Issuance of restricted stock                      $        --     $   675,000
  Liabilities assumed                                        --         830,000
                                                    -----------     -----------
                                                    $        --     $ 1,505,000
                                                    -----------     -----------
                                                    -----------     -----------

Sale of real property (see Note B)

Issuance of restricted stock for inventory          $        --     $   371,864
                                                    -----------     -----------
                                                    -----------     -----------
Issuance of restricted stock for other assets       $        --     $    65,500
                                                    -----------     -----------
                                                    -----------     -----------
Issuance of restricted stock for options to
 purchase property                                  $        --     $   184,847
                                                    -----------     -----------
                                                    -----------     -----------
Issuance of restricted stock with stockholder's
 loan proceeds                                      $       --      $    21,750
                                                    -----------     -----------
                                                    -----------     -----------
Restricted Stock to be returned in exchange
 for distribution rights                            $   161,500     $   161,500
                                                    -----------     -----------
                                                    -----------     -----------
Issuance of restricted stock as settlement of
 certain debt                                       $    47,800     $        --
                                                    -----------     -----------
                                                    -----------     -----------
Inventory used for deposit on purchase of real
 property                                           $   260,614     $        --
                                                    -----------     -----------
                                                    -----------     -----------

            The accompanying notes are an integral part of these statements.

                  Gallery Rodeo International and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Gallery Rodeo International (the Company) markets original fine art and limited edition serigraphs, lithographs and sculpture, throughout the United States. The Company promotes its own as well as other artists in art galleries throughout the United States through its three company-owned galleries. In 1994, the Company closed two retail locations in Taos, New Mexico and Scottsdale, Arizona. In addition, the Company recently acquired rights with respect to various properties in Colorado to develop hotels and gaming casinos on these properties.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Gallery Rodeo International and its wholly-owned subsidiaries, Gallery Rodeo of Beverly Hills, Inc., Gallery Rodeo of Lake Arrowhead, Inc., Gallery Rodeo of Taos, Inc., and Gallery Rodeo of Scottsdale, Inc. All material intercompany transactions have been eliminated.

     INVENTORIES

     Inventories, consisting primarily of finished artworks, are valued at the lower of cost (specific identification method) or market. Management continually evaluates its inventory position and implements promotional or other plans to reduce inventories to appropriate levels relative to its sales estimates. Estimated losses are recorded when such plans are implemented. It is at least reasonably possible that management's plans to reduce inventory levels will be less than fully successful, and that such an outcome would result in a change in the inventory allowance in the near-term.

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided by use of the straight-line method for financial statement purposes based upon the following estimated useful lives:

          Building                                30 years

          Furniture, fixtures and equipment       3-7 years

          Leasehold improvements                  3-9 1/2 years

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     DISTRIBUTION RIGHTS

     In 1993, the Company acquired the right to create and distribute bronze reproductions of certain Renoir sculptings. Per the amended agreement dated March 1995, the distribution right is being amortized on a straight-line basis over the distribution term which is 70 months commencing April, 1995.

     REVENUE RECOGNITION

     Retail gallery sales are recognized when the entire selling price has been received and substantial performance has been completed. Wholesale sales are recognized at the time of shipment to the customer. Merchandise subject to customer deposits is included in inventories, and the deposits are reflected as a current liability.

     On June 16, 1995, the Company entered into an agreement to sell artwork through a large national discount retailer. Pursuant to this agreement the Company entered into several Royalty Participation agreements with individuals. In consideration for the right to share in the profits from the sale of the artwork sold through the discount retailer, individuals purchased varying percentyages of up to 10% of net revenue received through the program. Total amounts received by the Company were $1,875,000. All of this revenue was recognized in 1995 as the Company has substantially fulfilled its obligation. There are no contingent royalty payments owed at December 31, 1995.

     INCOME TAXES

     The Company adopted the Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes" which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefits in the future.

     BARTER TRANSACTIONS

     The Company sells some of its inventories through barter transactions with certain of the Company's suppliers of goods and services, as well as through barter exchange organizations. These transactions are recorded based on the fair value of the goods or services involved. Net receivables from unsettled barter transactions at December 31, 1995 was approximately $23,457.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding during each year. The weighted average number of shares outstanding for the years ended December 31, 1995 and 1994 was 15,005,812 and 14,405,971,
     respectively. Fully diluted per share amounts are not materially different from the amounts presented for primary earnings per share.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of a certain financial instrument for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is management's best estimate of the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     Changes in the assumptions or methodologies used to estimate fair value may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between peer companies due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a degree of subjectivity in estimating financial instrument fair value.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


     The following assumptions and methodologies were used by management to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

     CASH AND CASH EQUIVALENTS, NOTE RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, AND SHORT-TERM DEBT - The carrying amount of these items are a reasonable estimate of their fair value because of the short maturity of these instruments.

     ACCOUNTS RECEIVABLE - The carrying amount is a reasonable estimate of fair value based upon management's evaluation of customer credit worthiness.

     NOTES RECEIVABLE - The fair value of the note receivable is determined by analyzing discounted cash flow, using interest rates currently being offered for loans with similar terms to borrowers of similar quality.
     The caqrrying amount of $500,000 on the first trust deed loan approximates its fair value.

     LOANS TO OFFICERS/SHAREHOLDERS - The carrying amount of loans to officers/shareholders is not materially different from the fair value, based upon management evaluation of borrowers' credit worthiness.

     ADVANCES TO/FROM OFFICERS/STOCKHOLDERS - The carrying amount of loans to officers shareholders is not materially different from the fair value, based upon management evaluation of borrowers' credit worthiness.

     LONG-TERM DEBT AND DUE TO STOCKHOLDER - The carrying amount of these instruments approximates fair value upon the Company's incremental borrowing rate for similar type of borrowings.

NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1995 consist of the following:

          Furniture, fixtures and equipment                 $226,525

          Leashold improvements                              424,546
                                                            --------

                                                             651,071

          Less accumulated depreciation and amortization     429,837
                                                            --------

                                                            $221,234
                                                            --------
                                                            --------

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE B - PROPERTY AND EQUIPMENT - Continued

     On May 5, 1994, the Company purchased the real property known as the Elk Creek Gaming Hall in the gaming district of Cripple Creek, Colorado for a total purchase price of $1,285,000. The property was acquired by the Company in consideration of 1,000,000 shares of the Company's restricted common stock at a value of $.50 per share, the Company's assumption of approximately $635,000 in debt and $150,000 in cash.

     On June 13, 1995, the Company entered into an agreement for the sale of the Elk Creek Gaming Hall and assignment of the lease of the Turf Club Casino. The terms of the agreement provide that Elk Creek Gaming Hall is to be sold for $1,500,000 in the form of $365,000 down payment; a promissory note in the amount of $500,000 bearing interest at 10% with all principal due in full within five years from close of escrow; and buyer's assumption of two promissory notes - one in the principal amount of $361,000 and another promissory note in the principal amount of $254,000. A gain of $126,000 was recognized on the sale.

NOTE C - LAND HELD FOR FUTURE DEVELOPMENT

     In May 1993, the Company acquired a total of ten contiguous lots in Cripple Creek, Colorado for a total purchase price of $2,150,000 on which it intends to develop and operate a hotel and gambling casino, referred to as the Wandering Star Hotel Casino. Seven of the lots were acquired for 1,750,000 restricted shares of the Company's common stock valued at an average per share price of $.82 and options to acquire an additional 500,000 shares at $2 per share which expired in May 1995, plus approximately $150,000 in cash and the Company's assumption of $162,000 in debt. The remaining three lots were acquired for a purchase price of $400,000 which was paid using a combination of seller and private financing (see Note E). The property is classified as land held for future development at December 31, 1995.

NOTE D - LAND HELD FOR SALE

     On May 17, 1994, the Company purchased a 90% ownership interest in 13 contiguous lots located in Cripple Creek, Colorado (the "Bloomer property") of which two lots are situated within the town's legalized gaming district. The remaining 10% is owned by a director of the Company who has granted to the Company a full power of attorney with respect to his ownership interest. The Bloomer property was acquired by the Company for a total purchase price of $370,000, consisting of the following: (1) $75,000 in cash paid to the seller; (2) a promissory note in the principal amount of $120,000 in favor of the seller, payable without interest, in 24 equal monthly installments of $5,000, and (3) 350,000 shares of restricted common stock of the Company. For purposes of determining the purchase price, the value assigned to the restricted common stock of the Company was $.50 per share. The Company financed the $75,000 cash payment pursuant to a promissory note made by the Company and a director of the Company, with such promissory note secured by a deed of trust on the Bloomer property.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE D - LAND HELD FOR SALE - Continued

     On June 30, 1995, the Company entered into an agreement for the sale of the land and buildings in Cripple Creek, Colorado. Under the terms of the agreement, the buyer is to purchase the Cripple Creek properties at a sales price of $1,160,000 with payment to the Company in the form of $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995 and the remaining $135,000 to be paid subsequently); three promissory notes with an aggregate principal amount of $624,400 (bearing interest at 7.50%); and assumption, by the buyer, of existing indebtedness totalling $385,600. At December 31, 1995, the buyer has not closed escrow and, accordingly, the Company has not recorded the sale in fiscal 1995 (see Note E).

NOTE E - LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995:

       Note payable, noninterest bearing, payable in monthly
       principal installments of $5,000.  Note collateralized
       by a fourth deed of trust on the Bloomer property.          $     60,000

       Notes payable, bearing interest at rates ranging from
       11.05% to 20.5%, payable in monthly principal and
       interest payments through June 1997.  Note collateralized
       by certain inventory.                                            255,451


       Note payable, bearing interest at 18%, interest only
       payable monthly with final principal and interest due
       May, 1996.  Note collateralized by a first deed of trust
       on Bloomer property.                                             325,600

       10% debenture due November 1999, to the Company's
       common stock exercise price of $1.50 per share.                   20,000

       Note payable to stockholder, bearing interest at 18%,
       interest only payable monthly with final principal and
       interest due May 1997.  Note collateralized by a first
       deed of trust on the Wandering Star property.                    200,000

       Note payable to stockholder, bearing interest at 15%,
       interest only payable monthly with final principal and
       interest due June 1997.  Note collateralized by a
       second deed of trust on the Wandering Star property.             100,000

                     Gallery Rodeo International and Subsidiaries

                              December 31, 1995 and 1994


NOTE E - LONG-TERM DEBT - Continued

       Note payable to stockholder, bearing interest
       at 15%, interest only payable monthly with
       principal and interest due June 1997.
       Note collateralized by a second deed of trust
       on the Wandering Star property.                                  200,000

       Note payable to stockholder, bearing interest
       at 16%, interest only payable monthly with
       final principal and interest due July 1997.
       Note collateralized by a first deed of trust on
       the Wandering Star property.                                     162,000

       Note payable to stockholder, bearing interest
       at 15%, interest only payable monthly with
       final principal and interest due May 1997.
       Note collateralized by a first deed of trust on
       the Wandering Star property.                                     150,000


       Note payable to stockholder, bearing interest
       at 12-15%, interest only payable monthly with
       final principal and interest due May 1997.   Note
       collateralized by a second deed of trust on the
       Wandering Star property.                                          50,000

       Note payable to bank, bearing interest at the
       bank's prime rate plus 2.75% (effective rate of
       11.25% at December 31, 1995 and 1994), payable
       in 11 monthly principal installments of $2,000
       commencing April 28, 1994.  Final principal and
       interest payment due February 29, 1996                            17,743
                                                                      ---------
                                                                      1,540,794
       Less current maturities                                          595,112
                                                                      ---------
                                                                    $   945,682
                                                                    -----------
                                                                    -----------


Estimated principal maturities of long-term debt are as follows:

                           Year ending
                          December 31,
                      --------------------
                              1996             $595,112
                              1997              945,682
                                         --------------
                                             $1,540,794
                                         --------------
                                         --------------

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE E - LONG-TERM DEBT - Continued

     In order to meet its obligation at maturity with respect to the outstanding principal and interest on their notes payable, the Company has entered into an agreement to sell the Bloomer property resulting in the assumption by the buyer of $385,600 of the Company's debt. At December 31, 1995, the buyer has not closed escrow and, accordingly, the Company continues to reflect the outstanding debt on the Bloomer property (see Note D).

     The Company is currently involved in negotiations with the holders of the Wandering Star debt and other hotel and casino management professionals that could result in a reoganization of the Company, replacement of its present management and restructuring of its $862,000 real estate credit facility consisting of a series of six individual promissory notes. The Company fully expects to finalize these negotiations in the very near future, however, in the event that there is any lengthy delay or postponement, the holders of the Wandering Star debt have agreed to a one year extension of the notes making up the real estate credit facility at rates and collateral consistent with the original loan agreements and with maturity dates beginning May 1997.

NOTE F - INCOME TAXES

     The provision for income taxes consists of current state income taxes for the year ended December 31, 1995 and 1994.

     A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the years ended December 31:

                                                                     1995               1994
                                                                  ----------        -----------
               U.S. federal statutory rate                           34.0%              34.0%
               State income taxes                                    10.0%              10.0%
               Utilization of net operating loss carryforward        44.0%
               Net operating loss for which no tax benefit
                   is currently available                                              (44.0%)
                                                                  -----------        -----------

                                                                      - %                - %
                                                                 -------------      -------------
                                                                 -------------      -------------

                  Gallery Rodeo International and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1995 and 1994


NOTE F - INCOME TAXES - Continued

     The major deferred tax asset items at December 31, 1995 are as follows:


               Assets:
               Bad debts                                    $    22,000
               Valuation allowance for inventory                 82,000
               Net operating loss carryforwards               2,368,000
                                                           ------------
                                                              2,472,000
               Valuation allowance                            2,472,000
                                                           ------------
                                                           $          0
                                                           ------------
                                                           ------------


     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The net change in the valuation allowance was a decrease of $85,000 during 1995.

     At December 31, 1995, the Company has approximately $6,073,000 of net operating loss carryforwards available to offset future federal and state taxable income, respectively, subject to certain state carryforward limitations. The net operating loss carryforwards expire through 2009 for federal purposes and 2000 for state purposes.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company leases various facilities and equipment under noncancellable lease agreements expiring at various dates through 1999. Future minimum rental commitments at December 31, 1995, under operating leases are as follows:

                    Year ending                  Minimum lease
                   December 31,                    payments
                   -------------                ---------------
                      1996                        $  389,879
                      1997                           351,149
                      1998                           246,789
                      1999                            30,000
                                                   ---------
                                                  $1,017,817
                                                  ----------
                                                  ----------

     The terms of certain of the leases provide for increases in annual rents based on the Consumer Price Index. Rental expense was approximately $401,000 and $537,000, in 1995 and 1994, respectively. Sublease rental income totalled $39,850 and $110,000 in 1995 and 1994, respectively.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

     The Company is involved in various litigation which has arisen out of the ordinary course of business. Management believes that the disposition of all litigation will not have a material effect on the Company's combined financial position and results of operations. It is at least reasonably possible that the Company's estimates of loss contingencies will change in the near term.

NOTE H - RELATED PARTY TRANSACTIONS

     At December 31, 1995, the Company had received advances from two of its executive officers, who are also major stockholders, totalling $83,090 and had made advances to stockholders totalling $112,405. These advances are noninterest bearing and, as such, no interest has been accrued at December 31, 1995.

     Clipper Industries, Inc., a major stockholder, performed management consulting services for the Company. Fees paid by the Company to Clipper Industries, Inc. were $45,264 and $86,150 during the years ended December 31, 1995 and 1994, respectively.

     At December 31, 1995, a major stockholder and former officer of the Company had a note payable to the Company totalling $143,750, payable on demand at an interest rate of 4%. Interest income of approximately $6,000 was earned during 1995 and 1994, respectively.

     Included in stockholders' equity at December 31, 1995, are two stockholders' notes payable to the Company totalling $21,750, payable over five years at an interest rate of 2%. Interest income of $1,000 was earned during 1995 and 1994, respectively.

     Red Star Corporation, a major stockholder, was paid approximately $24,500 and $62,000 for royalties in the year ended December 31, 1995 and 1994 respectively.

     Included in the accompanying consolidated statements of operations is interest expense to related parties approximating $134,000 in 1995 and 1994.

NOTE I - SALES TO MAJOR CUSTOMERS

     During the year ended December 31, 1994, approximately 13% of sales were made to one customer. No customer accounted for more than 10% of total sales in 1995.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994

NOTE J - DISTRIBUTION RIGHTS

     In March 1995, the Company sold back to Red Star Corporation ("Red Star") its exclusive right to create and distribute bronze reproductions of certain Renoir sculptings. The Company did retain the exclusive right to specific pieces of the collection. In exchange for the release, Red Star returned 850,000 restricted shares of the Company's common stock valued at $161,500. In addition, Red Star agreed to reduce the Company's future minimum monthly royalty payments. At December 31, 1995, the Company reduced stockholders' equity by $161,500 for the shares returned by Red Star.

NOTE K - PRIOR PERIOD ADJUSTMENTS

     The financial statements for the year ended December 31, 1994 have been restated from those originally presented to reflect the correction of an overstatement in accrued liabilities of $287,698. The effect of the restatement was to reduce the net loss by $287,698 ($0.02 per share) for the period ended December 31, 1994.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994


NOTE L - FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of fiscal 1995, the Company recorded an adjustment for the reversal of the sale of the Bloomer property and a gain on the sale of the Elk Creek property.

     In the fourth quarter of fiscal 1994, the Company recorded the following significant adjustments: (i) a reduction in inventory was recorded to reflect an adjustment to the lower of cost or market; (ii) sales were reduced and customer deposits were increased for revenue recognized prior to shipment; (iii) allowance for doubtful accounts increased for accounts deemed uncollectible; (iv) accrued liabilities were increased for commissions payable not recorded; and (v) other assets were decreased for impaired distribution rights.

     The above adjustments affected the fourth quarter results of operations as follows:


                                                    1995                 1994
                                                    ----                 ----
     Decrease in sales                        $            -        $   547,000
                                              --------------        -----------
                                              --------------        -----------
     Adjustment on sale of properties         $    1,037,000        $         -
                                              --------------        -----------
                                              --------------        -----------
     Increase in cost of sales                $            -        $   350,000
                                              --------------        -----------
                                              --------------        -----------
     Increase in selling and general and
          administrative expenses             $            -        $   667,000
                                              --------------        -----------
                                              --------------        -----------


NOTE M - STOCK OPTION PLAN

     During 1995, the Company established a stock award plan under which it is authorized to grant stock options to selected officers, directors, employees and consultants. Shares subject to the plan shall not exceed 1 million shares of the common stock of the Company. No shares were outstanding under the Plan at December 31, 1995.

     In conjunction with the terms of an employment agreement entered into with the Company's chief executive officer, an option to purchase 1,000,000 shares of the Company's common stock at a purchase prices ranging from $0.25 to $0.45 per share was granted. The options are currently vested and may be exercised at the later of five years or until termination of his employment.

     In addition, the Company has issued nonqualified stock options totalling 428,000 shares with exercise prices ranging from $0.50 to $1.00.

                  Gallery Rodeo International and Subsidiaries

                           December 31, 1995 and 1994

NOTE N - SUBSEQUENT EVENTS

            In January 1996, the Company entered into an agreement to purchase land in San Bernardino from an individual. The property is to be acquired by the Company in consideration of 1,000,000 shares of the Company's restricted common stock, the assumption of approximately $315,000 in debt, the exchange of certain artwork and the assumption of outstanding tax liens on the property, approximately $85,000. Included in other assets at December 31, 1995 is a $260,614 deposit on real property representing the cost of artwork shipped to the seller in December 1995.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):           GALLERY RODEO INTERNATIONAL



By:  /s/ Stephen M. Thompson                      Date: MAY 8, 1996
    ------------------------                      -----------------
            Stephen M. Thompson
          Chief Executive Officer,
         Chairman of the Board and
           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




By:  /s/ Stepohen M. Thompson                     Date:   MAY 8, 1996
    -------------------------                           -----------------
          Stephen M. Thompson
              Director




By:  /s/ George M. Maxson                         Date:   MAY 8, 1996
    -------------------------                           -----------------
          George M. Maxson
              Director




By:  /s/ Jack A. Schneider                        Date:   MAY 8, 1996
    -------------------------                           -----------------
          Jack A. Schneider
              Director

                           GALLERY RODEO INTERNATIONAL

                                INDEX TO EXHIBITS


Exhibit No.                Description of Exhibit
- - -----------                ----------------------

  24                   Consent of Grant Thornton, LLP

  27                   Financial Data Schedule