Form 10QSB
period 1996-03-31
GALLERY RODEO INTERNATIONAL
filed 1996-06-07
CIK 837852

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---  OF 1934

     For the quarterly period ending March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934




     For the transition period from N/A     to
                                    ---



Commission file number: 0-19644

                           GALLERY RODEO INTERNATIONAL
                 (Name of Small Business Issuer in Its Charter)

          CALIFORNIA                                          33-0300193
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
       or Organization)                                   Identification No.)







             421 North Rodeo Drive, Beverly Hills, California 90210
                     (Address of principal executive office)

         Issuer's telephone number, including area code: (310) 273-2105

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes            No  X
         ---           ---


     The number of shares outstanding of the Registrant's Common Stock as of March 31, 1996 was 15,521,681 shares.

                           GALLERY RODEO INTERNATIONAL
                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Consolidated Balance Sheets - Assets
               March 31, 1996 (unaudited) and December 31, 1995 .....          3

           Consolidated Balance Sheets - Liabilities & Stockholders'
               Equity March 31, 1996 (unaudited) and
               December 31, 1995 ....................................          4


           Consolidated Statements of Operations (unaudited)
               Three Months ended March 31, 1996 and
               Three Months ended March 31, 1995 ....................          5

           Consolidated Statements of Cash Flows (unaudited)
               Three Months ended March 31, 1996 and
               Three Months ended March 31, 1995 ....................          6

           Notes to Consolidated Financial Statements (unaudited) ...          7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ................................          8

  Item 2A. Factors That May Affect Future Results ...................         14

  Item 3.  Subsequent Event..........................................         14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................         15
     Item 2.   Changes in Securities ................................         15
     Item 3.   Defaults Upon Senior Securities ......................         15
     Item 4.   Submission of Matters to a Vote of Security Holders ..         15
     Item 5.   Other Information ....................................         15
     Item 6.   Exhibits and Reports on Form 8-K .....................         15
               Footnotes to Exhibits and Reports on Form 8-K ........         17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                      March 31,           December 31,
                                                                         1996                1995
                                                                      ----------          ----------
                                                                      (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                          $   66,340          $  357,753
   Accounts Receivable, less allowance for doubtful                       99,715             151,756
       accounts of $18,796 and $53,748 at March 31, 1996
       and December 31, 1995 respectively
   Inventories                                                         1,018,258             989,997
                                                                      ----------          ----------
     Total Current Assets                                              1,184,313           1,499,506

LAND HELD FOR FUTURE DEVELOPMENT                                       2,150,000           2,150,000

LAND HELD FOR SALE                                                       370,000             370,000

PROPERTY AND EQUIPMENT, net                                              235,863             221,234

OTHER ASSETS

   Note Receivable                                                       500,000             500,000
   Advances to officers/shareholders                                     124,724             112,405
   Distribution rights, net                                               67,730              66,230
   Deposit on real property                                              260,614             260,614
   Other (including deposits on work in progress)                        492,545             136,429
                                                                      ----------          ----------

                                                                      $5,385,789          $5,316,418
                                                                      ----------          ----------
                                                                      ----------          ----------

        The accompanying notes are an integral part of this statement.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         1996          1995
                                                      ----------    -----------
                                                      (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt               $  337,343    $   595,112
   Accounts payable                                      766,862        770,944
   Accrued expenses and other liabilities                166,681        452,661
   Customer deposits                                   1,652,538      1,156,684
                                                      ----------    -----------

        Total Current Assets                           2,923,424      2,975,401

LONG TERM DEBT, less current maturities
   (including $862,000 to stockholders)                1,132,048        945,682

ADVANCES FROM STOCKHOLDERS                                83,090         83,090

STOCKHOLDERS' EQUITY

   Common stock, 100,000,000 shares; $.001 par
      value; 15,521,681 and 15,511,681 shares issued
      and outstanding at March 31, 1996 and
      December 31, 1995 respectively                      15,522         15,511
   Additional paid in capital                          5,348,700      5,348,210
   Accumulated deficit                                (3,951,495)    (3,885,976)
                                                      ----------    -----------


                                                      $1,412,727    $ 1,477,745

   Less stockholders' loans                             (165,500)      (165,500)
                                                      ----------    -----------

        Total stockholders' equity                     1,247,227      1,312,245
                                                      ----------    -----------

                                                      $5,385,789    $ 5,316,418
                                                      ----------    -----------
                                                      ----------    -----------


         The accompanying notes are an integral part of this statement.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months ended March 31,
                                 (Unaudited)


                                                        1996           1995
                                                   -------------  -------------
SALES                                              $     947,675  $     955,784

COST OF SALES                                            204,203        300,929
                                                   -------------  -------------
     GROSS PROFIT                                        743,472        654,855


OPERATING EXPENSES
  Selling Expenses                                       227,069        294,027
  General and administrative expenses                    555,839        601,770
                                                   -------------  -------------

     INCOME (LOSS) FROM OPERATIONS                       (39,436)      (240,942)

OTHER INCOME (EXPENSE)
  Rental income                                              371        140,000
  Interest income (expense), net                         (26,453)      (107,819)
                                                   -------------  -------------

     LOSS BEFORE INCOME TAXES                            (65,518)      (208,761)

INCOME TAXES                                                  -              -
                                                   -------------  -------------

     NET LOSS                                      $     (65,518) $    (208,761)
                                                   -------------  -------------
                                                   -------------  -------------

     LOSS PER SHARE                                $   (    0.00) $  (     0.01)
                                                   -------------  -------------
                                                   -------------  -------------


WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                  15,516,681     15,369,919
                                                   -------------  -------------
                                                   -------------  -------------

         The accompanying notes are an integral part of this statement.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                          Three Months ended March 31,
                                   (Unaudited)

                                                                        1996                  1995
                                                                   -------------          ----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net cash provided by (used in) operating activities            $    (192,790)         $   37,355

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (27,720)             (4,411)
                                                                   -------------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment) proceeds from long-term debt, net                        (71,403)            (51,070)
    Proceeds from stockholder loan                                             -              43,376
                                                                   -------------          ----------

        Net cash (used in) provided by financing activities              (71,403)             (7,694)
                                                                   -------------          ----------

NET INCREASE (DECREASE) IN CASH                                         (291,413)             25,250

CASH AT BEGINNING OF PERIOD                                              357,753              14,202
                                                                   -------------          ----------

CASH AT END OF PERIOD                                              $      66,340          $   39,452
                                                                   -------------          ----------
                                                                   -------------          ----------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                    $     (45,917)         $  (88,017)
                                                                   -------------          ----------
                                                                   -------------          ----------

NON CASH INVESTING AND FINANCING
ACTIVITIES:
    Issuance of restricted stock in satisfaction of
       certain debt                                                $           -          $   47,969
                                                                   -------------          ----------
                                                                   -------------          ----------



         The accompanying notes are an integral part of this statement.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Gallery Rodeo International and Subsidiaries (the Company) as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and March 31, 1995. The results of its operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

2. On May 17, 1994, the Company entered into an agreement to lease the premises previously known as the Turf Club Casino, which is located contiguous to the Elk Creek Gaming Hall. Subsequently, on June 13, 1995, the Company entered into an agreement for the sale of the Elk Creek Gaming Hall and assignment of the lease of the Turf Club Casino. While the agreement was executed on June 30, 1995, the terms of the agreement provide that Elk Creek Gaming Hall is to be sold for $1,500,000 (not including discount of $20,000) in the form of a $365,000 down payment; a promissory note in the amount of $500,000 bearing interest at 10% with all principal due in full within five years from close of escrow and the buyer's assumption of two promissory notes - one in the principal amount of $361,000 and another in the principal amount of $254,000.

3. In May 1993, the Company purchased 10 contiguous lots in Cripple Creek Colorado, to be the site of the Company's proposed Wandering Star Hotel Casino project (the "Wandering Star Project"). The Wandering Star Project is located within Cripple Creek's approved gaming district, at the entrance to the downtown gaming district, and is situated along Highway 67, the only paved road that carries traffic to the town. The Company anticipates that the Wandering Star Project, when completed, will add approximately two hundred hotel rooms to a town that currently has approximately 200 hotel rooms, and which the Company estimates currently is in need of approximately 1,500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star Project, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek.

4. On June 30, 1995, the Company entered into an agreement for the sale of the land and buildings in Cripple Creek, Colorado. Under the terms of the Agreement, the buyer is to purchase the Bloomer Property at a price of $1,160,000 with payment to the Company in the form of $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995 and the remaining $135,000 to be paid subsequently); three promissory notes with an aggregate principal amount of $624,000 (bearing interest at 7.50%); and assumption, by the buyer, of existing indebtedness totalling $385,600. As of March 31, 1996, the buyer has not closed escrow and, as a result, the Company has not recorded the sale of the Bloomer Property.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for year ended December 31, 1995, a copy of which may be obtained by writing to Gallery Rodeo International, 320 East Costilla, Colorado Springs, Colorado 80903.

INTRODUCTION

     Although the Company is operating primarily as a fine retailer and publisher, as it has since inception, the Company has also acquired various properties in Colorado on which the Company intends to conduct hotel and gaming casino operations.

     On May 29, 1996, the Company filed Form 8-K disclosing that the Company's Board of Directors has approved a management agreement that resulted in a restructuring of its Board of Directors and a change of focus to concentrate its business on the development of its hotel and gaming properties. Stephen M. Thompson will resign as Chairman and CEO and remain as a Director. Mr. Kenneth
M. Cahill, with an extensive background in the hotel and gaming industry, will be named as the Company's new Chairman, President and CEO. Messrs. Jack Schneider and George M. Maxson will resign from the Board, being replaced with Messrs. Darel Tiegs, J. Royce Renfrow and Ray Buchard.

     The art gallery operations of the Company will be spun out to management for $1 million in cash and securities. The Company's decision to divest itself of its art business stemmed from results of a series of meeting with the investment banking community over the past year, wherein management learned that funding would not be available to Gallery Rodeo International, Inc. to further the development of its gaming properties without the Company obtaining qualified management in the field of gaming and hotel operations.

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

     Pursuant to agreements, the Company has been granted certain reproduction and marketing rights from the estate of Picasso to market certain Picasso artworks. The Company's rights are exclusive only with respect to certain images and editions. Sales under the Picasso agreements accounted for approximately 3% of the Company's total sales in 1995.

     Pursuant to license agreements, the Company has been granted certain reproduction and marketing rights from Red Star Corporation through its licensee, the Renoir Foundation for the Arts, to reproduce and market certain Renoir bronze sculptings. These limited edition bronzes are cast from original plasters with rights supported by the Renoir Foundation for the Arts and certain members of the Renoir family. The Company has the exclusive reproduction and marketing rights to such bronzes under such agreements. Such rights are nonassignable. Sales under these agreements accounted for approximately 1% of the Company's total sales in 1995.

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

REAL PROPERTY DEVELOPMENT

     Wandering Star Project in Cripple Creek, Colorado

     In May 1993, the Company purchased 10 contiguous lots in Cripple Creek, Colorado, to be the site of the Company's proposed Wandering Star Hotel Casino project (the "Wandering Star Project"). The Wandering Star Project is located within Cripple Creek's approved gaming district, at the entrance to the downtown gaming district, and is situated along Highway 67, the only paved road that carries traffic to the town. The Company anticipates that the Wandering Star Project, when completed, will add approximately two hundred hotel rooms to a town that currently has approximately 200 hotel rooms, and which the Company estimates currently is in need of approximately 1,500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star Project, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek.

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

     There currently are 24 casinos located in Cripple Creek, most of which are relatively small and strictly gaming operations without hotel rooms. The Holiday Inn has 62 rooms and the older Imperial Hotel contains 27 rooms. In addition, a 50-room expansion to the existing 16-room Best Western Hotel and Casino is planned. An addition to the Holiday Inn is in progress. Competition in the gaming industry also comes from gaming facilities nationwide, including casinos in Nevada and New Jersey, and other sources, such as state sponsored lotteries, parimutuel wagering and gaming in new jurisdictions.

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

     On May 17, 1994, the Company entered into an agreement to lease the premises previously knows as the Turf Club Casino, which is located contiguous to the Elk Creek Gaming Hall. Subsequently, on June 13, 1995, the Company entered into an agreement for the sale of the Elk Creek Gaming Hall and assignment of the lease of the Turf Club Casino. While the agreement was executed on June 30, 1995, the terms of the agreement provide that Elk Creek Gaming Hall is to be sold for $1,500,000 (not including discount of $20,000) in the form of a $365,000 down payment; a promissory note in the amount of $500,000 bearing interest at 10% with all principal due in full within five years from close of escrow and the buyer's assumption of two promissory notes - one in the principal amount of $361,000 and another in the principal amount of $254,000.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1996 and March 31, 1995

     Net sales for the three month period ended March 31, 1996 (the "1996 First Quarter") were $947,675 as compared to $955,784 for the three months ending March 31, 1995 (the "1995 First Quarter") which represents a decrease of .84%.

     Cost of sales for 1996 First Quarter were $204,203 as compared to $309,929 for 1995 First Quarter. Cost of sales as a percentage of net sales was 21.54% and 31.49% for 1996 First Quarter and 1995 First Quarter respectively. The decrease in the cost of sales percentage from 1995 First Quarter to 1996 First Quarter primarily was due to changes in the makeup of the Company's sales.

     Gross profits for 1996 First Quarter was $743,472 or 78.45% of sales, compared to $654,855 or 68.51% of sales in 1995 First Quarter.

     Selling expenses for 1996 First Quarter were $227,069, compared to $294,027 for 1995 First Quarter. Selling expenses, as a percentage of net sales were 23.96% and 30.76% in the first quarter of 1996 and 1995 respectively. Selling expenses include advertising, sales commission, brochures, and other promotional material costs, and certain salary expenses. The decrease in selling expenses as a percentage of net sales from 1996 to 1995 was due primarily to the decrease in advertising and promotional expenses.

     General and administrative expenses for 1996 First Quarter were $555,839, compared to $601,770 for 1995 First Quarter. General and administrative expenses as a percentage of net sales were 58.65% and 62.96% in the first quarter of 1996 and 1995 respectively. General and administrative expense costs include all corporate overhead, all occupancy costs and interest. General and administrative expenses are primarily fixed expenses.

     The increase in general and administrative expense as a percentage of net sales in 1996 Quarter was primarily due to costs incurred by the Company in connection to real property acquisitions and management as compared to 1995 First Quarter. The Company also recorded rental income of $140,000 during the 1995 First Quarter arising from the rental of Elk Creek Gaming Hall in Cripple Creek, Colorado. The Company also recorded $107,910 in interest expense (net of interest income) during 1995 First Quarter. By comparison, the Company did not record any rental income during the 1996 First Quarter and it recorded $26,453 in interest expenses.

     As a result, the Company reported a net loss of $65,518 for the 1996 First Quarter, compared with a net loss of $208,761 for the 1995 First Quarter. This resulted in a net loss per share of $0.00 in the 1996 First Quarter, compared with net loss per share of $0.01 for 1995 First Quarter. The decrease in the loss was due primarily to reduced selling expenses, a decrease in the cost of sales relative to net sales, and the decrease in rental income.

LIQUIDITY AND CAPITAL RESOURCES



     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms.

     For 1996 First Quarter, the Company experienced a negative cash flow before financing activities of $220,510. After financing activities (which generated a net negative $71,403), the Company recorded a net decrease in cash for the 1996 First Quarter of $291,413. In the 1995 First Quarter, the Company experienced a positive cash flow of $32,944 before any financing activities. The increase in negative cash flow before financing activities was attributable primarily to the Company's increase in the amount of deposits received on art.

     As of March 31, 1996, the Company had $337,343 in long-term debt due and payable on or before March 31, 1997.

     Note payable, non-interest bearing, payable in
     monthly principal installments of $5,000.  Note
     collateralized by a fourth deed of trust on the
     Bloomer property.                                                $   60,000

     Notes payable, bearing interest at rates ranging
     from 11.05% to 20.5%, payable in monthly principal
     and interest payments through June 1997.  Note
     collateralized by certain inventory.                                190,048

     Note payable, bearing interest at 18%, interest only
     payable monthly with final principal and interest due
     May 1996.  Note collateralized by a first deed of
     trust on the Bloomer property.                                      325,600

     10% debenture due November 1999, convertible to the
     Company's common stock at an exercise price of $1.50
     per share.                                                           20,000

     Note payable to stockholder, bearing interest at 18%,
     interest only payable monthly with final principal and
     interest due May 1997.  Note collateralized by a first
     deed of trust on the Wandering Star property.                       200,000

     Note payable to stockholder, bearing interest at 15%,
     interest only payable monthly with final principal and
     interest due June 1997.  Note collateralized by a second
     deed of trust on the Wandering Star property.                       100,000

     Note payable to stockholder, bearing interest at 15%,
     interest only payable monthly with final principal and
     interest due June 1997. Note collateralized by a second
     deed of trust on the Wandering Star property.                       200,000

     Note payable to stockholder, bearing interest at 16%,
     interest only payable monthly with final principal and
     interest due July 1997. Note collateralized by a first
     deed of trust on the Wandering Star property.                       162,000


     Note payable to stockholder, bearing interest at 15%,
     interest only payable monthly with final principal and
     interest due May 1997. Note collateralized by a first
     deed of trust on the Wandering Star property.                    $  150,000

     Note payable to stockholder, bearing interest at 12 - 15%, interest only payable monthly with final principal and
     interest due May 1997. Note collateralized by a second
     deed of trust on the Wandering Star property.                        50,000

     Note payable to stockholder, bearing interest at
     the bank's prime rate plus 2.75%, (effective rate
     of 11.25 at March 31, 1996), payable in monthly
     installments of $2,000                                               11,743
                                                                      ----------
                                                                       1,469,391

     Less current maturities                                             337,343
                                                                      ----------
                                                                      $1,132,048
                                                                      ----------
                                                                      ----------
     Estimated principal maturities of long-term debt are as follows:

               Year ending
               December 31,
               ------------
                   1997            $   337,343
                   1998              1,132,048
                                   -----------

                                   $ 1,469,391
                                   -----------
                                   -----------

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

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. CONTINUED OPERATING LOSSES. For the calendar years ended December 31, 1994 and 1995, and the three month period ended March 31, 1996, the Company incurred net loss of $3,286,737, net income of $144,815, and net loss of $65,518 respectively. At March 31, 1996, the Company had negative working capital of $1,739,111 (as Total Current Liabilities exceeded Total Current Assets by that amount), an accumulated deficit of $3,951,495 and shareholders' equity of $1,247,227. Because of, among other things, the lack of a substantial operating history with respect to the Company's venture into the gaming industry on which to base its anticipated expense and revenues, the Company may continue to incur further losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.

2. UNCERTAINTIES & LACK OF REVENUES FROM GAMING OPERATIONS. While the Company has expanded substantial resources for the development of gaming properties, the Company currently generates only limited rental revenues from these properties and there can be no assurances that the Company will be successful in generating revenues from gaming operations in the near future despite the Company's obligation to service substantial amounts of debt incurred thereby.

3. PROPOSED SALE OF ART BUSINESS TO COMPANY MANAGEMENT. The Company announced that its Board of Directors has approved a management agreement that resulted in a restructuring of its Board of Directors and a change of focus to concentrate its business on the development of its hotel and gaming properties. Under the terms of the agreement, to be submitted to the Company's shareholders for their approval, the art gallery operations of the Company will be sold to management for $1 million in cash and securities. In that connection, Stephen M. Thompson will resign as Chairman and CEO and remain as a Director. Mr. Kenneth M. Cahill, with an extensive background in the hotel and gaming industry, will be named as the Company's new Chairman, President and CEO. Messrs. Jack Schneider and George M. Maxson will resign from the Board, being replaced with Messrs. Darel Tiegs, J. Royce Renfrow and Ray Buchard.

       The Company's decision to divest itself of its art business stemmed from results of a series of meetings with the investment banking community over the past year, wherein management learned that funding would not be available to the Company to further the development of its gaming properties without the Company obtaining qualified management in the field of gaming and hotel operations.

PART II. OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         2.    Agreement and Plan of Reorganization dated September 23, 1991.
               (1)

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

         10.7  Agreement between the Company and Red Star Corporation. (6)

         10.8 Lease dated October 15, 1992 between the Company and Rodeo Collection, Ltd. (7)

         10.9 Assignment of Lease dated October 30, 1992 between the Company and Barney Goldberg, d.b.a. Golden West Galleries. (7)

         10.10 Nonqualified Stock Option Agreement dated January 1, 1993 between the Company and Gary D. Kucher. (7)

         10.11 Demand Noted dated January 23, 1993 in the principal amount of $143,750 by Gary D. Kucher in favor of the Company. (7)

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



(footnotes on following page.)

     (b) REPORTS ON FORM 8-K

     On May 29, 1996, the Company filed Form 8-K disclosing that the Company's Board of Directors has approved a management agreement that resulted in a restructuring of its Board of Directors and a change of focus to concentrate its business on the development of its hotel and gaming properties. The proposed transaction will be submitted to the Company's shareholders for their approval. Stephen M. Thompson will resign as Chairman and CEO and remain as a Director. Mr. Kenneth M. Cahill, with an extensive background in the hotel and gaming industry, will be named as the Company's new Chairman, President and CEO. Messrs. Jack Schneider and George M. Maxson will resign from the Board, being replaced with Messrs. Darel Tiegs, J. Royce Renfrow and Ray Buchard.

     The art gallery operations of the Company will be spun out to management for $1 million in cash and securities. The Company's decision to divest itself of its art business stemmed from results of a series of meetings with the investment banking community over the past year, wherein management learned that funding would not be available to Gallery Rodeo International, Inc. to further the development of its gaming properties without the Company obtaining qualified management in the field of gaming and hotel operations.

FOOTNOTES FROM PRIOR PAGE

1. Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed September 23, 1991.

2. Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to the Registration Statement of Form 10 of the Company, as filed April 6, 1992.

3. Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 of the Company, as filed November 8, 1991.

4. Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed May 17, 1993.

5. Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed May 28, 1993.

6. Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed June 18, 1993.

7. Previously filed with the Securities and Exchange Commission as an exhibit to the 1993 Annual Report on Form 10-KSB, as filed August 2, 1994.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Registrant:
                                   GALLERY RODEO INTERNATIONAL



                                    /s/ STEPHEN M. THOMPSON
                                    --------------------------
                                   Stephen M. Thompson
                                   President




Date:    June 3, 1996