Form 10-Q
period 1996-06-30
GALLERY RODEO INTERNATIONAL
filed 1996-08-22
CIK 837852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark One)

         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996
                                                 -------------

                                       or

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _________


                         Commission File Number 0-19644

                        GALLERY RODEO INTERNATIONAL, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


            California                                   33-0300193
            ----------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


 421 North Rodeo Drive, Beverly Hills, California                    90210
- -----------------------------------------------------------------------------
  (Address of Principal Executive Offices)                         (Zip Code)

        Registrant's telephone number, including area code (719) 525-1800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       ----       ----

As of June 30, 1996, there were 15,521,681 shares of Common Stock outstanding.

                                      INDEX


                        GALLERY RODEO INTERNATIONAL, INC.


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets-March 31, 1996
           and December 31, 1995...........................................3

         Condensed consolidated income statements-Quarter
          ended March 31, 1996 and 1995 ...................................4

         Condensed consolidated statements of cash flows-Quarter
          ended March 31, 1996 and 1995....................................5

         Notes to condensed consolidated financial statements-
          March 31, 1996...................................................7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................10

Item 2. Changes in Securities.............................................10

Item 3. Defaults upon Senior Securities...................................10

Item 4. Submission of Matters to a Vote of Security Holders...............10

Item 5. Other Information.................................................10

Item 6. Exhibits and Reports on Form 8-K..................................10


SIGNATURE.................................................................11

Part I. Financial Information
Item 1. Financial Statements


                                     GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                      (Unaudited)

                                                        ASSETS
                                                                                                   June 30,            December 31,
                                                                                                     1996                  1995
                                                                                                 -----------            -----------
                                                                                                 (Unaudited)             (Note 1)
CURRENT ASSETS

      Cash and cash equivalents                                                                  $       327            $       229
      Current assets of discontinued operations                                                    1,120,903              1,499,277
                                                                                                 -----------            -----------
           Total Current Assets                                                                    1,121,230              1,499,506

LAND HELD FOR FUTURE DEVELOPMENT                                                                   2,150,000              2,150,000

LAND HELD FOR SALE                                                                                      --                  370,000

PROPERTY AND EQUIPMENT, net                                                                            3,822                  3,202

OTHER ASSETS

      Note Receivable                                                                              1,184,400                500,000
      Other (including deposits on work in progress)                                                    --                   27,500
      Assets of discontinued operations                                                            1,144,812                766,210
                                                                                                 -----------            -----------
TOTAL ASSETS                                                                                     $ 5,604,264            $ 5,316,418
                                                                                                 -----------            -----------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Current maturities of long-term debt                                                       $   997,000            $   577,369
      Accounts payable                                                                               233,309                115,427
      Accrued liabilities                                                                            350,000                   --
      Current liabilities of discontinued operations                                               2,625,849              2,365,695
                                                                                                 -----------            -----------
           Total current liabilities                                                               4,206,158              3,058,491

LONG-TERM DEBT, net of current maturities
      (including $862,000 to stockholders)                                                              --                  945,682


DEFERRED GAIN ON SALE OF LAND                                                                        690,500                   --


STOCKHOLDERS' EQUITY

      Common stock, 100,000,000 shares, $.001 par value;
           15,521,681 and 15,511,681 shares issued and
           outstanding and June 30, 1996 and December 31,
           1995, respectively                                                                         15,522                 15,511
      Additional Paid in Capital                                                                   5,348,700              5,348,210
      Accumulated deficit                                                                         (4,491,116)            (3,885,976)
                                                                                                 -----------            -----------
                                                                                                     873,106              1,477,745
      Less stockholders' loans                                                                      (165,500)              (165,500)
                                                                                                 -----------            -----------
           Total stockholders' equity                                                                707,606              1,312,245
                                                                                                 -----------            -----------

                                                                                                 $ 5,604,264            $ 5,316,418
                                                                                                 -----------            -----------


See accompanying notes to these financial statements.

Note 1: The balance sheet at December 31, 1995 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted principles for complete financial statements.



                                            GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                                 For Six Months Ended June 30, 1996
                                                             (Unaudited)


                                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    MARCH 31,                                   JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            1996                 1995                 1996                 1995
                                                        ------------         ------------         ------------         ------------

NET SALES                                               $       --           $       --           $       --           $       --

COST OF GOODS SOLD                                              --                   --                   --                   --
                                                        ------------         ------------         ------------         ------------

GROSS PROFIT                                                    --                   --                   --                   --

OPERATING EXPENSES                                            34,796              216,816              170,447              475,790
                                                        ------------         ------------         ------------         ------------

(LOSS) FROM CONTINUING OPERATIONS                            (34,796)            (216,816)            (170,447)            (475,790)

OTHER INCOME (EXPENSES):
      Gain on sale of land                                      --                   --                 99,500                 --
      Buyout of employment contract                             --                   --               (350,000)                --
      Rental income                                              371              140,000                  871              305,000
      Interest income (expense), net                         (27,265)             (86,773)             (61,957)            (183,139)
                                                        ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES
      AND DISCONTINUED OPERATIONS                            (61,690)            (163,589)            (482,033)            (353,929)

PROVISION FOR INCOME TAXES                                      --                   --                   --                   --
                                                        ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE DISCONTINUED
      OPERATIONS                                             (61,690)            (163,589)            (482,033)            (353,929)

DISCONTINUED OPERATIONS, NET OF TAX                           (3,828)             (45,172)            (123,105)              34,116
                                                        ------------         ------------         ------------         ------------
NET INCOME (LOSS)                                       $    (65,518)        $   (208,761)        $   (605,138)        $   (319,813)
                                                        ------------         ------------         ------------         ------------
INCOME (LOSS) PER SHARE                                 $      (0.00)        $      (0.01)        $      (0.04)        $      (0.02)
                                                        ------------         ------------         ------------         ------------
WEIGHTED AVERAGE COMMON AND
      COMMON EQUIVALENT SHARES
      OUTSTANDING                                         15,516,681           15,369,919           15,516,681           15,650,634
                                                        ------------         ------------         ------------         ------------


                                        See accompanying notes to these financial statements.



                                            GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                                                      STATEMENTS OF CASH FLOWS
                                             FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                             (Unaudited)


                                                                                                               June 30,
                                                                                                     1996                    1995
                                                                                                   ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income (Loss)                                                                            $(605,138)             $(319,813)
      Adjustments to reconcile net income to net cash from
           operating activities:
                 Depreciation and amortization                                                        27,880                    641
                 Gain on sale of land                                                                 99,500                   --
                 Accounts payable                                                                    117,882                201,278
                 Accrued liabilities                                                                 350,000
                 Changes in assets and liabilities related to
                      Discontinued Operations                                                        169,931                (59,308)
                                                                                                   ---------              ---------

           Net cash provided by (used in) operating activities                                       160,055               (177,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property                                                                 150,000                120,000
      Increase in deposits on property                                                                  --                   15,000
      Capital expenditures                                                                           (28,720)                (4,411)
                                                                                                   ---------              ---------
           Net cash provided by (used in) investing activities                                       121,280                130,589

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt, net                                                             (281,237)                16,545
      Proceeds from shareholder loans                                                                   --                   15,866

           Net cash provided by (used in) financing activities                                      (281,237)                32,411
                                                                                                   ---------              ---------

           Net increase (decrease)                                                                        98                (14,202)

CASH AT BEGINNING OF PERIOD                                                                              229                 14,202
                                                                                                   ---------              ---------

CASH AT END OF PERIOD                                                                              $     327              $    --
                                                                                                   ---------              ---------
Supplemental disclosures of cash flow information:
      Cash paid for year:
           Interest                                                                                $ 101,524              $ 183,456
                                                                                                   ---------              ---------




See accompanying notes to these financial statements.


                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


                                                              June 30,
                                                       1996             1995
                                                    ----------      ----------
Noncash investing and financing activities:

   Issuance of restricted stock in satisfaction
        of certain debt                             $     --        $   47,969
                                                    ----------      ----------
   Sale of Elk Creek Gaming Hall
            Notes receivable                        $     --        $  780,000
            Liabilities assumed by purchaser                           615,000
            Cash received                                              120,000
                                                    ----------      ----------

                     Total proceeds                 $     --        $1,515,000
                                                    ----------      ----------

   Sale of Bloomer property
            Notes receivable                        $  684,400      $     --
            Liabilities assumed by purchaser           435,600
            Cash received                               40,000
                                                    ----------      ----------

                     Total proceeds                 $1,160,000      $     --
                                                    ----------      ----------








             See accompanying notes to these financial statements.

                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


      1.  GENERAL:

      Gallery Rodeo International (the "Company") has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report Form 10-KSB for the year ended December 31, 1995.

      2.  UNAUDITED INFORMATION:

      The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to properly reflect results of interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

      3.  NOTES RECEIVABLE:

            a. On May 17, 1994, the Company entered into an agreement to lease the premises previously known as the Turf Club Casino, which was located contiguous to the Elk Creek Gaming Hall. Subsequently, on June 30, 1995 the Company sold the Elk Creek Gaming Hall and assigned the Turf Club lease. The terms of the agreement provided the terms of the sale of the Elk Creek Gaming Hall to be a sales price of $1,500,000 (not including a $20,000 discount) in the form of a $365,000 down payment; a promissory note of $500,000 bearing interest at 10% with all principal due in full within five years from the close of escrow, and the buyer's assumption of two promissory notes totaling $615,000.

            b. On June 30, 1995, the Company entered into an agreement for the sale of certain land and buildings known as the Bloomer property located in Cripple Creek, Colorado. Escrow closed with respect to the transaction in May, 1996. Under the terms of the agreement, the Company received $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995, and the remaining paid subsequently); three promissory notes with an aggregate principal of $624,400 (bearing interest at 7.5%); and assumption by the buyer of existing indebtedness totaling $385,600.

      4.  LAND HELD FOR FUTURE DEVELOPMENT:

      In May, 1993, the Company purchased 10 contiguous lots in Cripple Creek, Colorado, to be the site of the Company's proposed Wandering Star Hotel Casino project (the "Wandering Star Project"). The Wandering Star Project is located within the Cripple Creek approved gaming district. The Company anticipates the Wandering Star Project, when completed, will add approximately 200 hotel rooms to a town that currently has approximately 400 hotel rooms, and which the Company estimates currently is in need of approximately 1500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star Project, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek.

      5.  DISCONTINUED CONTINUAL OPERATIONS:

      As part of the March 29, 1996 agreement with Stephen R. Thompson which brought about the management and Board of Directors restructuring of May, 1996, the Company entered into an asset purchase agreement dated May 9, 1996, pursuant to which the Company has agreed to sell, its retail art sales and gallery operations, including all licenses, inventories, and operating assets to Thompson for $1,000,000. In payment for the assets, Thompson has delivered a note for $1,000,000 secured by stock owned by Thompson and Clipper industries in the Company. The note will bear interest at 8%, and will be due and payable five years from May 9, 1996, with first payment of interest due in February, 1997.

      As the Company intends to divest itself of the art operations, such operations and related assets and liabilities have been reflected as discontinued operations in the accompanying financial statements. Losses from the art operations from April 1, 1996 to May 9, 1996 (the effective date of the sale), have been deferred.

      6.  DEFERRED GAIN ON SALE:

      The sale of the Bloomer property resulted in a gain on sale of $790,000. The gain on sale will be recognized on the installment method as principal is collected on the notes receivable of $624,400, and payoff of the assumed debt of $385,600.

      7.  SUBSEQUENT EVENTS:

      In July 1996, the Company entered into transactions with affiliated corporations and individuals for the following purposes:

       o Microtech Medical Systems, Inc. (a public company in which the control group managed the corporation) - sale of $ 500,000 note receivable at a discount for $450,000.

       o InnerCircle Group Incorporated (a management company owned by the control group) - $100,000 for management fees incurred pursuant to management service contract.

       o Microtech Medical Systems, Inc. (a public company in which the control group managed the corporation) - sale of $ 208,000 note receivable at a discount for $200,000.

       o Stephen M. Thompson (former Chairman and CEO) - $165,000 note payable to Thompson for his assumption of $165,000 note of third party, paid by Thompson.

       o Stephen M. Thompson (former Chairman and CEO) - $200,000 in partial payment of $350,000 buyout on his employment contract.

Item 2
                  GALLERY RODEO INTERNATIONAL AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


GENERAL:

The Company's financial condition and results of operations are directly affected by the following transactions:

On May 9, 1996, the Company's former president, (Thompson) closed a management restructuring agreement with the Company and present members of its Board of Directors. In connection with the said agreement, the three prior members of the Company's Board of Directors resigned and five new Board members and four new officers affiliated with the new Control Group were appointed. As part of the agreement, the Company has agreed to purchase Thompson's employment contract for $350,000 and to sell to Thompson and his affiliates the Company's art business for $1,000,000, which price was in excess of its appraised value.

As the Company has to divested itself of the art operations, such operations and related assets and liabilities have been reflected as discontinued operations in the accompanying financial statements.

The Company intends to take advantage of gaming and related real estate markets and opportunities, especially those in Cripple Creek, Colorado for its planned future operations, and specifically concentrate upon the development of its Wandering Star Project.

FINANCIAL CONDITION

As of June 30, 1996, the Operating Company's working capital was a deficit of approximately $1,580,000, a decrease of approximately $693,000. The increased deficit was attributable primarily to the accrual of $350,000 for the buyout on Stephen M. Thompson's employment agreement and reclassification of long-term debt to current maturities of $420,000. Subsequent to June 30, 1996, working capital was improved by the following transactions:

o $450,000 cash received on the sale of $500,000 note receivable due from an unaffiliated company. This note was purchased by a public company, which is also managed by the Control Group.

o $200,000 cash received on the sale of $208,000 note receivable due from an entity owned by the Control Group.


RESULT OF OPERATIONS:

As the Company's Board of Directors has decided to sell the art business, the statement of operations has been restated to reflect these operations as discontinued operations. Discontinued operations represent income through May 9, 1996 related to the prior art operations.

PART II - OTHER INFORMATION

Item 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibit

                  11.1* Statement re Computation of Per Share Earnings.

                  27*  Financial Data Schedule.

         (b)  Reports on Form 8-K

                  A Form 8-K was filed May 9, 1996 regarding management change.





*        These exhibits will be filed by amendment.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                GALLERY RODEO INTERNATIONAL
                                                       (Registrant)




DATE:          8/16/96              BY:       /s/ Kenneth M. Cahill
       ------------------------         --------------------------------------
                                          KENNETH M. CAHILL, PRESIDENT



DATE:          8/16/96              BY:       /s/ J. Royce Renfrow
       ------------------------         --------------------------------------
                                          J. ROYCE RENFROW, SECRETARY


DATE:          8/16/96              BY:        /s/ James A. Humpal
       ------------------------         --------------------------------------
                                          JAMES A. HUMPAL, TREASURER
                                          Principal Financial Officer