Form 10QSB/A
period 1996-06-30
GALLERY RODEO INTERNATIONAL
filed 1996-10-15
CIK 837852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


                         Commission File Number 0-19644
                                                -------

                           GALLERY RODEO INTERNATIONAL
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           California                                           33-0300193
           ----------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification Number)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado       80903
----------------------------------------------------------------------------
             (Address of Principal Executive Offices)             (Zip Code)

        Registrant's telephone number, including area code (719) 520-1800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of June 30, 1996, there were 15,521,681 shares of Common Stock outstanding.

                                EXPLANATORY NOTE


         This Form 10-QSB/A constitutes Amendment No. 1 to the Form 10-Q for the quarter ended June 30, 1996, filed by the Company on August 22, 1996, and is being filed solely for the purpose of filing Exhibit 27, Financial Data Schedule.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibit

                  27  Financial Data Schedule.



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           GALLERY RODEO INTERNATIONAL
                                           ---------------------------
                                                    (Registrant)



DATE:          10/14/96                    BY:       /s/ J. Royce Renfrow
     --------------------------------         ----------------------------------
                                                     J. ROYCE RENFROW, SECRETARY


DATE:          10/14/96                    BY:        /s/ James A. Humpal
     --------------------------------         ----------------------------------
                                                     JAMES A. HUMPAL, TREASURER
                                                     Principal Financial Officer