Form 10-Q
period 1996-09-30
GALLERY RODEO INTERNATIONAL
filed 1996-11-25
CIK 837852

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   2054

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996              Commission File Number 0-29644



                           SIERRA-ROCKIES CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                      33-0300193
  ------------------------------------------------          --------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
              organization)                                 Identification No.)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado           80903
-------------------------------------------------------------        -----------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code:     (719)520-1800

GALLERY RODEO INTERNATIONAL
2 N. Cascade Avenue, Suite 330, Colorado Springs, CO, 80903
------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre- ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes _X_           No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of shares outstanding
             Class                                    at November 19, 1996
---------------------------------                 ------------------------------
  Common stock,  $.001 par value                       17,220,848 shares

FORM 10-Q
3rd QUARTER





                                  INDEX

                                                                         PAGE


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements -

     Balance Sheets - September 30, 1996  (Unaudited)  and
       December 31, 1995                                                       3

     Statements of Operations - Three months ended
       September 30, 1996 and 1995 and nine months ended
       September 30, 1996 and 1995 (Unaudited).                                4

     Statement of Cash Flows - Nine months ended
       September 30, 1996  (Unaudited) and 1995 (Unaudited)                    5


     Notes to Financial Statements (Unaudited)                                 7


     Item 2.  Management's Discussion and Analysis (Unaudited)                10



PART II - OTHER INFORMATION

     Items 1 through 6.                                                       11


     SIGNATURES                                                               12




     - The accompanying financial statements are not covered by an independent certified public accountant's report.

                  SIERRA-ROCKIES CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                     ASSETS
                                                      September 30, December 31,
                                                          1996          1995
                                                          ----          ----
                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents ........................   $     1,867    $       229

Accounts receivable ..............................       150,000           --

Prepaid expenses - Related Parties ...............        17,948           --

Accrued interest .................................        21,403           --

Current assets of discontinued operations ........          --        1,499,277
                                                                      ---------


Total Current Assets .............................       191,218      1,499,506

LAND HELD FOR FUTURE DEVELOPMENT .................     2,150,000      2,150,000

CONSTRUCTION IN PROGRESS .........................         7,028           --

LAND HELD FOR SALE ...............................          --          370,000

PROPERTY AND EQUIPMENT, net ......................          --            3,202

OTHER ASSETS
Note Receivable ..................................          --          500,000

Note Receivable - Related Parties ................       476,667           --

Other (including deposits on work in progress) ...         9,550         27,500

Assets of discontinued operations ................          --          766,210
                                                                        -------

TOTAL ASSETS .....................................   $ 2,834,463    $ 5,316,418
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt .............   $   832,000    $   321,918

Accounts payable .................................       309,870        115,427

Note payable - Shareholder .......................       309,428           --

Current liabilities of discontinued operations ...          --        2,621,146
                                                                      ---------


Total current liabilities ........................     1,451,298      3,058,491


LONG-TERM DEBT, net of current maturities
(including $862,000 to stockholders) .............          --          945,682

DEFERRED GAIN ON SALE ............................       690,500           --

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares, $.001 par value;
15,786,681 and 15,511,681 shares issued and
outstanding and September 30, 1996 and
December 31, 1995, respectively ..................        15,787         15,511

Additional Paid in Capital .......................     5,348,700      5,348,210

Accumulated deficit ..............................    (4,242,394)    (3,885,976)
                                                      ----------     ----------

                                                       1,122,093        477,745

Less stockholders' loans - net ...................      (429,428)      (165,500)
                                                        --------       --------


Total stockholders' equity .......................       692,665      1,312,245
                                                         -------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 2,834,463    $ 5,316,418
                                                     ===========    ===========


See accompanying notes to these financial statements.

                  SIERRA-ROCKIES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For Three and Nine Months Ended September 30, 1996
                                  (Unaudited)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                               1996           1995             1996           1995
                                               ----           ----             ----           ----
NET SALES ..........................   $    150,000    $       --      $    150,000    $       --

COST OF GOODS SOLD .................        150,000            --           150,000            --
                                            -------                         -------

GROSS PROFIT .......................           --              --              --              --

OPERATING EXPENSES .................        315,619         223,000         486,066         698,790
                                            -------         -------         -------         -------

(LOSS) FROM CONTINUING OPERATIONS ..       (315,619)       (223,000)       (486,066)       (698,790)

OTHER INCOME (EXPENSES):
Buyout management contract .........           --              --          (350,000)           --

Write off notes of former employees        (215,500)           --          (215,500)           --

Gain on sale .......................           --              --            99,500            --

Rental income ......................          1,250            --             2,121            --

Interest income (expense), net .....       (108,177)        (76,270)       (170,134)       (287,772)
                                           --------         -------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS ........       (638,046)       (299,270)     (1,120,079)       (986,562)

PROVISION FOR INCOME TAXES .........           --              --              --              --

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS .........................       (638,046)       (299,270)     (1,120,079)       (986,562)

GAIN  ON DISPOSITION OF SUBSIDIARIES      1,031,182            --         1,031,182            --

DISCONTINUED OPERATIONS, NET OF TAX            --          (267,561)       (267,520)         99,918
                                                           --------        --------          ------

NET INCOME (LOSS) ..................   $    393,136    $   (566,831)   $   (356,417)   $   (886,644)
                                       ============    ============    ============    ============


INCOME (LOSS) PER SHARE ............   $        .02    $      (0.04)   $      (0.02)   $      (0.06)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING ........................     15,761,125      16,146,015      15,761,125      15,781,585
                                         ==========      ==========      ==========      ==========

See accompanying notes to these financial statements.


                  SIERRA-ROCKIES CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                               September 30,
                                                            1996           1995
                                                            -------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ..................................   $  (356,417)   $  (886,644)

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization ......................        37,430           --

Gain on sale of land ...............................       (99,500)          --

Gain on disposition of subsidiaries ................    (1,031,182)          --

Accounts receivable ................................      (150,000)          --

Accrued interest ...................................       (21,403)          --

Prepaid expenses ...................................       (17,948)          --

Other assets .......................................        17,950           --

Accounts payable ...................................       194,443           --

Changes in assets and liabilities related to
Discontinued Operations ............................     1,012,560        807,261
                                                         ---------        -------

Net cash provided by (used in)
operating activities ...............................      (414,067)       (79,383)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property .....................       150,000           --

Redemption notes receivable ........................       708,333        251,343

Capital expenditures ...............................        (7,028)       (17,019)
                                                            ------        -------


Net cash provided by (used in)
investing activities ...............................       851,305        234,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net ..................      (435,600)       (74,005)

Proceeds from related party loans ..................          --               66
                                                                               --

Net cash provided by (used in)
financing activities ...............................      (435,600)       (73,939)
                                                          --------        -------

Net increase (decrease) ............................         1,638         81,002

CASH AT BEGINNING OF PERIOD ........................           229         14,202
                                                               ---         ------

CASH AT END OF PERIOD ..............................   $     1,867    $    95,204
                                                       ===========    ===========



Supplemental disclosures of cash flow information:
Cash paid for year:
Interest ...........................................   $   239,772    $   211,502
                                                       ===========    ===========

See accompanying notes to these financial statements.

                  SIERRA-ROCKIES CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



                                                            June 30,
                                                       1996           1995
Noncash investing and financing activities:
Issuance of restricted stock in satisfaction
for certain debt .................................     $      265     $   47,969
                                                       ==========     ==========

Sale of Elk Creek Gaming Hall
Notes receivable .................................     $     --       $  780,000

Liabilities assumed by purchaser .................           --          615,000

Cash received ....................................           --          120,000
                                                                         -------

Total proceeds ...................................     $     --       $1,515,000
                                                       ======         ==========

Sale of Bloomer property

Notes receivable .................................     $  684,400     $     --

Liabilities assumed by purchaser .................        435,600           --

Cash received ....................................         40,000           --
                                                           ------

Total proceeds ...................................     $1,160,000     $     --
                                                       ==========     ======

See accompanying notes to these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL:

     Sierra-Rockies Corporation (the Company), formerly Gallery Rodeo International, has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report Form 10-KSB for the year ended December 31, 1995.

2.  UNAUDITED INFORMATION:

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly results of interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

3.   PREPAID EXPENSES:

     The company has prepaid management fees to related entity, controlled by members of the Board, of $125,000 at September 30, 1996. The related entity has loaned back approximately $108,000 to the company to cover operating expenses. The amounts are shown net for financial statement purposes.

4.   NOTES RECEIVABLE:

     a. On May 17, 1994, the Company entered into an agreement to lease the premises previously known as the Turf Club Casino, which was located contiguous to the Elk Creek Gaming Hall. Subsequently, on June 30, 1995 the Company sold the Elk Creek Gaming Hall and assigned the Turf Club lease. The terms of the agreement provided the terms of the sale of the Elk Creek Gaming Hall to be a sales price of $1,500,000 (not including a $20,000 discount) in the form of a $365,000 down payment; a promissory note of $500,000 bearing interest at 10% with all principal due in full within five years from the close of escrow, and the buyer s assumption of two promissory notes totaling $615,000. Subsequently, on July 1, 1966, the Company sold its interest in the above- referenced $500,000 promissory note and its accompanying deed of trust for $450,000 cash.

     b. On June 30, 1995, the Company entered into an agreement for the sale of certain land and buildings known as the Boomer property located in Cripple Creek, Colorado to a related entity controlled by a member of management. Escrow closed with respect to the transaction in May, 1996. Under the terms of the agreement, the Company received $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995, and the remaining paid subsequently); three promissory notes with an aggregate principal of $624,400 (bearing interest at 7.5%); and assumption by the buyer of existing indebtedness totaling $385,600. Subsequently, on August 1, 1996, the Company sold its interest in one of the above-referenced promissory notes (Note #1 in the amount of $208,133.34) and its accompanying deed of trust for $200,000 cash.


NOTES TO FINANCIAL STATEMENTS - CONTINUED

     c. Management has elected to write off certain notes receivable , pursuant to transactions negotiated by former management, from former employees in the amount of $215,500. Management will aggressively pursue collection of these amounts, however, it is uncertain as to amounts collectible.


5.   LAND HELD FOR FUTURE DEVELOPMENT:

     In May, 1993 the Company purchased 10 contiguous lots in Cripple Creek, Colorado, to be the site of the Company s proposed Wandering Star Hotel Casino project (the Wandering Star Project ). The Wandering Star Project is located within the Cripple Creek approved gaming district. The Company anticipates the Wandering Star Project, when completed, will add approximately 200 hotel rooms to a town that currently has approximately 400 hotel rooms, and which the Company estimates currently is in need of approximately 1,500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star Project, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek.

6.  DISCONTINUED  OPERATIONS:

     As part of the March 29, 1996 agreement with Stephen R. Thompson which brought about the management and Board of Directors restructuring of May, 1996, the Company entered into an asset purchase agreement dated May 9, 1996, pursuant to which the Company has agreed to sell its retail art sales and gallery operations, including all licenses, inventories and operating assets to Thompson for $1,000,000. In payment for the assets, Thompson has delivered a note for $1,000,000 secured by stock owned by Thompson and Clipper Industries in the Company. The note will bear interest at 8%, and will be due and payable May 9, 2001, with first payment of interest due in February, 1997.

     On May 9, 1996, the effective date of the sale, Sierra-Rockies Corporation had an investment in the Subsidiaries sold of approximately $1,183,000 through intercompany advances made under prior management. As Management is uncertain as to the collectibility of these advances, it has elected to reserve a loss on the investment in subsidiaries of approximately $587,000. A gain on disposition of subsidiary is disclosed in the operating statement of approximately $1,031,000, net of this reserve.

     The note for Thompson has been booked in an amount equal to the underlying value of shares securing the $1,000,000 note receivable from Thompson. Management is uncertain as to the collectibility of any amounts in excess of the value of shares owned by Thompson and therefore has elected to reserve $880,000 of the note and the related gain on sale of stock in subsidiaries acquired by Thompson.

     A note payable to Thompson in the amount of $309,428 is the balance due on the buyout of his management contract and a note payable paid by Thompson on the company s behalf.

7.   DEFERRED GAIN ON SALE:

     The sale of the Bloomer property resulted in a gain on sale of $790,000. The gain on sale will be recognized on the installment method as principal is collected on the notes receivable of $624,400 and payoff of the assumed debt of $385,600.

NOTES TO FINANCIAL STATEMENTS - CONTINUED


8.  NEW LINE OF BUSINESS:

     The Company s Nevada subsidiary acquired the assets of a construction company located in Colorado Springs, Colorado. The acquisition was accomplished through the Company s assumption of certain debt and payroll expenses of the construction company. This acquisition will enable the Company to take advantage of the growing market relating to the installation of manufactured homes in the Colorado Springs area.


I.        RESTATEMENT OF OPERATING RESULTS:

     The operating results of the company have been restated for the nine months ended September 30, 1995. The restatement reverses a recognized gain on sale of property of approximately $945,000. The sale was never completed and was not included in the December 31, 1995 financial statements.

13.  SUBSEQUENT EVENTS:

     In September 1996, the Company entered into the following the following transactions for the following purposes:

     - The Company pursuant to shareholder approval at their September 20, 1996 meeting changed its name from Gallery Rodeo International to Sierra-Rockies Corporation effective November 15, 1996.

     -  On  October  10,  1996,   the  Company   received  its   Certificate  of
Appropriateness for the Wandering Star Project subject to final height variance approval.

     - Pursuant to the buyout of the management contract with Stephen M. Thompson, the company issued 1,434,167 shares of common stock to an entity controlled by Thompson. The issue of these shares brings to a total 4,000,000 shares, or 23.23 % of outstanding shares, controlled by Thompson. SIERRA-ROCKIES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)


General:

     The Company's financial condition and results of operations are directly affected by the following transactions.

     On the 2nd day of October, 1996, the Company acquired in its Nevada subsidiary the assets of a construction company located in Colorado Springs, Colorado, in exchange for certain assumption of debt and payroll expenses of the construction company. The purpose of the transaction was to take advantage of commercialized construction market having to do with the installation of manufactured homes in the Colorado Springs area.

     Following   shareholder   approval,   the  Company   changed  its  name  to
Sierra-Rockies Corporation, with the name change to be effective November 15, 1996.

     The Company received a Certificate of Appropriateness, subject to height variance requirements, from the City of Cripple Creek, Colorado, with respect to its Wandering Star Hotel & Casino project on October 10, 1996.

     Pursuant to the buyout of the management contract with Stephen M. Thompson, the company issued 1,434,167 shares of common stock to an entity controlled by Thompson. The issue of these shares brings to a total 4,000,000 shares, or 23.23 % of outstanding shares, controlled by Thompson.


Financial Condition

     The Company s current financial status has current liabilities in excess of current assets of approximately $1,260,000. This is due primarily to debt maturing in the next twelve months of $832,000 and the balance due Stephen M. Thompson on the buyout of his management contract of approximately $309,500.

     In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company will be required to restructure the terms of such notes payable and/or refinance such notes through additional third party debt and/or equity financing. The Company can make no assurances that it will be able to restructure the debt or as to the ultimate terms thereof. In addition, there can be no assurance that the company will be successful in obtaining such third party financing.

Result of Operations:

     The company incurred net losses of $356,417 and $886,644 (restated) for the nine months ended September 30, 1996 and 1995, respectively. The September 30, 1995 operating results as previously reported were net income of $58,065. This has been restated to exclude a gain on sale of property of $944,709. The sales transaction was never completed.

     For the nine months ended September 30, 1996, Income from continuing operations was a loss of $1,120,079 versus a loss from continuing operations of $986,562 the prior year period. Third Quarter 1996 results include a one time charges of $350,000 on the buyout of the Stephen M. Thompson management contract and the write off of notes receivable from former employees of $215,500. Should the one time charges be excluded, the operating loss for the nine months ended September 30, 1996 would be $554,579, or an increase in income of $431,983 over the prior year period.

     Loss from discontinued operations was $267,520 for the period ended May 9, 1996 versus income of $99,918 for the nine months ended September 30, 1995.

     The Company also has recognized a partial gain on disposition of its art business subsidiaries of approximately $1,031,000. The gain is realized in excess of a loss reserve of $586,870 in 1996. At the sale date, the Company had approximately $1,183,000 invested in the subsidiaries through loans. Management has elected to write off a substantial amount of this investment due to uncertainty as to collectibility.





PART II - OTHER INFORMATION

Item 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

 (a)  Exhibits

11.1*  Statement Regarding Computation of Per Share Earnings.

27  Financial Data Schedule.

(b)  Reports on Form 8-K

     - A Form 8-K was filed August 22, 1996 regarding its intention to change independent auditors.

     - A Form 8-K/A was filed August 22, 1996 in order to amend and restate the August 22, 1996 Form 8-K and to file Exhibit 16.1.




*         These exhibits will be filed by amendment.

                                    SIGNATURE




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           SIERRA-ROCKIES CORPORATION
                                  (Registrant)




DATE:           11/14/96                     BY:        /s/ Kenneth M. Cahill
KENNETH M. CAHILL, PRESIDENT



DATE:           11/14/96                     BY:        /s/ J. Royce Renfrow
J. ROYCE RENFROW, SECRETARY


DATE:          11/14/96                      BY:         /s/ James A. Humpal
JAMES A. HUMPAL, TREASURER
Principal Financial Officer