Form 10KSB
period 1996-12-31
SIERRA ROCKIES CORP
filed 1997-08-22
CIK 837852

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                         Commission file number: 0-19644


                           Sierra-Rockies Corporation
                           --------------------------
                 (Name of small business issuer in its charter)



         CALIFORNIA                                     33-0300193
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


Holly Sugar Building - Suite 330, 2 N. Cascade Avenue,Colorado Springs, CO 80903
(Address of Principal Executive Office)                               (Zip Code)

                    Issuer's telephone number: (719) 520-1800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes ___    No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]

State issuer's revenues for its most recent fiscal year:      $95,000

The aggregate market value of the voting stock held by non-affiliates (11,957,784 shares of Common Stock) was $358,734 as of December 31, 1996. The stock price for computation purposes was $.03, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on December 31, 1996. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 17,393,048 shares.

                           SIERRA-ROCKIES CORPORATION

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                                             Page
                                                                                             ----

PART I
         Item 1.      DESCRIPTION OF BUSINESS..........................................        3

         Item 2.      DESCRIPTION OF PROPERTIES........................................        8

         Item 3.      LEGAL PROCEEDINGS................................................        9

         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER...............        9

PART II

         Item 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS..............................................        10

         Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..............................        11

         Item 7.      FINANCIAL STATEMENTS.............................................        13

         Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE..............................        13

PART III

         Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS - COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                      ACT..............................................................        13

         Item 10.     EXECUTIVE COMPENSATION...........................................        15

         Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.......................................................        17

         Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................        19

         Item 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................        21


                                     PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" in the Business section (Item 1) and elsewhere in this report.

Item 1.  DESCRIPTION OF BUSINESS

         (a) Prior Business Development. Sierra-Rockies Corporation, a California corporation (the "Company") was organized in 1988, under the name, "TJB Enterprises, Inc." as a blind pool/blank check company formed for the purposes of seeking a merger with a private company.

     On September 24, 1991, TJB Enterprises, Inc. consummated an Agreement and Plan of Reorganization whereby it acquired 100% of the outstanding stock of Gallery Rodeo of Beverly Hills, Inc., a California corporation, Gallery Rodeo of Lake Arrowhead, Inc., a California corporation, and Gallery Rodeo of Taos, Inc., a New Mexico corporation. Concurrent with this transaction, the Company changed its name to Gallery Rodeo International, Inc. The Company operated as a fine art retailer and publisher since 1991, although it also acquired hotel and gaming properties.

     Effective May 9, 1996 the Company sold its art subsidiaries in order to concentrate on hotel, gaming and related businesses. At the shareholders meeting held September 20, 1996 the shareholders approved a name change to Sierra-Rockies Corporation.

         (b) Current Business of Issuer. The Company currently owns and operates a hotel and gaming property in Cripple Creek, Colorado, and continues to develop the property. Additionally, the Company operates a small construction company through a wholly-owned subsidiary, Sierra-Rockies Development Corporation, which specializes in the installation of manufactured houses, and is entering the hotel management business through another wholly-owned subsidiary, Sierra Hospitality Services Corporation.

Sale of Retail Art Business

         The Company entered into an asset purchase agreement dated March 31, 1996 with the Company's President, pursuant to which the Company sold its retail art business and related subsidiaries to the President effective May 9, 1996. The Company sold and terminated its involvement in the Company's art operation in exchange for a promissory note in the principal amount of $1,000,000, bearing interest at the rate of 8% per annum, payable quarter commencing February 1, 1997, with all principal and accrued interest due and payable in May, 2001. Payment of the note may be made in the form of cash, securities of the Company, other securities acceptable to the Company, or combinations thereof. The note is secured by 4,000,000 shares of stock in the Company.

         Under present management, the Company has focused on its hotel and gaming business and entered the construction industry, with particular emphasis upon manufactured housing installation.

         The Company's name was changed to Sierra-Rockies Corporation effective the 15th day of November, 1996 and the Company's executive offices relocated to 2 N. Cascade Avenue, Holly Sugar Building, Suite 330, Colorado Springs, CO, 80903. The telephone number is 719/520-1800 and the telecopy number is 719/520-1824.

Real Property Development - The Bloomer Property

         On May 17, 1994, the Company purchased a 90% ownership interest in 13 contiguous lots located in Cripple Creek, Colorado (the "Bloomer Property"). The Bloomer Property was acquired by the Company for a total purchase price of $370,000 consisting of the following: (1) $75,000 cash paid to the seller; (2) a promissory note in the principal amount of $120,000 in favor of seller, payable without interest in 24 equal monthly installments of $5,000; and (3) 350,000 shares of restricted Common Stock of the Company.

For purposes of determining the purchase price, the Company determined the fair market value of the restricted Common Stock of the Company was $.50 per share. The Company financed the $75,000 cash payment pursuant to a promissory note made by the Company and Mr. Thomas Harris, a former director of the Company, with such promissory note being secured by a Deed of Trust on the property. The lots consist of two lots within the town's legalized gaming district, with the 11 remaining lots zoned for business buffer. On June 20, 1995, the Company entered into an agreement for the sale of the Bloomer property and buildings located thereon. Under the terms of the agreement, the buyer purchased the Bloomer Property at a price of $1,160,000 with payment to the Company in the form of $150,000 on close of escrow ($15,000 of which was paid on June 30, 1995 with the remaining $135,000 to be paid at closing); three promissory notes with an aggregate principal amount of $624,000 (bearing interest 8.5% and due May 27, 1998) and assumption by the buyer of existing indebtedness of $385,000. Interest is paid monthly. The notes are secured by the property. This transaction closed in May, 1996.

Real Property Development - Wandering Star Project

         Products and Services

         In May, 1993, the Company purchased 10 contiguous lots in Cripple Creek, Colorado, to be the site of the Company's proposed Wandering Star Hotel and Casino project (the "Wandering Star"). The Wandering Star is located within Cripple Creek's approved gaming district, situated along Highway 67, the only paved road carrying traffic into Cripple Creek. The Company anticipates Wandering Star, when completed, will add 206 hotel rooms to a local market that has currently approximately 340 hotel rooms, and which the Company estimates can support approximately 1500 rooms. In addition, the Company expects that the casino floor area of the Wandering Star, at approximately 24,000 square feet, will be approximately three times larger than the average casino floor area in the town of Cripple Creek. The Company has designed the project to constitute a full service hotel with food service, conference facilities, shops, fitness facilities, and other amenities. The Company has not determined whether it will operate the casino portion of the project itself, lease it to an operator, or approach potential joint venture partners.

         Development

         Preliminary construction estimates indicate the cost of completion of the Wandering Star to be approximately $25 million, excluding furniture, fixtures, and equipment. In order to complete the Wandering Star, the Company will need to seek additional third party financing in the form of equity investments and/or debt. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all.

         Major Customers

         The Wandering Star project will not depend upon any large or major customers, but rather upon numerous individuals attracted to Cripple Creek and Colorado for tourism and/or gaming.

         Government Regulation

         The planned casino will be regulated by the State of Colorado. Additionally, liquor license approvals will be necessary from both state and local authorities. No assurance can be made that the necessary licenses will be obtained.

         The application of the Company for approval of the building of the Wandering Star project was granted in November, 1996 by the City of Cripple Creek, subject to height variance authorization. The Company is currently preparing, through its architects, the height variance application. The Company will not commence seeking financing sources as discussed above until final governmental approval of its application for the Certificate of Appropriateness has been obtained. Additionally, the property currently contains 2 houses. The Company must obtain approvals to move houses from a portion of the Company's property prior to developing the hotel/casino on the property, which potentially may be designated as historical structures requiring compliance with additional regulations. No assurance can be made that these final approvals will be obtained.

         Competition

         There are approximately 25 casinos located in Cripple Creek, one stand alone hotel and one significant hotel/casino. Most of the casinos are relatively small gaming operations only, although the Holiday Inn Express consists of 62 rooms with expansion plans, the older Imperial Hotel contains 27 rooms with expansion plans, and a 50 room expansion is proposed for the 16 room Best Western Hotel and Casino. The new Double Eagle Hotel and Casino consists of 130 rooms. Competition in the gaming industry also comes from gaming districts in Black Hawk and Central City, Colorado, as well as facilities nationwide in Nevada, Mississippi, New Jersey, and other sources.

         Business Outlook

         The Company feels that the key to the construction and operation of the Wandering Star project is obtaining financing, and the Company also believes that the success of the project will depend on the continued expansion of the Cripple Creek gaming and tourism markets. Considering the foregoing, the Company on a preliminary basis has reviewed several joint venture or merger prospects, but has not entered into any agreements or letters of intent to acquire or merge with any particular company. There can be no assurance that the Company will be successful in obtaining financing or have sufficient resources to construct the Wandering Star without such financing or that the company will be able to operate successfully and profitably the project once built.

Subsidiary - Sierra-Rockies Development Corporation

         Products and Services

         On August 1, 1996, the Company's wholly-owned Nevada subsidiary, entered into a management agreement with Superior Homes Development Corporation, a construction company specializing in the installation of manufactured homes. Under the agreement, the Company initially operated the construction company at fee of 2% of gross sales of the managed business, providing full management services. The contract also granted the Company an option to purchase assets of the construction company, which option was exercised in September, 1996, and the purchase closed on November 1, 1996. Consideration for the purchase was forgiveness of accrued management fees of $4,211.17, 150,000 shares of the Company's Common Stock, and a $112,321.34 credit to Purchaser for obligations assumed or paid pursuant to management agreement. The acquisition permits the Company to install manufactured houses in the Colorado Springs, Colorado area, as well to utilize in-house construction personnel and resources in connection with the Wandering Star project discussed above.

         Product Development

         The Company has an on-going program of expanding its manufactured home installation services to include site preparation and garage construction in order to improve its sales and to increase its regional share of the manufactured home installation market. The Company maintains contact with major local dealers in order to broaden not only the sources, but also the availability, of new and existing business. As the Company is dependent upon its relationships with dealers and manufactured housing subdivisions, the importance of broadening its customer base is significant, especially in view of the seasonality of the home business. The Company also intends to incorporate into the activities of this subsidiary as much of the construction coordination and management of the Wandering Star project as possible, consistent with good construction management practice.

         Major Customers

         The Company is presently dependent upon one manufactured home dealership in Colorado Springs for the majority of its installation work under what essentially is a requirements contract, although it performs installation and related constriction for individual customers and other dealers.

         Government Regulations

         The Company is subject to governmental regulations regarding employee licensing, building codes and employment laws standard in the construction industry.

         Competitive Conditions

         The construction industry as it pertains to manufactured home installation is characterized by intense competition involving many companies which have experience in various aspects of the installation of manufactured housing. The Company feels it is competitive in the local Colorado Springs market, in part due to the combination of its requirements contract with its major customer. which makes its overall pricing more competitive, and renders it less susceptible to the seasonal fluctuations of the construction business overall, governmental construction approvals and length of time to obtain such approvals and customer financing.

         In marketing its services, the Company faces competition from existing companies with services which are similar, and from smaller firms providing portions of the services packaged by the Company. There is no assurance that the Company will be able to retain its requirements contract or expand its customer base to other dealerships for manufactured homes.

         Business Outlook and Company Diversification Efforts

         The Company intends to expand its customer base. The Company feels the demand for manufactured housing is growing in the Colorado Springs area and also upon a regional basis. Accordingly, the Company hopes to expand its business through dealers in manufactured houses throughout the region through its contacts with dealers and manufacturers of the units. The Company also anticipates an involvement in the Wandering Star project for this subsidiary as that project evolves, especially with respect to the moving of structures located upon the project real estate and the management of the construction of the project once final planning commences, and coordination among architects, contractors, suppliers and governmental authorities.

         Employees

         The Company has 5 full-time employees and no part-time or contract employees.

Subsidiary - Sierra Hospitality Services Corporation

         Products and Services

         On November 25, 1996, the Company formed a new subsidiary, Sierra Hospitality Corporation, a Colorado corporation, to become the Company's vehicle for an entry into the hotel and hospitality services business. The Company intends to engage in this field through the acquisition of hotel and motel properties and the management of its own properties and those of third parties.

         Product Development

         The Company feels it is positioned to take advantage of the expertise of its direct and contract employees experience and connections in this arena, especially in connection with the development of the Wandering Star project discussed above. The Company feels it further augmented its entry into the hospitality service sector through the hiring of an employee with appropriate business experience to develop an initial strategy for implementation in 1997 which would enable the Company to establish management contracts, as well as ownership or joint ventures of hotels and motels. However, no assurance can be made that the Company will be able to enter successfully this competitive market.

         Major Customers

         Since the Company's entry into the hotel and hospitality services business has just commenced and is in the planning stages, no major customers exist. However, it is anticipated that initially, the Company will depend upon a very limited number of customers until the base of its business can be broadened.

         Government Regulations

         Governmental regulations, such as zoning, liquor licensing, health and building may pertain to the acquisition, management, and /or construction of hotel facilities in various local jurisdictions

         Competitive Conditions

         The Company is entering a highly competitive market in the ownership and management of hotels and motor inn properties. Despite the extensive background and experience in hotel management and operation background of its personnel, cannot be assured it will be able to compete with more experienced and better financed competitors. Once the Company has identified its market area of emphasis, it will be in a better position to evaluate competition and its chances of competitive success.

         Business Outlook and Company Diversification Efforts

         As stated above, the Company is in the process of analyzing the business it is entering with this subsidiary and the identification of a niche within which the Company would fit given the constraints placed upon it by its size and the resources which can be devoted to the hotel and related service industry. The Company plans, in general, to operate hotel properties in diverse geographic regions so as not to become dependent upon the economic or seasonal pressures which may be experienced in more narrowly defined areas of operation.

         Employees

         The Sierra Hospitality Services Corporation subsidiary has one full time employee, supported by contract employees under the Company's management services contract with InnerCircle Group Incorporated.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Continued Operating Losses

         While the Company recorded a loss for 1996 of $(1,497,686), and a profit of $144,815 for 1995, the Company has had a history of losses. In 1996, management, in consultation with its accountants, elected to incur certain charges with respect to its May 1996 transaction with prior management. At December 31, 1996, the Company had negative working capital of $(751,317) (as Total Current Liabilities exceeded Total Current Assets by that amount), an accumulated deficit of $(5,383,662), and shareholders' equity of $705,193. Because of, among other things, the lack of substantial operating history with respect to the Company's ventures into the gaming, construction, and hotel industries on which to base its anticipated expenses and revenues, the Company may continue to incur further losses. There is no assurance that the Company's operations will be successful or profitable in the future.

         Uncertainties & Lack of Revenue from Gaming and Hotel Operations

         While the Company has expended substantial resources for the development of gaming properties and anticipates the same for hotel properties, there can be no assurance that the Company will be successful in generating revenues from gaming or hotel operations in the near future, despite the Company's obligation to service substantial amounts of debt. Risk of failure to obtain gaming approval from governmental authorities, increased competition and unanticipated economic (adverse) conditions may affect the success of the Company's Wandering Star project.

         Current Financial Structure & Need for Additional Financing

The Company's financial structure is partially dependent upon the use of short term debt financing which totaled $849,105 as of December 31, 1996. When this amount is added to $711,839 in long term debt, the Company had $1,560,944 in liabilities as of December 31, 1996 compared to $705,193 in stockholders' equity as of that date. While the Company's management has substantially reduced short term debt from that of December 31, 1995, and believes that its financial policies have been prudent based upon its current projections and plans and that its cash, capital resources, and cash from its construction operations should be sufficient to meet its liquidity and financing requirements in 1997 (other than third party financing necessary to complete the Wandering Star or fund hotel acquisitions), the Company's reliance upon its current debt structure imposes significant financial risks on the company. Management intends to address its concerns in this area through its reduction of overhead, including its management contract with InnerCircle Group Incorporated, reduction in employee base, primarily in its construction subsidiary, and a further restructuring of its short-term debt. There can be no assurance that the Company will be successful in continuing to meet its cash requirements or in raising a sufficient amount of additional capital for the Wandering Star or its planned hotel acquisitions, or if it is successful, that the Company will be able to achieve these objectives on reasonable terms in light of the Company's current circumstances.


Item 2.  DESCRIPTION OF PROPERTY

         Executive Offices

         The Company's executive offices are located in an approximately 4,787 square-foot facility at 2 North Cascade, Holly Sugar Building, Suite 330, Colorado Springs, Colorado 80903, pursuant to its management contract with InnerCircle Group Incorporated.

         Wandering Star Project

         In May, 1993, the Company purchased fee title to the 10 contiguous lots in Cripple Creek, Colorado in three separate transactions for an aggregate purchase price of $2,150,000, consisting of $150,000 cash, 1,750,000 shares of Common Stock of the Company valued at approximately $0.82 per share, and promissory notes of the Company in the aggregate principal amount of $562,000 due and payable at dates ranging from January 1995 to June 1995, and bearing interest at rates ranging from 10% to 16% per annum. Such promissory notes are collateralized by first and second deeds of trust on the property. A portion of the notes were refinanced or extended at various times in 1995 and 1996. The outstanding principal balance on such notes on December 31, 1996 was $1,153,839. There is no depreciation being taken on the property.

         Each lot referred to above is approximately 25 feet by 110 feet. The Wandering Star is in compliance with all existing zoning requirements. Based upon current budget estimates obtained by the Company, the Company feels construction of the project will cost approximately $25 million to complete excluding furniture, fixtures, and equipment. The Company will need to seek additional third party financing in the form of equity investments and/or the incurrence of additional debt. There can be no assurance that the Company will be able to obtain such financing.

Item 3.  LEGAL PROCEEDINGS

         The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its properties is a subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of the shareholders of the Company at the Company's annual meeting on September 20, 1996 and approved:

1. Change of the name of the Company from Gallery Rodeo International, Inc. to Sierra-Rockies Corporation;

         (a)       For:                       8,816,836

         (b)       Against:                      36,700

         (c)       Abstaining:                   63,883

2.        Designation of 500,000 shares of stock as Preferred Stock;

         (a)       For:                       8,815,006

         (b)       Against:                      48,480

         (c)       Abstaining:                   53,933

3. 1-for-10 reverse stock split, to be implemented at management's discretion.

         (a)       For:                       8,780,099

         (b)       Against:                     137,010

         (c)       Abstaining:                      310

4.        Election of Directors.

         (a)       Kenneth M. Cahill

                  (i)       For:              8,541,977

                  (ii)      Withhold:           375,442

         (b)       Darel A. Tiegs

                  (i)       For:              8,542,027

                  (ii)      Withhold:           375,392

         (c)       J. Royce Renfrow

                  (i)       For:              8,541,927

                  (ii)      Withhold:           375,492

         (d)       James A. Humpal

                  (i)       For:              8,541,977

                  (ii)      Withhold:           375,442

         (e)       Stephen M. Thompson

                  (i)       For:              8,517,017

                  (ii)      Withhold:           400,402

         (f)       Ray L. Bouchard

                  (i)       For:              8,541,977

                  (ii)      Withhold:           375,442


                                     PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Principal Market or Markets. The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low bid prices of the Common Stock during the two years ended December 31, 1996 on the NASDAQ OTC Bulletin Board. The prices are believed to be representative interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                        Bid
                                                -----------------

                                           High                      Low

Quarter Ended March 31, 1996               $.12                     $.10
Quarter Ended June 30, 1996                $.125                    $.105
Quarter Ended September 30, 1996           $.09                     $.07
Quarter Ended December 31, 1996            $.05                     $.03

                                                        Bid
                                                 -----------------

                                           High                      Low

Quarter Ended March 31, 1995               $5/8                     $5/16
Quarter Ended June 30, 1995                $3/8                     $1/8
Quarter Ended September 30, 1995           $3/8                     $1/8
Quarter Ended December 31, 1995            $9/32                    $1/8

         (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock at June 30, 1997, was approximately 767.

         (c) Dividends. The Company has followed the policy of re-investing earnings in the business, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for re-investing earnings, business conditions and other factors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

         (a)      Liquidity and Capital Resources

         There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity, and the ability to obtain long-term capital on reasonable terms. At the end of 1996, the Company's working capital was $(751,317), an increase of $724,578 from December 31, 1995. The increase is primarily attributable to the sale of the art subsidiaries.

         The following is long-term debt. There is no current portion of long-term debt due as of December 31, 1996.

                                       Description                                              Principle Amount
                                       -----------                                              ----------------

1. Note in the amount of $200,000  payable  bearing  interest at 12.5% per annum,  payable           $200,000
in monthly  interest-only  payments of  $2,000.00,  with final  principal and interest due
February,  1998. Note  collateralized by a First Deed of Trust on the Company's  Wandering
Star property.


2. Note in the amount of $150,000  payable bearing  interest at 15% per annum,  payable in                   150,000
monthly  interest only payments of $1,875,  with final principal and interest due February
9, 1998.  Note  collateralized  by a First Deed of Trust on the Company's  Wandering  Star
property.

3. Note in the amount of $341,838.80  payable bearing  interest at 12% per annum,  payable                   341,839
in monthly  interest  only payments of  $3,418.39,  with final  principal and interest due
January  15,  1998.  Note  collateralized  by a  Third  Deed  of  Trust  on the  Company's
Wandering Star property.

4. 10% Debenture of $20,000 due November,  1999  convertible to the Company's Common Stock                    20,000
at an exercise price of $1.50 per share

Total                                                                                                       $711,839

Less:  Current Maturities                                                                                      - 0 -

Total Long-Term Debt as of December 31, 1996                                                                $711,839


         In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company may be required to restructure the terms of such notes and/or refinance such notes through additional third-party debt and/or equity financing. The Company can make no assurance that it will be able to restructure such notes or alter the ultimate terms thereof. In addition, there can be no assurance that the Company will be successful in obtaining such third-party financing, or that anticipated cash from operations will render refinancing unnecessary.

         Although the Company currently has no available credit facilities, the Company believes that, based on its current projections, its cash, capital resources and cash from operations should be sufficient to meets its liquidity and financing requirements in 1997, other than third-party financing necessary to complete the development of its Wandering Star project or hotel acquisitions by its hospitality subsidiary. The Company can make no assurance, however, that it will meet its current projections.

         The Company is currently negotiating potential restructuring of the debt on the Wandering Star in order to obtain more favorable terms while producing additional working capital for use in its anticipated hotel acquisition program. Although the Company anticipates the negotiations will be finalized in the near future, management is confident the holders of the existing debt on the Wandering Star will agree to appropriate extensions prior to such debt's maturity in 1998.

         (b)      Results of Operations

         Total revenues for the year ended December 31, 1996 were $95,000, a decrease of $4,422.213, compared with the year ended December 31, 1995. In 1996, management, in consultation with its accountants, elected to incur certain charges with respect to its May 1996 transaction with prior management. The decrease from 1995 to 1996 was primarily due to the sale of the Company's art operation and the short period in 1996 in which the Company received income form its construction subsidiary.

         Cost of sales as a percentage of total  revenue was 89.3  percent,  and
41.5 percent in 1996 and 1995, respectfully. Increase in the cost of sales percentage from 1995 to 1996 was primarily the result of

1995 revenue generated from the consolidated art gallery subsidiaries and 1996 revenue generated from the consolidated construction business.

     Gross profits were $10,164, or 10.7 percent of sales in 1996, compared to $5,139,034 or 80.4 percent of sales in 1995.

         Selling, general and administrative expenses in 1996 were $560,154. Selling, general and administrative expenses as a percentage of total revenues were 589.6 percent and 74.8 percent and 1996 and 1995, respectively. General and administrative expense costs include all corporate overhead, management fees, all occupancy costs and interest. Selling expenses include advertising, sales commissions, brochures and other promotional material and certain salary expenses. While general and administrative expenses are primarily fixed expenses, the Company achieved a reduction in these expenses, primarily due to savings from its management contract with InnerCircle Group Incorporated which eliminated direct expenses.

         Interest expense (net of interest income) of 1996 was $273,301 compared to interest expense (net of interest income) of $320,292 in 1995. The decrease of interest expense of $46,991 during the year resulted primarily from reduction of debt.

         As a result, the Company recorded a $(1,497,686) loss before income taxes in 1996, compared to $147,215 in earnings before income taxes in 1995, resulting in net loss of $(1,497,686) in 1996, compared to net earnings of $144,815 in 1995 after provision for income taxes. Earnings per share in 1996 were $(.08) per share, compared to less than $.01 per share in 1995.

Item 7.  FINANCIAL STATEMENTS

         The report of the independent auditors on the financial statements appears at Page 26, and the financial statements and most of the financial statements appear at Pages F-1 through F-16 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

Item  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  -
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

            Name                   Age                              Position                              Since
            ----                   ---                              --------                              -----

Kenneth M. Cahill                   60       Chairman  of the  Board  of  Directors,  President  and       5/96
                                             Chief Executive Officer

J. Royce Renfrow                    54       Secretary and Director                                        5/96

Darel A. Tiegs                      53       Vice President and Director                                   5/96

James A. Humpal                     42       Treasurer and Director                                        5/96

Stephen M. Thompson                 48       Director                                                      9/91

Raymond Bouchard                    50       Director                                                      5/96

         The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

         The  following   sets  forth   information   concerning  the  principal
occupations and business experience of each of the officers and Directors of the
Company:

         Kenneth M. Cahill, Chairman of the Board, President and Chief Executive Officer. Mr. Cahill joined the Company as Director, Chief Executive Officer and President in May of 1996. From 1980 to May 1996, Mr. Cahill served as Director of Operations for Larken, Inc., a hotel operator. Mr. Cahill directed Larken's day-to-day marketing and training initiatives for over 76 hotels. In 1984, Mr. Cahill formed Arcadia, Inc., where, as its Chief Executive Officer, he concentrated Arcadia's efforts in the areas of gaming and hospitality. Since May 1996, Mr. Cahill has also served as a Vice President of InnerCircle Group Incorporated, a management and consulting company. Since June 1996, Mr. Cahill has also served as a Director and as the President and CEO of Eclipse
Corporation, a publicly-traded company involved in the real estate and manufactured housing industries.

         Darel A. Tiegs, Director and Vice President. Mr. Tiegs joined the Company in May of 1996. From 1972 to 1975, Mr. Tiegs was an officer with Norwest Bank, where he gained extensive experience in all facts of the banking industry. After leaving the banking industry, Mr. Tiegs spent from 1975 to 1985 as owner of his own real estate and development company, developing residential projects as well as commercial projects, with an emphasis on medical facilities. From 1984 to the present, he has been President and part owner of Superior Homes, a company specializing in the construction, warranty work and installation of modular homes. Since June 1996, Mr. Tiegs has also served as a Director and as Vice President of Eclipse Corporation, a publicly-traded company involved in the real estate and manufactured housing industries.

         J. Royce Renfrow, Director, Corporate Secretary and General Counsel. Mr. Renfrow joined the Company as General Counsel, Corporate Secretary and Director in May, 1996. Mr. Renfrow practiced law in a small firm specializing in real estate and corporate law from 1969 until May 1996. From 1969 to the present, Mr. Renfrow has served as President and as General Counsel for Speedway Gas and Oil Co., Inc., a small firm which provides management services for oil and gas companies. From 1989 to 1992, Mr. Renfrow served as Vice President and General Counsel of a small, privately-held medical start-up company, MedLogic Global Corporation. From May 1996 until the present, Mr. Renfrow has served as Corporate Secretary and General Counsel to InnerCircle Group Incorporated, a management consulting company. Since June 1996, Mr. Renfrow has also served as a Director, General Counsel and Corporate Secretary of Eclipse Corporation, a publicly-traded company involved in the real estate and manufactured housing industries.

     James A. Humpal, Director and Treasurer. Mr. Humpal joined the Company in May of 1996 as Treasurer and Director From 1989 to 1991, Mr. Humpal served as General Manager of the Holiday Inn-Columbus in Ohio. From 1991 to 1992, he began work for Larken, Inc., as a General Manager of the Holiday Inn-Tucson in Arizona. In 1992 and until May 1996, Mr. Humpal served as Vice President of Operations of Larken, Inc. Since June 1996, Mr. Humpal has also served as Director and Treasurer of Eclipse Corporation, a publicly-traded company involved in the real estate and manufactured housing industries.

         Stephen M. Thompson, Director. Mr. Thompson initially became a Director of the Company in September, 1991, and served as former Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company, until May, 1996. Prior to joining the Company, he was an independent business consultant for a number of companies from 1985 through 1988, including Wexco International, a real estate development company, Bio Care, Inc., a biological product distributor, and First Fidelity

Exchange, a precious metals marketing concern. Mr. Thompson is the President of Clipper Industries, a shareholder of the Company, and operates the art galleries purchased by him from the Company in 1996.

         Raymond Bouchard, Director. Mr. Bouchard initially became a Director in May, 1996. In 1992, Mr. Bouchard was owner and NASD principal of Triad Global Investment Company, where he worked to set up Tampa Bay's first minority broker/dealer firm. From 1994 to 1995, he served as Vice President, Mergers and Acquisitions, of Viking Resources International, a company specializing in acquisitions of businesses in the recycling industry. From February, 1995 until the present, Mr. Bouchard has served as President of Corporate Services Group, a company specializing in consultation involving investment banking and financial services.

         (b) Section 16(a) Beneficial Ownership Reporting Compliance. Clipper Industries, Inc., failed to timely file Forms 4 and 5 with the Securities Exchange Commission, as required by Section 16(a). Form 4 for May of 1996 and December of 1996 was not filed until March 7, 1997. Both Form 4's reflect one transaction, and Form 5 reflected two transactions.

               The Company is aware of no other delinquent filings.

Item 10.  EXECUTIVE COMPENSATION

         No current executive officer received any compensation during 1996. The former Chief Executive Officer of the Company, Stephen M. Thompson, received compensation during 1995 until May 9, 1996 and during 1994. Mr. Thompson was Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company until May, 1996. The following table sets forth certain information concerning all compensation paid by the Company as well as certain other compensation paid or accrued for the year to the CEO and the former CEO of the Company during 1996, 1995 and 1994 fiscal years:

                           Summary Compensation Table
                           --------------------------                                                     Long-Term
                                                                      Annual Compensation                    Comp.
                                                       -------------------------------------------           -----
   Name & Principal Position                                                                               Shares
   -------------------------         Fiscal                                                  Other       Underlying
                                      Year                  Salary                 Bonus  Compensation    Options (#)
                                      ----                  ------                 -----  ------------    -----------
Kenneth M. Cahill,                    1996                      -0-                 -0-        *             315,000
CEO & Chairman                        1995                      -0-                 -0-        *                 -0-
                                      1994                      -0-                 -0-        *                 -0-

Stephen M. Thompson(3)(4)             1996             $  25,000.00                 -0-        *
                                      1995             $  78,000.00                 -0-        *           1,000,000
                                      1994             $  78,000.00                 -0-        *

Richard Carthew                       1996                      -0-                 -0-                          -0-
Director (1) and V.P.                 1995              $143,489.00                 -0-        *                 -0-
                                      1994              $221,489.00                 -0-        *                 -0-

Kathy Grant (2)                       1996             $  13,187.47                 -0-        *                 -0-
Corporate Secretary                   1995             $  40,000.00                 -0-

* The dollar value of perquisites and other personal benefits was less than reporting thresholds established by the Securities and Exchange Commission.

(1) Mr. Carthew's term as a director expired on December 21, 1994.

(2) Ms. Grant resigned as Corporate Secretary effective April 26, 1996.

(3) Mr. Thompson resigned as Director, Chairman of the Board, Chief Executive Officer and Chief Financial Officer effective April 26, 1996, and was reinstated per Voting Trust Agreement (see Exhibit 9.1).

(4) Options terminated in 1995, unexercised.

         No Directors fees were paid during 1996.

Stock Options

         The following table contains information concerning the grant of stock options made during fiscal 1996 to the named executive officers:

                 Name                       Number of Shares        % of Total       Exercise or     Expiration Date
                                           Underlying Options         Options         Base Price
                                              Granted (#)           Granted in
                                                                   Employees in
                                                                    Fiscal Year

Kenneth M. Cahill                               315,000                 51%        Average of         June 1, 1997
                                                                                   bid/ask price
                                                                                   as shown on
                                                                                   NASDAQ Bulletin
                                                                                   Board as of
                                                                                   June 26, 1966
Silver Fox Investment Company LLC(1)            200,000                 33%        Average of         July 1, 1997
                                                                                   bid/ask price
                                                                                   as shown on
                                                                                   NASDAQ Bulletin
                                                                                   Board as of
                                                                                   June 30, 1966
Maxpro Corporation(1)                           100,000                 16%        bid/ask price      July 1, 1997
                                                                                   as shown on
                                                                                   NASDAQ Bulletin
                                                                                   Board as of
                                                                                   June 30, 1966

(1)  A company affiliated with Mr. Tiegs.

         The following tables set forth information with respect to certain former executive officers and Directors concerning the exercise of options during the fiscal year ending December 31, 1996 and unexercised options held as of the end of that fiscal year:

                     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
                     ------------------------------------------------------------------------

                 Name                       Shares Acquired                           Number of         Value of
                                            on Exercise (#)       Value Realized        Shares         Unexercised
                                                                                      Underlying      In-the-Money
                                                                                     Unexercised       Options at
                                                                                      Options at      FY-End ($)(1)(2)
                                                                                    FY-End (#) (1)

Kenneth M. Cahill                                 -0-                   -0-            315,000          ($23,625)

Silver Fox Investment Company LLC(4)              -0-                   -0-            200,000          ($15,000)

Maxpro Corporation(4)                             -0-                   -0-            100,000          ($7,500)

(1)  All options are presently exercisable.
(2) Market value of underlying securities minus the exercise price. Based on closing sale price of $.04 per share on the 31st day of December, 1996.
(3) Exercise price equal to $0.125 per share. (4) A company affiliated with Mr. Tiegs.

                Aggregated Option Grants in Previous Fiscal Year
                ------------------------------------------------

                 Name                       Number of Shares        % of Total       Exercise or     Expiration Date
                                         Underlying Options at        Options         Base Price
                                             FY-End (#) (1)           Granted         ($/share)
                                                                   Employees in
                                                                      FY 1995

Stephen M. Thompson                                      500,000        46%             $0.45             10/99

Stephen M. Thompson                                    1,000,000        46%             $0.25             10/99



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership as of the 31st day of December, 1996 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities, and by each Director and by officers and Directors of the Company as a group. Although authorized for Preferred Shares, the Company has issued only Common Stock.

                         Name and Address                              Number of Shares        Percentage of Class

Kenneth M. Cahill                                                            - 0 -                    0.00%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

Darel A. Tiegs                                                            839,070 (2)                 4.82%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

J. Royce Renfrow                                                          423,994 (1)                 2.44%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

James A. Humpal                                                              - 0 -                    0.00%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

Richard Carthew                                                            1,780,188                 10.24%
421 N. Rodeo Drive
Beverly Hills, CA 90210

Clipper Industries, Inc.                                                 4,000,000 (3)               23.00%
4223 Las Vegas Blvd. South
Las Vegas, Nevada 89119

Ray Bouchard                                                                 - 0 -                    0.00%
4014 Gunn Highway - Suite 275
Tampa, FL   33624

All Officers and Directors as a Group (5 persons)                    5,263,064 (1) (2) (3)           30.26%

* Represents less than 1% of the Company's outstanding Common Stock

(1) Represents (i) 12,500 shares held by J. Royce Renfrow, P.C., a professional corporation of which Mr. Renfrow is the sole shareholder; (ii) 39,205 shares held by R Lazy J Trust, of which Mr. Renfrow is Trustee and of which the beneficiaries are members of the Renfrow family, excluding Mr. Renfrow; (iii) 372,089 shares held by Mountainscape Holding Corporation, of which Mount Blanc Development Corporation (of which Mr. Renfrow owns eighty percent (80%) of the capital stock and of which he serves as President and as a Director) owns 33.3% of the capital stock and of which he serves as sole Director, President and Treasurer; and (iv) an aggregate of 200 shares held by Mr. Renfrow's wife.

(2) Represents 466,981 shares held by The Tiegs Family Trust with Darel A. Tiegs as Trustee. The beneficiaries under The Tiegs Family Trust are members of the Tiegs family, excluding Darel A. Tiegs; and (ii) 372,089 shares held by Mountainscape Holding Corporation, of which 33.3% is owned by the Tiegs Family Trust..

(3) Represents shares held by Clipper Industries, Inc., a corporation owned by the Thompson Family Trust with Stephen M. Thompson as Trustee. The beneficiaries under The Thompson Family Trust are January Lee Thompson and other members of the Thompson family, excluding Stephen M. Thompson. Mr. Thompson serves as sole Director, President, and Treasurer of Clipper Industries, Inc. Included 1,000,000 shares of Common Stock Purchasable under options pursuant to Mr. Thompson's previous employment agreement, and 3,900,000 shares subject to lockup and escrow agreements with the Company dated May 9, 1996.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change in Management Control of Company

         Effective May 9, 1996, pursuant to an Agreement between the Company, Stephen M. Thompson, Clipper Industries, Inc., and certain other parties, dated effective as of March 29, 1996 (the "Agreement"), the sale of those assets and operations of the Company attributable and relating to its art gallery business was effected in exchange for a Promissory Note payable by Mr. Thompson to the Company in the principal amount of $1,000,000, bearing interest at the rate of eight percent (8%) per annum, and due and payable in full in May, 2001 (the "Note"). Repayment on the Note may be made in the form of cash, securities of the Company or such other securities as are acceptable to the Company. The Note is secured by 4,000,000 shares of the Company's Common Stock held by Mr. Thompson and his affiliates. The Board has determined that it was in the Company's best interests to divest itself of the art gallery business to focus its direction exclusively on its hotel and gaming business in order to enhance the possibility of obtaining financing to develop the hotel and gaming business.

         Also in connection with this transaction, the Company has agreed to pay to Mr. Thompson the amount of approximately $350,000 in cash and has agreed to issue 1,434,157 shares of the Company's Common Stock to Mr. Thompson, in exchange for Mr. Thompson's agreement not to compete with the Company in the gaming business for a period of one year from the closing of this transaction and for cancellation of any employment agreement with Mr. Thompson or any other agreement between the Company and Mr. Thompson relating to compensation in any form to which Mr. Thompson may have been entitled. In consideration of the cancellation of a promissory note issued by the Company to Mr. Thompson in the principal amount of $75,000, the Company canceled promissory notes issued by Mr. Thompson to the Company in the aggregate principal amount of approximately $75,000. The Company has also granted options to Mr. Thompson, an affiliate of Mr. Thompson, and Richard Carthew, a shareholder of the Company, to purchase shares of the company's Common Stock in the event the Company issues shares of common Stock to a third-party vendor within the two-year period following the closing of the transactions contemplated in the Agreement. The exercise price of the options shall be equal to the per share price assigned in any transaction pursuant to which the Company issues shares of Common Stock to a third-party vendor in exchange for assets of the third-party vendor. The number of shares subject to such options shall be a number sufficient to enable the optionees to retain the same percentage ownership in the Company as they own immediately following the transactions contemplated by the Agreement. The options expire in May, 1998.

         Mr. Thompson and his affiliate, Clipper Industries, Inc., and the Company's new management have entered into a Voting Trust Agreement, pursuant to which Mr. Thompson has deposited the 4,000,000 shares of the Company's Common Stock owned by him and his affiliate into a voting trust (the "Trust"). The trustee of the Trust is directed to vote the shares in the Trust in favor of the slate of Directors proposed by the new Directors, Messrs. Cahill, Bouchard, Tiegs and Renfrow, for a period of nine months following the closing of the transactions contemplated in the Agreement. The Voting Trust Agreement provides that the slate of Directors shall include Mr. Thompson.

InnerCircle Group Management Agreement

     In May, 1996 the Company entered into an agreement with InnerCircle Group Incorporated ("InnerCircle") with respect to the management of the Company. InnerCircle is a company that provides general managerial services to various businesses. Kenneth M. Cahill, Darel A. Tiegs, James A. Humpal and J. Royce Renfrow each own a 25% equity interest in InnerCircle and are employees of InnerCircle. As employees of InnerCircle, they will be obligated to assume the following roles in the Company: (1) Kenneth M. Cahill: President/CEO and Director; (2) Darel A. Tiegs: Vice President and Director; (3) James A. Humpal:
Treasurer and Director; and (4) J. Royce Renfrow: Corporate Secretary/General Counsel and Director.

         Under the agreement,  InnerCircle is to provide the following services:
(1) general and administrative business office services, including the use of Class A office space, as necessary, furniture, equipment, fixtures and secretarial services; (2) general legal and accounting services necessary for the day-to-day operation of the Company's offices and activities, not including outside legal and accounting services; (3) planning, structuring, development and financing, if applicable, of projects to be considered on behalf of the Company, including the completion of project approved; and (4) the compliance with appropriate corporate and securities laws of the state of incorporation of the Company and the United States, including filing of appropriate reports, forms and documents with the various regulatory authorities. The agreement was amended to provide for a Company payment to InnerCircle for such services of $40,000 per month, effective January 1, 1997. Fees due under said contract are to be adjusted quarterly, based on the performance of InnerCircle and the additional duties assumed by InnerCircle. The agreement may be terminated by the Company with 90 days' notice, or by InnerCircle with 30 days' notice.

Transactions with Microtech Medical Systems, Inc. (Eclipse Corporation)

         In August 1996, the Company sold to Eclipse Corporation (formerly Microtech Medical Systems, Inc.) ("Eclipse"), a corporation controlled by the Company's Board of Directors, a promissory note dated July 14, 1995, issued by Elk Creek Partners Limited Partnership, in the principal amount of $500,000. The Company received from Eclipse $450,000 in cash for this note. The note bears interest at a rate of ten percent (10%) per annum, payable in equal monthly installments of $4,166.67. Principle and accrued but unpaid interest under the note is due and payable in full on July 13, 2000. The note is secured by certain real property (including a casino building and lot) located in Cripple Creek, Colorado.

         In August 1996, the Company sold to Eclipse a promissory note dated June 30, 1995, issued by Colorado Escrow, Inc., in the principal amount of $208,133.34. The Company received $200,000 in cash for this note. The note bears interest at a rate of seven and one-half percent (7.5%) per annum, payable in equal monthly installments of $1,300.87. Principle and accrued but unpaid interest under the note is due and payable in full on November 27, 1997. Kenneth Cahill, the President and CEO and a Director of the Company, owns, directly or indirectly, approximately 10% of Colorado Escrow, Inc.

         Kenneth M. Cahill is the Chairman of the Board, Chief Executive Officer, and President of Eclipse, and owns 12,880,000 shares of MMSI common stock representing approximately 14.75% of its common stock. Darel A. Tiegs and
J. Royce Renfrow each own 6,708,750 shares of MMSI Common Stock (approximately 7.68%, respectively, of the outstanding shares) and are each officers of Eclipse. James A. Humpal is also an officer of Eclipse.

Transactions with Certain Former Officers

         In January, 1993, the Company issued 1,150,000 shares of its restricted Common Stock to Gary D. Kucher, a then officer of the Company, in consideration of a promissory note dated January 23, 1993 in favor of the Company in the amount of $143,750. The balance of the promissory note remains outstanding and the Company is seeking return of the shares or payment of the note.

         In March, 1996 the Company entered into an agreement with Stephen M. Thompson, Clipper Industries and certain other parties to be effective May 9, 1996 under which the sale of assets and operations of the Company attributable and relating to its art gallery business was effected in exchange for a promissory note payable by Mr. Thompson and Clipper Industries to the Company in the principal amount of $1,000,000, bearing interest at the rate of 8% per annum and due and payable in full in May, 2001. The payment on said promissory note to be paid by Mr. Thompson and/or Clipper Industries in the form of cash, securities of the Company, or such other securities as are acceptable to the Company. The promissory note is secured by 4,000,000 shares of the Company's stock held by Mr. Thompson and/or Clipper Industries, Inc.

         Additionally, the Company agreed to pay Mr. Thompson the amount of approximately $350,000 and issued 1,434,157 shares of the Common Stock to Mr. Thompson and/or Clipper Industries in exchange for Mr. Thompson's agreement not to compete with the Company in the gaming business for a period of one year from the closing of the referenced agreement, for cancellation of any employment agreement with Mr. Thompson and/or Clipper Industries, Inc., or any other agreement relating to compensation in any form to which Mr. Thompson and/or Clipper Industries, Inc., may have been entitled. In consideration for the cancellation of a promissory note by the Company to Mr. Thompson in the principal amount of $75,000, the Company canceled promissory notes issued by Mr. Thompson to the Company in the aggregate principal amount of approximately
$75,000. As part of the same transaction, the Company granted options to Mr. Thompson, Clipper Industries, Inc., and Richard Carthew, a shareholder of the Company, to purchase shares of the Company's Common Stock in the event the Company issues shares of Common Stock to a third-party vendor within a two-year period immediately following the closing of the transactions provided for in the agreement. The exercise price of the options shall be equal to the price per share assigned in any transaction pursuant to which the Company issues shares of Common Stock to a third-party vendor in exchange for assets of the third-party vendor. The number of shares subject to such options shall be a sufficient number to enable optionees to retain the same percentage of ownership in the Company as they owned immediately following the transactions contemplated by the agreement. These options expire in May, 1998.

         Additionally, Mr. Thompson and his affiliate, Clipper Industries, Inc., and the Company's new management have entered into a Voting Trust Agreement pursuant to which Mr. Thompson has deposited the 4,000,000 shares of the Company's Common Stock owned by him and his affiliate into a voting trust. The trustee of the trust is directed to vote the shares in the trust in favor of the slate of directors proposed by the new directors, which was done at the annual meeting of the shareholders held on September 20, 1996, and which extends for a period of nine months following the closing of the transactions contemplated by the referenced agreement. The Voting Trust Agreement also provides that the proposed slate of directors include Mr. Thompson.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K (Footnotes on following page)

(a)      Exhibits

         The following exhibits will be filed by amendment:

                   Number                                          Description
                   ------                                          -----------


                 (a)(1) Financial Statements. Reference is made the Index to Financial Statements of the
                             Company  on  Page  _____  of this  report.
                             [NEED  SEPARATE  INDEX  FOR  THE  FINANCIAL
                             STATEMENTS]
                 2 Agreement and Plan of Reorganization dated September 23, 1991.(1)
                 3.1         Articles of Incorporation of the Company.(3)
                 3.2         Amendment  to Articles of  Incorporation
                             (Article I) as approved by shareholders at Annual Shareholders' Meeting on September 20, 1996
                             changing   the   name   of   the   corporation   to
                             Sierra-Rockies Corporation.
                 3.3         By-Laws of the Company. (2)
                 9.1         Voting Trust Agreement dated March 29, 1996 between
                             the   Company,   Stephen   M.   Thompson,   Clipper
                             Industries,    Inc.,   Kenneth   Cahill,    Timothy
                             Morrissey, Ray Bouchard, Darel Tiegs and J. Royce Renfrow, as amended.(4)

                 10.1        Agreement  dated  April 16,  1991,  between  Donald
                             Tilson,  Elizabeth  Tilson and Steven  Thompson and
                             assignees.(3)
                 10.2        Sublease  dated June 15, 1988 between T. R. Rogers,
                             Inc., and Gallery Rodeo of Beverly Hills, Inc.(3)
                 10.3        Lease  Agreement  dated March 29, 1990 between
                             Wade  Stockhouse and Gallery Rodeo ofTaos, Inc.(3)
                 10.4        Shopping  Center Lease Agreement dated November 11,
                             1987  between  lake  Arrowhead  Associates  Limited
                             Partnership and the Company.(3)
                 10.5        Agreement between the Company and Red Star
                             Corporation.(6)
                 10.6        Purchase  Agreement and related  documents  between
                             the Company and MAXPRO  Corporation.(6)
                 10.7        Agreement between the Company and Red Star
                             Corporation.(6)
                 10.8        Lease dated October 15, 1992 between the Company
                             and Rodeo Collection, Ltd.(7)
                 10.9        Assignment  of Lease dated October 30, 1992 between
                             the Company and Barney Goldberg, d/b/a Golden West
                             Galleries.(7)
                 10.10       Non-Qualified  Stock  Option  Agreement  dated
                             January 1, 1993 between the Company and
                             Gary D. Kucher.(7)
                 10.11       Demand  Note dated  January  23,  1993 in the
                             principal  amount of $143,750 by Gary D.
                             Kucher in favor of the Company.(7)
                 10.12       Shopping  Center  Lease  Agreement dated  March 31,
                             1993  between the Company and The Arrowhead Joint
                             Venture.(7)
                 10.13       Option  Agreement  dated November 2, 1993 and First
                             Addendum  to Option  Agreement  dated  November  2,
                             1993,  among the  Company,  The D&L  Jordan  Trust,
                             Walter-Laughlin    Partnership   and   The   Walter
                             Company.(7)
                 10.14       Agreement dated November 2, 1993 and First Addendum
                             to Option  Agreement dated November 2, 1993,  among
                             the Company,  Walter-Laughlin  Partnership  and The
                             Walter Company.(7)
                 10.15       Promissory  Note of the Company dated  December 15,
                             1993 in the  principal  amount of $200,000 in favor
                             of Sterling Bank, and related loan documents.(7)
                 10.16       Purchase  Agreement  dated  June  30,  1995 by and
                             between  the  Company  and  Arcadia
                             International, Inc., as amended.
                 10.17       Agreement,  dated effective as of March 29, 1996 by
                             and  between  the  Company,  Stephen  M.  Thompson,
                             Clipper  Industries,   Inc.,  and  Kenneth  Cahill,
                             Timothy Morrissey, Ray Bouchard, Darel Tiegs and J.
                             Royce Renfrow a/or Nominees.(4)
                 10.18       Pledge Agreement dated April 26, 1996 between the
                             Company and Stephen M. Thompson.
                 10.19       Security and Escrow  Agreement  dated April 26,
                             1996 between the Company and Stephen M. Thompson
                             and Clipper Industries, inc., and J. Royce Renfrow.
                 10.20       Bill of Sale,  Personal Property,  dated April 26,
                             1996 between the Company and Stephen M. Thompson.
                 10.21       Agreement  dated April 26, 1996 between the Company
                             and  Stephen  M.  Thompson,  Gallery  Rodeo of Lake
                             Arrowhead,  Inc.,  and  Gallery  Rodeo  of  Beverly
                             Hills, Inc.
                 10.22       Lease  Assignment dated  April 22, 1996 between the
                             Company and Stephen M.  Thompson,
                             Clipper Industries, Inc., and/or Assigns.
                 10.23       Management   Agreement   between  the  Company  and
                             InnerCircle Group, Incorporated,  dated the 9th day
                             of May, 1996, as amended.
                 10.24       Promissory  Note  dated May 9, 1996 in the
                             principal  amount of  $60,000  executed  by
                             Colorado Escrow, Inc., in favor of the Company.
                 10.25       Amendment to Loan Documents dated May 9, 1996
                             between the Company and Colorado  Escrow, Inc.
                 10.26       Amendment to Loan Documents dated May 9, 1996
                             between the Company and Colorado  Escrow, Inc.
                 10.27       Amendment to Loan Documents dated May 9, 1996
                             between the Company and Colorado  Escrow, Inc.
                 10.28       Second  Amendment  to  Purchase  Agreement  dated
                             May 9, 1996  between  the Company and
                             Arcadia International and Colorado Escrow, Inc.
                 10.29       Stock Option Agreement dated June 26, 1996 between
                             the Company and Kenneth M. Cahill.
                 10.30       Assumption and Assignment  Agreement dated June 28,
                             1996 between the Company,  Kenneth M. Cahill and
     `                       InnerCircle Group Incorporated.
                 10.31       Stock  Option  Agreement  dated  June 30,  1996
                             between  the  Company  and  Silver Fox Investment
                             Company LLC.
                 10.32       Stock Option Agreement dated June 30, 1996 between
                             the Company and MAXPRO Corporation.
                 10.33       Promissory Note Purchase  Agreement  between the
                             Company and Microtech Medical Systems, Inc.,
                             dated the 1st day of July, 1996.
                 10.34       Promissory  Note of the Company dated July 15, 1996
                             in the principal  amount of $165,427.70 in favor of
                             Mid-Western Properties, Inc.(10)
                 10.35       Amendment  to Loan  Documents  dated July 15,  1996
                             between the Company and Stephen M. Thompson.(10)
                 10.36       Management   Agreement  dated  August  1,  1996
                             between   Sierra-Rockies   Development
                             Corporation and Superior Home Development, Inc.

                 10.37       Promissory  Note  Purchase  Agreement  between  the
                             Company and Microtech Medical Systems,  Inc., dated
                             August 1, 1996.
                 10.38       Purchase   Agreement  dated  November  1,  1996
                             between   Sierra-Rockies   Development
                             Corporation and Superior Home Development, Inc..
                 10.39       Promissory  Note  Extension  Agreement  dated
                             December 1, 1996 between the Company and
                             InnerCircle Group Incorporated.
                 10.40       Promissory  Note  Extension  Agreement  dated
                             December 9, 1996 between the Company and
                             Cahill's U.S. Casinos, Inc.
                 10.41       Amendment to Loan Documents dated December 15, 1996
                             between the Company and Stephen M. Thompson.
                 11          Statement re:  Computation of Per Share Earnings
                 16.1        Letter dated September 3, 1996 from Grant Thornton
                             LLP.(8)
                 16.2        Engagement  letter  dated  March 25,  1997 from
                             Cordovano  and  Company, P.C.
                 19          Proxy Statement.(9)
                 21          Subsidiaries of the Registrant
                 23          Consent of Accountants
                 27          Financial Data Schedule

Reports on Form 8-K

    (b)      Reports on Form 8-K filed during the last quarter of 1996.

             Reference  is made to the  Company's  current  reports on Form 8-K:

                  Date                     Item Disclosed
                  ----                     --------------
                 5/9/96           Acquisition or Disposition of Assets

                 8/22/96          Changes in Registrant's Certifying Accountant


Footnotes to Exhibits:

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

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed May 9, 1996.

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

(7) Previously filed with the Securities and Exchange Commission as an exhibit to the 1993 Annual Report on Form 10-KSB, as filed August 2, 1994.

(8) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K/A of the Company, as filed August 22, 1996.

(9) Previously filed with the Securities and Exchange Commission on September 6, 1996.

(10) Attached as an exhibit to Exhibit 10.60 hereto.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                               SIERRA-ROCKIES CORPORATION



By:      /s/ Kenneth M. Cahill                       Date:  8/22/97
         ---------------------
         Kenneth M. Cahill
         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ Kenneth M. Cahill                       Date:  8/22/97
         ----------------------
         Kenneth M. Cahill
         President
         Director

By:      /s/ Darel A. Tiegs                          Date:  8/22/97
         ------------------
         Darel A. Tiegs
         Vice President
         Director

By:      /s/ James A. Humpal                         Date:  8/22/97
         -------------------
         James A. Humpal
         Treasurer
         Director

By:      /s/ J. Royce Renfrow                        Date:  8/22/97
         --------------------
         J. Royce Renfrow
         Corporate Sect'y/Gen. Counsel
         Director

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants          F-1

Audited Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 1996          F-2

   Consolidated Statement of Operations
             for the year ended December 31, 1996           F-4

    Consolidated Statement of Shareholders' Equity
             for the year ended December 31, 1996           F-5

     Consolidated Statement of Cash Flows
             for the year ended December 31, 1996           F-6

     Notes to Consolidated Financial Statements             F-8

To the Board of Directors
Sierra Rockies Corporation and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Sierra Rockies Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Rockies Corporation and Subsidiaries as of December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Company, P.C.
Denver, Colorado
June 19, 1997

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996

                                     ASSETS


CURRENT ASSETS
      Cash and cash equivalents ................................      $     --
      Accounts receivable - affiliate ..........................          91,178
      Accounts receivable - related party ......................           3,584
      Costs in excess of billings-uncompleted contracts ........           3,026
                                                                      ----------
                       Total current assets ....................          97,788

LAND HELD FOR DEVELOPMENT ......................................       2,150,000

PROPERTY & EQUIPMENT, net of
       accumulated depreciation of $267 ........................           5,733

CONSTRUCTION IN PROGRESS .......................................          12,616

NOTES RECEIVABLE
  Director and former officer ..................................       1,000,000
  Related party ................................................         476,266
  Allowance for doubtful notes .................................      (1,476,266)
                                                                      ----------

                       TOTAL ASSETS ............................      $2,266,137
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES Accounts payable:
              Trade .............................................   $   200,772
              Employee ..........................................         5,178
     Due to related party .......................................       174,596
     Accrued expenses ...........................................         6,559
     Notes payable - related party ..............................       462,000
                                                                    -----------

                       Total current liabilities ................       849,105

LONG TERM DEBT
      Notes - related party .....................................       691,839
      Convertible debentures ....................................        20,000

                        Total liabilities .......................     1,560,944
                                                                      ---------

STOCKHOLDERS' EQUITY
      Common stock, 100,000,000 shares authorized; $.001
      par value; 17,145,848 shares issued and outstanding .......        17,146

      Additional capital paid in excess of par ..................     5,404,010

      Deferred gain on  transaction  with parties under
      common  control,  net of $1,476,266 allowance for
      doubtful notes receivable .................................       784,232

     Cost in excess of net assets acquired from party under
      common control ............................................      (116,533)

     Retained deficit, inclusive of $1,468,444 retained deficit
      of consolidated subsidiaries disposed of during 1996 ......    (3,885,976)

     Current loss, inclusive of $73,106 current loss of
     consolidated subsidiaries disposed of during 1996 ..........    (1,497,686)
                                                                    -----------

        TOTAL STOCKHOLDERS' EQUITY ..............................       705,193
                                                                        -------

       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ..............   $ 2,266,137
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.
                                       F-3

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          Year ended December 31, 1996


REVENUES & COST OF REVENUES
     Construction contract revenues earned ..........................   $    95,000
     Cost of construction revenues earned ...........................        84,836
                                                                        -----------
                                     Gross profit ...................        10,164

OPERATING EXPENSES
     Management fees - related party ................................       300,000
     General and administrative expenses ............................       260,154
                                                                            -------
                                     Income (loss) from operations ..      (549,990)

OTHER INCOME (EXPENSE)
      Interest income ...............................................        32,958
      Rental income .................................................         2,371
      Interest expense ..............................................      (306,259)
      Buy-out of former president's management contract .............      (350,000)
      Write-off of notes receivable from shareholders ...............      (215,500)
      Loss from investment in subsidiaries - disposed of
           during year, accounted for under equity method ...........       (73,106)
      Loss from sale of notes to affiliate at discount ............       (58,333)
      Other, net ....................................................        20,173
                                                                        -----------
                                    Total other income (expense) ....      (947,696)

                                    Income (loss) before income taxes    (1,497,686)
                                                                         ----------
INCOME TAXES
      Current benefit ...............................................       509,213
      Deferred charge ...............................................      (509,213)

                                    NET INCOME (LOSS) ...............   $(1,497,686)
                                                                        ===========

                                    EARNINGS (LOSS) PER SHARE .......   $      (.08)
                                                                        ===========

   The accompanying notes are an integral part of these financial statements.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Year ended December 31, 1996

                                                Shares        Amount     Additional      Accumulated      Stkhlders'       Total
                                                                          paid-in         deficit        Transfers &
                                                                          capital                          Notes

Balance at January 1, 1996                    15,511,681    $15,511     $5,348,210      $(3,885,976)    $(165,500)     $1,312,245

Shares issued to officer for note                 50,000         50         49,950                        (50,000)              -

Write-off of shareholder notes                                                                             215,500        215,500

Acquisition of construction assets               150,000        150          5,850                       (116,533)      (110,533)

Transfer of art subsidiaries to
     former Chairman of Board, net of
     allowance for notes $1,000,000            1,434,167      1,435                                        470,498        471,933

Transfer of assets to entity
controlled
      by President, net of allowance
      for notes $476,266                                                                                   313,734        313,734

Net loss for the year                                                                    (1,497,686)                  (1,497,686)
                                         ---------------- ---------- -------------- ----------------- ------------- --------------

Balance at December 31, 1996                  17,145,848    $17,146     $5,404,010      $(5,383,662)      $667,699       $705,193
                                         ================ ========== ============== ================= ============= ==============

   The accompanying notes are an integral part of these financial statements.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996

Cash flow from operating activities:
    Cash paid to related party for management fees ....................   $  (300,000)
    Cash paid to suppliers ............................................      (120,600)
    Cash paid to employees ............................................       (27,897)
    Cash paid to former president for buy-out of management contract ..      (200,000)
    Working capital advance from related party ........................       157,114
                                                                              -------

                 Cash used in operations ..............................      (491,383)
                                                                             --------

Cash flow from investing activities:
     Sale of notes receivable to affiliate ............................       650,000
     Acquisition of construction assets from related party ............      (112,321)
                                                                             --------
                Cash provided by investing activities .................       537,679
                                                                              -------

Cash flow from financing activities:
     Debt refinancing costs ...........................................       (46,600)
                                                                              -------
                 Cash used in financing activities ....................       (46,600)
                                                                              -------

Net increase (decrease) in cash .......................................          (304)

Cash beginning of year ................................................           304
                                                                                  ---

Cash end of year ......................................................   $    --
                                                                           ==========

Cash paid during the year for interest ................................   $   207,148

Cash paid during the year for income taxes ............................   $    --

Non-cash investing and financing activities:
      Purchase of construction assets, issued common stock ............   $     6,000
     Transfer of $471,933 net investment in art subsidiaries to former
      president for note ..............................................   $ 1,000,000
      Buyout of management contract and receipt of non-compete agreement
      from former president, issuance of common stock .................   $     1,435
      Buyout of management contract and receipt of non-compete agreement
      from former president, issuance of debt .........................   $   150,000
      Shares issued to stockholder in exchange for note receivable ....   $    50,000
      Receipt of notes receivable from president of company in exchange
      for property ....................................................   $   684,400
      Debt assumed by president of company in exchange for property ...   $   325,600


   The accompanying notes are an integral part of these financial statements.
                                       F-6

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 1996


Reconciliation of net income to cash flows from operating activities:

Net income (loss) ...................................................     $(1,497,686)
Adjustments to reconcile net income
    to net cash provided by operating activities
         Depreciation and amortization ..............................          45,812
         Provision for bad debts ....................................         215,500
         Loss on sale of notes at discount ..........................          58,833
         Loss on equity in subsidiaries .............................          73,106
         Increase in other assets ...................................         (12,616)
         Increase in accounts receivable ............................         (97,788)
         Increase in accounts payable ...............................          80,301
         Increase in accrued expenses and other liabilities .........         643,155
                                                                          -----------

Cash flows used in operating activities .............................   $    (491,383)
                                                                          ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-7

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Sierra Rockies Corporation ("Company"), formerly Gallery Rodeo International ("GRI"), was organized in 1988 in the state of California, under the name, TJB Enterprises, Inc. ("TJB") as a blind pool/blank check company formed for the purposes of seeking a merger with a private company. TJB, in 1991, acquired 100% of the outstanding stock of three art galleries, and concurrent with the acquisition changed its name to GRI.

GRI, in 1993, with the intent to enter the hotel and gaming business, acquired land in Cripple Creek, Colorado for the purpose of developing and operating a 206 room hotel and gambling casino. Since 1993, the Company has purchased and sold other properties designated for the hotel and gaming business.

May 9, 1996, concurrent with the change in management, the Company sold its interest in two of the the art galleries. In November 1996, the Company changed its name to Sierra Rockies Corporation. The Company reorganized a wholly-owned subsidiary, Gallery Rodeo of Scottsdale, Inc., which had no assets or operations, as Sierra Rockies Development Company ("SRDC"). SRDC purchased certain assets of a construction business, specializing in manufactured housing installation.

At December 31, 1996, and reflected in the financial  statements,  the Company's
primary  business  is  construction   related  to  manufactured   housing,   and
development of its hotel and gaming assets.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Sierra Rockies Corporation and its wholly-owned subsidiary, Sierra Rockies Development Company. Prior to May 9, 1996, the Company consolidated the accounts of its art gallery subsidiaries. Upon disposal of the art gallery subsidiaries, the Company recorded its investment in the art gallery subsidiaries under the equity method. All material intercompany transactions have been eliminated.

Revenue and Cost Recognition
----------------------------

Revenues are recognized on the completed-contract method. That method is used because the typical contract is completed in three months or less, and financial position and results of operations do not vary significantly from those that would result using the percentage-of-completion method. A contract is considered complete when the work has been accepted by the customer.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note A - Business and summary of significant accounting policies continued
--------------------------------------------------------------------------

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in contract receivables.

Income Taxes
------------

The Company adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" which requires an asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefits in the future.

Use of Estimates
----------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.


Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Impact of recently issued accounting standards
----------------------------------------------

In March 1995, the Financial Accounting Standards Board (FASB) established an accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note A - Business and summary of significant accounting policies continued
--------------------------------------------------------------------------

reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard is effective for financial statements beginning after December 15, 1995. Management implemented this standard during 1996. The standard did not have a material impact on its financial statements.

During 1995, the FASB established Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". This Statement established financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income, and if presented, earnings per share, as if the fair value based method of accounting defined in this Statement has been applied. This standard is effective for financial statements beginning after December 15, 1995. Management implemented this standard during 1996. The standard did not have a material impact on its financial statements.

NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

During 1996, the company consummated several transactions with related parties and/or affiliates. Those parties include:

InnerCircle Group, Inc. ("IGI"), an affiliate that provides management services to both the Company, SRDC, and Eclipse. IGI's shareholders, officers and directors are officers and directors of the Company;

Eclipse Corporation ("Eclipse"), an affiliate whose officers and directors serve also as officers and directors of the Company;

Colorado Escrow, Inc. ("CEI"), an affiliate owned and contolled by the President and director of the Company;

Superior Home Construction ("Superior"), a company owned by an officer, director and shareholder of the Company;

Clipper Industries, Inc. ("Clipper"), a company owned and controlled by a significant (approximately 25%) shareholder of the Company and former president;

and several other entities that are partially owned and/or controlled by an officer and shareholder of the Company.

(See note F -Notes Payable.)

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note B - Related party transactions continued
---------------------------------------------

Change in management control
----------------------------
May 9, 1996, the Company entered into an agreement with the former president and significant shareholder to terminate the president's employment and consulting agreements in exchange for 1,434,157 shares of the Company, $350,000, and the former president's agreement to not compete for a period of one year with the Company in the gaming business. The Company has recorded a charge to income of $350,000 as consideration to the former president for cancellation of his employment contract.

Concurrent with the cancellation of the former president's management contract, the Company entered into a management services agreement with IGI. The management agreement with IGI provided for the Company to receive certain management services. The fee for such services during 1996 was $50,000 per month, of which $80,000 was rebated by IGI at December 31, 1996. The total charge for management services paid to IGI by the Company during 1996 was $300,000. Effective January 1, 1997, the fee for management services was amended to $40,000 per month. Certain advances for operating expenses on behalf of the Company and SRDC totalling $174,596 are due to IGI at December 31, 1996, and have been recorded as a current liability in the Company's balance sheet.

Sale of art business subsidiaries
---------------------------------
May 9, 1996, the Company sold all the outstanding stock of its wholly-owned subsidiaries, Gallery Rodeo Beverly Hills, Inc. ("GRBH"), and Gallery Rodeo of Lake Arrowhead ("GRAH") to the former president. Both subsidiaries had been involved in the fine art business. As of the date of closing, the Company's investment in the subsidiaries included:

Initial capital investment                   $      30,000
Property & Equipment                                 3,201
Intercompany receivable due from GRBH            1,036,416
Retained deficit                               (1,468,444)
1996 Year-to-date loss from operations            (73,106)
                                                  --------
                    Total                    $   (471,933)
                                          =================

Consideration for the sale, was a $1,000,000 note receivable due from the former president. GRBH and GRAH have not historically generated sufficient cash flows to service a $1,000,000 note receivable, nor has the former president performed on the note. Therefore, the Company has recorded an allowance for the full amount of the note against the gain on the sale of the business. It is the intent of management to pursue all legal recourse in the collection of the note receivable.

At December 31, 1996, the net gain of $471,933, after recording the $1,000,000 allowance for the doubtful note receivable, resulting from this transfer of assets between parties under common control has been recorded as a component of shareholders' equity.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note B - Related party transactions continued
---------------------------------------------

Sale of gaming property
-----------------------
June 30, 1995 the Company entered into an agreement, which closed in May 1996, to transfer its 90% ownership interest in 13 contiguous lots located in Cripple Creek, Colorado to CEI. The property consisted of two lots which are located within the town's legalized gaming district. The Company had acquired this property in 1994 for $370,000, and sold it to CEI for $1,160,000.

Consideration totalling $1,160,000 was comprised of $150,000 cash, $325,600 assumption by buyer of a note payable secured by the property, and four notes receivable (three for $208,133 and one for $60,000) totalling $684,400 due from CEI. The Company remains a guarantor on the $325,000 note payable. On August 1, 1996, the Company sold one of the CEI notes, face value of $208,133, at a discount to Eclipse for $200,000 cash. The remaining notes receivable due from CEI are not performing and the Company has recorded an allowance of $476,266 against the gain on the transfer of the property.

At December 31, 1996, the net gain of $313,734, after recording the $476,266 allowance for the doubtful notes receivable, resulting from this transfer of assets between parties under common control has been recorded as a component of shareholders' equity. The $8,333 loss on discount of note receivable has been charged to income.

Acquisition of construction assets
----------------------------------
August 1, 1996, the Company's wholly-owned subsidiary, SRDC, entered into a management agreement with Superior, a construction company specializing in the installation of manufactured homes, to operate the construction company in consideration of a fee equal to two percent of the construction company's gross sales during the contract period. The contract also granted the Company an option to purchase certain assets of the construction company, which the Company exercised in September 1996, and closed on November 1, 1996.

The sales price included, forgiveness of accrued management fees totalling $4,211, 150,000 shares of the Company's common stock, and $112,321 of costs that SRDC had paid on behalf of Superior during the period that the Company was providing management services to and operating Superior. The net book value of the assets acquired were valued at $6,000 which included, vehicles, construction equipment, tools and a three-year construction contract with Eclipse, a company engaged in the manufactured home sales business. The excess of the purchase price over the net book value of assets acquired, has been recorded as a reduction of shareholders' equity at December 31, 1996.

Accounts receivable and revenue
Total sales to Eclipse, as a result of the acquired construction contract from Superior, totalled $91,178, of which 100% is recorded in accounts receivable at December 31,

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note B - Related party transactions continued
---------------------------------------------

1996. Subsequent to December 31, 1996, the Company has received full payment of the accounts receivable.

During 1996, completed construction contracts with employees totalled $3,563, all of which was collected by December 31, 1996.

Costs in excess of billings-uncompleted contracts totalling $3,026 were related to construction work on behalf of an officer and director. Subsequent to December 31, 1996, the amounts were billed and collected. Overhead and other indirect costs totalling $2,962, not allocated to this contract, have been charged to income in 1996.

Certain expenses related to Superior, were paid on behalf of Superior subsequent to November 1, 1996. These expenses totalling $3,584 were recorded in accounts receivable at December 31, 1996 and have been subsequently collected in 1997.

Other transactions with shareholders
------------------------------------
In January 1993, the Company issued 1,150,000 shares of its restricted Common Stock to a then officer of the Company, in consideration of a promissory note in the principal amount of $143,750. This note has not performed, and the Company is seeking return of the shares or payment of the note. Accordingly, at December 31, 1996, the Company has written off the note and recorded a charge to income in the amount of $143,750.

 In November 1994, the Company accepted a promissory note for $50,000 in exchange for issuance of 50,000 shares of its restricted Common Stock pursuant to the terms of a consulting agreement the Company had entered into with a shareholder. This note has not performed, and the Company is seeking return of the shares or payment of the note. Accordingly, at December 31, 1996, the Company has written off the note and recorded a charge to income in the amount of $50,000.

During 1995, the Company's Board of Directors approved transactions in which two shareholders had notes payable to the Company totalling $21,750, payable over five years at an interest rate of 2%. The Company has determined that these notes are not collectible and have recorded a charge to income in 1996 totalling $21,750 for the write-off of the notes.

Other transactions with affiliates
----------------------------------
On May 5, 1994, the Company acquired real property known as the Elk Creek Gaming Hall in the gaming district of Cripple Creek, Colorado for a total purchase price of $1,285,000. In June 1995, the Company entered into an agreement for the sale of the property for $1,515,000, to a non-affiliate, of which part of the consideration was a promissory note payable to the Company for $500,000. Subsequently, on July1, 1996, the Company sold the promissory note and its accompanying deed of trust to Eclipse at a discount for $450,000 cash. The $50,000 loss on discount of note receivable has been charged to income in 1996.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1996 consist of the following:

Construction equipment and tools              $3,000
Vehicles                                       3,000
                                               6,000
Less accumulated depreciation                    267
                                              $5,733
                                      =========================

Depreciation expense for the year ended December 31, 1996, was $267.


NOTE D - LAND HELD FOR DEVELOPMENT
----------------------------------

In May 1993, the Company acquired a total of ten contiguous lots in Cripple Creek, Colorado for a total purchase price of $2,150,000 on which it intends to develop and operate a 206 room hotel and gambling casino, referred to as the Wandering Star Hotel Casino. Seven of the lots were acquired for 1,750,000 restricted shares of the Company's common stock valued at an average per share price of $.82 and options to acquire an additional 500,000 shares at $2 per share which expired in May 1995, plus approximately $150,000 in cash and the Company's assumption of $162,000 in debt. The remaining three lots were acquired for a purchase price of $400,000 which was paid using a combination of seller and private financing (see Note F - Notes Payable). The property is classified as land held for future development at December 31, 1996.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE E - NOTES RECEIVABLE
-------------------------

Notes receivable at December 31, 1996 consisted of the following:

Note receivable from director,  shareholder and former president, interest at 8%
due  in  quarterly   installments   of  $20,000,   balance  due  April  26,2001,
collateralized  by 4,000,000 shares of the Company's Common Stock held in voting
trust.                                                                                   $ 1,000,000

Note receivable from an affiliate controlled by president, interest at 7.50% due in
monthly installments of $1,301, balance due November 27, 1997, collateralized by             208,133
real estate.

Note receivable from an affiliate controlled by president, interest at 7.50% due in          208,133
monthly installments of $1,301, balance due November 27, 1997, collateralized by real estate.

Note receivable from an affiliate controlled by president, non-interest bearing,
monthly principal payments of $5,000 each, due by May 9,1997, collateralized by               60,000
                                                                                              ------
real estate.
                                                                                         $ 1,476,266
Less:  Allowance for doubtful notes                                                      $(1,476,266)
                                                                                         -----------
Balance at December 31, 1996                                                             $       -0-
                                                                                      ==============

(See Note B - Related Party Transactions)

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

NOTE F - NOTES PAYABLE
----------------------

Current notes payable consists of the following at December 31, 1996:

Note payable to  stockholder,  bearing  interest at 16%,  interest  only payable monthly with final principal and interest due January 1997. Note  collateralized by a first  deed of trust on the Wandering Star property.  Refinanced in
1997, see below ...................................................................   $162,000

Note payable to stockholder, bearing interest at 15%, interest only payable monthly with final principal and interest due December 1996. Note collateralized by a second deed of trust on the Wandering Star property.  Refinanced  in 1997, see
below ............................................................................     100,000

Note payable to  stockholder,  bearing  interest at 15%,  interest  only payable monthly with final principal and interest due December 1996. Note collateralized by a 200,000 second deed of trust on the Wandering Star property.  Refinanced in
1997, see below ...................................................................

                                                                                      $462,000
                                                                                      ========

Long term debt consists of the following at December 31, 1996:

Note payable to  stockholder,  bearing  interest at 12%,  interest  only payable monthly with final principal and interest due February 1998. Note collateralized by a  first deed of trust on the Wandering Star property.  Refinanced in
1997, see below ...................................................................   $200,000

Note payable to stockholder, bearing interest at 15%, interest only payable monthly
with final principal and interest  due February 1998.  Note collateralized by a ...    150,000
first deed of trust on the Wandering Star property ................................

Note payable to director, stockholder and former president, bearing interest at
12%, interest only payable monthly with final principal and interest  due January .    341,839
1998.  Note collateralized by a subordinated deed of trust on the Wandering Star property ..........................................................................

10% debenture due November 1999, convertible to the Company's common stock at an ..     20,000
                                                                                      --------
exercise price of $1.50 per share .................................................
                                                                                      $711,839
                                                                                      ========


In order to meet its obligation at maturity with respect to the outstanding principal and interest on their notes payable, the Company entered into a long-term promissory note, face value of $690,960 with an unrelated party, bearing interest at 15.5%, with interest payments of $8,924.90, commencing February 14, 1997, due monthly, and principal

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------
                   Notes to Consolidated Financial Statements

Note F - Notes payable continued
--------------------------------

and any unpaid interest due February 14, 1998. This note replaces all of the current notes payable at December 31, 1996 totalling $$462,000 and the $200,000 note due February 1998. The note is collateralized by second deed of trust on the Wandering Star property.

NOTE G - INCOME TAXES
---------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate follows for the year ended December 31, 1996:

U.S. federal statutory rate                                  34.0%
State income taxes                                           10.0%
Net operating loss for which no tax benefit is
currently available                                         (44.0%)
                                                              - %
                                                       ===========

As of December 31, 1996, the Company has total deferred tax assets of $2,877,213. The Company has recorded a valuation allowance for the entire amount of the deferred tax asset. Substantially all of the deferred tax asset consists of net operating loss carryforwards which begin to expire through 2009 for federal purposes and 2000 for state purposes. The net change in the valuation allowance was an increase of $405,213.


NOTE H - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company is involved in various litigation which has arisen out of the ordinary course of business. Management believes that the disposition of all litigation will not have a material effect on the Company's consolidated financial position and results of operations.

Unasserted claims
-----------------
As a result of the change in management, amounts due to certain vendors contracted by the former management are disputed by the current management. Management believes that the disposition of these claims will not have a material effect on the Company's financial statements as presented herein.

                   Sierra Rockies Corporation and Subsidiaries
                   -------------------------------------------

NOTE I - FOURTH QUARTER ADJUSTMENTS
-----------------------------------

Recorded allowance for related party notes receivable ..........................   $1,476,667

Reclassifed deferred gain on transaction between parties under common control to shareholders' equity
                                                                                   $  690,500

Note I - Fourth quarter adjustments continued ..................................

Reclassified recognized gain of transaction between parties under common control from statement of operations to shareholders' equity
                                                                                   $   99,500

Reclassified  gain on disposition of  subsidiaries  between parties under common control from statement of operations to shareholders' equity
                                                                                   $1,031,182

Reclassified  investment in art  subsidiaries  from  discontinued  operations to disposal of  previously  consolidated  subsidiaries  accounted  for under equity method .........................................................................
                                                                                  $  267,520

NOTE J - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a deficit in working capital. As a result, the Company has experienced severe liquidity problems and has been forced to restructure a portion of its long-term debt. These factors raise substantial doubt about its ability to continue as a going concern.

Management is working with its primary lenders to monitor the status of its indebtedness and further restructuring of its long-term debt is expected. In addition, management has commenced operations in the hospitality segment and is currently evaluating plans to reduce staffing and other costs. Management is also planning to commence collection efforts on certain related party notes receivable.

There can be no assurance that management will be successful in its efforts to restructure debt, reduce costs, operate profitably or collect amounts due. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE K - SUBSEQUENT EVENTS
--------------------------

On November 25, 1996, the Company formed a new subsidiary, Sierra Hospitality Corporation ("SHS"), a Colorado corporation, in order to provide hotel and hospitality management services. SHS entered into its first management contracts in June 1997. No significant transactions related to SHS are recorded in the December 31, 1996 financial statements.