Form 10QSB
period 1997-03-31
SIERRA ROCKIES CORP
filed 1997-08-29
CIK 837852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                  Commission File Number 0-29644
                  --------------


                           SIERRA-ROCKIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                           33-0300193
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado         80903
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code:              (719) 520-1800
                                                    ----------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)         Yes ___
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the            No _X_
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of shares outstanding
           Class                                        at May 7, 1997
-------------------------------------            ----------------------------
Common stock,  $.001 par value shares                     17,243,048

FORM 10-Q
1st QUARTER

                                  INDEX
                                  -----
                                                                          PAGE

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements -

     Balance Sheets - March 31, 1997 (Unaudited)  and
       December 31, 1996                                                     3

     Statements of Operations - Three months ended
       March 31, 1997 and 1996 (Unaudited).                                  4

     Statement of Cash Flows - Three months ended
       March 31, 1997 and March 31, 1996 (Unaudited)                         5


     Notes to Financial Statements (Unaudited)                               6


     Item 2.  Management's Discussion and Analysis (Unaudited)               8



PART II - OTHER INFORMATION

     Items 1 through 6.                                                      8


     SIGNATURES                                                              9


       - The accompanying financial statements are not covered by an independent certified public accountant's report.

             SIERRA ROCKIES CORP

             CONDENSED CONSOLIDATED BALANCE SHEET
             FORM 10-QSB MARCH 31, 1997



                                                                       MAR 31
                                                                   --------------
             CASH & CASH EQUIVALENTS                                           0
             A/R - AFFILIATE                                              80,541
             COSTS IN EXCESS OF BILLINGS
               ON UNCOMPLETED CONTRACTS                                   39,811
                                                                   --------------
                                  TOTAL CURRENT ASSETS                   120,352

             LAND                                                      2,150,000

             PROPERTY & EQUIP, NET                                         6,347


             CONSTRUCTION IN PROGRESS                                     13,186

             DEFERRED FINANCING POINTS, NET                               27,635

             N/R-FORMER OFFICER                                        1,000,000
             N/R - RELATED PARTY                                         476,266
             ALLOWANCE FOR N/R                                       (1,476,266)
                                                                   --------------

                                          TOTAL ASSETS                 2,317,520
                                                                   ==============


             A/P - TRADE                                               (387,963)
             DUE TO RELATED PARTY                                     (238,092))
             BILLINGS IN EXCESS COSTS
               ON UNCOMPLETED CONTRACTS                                 (20,015)
             N/P-RELATED PARTY                                         (491,838)
             NOTES PAYABLE                                             (690,960)
                                                                   --------------

                             TOTAL CURRENT LIABILITIES               (1,828,868)


             CONVERTIBLE DEBENTURES                                     (20,000)

             COMMON STOCK                                               (17,146)
             APIC                                                    (5,404,010)
             DEFERRED GAIN-RELATED PARTY                               (784,232)
             COSTS IN EXCESS-COMMON CTRL                                 116,533
             RETAINED DEFICIT                                          5,383,663
             CURRENT LOSS                                                236,540
                                                                   --------------

                            TOTAL LIABILITIES & EQUITY               (2,317,520)
                                                                   ==============

             SIERRA-ROCKIES CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FORM 10-QSB MARCH 31, 1997
                                                    Three months ended March 31,
                                                          1997            1996
                                                   -----------------------------
CONSTRUCTION CONTRACT REVENUES EARNED ..........         37,393               0
COST OF CONSTRUCTION REVENUES EARNED ...........         30,033               0
                                                       -------------------------
GROSS PROFIT ...................................          7,360               0

MANAGEMENT FEES ................................        120,000               0
G&A EXPENSES ...................................         60,295          34,607
                                                       -------------------------
(LOSS) FROM OPERATIONS .........................       (172,935)        (34,607)

INTEREST EXPENSE ...............................         66,311          43,931
OTHER INCOME (EXPENSES) ........................          2,706          17,038
                                                       -------------------------


LOSS BEFORE TAXES ..............................       (236,540)        (61,500)

PROVISION FOR INCOME TAXES .....................              0               0
                                                       -------------------------

NET LOSS .......................................       (236,540)        (61,500)
                                                       =========================

             SIERRA ROCKIES CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FORM 10-QSB MARCH 31, 1997
                                                                  Three months ended March 31,
                                                                         1997        1996
                                                                    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES ..............................   (22,787)       303
                                                                    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equip ....................................      (962)         0
                                                                    --------------------
                                     Net cash provided by investing      (962)         0
                                                                    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Debt refinancing costs .........................................   (36,846)
   Advances from affiliate ........................................    60,595
                                                                    --------------------
                                   Net cash provided from financing    23,749          0
                                                                    --------------------

INCREASE (DECREASE) IN CASH .......................................         0        303

CASH AT BEGINNING OF PERIOD .......................................         0          0

CASH AT END OF PERIOD .............................................         0        303
                                                                    ====================

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1997

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1996 and should be read in conjunction with the notes thereto.

The condensed consolidated statement of cash flows presented in the annual 10-KSB report dated December 31, 1996 was presented in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows", using the direct method versus the indirect method which management chose to present in the interim financial statements for the three months ended March 31, 1997.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefit due to continuing net operating losses during the quarter ended March 31, 1997 were offset by an increase to the valuation allowance, bringing the net deferred tax asset balance to $0.

Note C:  Related party transactions
         --------------------------

Construction sales to Eclipse Corporation ("Eclipse"), an affiliate, for the three months ended March 31, 1997 totalled $37,393. Accounts receivable due from Eclipse were $80,541 at March 31, 1997. Throughout the period, advances of approximately $60,000 were received from Innercircle Group, Inc. ("IGI"), a corporation that provides management services to the Company. Total management fees incurred and payable to IGI for the three months ended March 31, 1997 totalled $120,000.

Note D:  Notes payable
         -------------

The Company entered into a promissory note, face value of $690,960 with an unrelated party, bearing interest at 15.5%, with interest payments of $8,924.90, commencing February 14, 1997, due monthly, and principal and any unpaid interest due February 14, 1998. This note replaced four notes payable to various shareholders and affiliates totalling $662,000. Proceeds from the note, paid off the related party notes and all accrued interest due as of date of extinquishment.


Note E:  Going concern
         -------------

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

There can be no assurance that management will be successful in its efforts to restructure debt, reduce costs, operate profitably, or collect amounts due. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           SIERRA-ROCKIES CORPORATION
                           --------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Unaudited)


GENERAL:
--------

The Company's financial condition and results of operations are directly affected by the following transactions.

On the 26th day of February, 1997, the Company's subsidiary, Sierra Hospitality Services, Inc., entered into a contract with Nayan Patel for the acquisition of the University Inn located in Laramie, Wyoming. The University Inn consists of a 39-unit motor hotel. Under the contract, the Company is to pay $800,000 in cash and notes, and assume existing obligations.

The Company's construction subsidiary, Sierra-Rockies Development Corporation, contributed $(13,224) to corporate operations during the quarter ending March 31, 1997. The construction subsidiary is a company specializing in the installation of manufactured houses.

The Company is in the process of securing a height variance with respect to its Wandering Star Hotel & Casino project located in Cripple Creek, Colorado.

FINANCIAL CONDITION
-------------------

The Company restructured and consolidated a series of promissory notes secured by deeds of trust upon the Wandering Star Hotel & Casino project located in Cripple Creek, Colorado. This restructuring effectively extended the maturity date of obligations upon the project to February, 1998.

RESULT OF OPERATIONS:
---------------------

The Company incurred net (losses)/profits of $(236,540), and $(61,500) for the three months ended March 31, 1997 and 1996, respectively.

PART II - OTHER INFORMATION

Item 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibits

                  27  Financial Data Schedule.

         (b)  Reports on Form 8-K

     - A Form 8-K was filed April 21, 1997 regarding a change in Registrant's certifying accountant.

                                    SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           SIERRA-ROCKIES CORPORATION
                           --------------------------
                                  (Registrant)




DATE:    8/27/97              BY:       /s/ Kenneth M. Cahill
      ---------------                   -------------------------------------
                                        KENNETH M. CAHILL, PRESIDENT



DATE:    8/27/97              BY:       /s/ J. Royce Renfrow
      ------------                      -------------------------------------
                                        J. ROYCE RENFROW, SECRETARY


DATE:    8/27/97              BY:       /s/ James A. Humpal
      ------------                      -------------------------------------
                                        JAMES A. HUMPAL, TREASURER
                                        Principal Financial Officer