Form 10QSB
period 1997-06-30
SIERRA ROCKIES CORP
filed 1997-09-02
CIK 837852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                   Commission File Number 0-29644
                  -------------



                           SIERRA-ROCKIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                        33-0300193
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation ororganization)

2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado         80903
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code:                (719)520-1800
                                                   -----------------------------

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

Indicate the number of shares  outstanding  of each of
the  issuer's  classes of common stock, as of the latest
practicable date.
                                                    Number of shares outstanding
            Class                                         at June 30, 1997
-------------------------------                     ----------------------------
 Common stock,  $.001 par value                              17,393,048
  shares                                            ----------------------------

FORM 10-Q
2nd QUARTER

                                  INDEX
                                  -----

                                                                        PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements -

     Balance Sheets - June 30, 1997 (Unaudited ........................    3

     Statements of  Operations  - Three  months ended
       June 30, 1997 and June 30, 1996 and Six months ended
       June 30, 1997 and June 30, 1996 (Unaudited)  ...................    4

     Statement of Cash Flows - Six months ended
     June 30, 1997 and June 30, 1996 (Unaudited) ......................    5


     Notes to Financial Statements (Unaudited) ........................    6


     Item 2.  Management's Discussion and Analysis (Unaudited) ........    8



PART II - OTHER INFORMATION

     Items 1 through 6  ...............................................    9


     SIGNATURES .......................................................   10



     - The accompanying financial statements are not covered by an independent certified public accountant's report.

Part I.  Item 1.   Financial Information

                           SIERRA ROCKIES CORPORATION

                      Condensed Consolidated Balance Sheet

                                  June 30, 1997

                                     ASSETS

Accounts Receivable - related Party ...............................   $     8,765
Cost in excess of billings on uncompleted contracts ...............        58,357
                              Total current assets                         67,122

Land ..............................................................     2,150,000
Property & equipment, net .........................................         5,999
Construction in progress ..........................................        14,836
Notes receivable - related party ..................................     1,476,266
Allowance for doubtful notes receivable ...........................    (1,476,266)
                                                                      -----------
                                 Total assets                         $ 2,259,380
                                                                      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade ..........................................   $   307,885
Accounts payable - related party ..................................       240,000
Other, due to related party .......................................       251,184
Billings in excess of costs on uncompleted contracts ..............        24,661
Notes payable - related party .....................................       491,839
Notes payable .....................................................       690,960
                                                                      -----------
                              Total current liabilities                 2,006,529
                                                                      -----------

Convertible debentures ............................................        20,000
Common stock ......................................................        17,146
Additional paid in capital ........................................     5,404,010
Deferred gain-transactions with parties under common control ......       784,232
Costs in excess of net assets acquired-related party ..............      (116,533)
Retained deficit ..................................................    (5,383,663)
Current loss ......................................................      (472,341)
                                                                      -----------
Total liabilities and shareholders' equity ........................   $ 2,259,380
                                                                      ===========

      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION

                 Condensed Consolidated Statements of Operations


                                                             Three months ended              Six months ended
                                                                   June 30,                      June 30,
                                                                  ----------                     --------
                                                            1997            1996            1997           1996
                                                         --------------- -------------- -------------- ---------------

Construction contract revenues earned ...........   $     53,541       $     -0-    $     90,934        $    -0-
Cost of construction contract revenues earned ...         46,816             -0-          76,849             -0-
                                                    ------------                        --------

Gross profit ....................................          6,725             -0-          14,085             -0-

Operating Expenses
     Management fees ............................        120,000          80,000         240,000          80,000
     General and administrative fees ............         60,593          55,840         120,888          90,447
                                                    ------------    ------------    ------------        --------
                                                         180,593         135,840         360,888         170,447

Loss from operations ............................       (173,868)       (135,840)       (346,803)       (170,447)

Other Income (Expense)
       Loss on equity investment-subsidiaries ...             -0-       (119,088)             -0-       (123,106)
       Buyout of former president's mgmt contract       (350,000)       (350,000)
       Interest expense .........................        (60,742)        (51,124)       (127,053)        (95,055)
       Interest income ..........................         16,431          33,098
       Other, net ...............................         (1,191)            500           1,515             871
                                                    ------------    ------------    ------------    ------------

Loss before taxes ...............................       (235,801)       (639,121)       (472,341)       (704,639)

Income taxes ....................................            -0-             -0-             -0-              -0-

Net loss ........................................   $   (235,801)   $   (639,121)   $   (472,341)   $   (704,639)
                                                    ============    ============    ============    ============

Net loss per share ..............................   $       (.01)   $       (.04)   $       (.03)   $   (.05)

Weighted average shares outstanding .............     17,393,048      15,516,681      17,393,048      15,516,681

      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION

                 Condensed Consolidated Statements of Cash Flows

                                                              Six Months Ended
                                                                   June 30,

                                                              1997        1996
                                                              ----        ----

Cash flows provided from operating activities ........   $  33,272    $ 131,261
                                                         ---------    ---------

Cash flows (used in)/provided by investing activities:
    Proceeds from sale of property ...................         -0-      150,000
    Purchase of equipment ............................        (962)         -0-
                                                         ---------    ---------
Net cash (used in)/provided by investing activities ..        (962)     150,000
                                                         ---------    ---------

Cash flows used in financing activities
    Debt refinancing costs ...........................     (36,846)         -0-
    Debt repayments, net .............................         -0-     (281,237)
    Advances/repayments from/to related party, net ...       3,546          -0-
                                                         ---------    ---------
Net cash used in financing activities ................     (32,310)    (281,327)
                                                         ---------    ---------

Net increase in cash .................................         -0-           24

Cash, beginning of year ..............................         -0-          303

Cash, end of period ..................................         -0-          327
                                                         =========    ==========

      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1997

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1996 and should be read in conjunction with the notes thereto.

The condensed consolidated statement of cash flows presented in the annual 10-KSB report dated December 31, 1996 was presented in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows", using the direct method versus the indirect method which management chose to present in the interim financial statements for the six months ended June 30, 1997.

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

Note B:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefit due to continuing net operating losses during the quarter ended June 30, 1997 were offset by an increase to the valuation allowance, bringing the net deferred tax asset balance to $0.

Note C:  Related party transactions
         --------------------------

Construction sales to Eclipse Corporation ("Eclipse"), an affiliate, for the six months ended June 30, 1997 were approximately $90,000. Throughout the period, advances of approximately $80,000 were received from Innercircle Group, Inc. ("IGI"), a corporation that provides management services to the Company. Total management fees incurred and payable to IGI for the six months ended June 30, 1997 totalled $240,000.

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

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1997


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

                           SIERRA-ROCKIES CORPORATION
                           --------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


GENERAL:
--------

The Company's financial condition and results of operations are directly affected by the following transactions.

On May 29, 1997, the Company's subsidiary, Sierra Hospitality Services, Inc., entered into a management contract with Barrington Hotel, Donald Schofield, Robert Schofield and Jodie Wood to provide management services for The Barrington Hotel located in Branson, Missouri. The hotel is a 149-room, limited service hotel. Under the terms of a previous letter of intent, Sierra Hospitality Services, Inc., began management of the hotel on June 1, 1997.

On June 9, 1997, the Company's subsidiary, Sierra Hospitality Services, Inc., entered into a management contract with Great Southern Bank FSB to provide management services for Brighton Place Motel located in Branson, Missouri. The motel is a 78-room, limited service motel. Sierra Hospitality Services, Inc., began management of the motel on June 11, 1997. Approximately $2,500 of management fee income was earned as of June 30, 1997.

On May 28, 1997, the Board accepted the effective resignation of Raymond Bouchard as a Director of the Corporation due to his non-participation in corporate affairs.

The Company's construction subsidiary, Sierra-Rockies Development Corporation, contributed $(173,868) to corporate operations during the quarter ending June 30, 1997. The construction subsidiary is a company specializing in the installation of manufactured houses.

The Company is continuing to pursue its Wandering Star Hotel & Casino project located in Cripple Creek, Colorado.

FINANCIAL CONDITION
-------------------

The Company's financial condition remains unchanged from the previous report in its March 31, 1997 Form 10-QSB.

The Company holds certain promissory notes secured by real estate in Cripple Creek, Colorado, as a result of its sale of said property to Colorado Escrow, Inc., in June of 1996. These promissory notes have previously been written down. In June of 1997 the holder of the first mortgage upon said project commenced a foreclosure, which resulted in the sale of said property at foreclosure sale on June 18, 1997. The Company, by virtue of its secured position through deeds of trust, holds an equity redemption upon said foreclosure which expires on or about 9/22/97. Management has not determined whether to exercise its equity redemption in order to reacquire said property.

RESULT OF OPERATIONS:
---------------------

The Company incurred net (losses)/profits of $(235,801), and $(639,121) for the three months ended June 30, 1997 and 1996, respectively.


PART II - OTHER INFORMATION
---------------------------

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




                           SIERRA-ROCKIES CORPORATION
                           --------------------------
                                  (Registrant)




DATE:   8/28/97               BY:  /s/ Kenneth M. Cahill
     ------------                  ------------------------------------
                                   KENNETH M. CAHILL, PRESIDENT


DATE:   8/28/97               BY:  /s/ J. Royce Renfrow
     ------------                 -------------------------------------
                                  J. ROYCE RENFROW, SECRETARY

DATE:   8/28/97               BY:  /s/ James A. Humpal
     ------------                 -------------------------------------
                                  JAMES A. HUMPAL, TREASURER
                                  Principal Financial Officer