Form 10QSB
period 1997-09-30
SIERRA ROCKIES CORP
filed 1997-11-14
CIK 837852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997             Commission File Number 0-29644
                  ------------------



                           SIERRA-ROCKIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                       33-0300193
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado      80903
--------------------------------------------------------------------------------
              (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:                719-520-1800
                                                   -----------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)            Yes _X_
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the              No  ___
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate  the  number of shares  outstanding  of each of the
issuer's   classes  of  common  stock,   as  of  the  latest
practicable date.

                                                  Number of shares outstanding
        Class                                        at September 30, 1997
        -----                                        ---------------------
  Common stock,  $.001 par value                           17,393,048
     shares

FORM 10-Q
3rd QUARTER


                                  INDEX
                                  -----

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements -

     Balance Sheets - September 30, 1997 (Unaudited ....................    3

     Statements  of  Operations  - Three  months ended
       September  30, 1997 and
       September 30, 1996 and nine months ended
       September 30, 1997 and September 30, 1996 (Unaudited)  ..........    4

     Statement of Cash Flows - Nine months ended
     September 30, 1997 and September 30, 1996 (Unaudited) .............    5


     Notes to Financial Statements (Unaudited) .........................    6


     Item 2.  Management's Discussion and Analysis (Unaudited) .........    8



PART II - OTHER INFORMATION

     Items 1 through 6  ................................................    9


     SIGNATURES ........................................................   10




     - The accompanying financial statements are not covered by an independent certified public accountant's report.

Part I.  Item 1.   Financial Information

                           SIERRA ROCKIES CORPORATION

                      Condensed Consolidated Balance Sheet

                               September 30, 1997

                                     ASSETS

Cash .............................................................................   $    2, 195
Accounts receivable - affiliate ..................................................        32,151
Cost in excess of billings on uncompleted contracts ..............................       112,517
                                                                                     -----------
                                                              Total current assets       146,863

Land .............................................................................     2,150,000
Property & equipment, net ........................................................         4,776
Construction in progress .........................................................        13,187
Deferred financing costs, net ....................................................        12,211
Notes receivable - related party .................................................     1,476,266
Allowance for doubtful notes receivable ..........................................    (1,476,266)
                                                                                     -----------
                                                                      Total assets   $ 2,327,037
                                                                                     ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade .........................................................   $   256,938
Accounts payable - affiliate .....................................................       708,432
Accrued interest payable .........................................................       104,946
Billings in excess of costs on uncompleted contracts .............................        50,158
Notes payable - related party ....................................................       491,839
Notes payable ....................................................................       690,960
                                                                                      ----------
                                                         Total current liabilities     2,303,273
                                                                                      ==========

Convertible debentures ...........................................................        20,000
Common stock .....................................................................        17,146
Additional paid in capital .......................................................     5,404,010
Deferred gain-transactions with parties under common control .....................       784,232
Costs in excess of net assets acquired-related party .............................      (114,982)
Retained deficit .................................................................    (5,383,663)
Current loss .....................................................................      (702,978)
                                                                                     -----------
Total liabilities and shareholders' equity .......................................   $ 2,327,037
                                                                                     ===========

      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION

                 Condensed Consolidated Statements of Operations


                                                          Three months ended                Nine months ended
                                                             September 30,                     September 30,
                                                          1997            1996            1997            1996
                                                    ------------     ------------ -------------- ----------------

Construction contract revenues earned ...........   $     28,439             -0-    $    119,372    $       -0-
Cost of construction contract revenues earned ...         28,042             -0-         104,891            -0-
                                                    ------------                        --------

Gross profit ....................................            397             -0-          14,482            -0-

Hospitality revenue .............................         13,567             -0-          13,567            -0-

Operating Expenses
     Management fees ............................        120,000         315,619         360,000         395,619
     General and administrative fees ............         58,193             -0-         179,081          90,447
                                                    ------------    ------------    ------------        --------
                                                         178,193         315,619         539,081         486,066

(Loss) from operations ..........................       (164,229)       (315,619)       (511,032)       (486,066)

Other Income (Expense)
       Loss on equity investment-subsidiaries ...                            -0-                        (123,106)
        Write off notes of former employees .....                       (215,500)                       (215,500)
       Buyout of former president's mgmt contract                            -0-                        (350,000)
       Interest income (expense), net ...........        (66,385)       (108,177)       (193,438)       (170,134)
       Other, net ...............................            (23)          1,250           1,492           2,121
                                                    ------------    ------------    ------------        --------

Loss before taxes ...............................       (230,637)       (638,046)       (702,978)     (1,342,685)

Income taxes ....................................            -0-             -0-             -0-             -0-

Net loss ........................................   $   (230,637)   $   (638,046)   $   (702,978)   $ (1,342,685)
                                                    ============    ============    ============     ===========

Net loss per share ..............................   $       (.01)   $       (.04)   $       (.04)   $       (.09)

Weighted average shares outstanding .............     17,393,048      15,761,125      17,393,048      15,761,125



      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION

                 Condensed Consolidated Statements of Cash Flows

                                                             Nine Months Ended
                                                               September 30,

                                                            1997         1996
                                                            ----         ----
Cash flows used in operating activities ..............   $(202,151)   $(414,141)
                                                         ---------    ---------

Cash flows (used in)/provided by investing activities:
    Proceeds from sale of property ...................         -0-      150,000
    Redemption notes receivable ......................         -0-      708,333
    Purchase of equipment ............................         (62)      (7,028)
                                                         ---------    ---------
Net cash (used in)/provided by investing activities ..         (62)     851,305
                                                         ---------    ---------

Cash flows used in financing activities
    Debt refinancing costs ...........................     (39,846)         -0-
    Debt repayments, net .............................      28,960     (435,600)
    Advances/repayments from/to related party, net ...     215,294          -0-
                                                         ---------    ---------
Net cash used in financing activities ................     204,408     (435,600)
                                                         ---------    ---------

Net increase in cash .................................       2,195        1,564

Cash, beginning of year ..............................         -0-          303

Cash, end of period ..................................   $   2,195    $   1,867
                                                         =========    =========


      See accompanying notes to condensed consolidated financial statements

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

Note A:  Basis of presentation
-------  ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1996 and should be read in conjunction with the notes thereto.

The condensed consolidated statement of cash flows presented in the annual 10-KSB report dated December 31, 1996 was presented in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows", using the direct method versus the indirect method which management has chosen to present in the interim financial statements for the nine months ended September 30, 1997.

Certain  1996   financial   information   has  been  restated  to  conform  with
presentation in the annual 10-KSB report dated December 31, 1996.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Income taxes
-------  ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefit due to continuing net operating losses during the quarter ended September 30, 1997 were offset by an increase to the valuation allowance, bringing the net deferred tax asset balance to $0.

Note C:  Related party transactions
-------  --------------------------

Construction revenue earned from contracts between Sierra Rockies Development Company (a wholly-owned subsidiary of the Company) and Eclipse Corporation ("Eclipse"), an affiliate, for the nine months ended September 30, 1997 were approximately $119,000. Approximately $16,000 is recorded in accounts receivable
- affiliate, for amounts due from Eclipse. Approximately $76,000 is due to Eclipse Corporation from the Company.

Throughout the period, working capital advances of approximately $96,000 were received from Innercircle Group, Inc. ("IGI"), a corporation that provides management services to the Company. Total management fees incurred and payable to IGI for the nine months ended September 30, 1997 totalled $360,000. At September 30, 1997, amounts payable to IGI totalled $631,633.

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

Note C:  Related party transactions continued
-------  ------------------------------------

The Company's management agreement with IGI was amended on September 15, 1997, retroactive to January 1, 1997, whereby the monthly management fee of $40,000 is to be paid in cash of $20,000 each month and $60,000 paid quarterly in the Company's common stock. The number of shares to be issued will be determined on a monthly basis on the last closing price as of each month. As of September 30, 1997 no common stock had been issued to IGI as part of this amendment.


Note D:  Notes payable
-------  -------------

The Company entered into a promissory note, face value of $690,960 with an unrelated party, bearing interest at 15.5%, with interest payments of $8,924.90, commencing February 14, 1997, due monthly, and principal and any unpaid interest due February 14, 1998. This note replaced four notes payable to various shareholders and affiliates totalling $662,000. Proceeds from the note, paid off the related party notes and all accrued interest due as of date of extinguishment. (See "Subsequent Events")


Note E:  Change in management
-------  --------------------

On September 1, 1997, J. Royce Renfrow resigned as Secretary and Director of the Company. He has been replaced as Secretary by Darel A. Tiegs. Stephen M. Thompson resigned as Director of the Company.


Note F:  Subsequent event
-------  ----------------

On October 8, 1997, due to the Company's default upon certain promissory notes, land related to the Wandering Star Project located in Cripple Creek, Colorado, was sold in foreclosure. The Company has a statutory right to redeem the property on or before December 22, 1997, and management is making efforts to secure funding which will enable it to redeem the land. In the event that the Company is not successful in redeeming the Wandering Star Property, total assets will decrease approximately $2,163,187 (book value of land and associated costs) and total liabilities will decrease approximately $1,182,799 (amount of obligations secured by the property), without giving effect to any sums received on the sale that are in excess of the net book value of the property.

The Bloomer property in which the Company had previously sold to a director and member of management, in exchange for promissory notes, was foreclosed upon by another creditor also holding promissory notes secured by the property. Management has decided not to reacquire the property, even though it had a right to do so, as it was not considered in the best interest of the Company. In 1996, $476,266 was recorded as an allowance for doubtful notes receivable related to the notes received in exchange for the sale of the Bloomer property.

                           SIERRA ROCKIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997


Note G:  Going concern
-------  -------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a deficit in working capital. As a result, the Company has experienced severe liquidity problems and has been forced to restructure a portion of its long-term debt, of which is currently in default. These factors raise substantial doubt about its ability to continue as a going concern.

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

On August 18, 1997, the Company's subsidiary, Sierra Hospitality Services, Inc., entered into a management contract with Little Rock Legacy Hotel LLC to provide management services for the Legacy Hotel located in Little Rock, Arkansas. The hotel is a 116-room, full-service hotel. Under the terms of a previous Interim Management Agreement, Sierra Hospitality Services, Inc., began management of the hotel on July 27, 1997. Approximately $7,000 was earned as of September 30, 1997.

The Company's Sierra Hospitality Services, Inc., subsidiary continues to manage the Barrington Hotel and Brighton Place Motel, both located in Branson, Missouri. Approximately $6,567 was earned during the third quarter of 1997.

The hospitality subsidiary is also in the process of negotiating additional management contracts.

The Company has entered into negotiations to acquire the Barrington Hotel in Branson, Missouri, from its current owner, and is further negotiating for the acquisition of a hotel site near Denver, Colorado.

Further, the Company remains under contract to acquire the University Inn in Laramie, Wyoming, and is in the process of finalizing its due diligence with respect to that acquisition.

On September 1, 1997, J. Royce Renfrow resigned as Secretary and Director of the Corporation. He has been replaced as Secretary by Darel A. Tiegs. Stephen M. Thompson resigned as Director of the Corporation. These resignations were accepted by the Board of Directors at regular meetings of the Board.

The Company's construction subsidiary, Sierra-Rockies Development Corporation, contributed $28,439 to corporate revenue from operations during the quarter ending September 30, 1997. The construction subsidiary is a company specializing in the installation of manufactured houses.

The Company is continuing to pursue its Wandering Star Hotel & Casino project located in Cripple Creek, Colorado. The Company is in negotiations with hotel chains in order to establish a flag for its new hotel. Additionally, the Company is still in the process of redesigning its hotel structure in order to conform to flag requirements and in order to configure it to better fit upon the hotel site currently owned by the Company.

FINANCIAL CONDITION
-------------------

The Company's financial condition has worsened from the previous report in its June 30, 1997 Form 10-QSB.

The Company has defaulted upon certain notes held by Michael Chaussee secured by its Wandering Star project located in Cripple Creek, Colorado. The foreclosure sale upon the property was held on October 8, 1997, and the Company has a statutory right to redeem the property on or before December 22, 1997. Management is making efforts to secure funding which will enable it to redeem said real estate.

Management determined not to exercise its redemption rights with respect to a certain foreclosure upon other property previously owned by the Company and secured by deeds of trust in its favor, although a technical right to do so existed, as previously reported in the Company's second quarter report.
Management decided it was not in the best interest of the Company and its shareholders to expend monies with regard to the re-acquisition of this real estate previously sold by the Company.

RESULT OF OPERATIONS:
---------------------

The Company incurred net (losses)/profits of $(230,637), and $(638,046) for the three months ended September 30, 1997 and 1996, respectively.


PART II - OTHER INFORMATION
---------------------------

Item 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibits

                  27  Financial Data Schedule.

         (b)  Reports on Form 8-K

                  -  None

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




                           SIERRA-ROCKIES CORPORATION
                           --------------------------
                                  (Registrant)




DATE: ___________________________          BY:    /s/ Kenneth M. Cahill
                                                  -------------------------
                                                  KENNETH M. CAHILL, PRESIDENT



DATE: ___________________________          BY:    /s/ Darel A. Tiegs
                                                  ------------------
                                                  DAREL A. TIEGS, SECRETARY


DATE: ___________________________          BY:    /s/ James A. Humpal
                                                  -------------------------
                                                  JAMES A. HUMPAL,
                                                  V. PRESIDENT/TREASURER
                                                  Principal Financial Officer