Form 10-K
ALPHA  NUTRACEUTICALS INC
filed 2004-03-31
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-K

ANNUAL REPORT
pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

000-19644
(Commission file number)



ALPHA NUTRACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

California

(State of incorporation)

33-0300193

(IRS Employer Identification No.)


1229 Third Avenue
Chula Vista, California 91911

(Address of principal executive
offices)

(619) 427-3077
(Registrant's telephone number)



Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share



Indicate by check mark whether Alpha Nutraceuticals, Inc. (ANUI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    ?  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of ANUI's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ?

Indicate by check mark whether ANUI is an accelerated filer (as defined in
Rule 12b-2 of the Act)       ?  Yes    ?  No

The aggregate market value of ANUI's common stock held by non-affiliates of ANUI as of the last business day of ANUI's most recently completed second fiscal quarter (June 30, 2003) was approximately $17,383 (based on the closing bid price of $0.001 reported by the OTC Pinksheets on June 30, 2004). For this purpose, ANUI was assumed not to have any affiliates.

As of March 29, 2004, 4,113,049 shares of ANUI's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 11 and 12) of this Form 10-K incorporates by reference portions of Forms 3, 4, and SC-13D filed by the Officers and Directors of ANUI.

Table of Contents


Special Note - Forward Looking Statements       3

Part I

Item 1.  Business                                                      4

Item 2.  Properties                                                  11

Item 3.  Legal Proceedings                                  12

Item 4.  Submission of Matters to a Vote of Security Holders     12

Part II

Item 5.  Market for Our Common Equity and Related Stockholder Matters  12

Item 6.  Selected Financial Data       13

Item 7.  Managements Discussion and Analysis of Financial Condition
         And Results of Operations      14

Item 8.  Financial Statements and Supplementary Data   20

Item 9.  Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure     31

PART III

Item 10.  Directors and Executive Officers     31

Item 11.  Executive Compensation               32

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters       33

Item 13.  Certain Relationships and Related Transactions   34

Item 14.  Principal Accountant Fees and Services     34

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8K                                34

SIGNATURES


SPECIAL NOTE-FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as "may," "will," "should," "could," "would," "expects," "plans," "believes," "anticipates," "intends," "estimates," "approximates," "predicts," or "projects," or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

future financial and operating results, including projections of revenues, income, earnings per share, profit margins, expenditures, liquidity and other financial items;

inventories and facilities;

sources and availability of raw materials;

personnel;

overall industry and market performance;

competition;

current and future economic and political conditions;

product development;

growth and acquisition strategies;

the outcome of regulatory and litigation matters;

customers;

management's goals and plans for future operations; and

other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under
Item 7 and elsewhere in this report, as well as in other reports and documents we file with the SEC.


PART I

Item 1.  DESCRIPTION OF BUSINESS

Alpha Nutraceuticals, Inc., a California corporation ("Alpha" or the "Company" or "we"), through its subsidiary, Let's Talk Health, Inc., also a California corporation ("LTH"), sells vitamins and nutritional supplements as well as other health related products. The Company entered into this business on January 1, 2004 as part of a Plan of Reorganization approved by the United States Bankruptcy Court for the Southern District of California. The period covered by this report ended on December 31, 2003, the day before the Company acquired its current business, however certain information contained in this report refers to the current business of the Company.

       (a)  Prior Business Development.

	Alpha Nutraceuticals, Inc., a California corporation, was organized in 1988, under the name, "TJB Enterprises, Inc." as a blind pool/blank check company formed for the purposes of seeking a merger with a private, operating company. On September 24, 1991, TJB Enterprises, Inc. consummated an
Agreement and Plan of Reorganization whereby it acquired 100% of the outstanding stock of Gallery Rodeo of Beverly Hills, Inc., a California corporation, Gallery Rodeo of Lake Arrowhead, Inc., a California corporation, and Gallery Rodeo of Taos, Inc., a New Mexico corporation. Concurrent with this transaction, the Company changed its name to "Gallery Rodeo International, Inc." The Company operated as a fine art retailer and publisher between 1991 and 1996, although it also acquired hotel and gaming properties. Effective May 9, 1996 the Company sold its art subsidiaries in order to concentrate on hotel, gaming and related businesses and on September 20, 1996 the Company's name was changed to "Sierra-Rockies Corporation."

	The Company subsequently lost its real estate holdings and in May 1998 it filed a Voluntary Petition for a Chapter 11 Proceeding under the United States Bankruptcy Code in the United States Bankruptcy Court, Central
District of California.   The Company was unable to complete a Plan of
Reorganization and eventually withdrew its Petition. The Company once again filed a Voluntary Petition for a Chapter 11 Proceeding in 2001, and once again withdrew the Petition after failing to complete a Plan of Reorganization. On January 2, 2003 the Company filed its third Voluntary Petition and on November 6, 2004 its Plan of Reorganization was approved by the Honorable James Meyer, Judge, United States Bankruptcy Court, Southern District of California.

The approved Plan of Reorganization provided that:

The non-controlling shareholders of the Company who held shares prior to the reorganization would receive one new unit for every 100 old shares that they previously held. Each unit consists of one common share, one "A" warrant to purchase one common share at an exercise price $2.50, and one "B" warrant to purchase one common share at an exercise price of $10.00. The "A" warrant will expire if unexercised on December 31, 2004, and the "B" warrant will expire if unexercised on December 31, 2005. The total number of units issued to these former shareholders was 117,029 units.

The creditors of the Company were issued 570,001 units (a unit is defined above) in exchange for all of their claims against the Company.

The grant of additional units was ordered to former management (up to 80,000 units), to the bankruptcy attorney (up to 50,000 units), and to administrative lenders (up to 300,000 units). An additional 56,802 "A" warrants and 56,802 "B" warrants were issued to former control persons.

The Company was ordered to acquire the business of LTH by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004.

	In order to better reflect its new business, on January 8, 2004 the Company's name was changed from Sierra-Rockies Corporation to Alpha Nutraceuticals, Inc.

Business of the Issuer in 2003.

	The Company had no active business from 1998 through 2003. Its only activity in 2003 was the maintenance of its voluntary bankruptcy petition and negotiations with LTH resulting in the Plan of Reorganization which was, on November 6, 2003, approved by the United States Bankruptcy Court for the Southern District of California. The business which the Company entered into on January 1, 2004, pursuant to the court approved Plan of Reorganization, is described below.


THE COMPANY'S CURRENT BUSINESS

Alpha Nutraceuticals currently sells vitamins, nutritional supplements, and health related devices. The vitamins and supplements include both generic vitamins and special, proprietary formulations most of which were developed by Dr. Kurt Donsbach and are marketed under his name. Products are currently sold directly to consumers who order them via the mail, telephone and internet. Alpha is seeking to grow by becoming a manufacturing as well as a sales company, and to sell through multiple distribution pipelines including retail stores and the offices of health care professionals, especially chiropractors and nutritionists. This strategy will be dependent upon the Company's success in acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

THE NUTRITIONAL SUPPLEMENT INDUSTRY

Based on estimates in recent market reports, management believes that the U.S. retail market for vitamins, minerals and other supplements, including sports nutrition products and nutritionally enhanced foods and diet products, was approximately $50 billion in 2000. Of this total, supplement sales (including vitamins, herbs and minerals ("VMS Products") accounted for approximately $17 billion. The VMS Products category grew significantly during the 1990's due in part to widespread publicity surrounding the purported benefits of herbs such as echinacea, garlic, ginseng, gingko, saw palmetto and St. Johns's Wort.

As the "baby boomer" population ages and life expectancies and discretionary income increases, more emphasis is being placed on the quality of a person's health and wellness. People want to live well as they live longer. The Consumer Health Care Products Association ("CHPA") presented evidence of the strength of the Self-Care Movement in a recent survey. Among the respondents:
73% would rather treat themselves at home then see a doctor, and 96% say they are generally confident about health care decisions they make for themselves.

Statistics on the graying of America and the enormous impact of the aging baby boomers abound. This will have a disproportionate effect on health care expenditure and even more so on nutritional supplement sales, because of the popularity of those products with older people. It is estimated that the population of those 65 years and older will double to nearly 25% of the U.S. population by the year 2030. Up to 85% of elderly people have diseases that could be alleviated with nutritional interventions such as changes in dietary patterns or supplement use. Nutritional supplement use is prevalent among the elderly, ranging from 30% to more than 70%, depending on the population studied and the frequency of supplement use. A national survey just published by the National Nutritional Foods Association revealed that 65% of adults aged 50 or older say they consider nutritional supplements to be essential for people their age. In another study, 27% of household expenditures on Vitamins, Minerals and Supplements ("VMS") were by people aged over 60. Management therefore expects that over the long-term, nutritional supplement sales will grow at more than 5% per year, thus generating retail sales growth of $1 billion per year for the industry.

A related trend is the growth in use of Complementary and Alternative Medicine Services ("CAM"). A recent survey showed that 42% of Americans now routinely use CAM therapies. 80% of spending on CAM services is out-of-pocket, non-reimbursable dollars and consumers make almost twice as many visits to CAM practitioners as they do to primary care practitioners. A powerful recent trend has been the establishment of so-called Integrative Medicine practices, in which practitioners use both traditional and alternative methods. A central feature of CAM and Integrative Medicine is a search for alternatives to drug therapy and in many cases this leads practitioners to recommending and in some cases selling nutritional supplements. We believe this trend, which is driven by consumer demand will further reinforce the growth in sales of consumer health products such as nutritional supplements.

Not all product categories within nutritional supplements are of equal interest. While over 100 million Americans report taking a supplement regularly and up to 170 million say they have taken a supplement at some time in the last year, many are simply taking a multivitamin or a simple letter vitamin. While vitamin sales should not be overlooked, the real growth in the future is likely to be in products developed to address a particular health condition or to enhance performance. In 2000, when vitamin sales grew at only 1%, specialty supplements such as sports nutrition products grew at 12% and 10% respectively. Alpha Nutraceuticals is particularly focused upon specialty supplements, which require superior scientific research, but which also command the industry's most attractive margins.

Vitamins and other nutritional supplements are sold primarily through seven channels of distribution: health food stores, drug stores, supermarkets and other grocery stores, discount stores, mail order, direct sales organizations, and CAM practitioners. Mass market retailers (drug stores, grocery stores and discount stores) account for approximately 40% of sales while health food stores, mail order, direct sales organizations, and health practitioners account for approximately 60% of sales.


BUSINESS STRATEGY

The domestic nutritional supplement industry is highly fragmented with a number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. If Alpha is able to acquire a manufacturing facility and several of these small local or regional firms, the Company will then have the foundation to aggressively expand sales. The Company believes that it is well positioned to participate in the consolidation of this market. The Company will target companies which management believes are undervalued and/or where current ownership is looking to retire. The Company hopes to acquire a manufacturing facility which will not only produce our own vitamins and supplements but will manufacture private labeled products for third party distributors.

Future acquisitions could be financed by internally generated funds, institutional financing, public or private placement of our debt or equity securities, or a combination of these. There can, however, be no assurance that the Company will be able to make acquisitions on favorable terms or provide adequate financing.


PRINCIPAL PRODUCTS

The Company currently offers a total of 79 vitamin and nutritional supplement products. The best selling among these include:

Orachel. This encapsulated supplement is believed to be the only oral chelating formula proven effective in reducing plaque in the arteries and increasing blood circulation in a hospital supervised, double-blind study (Hospital Renxurdinago, Vizcaya, Spain). The results in the Orachel group showed superior decrease in LDL, increase in HDL, moderate to dramatic decrease in angina, increase in total blood flow through previously occluded vessels, recovery of myocardial function in previous ischaemic and necrotic areas, and reduction in tachycardia upon stress exercise. 180 capsules sell for $28 and cost the company $9.

Oxygen with Colloidal Silver. This liquid supplement is considered a highly efficient anti-microbial agent. Colloidal silver is made up of very fine particles of silver in perfect suspension. It disables the enzyme system of bacteria, fungi, and viruses without harming the human body. Stabilized oxygen is a patented hydrogen peroxide formula used to create better oxygen carrying capacity in hemoglobin and also fight bacteria, fungi, and viruses in the blood stream. The 32 fluid ounce bottle is sold for $14 and costs the company $4.

Prosta-Plex. This encapsulated mixture of Saw Palmetto and other herbs is used to relieve benign prostatic hypertrophy (BPH or enlarged prostate), a common condition in men over fifty. A bottle of 120 capsules is sold for $21 and costs the company $8.

Prosta-Sol. This encapsulated formula is used to reduce Prostate-Specific Antigen (PSA) levels in men with levels above 4.0. LTH currently offers, and the Reorganized Debtor expects to continue to offer, a money back guarantee that use of this product will reduce PSA levels within three months. Proposed management also plans to undertake double blind, clinical studies on this product and publish the results. A bottle of 80 capsules is sold for $75 and costs the company $40.

Agua Vitae. This liquid supplement is a complete formula of mega-vitamins, minerals, herbs, amino acids, enzymes, and plant-derived colloidal trace minerals. The 32 fluid ounce bottle is sold for $17.50 and costs the company $7.

Energizer Drink. This liquid supplement is a mixture of vitamins and minerals with L-Carnitine, a catalyst for energy production at the cellular level. The 8 fluid ounce bottle (one serving) sells for $1.60 and costs the company less than $1.

In addition, 73 other nutritional supplements are currently sold by the Company. Included among these are: Acidophilus, allergy supplements, B-12/Folic Acid, various calcium formulations, colloidal minerals, CoQ-10, DHEA, protein powders, Echinacea, various enzyme formulations, Flaxseed/MCT Oil, Ginseng, Grapeseed Extract, Ginkgo Biloba, L-Tyrosine, L-Lysine, Melatonin, food grade Hydrogen Peroxide, Pantothenic Acid, Silymarin, Vitamins A, C, and E, and Wheat Germ. Nutritional supplement sales currently account for approximately 79% of total sales.

Alpha also sells a variety of health related devices including: Water Filters and Purifiers; Infrared Heat Devices; Magnetic Pads, Bands, and Shoe Inserts; Ozone Generators; and Hyperbaric Oxygen Chambers. These sales currently account for approximately 21% of sales.


PRODUCT RISKS

Although many of the ingredients in the products which the Company distributes are vitamins, minerals, herbs and other substances which have a long history of human consumption, there can be no assurance that consumers will not have an adverse reaction to any of these products.

The Company has not conducted extensive scientific research of its products with human subjects. It is possible that use of our products may cause undesirable side effects. If one of the Company's present or future products is found to have adverse side effects, it could seriously impact our business. Management believes that it can limit the potential impact of a product liability suit by diversifying the product line. Management also intends to obtain and carry product liability insurance, although no such insurance is in place at this time. However, even with insurance coverage, if the Company were to be found liable in a product liability suit, the outcome would have a serious adverse affect on operations.


PRINCIPAL MARKETS

Products are currently sold directly to consumers throughout the United States who order them via the mail, telephone and internet. If the Company is successful in acquiring a manufacturer of nutritional supplements it will seek to enter the private label manufacturing business, making supplements for and selling them to other retailers.


MAJOR CUSTOMERS

Because the Company sells its products primarily to individual end users, no single customer accounts for a significant percentage of sales. If the Company begins manufacturing and selling supplements on a wholesale basis to competitors this situation could change.


MANUFACTURING

The Company has recently announced its intent to acquire Tempo Laboratories, Inc., a California corporation ("Tempo"), a manufacturer of vitamins and nutritional supplements. The acquisition has not yet been completed and there can be no assurance that it will be completed. If the Company is successful in completing this acquisition it will be an important first step in Alpha's growth plans. Tempo is a small manufacturer, but it has sufficient capacity to meet the Company's current needs and to support growth to 4 or 5 times Alpha's current size. If the Company is not able to complete the acquisition of Tempo management will continue its search for a manufacturer because management believes the acquisition of a manufacturing facility will be an important key to business growth and increased profitability. Until such time as Alpha can manufacture its own products, it will continue to use third party manufacturers. Management believes that there are well over one hundred
(100) manufacturers in the U.S. that could manufacture Alpha's products.


COMPETITION

The Company competes with other distributors of vitamins, minerals, herbs, and other nutritional supplements. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements and other health care products comes from many sources. These products are sold primarily through mass market retailers (drug store chains, supermarkets, and large chain discount retailers), health and natural food stores, direct sales channels (mail order, network marketing and internet distribution companies), and CAM practitioners.

Management believes competition in this industry is based on, among other things, reputation, price, delivery, product quality and safety, innovation, and customer service. Management believes Alpha competes favorably with other companies because of the reputation of its research director, Dr. Kurt Donsbach, its comprehensive approach to customer service, and its commitment to innovation and quality. Alpha's future position in the industry will likely depend on, but not be limited to, the following:

the continued acceptance of our products by our customers and consumers;

our ability to continue to develop high quality, innovative products;

our ability to attract and retain qualified personnel;

the effect of any future governmental regulations on our products and business;

the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;


the continued growth of the global nutrition industry; and


our ability to react to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the number or size of our competitors. The industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.


GOVERNMENT REGULATION

The Company's business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission
(FTC), and the Consumer Product Safety Commission. The Company will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:


product claims and advertising;


product labels;


product ingredients; and


how we package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called "Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body," which includes regulations requiring companies, their suppliers and manufacturers to meet Good Manufacturing Practices in the preparation, packaging, storage and shipment of their products. Management is committed to meeting or exceeding the standards set by the FDA.

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:


the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;


requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;


labeling requirements for dietary or nutritional supplements for which "high potency" and "antioxidant" claims are made;


notification procedures for statements on dietary and nutritional supplements; and


pre-market notification procedures for new dietary ingredients in nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, companies must provide evidence that a dietary supplement is reasonably safe. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

The Company is also subject to a variety of other regulations in the United States, including those relating to taxes, labor and employment, import and export, and intellectual property.


INTELLECTUAL PROPERTY

The Company seeks to protect its proprietary formulations by maintaining them as trade secrets. Management believes this to be more effective than patents which reveal formulations to the world while providing little protection against slight variations in those formulations. The Company maintains confidentiality agreements regarding these trade secrets with certain employees and other parties. Although the Company regards these trade secrets as important, it does not view them as essential to its success.


EMPLOYEES

As of February 29, 2004, we employed 9 full-time employees, 2 of whom held executive management positions. Of the remaining full-time employees, 4 were employed in sales and marketing, and 3 in shipping and receiving.


ITEM 2.  PROPERTIES

The Company operates from one facility in Chula Vista, California. The property consists of approximately 4,000 square feet and is owned indirectly by Dr. Kurt Donsbach, the Company's largest shareholder. The property is rented to the Company on a month to month basis for 4,050 per month. The property is adequate for the Company's current sales and distribution business.


ITEM 3.  LEGAL PROCEEDINGS

On January 2, 2003 the Company filed a Voluntary Petition for Bankruptcy under Chapter 11 of the United States Bankruptcy Code as case number 03-00039-JM. On November 6, 2004 the Company's Plan of Reorganization was approved by the Honorable James Meyers, Judge, United States Bankruptcy Court, Southern District of California. The Plan became effective on November 30, 2003 and the acquisition of LTH as required under the Plan was completed on January 1, 2004. Details of this Plan were reported on the Company's Form 8-K filed with the SEC on January 16, 2004 and are incorporated herein by reference.

Other than this Bankruptcy, there were no legal proceedings pending or threatened during 2003 or as of the date hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2003 the Honorable James Meyers, Judge, United States Bankruptcy Court, Southern District of California, approved the Company's Disclosure Statement and Plan of Reorganization for dissemination to and vote by all shareholders and creditors. Key provisions of the Plan are set forth above at Item 1. DESCRIPTION OF BUSINESS, (a)Prior Business Development, and were reported more fully on the Company's Form 8-K filed with the SEC on January 16, 2004 and incorporated herein by reference.

Both shareholders and creditors, voting separately, approved the Plan of Reorganization in a vote which concluded on October 27, 2003. On November 6, 2003 the Plan was approved in open court by Judge James Meyers. The judge's Order of Approval was signed on November 19, 2003 and became effective on November 30, 2003.


PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Over-The-Counter "Pinksheet" Market under the symbol "ANUI." During the period covered by this report the Company's trading symbol was "SIRK." Below are the high and low bid prices of our common stock as reported on the O-T-C Pinksheets for each quarter of the fiscal years ended December 31, 2003 and 2002. Readers are cautioned that since the period of this report the Company's stock began trading in its new, post reverse split, form. Thus each old share traded at the prices shown below represents 1/100 of a new share:

                                                 2003                   2002
                                           High  Low	High   Low

First Quarter                    .001   .001         .005    .002
Second Quarter              .001   .001         .002    .002
Third Quarter                   .001   .001         .002    .002
Fourth Quarter                  .04    .001         .002    .001

On March 29, 2004, the closing bid price of the Company's common stock on the O-T-C Pinksheets was $1.20.

Holders

As of March 29, 2004, there were approximately 554 holders of record of our common stock and a total of 4,113,049 shares outstanding. There were also approximately 558 holders of record of our A Warrants (exercisable at $2.50 per share) and 558 holders of record of our B Warrants (exercisable at $10 per share) and 1,170,329 A Warrants outstanding and the same number of B Warrants outstanding.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized the issuance of any securities under equity compensation plans.

Recent Sales of Unregistered Securities

Pursuant to the Plan of Reorganization ordered by the United States Bankruptcy Court, Southern District of California, on November 6, 2003, the Company converted all of its pre-petition debt, some xxx, into 570,001 units, each unit consisting of one common share, one A warrant, and one B warrant.

Also pursuant to the Plan of Reorganization and also on November 6, 2003, the Company accepted Debtor in Possession financing in the form of Notes in the amount of $150,000. In December 2003, also in accordance with the Plan of Reorganization, these Notes were converted to units. The units were identical to those described above. The conversion was at the rate of two units per $1. Thus a total of 300,000 units were issued.

Finally, the Plan of Reorganization called for issuance of 50,000 units as a success fee to the Company's bankruptcy attorney. These units were identical to those described above and were ordered issued on November 6, 2003.

All of the above described issuances of securities were ordered made under the exemption from registration requirements of the Securities Act and of state securities "blue sky" laws provided by section 1145(a)(1) and 1145
(a)(2) of the United States Bankruptcy Code.


ITEM 6.  SELECTED FINANCIAL DATA

The following table illustrates the fact that the Company has had no ongoing business operations during the past five years. Certain extraordinary expenses, not reflected below, were incurred in connection with the Company's bankruptcy; these appear in the Company's financial statements included in this report under Item 8. When you review this information, you should keep in mind that it is historical and that it reflects the results of the time before the Company acquired its current business. Our future financial condition and results of operations will vary because of our acquisition of Let's Talk Health, Inc. You should carefully review the following information together with the information on risks under Item 7 and elsewhere in this report, and our consolidated financial statements included in this report under Item 8.


Data for the Years Ended Dec. 31   2003  2002 2001 2000 1999

Net Revenue from Continuing Ops     0         0        0        0       0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no business and no operations from 1998 through December 31, 2003. The Company's only activity during that period was the filing of three voluntary bankruptcy petitions as described in Item 1 above. Thus the financial condition and results of operations of the Company during the past five years cannot be said to give a fair representation of the Company's condition as of the date of this filing.

As noted above, on January 1, 2004 the Company acquired a business (Let's Talk Health, Inc.) engaged in the development, marketing, and sales of vitamins, nutritional supplements, and health care related devices. The factors discussed below under "Risks" relate to risks involved in the conduct of that business, and not to the period covered by the audited financial statements included in this report under Item 8.

Liquidity and Capital Resources

The Company's working capital increased substantially in fiscal 2003 to as a result of Debtor in Possession financing approved by the United States Bankruptcy Court. Cash on hand increased from $66 at December 31, 2002 to $111,864 at December 31, 2003. It is important to note that none of this increase came as a result of ongoing business operations as there were no such operations in 2003. It is also important to note that approximately $53,000 of this sum was earmarked for legal fees related to the bankruptcy and other funds were earmarked for accounting and auditing fees. Thus capital available for business operations, after payment of the Company's legal and accounting expenses, will be minimal. Nevertheless, because LTH is operating profitably, management believes that the Company will have capital adequate to maintain the operations of LTH.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

Inflation

We do not believe that inflation or changing prices have had a material impact on our operations, and there have been no operations since 1998.

Recent Accounting Pronouncements

Recent accounting pronouncements are set forth in the Notes to Financial Statements prepared by the Company's auditors. None of these pronouncements have had a material impact on the Company's financial statements.


RISKS

You should carefully consider the risks described below, as well as the other information in this report, when evaluating the Company's business and future prospects. If any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.


Our operating results will vary and there is no guarantee that we will earn a profit. Fluctuations in our operating results may adversely affect the share price of our common stock.

While our net sales have improved in the past three months as a result of the acquisition of LTH, there can be no assurance that sales will continue to improve, or that we will earn a profit in any given year. We have experienced losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year due to any of numerous factors described in this report. At times, these fluctuations may be significant. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

Our sales are effected by the level of consumer demand for our products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce. A decline in consumer demand due to economic conditions could have a material adverse effect on our revenues and profit margins.

Because our sales rely in part on the reputation and skill of Dr. Kurt Donsbach, the formulator of many of our products, the inability of Dr. Donsbach to perform his role or the existence of negative publicity surrounding him may adversely affect our revenues.

Our direct consumer sales represent the vast majority of our business. These products are marketed based on the reputation and writings of Dr. Donsbach. His newsletters, radio shows, and personal appearances continue to be an important factor in sales. The inability or failure of Dr. Donsbach to fulfill his role as a spokesperson for our products, or a reduction in his exposure, or negative publicity about him may adversely affect the sales of our products. A decline in sales would negatively affect our results of operations and financial condition.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Increased competition could result in price reductions, reduced gross profit margins, or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

We may not be able to raise additional capital or obtain additional financing if needed.
Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. We do not currently have a line of credit or similar financing in place, and there can be no assurance that debt financing can be obtained if needed.
In recent years, it has been difficult for companies to raise equity capital due to a variety of factors including the overall poor performance of the stock markets and the economic slowdown in the United States and other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing shareholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Our inability to raise additional capital or to obtain additional financing if needed would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

If the outstanding Warrants are exercised, existing shareholders will be diluted.

There are currently 1,170,329 "A" warrants issued and outstanding and an additional 1,170,329 "B" warrants issued and outstanding. Each "A" warrant entitles the holder to purchase one share for $2.50 before December 31, 2004 and each "B" warrant entitles the holder to purchase one share for $10.00 before December 31, 2005. Further, the exercise prices of the warrants may be reduced by vote of the Board of Directors. If the warrants are exercised they will provide the Company with equity capital but they will also dilute the ownership position of existing shareholders. If the exercise price of the warrants is reduced, their exercise will contribute less capital to the Company but will still dilute the ownership of existing shareholders.

The failure of our suppliers to supply products in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our products, vitamins, nutritional supplements, and health care devices, from a limited number of suppliers. The loss of a major supplier could adversely affect our business operations. Although we believe that we could establish alternate sources for our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for our products, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for products using those materials. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations.

Further, there can be no assurance that suppliers will provide the products needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the manufacture of these products, we are also subject to delays caused by conditions outside of our control, including weather, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, or our business generally. This adverse publicity may include publicity about the nutritional supplements industry generally, the safety and quality of nutritional supplements or their ingredients in general, or our products or ingredients specifically. It may also include publicity regarding regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors. There can be no assurance that we will be able to avoid any adverse publicity or negative public perception in the future. Any adverse publicity or negative public perception will likely have a material adverse effect on our business, financial condition, and results of operations. Our business, financial condition, and results of operations also could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated health consequences.

We could be exposed to product liability claims or other litigation, which may be costly and could materially and adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances.

We are seeking product liability insurance coverage. However, the cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. There can be no assurance that product liability insurance will be available at an economically reasonable cost or that we will be able to obtain such insurance, or adequate insurance, at all. Additionally, it is possible that one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or stop offering those products. A substantial increase in our product liability risk or the loss of product lines could have a material adverse effect on our results of operations and financial condition.

As we expand into markets outside the United States our business will become increasingly subject to political and economic risks in those markets.

Our future growth may depend, in part, on our ability to expand into markets outside the United States. There can be no assurance that we will be able to expand our presence in markets outside the United States, enter new markets on a timely basis, or that new markets outside the United States will be profitable. There are significant regulatory and legal barriers in markets outside the United States that we must overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the United States will be subject to political, economic and social uncertainties including, among others:


changes and limits in import and export controls;


increases in custom duties and tariffs;


changes in government regulations and laws;


coordination of geographically separated locations;


changes in currency exchange rates;


economic and political instability; and


currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects.

Our products are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and in other countries. Failure to comply with FDA regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. In addition, if the FTC has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

If we are unable to attract and retain qualified management personnel, our business will suffer.

Our management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. Our inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategy and achieve our goals.

We will face additional risks if we are able to acquire or develop a manufacturing capability.

If we begin to manufacture our own vitamins and nutritional supplements we will be dependent on the uninterrupted and efficient operation of our manufacturing facility. Manufacturing operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that we would be able to obtain insurance to cover these and all other risks associated with manufacturing at a reasonable cost or, if obtained, that it will be adequate to cover any losses that we may incur from an interruption in our manufacturing operations.

We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary trade secrets and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our co-founder and chief scientific advisor and our co-founder and President collectively own a majority of our common stock, giving them influence over corporate transactions and other matters and greatly limiting the influence of other shareholders on important policy and management issues.

The two co-founders of Let's Talk Health, Inc. are now the President and Chief Scientific Officer of Alpha. Together they owned approximately 73% of our outstanding shares of common stock as of March 36, 2004. As a result, these individuals can control such business matters as the election of directors and approval of significant corporate transactions. There can be no assurance that conflicts of interest will not arise with respect to these individuals or that conflicts will be resolved in a manner favorable to the interests of our other shareholders.

Our stock price could fluctuate significantly.

Our stock price has changed radically in the past four months. This is largely the result of moving from bankruptcy to the acquisition of a viable business. In the future we expect that the trading price of our stock could be subject to fluctuations in response to:


broad market fluctuations and general economic conditions;


fluctuations in our financial results;


future offerings of our common stock or other securities or the exercise of warrants;


the general condition of the nutritional supplement industry;


increased competition;


regulatory action;


adverse publicity; and


product and other public announcements.

The stock market has historically experienced significant price and volume fluctuations. There can be no assurance that an active market in our stock will develop, and if it develops there can be no assurance that the price of our common stock will not decline.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




A
C
I
   ARMANDO C. IBARRA
   Certified Public Accountants
   A Professional Corporation



Armando C. Ibarra, C.P.A.
Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Members of the American Institute of Certified Public Accountants
1185:
Members of the Better Business Bureau since 1997



To the Board of Directors
Alpha Nutraceuticals, Inc.
(formerly, Sierra-Rockies, Corp.),


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Alpha Nutraceuticals, Inc.. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Nutraceuticals, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



__________________________________
ARMANDO C. IBARRA, CPA

March 25, 2004
Chula Vista, Ca. 91910

                     ALPHA NUTRACEUTICALS, INC.
                    (Formerly Sierra-Rockies, Corp.)
                    (A Development Stage Company)
                     Balance Sheets




       ASSETS

		   As of		As of
		   December 31,		December 31,
		   2003	                             2002



CURRENT ASSETS
	  Cash 	     $ 111,864 		    $  66


Total
Current Assets                       111,864 		       66



TOTAL ASSETS	     $ 111,864 		    $  66

































                         ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                        (A Development Stage Company)
                         Balance Sheets




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

			    As of 	               As of
			    December 31,             December 31,
			    2003	             2002



CURRENT LIABILITIES
Accounts payable	                              $93,674 	      $5,451,062

Income taxes payable		          - 	              31,343


Total Current Liabilities	                            93,674 	       5,482,405



TOTAL LIABILITIES                                    93,674 	       5,482,405

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock($0.001 par value,
50,000,000 shares authorized
1,037,049 and 173,828 shares
issued and outstanding as of
December 31,2003 and 2002,
respectively)		    1,037 	                   174

Additional paid-in capital                         5,600,249

Retained earnings(deficit)                     (5,583,096)	       (5,482,513)


Total Stockholders' Equity
 (Deficit)		    18,190 	       (5,482,339)


TOTAL LIABILITIES


& STOCKHOLDERS' EQUITY
 (DEFICIT)	                          $ 111,864                           $66








                  ALPHA NUTRACEUTICALS, INC.
                 (Formerly Sierra-Rockies, Corp.)
                 (A Development Stage Company)
                  Statements of Operations


				 March 14,1988
				  (inception)
		Year Ended	  Year Ended	  through
		December 31, 	  December 31     December 31,
		2003	   2002	   2003

REVENUES
Sales	                                    $   - 	   $  - 	   $  -


Total Revenues	           - 	      - 	      -

COST OF REVENUES              - 	      - 	      -


GROSS PROFIT	           - 	      - 	      -

OPERATING COSTS
Administrative
expenses                          100,583 	      - 	5,583,096


Total Operating
Costs	                              100,583 	      - 	5,583,096



OPERATING INCOME
 (LOSS)	(100,583)	      -                    (5,583,096)


INCOME(LOSS)BEFORE
INCOME TAXES	$(100,583)	   $  -                 $(5,583,096)

INCOME TAX
(PROVISION)BENEFIT             - 	       -   	        -


NET INCOME
(LOSS)                           $(100,583)	 $  -                 $(5,583,096)


BASIC EARNINGS
(LOSS)PER SHARE	   $(0.32)	   $ 0.00

WEIGHTED AVERAGE
NUMBER OFCOMMON
SHARES OUTSTANDING   314,979 	   173,828

	                 ALPHA NUTRACEUTICALS, INC.
                       (Formerly Sierra-Rockies, Corp.)
                       (A Development Stage Company)
                       Statement of Stockholders' Equity
                       From March 14, 1988 (inception)
                        through December 31, 2003

		                       Additional
	            Common   Common   Paid-in    Retained    Total
                          Shares        Stock         Capital    Earnings

Balance,Dec.
31, 2001          173,828     $174             $-     $(5,482,513)  $(5,482,339)


 Net income
 for the year
 ended Dec.         0	     0	0         0	 0



 Balance,Dec.
         173,828      174	0        (5482513)  (5482339)
1423:
Nov. 6,2003
Cancellation
of stock
subscription    (56,780)    (57)            57


Stock issued
for debt on
Nov. 6,2003
$9.56pershare   570,001   570      5,450,492             -       5,451,062


Stock issued
for cash on
Nov. 6,2003
$0.50pershare   300,000       300        149,700             -       150,000


Stock issued
OnNov.6,2003      50,000         50 	   -                  -             50

Net loss for
the year ended
Dec.31			       (100,583)    (100,583)


Balance
Dec.31,2003 1,037,049   $1,037  $5,600,249 $(5,583,096)  $18,190

1453:




         ALPHA NUTRACEUTICALS, INC.
        (Formerly Sierra-Rockies, Corp.)
        (A Development Stage Company)
         Statements of Cash Flows

				      March14,1988
				      (inception)
		       Year Ended	      Year Ended        through
		      December 31,   December 31    December 31,
		      2003	   2002	    2003
CASH FLOWS FROM
Operating Activities
Net income (loss)	      $(100,583)	       $-                $(5,583,096)
Increase (decrease)
in accounts payable	     (5,357,388)	        - 	   93,674

Increase (decrease)
in income taxes payable        (31,343)	        - 	        -

Net Cash Provided by
(Used in) Operating
Activities	   (5,489,314)	           -           (5,489,422)

CASH FLOWS FROM
INVESTING ACTIVITIES
Net Cash Provided by
(Used in) Investing
Activities                                           - 	          - 	         -

CASH FLOWS FROM
FINANCING ACTIVITIES
Change in common stock        863 		     1,037
Change in additional
paid-in capital	5,600,249 	                           5,600,249

Net Cash Provided by
(Used in) Financing
Activities	5,601,112 	          -               5,601,286

Net Increase
(Decrease) in Cash	   111,798 	          -                  111,864

Cash at Beginning
of Year		           66 	        66 	        -


Cash at End of Year	  $111,864 	     $66               $111,864

Supplemental  Cash
Flow Disclosures:

Cash paid during
year for interest	           $- 	         $-

Cash paid during
year for taxes	          $- 	         $-

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

General

Alpha Nutraceuticals, Inc. (formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 1229-C Third Ave. in Chula Vista, California (San
Diego County).   The Company was originally known as TJB Enterprises, Inc.
then changed to Gallery Rodeo International in 1991 and was changed to Sierra-Rockies Corporation in 1996. Its name was changed to Alpha Nutraceuticals on January 8, 2004.

On January 2, 2003 the Registrant filed a Voluntary Petition for a Chapter 11 proceeding in the United States Bankruptcy Court, Southern District of California. The Registrant had previously filed similar petitions in 1998 and 2001 but was unable to gain approval for a plan of reorganization in those filings. However on November 6, 2003 the Court approved the Plan of Reorganization proposed by the Registrant. The Plan included the following provisions:

The non-control person shareholders of the Company who held shares prior to the reorganization would receive one new unit for every 100 old shares that they previously held. Each unit consists of one common share, one "A" warrant to purchase one common share at an exercise price $2.50, and one "B" warrant to purchase one common share at an exercise price of $10.00. The "A" warrant will expire if unexercised on December 31, 2004, and the "B" warrant will expire if unexercised on December 31, 2005. The total number of units issued to these former shareholders was 117,029 units.

The creditors of the Company would receive 570,001 units (a unit is defined above) in exchange for all of their claims against the Company.

Additional units were to be granted to former management (76,000 units), to the bankruptcy attorney (50,000 units), and to administrative lenders (300,000 units). An additional 56,802 "A" warrants and 56,802 "B" warrants were to be issued to former control persons.

The Company was ordered to acquire the business of Let's Talk Health, Inc.
(LTH) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and, as provided in the Plan, Louis Paulsen, the president of LTH, and other members of the management team of LTH, took over the management of the Registrant.


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Nature of Operations

The Company, through its newly acquired, wholly owned subsidiary, Let's Talk Health, Inc., is in the business of retailing vitamins and nutritional supplements via internet, mail, and telephone orders. See "Note 5 - Subsequent Event" below.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

b.   Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

c.   Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

d.   Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective March 14, 1988 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

e.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

f. Basis of Presentation,Considerations Related to Continued Existence (going concern)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's management intends to raise additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have an effect on the Company's financial statements.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

NEW ACCOUNTING PRONOUNCEMENTS - continued:

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have an effect on the Company's financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.
The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Company's financial statements.


NOTE 3.  INCOME TAXES


As of
December 31, 2003


Deferred tax assets:

         -0-

Net operating tax
carryforwards

   $   35,204

Other

         -0-

Gross deferred tax assets

       35,204

Valuation allowance

      (35,204)


Net deferred tax assets

   $     -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 4.  SCHEDULE OF NET OPERATING LOSSES

2002  Net Operating Income

$ 0

2003  Net Operating Loss

(100,583)

Net Operating Loss

$(100,583)

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $100,583, which will expire 20 years from the date the loss was incurred. The Company will forgo all losses prior to 2003.


NOTE 5. SUBSEQUENT EVENT

On January 1, 2004, the Company entered into an asset purchase agreement. This agreement was entered into as part of a Plan of Reorganization approved by the United States Bankruptcy Court for the Southern District of California on November 6, 2003. Under the Plan the Company was ordered to acquire the business of Let's Talk Health, Inc. (LTH), paying for it by issuing 3,000,000, shares of Alpha Nutraceuticals, Inc. stock to the owners of LTH. Subsequent to execution of the purchase agreement the man who had served as President of the Company for the previous six years, Daniel Lezak, resigned and the management of LTH assumed control of the Company.

On January 8, 2004 the Company's name was changed to Alpha Nutraceuticals,
Inc.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	The Company has changed auditors. In 1997, the last year it was audited, the Company's auditors were Cordovano and Company of Denver, Colorado. The Company's new auditors are Armando C. Ibarra, P.C., of Chula Vista, California. The change was made because the Company moved from Colorado to Chula Vista, California and wished to use an accounting firm that was more geographically convenient.

	There were no disagreements with accountants on accounting and financial disclosure.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

	Our Directors and Executive Officers as of March 29, 2004 were as follows:

Name				Age		Position

Louis J. Paulsen			63		Director, President and
CEO
James L. Cartmill			44		Director and Secretary
Robert J. Bliss, C.P.A.		                              56		Director
Howard A. Gutzmer			70		Director
Colin J. Kelly			 60		Director

	Each Director will hold his position until the next annual meeting of shareholders or until his successor is duly elected and qualified. Officers serve at the direction of the Board of Directors. Mr. Paulsen devotes his full time and efforts to the operations of the Company.

	The resumes of the officers and directors of the Company are as follows:

Louis J. Paulsen
	Mr. Paulsen has 30 years of experience in the nutritional supplement industry. He is the founder and CEO of LTH. From 1995 to 1999 he was the owner and president of Nutritional Labs, Inc., a wholesale distributor of nutritional supplements, which he sold at a profit in 1999. From 1983 to 1995 he was the owner and president of Golden West Labs, Inc., a private label manufacturer of supplements. That company was highly profitable during its first three years of operation, but the facility and manufacturing equipment were destroyed by fire in 1986 and the company was under-insured. As a result, Golden West Labs filed for Bankruptcy protection under Chapter 11 in 1986. Because he had personally guaranteed financing of certain equipment lost in the fire, Mr. Paulsen also filed personally under Chapter 7. The company continued to operate, contracting for manufacturing with another concern, but was ultimately converted to Chapter 7 and the case was closed in January, 1995. From 1980 to 1983 he was part owner of Pro-Vita, Inc., a supplement sales company which he sold at a profit in 1983, and prior to that he was involved with other supplement sales companies going back to 1973. Mr. Paulsen received a B.A. degree in Business Administration from Wayne State University in 1962 and a Ph.D. in nutrition from Donsbach University in 1978.

James L. Cartmill
	Mr. Cartmill is a well known motivational speaker and is the owner of Cartmill Communications, a consulting firm offering assistance with public and governmental relations which he founded in 1997. From 1978 to 1997 he was employed with San Diego Campus Life, a youth development organization. He ended his service with that entity as its Chief Operating Officer. Mr. Cartmill was elected to the Board of the Sweetwater Union High School District, the largest secondary school district in California, in 1990, and he is now the senior member of that Board. He received his B.A. in psychology from San Diego State University in 1984.

Robert J. Bliss
	Mr. Bliss is a Certified Public Accountant. He is a sole practitioner specializing in tax matters and has maintained an independent practice in Chula Vista, California since 1987. Prior to opening his Chula Vista office Mr. Bliss was a sole practitioner in Estes Park, Colorado from 1975 to 1987. Mr. Bliss received his B.S. in accounting from Kansas State University in 1969 and was licensed as a CPA in 1974.

Howard A. Gutzmer
	Mr. Gutzmer is the founder and CEO of Unlimited Systems Corporation which does business as Konexx, Inc., a telephone /computer communications company which he founded in 1987. Prior to forming Konexx he worked as an executive at three different electronic manufacturing companies including ten years spent with General Dynamics. In 2002 Mr. Gutzmer was a member of the board of directors of Data Systems and Software, Inc., a publicly traded company. He is the holder of several patents in the telephone and computer communications field. He received his B.S. and M.S. in physics from San Diego State University in 1956 and 1957 respectively.

Colin J. Kelly
 	Since 2000 Mr. Kelly has been the owner and President of Kelly's Auto Center, Inc., a used car dealership in National City, California. From 1992 to 2000 he was half owner of Southwest Auto Brokers, Inc., which operated four auto sales locations in the greater San Diego area. Before entering the automobile business Mr. Kelly owned Airboat Adventures, a hunting and fishing charter business in Alaska, which he operated for five years. Prior to that he was a real estate developer and general contractor for 22 years, operating throughout Alaska. Mr. Kelly took courses in civil engineering and business at Illinois State University and at the University of Alaska.


ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The compensation currently paid by the Company to its Directors and Executive Officers is set forth below:

Name				Compensation		Position

Louis J. Paulsen			 $60,000		Director,
President and CEO
James L. Cartmill			 $60,000		Director,
Secretary and CFO
Robert J. Bliss, C.P.A.		                                     0		Director
Howard A. Gutzmer			       0		Director
Colin J. Kelly			        0		Director


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         Based on available information, we believe that all filings with respect to Section 16(a) are current.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following persons are known to hold 5% or more of the Company's securities. Further information on their holdings is incorporated herein by reference to their filings of Forms 3, 4, and SC-13D.

Title of  	Name and	                  Amount and      Percent
Class		Address of	                   Nature of           of Class
		Beneficial	                   Beneficial
		Owner	                  Ownership
-----------------------------------------------------------------------
Common        Kurt & Marilyn Donsbach	                 2,100,000        51.06
Stock	            1229 Third Avenue	                  shares
	            Chula Vista, CA 91911	                 joint tenant

Common         Louis Paulsen	                   900,000           21.88
Stock	            1229 Third Avenue	                    shares
	            Chula Vista, CA 91911	                    direct owner

Other than Mr. Paulsen, no officer or director of the Company is known to the Company to own, directly or indirectly, any shares or other securities in the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid no accounting or auditing fees and received no such services during the period covered by this report.


PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:


Balance Sheets as of December 31, 2003 and 2002;


Statements of Operations for the years ended December 31, 2003, 2002;


Statements of Stockholders' Equity for the years ended December
31, 2003, 2002 and since inception;


Statements of Cash Flows for the years ended December 31, 2003,
2002 and since inception; and


Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit
Number

23.1   Description:  Consent of Armando C. Ibarra,
                     P.C., Independent Auditors




31.1   Description:  Rule 13a-14(a)/15d-14(a)
                     Certification of Chief Executive Officer



31.2   Description:  Rule 13a-14(a)/15d-14(a)
                     Certification of Chief Financial Office



32     Description:  Section 1350 Certification


Filed herewith.



EXIBITS

 23.1 Consent Of Armando C. Ibarra, P.C., Independent Auditors


A
C
I
   ARMANDO C. IBARRA
            Certified Public Accountants
            A Professional Corporation


Armando C. Ibarra, C.P.A.
Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Members of the American Institute of Certified Public Accountants

Members of the Better Business Bureau since 1997




March 29, 2004


To Whom It May Concern:

The firm of Armando C. Ibarra, Certified Public Accountants, APC consents to the inclusion of our report of March 25, 2004, on the audited financial statements of Alpha Nutraceuticals, Inc. (formerly, Sierra-Rockies, Corp.), as of December 31, 2003, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.



Very truly your


____________________________
ARMANDO C. IBARRA, C.P.A.



31.1 Certification of Chief Executive Officer


EX-31.1 12 dex311.htm CERTIFICATION OF CEO
Exhibit 31.1

Certification of Chief Executive Officer
Pursuant to
Rule 13a-14(a)/15d-14(a)

I, Louis Paulsen, Chief Executive Officer of Alpha Nutraceuticals, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Alpha Nutraceuticals,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financing reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 29, 2004

/s/ LOUIS PAULSEN

Louis Paulsen,
Chief Executive Officer
31.2 Certification Of Chief Financial Officer



EX-31.2 13 dex312.htm CERTIFICATION OF CFO
Exhibit 31.2

Certification of Chief Financial Officer
Pursuant to
Rule 13a-14(a)/15d-14(a)

I, James Cartmill, Chief Financial Officer of Alpha Nutraceuticals, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Alpha Nutraceuticals,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financing reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 29, 2004

/s/ JAMES CARTMILL

James Cartmill,
Chief Financial Officer

32   Section 1350 Certification



EX-32 14 dex32.htm CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906
Exhibit 32

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Alpha Nutraceuticals, Inc., a California corporation, does hereby certify, to such officer's knowledge, that the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Alpha Nutraceuticals, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Alpha Nutraceuticals, Inc.

Date: March 29, 2004


/s/ Louis Paulsen


Louis Paulsen, Chief Executive
Officer


Date: March 29, 2004


/s/ James Cartmill


James Cartmill, Chief Financial
Officer

The foregoing certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document





(b) Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report. On January 16, 2004, we filed a Current Report on Form 8-K that included the Plan of Reorganization approved by the United States Bankruptcy Court and on March 1, 2004 we filed an amended Form 8-K including the audited financial statements of the business which we acquired, Let's Talk Health, Inc.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alpha Nutraceuticals, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004

ALPHA NUTRACEUTICALS, INC.


By:

/s/ Louis Paulsen



Louis Paulsen, Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Alpha Nutraceuticals, Inc., in the capacities and on the dates indicated.




/s/ Louis Paulsen

   Louis Paulsen

Chief Executive Officer
and
Director


March 29, 2004



/s/ James Cartmill

   James Cartmill

Chief Financial Officer
and
Director

March 29, 2004



/s/ Robert Bliss

   Robert Bliss

Director

March 29, 2004



/s/ Howard Gutzmer

   Howard Gutzmer

Director

March 29, 2004



/s/ Colin Kelly

   Colin Kelly

Director

March 29, 2004