Form 10-K/A
ALPHA  NUTRACEUTICALS INC
filed 2004-04-08
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-K

ANNUAL REPORT
pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

000-19644
(Commission file number)



ALPHA NUTRACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

California

33-0300193
(State of incorporation)

(IRS Employer Identification No.)


1229 Third Avenue
Chula Vista, California 91911

(619) 427-3077
(Address of principal executive
offices)

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




A
C
I
   ARMANDO C. IBARRA
            Certified Public Accountants
            A Professional Corporation



Armando C. Ibarra, C.P.A.
Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Members of the American Institute of Certified Public Accountants
1214:
Members of the Better Business Bureau since 1997



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
































                         ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                        (A Development Stage Company)
                         Balance Sheets



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

			    As of 	                     As of
			    December 31,                     December 31,
			    2003	                      2002


CURRENT LIABILITIES
Accounts payable	                                        $93,674 		 $5,451,062

Income taxes payable		              - 		         31,343


Total Current Liabilities	                                           93,674 		     5,482,405



TOTAL LIABILITIES		              93,674 		      5,482,405

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock($0.001 par value,
50,000,000 shares authorized
1,037,049 and 173,828 shares
issued and outstanding as of
December 31,2003 and 2002,
respectively)		                 1,037 	             	               174

Additional paid-in capital                                            5,600,249 	                  -

Retained earnings(deficit)                                          (5,583,096)	        (5,482,513)


Total Stockholders' Equity
 (Deficit)		                  18,190 	         (5,482,339)


TOTAL LIABILITIES


& STOCKHOLDERS' EQUITY
 (DEFICIT)	                                                  $ 111,864 	                   $66







              ALPHA NUTRACEUTICALS, INC.
             (Formerly Sierra-Rockies, Corp.)
             (A Development Stage Company)
              Statements of Operations


				  March 14,1988
				  inception)
		Year Ended	  Year Ended	  through
		December 31, 	  December 31     December 31,
		2003	 2002	   2003
REVENUES
Sales	                                     $   - 	      $  - 	         $  -


Total Revenues	         - 	         - 	           -

COST OF REVENUES            - 	         - 	           -


GROSS PROFIT	           - 	         - 	           -

OPERATING COSTS
Administrative
expenses                                    100,583 	           - 	              5,583,096


Total Operating
Costs	                                        100,583 	              - 	                5,583,096



OPERATING INCOME
 (LOSS)	        (100,583)	               -                             (5,583,096)


INCOME(LOSS)BEFORE
INCOME TAXES	          $(100,583)              $  -                         $(5,583,096)

INCOME TAX
(PROVISION)BENEFIT	               - 	                     -   	                        -


NET INCOME(LOSS)               $(100,583)                  $  -                      $(5,583,096)


BASIC EARNINGS
(LOSS)PER SHARE	            $ (0.32)	                $ 0.00

WEIGHTED AVERAGE
NUMBER OFCOMMON
SHARES OUTSTANDING          314,979 	                 173,828

	                 ALPHA NUTRACEUTICALS, INC.
                (Formerly Sierra-Rockies, Corp.)
                (A Development Stage Company)
                Statement of Stockholders' Equity
From March 14, 1988 (inception) through December 31, 2003

		              	             Additional
	                     Common       Common         Paid-in              Retained             Total
             	                     Shares           Stock                Capital                Earnings
Balance,Dec.
31, 2001                    173,828         $174                    $-                        $(5,482,513)       $(5,482,339)


Net income
for the year
ended Dec.
31, 2002	 -                 -                            -                               -                             -


Balance,Dec.
31, 2002                      173,828          174                       -                         (5,482,513)        (5,482,339)

Nov. 6,2003
Cancellation
of stock
subscription                (56,780)          (57)                    57 		 -             	  -


Stock issued
for debt on
Nov. 6,2003
$9.56pershare             570,001          570                  5,450,492    	    -                5,451,062


Stock issued
for cash on
Nov. 6,2003
$0.50pershare              300,000          300                    149,700 	  -                    150,000


Stock issued
OnNov.6,2003      	50,000            50 	 -	  -            	 50

Net loss for
the year ended
Dec.31,2003	    -	      -   	-                       (100,583)         (100,583)


Balance
Dec.31,2003                1,037,049           $1,037             $5,600,249         $(5,583,096)      $18,190





         ALPHA NUTRACEUTICALS, INC.
        (Formerly Sierra-Rockies, Corp.)
        (A Development Stage Company)
         Statements of Cash Flows


					 March14,1988
					 (inception)
			  Year Ended	 Year Ended       through
			  December 31,  December 31    December 31,
			  2003	 2002	2003
CASH FLOWS FROM
Operating Activities
Net income (loss)	   	$(100,583)	   $- 	       $(5,583,096)
Increase (decrease)
in accounts payable	  	(5,357,388)	     - 	               93,674

Increase (decrease)
in income taxes payable  	 (31,343)	     - 	                  -

Net Cash Provided by
(Used in) Operating
Activities	          	(5,489,314)	      - 	         (5,489,422)

CASH FLOWS FROM
INVESTING ACTIVITIES
Net Cash Provided by
(Used in) Investing
Activities		      - 	         - 	               -

CASH FLOWS FROM
FINANCING ACTIVITIES
Change in common stock	      863 	          -   	                   1,037
Change in additional
paid-in capital		    5,600,249 		              5,600,249

Net Cash Provided by
(Used in) Financing
Activities		    5,601,112 	            - 	              5,601,286

Net Increase
(Decrease) in Cash	     	      111,798 	               - 	                  111,864

Cash at Beginning
of Year		               	               66 	             66 	                       -


Cash at End of Year	   	      $111,864 	              $66 	                  $111,864

Supplemental  Cash
Flow Disclosures:

Cash paid during
year for interest	     	             $- 	                $-

Cash paid during
year for taxes	             	             $- 	                $-


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

General

Alpha Nutraceuticals, Inc. (formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 1229-C Third Ave. in Chula Vista, California (San
Diego County).   The Company was originally known as TJB Enterprises, Inc.
Its name was changed to Gallery Rodeo International in 1991 and was changed to Sierra-Rockies Corporation in 1996. Its name was changed to Alpha Nutraceuticals on January 8, 2004.

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

1666:    Basis of Presentation, Considerations Related to Continued Existence
(going concern)

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


NOTE 3.  INCOME TAXE


As of
December 31, 2003


Deferred tax assets:
         -0-
Net operating tax
carryforwards

   $35,204
Other
         -0-
Gross deferred tax assets
       35,204
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

$0

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

Title of 	Name and			Amount and      Percent
Class		Address of		Nature of       	of Class
		Beneficial		Beneficial
		Owner		Ownership
Common           Kurt & Marilyn Donsbach	2,100,000	 51.06%
Stock	              1229 Third Avenue		shares
	               Chula Vista, CA 91911	                              joint tenant

Common           Louis Paulsen		900,000	 21.88%
Stock	              1229 Third Avenue		shares
	              Chula Vista, CA 91911	        	direct owner

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


Statements of Cash Flows for the years ended December 31, 2003,
2002 and since inception; and


Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit
Number


Description



23.1

Consent of Armando C. Ibarra, P.C., Independent Auditors




31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer




31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer




32

Section 1350 Certification



Filed herewith.



EXIBITS

 23.1 Consent Of Armando C. Ibarra, P.C., Independent Auditors


A
C
I
   ARMANDO C. IBARRA
            Certified Public Accountants
            A Professional Corporation

2064:
Armando C. Ibarra, C.P.A.
Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD
Members of the American Institute of Certified Public Accountants
2069:
Members of the Better Business Bureau since 1997




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

Signature


Title


Date




/s/ Louis Paulsen

   Louis Paulsen

Chief Executive Officer
and
Director


March 29, 2004



/s/ James Cartmill

   James Cartmill

Chief Financial Officer
and
Director

March 29, 2004



/s/ Robert Bliss

   Robert Bliss

Director

March 29, 2004



/s/ Howard Gutzmer

   Howard Gutzmer

Director

March 29, 2004



/s/ Colin Kelly

   Colin Kelly

Director

March 29, 2004