Form 10-Q
period 2004-03-31
ALPHA  NUTRACEUTICALS INC
filed 2004-05-18
CIK 837852

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                    000-19644
                            (Commission file number)

                              -------------------

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

                              -------------------


                              -------------------

     Indicate by check mark whether Alpha Nutraceuticals, Inc. (ANUI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ANUI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                |_|  Yes       |X|  No

     Indicate by check mark whether Alpha Nutraceuticals, Inc. (ANUI) (1) has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
               |X|  Yes       |_|   No

     Indicate by check mark whether ANUI is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                |_|  Yes       |X|  No


     As of May 14, 2004, ANUI had 4,113,049 shares of its common stock issued and outstanding.


================================================================================

================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                        --------
SPECIAL NOTE: FORWARD-LOOKING STATEMENTS                                      1

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

               Consolidated Balance Sheets                                    2
               Consolidated Statements of Operations                          4
               Consolidated Statements of Stockholders' Equity                5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               12

Item 3. Quantitative and Qualitative Disclosures About Market Risk           14

Item 4. Controls and Procedures                                              14

PART II  OTHER INFORMATION                                                   14

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities and Use of Proceeds                            14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6.    Exhibits and Reports on Form 8-K                                  14

       SIGNATURES                                                            15

                    SPECIAL NOTE--FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as "may," "will," "should," "could," "would," "expects," "plans," "believes," "anticipates," "intends," "estimates," "approximates," "predicts," or "projects," or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

     o future financial and operating results, including projections of revenues, income, earnings per share, profit margins, expenditures, liquidity and other financial items;

     o    inventories and facilities;

     o    sources and availability of raw materials;

     o    personnel;

     o    overall industry and market performance;

     o    competition;

     o    current and future economic and political conditions;

     o    product development;

     o    growth and acquisition strategies;

     o    the outcome of regulatory and litigation matters;

     o    customers;

     o    management's goals and plans for future operations; and

     o other assumptions described in this report underlying or relating to any forward-looking statements.

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

                                                 PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                          Consolidated Balance Sheets
--------------------------------------------------------------------------------



                                     ASSETS
                                     ------
                                                 As of               As of
                                               March 31,          December 31,
                                                 2004                2003
                                            ---------------     ----------------



     CURRENT ASSETS
        Cash                               $        96,638     $        111,864
        Accounts receivable                        177,505                    -
        Accounts receivable                         87,202                    -
        Inventory                                  233,573                    -
        Prepaid expenses                             5,084                    -
        Employee advances                              285                    -
                                            ---------------     ----------------

          Total Current Assets                     600,287              111,864

     NET PROPERTY & EQUIPMENT                       20,957                    -

     OTHER ASSETS
         Note receivable                            50,280                    -
                                            ---------------     ----------------

          Total Other Assets                        50,280                    -
                                            ---------------     ----------------

                       TOTAL ASSETS        $       671,524     $        111,864
                                            ===============     ================

                        See Notes to Financial Statments

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                          Consolidated Balance Sheets
--------------------------------------------------------------------------------



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      As of            As of
                                                    March 31,      December 31,
                                                      2004             2003
                                                  -------------    -------------



CURRENT LIABILITIES
   Accounts payable                              $     450,009    $      93,674
   Sales tax payable                                     9,298                -
   Income taxes payable                                 31,233                -
   Credit line payable                                  49,505                -
   Insurance payable                                       360                -
                                                  -------------    -------------

     Total Current Liabilities                         540,405           93,674

LONG-TERM LIABILITIES
   Stockholders' loans                                 111,197                -
   Note payable - (a related party)                     24,000                -
                                                  -------------    -------------
     Total Long-Term Liabilities                       135,197                -

                                                  -------------    -------------

TOTAL LIABILITIES                                      675,602           93,674

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ($0.001 par value, 50,0000,000
    shares authorized
       4,113,000 and 1,037,049 shares issued and
        outstanding
       as of March 31, 2004 and December 31,
        2003)                                            4,113            1,037
   Paid-in Capital                                   5,666,076        5,600,249
   Retained earnings (deficit)                      (5,674,267)      (5,583,096)
                                                  -------------    -------------
     Total Stockholders' Equity (Deficit)               (4,078)          18,190


TOTAL LIABILITIES

                                                  -------------    -------------
   & STOCKHOLDERS' EQUITY (DEFICIT)              $     671,524    $     111,864
                                                  =============    =============

                        See Notes to Financial Statments

                      ALPHA NUTRACEUTICALS, INC.
                   (Formerly Sierra-Rockies, Corp.)
                Consolidated Statements of Operations
----------------------------------------------------------------------



                                           Three Months   Three Months
                                              Ended          Ended
                                            March 31,      March 31,
                                              2004           2003
                                           ------------   ------------

REVENUES
   Sales - supplements                    $    679,246   $          -
   Returns and allowances                            -              -
                                           ------------   ------------
Total Revenues                                 679,246              -

COST OF REVENUES                              (393,963)             -
                                           ------------   ------------

GROSS PROFIT                                   285,283              -

OPERATING COSTS
   Depreciation expense                          2,051              -
   Administrative expenses                     374,403              -
                                           ------------   ------------
Total Operating Costs                          376,454              -

                                           ------------   ------------
OPERATING INCOME (LOSS)                        (91,171)             -

                                           ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES         $    (91,171)  $          -

INCOME TAX (PROVISION) BENEFIT                       -              -
                                           ------------   ------------

NET INCOME (LOSS)                         $    (91,171)  $          -
                                           ============   ============

BASIC EARNINGS (LOSS) PER SHARE           $      (0.02)  $       0.00
                                           ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   4,020,605        173,828
                                           ============   ============

                        See Notes to Financial Statments


                                    ALPHA NUTRACEUTICALS, INC.
                                 (Formerly Sierra-Rockies, Corp.)
                          Consolidated Statement of Stockholders' Equity
                             For the Three Months Ended March 31, 2004

---------------------------------------------------------------------------------------------------
                                                              Additional
                                          Common    Common     Paid-in     Retained       Total
                                          Shares     Stock     Capital     Earnings

---------------------------------------------------------------------------------------------------

    Balance, December  31, 2001           173,828  $     174  $        -  $(5,482,513) $(5,482,339)

    Net income for the year ended
     December 31, 2002                                                              -            -
---------------------------------------------------------------------------------------------------
    Balance,  December 31, 2002           173,828        174           -   (5,482,513)  (5,482,339)
===================================================================================================

   November 6, 2003 cancellation of
    stock subscription                    (56,780)       (57)         57                         -

   Stock issued for cash on November 6,
    2003 @ $9.56 per share                570,001        570   5,450,492                 5,451,062

   Stock issued for cash on November 6,
    2003 @ $0.50 per share                300,000        300     149,700                   150,000

   Stock issued on November 6, 2003        50,000         50           -                        50

    Net loss for the year ended December
     31, 2003                                                                (100,583)    (100,583)
---------------------------------------------------------------------------------------------------
    Balance,  December 31, 2003         1,037,049      1,037   5,600,249   (5,583,096)      18,190
===================================================================================================

   Recapitalization (note 1)            3,000,000      3,000      27,903                    30,903

   Stock issued for services rendered on
   March 11, 2004 @ $0.50 per share        76,000         76      37,924                    38,000

    Net loss for the period ended
    March 31, 2004                                                            (91,171)     (91,171)
---------------------------------------------------------------------------------------------------
    Balance,  March 31, 2004            4,113,049  $   4,113  $5,666,076  $(5,674,267) $    (4,078)
===================================================================================================

                        See Notes to Financial Statments

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                     -------------  ------------

  CASH FLOWS FROM OPERATING ACTIVITIES
  ------------------------------------

        Net income (loss)                           $     (91,171) $          -
        Depreciation expense                                2,051             -
       (Increase) decrease in accounts receivable        (264,707)            -
       (Increase) decrease in inventory                  (233,573)            -
       (Increase) decrease in prepaid expenses             (5,084)            -
       (Increase) decrease employee advances                 (285)
        Increase (decrease) in accounts payable           356,335             -
        Increase (decrease) in sales tax payable            9,298             -
        Increase (decrease) in income taxes
         payable                                           31,233             -
        Increase (decrease) in line of credit              49,505             -
        Increase (decrease) in insurance payable              360             -
        Common stock issued for services                   38,000
                                                     -------------  ------------
       Net Cash Provided by (Used in) Operating
        Activities                                       (108,038)            -

  CASH FLOWS FROM INVESTING ACTIVITIES
  ------------------------------------

        Net sale (purchase) of fixed assets               (23,008)            -
                                                     -------------  ------------
       Net Cash Provided by (Used in) Investing
        Activities                                        (23,008)            -

  CASH FLOWS FROM FINANCING ACTIVITIES
  ------------------------------------

       Change in note receivable                          (50,280)            -
       Change in stockholder loan payable                 111,197             -
       Change in notes payable                             24,000             -
       Change in comon stock                                3,000
       Change in additional paid-in capital                27,903
                                                     -------------  ------------
       Net Cash Provided by (Used in) Financing
        Activities                                        115,820             -

                                                     -------------  ------------

      Net Increase (Decrease) in Cash                     (15,226)            -

      Cash at Beginning of Period                         111,864            66
                                                     -------------  ------------

      Cash at End of Period                         $      96,638  $         66
                                                     =============  ============

      Supplemental  Cash Flow Disclosures:

      Cash paid during period for interest          $           -  $          -
                                                     =============  ============
      Cash paid during period for taxes             $           -  $          -
                                                     =============  ============

                        See Notes to Financial Statments

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

General
-------

Alpha Nutraceuticals, Inc. (formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 1229-C Third Ave. in Chula Vista, California (San Diego County). Alpha Nutraceuticals, Inc. through its subsidiary, Let's Talk Health, Inc., also a California Corporation (LTH), sells vitamins and nutritional supplements as well as other health related products. The Company entered into this business on January 1, 2004 as part of a Plan of Reorganization approval by the United States Bankruptcy Court for the Southern District of California.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method
     -----------------

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

b.   Basis of Consolidation
     ----------------------

The consolidated financial statements of Alpha Nutraceuticals, Inc. include those accounts of Let's Talk Health, Inc. Alpha Nutraceutical, Inc. owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

c.   Cash Equivalents
     ----------------

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d.   Accounts Receivable
     -------------------

The Company considers accounts receivable to be fully collectible; accordingly, no allowances for doubtful accounts are required. If amounts become uncollectable, they will be charged to operations when that determination is made.

e.   Inventory
     ---------

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory.

f.   Property and Equipment
     ----------------------

Property, equipment and leasehold improvements are stated at costs less accumulated depreciation or amortization. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amount are capitalized, and any replaced or disposed units are written off.

g.   Estimates
     ---------

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

h.   Revenue Recognition and Deferred Revenue
     ----------------------------------------

Let's Talk Health, Inc. revenue consists of the sale of nutritional supplements via internet and telephone orders. Revenue is recognized when a sale is made.

i.   Related Party Transactions
     --------------------------

The majority of the Company's accounts receivable are from Hospital Santa Monica, a related and controlled US corporation. The Company's note receivable is also from Hospital Santa Monica.

Long-term note payable represents a note to a related party. This note was established on September 2002 with a related party. As of March 31, 2004 the note was classified as a non-interest bearing note.

The note payable to shareholders consists of unsecured advances made to the Company for working capital purposes. The advances were made under a promissory note agreement that allows the Company to borrow from certain shareholders. As of March 31, 2004 the note was classified as a non-interest bearing note.

The Company paid a salary to a shareholder of the Company in the amount of $5,000.

The Company rents office space from a shareholder under a month-to-month verbal agreement. Rent expense for the first quarter of 2004 was $12,512.

j.   Basic Earnings per Share
     ------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

k.   Line of Credit
     --------------

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit. There are no restrictions on the use of this line of credit. There is an outstanding balance of $49,505 as of March 31, 2004.

l.   Income Taxes
     ------------

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

NEW ACCOUNTING PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have an effect on the Company's consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have an effect on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have an effect on the Company's consolidated financial statements.

NOTE 3. INVENTORY

Inventory at March 31, 2004 is summarized as follows:


                                                        March 31,
                                                          2004
                                              -----------------------------

    Vitamins & nutritional supplements         $            233,573
                                                 --------------------------

    Total inventory                            $            233,573
                                                 ==========================

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory. Inventory is primarily vitamins and nutritional supplements purchased from outside manufacturers then shipped to the retailer for sale.


NOTE 4. PROPERTY & EQUIPMENT

Property and equipment is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                                                           March 31,
                                                             2004
                                                      --------------------

           Equipment                                      $        38,830
           Furniture                                                2,682
           Leasehold Improvements                                  10,662
                                                      --------------------
                                                          $       52,174
           Less Accumulated Depreciation                         (31,217)
                                                      --------------------
           Net Property and Equipment                     $        20,957
                                                      ====================

Depreciation expense for the three months ended March 31, 2004 was $2,051.


NOTE 5. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At March 31, 2004 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                                    March 31, 2004
                                               --------------------------

     Beg. Retained Earnings                        $        (5,583,096)
     Net Income (Loss) for the three months
     ended of 3/31/04                                          (91,171)
                                               --------------------------
     Ending Retained Earnings                      $        (5,674,267)

     Gross income tax benefit                      $         1,929,251
     Valuation allowance                                    (1,929,251)
                                               --------------------------
     Net income tax benefit                        $                -
                                               ==========================

The net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly effect the Companies deferred tax asset.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.


NOTE 6. LONG-TERM DEBT

                               Interest     Balance as of       Maturity
                                 Rate       March 31, 2004        Date
                              ----------   ----------------   -----------

   Loan payable - D Whitney        0           $ 24,000          8/2005

Outstanding loan payable is to a related party and is a non-interest bearing note.


NOTE 7.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On November 6, 2003 the Company issued 570,001 shares of common stock for relief of debt valued at $9.56 per share.

On November 6, 2003 the Company issued 300,000 shares of common stock for cash valued at $0.50 per share.

On November 6, 2003 the Company issued 50,000 shares of common stock for cash valued at $0.001 per share.

On  January  1,  2004  the  Company  issued   3,000,000  share  of  stock  in  a
recapitalization of the Company.

On March 11, 2004 the Company issued 76,000 shares of common stock for services valued at $0.50 a share.

As of March 31, 2004 the Company had 4,113,049 shares of common stock issued and outstanding.


NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2004.

(A) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 4,113,000 shares issued and outstanding as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended March 31, 2004. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Reports of Form 8-K and 8-K-A submitted during the first quarter of 2004. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on our accounting policies will be found in the notes to our financial statements contained in this Form 10-Q and in our most recent 8-K-A. There have been no significant changes to these policies during the three months ended March 31, 2004.

Recent Developments

On May 14, 2004 we acquired a manufacturing facility which we expect to use both to manufacture some of the products which we sell on a retail basis as well as to manufacture "private label" products for other retailers. Additionally, we continue to evaluate expansion opportunities that could increase product lines and/or customers or increase our manufacturing capabilities.

Results of Operations--Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Sales

                                   Three Months Ended March 31,
                ----------------------------------------------------------------
                             2004                                2003
                -------------------------------  -------------------------------

Total Sales    $                        679,246 $                              0
                ===============================  ===============================

From 1997 through 2003 the company was inactive; it had no operations and thus no revenues. On January 1, 2004 we acquired Let's Talk Health, Inc., a mail order retailer of nutritional supplements and related health care products. As a result of this acquisition our sales went from zero to $679,246 in the first three months of this year. All of these sales were retail sales. Looking forward we anticipate moderate growth in retail sales coupled with some new wholesale sales based on private label contract manufacturing at our newly acquired manufacturing facility.

Cost of Revenues

Cost of Revenues including costs of goods sold and selling expenses were $393,963 (58% of sales) in the three months ended March 31, 2004. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility.

General and Administrative Expenses

General and administrative expenses were $376,454 (55.4% of sales) in the three months ended March 31, 2004, however, approximately $72,000 included in these expenses were non-recurring costs associated with the company's voluntary bankruptcy filed under Chapter 11 in 2003. Looking forward we anticipate general and administrative expenses to increase modestly due to our expansion into the manufacturing sector, however we also expect that these increased costs will be offset by new, private label manufacturing sales.

Net Loss from Operations

                                   Three Months Ended March 31,
                ----------------------------------------------------------------
                             2004                                2003
                -------------------------------  -------------------------------

Total Sales    $                         91,171 $                              0
                ===============================  ===============================


The company's loss of $91,171 was largely due to non-recurring costs associated with its voluntary bankruptcy filed under Chapter 11 in 2003. The company's plan of reorganization was approved by the U.S. Bankruptcy Court, Southern District of California, in November, 2003, but certain costs associated with that bankruptcy were only approved and ordered paid by the Court on March 5, 2004. These costs accounted for approximately $72,000 or approximately 79% of the total loss. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility. This, combined with growth of sales, is expected to result in profitable operations in the future.

Liquidity and Capital Resources

Our working capital decreased in the three months ended March 31, 2004 to $96,638 versus $111,865 at December 31, 2003. Cash and cash equivalents decreased by $15,227 primarily as a result of costs associated with the company's voluntary petition for bankruptcy filed On January 2, 2003.

Capital expenditures for the three months ended March 31, 2004 were $23,008. These expenditures were primarily for the continuing investment in our equipment used in printing and mailing our catalogues and newsletters which are the primary means of generating sales of our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

Contractual Obligations

The company has no known contractual obligations or commercial commitments extending out more than 30 days.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2003. As of March 31, 2004, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

Risks

You should carefully consider the risks described under Item 7 of our 2003 Annual Report, as well as the other information in our 2003 Annual Report, in this report, and in the Form 8-K and Form 8-K-A filed during the first quarter of 2004 when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not currently exposed to any significant market risk of potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do expect that in the near future we will begin selling supplements overseas, particularly in Europe. If European sales develop as expected, we would be subject to risks associated with foreign exchange rates, and we may explore the possibilities for entering into financial instruments to try to manage and reduce the impact of changes in foreign currency exchange rates. We do not expect to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit index shows those exhibits filed with this report and those incorporated by reference.

                                  EXHIBIT INDEX

 Exhibit             Description                 Incorporated By Reference To
 Number

2.1       Plan of Reorganization, dated as     Exhibit 2.1 of ANUI's Report on
           of November 6, 2003.                 Form 8-K filed with the
                                                commission on January 16, 2004.

2.2       Asset Purchase Agreement by and      Exhibit 2.2 of ANUI's Report on
           between the registrant and the       Form 8-K filed with the
           shareholders of Let's Talk           commission on January 16, 2004.
           Health, Inc., a California
           corporation.

3(i)      Restated Certificate of              Exhibit 2.3 of ANUI's Report on
           Incorporation of Alpha               Form 8-K filed with the
           Nutraceuticals, Inc., filed with     commission on January 16, 2004.
           the California Secretary of State
           on January 8, 2004

3(ii)     By-laws of Alpha Nutraceuticals,     Exhibit 3(ii) of ANUI's Amendment
           Inc No. 2 to the Registration Statement on Form 10 filed with the commission on April 6, 1992.

31.1      Rule 13a-14(a)/15d-14(a)             Filed herewith
           Certification of Chief Executive
           Officer

31.2      Rule 13a-14(a)/15d-14(a)             Filed herewith
           Certification of Chief Financial
           Officer

32        Section 1350 Certification           Filed herewith


(b) Reports on Form 8-K

On January 16, 2004, we filed a Report on Form 8-K with the SEC announcing that the company had completed the acquisition of Let's Talk Health, Inc., a California corporation, as ordered by the U.S. Bankruptcy Court for the Southern District of California as part of the our Chapter 11 bankruptcy reorganization. On March 1, 2004 we filed an amendment to our Report of Form 8-K (Form 8-K/A) providing audited financial statements for the years ended December 31, 2002 and 2003 for Let's Talk Health, Inc. This report and its amendment was the only report on Form 8-K that we filed during the quarterly period ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alpha Nutraceuticals, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2004
                                         ALPHA NUTRACEUTICALS, INC.

                                         By:  /s/  James Cartmill
                                         ---------------------------------------
                                         James Cartmill, Chief Financial Officer

Mr. Cartmill is the principal financial officer of Alpha Nutraceuticals, Inc. and has been duly authorized to sign on its behalf.