Form 10QSB
period 2004-06-30
ALPHA  NUTRACEUTICALS INC
filed 2004-08-16
CIK 837852

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether Alpha Nutraceuticals, Inc. (ANUI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ANUI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether Alpha Nutraceuticals, Inc. (ANUI) (1) has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

     Indicate by check mark whether ANUI is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

     As of August 12, 2004, ANUI had 4,113,049 shares of its common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
SPECIAL NOTE: FORWARD-LOOKING STATEMENTS                                     1

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                 2

     Consolidated Balance Sheets                                             2
     Consolidated Statements of Operations                                   4
     Consolidated Statements of Stockholders' Equity                         5
     Consolidated Statements of Cash Flows                                   6
     Notes to Consolidated Financial Statements                              7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          16

Item 4. Controls and Procedures                                             16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 2. Changes in Securities and Use of Proceeds                           17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                  19

                    SPECIAL NOTE--FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as "may," "will," "should," "could," "would," "expects," "plans," "believes," "anticipates," "intends," "estimates," "approximates," "predicts," or "projects," or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

     * future financial and operating results, including projections of revenues, income, earnings per share, profit margins, expenditures, liquidity and other financial items;

     *    inventories and facilities;

     *    sources and availability of raw materials;

     *    personnel;

     *    overall industry and market performance;

     *    competition;

     *    current and future economic and political conditions;

     *    product development;

     *    growth and acquisition strategies;

     *    the outcome of regulatory and litigation matters;

     *    customers;

     *    management's goals and plans for future operations; and

     * other assumptions described in this report underlying or relating to any forward-looking statements.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ALPHA NUTRACEUTICALS, INC.
                 (Formerly Sierra-Rockies, Corp.)
                    Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                    As of             As of
                                                   June 30,         December 31,
                                                     2004              2003
                                                   --------          --------
CURRENT ASSETS
   Cash                                            $ 50,080          $111,864
   Accounts receivable                              323,721                --
   Accounts receivable (a related party)             85,295                --
   Inventory                                        256,490                --
   Employee advances                                  1,685                --
                                                   --------          --------

      Total Current Assets                          717,271           111,864

NET PROPERTY & EQUIPMENT                            139,120                --

OTHER ASSETS
   Note receivable                                   50,861                --
   Deposits                                           5,940                --
                                                   --------          --------

      Total Other Assets                             56,801                --
                                                   --------          --------

         TOTAL ASSETS                              $913,192          $111,864
                                                   ========          ========

                       See Notes to Financial Statements

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             As of                 As of
                                                                            June 30,            December 31,
                                                                              2004                  2003
                                                                          -----------           -----------
CURRENT LIABILITIES
   Accounts payable                                                       $   546,170           $    93,674
   Sales tax payable                                                            1,887                    --
   Income taxes payable                                                        31,233                    --
   Credit line payable                                                         48,050                    --
                                                                          -----------           -----------
      Total Current Liabilities                                               627,340                93,674

LONG-TERM LIABILITIES
   Stockholders' loan payable                                                 268,898                    --
   Note payable (a related party)                                              18,000                    --
                                                                          -----------           -----------
      Total Long-Term Liabilities                                             286,898                    --
                                                                          -----------           -----------

TOTAL LIABILITIES                                                             914,238                93,674

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ($0.001 par value, 50,0000,000 shares authorized
       4,113,049 and 1,037,049 shares issued and outstanding
       as of June 30, 2004 and December 31, 2003, respectively)                 4,113                 1,037
   Additional paid-in Capital                                               5,666,076             5,600,249
   Retained earnings (deficit)                                             (5,671,235)           (5,583,096)
                                                                          -----------           -----------
     Total Stockholders' Equity (Deficit)                                      (1,046)               18,190
                                                                          -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $   913,192           $   111,864
                                                                          ===========           ===========

                       See Notes to Financial Statements

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                       Six Months        Six Months      Three Months      Three Months
                                         Ended             Ended            Ended             Ended
                                        June 30,          June 30,         June 30,          June 30,
                                          2004              2003            2004              2003
                                       -----------       ----------      -----------       -----------
REVENUES
   Sales - supplements                 $ 1,393,954       $       --      $   714,708       $        --
   Returns and allowances                  (36,278)              --          (36,278)               --
                                       -----------       ----------      -----------       -----------
Total Revenues                           1,357,676               --          678,430                --

COST OF REVENUES                          (821,453)              --         (427,490)               --
                                       -----------       ----------      -----------       -----------
GROSS PROFIT                               536,223               --          250,940                --

OPERATING EXPENSES
   Depreciation expense                      4,103               --            2,052                --
   Administrative expenses                 619,679               --          245,276                --
                                       -----------       ----------      -----------       -----------
Total Operating Expenses                   623,782               --          247,328                --
                                       -----------       ----------      -----------       -----------

OPERATING INCOME (LOSS)                    (87,559)              --            3,612                --

OTHER INCOME & (EXPENSES)
   Interest expense                           (580)              --             (580)               --
                                       -----------       ----------      -----------       -----------
Total Other Income & (Expenses)               (580)              --             (580)               --
                                       -----------       ----------      -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES      $   (88,139)      $       --      $     3,032       $        --

INCOME TAX (PROVISION) BENEFIT                  --               --               --                --
                                       -----------       ----------      -----------       -----------

NET INCOME (LOSS)                      $   (88,139)      $       --      $     3,032       $        --
                                       ===========       ==========      ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE        $     (0.02)      $     0.00      $      0.00       $      0.00
                                       ===========       ==========      ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               4,067,335          173,828        4,113,049           173,828
                                       ===========       ==========      ===========       ===========

                       See Notes to Financial Statements

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
            Consolidated Statement of Stockholders' Equity (Deficit)
                  From December 31, 2001 through June 30, 2004
--------------------------------------------------------------------------------

                                                                        Additional       Retained
                                             Common        Common        Paid-in         Earnings
                                             Shares        Stock         Capital         (Deficit)           Total
                                             ------        -----         -------         ---------           -----
Balance, December  31, 2001                   173,828     $   174       $       --      $(5,482,513)      $(5,482,339)

Net income for the year ended
December 31, 2002                                                                                --                --
                                           ----------     -------       ----------      -----------       -----------
Balance,  December 31, 2002                   173,828         174               --       (5,482,513)       (5,482,339)
                                           ==========     =======       ==========      ===========       ===========

November 6, 2003 cancellation of
stock subscription                            (56,780)        (57)              57                                 --

Stock issued for debt relief on
November 6, 2003 @ $9.56 per share            570,001         570        5,450,492                          5,451,062

Stock issued for cash on November 6,
2003 @ $0.50 per share                        300,000         300          149,700                            150,000

Stock issued on November 6, 2003               50,000          50               --                                 50

Net loss for the year ended
December 31, 2003                                                                          (100,583)         (100,583)
                                           ----------     -------       ----------      -----------       -----------
Balance,  December 31, 2003                 1,037,049       1,037        5,600,249       (5,583,096)           18,190
                                           ==========     =======       ==========      ===========       ===========

Recapitalization (note 1)                   3,000,000       3,000           27,903                             30,903

Stock issued for services rendered on
March 11, 2004 @ $0.50 per share               76,000          76           37,924                             38,000

Net loss for the six months ended
June 30, 2004                                                                               (88,139)          (88,139)
                                           ----------     -------       ----------      -----------       -----------
Balance, June 30, 2004                      4,113,049     $ 4,113       $5,666,076      $(5,671,235)      $    (1,046)
                                           ==========     =======       ==========      ===========       ===========

                       See Notes to Financial Statements

                           ALPHA NUTRACEUTICALS, INC.
                        (Formerly Sierra-Rockies, Corp.)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                             Six Months    Six Months   Three Months   Three Months
                                                               Ended         Ended         Ended          Ended
                                                              June 30,      June 30,      June 30,       June 30,
                                                                2004          2003         2004           2003
                                                              ---------     ---------    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (88,139)    $      --    $   3,032      $      --
  Depreciation expense                                            4,103            --        2,052             --
  (Increase) decrease in accounts receivable                   (409,016)           --     (144,309)            --
  (Increase) decrease in inventory                             (256,490)           --      (22,917)            --
  (Increase) decrease in prepaid expenses                            --            --        5,084             --
  (Increase) decrease employee advances                          (1,685)           --       (1,400)            --
  (Increase) decrease in depositis                               (5,940)           --       (5,940)            --
  Increase (decrease) in accounts payable                       452,496            --       96,161             --
  Increase (decrease) in sales tax payable                        1,887            --       (7,411)            --
  Increase (decrease) in income taxes payable                    31,233            --           --             --
  Increase (decrease) in line of credit                          48,050            --       (1,455)            --
  Increase (decrease) in insurance payable                           --            --         (360)            --
  Common stock issued for services                               38,000            --           --             --
                                                              ---------     ---------    ---------      ---------
     Net Cash Provided by (Used in) Operating Activities       (185,501)           --      (77,463)            --

CASH FLOWS FROM INVESTING ACTIVITIES
  Net sale (purchase) of fixed assets                          (143,223)           --     (120,215)            --
                                                              ---------     ---------    ---------      ---------
     Net Cash Provided by (Used in) Investing Activities       (143,223)           --     (120,215)            --

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in note receivable                                     (50,861)           --         (581)            --
  Change in stockholders' loan payable                          268,898            --      157,701             --
  Change in note payable                                         18,000            --       (6,000)            --
  Change in common stock                                          3,000            --           --             --
  Change in additional paid-in capital                           27,903            --           --             --
                                                              ---------     ---------    ---------      ---------

     Net Cash Provided by (Used in) Financing Activities        266,940            --      151,120             --
                                                              ---------     ---------    ---------      ---------

Net Increase (Decrease) in Cash                                 (61,784)           --      (46,558)            --

Cash at Beginning of Period                                     111,864            66       96,638             66
                                                              ---------     ---------    ---------      ---------

Cash at End of Period                                         $  50,080     $      66    $  50,080      $      66
                                                              =========     =========    =========      =========

Supplemental  Cash Flow Disclosures:
  Cash paid during period for interest                        $     580     $      --    $     580      $      --
                                                              =========     =========    =========      =========
  Cash paid during period for taxes                           $      --     $      --    $      --      $      --
                                                              =========     =========    =========      =========

Schedule of Non-Cash Activities:
  Common stock received for services                          $  38,000     $      --    $      --      $      --
                                                              =========     =========    =========      =========

                       See Notes to Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL

Alpha Nutraceuticals, Inc. (Formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 1229-C Third Ave. in Chula Vista, California (San Diego County). Alpha Nutraceuticals, Inc. through its subsidiary, Let's Talk Health, Inc., also a California Corporation (LTH) and Avidia Nutrition (a wholly owned subsidiary), sells vitamins and nutritional supplements as well as other health related products. The Company entered into this business on January 1, 2004 as part of a Plan of Reorganization approval by the United States Bankruptcy Court for the Southern District of California.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ACCOUNTING METHOD

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

B. BASIS OF CONSOLIDATION

The consolidated financial statements of Alpha Nutraceuticals, Inc. include those accounts of Let's Talk Health, Inc. and Avidia Nutrition (a wholly owned subsidiary). Alpha Nutraceutical, Inc. owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

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

H. REVENUE RECOGNITION AND DEFERRED REVENUE

Let's Talk Health, Inc. revenue consists of the sale of nutritional supplements via internet and telephone orders. Revenue is recognized when a sale is made. Avidia Nutrition. revenue consists of the retail and wholesale of nutritional supplements. Revenue is recognized when a sale is made.

I. RELATED PARTY TRANSACTIONS

The majority of the Company's accounts receivable are from Hospital Santa Monica, a related and controlled US corporation. The Company's note receivable is also from Hospital Santa Monica.

Long-term note payable represents a note to a related party. This note was established on September 2002 with a related party. As of June 30, 2004 the note was classified as a non-interest bearing note.

The note payable to stockholders' consists of unsecured advances made to the Company for working capital purposes. The advances were made under a promissory note agreement that allows the Company to borrow from certain shareholders. As of June 30, 2004 the note was classified as a non-interest bearing note.

The Company paid a salary to a stockholder of the Company in the amount of $5,000.

The Company rents office space from a stockholder under a month-to-month verbal agreement. Rent expense for the six months ended June 30, 2004 was $32,291.

J. BASIC EARNINGS PER SHARE

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

K. LINE OF CREDIT

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit. There are no restrictions on the use of this line of credit. There is an outstanding balance of $48,050 as of June 30, 2004.

L. INCOME TAXES

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

NOTE 3. INVENTORY

Inventory at June 30, 2004 is summarized as follows:

                                                                   June 30,
                                                                     2004
                                                                   --------

     Vitamins & nutritional supplements                            $256,490
                                                                   --------

      Total inventory                                              $256,490
                                                                   ========

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

                                                                      June 30,
                                                                        2004
                                                                      ---------

     Equipment                                                        $  94,053
     Furniture                                                            2,683
     Leasehold Improvements                                              85,473
                                                                      ---------
                                                                      $ 182,209
     Less Accumulated Depreciation                                      (43,089)
                                                                      ---------
     NET PROPERTY AND EQUIPMENT                                       $ 139,120
                                                                      =========

Depreciation expense for the six months ended June 30, 2004 is 4,103.

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

At June 30, 2004 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

                                                                   June 30, 2004
                                                                   -------------

     Beg. retained earnings                                         $(5,583,096)

     Net income (Loss) for the six months ended of 6/30/04              (88,139)
                                                                    -----------
     Ending retained earnings                                       $(5,671,235)

     Gross income tax benefit                                       $ 1,928,220
     Valuation allowance                                             (1,928,220)
                                                                    -----------
     Net income tax benefit                                         $        --
                                                                    ===========

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

NOTE 6. LONG-TERM DEBT

                                    Interest       Balance as of        Maturity
                                      Rate         June 30, 2004          Date
                                      ----         -------------          ----
     Note payable - D Whitney          0             $18,000             8/2005

Outstanding Note payable is to a related party and is a non-interest bearing note.

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

As of June 30, 2004 the Company has 4,113,049 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2004.

(A) Common stock, $ 0.001 par value; 50,000,000 shares authorized; 4,113,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended June 30, 2004. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Reports on Form 8-K and 8-K-A submitted in 2004. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on our accounting policies will be found in the notes to our financial statements contained in this Form 10-Q and in our most recent 8-K-A. There have been no significant changes to these policies during the three months ended June 30, 2004.

RECENT DEVELOPMENTS

In May 2004 we acquired a manufacturing facility which we expect to use both to manufacture some of the products which we sell on a retail basis as well as to manufacture "private label" products for other retailers. Additionally, we continue to evaluate expansion opportunities that could increase product lines and/or customers or increase our manufacturing capabilities.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

SALES

                           Three Months Ended June 30,
                           ---------------------------
                             2004                 2003
                             ----                 ----
     Total Sales          $ 678,430             $     0

From 1997 through 2003 the company was inactive; it had no operations and thus no revenues. On January 1, 2004 we acquired Let's Talk Health, Inc., a mail order retailer of nutritional supplements and related health care products. As a result of this acquisition our sales went from zero to $679,246 in the first three months of this year and $678,430 in the second three months of the year. Looking forward we anticipate moderate growth in retail sales coupled with some new wholesale sales based on private label contract manufacturing at our newly acquired manufacturing facility.

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $393,963 (58% of sales) in the three months ended March 31, 2004 and $427,490 (63% of sales) in the three months ended June 30, 2004. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $376,454 (55.4% of sales) in the three months ended March 31, 2004, and $247,328 (36.5% of sales) in the three months ended June 30, 2004. Approximately $72,000 included in the first quarter's expenses were non-recurring costs associated with the company's voluntary bankruptcy filed under Chapter 11 in 2003. Looking forward we anticipate general and administrative expenses to increase modestly due to our expansion into the manufacturing sector, however we also expect that these increased costs will be offset by new, private label manufacturing sales.

NET PROFIT FROM OPERATIONS

                           Three Months Ended June 30,
                           ---------------------------
                             2004                 2003
                             ----                 ----
      Net Profit          $ 3,612               $    0

 In the quarter ended June 30, 2004 the company earned $3,612 on operations or about half of one percent of sales. This followed a loss in the quarter ended
March 31, 2004 of $91,171 which was largely due to non-recurring costs associated with its voluntary bankruptcy filed under Chapter 11 in 2003. The company's plan of reorganization was approved by the U.S. Bankruptcy Court, Southern District of California, in November, 2003, but certain costs associated with that bankruptcy were only approved and ordered paid by the Court on March 5, 2004. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility. This, combined with growth of sales, is expected to result in further profitable operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital decreased in the three months ended June 30, 2004 to $50,080 versus $96,638 at March 31, 2004. Cash and cash equivalents decreased by $46,558 primarily as a result of expenditures for capital equipment.

Capital  expenditures  for the three months  ended June 30, 2004 were  $120,215.
These expenditures were primarily for investment in equipment used in manufacturing of nutritional supplements. The company believes that this investment in manufacturing will result in a reduction in cost of goods sold in the near future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

The company has no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2003. As of June 30, 2004, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION                             INCORPORATED BY REFERENCE TO
------                   -----------                             ----------------------------
2.1           Plan of Reorganization, dated as                Exhibit 2.1 of ANUI's Report on
              of November 6, 2003.                            Form 8-K filed with the commission
                                                              on January 16, 2004.

2.1(a)        Asset Purchase Agreement by and                 Exhibit 2.1 of ANUI's Report of
              between the registrant and the                  Form 8-K filed with the commission
              shareholders of Avidia Nutritional              on June 1, 2004.
              Group, Inc., a California
              corporation, dated May 29, 2004.

2.2           Asset Purchase Agreement by and                 Exhibit 2.2 of ANUI's Report on
              between the registrant and the                  Form 8-K filed with the commission
              shareholders of Let's Talk Health,              on January 16, 2004.
              Inc., a California corporation.

3(i)          Restated Certificate of                         Exhibit 2.3 of ANUI's Report on
              Incorporation of Alpha                          Form 8-K filed with the commission
              Nutraceuticals, Inc., filed with                on January 16, 2004.
              the California Secretary of State
              on January 8, 2004

3(ii)         By-laws of Alpha Nutraceuticals, Inc.           Exhibit 3(ii) of ANUI's Amendment
                                                              No. 2 to the Registration
                                                              Statement on Form 10 filed with
                                                              the commission on April 6, 1992.

31.1          Rule 13a-14(a)/15d-14(a)                        Filed herewith
              Certification of Chief Executive Officer

31.2          Rule 13a-14(a)/15d-14(a)                        Filed herewith
              Certification of Chief Financial Officer

32            Section 1350 Certification                      Filed herewith

 (b) Reports on Form 8-K

On June 1, 2004, we filed a Report on Form 8-K with the SEC announcing that the company had acquired Avidia Nutritional Group, Inc., a California corporation, which manufactures nutritional supplements. This report was the only report on Form 8-K that we filed during the quarterly period ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alpha Nutraceuticals, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004
                                      ALPHA NUTRACEUTICALS, INC.

                                      By: /s/ James Cartmill
                                         ------------------------------------
                                         James Cartmill, Chief Financial Officer


Mr. Cartmill is the principal financial officer of Alpha Nutraceuticals, Inc. and has been duly authorized to sign on its behalf.