Form 10QSB
period 2004-09-30
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRACEUTICALS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	000-19644	20-1778374
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92008
(Address of principal executive offices)

888-772-1288
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     No X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes    No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes _X_ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

92,220 common shares outstanding, $0.001 par value, at September 30, 2005

Transitional Small Business Disclosure Format: No

PART I

ITEM 1.  FINANCIAL STATEMENTS

Our financial statements and related notes are located on the “F” pages at the end of this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on our accounting policies will be found in the notes to our financial statements contained in this Form 10-Q and in our most recent Current Report on Form 8-K. There have been no significant changes to these policies during the period discussed in this Report on Form 10-QSB.

RISK FACTORS

You should carefully consider the risks described below, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

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

Our sales are affected by the level of consumer demand for our products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce. A decline in consumer demand due to economic conditions could have a material adverse effect on our revenues and profit margins.

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

We do not have product liability insurance coverage.

The cost of product liability this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. We currently do not have product liability coverage and there can be no assurance that product liability insurance will be available at an economically reasonable cost or that we will be able to obtain such insurance, or adequate insurance, at all. Additionally, it is possible that one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or stop offering those products. A substantial increase in our product liability risk or the loss of product lines could have a material adverse effect on our results of operations and financial condition.

We are subject to political and economic risks.

As we expand into markets outside the United States our business will become increasingly subject to political and economic risks in those markets. Our future growth may depend, in part, on our ability to expand into markets outside the United States. There can be no assurance that we will be able to expand our presence in markets outside the United States, enter new markets on a timely basis, or that new markets outside the United States will be profitable. There are significant regulatory and legal barriers in markets outside the United States that we must overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the United States will be subject to political, economic and social uncertainties including, among others:

• changes and limits in import and export controls;

• increases in custom duties and tariffs;

• changes in government regulations and laws;

• coordination of geographically separated locations;

• changes in currency exchange rates;

• economic and political instability; and

•currency transfer and other restrictions and regulations that may limit our ability to sell certain products or     repatriate profits to the United States.

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

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.

Before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

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

We possess and may possess in the future, certain proprietary trade secrets and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

The majority of our common stock is held by our founders.

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

Our stock price has changed radically in the past four months. This is largely the result of moving from bankruptcy to the acquisition of a viable business. In the future we expect that the trading price of our stock could be subject to fluctuations in response to:

• broad market fluctuations and general economic conditions;

• fluctuations in our financial results;

• future offerings of our common stock or other securities or the exercise of warrants;

• the general condition of the nutritional supplement industry;

• increased competition;

• regulatory action;

• adverse publicity; and

• product and other public announcements.

The stock market has historically experienced significant price and volume fluctuations. There can be no assurance that an active market in our stock will develop, and if it develops there can be no assurance that the price of our common stock will not decline.

RECENT DEVELOPMENTS

In May 2004 we acquired a manufacturing facility which we expect to use both to manufacture some of the products that we sell on a retail basis as well as to manufacture “private label” products for other retailers. Additionally, we continue to evaluate expansion opportunities that could increase product lines and/or customers or increase our manufacturing capabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

	Three Months Ended September 30

	2004	2003

Total Sales	$1,131,671	-

From 1997 though 2003 we were inactive, had no operations, and thus no revenues. On January 1, 2004 we acquired Let’s talk Health, Inc., a mail order retailer of nutritional supplements and related health care products. As a result of this acquisition our sales increased to $1,131,671 for the three month period ending September 30, 2004 as compared to zero revenues for the three month period ending September 30, 2003. Looking forward we anticipate moderate growth in retail sales coupled with some new wholesale sales based on private label contract manufacturing at our newly acquired manufacturing facility.

	Nine Months Ended September 30

	2004	2003

Total Sales	$2,489,347	-

From 1997 though 2003 we were inactive, had no operations, and thus no revenues. On January 1, 2004 we acquired Let’s talk Health, Inc., a mail order retailer of nutritional supplements and related health care products. As a result of this acquisition our sales increased to $2,489,347 for the nine month period ending September 30, 2004 as compared to zero revenues for the nine month period ending September 30, 2003. Looking forward we anticipate moderate growth in retail sales coupled with some new wholesale sales based on private label contract manufacturing at our newly acquired manufacturing facility.

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $351,331 in the three months ended September 30, 2004 as compared with $0 for the three months ended September 30, 2003. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility.

Cost of Revenues including costs of goods sold and selling expenses were $1,172,784 in the nine months ended September 30, 2004 as compared with $0 for the nine months ended September 30, 2003. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $570,389 in the three months ended September 30, 2004 as compared with $0 for the three months ended September 30, 2003. Looking forward we anticipate general and administrative expenses to increase modestly due to our expansion into the manufacturing sector, however we also expect that these increased costs will be offset by new, private label manufacturing sales.

General and administrative expenses were $1,194,171 in the nine months ended September 30, 2004 as compared with $0 for the nine months ended September 30, 2003. Looking forward we anticipate general and administrative expenses to increase modestly due to our expansion into the manufacturing sector, however we also expect that these increased costs will be offset by new, private label manufacturing sales.

NET PROFIT FROM OPERATIONS

	Three Months Ended September 30

	2004	2003

Net Profit	$204,428	-

For the three months ended September 30, 2004, we earned $204,428 on operations or about 18% percent of sales as compared with $0 on operations for the three months ended September 30, 2003. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility. This, combined with growth of sales, is expected to result in further profitable operations in the future.

	Nine Months Ended September 30

	2004	2003

Net Profit	$116,289	-

For the nine months ended September 30, 2004, we earned $116,289 on operations or about 4% percent of sales as compared with $0 on operations for the nine months ended September 30, 2003. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility. This, combined with growth of sales, is expected to result in further profitable operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand increased for the three months ended September 30, 2004 to $133,368 versus $0 for the three months ended September 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2003. As of September 30, 2004, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

As of September 30, 2004, we employed 9 full-time employees, 2 of whom held executive management positions. Of the remaining full-time employees, 4 were employed in sales and marketing, and 3 in shipping and receiving.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We currently are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended September 30, 2004.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No other matter were submitted to our security holders for a vote during the quarter ended September 30, 2004.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on April 6, 1992 and incorporated herein by reference.

10.1	August 18, 2004 consulting agreement between Business Consulting Group Unlimited, Inc. and Alpha Nutraceuticals, Inc.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Nutraceuticals, Inc.

/s/ Mark L. Baum

By: Mark L. Baum
Its: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, Chief Executive Officer and Chief Financial Officer	September 20, 2006

ALPHA NUTRACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2004

                                                                      ------INDEX------

                                              Consolidated Balance Sheets

                                           Consolidated Statements of Operations

                                            Consolidated Cash Flow Statements

ALPHA NUTRACEUTICALS, INC.
Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2004	2003

ASSETS

Current Assets
Cash	$133,368	$111,864
Accounts receivable	746,443	-
Notes receivable	5,241	-
Inventory	769,721	-
Employee advances	1,335	-
Prepaid expenses	35,300	-

Total Current Assets	1,691,408	111,864

Net Property & Equipment	199,419	-

Other Assets
Investment in other Co.	29,091	-
Deposit	13,357	-

Total Other Assets	42,448	-

TOTAL ASSETS	$1,933,275	$111,864

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$553,147	$93,674
Income taxes payable	31,233	-
Sales tax payable	3,210	-
Insurance payable	360	-
Business line - WM	35,000	-

Total Current Liabilities	622,950	93,674

Long-term Liabilities
Note payable - related party	323,197	-
Note payable - Health Advances	646,755	-
SBA Loan	136,990	-

Total Long-term Liabilities	1,106,942	-

Stockholders' Equity
Common stock, ($0.001 par value,
50,000,000 shares authorized; 92,240 and 22,889
shares issued and outstanding as of
September 30, 2004 and December 31, 2004, respectively)	95	23
Paid-in capital	5,670,096	5,601,263
Retained earnings (deficit)	(5,466,808)	(5,583,095)

Total Stockholders' Equity	203,383	18,190

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
	$1,933,275	$111,864

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Three Months Months	Nine Months	Three Months Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003

Revenues
Income	$1,131,671	2,489,347	$-	-

Total Revenues	1,131,671	2,489,347	-	-

Costs of Sales
Cost of sales	351,331	1,172,784	-	-

Total Costs of Sales		1,172,784	-	-

Gross Profit	780,340	1,316,563	-	-

Operating Costs
Depreciation & amortization	1,368	5,471	-	-
General & administrative expenses	569,021	1,188,700	-	-

Total Operating Costs	570,389	1,194,171	-	-

Net Operating Income / (Loss)	209,951	122,392	-	-

Other Income (Expenses)
Interest expense	(1,432)	(2,012)	-	-
Other expenses		(4,091)	-	-

Total Other Income (Expenses)		(6,103)	-	-

NET INCOME (LOSS)	$204,428	116,289	$-	-

BASIC EARNING (LOSS) PER SHARE	$2.22	1.27	$-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	92,220	91,442	92,220	92,220

ALPHA NUTRACEUTICALS, INC.
Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$116,289	$-
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization expense	5,471	-
Common stock issued for services	68,906	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(746,443)	-
(Increase) decrease in notes receivable	(5,241)	-
(Increase) decrease in inventory	(769,721)	-
(Increase) decrease in employee advances	(1,335)	-
(Increase) decrease in prepaid expenses	(35,300)	-
(Increase) decrease in deposits	(13,357)	-
(Increase) decrease in investments in other co.	(29,091)	-
(Increase) decrease in income taxes payable	31,233	-
Increase (decrease) in accounts payable	459,473	-
Increase (decrease) in sales tax payable	3,210	-
Increase (decrease) in business line WM	35,000	-
Increase (decrease) in insurance payable	360	-

Net cash provided (used) by operating activities	(880,546)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	(204,890)	-

Net cash provided (used) by investing activities	(204,890)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	323,197	-
Proceeds from note payable	646,755	-
Proceeds from SBA loan	136,990

Net cash provided (used) by financing activities	1,106,942	-

Net increase (decrease) in cash	21,505	-

Cash at beginning of period	111,864	-

Cash at end of period	$133,369	$-

Supplemental cash flows disclosures:

Cash paid during year for interest	$2,012	$-
Cash paid during year for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$68,906	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying September 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

General

Alpha Nutraceuticals, Inc. (formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company’s offices are located at 3441 Main Street, Ste. 104 in Chula Vista, California (San Diego County). The Company was originally known as TJB Enterprises, Inc. Its name was changed to Gallery Rodeo International in 1991 and was changed to Sierra-Rockies Corporation in 1996. Its name was changed to Alpha Nutraceuticals, Inc. on January 8, 2004.

On January 2, 2003 the Registrant filed a Voluntary Petition for a Chapter 11 proceeding in the United States Bankruptcy Court, Southern District of California. The Registrant had previously filed similar petitions in 1998 and 2001 but was unable to gain approval for a plan of reorganization in those filings. However on November 6, 2003 the Court approved the Plan of Reorganization “The Plan” proposed by the Registrant. The Plan included the following provisions:

1.
The non-control person shareholders of the Company who held shares prior to the reorganization would receive one new unit for every 100 old shares that they previously held. Each unit consists of one common share, one “A” warrant to purchase one common share at an exercise price $2.50, and one “B” warrant to purchase one common share at an exercise price of $10.00. The “A” warrant will expire if unexercised on December 31, 2004, and the “B” warrant will expire if unexercised on December 31, 2005. The total number of units issued to these former shareholders was 117,029 units.

2.	The creditors of the Company would receive 570,001 units (a unit is defined above) in exchange for all of their claims against the Company.
3.
Additional units were to be granted to former management (76,000 units), to the bankruptcy attorney (50,000 units), and to administrative lenders (300,000 units). An additional 56,802 “A” warrants and 56,802 “B” warrants were to be issued to former control persons.

4.
The Company was permitted to acquire the business of Let’s Talk Health, Inc. (LTH) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and, as provided in the Plan, Louis Paulsen, the former president of LTH, and other members of the management team of LTH, took over the management of the Registrant.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company operates through its two wholly owned subsidiaries:

1.	Let’s Talk Health, Inc. is in the business of retailing vitamins and nutritional supplements via internet and telephone orders.
2.	Avidia Nutrition, is in the business of manufacturing and selling of vitamins and nutritional supplements.

Alpha Nutraceuticals, Inc., (the parent company) is now a holding company.

Let’s Talk Health, Inc. (the Company) was incorporated under the laws of the State of California on September 22, 1999. The Company’s offices are located at 3441 Main Street, Ste. 104 in Chula Vista, California (San Diego County).

Avidia Nutrition currently has two operating facilities located at 20727/29 Dearborn Street, Chatworth, California (Los Angeles County) and 696 Naples Street, Chula Vista, California (San Diego County).