Form 10KSB
period 2004-12-31
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-19644

ALPHA NUTRACEUTICALS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, CA 92008 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                          (888) 772-1288 (U.S. only)
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   $.001 par value common stock
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No  X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No  X

The issuer’s revenues for the most recent fiscal year were $_____.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,769,937 as of December 31, 2004 based upon the $.55 share price at which the common equity was sold.

As of December 31, 2004 there were 10,490,795 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Alpha Nutraceuticals, Inc., a Nevada corporation, through its subsidiary, Let’s Talk Health, Inc., a California corporation, “LTH,” sells vitamins and nutritional supplements as well as other health related products. We entered into this business on January 1, 2004 as part of a Plan of Reorganization approved by the United States Bankruptcy Court for the Southern District of California.

Company Background

We were organized in 1988, under the name, “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purposes of seeking a merger with a private, operating company. On September 24, 1991, TJB Enterprises, Inc. consummated an Agreement and Plan of Reorganization whereby it acquired 100% of the outstanding stock of Gallery Rodeo of Beverly Hills, Inc., a California corporation, Gallery Rodeo of Lake Arrowhead, Inc., a California corporation, and Gallery Rodeo of Taos, Inc., a New Mexico corporation. Concurrent with this transaction, we changed our name to “Gallery Rodeo International, Inc.” We operated as a fine art retailer and publisher between 1991 and 1996, although we also acquired hotel and gaming properties. Effective May 9, 1996, we sold our art subsidiaries in order to concentrate on hotel, gaming and related businesses, and on September 20, 1996 we changed our name to “Sierra-Rockies Corporation.”

We subsequently lost our real estate holdings and in May 1998 filed a Voluntary Petition for a Chapter 11 Proceeding under the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. We were unable to complete a Plan of Reorganization and eventually withdrew our Petition. We once again filed a Voluntary Petition for a Chapter 11 Proceeding in 2001, and once again withdrew the Petition after failing to complete a Plan of Reorganization. On January 2, 2003, we filed our third Voluntary Petition and on November 6, 2004 our Plan of Reorganization was approved by the Honorable James Meyer, Judge, United States Bankruptcy Court, Southern District of California.

The approved Plan of Reorganization provided that: our non-controlling shareholders that held shares prior to the reorganization would receive one new unit for every 100 old common shares of the company that they previously held. Each unit consisted of one common share, one “A” warrant to purchase one common share at an exercise price $2.50, and one “B” warrant to purchase one common share at an exercise price of $10.00. The “A” warrant will expire if unexercised on December 31, 2004, and the “B” warrant will expire if unexercised on December 31, 2005. The total number of units issued to these former shareholders was 117,029 units.

Our creditors were issued 570,001 units (a unit is defined above) in exchange for the dismissal of all of their claims against us.

The grant of additional units was ordered to former management (up to 76,000 units), to the bankruptcy attorney (up to 50,000 units), and to administrative lenders (up to 300,000 units). An additional 56,802 “A” warrants and 56,802 “B” warrants were issued to former control persons.

We were ordered to acquire the business of LTH by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004.

In order to better reflect our new business, on January 8, 2004, we changed our name from Sierra-Rockies Corporation to Alpha Nutraceuticals, Inc.

On or about October 8, 2004, we entered into a share exchange agreement with Tempo Laboratories, Inc. to acquire 100% of the issued and outstanding stock of Tempo in exchange for the issuance of 1,320,000 shares of our common stock to the Tempo shareholders. Shortly thereafter, the parties to the agreement became parties to a lawsuit entitled Mankosa v. Donsbach (CA Sup. Ct. Case No. GIC 843131) concerning the terms of the agreement and various representations made by the parties. As of December 31, 2004 the lawsuit is pending.

On October 22, 2004, we formed a wholly owned Nevada subsidiary for the purpose of changing our domicile to the state of Nevada. On December 15, 2004, we merged with and into Alpha Nutraceuticals, Inc., a Nevada Corporation, changing our state of domicile to the state of Nevada. Our merger into Alpha Nutraceuticals, Inc. increased our authorized stock from 50,000,000 shares to 100,000,000 shares.

Business of the Issuer in 2003.

We were inactive from 1998 through 2003. Our only activity in 2003 was the maintenance of our voluntary bankruptcy petition and negotiations with LTH resulting in the Plan of Reorganization which was, on November 6, 2003, approved by the United States Bankruptcy Court for the Southern District of California. Our current business, which we entered into on January 1, 2004, pursuant to the court approved Plan of Reorganization, is described below.

Our Current Business

Alpha Nutraceuticals, Inc. currently sells vitamins, nutritional supplements, and health related devices. The vitamins and supplements include both generic vitamins and special proprietary formulations. Products are currently sold directly to consumers who order them via the mail, telephone and internet. Alpha is seeking to grow by becoming a manufacturer as well as a sales company, and to sell through multiple distribution pipelines including retail stores and the offices of health care professionals, especially chiropractors and nutritionists. This strategy will be dependent upon our success in acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

The Nutritional Supplement Industry

Based on estimates in recent market reports, management believes that the U.S. retail market for vitamins, minerals and other supplements, including sports nutrition products and nutritionally enhanced foods and diet products, was approximately $50 billion in 2000. Of this total, supplement sales (including vitamins, herbs and minerals, also known as “VMS Products,” accounted for approximately $17 billion. The VMS Products category grew significantly during the 1990’s due in part to widespread publicity surrounding the purported benefits of herbs such as echinacea, garlic, ginseng, gingko, saw palmetto and St. Johns’s Wort.

As the “baby boomer” population ages and life expectancies and discretionary income increases, more emphasis is being placed on the quality of a person’s health and wellness. People want to live well as they live longer. The Consumer Health Care Products Association, the “CHPA,” presented evidence of the strength of the Self-Care Movement in a recent survey. Among the respondents: 73% would rather treat themselves at home then see a doctor, and 96% say they are generally confident about health care decisions they make for themselves.

Statistics on the graying of America and the enormous impact of the aging baby boomers abound. This will have a disproportionate effect on health care expenditure and even more so on nutritional supplement sales, because of the popularity of those products with older people. It is estimated that the population of those 65 years and older will double to nearly 25% of the U.S. population by the year 2030. Up to 85% of elderly people have diseases that could be alleviated with nutritional interventions such as changes in dietary patterns or supplement use. Nutritional supplement use is prevalent among the elderly, ranging from 30% to more than 70%, depending on the population studied and the frequency of supplement use. A national survey just published by the National Nutritional Foods Association revealed that 65% of adults aged 50 or older say they consider nutritional supplements to be essential for people their age. In another study, 27% of household expenditures on Vitamins, Minerals and Supplements were by people aged over 60. Management therefore expects that over the long-term, nutritional supplement sales will grow at more than 5% per year, thus generating retail sales growth of $1 billion per year for the industry.

A related trend is the growth in use of Complementary and Alternative Medicine Services, “CAM.” A recent survey showed that 42% of Americans now routinely use CAM therapies. 80% of spending on CAM services is out-of-pocket, non-reimbursable dollars and consumers make almost twice as many visits to CAM practitioners as they do to primary care practitioners. A powerful recent trend has been the establishment of so-called Integrative Medicine practices, in which practitioners use both traditional and alternative methods. A central feature of CAM and Integrative Medicine is a search for alternatives to drug therapy and in many cases this leads practitioners to recommending and in some cases selling nutritional supplements. We believe this trend, which is driven by consumer demand will further reinforce the growth in sales of consumer health products such as nutritional supplements.

Not all product categories within nutritional supplements are of equal interest. While over 100 million Americans report taking a supplement regularly and up to 170 million say they have taken a supplement at some time in the last year, many are simply taking a multivitamin or a simple letter vitamin. While vitamin sales should not be overlooked, the real growth in the future is likely to be in products developed to address a particular health condition or to enhance performance. In 2000, when vitamin sales grew at only 1%, specialty supplements such as sports nutrition products grew at 12% and 10% respectively. Alpha Nutraceuticals is particularly focused upon specialty supplements, which require superior scientific research, but which also command the industry’s most attractive margins.

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

Our Business Strategy

The domestic nutritional supplement industry is highly fragmented with a number of small competitors involved in manufacturing and marketing vitamins and other nutritional supplement products to health food retailers and distributors. Most of these companies are relatively small businesses operating on a local or regional basis. If we are able to acquire a manufacturing facility and several of these small local or regional firms, we will then have the foundation to aggressively expand sales. We believe that we are well positioned to participate in the consolidation of this market. We will target companies which management believes are undervalued and/or where current ownership is looking to retire. We hope to acquire a manufacturing facility which will not only produce our own vitamins and supplements but will manufacture private labeled products for third party distributors.

Future acquisitions could be financed by internally generated funds, institutional financing, public or private placement of our debt or equity securities, or a combination of these. There can, however, be no assurance that we will be able to make acquisitions on favorable terms or provide adequate financing.

Our Products

We offer a total of 79 vitamin and nutritional supplement products. The best selling among these include:

Orachel

This encapsulated supplement is believed to be effective in reducing plaque in the arteries and increasing blood circulation.

   Oxygen with Colloidal Silver

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

Prosta-Plex

This encapsulated mixture of Saw Palmetto and other herbs is used to relieve benign prostatic hypertrophy (BPH or enlarged prostate), a common condition in men over fifty.

Prosta-Sol

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

Agua Vitae

This liquid supplement is a complete formula of mega-vitamins, minerals, herbs, amino acids, enzymes, and plant-derived colloidal trace minerals.

Energizer Drink

This liquid supplement is a mixture of vitamins and minerals with L-Carnitine, a catalyst for energy production at the cellular level.

In addition, we currently sell 73 other nutritional supplements. Included among these are: Acidophilus, allergy supplements, B- 12/Folic Acid, various calcium formulations, colloidal minerals, CoQ-10, DHEA, protein powders, Echinacea, various enzyme formulations, Flaxseed/MCT Oil, Ginseng, Grapeseed Extract, Ginkgo Biloba, L-Tyrosine, L-Lysine, Melatonin, food grade Hydrogen Peroxide, Pantothenic Acid, Silymarin, Vitamins A, C, and E, and Wheat Germ. Nutritional supplement sales currently account for approximately 79% of total sales.

We also sell a variety of health related devices including: Water Filters and Purifiers; Infrared Heat Devices; Magnetic Pads, Bands, and Shoe Inserts; Ozone Generators; and Hyperbaric Oxygen Chambers. These sales currently account for approximately 21% of sales.

Product Risks

Although many of the ingredients in our products are vitamins, minerals, herbs and other substances which have a long history of human consumption, there can be no assurance that consumers will not have an adverse reaction to any of these products.

We have not conducted extensive scientific research of our products with human subjects. It is possible that use of our products may cause undesirable side effects. If one of our present or future products is found to have adverse side effects, it could seriously impact our business. Management believes that it can limit the potential impact of a product liability suit by diversifying the product line. We would also like to obtain and carry product liability insurance, although no such insurance is in place at this time. However, even with insurance coverage, if we were to be found liable in a product liability suit, the outcome could have a serious adverse affect on operations.

Principal Markets

Products are currently sold directly to consumers throughout the United States who order them via the mail, telephone and internet. If we are successful in acquiring a manufacturer of nutritional supplements it will seek to enter the private label manufacturing business, making supplements for and selling them to other retailers.

Major Customers

Because the Company sells its products primarily to individual end users, no single customer accounts for a significant percentage of sales. Should we begin manufacturing and selling supplements on a wholesale basis to competitors this situation could change.

Manufacturing

We recently announced our intent to acquire Tempo Laboratories, Inc., a California corporation, “Tempo,” a manufacturer of vitamins and nutritional supplements. The acquisition has not yet been completed and there can be no assurance that it will be completed. If we are successful in completing this acquisition it will be an important first step in our growth plans. Tempo is a small manufacturer, but has sufficient capacity to meet our current needs and to support growth to 4 or 5 times our current size. If we are not able to complete the acquisition of Tempo, we will continue its search for a manufacturer because we believe that the acquisition of a manufacturing facility will be an important key to business growth and increased profitability. Until such time as we can manufacture our own products, we will continue to use third party manufacturers. Management believes that there are well over one hundred (100) manufacturers in the U.S. that could manufacture our products.

Competition

We compete with other distributors of vitamins, minerals, herbs, and other nutritional supplements. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements and other health care products comes from many sources. These products are sold primarily through mass market retailers (drug store chains, supermarkets, and large chain discount retailers), health and natural food stores, direct sales channels (mail order, network marketing and internet distribution companies), and CAM practitioners.

Management believes competition in this industry is based on, among other things, reputation, price, delivery, product quality and safety, innovation, and customer service. Management believes that we compete favorably with other companies because of our staff, our comprehensive approach to customer service, and our commitment to innovation and quality. Our future position in the industry will likely depend on, but not be limited to, the following:

• the continued acceptance of our products by our customers and consumers;

• our ability to continue to develop high quality, innovative products;

• our ability to attract and retain qualified personnel;

• the effect of any future governmental regulations on our products and business;

• the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

• the continued growth of the global nutrition industry; and

• our ability to react to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the number or size of our competitors. The industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission. We will be subject to additional agencies and regulations if it enters the manufacturing business. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

• product claims and advertising;

• product labels;

• product ingredients; and

• how we package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers and manufacturers to meet Good Manufacturing Practices in the preparation, packaging, storage and shipment of their products. Management is committed to meeting or exceeding the standards set by the FDA.

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

• the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

• requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

• labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

• notification procedures for statements on dietary and nutritional supplements; and

• pre-market notification procedures for new dietary ingredients in nutritional supplements.

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

We are also subject to a variety of other regulations in the United States, including those relating to taxes, labor and employment, import and export, and intellectual property.

Intellectual Property

We intend to protect our proprietary formulations by maintaining them as trade secrets. Management believes this to be more effective than patents which reveal formulations to the world while providing little protection against slight variations in those formulations. We maintain confidentiality agreements regarding these trade secrets with certain employees and other parties. Although we regard trade secrets as important, we do not view them as essential to our success.

Employees

As of December, 2004, we employed 9 full-time employees, 2 of whom held executive management positions. Of the remaining full-time employees, 4 were employed in sales and marketing, and 3 in shipping and receiving.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

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

Cautionary Statement Concerning

Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

We currently operate under two lease agreements. The base rent for Let’s Talk Health, Inc. located at 3441 Main Street, Chula Vista, CA is $6,589.50 per month. The lease ends in August 2009. The base rent for Avidia Nutuition located in Chatsworth, CA is $5,940 per month. The Avidia Nutuition lease ends in January 2006.

Item 3. Legal Proceedings

On January 2, 2003 we filed a Voluntary Petition for Bankruptcy under Chapter 11 of the United States Bankruptcy Code as case number 03-00039-JM. On November 6, 2004 our Plan of Reorganization was approved by the Honorable James Meyers, Judge, United States Bankruptcy Court, Southern District of California. The Plan became effective on November 30, 2003 and the acquisition of LTH as required under the Plan was completed on January 1, 2004. Details of this Plan were reported on our Current Report on Form 8-K filed with the SEC on January 16, 2004.

On or about October 8, 2004, we entered into a share exchange agreement with Tempo Laboratories, Inc. to acquire 100% of the issued and outstanding stock of Tempo in exchange for the issuance of 1,320,000 shares of our common stock to the Tempo shareholders. Shortly thereafter, the parties to the agreement became parties to a lawsuit entitled Mankosa v. Donsbach (CA Sup. Ct. Case No. GIC 843131) concerning the terms of the agreement and various representations made by the parties. As of the date of this Report, the lawsuit is pending.

Item 4. Submission of Matters to a Vote of Security Holders

On January 8, 2004, our board recommended, and our shareholders approved the changing of our name to Alpha Nutraceuticals, Inc.

On October 22, 2004, our board recommended, and our shareholders approved, our merger with and into Alpha Nutraceuticals, Inc., a Nevada corporation changing our domicile to the state of Nevada.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the Pink Sheets under the symbol “APNA.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Pink Sheets set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2004 to December 31, 2004 (Pink Sheets)
	High Bid	Low Bid
First Quarter	.55	.55
Second Quarter	.55	.55
Third Quarter	.55	.55
Fourth Quarter	.55	.55

January 1, 2003 to December 31, 2004 (Pink Sheets)
	High Bid	Low Bid
First Quarter	.001	.001
Second Quarter	.001	.001
Third Quarter	.001	.001
Fourth Quarter	.04	.001

As of December 31, 2004, there were approximately 553 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans approved or not approved by our security holders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0-	n/a	-0-

Total	0	n/a	-0-

(1) We do not have any equity compensation plans approved by the security holders.

(2) We do not have any equity compensation plans not approved by the security holders.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this prospectus, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Background

We were inactive from 1998 through 2003. Our only activity in 2003 was the maintenance of our voluntary bankruptcy petition and negotiations with LTH resulting in the Plan of Reorganization which was, on November 6, 2003, approved by the United States Bankruptcy Court for the Southern District of California. Our current business, which we entered into on January 1, 2004, pursuant to the court approved Plan of Reorganization, is described below.

Our Current Business

Alpha Nutraceuticals, Inc. currently sells vitamins, nutritional supplements, and health related devices. The vitamins and supplements include both generic vitamins and special, proprietary formulations. Products are currently sold directly to consumers who order them via the mail, telephone and internet. Alpha is seeking to grow by becoming a manufacturing as well as a sales company, and to sell through multiple distribution pipelines including retail stores and the offices of health care professionals, especially chiropractors and nutritionists. This strategy will be dependent upon our success in acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

Operating Companies

We currently operate through our two wholly owned subsidiaries: Let’s Talk Health, Inc. is in the business of retailing vitamins and nutritional supplements. Avidia Nutrition is in the business of manufacturing and selling vitamins and nutritional supplements. Alpha Nutraceuticals, Inc. is the holding company for both subsidiaries.

Overview

We began operating as of January 1, 2004. Since inception our primary activities have consisted of:

- developing the business model;

- developing strategic relationships;

                - recruiting and training employees; and

   - developing our brand name.

We have also focused on acquiring new customers, building sales momentum, promoting our brand, and building the infrastructure of the business.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. In view of these factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

Since we started our business as of January 1, 2004, we have incurred net losses of $101,834. We believe that net losses will continue for the foreseeable future.

Results of Operations.

Net Sales. Net sales consist of product sales net of allowances for product returns. Revenues are recognized when the related product is shipped.

The level of our sales depends on many factors, including:

- the number of customers that we are able to attract;

- the frequency of customers' purchases;

- the quantity and mix of products that customers purchase;

   - the price that we charge for our products; and

- the level of customer returns that we experience.

  Net sales for 2004 totaled $3,448,558.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of products sold to customers. In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively reduce our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

- the cost of our products, including the extent of purchase volume discounts we are able to obtain from our suppliers;

- promotions or special offers that we offer to attract new customers; and

- the mix of products within each brand category that our customers purchase.

Cost of goods sold for 2004 was $1,684,291.

Liquidity and Capital Resources

As of December 31, 2004, we have approximately $263,887 cash on hand and accounts receivable of $497,911. Given our current commitments and working capital, we believe that we can support our operations for the next 12 months.

Although we believe that we are able to operate without additional financing, in order to expand operations, we may continue to seek additional capital over the next 12 months from the sale of our securities. The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital, we will be unable to expand operations as desired.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

As of December 31, 2004, we had total liabilities of $860,841 including total current liabilities of $732,622 and total long term liabilities of $128,219.

Recent Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing,” to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expenses, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period changes…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. Management does not believe that the adoption of this Statement will have any immediate material impact upon the company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) The amendments made by Statement 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provide in AICPA Statement of Position (SOP”) 04-2, Accounting No. 67, Accounting for Costs of Initial Rental Operation of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statement for fiscal year beginning after June 15, 2005, with earlier application encouraged. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the FASB, published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions with the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employees share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, the FASB, issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive asets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Item 7. Financial Statements

Please see the “F” pages at the end of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On December 31, 2004, we entered into a settlement agreement with GMGH International, LLC, a Nevada limited liability company, to settle an outstanding debt owed by us in the amount of $411,917. Pursuant to the terms of the settlement, we agreed to issue GMGH 4,476,946 reverse protected shares of our common stock in exchange for a release of all claims by GMGH.

On December 31, 2004, we entered into a settlement agreement with Health Advances USA, a California corporation, to settle an outstanding debt owed by us in the amount of $595,756. Pursuant to the terms of the settlement, we agreed to issue 3,600,000 reverse protected shares of our common stock in exchange for a release of all claims by Health Advances USA.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our current executive officers and directors, the positions held by them, and their ages are as set forth below. Each Director will hold his position until the next annual meeting of shareholders or until his successor is duly elected and qualified. Officers serve at the direction of the Board of Directors.

Name	Age	Position

Louis J. Paulsen	63	Director, President and CEO

James L. Cartmill	44	Director and Secretary

Robert J. Bliss, C.P.A.	56	Director

Louis J. Paulsen

Mr. Paulsen has 30 years of experience in the nutritional supplement industry. He is the founder and CEO of LTH. From 1995 to 1999 he was the owner and president of Nutritional Labs, Inc., a wholesale distributor of nutritional supplements, which he sold at a profit in 1999. From 1983 to 1995 he was the owner and president of Golden West Labs, Inc., a private label manufacturer of supplements which was highly profitable during its first three years of operation, but the facility and manufacturing equipment were destroyed by fire in 1986 and the company was under-insured. As a result, Golden West Labs filed for Bankruptcy protection under Chapter 11 in 1986. Because he had personally guaranteed financing of certain equipment lost in the fire, Mr. Paulsen also filed personally under Chapter 7. Golden West Labs continued to operate, contracting for manufacturing with another concern, but was ultimately converted to Chapter 7 and the case was closed in January, 1995. From 1980 to 1983 Mr. Paulsen was part owner of Pro-Vita, Inc., a supplement sales company which he sold at a profit in 1983, and prior to that he was involved with other supplement sales companies going back to 1973. Mr. Paulsen received a B.A. degree in Business Administration from Wayne State University in 1962 and a Ph.D. in nutrition from Donsbach University in 1978.

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

Information about our Board and its Committees.

Audit Committee

We do not currently have an Audit Committee.

Compensation Committee

We do not currently have a Compensation Committee.

Advisory Board

We do not currently have an Advisory Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We do not currently have a Code of Ethics.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, through the fiscal years ending December 31, 2004 and 2003.

	Annual Compensation				Long-Term Compensation

						Common Shares
						Underlying Options	All
				Other Annual	Restricted Stock	Granted	Other Compen-
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# of Shares)	sation

Louis J. Paulsen	2004	$60,000	-0-	-0-	-0-	------	-0-
Director,	2003	60,000	-0-	-0-	-0-	------	-0-
President and
Chief Executive Officer

James L. Cartmill	2004	$60,000	-0-	-0-	-0-	------	-0-
Director, Secretary	2003	60,000	-0-	-0-	-0-	------	-0-

Robert J. Bliss	2004	-0-	-0-	-0-	-0-	------	-0-
Director	2003	-0-	-0-	-0-	-0-	------	-0-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment and Consultant Agreements

None.

Compensation of Directors

We currently do not compensate our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 10,490,795 issued and outstanding shares of our common stock as of December 31, 2004 by the following persons:

(1) each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

(2) each of our directors and executive officers; and

(3) all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Louis J. Paulsen (1)	20,000	(2)
James L. Cartmill (1)	0	0
Robert J. Bliss (1)	0	0
Howard A. Gutzmer (1)	0	0
Colin J. Kelly (1)	444	(2)

All directors and officers as a group	20,444	(2)

(1) The address is 1229 Third Avenue Chula Vista, California 91911.

(2) Less than 1%

Item 12. Certain Relationships and Related Transactions.

Related Transactions

None

Our Subsidiaries.

None

Transactions with Promoters

None.

Item 13. Exhibits.

Exhibit	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.2.1	Bylaws (Attached as an exhibit to Amendment No. 2 to our Registration Statement on Form 10 filed with the SEC on April 6, 1992.

31.1	Certification of Mark L. Baum pursuant to Rule 13a-14(a)

32.1	Certification of Mark L. Baum pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Armando C. Ibarra, Certified Public Accountants, APC, as our auditors for the year ended December 31, 2004.

Audit Fees

               Armando C. Ibarra, Certified Public Accountants, APC, billed us $8,200 in fees for our annual audit for the year ended December 31, 2004 and for the review of our quarterly financial statements for that year.

               Armando C. Ibarra, Certified Public Accountants, APC, billed us $0 in fees for our annual audit for the year ended December 31, 2003 and for the review of our quarterly financial statements for that year.

Audit-Related Fees

  We did not pay any fees to Armando C. Ibarra, Certified Public Accountants, APC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2004 and December 31, 2003.

Tax and All Other Fees

We did not pay any fees to Armando C. Ibarra, Certified Public Accountants, APC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2004 and December 31, 2003.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Armando C. Ibarra, Certified Public Accountants, APC the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2004, and for the year then ended, none of the hours expended on Armando C. Ibarra, Certified Public Accountants, APC’s engagement to audit those financial statements were attributed to work by persons other than Armando C. Ibarra, Certified Public Accountants, APC’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NUTRACEUTICALS, INC.

By: /s/     Mark L. Baum
Mark L. Baum
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary	September 20, 2006

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Alpha Nutraceuticals, Inc.
(Formally Sierra- Rockies, Corp.) as of December 31, 2004, and related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures on the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with US generally accepted accounting principles.

/s/ Armando C. Ibarra

Armando C. Ibarra, CPA

Chula Vista, Ca.
May 20, 2005

ALPHA NUTRACEUTICALS, INC.
Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	December 31,
	2004	2003

CURRENT ASSETS
Cash	$263,887	$111,864
Accounts receivable	497,911	-
Inventory	801,436	-
Other receivable	179,261	-
Employee advances	615	-

Total Current Assets	1,743,110	111,864

NET PROPERTY & EQUIPMENT	407,517	-

OTHER ASSETS
Deposits	14,752	-

Total Other Assets	14,752	-

TOTAL ASSETS	$2,165,379	$111,864

ALPHA NUTRACEUTICALS, INC.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	As of	As of
	December 31,	December 31,
	2004	2003

CURRENT LIABILITIES
Accounts payable	$638,242	$93,674
Line of credit	35,000	-
Sales tax payable	5,830	-
Income taxes payable	31,233	-
Wages payable	506	-
Payroll taxes payable	6,780	-
Insurance payable	360	-
Note payable	6,000	-
Loan payable - current portion	8,671	-

Total Current Liabilities	732,622	93,674

LONG-TERM LIABILITIES
Loan payable	128,219	-

Total Long-Term Liabilities	128,219	-

TOTAL LIABILITIES	860,841	93,674

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value,
100,000,000 shares authorized, 10,490,796
and 22,889 shares issued and outstanding
as of December 31, 2004 and 2003, respectively)	10,493	23
Additional paid-in capital	6,978,975	5,601,262
Retained earnings (deficit)	(5,684,930)	(5,583,096)

Total Stockholders' Equity (Deficit)	1,304,538	18,189

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$2,165,379	$111,863

ALPHA NUTRACEUTICALS, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

REVENUES
Sales	$3,603,329	$-
Sales discounts & credits	(111,075)	-
Returns and allowances	(43,696)	-

Total Revenues	3,448,558	-

COST OF REVENUES	(1,684,291)	-

GROSS PROFIT	1,764,267	-

OPERATING COSTS
Depreciation expense	5,471	-
Bad debts	35,000	-
Administrative expenses	1,817,982	100,583

Total Operating Costs	1,858,453	100,583

OPERATING INCOME (LOSS)	(94,186)	(100,583)

OTHER INCOME & (EXPENSES)

Interest expense	2,012	-
Other expense	5,636	-

Total Other Income & (Expenses)	7,648	-

NET INCOME (LOSS)	$(101,834)	$(100,583)

BASIC EARNINGS (LOSS) PER SHARE	$(0.06)	$(15.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,572,992	6,649

ALPHA NUTRACEUTICALS, INC.
Consolidated Statement of Stockholder’s Equity
For the Year Ended December 31, 2004

			Additional
	Common	Common	Paid-in	Retained	Total
	Shares	Stock	Capital	Earnings

Balance, December 31, 2001	3,706	$ 4	$ 170	$(5,482,513)	$(5,482,339)

Net income for the year ended
December 31, 2002

Balance, December 31, 2002	3,706	4	170	(5,482,513)	(5,482,339)

November 6, 2003 cancellation of
stock subscription	(1,262)	(1)	1		-

Stock issued for cash on November 6,
2003 @ $9.56 per share	12,667	13	5,451,049		5,451,062

Stock issued for cash on November 6,
2003 @ $0.50 per share	6,667	7	149,993		150,000

Stock issued on November 6, 2003	1,111	1	49		50

Net loss for the year ended
December 31, 2003				(100,583)	(100,583)

Balance, December 31, 2003	22,889	23	5,601,262	(5,583,096)	18,189

Recapitalization (note 1)	66,667	67	30,836		30,903

Stock issued for services rendered on
March 11, 2004 @ $0.50 per share	1,689	2	37998		38000

Stock issued for services rendered on
August 11, 2004 @ $0.001 per share	996	3			3

Stock issued for relief of debt on
November 24,2004	8,598,556	8,599	1,308,879		1,317,478

Stock issued for services rendered on
November 10, 2004 @ $0.001 per share	1,800,000	1,800			1,800

Net loss for the year ended
December 31, 2004				(101,834)	(101,834)

Balance, December 31, 2004	10,490,796	$10,493	$6,978,975	$5,684,930	$1,304,538

ALPHA NUTRACEUTICALS, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(101,834)	$(100,583)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	5,471	-
Common stock issued for relief of debt	1,317,478	-
Common stock issued for services	39,803
Common stock issued in recapitalization	30,903
Bad debts	35,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(497,911)	-
(Increase) decrease in inventory	(801,436)	-
(Increase) decrease in income tax benefit	(179,261)	-
(Increase) decrease in employee advances	(615)	-
(Increase) decrease deposits	(14,752)	-
Increase (decrease) in accounts payable	544,568	(5,357,388)
Increase (decrease) in sales tax payable	5,830	-
Increase (decrease) in income taxes payable	31,233	(31,343)
Increase (decrease) in payroll taxes payable	6,780	-
Increase (decrease) in other wages payable	506	-
Increase (decrease) in insurance payable	360	-
Net Cash Provided by (Used in) Operating Activities	422,121	5,489,314

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	(412,988)	-
Net Cash Provided by (Used in) Investing Activities	(412,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	136,890	-
Payments on note payable	6,000
Common stock	-	863
Additional paid-in capital	-	5,600,249

Net Cash Provided by (Used in) Financing Activities	142,890	5,601,112

Net Increase (Decrease) in Cash	152,023	111,798

Cash at Beginning of Year	111,864	66
Cash at End of Year	$263,887	$111,864

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$2,012	$-
Cash paid during year for taxes	$-	$-

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

General

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

The consolidated financial statements of Alpha Nutraceuticals, Inc. include those accounts of Let’s Talk Health, Inc., and Avidia Nutrition. Alpha Nutraceuticals, Inc. owns title to all of the assets and liabilities of the consolidated financial statement. All significant intercompany transactions have been eliminated.

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d. Accounts Receivable

The Company considers that all accounts receivable as of December 31, 2004 are fully collectible. Accordingly, no reserve for bad debts exists at December 31, 2004. If amounts become uncollectable, they will be charged to operations when that determination is made. As of December 31, 2004, the Company has $497,911 in accounts receivable outstanding.

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

h. Concentration of Credit Risk

The Company maintains credit with various financial institutions. Management performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2004 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

i. Revenue Recognition and Deferred Revenue

Let’s Talk Health, Inc. revenue consists of the sale of nutritional supplements via internet and telephone orders. Revenue is recognized when a sale is made. Avidia Nutrition Group, Inc. revenue consists of the sale of manufactured vitamins and nutritional supplements and the retail or wholesale of vitamins and nutritional supplements. Revenue is recognized when an order is shipped.

j. Line of Credit

The Company has a $50,000 line of credit. The line of credit is an adjustable rate loan. The loan is open revolving line of credit, and annual interest terms of prime plus 3.65%. There are no restrictions on the use of this line of credit. There was an outstanding balance of $35,000 as of December 31, 2004.

   k. Related Party Transactions

Sixteen percent of the Company’s accounts receivable are from Hospital Santa Monica; a US corporation controlled by a related party.

The loan payable is with Washington Mutual at 8%. The loan was secured by a shareholder of the Company. There was an outstanding balance of $136,890 as of December 31, 2005; of which $128,219 was recorded as long term and $8,671 as short term.

           l. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

m. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. INVENTORY

Inventory at December 31, 2004 and 2003 is summarized as follows:

	December 31, 2004	December 31, 2003

Vitamins & nutritional supplements	$610,874	$-
Raw Materials	190,562

Total inventory	$801,436	$-

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

	December 31,	December 31,
	2004	2003

Equipment	$ 120,495	$ 0
Furniture	30,272	0
Leasehold Improvements	301,106	0
	$ 451,873	$ 0
Less Accumulated Depreciation	(44,356)	0
Net Property and Equipment	$ 407,517	$ 0

Depreciation expense for the years ended December 31, 2004 and 2003 was $5,471 and $-0-, respectively.

NOTE 5. OPERATING LEASE

Alpha Nutraceuticals, Inc. operates its facilities under operating lease agreements with unrelated parties. The base rent for Let’s Talk Health, Inc. located at 3441 main street, Chula Vista, Ca. is $6,589.50 per month. The Let’s Talk Health location has four years and seven months remaining on the current lease agreement that ends August 1, 2009. The base rent for Avidia Nutrition located at 20727/29 Dearbon Street, Chatsworth, Ca. 5,940 per month. The Avidia Nutrition location has one years and one month remaining on the current lease agreement that ends January 31, 2006.

The Company has the following lease obligation:

Year Ending
2005	150,354
2006	85,014
2007	79,074
2008	79,074
2009	46,127
$439,643

NOTE 6. BASIC & DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	December 31,	December 31,
	2004	2003

Net loss from operations	$ (101,834)	$ (100,583)

Basic loss per share	$ (0.06)	$ (15.13)

Weighed average number of common shares outstanding	1,572,992	6,649

The Company was required to compute primary loss per share amounts for 2004 and 2003 pursuant to SFAS 128. SFAS 128 also requires the computation and presentation of diluted earnings per share. However, since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the conversion of any preferred shares or stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

NOTE 7. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Provision for income taxes for the years ended December 31, 2004 and 2003 consists solely of the minimum California franchise tax due for the Company.

At December 31, 2004 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

December 31, 2004

Net losses as of 12/31/04	5,649,630

Gross income tax benefit	1,920,874
Valuation allowance	(1,920,874)
Net income tax benefit	$ -0-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The net operating loss expires twenty years from the date the loss was incurred. In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Company’s deferred tax asset.

NOTE 8. NOTE PAYABLE

	Interest	Balance as of	Maturity
	Rate	December 31, 2003	Date

Note payable - D Whitney	0	$ 6,000	8/2005

Outstanding loan payable is to a related party and is a non-interest bearing note.

NOTE 9. OPERATING SEGMENTS

For the Year Ended 2004	Alpha Nutraceuticals, Inc.	Let’s Talk Health, Inc.	Avidia Nutritional

Total Revenue	$ 0	$ 2,430,145	$ 1,018,413
Costs of Revenues	(0)	(1,342,709)	(341,582)

Gross Profit	0	1,087,436	676,831
Total Operating Costs	(148,951)	(1,397,987)	(276,516)

Operating income (loss)	(148,951)	(310,551)	400,315

Total other income & (expenses)	0	3,528	(10,877)

Income (loss) before income tax and extraordinary items	$ (148,951)	$ (307,023)	$ 389,438

In accordance with FASB 131 paragraph 18 the Company is reporting the information of their operating segments that meet the quantitative thresholds.

NOTE 10. ACQUISITIONS

On January 1, 2004, the Alpha Nutraceuticals, Inc. and Let’s Talk Health, Inc. entered into an asset purchase agreement. This agreement was entered into as part of a Plan of Reorganization proposed by the Buyer to the United States Bankruptcy Court. In consideration of the transfer to Buyer (Alpha Nutraceuticals) of the Assets and the Intellectual Property, Buyer agrees to deliver to the Company or its designees 3,000,000 shares of the Buyer’s Common Stock. Subsequent to the purchase agreement the Company will retain control.

On May 1, 2004, the Company entered into an agreement were Alpha Nutraceuticals, Inc. would purchase the assets subject to liabilities of Avidia Nutrition, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Avidia Nutrition is in the business of manufacturing and selling of vitamins and nutritional supplements.

The operating results of the acquired entities are included in the Company’s consolidated financial statements from the date of acquisition.

NOTE 11. STOCK OPTIONS

The Company has elected to adopt SFAS 123R as of December 31, 2004. The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2004; no dividend yield, expected volatility of 43%, risk-free interest rates of 4% and expected lives of 5 years.

The issuance and changes during the year are as follows:

	Year Ended December 31, 2004
		Weighted avg.
	Options	Exercise price
Outstanding at the beginning of the year	-0-	$ 0.00
Granted	1,836	0.001
Exercised	-0-	0.00
Cancelled	-0-	0.00
Outstanding at the end of the year	1,836	$ 0.001

Vested and exercisable at the end of the period -0-

NOTE 12. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2004:

(A)	Common stock, $ 0.001 par value; 100,000,000 shares authorized; 10,490,796 shares issued and outstanding.