Form 10QSB
period 2005-03-31
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

10,499,827 common shares outstanding, $0.001 par value, at March 31, 2005

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

RECENT DEVELOPMENTS

On or about October 8, 2004, we entered into a share exchange agreement with Tempo Laboratories, Inc. to acquire 100% of the issued and outstanding stock of Tempo in exchange for the issuance of 1,320,000 shares of our common stock to the Tempo shareholders. Shortly thereafter, the parties to the agreement became parties to a lawsuit entitled Mankosa v. Donsbach (CA Sup. Ct. Case No. GIC 843131) concerning the terms of the agreement and various representations made by the parties. On May 19, 2005, the parties to the Mankosa v. Donsbach litigation entered into a settlement agreement whereby pursuant to the terms of the settlement agreement, the share exchange agreement with Tempo was unwound and no shares were transferred pursuant to the agreement.

On October 22, 2004, we formed a wholly owned Nevada subsidiary for the purpose of changing our domicile to the state of Nevada. On December 15, 2004, we merged with and into Alpha Nutraceuticals, Inc., a Nevada Corporation, changing our state of domicile to the state of Nevada. Our merger into Alpha Nutraceuticals, Inc. increased our authorized stock from 50,000,000 to 100,000,000 shares.

On December 31, 2004, we entered into a settlement agreement with GMGH International, Inc., a Nevada limited liability company, whereby we settled our $411,917 debt owed to GMGH by issuing GMGH 4,476,946 reverse-protected restricted shares of our common stock valued at $0.092 per share.

On December 31, 2004, we entered into a settlement agreement with Health Advances USA, a California corporation, whereby we settled our $595,756 debt owed to Health Advances USA by issuing Health Advances USA 3,600,000 reverse-protected restricted shares of our common stock valued at $0.165 per share.

On January 27, 2005, we changed our name to Alpha Nutra, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

	Three Months Ended March 31

	2005	2004

Total Sales	$1,491,951	$679,246

Sales for the three months ended March 31, 2005 were $1,491,951 as compared with $679,246 for the three months ended March 31, 2004. The increase in revenues is attributable to the expansion of retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Looking forward we anticipate moderate growth in retail sales coupled with some new wholesale sales based on private label contract manufacturing at our newly acquired manufacturing facility.

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $781,110 in the three months ended March 31, 2005 as compared with $393,963 for the three months ended March 31, 2004. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,127,139 in the three months ended March 31, 2005 as compared with $376,454 for the three months ended March 31, 2004. The increase in general and administrative expenses is attributable to the expansion of our retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Looking forward we anticipate general and administrative expenses to increase modestly due to our expansion into the manufacturing sector, however we also expect that these increased costs will be offset by new, private label manufacturing sales.

NET PROFIT FROM OPERATIONS

	Three Months Ended March 31

	2005	2004

Net Profit (Loss)	($418,811)	($91,171)

For the three months ended March 31, 2005, we sustained a net loss of $418,811 on operations or about 28% percent of sales as compared with a net loss of $91,171 on operations or about 13% of sales for the three months ended March 31, 2004. This decrease in net profit is largely is attributable to the expansion of our retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Looking forward we anticipate a reduction in costs of goods sold as a result of our recent acquisition of a manufacturing facility. This, combined with growth of sales, is expected to result in further profitable operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand increased for the three months ended March 31, 2005 to $197,625 versus $96,638 for the three months ended March 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2004. As of March 31, 2005, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

As of March 31, 2005, we employed 9 full-time employees, 2 of whom held executive management positions. Of the remaining full-time employees, 4 were employed in sales and marketing, and 3 in shipping and receiving.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31, 2005.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2005, our shareholders voted in favor of changing our name to Alpha Nutra, Inc.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.1.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 27, 2005 attached hereto.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on April 6, 1992 and incorporated herein by reference.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Nutra, Inc.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2005

------INDEX------

                                            Consolidated Balance Sheets

                                        Consolidated Statements of Operations

                                          Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	March 31,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$197,625	$263,887
Accounts receivable	1,103,790	677,172
Inventory	653,791	801,436
Employee advances	615	615

Total Current Assets	1,955,821	1,743,110

Net Property & Equipment	485,346	407,517

Other Assets
Note receivables	283,322	-
Deposit	28,861	14,752

Total Other Assets	312,183	14,752

TOTAL ASSETS	$2,753,350	$2,165,379

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$619,711	$638,242
Customer deposits	13,148	-
Note payable	-	6,000
Income taxes payable	31,233	31,233
Sales tax payable	16,537	5,830
Insurance payable	360	360
Payroll taxes payable	6,780	6,780
Business line - WM	68,285	35,000
Loan Payable	-	8,671
Wages payable	3,077	506

Total Current Liabilities	759,131	732,622

Long-term Liabilities
Note payable - related party	136,100	-
Note payable	428,363	-
SBA Loan	136,990	128,219

Total Long-term Liabilities	701,453	128,219

Stockholders' Equity
Common stock, ($0.001 par value, 100,000,000 shares authorized;
10,897,835 and 10,490,796 shares issued and outstanding
as of March 31, 2006 and December 31, 2005, respectively)	10,900	10,493
Paid-in capital	7,385,607	6,978,975
Retained earnings (deficit)	(6,103,741)	(5,684,930)

Total Stockholders' Equity	1,292,766	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$2,753,350	$2,165,379

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2005		2004

Revenues

Income	$1,491,951		$-

Total Revenues	1,491,951		-

Costs of Sales
Cost of revenues	781,110		-

Total Costs of Sales	781,110		-

Gross Profit	710,841		-

Operating Costs
General & administrative expenses	1,127,139		-

Total Operating Costs	1,127,139		-

Net Operating Income / (Loss)	(416,298)		-

Other Income (Expenses)
Interest expense	(2,513)		-
Gain (loss) on currency exchange	-		-
Other income	-		-

Total Other Income (Expenses)	(2,513)		-

NET INCOME (LOSS)	$(418,811)		$-

BASIC EARNING (LOSS) PER SHARE	$(0.04)	$

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	10,820,950		-

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(418,811)	$-
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization expense	9,871	-
Common stock issued for services	407,039
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(426,618)	-
(Increase) decrease in notes receivable	(283,322)	-
(Increase) decrease in inventory	147,645	-
(Increase) decrease in deposits	(14,109)	-
Increase (decrease) in accounts payable	(18,531)	-
Increase (decrease) in customer advances	13,148	-
Increase (decrease) in sales tax payable	10,707	-
Increase (decrease) in wages payable	2,571	-
Increase (decrease) in business line WM	33,285	-

Net cash provided (used) by operating activities	(537,125)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Disposal of intangible assets	-	-
Acquisition of property & equipment	(87,700)	-

Net cash provided (used) by investing activities	(87,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	136,100	-
Proceeds from note payable	413,692
Proceeds from SBA loan	8,771	-

Net cash provided (used) by financing activities	558,563	-

Net increase (decrease) in cash	(66,262)	-

Cash at beginning of period	263,887	-

Cash at end of period	$197,625	$-

Supplemental cash flows disclosures:

Cash paid during year for interest	$2,513	$-
Cash paid during year for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

General

Alpha Nutra, Inc. (formerly Sierra-Rockies, Corp.) was incorporated under the laws of the State of California on March 14, 1988. The Company’s offices are located at 3441 Main Street, Ste. 104 in Chula Vista, California (San Diego County). The Company was originally known as TJB Enterprises, Inc. Its name was changed to Gallery Rodeo International in 1991 and was changed to Sierra-Rockies Corporation in 1996. Its name was changed to Alpha Nutraceuticals, Inc. on January 8, 2004 and was changed in January 2005 to Alpha Nutra, Inc.

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

Alpha Nutra, (the parent company) is now a holding company.

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