Form 10QSB
period 2005-09-30
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

534,494 common shares outstanding, $0.001 par value, at September 30, 2005

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

We may not be able to acquire new revenue generating divisions

We have recently sold our two major revenue producing divisions, Avidia Nutrition, Inc. and Lets Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry. If we cannot acquire these new revenue generating divisions, our revenues will suffer substantially.

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, ownership of Alpha Nutra, Inc. shares by management, and /or entities affiliated with management, represents a majority of our present issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations.

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

On January 27, 2005, we changed our name to Alpha Nutra, Inc.

On June 30, 2005, we entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby we exchanged 100% of the Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by us for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones. The 10,465,333 shares of common stock we received from GMGH, Golden Tones and the owners were retired. Accordingly, following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc. We retained ownership of our AlphaNutra.com business.

On June 30, 2005, we entered into a settlement agreement with Business Consulting Group Unlimited, Inc., a Nevada company, pursuant to which BCGU forgave the outstanding debt we owed BCGU in exchange for our payment to BCGU of $47,500 and 500,000 restricted shares of our common stock.

On July 30, 2005, our board of directors appointed Messrs. Mark L. Baum and James B. Panther to our board of directors.

On August 26, 2005, directors Louis J. Paulsen, Robert Bliss and Jim Cartmill resigned from their positions as a director of the company. The resignations were not because of any disagreements with the company on matters relating to its operations, policies and practices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

	Three Months Ended September 30

	2005	2004

Total Sales	-	$1,131,671

We had no sales for the three months ended September 30, 2005 as compared with $1,131,671 for the three months ended September 30, 2004. This reduction in sales is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

	Nine Months Ended September 30

	2005	2004

Total Sales	$2,525,242	$2,489,347

We had sales of $2,525,242 for the nine months ended September 30, 2005 as compared with $2,489,347 for the nine months ended September 30, 2004. Although this period evidences a slight increase in sales, looking forward we expect a reduction in sales due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $1 in the three months ended September 30, 2005 as compared with $351,331 for the three months ended September 30, 2004. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

Cost of Revenues including costs of goods sold and selling expenses were $893,792 in the nine months ended September 30, 2005 as compared with $1,172,784 for the nine months ended September 30, 2004. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained no general or administrative expenses in the three months ended September 30, 2005 as compared with $570,389 for the three months ended September 30, 2004. This reduction in general and administrative expenses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

General or administrative expenses for the nine months ended September 30, 2005 were $1,272,129 as compared with $1,194,171 for the nine months ended September 30, 2004. Although this period evidences a slight increase in expenses, looking forward we expect a reduction in expenses due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

NET PROFIT FROM OPERATIONS

	Three Months Ended September 30

	2005	2004

Net Profit (Loss)	-	$204,428

For the three months ended September 30, 2005, we had no net profit on operations as compared with a net profit of $204,428 on operations or about 18% of sales for the three months ended September 30, 2004. This reduction in net profits is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

	Nine Months Ended September 30

	2005	2004

Net Profit	$328,986	$116,289

For the nine months ended September 30, 2005, we had a net profit of $328,986 on operations or about 13% of sales as compared with a net profit of $116,289 on operations or about 4% of sales for the nine months ended September 30, 2004. Although this period evidences a slight increase in profits, looking forward we expect a reduction in profits due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand remained constant for the three months ended September 30, 2005 at $49,076 as compared to $49,076 for the three months ended September 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2004. As of September 30, 2005, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently do not have any employees. We hire contract labor on an as need basis. We have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended September 30, 2005.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2005, our shareholders voted in favor of changing our name to Alpha Nutra, Inc.

ITEM 5.  OTHER INFORMATION

On July 3, 2005, our Board of Directors appointed Messrs. Mark L. Baum and James B. Panther to our Board of Directors

Mark L. Baum, Esq
President, Chief Financial Officer and Director

Mr. Baum is our President, Chief Financial Officer and one of our Directors. He is not a full time employee and has other outside commitments. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm, PC a firm which he founded in 1998 and has been operating on an ongoing basis. Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures. Mr. Baum’s law practice focuses on securities laws and related issues for small-cap and micro-cap publicly reporting companies. Mr. Baum is also a director of PNG Ventures, Inc. a publicly traded company.

James B. Panther, II
Director

Mr. Panther is one of our directors. He is not a full time employee and has other outside commitments. His career has focused on managing fund raising, financing, M & A, and advisory services in a merchant banking environment. In addition to acting as a director, Mr. Panther heads, and is a principal of, Business Consulting Group Unlimited, Inc.’s Capital Markets Group where he brings a combination of corporate finance, operational, and strategic experience to the firm since joining in 2001. Prior to BCGU, Mr. Panther was Managing Director of Brighton Capital Partners, LLC, a merchant banking firm, from 1998 to 2001. Prior to joining Brighton Capital Partners, LLC, Mr. Panther was Managing Partner of Bristol Partners from 1994 to 1998 where he was responsible for portfolio investments. Mr. Panther holds B.A. in Finance from Boston College and a General Course Degree in Economics from the University of Granada, Granada, Spain.  He is fluent in English and Spanish.

On August 26, 2005 Directors Louis J. Paulsen, Robert Bliss and Jim Cartmill resigned from their positions as Directors of the company. The resignations were not because of any disagreements with the company on matters relating to its operations, policies or practices.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.1.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on September 20, 2006 and incorporated herein by reference.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on April 6, 1992 and incorporated herein by reference.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2005

------INDEX------

                                            Consolidated Balance Sheets

                                        Consolidated Statements of Operations

                                          Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	September 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$49,076	$263,887
Accounts receivable	-	497,911
Inventory	-	801,436
Other receivable	-	179,261
Employee advances	-	615

Total Current Assets	49,076	1,743,110

Net Property & Equipment	-	407,517

Other Assets
Deposit	-	14,752

Total Other Assets	-	14,752

TOTAL ASSETS	$49,076	$2,165,379

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - LTH	$-	$638,242
Note payable	-	6,000
Income taxes payable	-	31,233
Sales tax payable	-	5,830
Insurance payable	-	360
Payroll taxes payable	-	6,780
Business line - WM	-	35,000
Loan Payable	-	8,671
Wages payable	-	506

Total Current Liabilities	-	732,622

Long-term Liabilities
SBA Loan	-	128,219

Total Long-term Liabilities	-	128,219

Stockholders' Equity
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 432,502 and 10,490,796 shares issued
and outstanding as of September 30, 2005 and
December 31, 2004, respectively)	435	10,493
Paid-in capital	5,404,585	6,978,975
Retained earnings (deficit)	(5,355,944)	(5,684,930)

Total Stockholders' Equity	49,076	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$49,076	$2,165,379

ALPHA NUTRA, INC.
Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2004	2004

Revenues

Income	$2,525,242	2,489,347	$-	1,131,671

Total Revenues	2,525,242	2,489,347	-	1,131,671

Costs of Sales
Purchases	893,792	1,172,784	-	351,331

Total Costs of Sales	893,792	1,172,784	-	351,331

Gross Profit	1,631,450	1,316,563	-	780,340

Operating Costs
Depreciation & amortization	-	5,471	-	1,368
Bad Debt	9,592	-	-	-
General & administrative expenses	1,262,537	1,188,700	-	569,021

Total Operating Costs	1,272,129	1,194,171	-	570,389

Net Operating Income / (Loss)	359,321	122,392	-	209,951

Other Income (Expenses)
Interest expense	(5,963)	(2,012)	-	(1,432)
Other income (expenses)	(24,372)	(4,091)	-	(4,091)

Total Other Income (Expenses)	(30,335)	(6,103)	-	(5,523)

NET INCOME (LOSS)	$328,986	116,289	$-	204,428

BASIC EARNING (LOSS) PER SHARE	$0.04	1.27	$-	2.22

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,320,188	91,442	534,494	92,220

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$328,986	$-
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	407,039
Recapitalization in sale of subsidiaries	(1,991,487)
Changes in operating assets and liabilities:		-
(Increase) decrease in accounts receivable	677,172	-
(Increase) decrease in inventory	801,436	-
(Increase) decrease in deposits	14,752	-
(Increase) decrease in employee advances	615	-
Increase (decrease) in income tax payable	(31,233)	-
Increase (decrease) in accounts payable	(638,242)	-
Increase (decrease) in insurance payable	(360)	-
Increase (decrease) in payroll taxes payable	(6,780)	-
Increase (decrease) in sales tax payble	(5,830)	-
Increase (decrease) in wages payable	(506)	-
Increase (decrease) in business line WM	(35,000)	-

Net cash provided (used) by operating activities	(479,438)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	407,517	-

Net cash provided (used) by investing activities	407,517	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	(14,671)	-
Payments to SBA loan	(128,219)	-

Net cash provided (used) by financing activities	(142,890)	-

Net increase (decrease) in cash	(214,811)	-

Cash at beginning of period	263,887	-

Cash at end of period	$49,076	$-

Supplemental cash flows disclosures:

Cash paid during period for interest	$5,963	$-
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$-
Recapitalization in sale of subsidiaries	$1,991,487	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

On June 30, 2005, the Company entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby the Company exchanged 100% of the Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by the Company for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones. The 10,465,333 shares of common stock the Company received from GMGH, Golden Tones and the owners were retired by the Company. Following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc. The Company retained ownership of the AlphaNutra.com business.