Form 10KSB
period 2005-12-31
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-19644

ALPHA NUTRA, INC.
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

The issuer’s revenues for the most recent fiscal year were $2,525,242.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $293,971 as of December 31, 2005 based upon the $.55 share price at which the common equity was sold.

As of December 31, 2005 there were 534,494 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Alpha Nutra, Inc., a Nevada corporation, sells vitamins and nutritional supplements as well as other health related products. We entered into this business on January 1, 2004 as part of a Plan of Reorganization approved by the United States Bankruptcy Court for the Southern District of California.

On June 30, 2005, we entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby we sold our operating companies: Avidia Nutrition and Let’s Talk Health, Inc. We retained ownership of our wholly owned subsidiary, AlphaNutra.com, which currently has no business operations. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

Historical Developments of Company

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

On August 26, 2005, directors Louis J. Paulsen, Robert Bliss and Jim Cartmill resigned from their positions directors of the company. The resignations were not because of any disagreements with the company on matters relating to its operations, policies and practices.

Business Operations Prior to 2003

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

Business Operations Prior to June 30, 2006.

Alpha Nutra, Inc. sells vitamins, nutritional supplements, and health related devices. The vitamins and supplements include both generic vitamins and special proprietary formulations. Products are currently sold directly to consumers who order them via the mail, telephone and internet. Alpha is seeking to grow by becoming a manufacturer as well as a sales company, and to sell through multiple distribution pipelines including retail stores and the offices of health care professionals, especially chiropractors and nutritionists. This strategy will be dependent upon our success in acquiring manufacturing, marketing and distribution companies currently engaged in various aspects of this industry.

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

Not all product categories within nutritional supplements are of equal interest. While over 100 million Americans report taking a supplement regularly and up to 170 million say they have taken a supplement at some time in the last year, many are simply taking a multivitamin or a simple letter vitamin. While vitamin sales should not be overlooked, the real growth in the future is likely to be in products developed to address a particular health condition or to enhance performance. In 2000, when vitamin sales grew at only 1%, specialty supplements such as sports nutrition products grew at 12% and 10% respectively. Alpha Nutra is particularly focused upon specialty supplements, which require superior scientific research, but which also command the industry’s most attractive margins.

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

Employees

As of December 31, 2005, we have no employees.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

Current Nature of Operations

As of July 1, 2005, following the sale of Lets Talk Health, Inc. and Avidia Nutrition, we have no ongoing business operations. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

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

Item 2. Description of Property

We currently share office space with Business Consulting Group Unlimited, Inc. at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011. We do not have a lease and we are currently not paying rent.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 27, 2005, our board recommended, and our shareholders approved the changing of our name to Alpha Nutra, Inc.

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

January 1, 2005 to December 31, 2005 (Pink Sheets)
	High Bid	Low Bid
First Quarter	.55	.55
Second Quarter	.55	.55
Third Quarter	.55	.55
Fourth Quarter	.55	.55

January 1, 2004 to December 31, 2004 (Pink Sheets)
	High Bid	Low Bid
First Quarter	.55	.55
Second Quarter	.55	.55
Third Quarter	.55	.55
Fourth Quarter	.55	.55

As of December 31, 2005, there were approximately 246 record holders of our common stock.

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans approved or not approved by our security holders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0-	n/a	-0-

Total	-0-	n/a	-0-

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

Current Nature of Operations

As of July 1, 2005, following the sale of Lets Talk Health, Inc. and Avidia Nutrition, we have no ongoing business operations.

Operating Companies

We currently operate through our wholly owned subsidiary, AlphaNutra.com. However, AlphaNutra.com has no current operations.

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

Sales for 2005 totaled $2,525,242.

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

Cost of goods sold for 2005 was $1,442,868.

Liquidity and Capital Resources

As of December 31, 2005, we have $0 cash on hand and accounts receivable of $0. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital, we will be unable to continue operations.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

As of December 31, 2005, we had total liabilities of $0 including total current liabilities of $0 and total long term liabilities of $0.

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

Name	Age	Position

Mark L. Baum	34	Director, President, CFO

James B. Panther, II	33	Director, Secretary

Mark L. Baum, Esq.
Director, President and Chief Financial Officer

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

James B. Panther, II
Director, Secretary

Mr. Panther is our Secretary and one of our directors. Mr. Panther, II is not a full time employee and has other outside commitments. His career has focused on managing fund raising, financing, M & A, and advisory services in a merchant banking environment. In addition to acting as our President, Chief Executive Officer, and director, Mr. Panther, II heads, and is a principal of, Business Consulting Group Unlimited, Inc.’s Capital Markets Group where he brings a combination of corporate finance, operational, and strategic experience to the firm since joining in 2001. BCGU currently owns 375,000 shares of our common stock. Prior to BCGU, Mr. Panther, II was Managing Director of Brighton Capital Partners, LLC, a merchant banking firm, from 1998 to 2001. Prior to joining Brighton Capital Partners, LLC, Mr. Panther, II was Managing Partner of Bristol Partners from 1994 to 1998 where he was responsible for portfolio investments. Mr. Panther, II holds B.A. in Finance from Boston College and a General Course Degree in Economics from the University of Granada, Granada, Spain.  He is fluent in English and Spanish.

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

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, through the fiscal years ending December 31, 2005 and 2004.

	Annual Compensation				Long-Term Compensation

						Common Shares
						Underlying Options	All
				Other Annual	Restricted Stock	Granted	Other Compen-
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# of Shares)	sation

James B. Panther, II	2005	-0-	-0-	-0-	-0-	------	-0-
Director
Secretary

Mark L. Baum	2005	-0-	-0-	-0-	-0-	------	-0-
Director
President and CFO

Louis J. Paulsen	2004	$60,000	-0-	-0-	-0-	------	-0-
Director,
President and
Chief Executive Officer

James L. Cartmill	2004	$60,000	-0-	-0-	-0-	------	-0-
Director, Secretary

Robert J. Bliss	2004	-0-	-0-	-0-	-0-	------	-0-
Director

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment and Consultant Agreements

None.

Compensation of Directors

We currently do not compensate our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 932,502 issued and outstanding shares of our common stock as of December 31, 2005 by the following persons:

(1) each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

(2) each of our directors and executive officers; and

(3) all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

James B. Panther, II (1)	500,000(2)	54%(4)
Mark L. Baum (1)	500,000(3)	54%(4)

All directors and officers as a group	500,000	54%

                (1) 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.
(2)	A total of 500,000 shares are held in the name of Business Consulting Group Unlimited, Inc. which Mr. Panther, II is a 50% owner.
(3)	A total of 500,000 shares are held in the name of Business Consulting Group Unlimited, Inc. which Mr. Baum is a 50% owner.
(4)	Business Consulting Group Unlimited, Inc. owns a total of 500,000 shares or approximately 54% of our issued and outstanding common stock.

Item 12. Certain Relationships and Related Transactions.

Related Transactions

None

Our Subsidiaries.

None

Transactions with Promoters

None.

Item 13. Exhibits.

Exhibit	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.1.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on September 20, 2006 and incorporated herein by reference.

3.2.1	Bylaws (Attached as an exhibit to Amendment No. 2 to our Registration Statement on Form 10 filed with the SEC on April 6, 1992.

31.1	Certification of Mark L. Baum pursuant to Rule 13a-14(a)

32.2	Certification of Mark L. Baum pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Armando C. Ibarra, Certified Public Accountants, APC, as our auditors for the year ended December 31, 2005.

Audit Fees

               Armando C. Ibarra, Certified Public Accountants, APC, billed us $5,000 in fees for our annual audit for the year ended December 31, 2005 and for the review of our quarterly financial statements for that year.

              Armando C. Ibarra, Certified Public Accountants, APC, billed us $8,200 in fees for our annual audit for the year ended December 31, 2004 and for the review of our quarterly financial statements for that year.
Audit-Related Fees

      We did not pay any fees to Armando C. Ibarra, Certified Public Accountants, APC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2005 and December 31, 2004.

Tax and All Other Fees

We did not pay any fees to Armando C. Ibarra, Certified Public Accountants, APC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2005 and December 31, 2004.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Armando C. Ibarra, Certified Public Accountants, APC the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2005, and for the year then ended, none of the hours expended on Armando C. Ibarra, Certified Public Accountants, APC’s engagement to audit those financial statements were attributed to work by persons other than Armando C. Ibarra, Certified Public Accountants, APC’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NUTRA, INC.

By: /s/ Mark L. Baum
Mark L. Baum
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, and Chief Financial Officer	September 20, 2006

/s/ James B. Panther, II James B. Panther	Director, Secretary	September 20, 2006

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Alpha Nutra, Inc.
(Formally Sierra- Rockies, Corp.) as of December 31, 2005, and related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with US generally accepted accounting principles.

/s/ Armando C. Ibarra

Armando C. Ibarra, CPA

Chula Vista, Ca.
July 13, 2006

ALPHA NUTRA, INC.
Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	December 31,
	2005	2004

CURRENT ASSETS
Cash	$-	$263,887
Accounts receivable	-	497,911
Inventory	-	801,436
Other receivable	-	179,261
Employee advances	-	615

Total Current Assets	-	1,743,110

NET PROPERTY & EQUIPMENT	-	407,517

OTHER ASSETS
Deposits	-	14,752

Total Other Assets	-	14,752

TOTAL ASSETS	$-	$2,165,379

ALPHA NUTRA, INC.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	As of	As of
	December 31,	December 31,
	2005	2004

CURRENT LIABILITIES
Accounts payable	$-	$638,242
Line of credit	-	35,000
Sales tax payable	-	5,830
Income taxes payable	-	31,233
Wages payable	-	506
Payroll taxes payable	-	6,780
Insurance payable	-	360
Note payable	-	6,000
Loan payable - current portion	-	8,671

Total Current Liabilities	-	732,622

LONG-TERM LIABILITIES
Loan payable	-	128,219

Total Long-Term Liabilities	-	128,219

TOTAL LIABILITIES	-	860,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares authorized
932,502 and 10,490,796 shares issued and outstanding
as of December 31, 2005 and 2004, respectively)	935	10,493
Additional paid-in capital	5,904,085	6,978,975
Retained earnings (deficit)	(5,905,020)	(5,684,930)

Total Stockholders' Equity (Deficit)	-	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$2,165,379

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

REVENUES
Sales	$2,525,242	$3,603,329
Sales discounts & credits	-	(111,075)
Returns and allowances	-	(43,696)

Total Revenues	2,525,242	3,448,558

COST OF REVENUES	(1,442,868)	(1,684,291)

GROSS PROFIT	1,082,374	1,764,267

OPERATING COSTS
Depreciation expense	-	5,471
Bad debts	-	35,000
Administrative expenses	1,296,501	1,817,982

Total Operating Costs	1,296,501	1,858,453

OPERATING INCOME (LOSS)	(214,127)	(94,186)

OTHER INCOME & (EXPENSES)

Interest expense	(5,963)	(2,012)
Other expense	-	(5,636)

Total Other Income & (Expenses)	(5,963)	(7,648)

NET INCOME (LOSS)	$(220,090)	$(101,834)

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,611,516	1,572,992

ALPHA NUTRA, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2005

			Additional
	Common	Common	Paid-in	Retained	Total
	Shares	Stock	Capital	Earnings

Balance, December 31, 2003	22,889	24	5,601,262	(5,583,096)	18,190

Recapitalization (note 1)	66,667	67	30,836		30,903

Stock issued for services rendered on
March 11, 2004 @ $0.50 per share	1,689	2	37,998		38,000

Stock issued for services rendered on
August 11, 2004 @ $0.001 per share	996	1			1

Stock issued for relief of debt on
November 10, 2004	8,598,556	8,599	1,308,879		1,317,478

Stock issued for services rendered on
November 10, 2004 @ $0.001 per share	1,800,000	1,800			1,800

Net loss for the year ended
December 31, 2004				(101,834)	(101,834)

Balance, December 31, 2004	10,490,796	10,493	6,978,975	(5,684,930)	1,304,538

Stock issued in employee bonus
January 18, 2005	407,039	407	406,632		407,039

Recapitalization (note 1)	(10,465,333)	(10,465)	(1,981,022)		(1,991,487)

Stock issued for services rendered on
December 5, 2005 @ $0.001 per share	500,000	500	499,500		500,000

Net loss for the year ended
December 31, 2005				(220,090)	(220,090)

Balance, December 31, 2005	932,502	$935	$ 5,904,085	$(5,905,020)	$ -

ALPHA NUTRA, INC. Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(220,090)	$(101,834)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	5,471
Common stock issued for relief of debt	-	1,317,478
Common stock issued for services	907,039	39,803
Common stock issued in recapitalization	-	30,903
Assets exchange agreement	(1,991,487)	-
Bad debts	-	35,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	497,911	(497,911)
(Increase) decrease in inventory	801,436	(801,436)
(Increase) decrease in income tax benefit	179,261	(179,261)
(Increase) decrease in employee advances	615	(615)
(Increase) decrease deposits	14,752	(14,752)
Increase (decrease) in accounts payable	(638,242)	544,568
Increase (decrease) in sales tax payable	(5,830)	5,830
Increase (decrease) in income taxes payable	(31,233)	31,233
Increase (decrease) in payroll taxes payable	(6,780)	6,780
Increase (decrease) in other wages payable	(506)	506
Increase (decrease) in insurance payable	(360)	360

Net Cash Provided by (Used in) Operating Activities	(493,514)	422,121

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	407,517	(412,988)

Net Cash Provided by (Used in) Investing Activities	407,517	(412,988)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on loan payable	(136,890)	136,890
Payments on note payable	(6,000)	6,000
Payments to line of credit	(35,000)	-

Net Cash Provided by (Used in) Financing Activities	(177,890)	142,890

Net Increase (Decrease) in Cash	(263,887)	152,023

Cash at Beginning of Year	263,887	111,864

Cash at End of Year	$-	$263,887

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$5,963	$2,012

Cash paid during year for taxes	$-	$-

Non-Cash Activities

Common stock issued for services	$907,039	$39,803

Common stock cancelled in asset exchange agreement	$1,991,487	$-

ALPHA NUTRA, INC.
Notes to Consolidated Financial Statements
As of December 31, 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

Alpha Nutra, Inc. was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92008. The Company was originally known as TJB Enterprises, Inc. It changed its name to Gallery Rodeo International in 1991, Sierra-Rockies Corporation in 1996, Alpha Nutraceuticals in 2004 and Alpha Nutra, Inc. on January 27, 2005.

On January 2, 2003 the Company filed a Voluntary Petition for a Chapter 11 proceeding in the United States Bankruptcy Court, Southern District of California. The Company had previously filed similar petitions in 1998 and 2001 but was unable to gain approval for a plan of reorganization in those filings. However on November 6, 2003 the Court approved the Plan of
Reorganization proposed by the Company. The Plan included the following provisions:

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

The creditors of the Company would receive 570,001 units in exchange for all of their claims against the Company.

Additional units were to be granted to former management (76,000 units), to the bankruptcy attorney (50,000 units), and to administrative lenders (300,000 units). An additional 56,802 "A" warrants and 56,802 "B" warrants were to be issued to former control persons.

The Company was ordered to acquire the business of Let's Talk Health, Inc. (LTH) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and, as provided in the Plan, Louis Paulsen, the president of LTH, and other members of the management team of LTH, took over the management of the Company.

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

Nature of Operations

As of July 1, 2005, following the sale of Lets Talk Health, Inc. and Avidia Nutrition, the Company has no ongoing business operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

b.	Basis of Consolidation

The consolidated financial statements of Alpha Nutra, Inc. for the year ended 2004 include those accounts of Let’s Talk Health, Inc., and Avidia Nutrition. All significant intercompany transactions have been eliminated. On June 30, 2005, the Company in an assets exchange agreement relinquished ownership in all its subsidiaries. As of December 31, 2005 the financial statements reflect the financial position of solely Alpha Nutra, Inc.

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

e.Estimates

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

f. Concentration of Credit Risk

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

g. Basic Earnings per Share

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

h. Income Taxes

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

NOTE 3. INVENTORY

Inventory at December 31, 2005 and 2004 is summarized as follows:

	December 31, 2005	December 31, 2004

Vitamins & nutritional supplements	$0	$610,874
Raw Materials	0	190,562

Total inventory	$0	$801,436

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

	December 31,	December 31,
	2005	2004

Equipment	$ 0	$ 120,495
Furniture	0	30,272
Leasehold Improvements	0	301,106
	$ 0	$ 451,873
Less Accumulated Depreciation	0	(44,356)
Net Property and Equipment	$ 0	$ 407,517

Depreciation expense for the years ended December 31, 2005 and 2004 was $-0- and $5,471, respectively.

NOTE 5. BASIC & DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

	December 31,	December 31,
	2005	2004

Net loss from operations	$ (220,090)	$ (101,834)

Basic loss per share	$ (0.04)	$ (0.06)

Weighed average number of common shares outstanding	5,611,516	1,572,992

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

NOTE 6. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Provision for income taxes for the year ended December 31, 2004 consists solely of the minimum California franchise tax due for the Company.

At December 31, 2005 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

December 31, 2005

Net losses as of 12/31/05	5,905,020

Gross income tax benefit	2,007,707
Valuation allowance	(2,007,707)
Net income tax benefit	$ -0-

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

NOTE 7. ACQUISITIONS

On January 1, 2004, the Alpha Nutra, Inc. and Let’s Talk Health, Inc. entered into an asset purchase agreement. This agreement was entered into as part of a Plan of Reorganization proposed by the Buyer to the United States Bankruptcy Court. In consideration of the transfer to Buyer (Alpha Nutra) of the Assets and the Intellectual Property, Buyer agrees to deliver to the Company or its designees 3,000,000 shares of the Buyer’s Common Stock. Subsequent to the purchase agreement the Company will retain control.

On May 1, 2004, the Company entered into an agreement were Alpha Nutra, Inc. would purchase the assets subject to liabilities of Avidia Nutrition, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Avidia Nutrition is in the business of manufacturing and selling of vitamins and nutritional supplements.

On June 30, 2005, the Company entered into an assets purchase agreement were Alpha would relinquish ownership in Let’s Talk Health, Inc. and Avidia Nutrition, Inc. in exchange for 10,465,333 of the Company’s common stock.

As of July 1, 2006, the operating results of the Company were solely of Alpha Nutra, Inc.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2005:

•	Common stock, $ 0.001 par value; 100,000,000 shares authorized; 932,502 shares issued and outstanding.