Form 10QSB
period 2006-03-31
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	000-19644	20-1778374
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92008
(Address of principal executive offices)

(888) 772-1288
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

534,494 common shares outstanding, $0.001 par value, at March 31, 2006

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

SALES

	Three Months Ended March 31

	2006	2005

Total Sales	-	$1,491,951

We had no sales for the three months ended March 31, 2006 as compared with $1,491,951 for the three months ended March 31, 2006. This reduction in sales is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

COST OF REVENUES

We had no costs associated with revenues in the three months ended March 31, 2006 as compared with $781,110 for the three months ended March 31, 2005. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained no general and administrative expenses in the three months ended March 31, 2006 as compared with $1,127,139 for the three months ended March 31, 2005. This reduction in expenses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

NET PROFIT FROM OPERATIONS

	Three Months Ended March 31

	2006	2005

Net Profit (Loss)	-	($418,881)

For the three months ended March 31, 2006, we had no profits or losses from operations as compared with a net loss of $418,881 on operations or about 28% of sales for the three months ended March 31, 2005. This reduction in net losses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended September 30, 2005 was $0 as compared to $49,076 for the three months ended September 30, 2004. This reduction in cash on hand is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2005. As of March 31, 2006, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently do not have any employees. We hire contract labor on an as need basis. We have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31,2006.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2006

------INDEX------

                                            Consolidated Balance Sheets

                                        Consolidated Statements of Operations

                                          Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Balance Sheets

ASSETS
	As of	As of
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares
authorized; 932,502 and 10,490,796 shares issued and
outstanding as of March 31, 2006 and December 31, 2005)	935	935
Additional paid-in capital	5,904,085	5,904,085
Retained earnings (deficit)	(5,905,020)	(5,905,020)

Total Stockholders' Equity (Deficit)	-	-

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

REVENUES
Sales	$-	$1,491,951

Total Revenues	-	1,491,951

COST OF REVENUES	-	781,110

GROSS PROFIT	-	710,841

OPERATING COSTS
Administrative expenses	-	1,127,139

Total Operating Costs	-	1,127,139

OPERATING INCOME (LOSS)	-	(416,298)

OTHER INCOME & (EXPENSES)

Interest expense	-	(2,513)

Total Other Income & (Expenses)	-	(2,513)

NET INCOME (LOSS)	$-	$(418,811)

BASIC EARNINGS (LOSS) PER SHARE	$-	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	932,502	10,820,950

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$-	$(418,811)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	9,871
Common stock issued for services	-	407,039
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(426,618)
(Increase) decrease in notes receivable	-	(283,322)
(Increase) decrease in inventory	-	147,645
(Increase) decrease in deposits	-	(14,109)
Increase (decrease) in accounts payable	-	(18,531)
Increase (decrease) in customer advances	-	13,148
Increase (decrease) in sales tax payble	-	10,707
Increase (decrease) in wages payable	-	2,571
Increase (decrease) in business line WM	-	33,285

Net Cash Provided by (Used in) Operating Activities	-	(537,127)

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	-	(87,700)

Net Cash Provided by (Used in) Investing Activities	-	(87,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	-	136,100
Proceeds from note payable	-	413,692
Proceeds from SBA loan	-	8,771

Net Cash Provided by (Used in) Financing Activities	-	558,563

Net Increase (Decrease) in Cash	-	(66,264)

Cash at Beginning of period	-	263,887

Cash at End of period	$-	$197,623

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$2,513

Cash paid during period for taxes	$-	$-

Non-Cash Activities

Common stock issued for services	$-	$407,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying March 31, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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