Form 10QSB
period 2006-06-30
ALPHA  NUTRACEUTICALS INC
filed 2006-09-20
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

	Three Months Ended June 30

	2005	2004

Total Sales	$1,033,291	$678,430

Sales for the three months ended June 30, 2005 were $1,033,291 as compared with $678,430 for the three months ended June 30, 2004. The increase in revenues from the previous year was attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Although revenues increased this quarter, looking forward we expect little to no revenues or growth due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

	Six Months Ended June 30

	2005	2004

Total Sales	$2,525,242	$1,357,676

Sales for the six months ended June 30, 2005 were $2,525,242 as compared with $1,357,676 for the six months ended June 30, 2004. The increase in revenues from the previous year was attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Although revenues increased this quarter, looking forward we expect little to no revenues or growth due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $112,683 in the three months ended June 30, 2005 as compared with $427,490 for the three months ended June 30, 2004. The decrease in cost of revenues from the previous year is attributable to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no costs associated with revenues.

Cost of Revenues including costs of goods sold and selling expenses were $893,793 in the six months ended June 30, 2005 as compared with $821,453 for the six months ended June 30, 2004. The increase in revenues from the previous year is attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no costs associated with revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $144,990 in the three months ended June 30, 2005 as compared with $247,328 for the three months ended June 30, 2004. The decrease in general and administrative expenses from the previous year was attributable to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no general or administrative expenses.

General and administrative expenses were $1,272,129 in the six months ended June 30, 2005 as compared with $623,782 for the six months ended June 30, 2004. The increase in general and administrative expenses from the previous year was attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no general or administrative expenses.

NET PROFIT FROM OPERATIONS

	Three Months Ended June 30

	2005	2004

Net Profit	$747,796	$3,032

For the three months ended June 30, 2005 we earned $775,618 on operations or about 72% percent of sales as compared with a net profit of $3,032 on operations or about .004% of sales for the three months ended June 30, 2004. This increase in net profit is largely is attributable to the expansion of our retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no net profits from operations.

	Six Months Ended June 30

	2005	2004

Net Profit (Loss)	$328,985	($88,139)

For the six months ended June 30, 2005, earned $328,985 on operations or about 13% percent of sales as compared with a net loss of $88,139 on operations or about 6% of sales for the six months ended June 30, 2004. This increase in net profit is largely is attributable to the expansion of our retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no net profits from operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand decreased slightly for the three months ended June 30, 2005 to $49,076 versus $50,080 for the three months ended June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2004. As of June 30, 2005, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

As of June 30, 2005, we employed 9 full-time employees, 2 of whom held executive management positions. Of the remaining full-time employees, 4 were employed in sales and marketing, and 3 in shipping and receiving.

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

During our most recently completed fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2005.

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

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, Chief Executive Officer and Chief Financial Officer	September 20,2006

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2005

------INDEX------

                                            Consolidated Balance Sheets

                                          Consolidated Statements of Operations

                                            Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	June 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$49,076	$263,887
Accounts receivable	-	677,172
Inventory	-	801,436
Employee advances	-	615

Total Current Assets	49,076	1,743,110

Net Property & Equipment	-	407,517

Other Assets
Deposit	-	14,752

Total Other Assets	-	14,752

TOTAL ASSETS	$49,076	$2,165,379

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$-	$638,242
Note payable	-	6,000
Income taxes payable	-	31,233
Sales tax payable	-	5,830
Insurance payable	-	360
Payroll taxes payable	-	6,780
Business line - WM	-	35,000
Loan Payable	-	8,671
Wages payable	-	506

Total Current Liabilities	-	732,622

Long-term Liabilities
SBA Loan	-	128,219

Total Long-term Liabilities	-	128,219

Stockholders' Equity
Common stock, ($0.001 par value,
100,000,000 shares authorized; 432,502 and
10,490,796 shares issued and outstanding
as of June 30, 2005 and
December 31, 2004, respectively)	435	10,493

Paid-in capital	5,404,585	6,978,975
Retained earnings (deficit)	(5,355,944)	(5,684,930)

Total Stockholders' Equity	49,076	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$49,076	$2,165,379

ALPHA NUTRA , INC.
Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2004

Revenues

Income	$1,033,291	2,525,242	$678,430	$1,357,676

Total Revenues	1,033,291	2,525,242	678,430	1,357,676

Costs of Sales
Cost of Revenues	112,683	893,793	427,490	821,453

Total Costs of Sales	112,683	893,793	427,490	821,453

Gross Profit	920,608	1,631,449	250,940	536,223

Operating Costs
Bad Debts	9,592	9,592	-	4,103
General & administrative expenses	135,398	1,262,537	247,328	619,679

Total Operating Costs	144,990	1,272,129	247,328	623,782

Net Operating Income / (Loss)	775,618	359,320	3,612	(87,559)

Other Income (Expenses)
Interest expense	(3,450)	(5,963)	(580)	(580)
Other income	(24,372)	(24,372)		-

Total Other Income (Expenses)	(27,822)	(30,335)	3,032	(580)

NET INCOME (LOSS)	$747,796	328,985	$3,032	$(88,139)

BASIC EARNING (LOSS) PER SHARE	$0.07	0.03	$0.01	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	10,499,827	10,801,875	534,494	534,494

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$328,985	$-
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	407,039
Recapitalization in sale of subsidiaries	(1,991,487)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	677,172	-
(Increase) decrease in inventory	801,436	-
(Increase) decrease in deposits	14,752	-
(Increase) decrease in employee advances	615	-
Increase (decrease) in income tax payable	(31,233)	-
Increase (decrease) in accounts payable	(638,242)	-
Increase (decrease) in insurance payable	(360)
Increase (decrease) in payroll taxes payable	(6,780)
Increase (decrease) in sales tax payble	(5,830)	-
Increase (decrease) in wages payable	(506)	-
Increase (decrease) in business line WM	(35,000)	-

Net cash provided (used) by operating activities	(479,439)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	407,517	-

Net cash provided (used) by investing activities	407,517	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	(14,671)	-
Payments to SBA loan	(128,219)	-

Net cash provided (used) by financing activities	(142,890)	-

Net increase (decrease) in cash	(214,812)	-

Cash at beginning of period	263,887	-

Cash at end of period	$49,075	$-

Supplemental cash flows disclosures:

Cash paid during period for interest	$5,963	$-
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$-
Recapitalization in sale of subsidiaries	$1,991,487	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying June 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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