Form 10QSB/A
period 2006-06-30
ALPHA  NUTRACEUTICALS INC
filed 2006-09-21
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

534,494 common shares outstanding, $0.001 par value, at June 30, 2006

Transitional Small Business Disclosure Format: No

Introduction: This Form 10-QSB/A for the quarterly period ended June 30, 2006 is being filed in order to amend an incorrect date in the original filing of Form 10-QSB for the quarterly period ended June 30, 2006.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

	Three Months Ended June 30

	2006	2005

Total Sales	-	$1,033,291

We had no sales for the three months ended June 30, 2006 as compared with $1,033,291 for the three months ended June 30, 2005. This reduction in sales is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

	Six Months Ended June 30

	2006	2005

Total Sales	-	$2,252,242

We had no sales for the six months ended June 30, 2006 as compared with $2,252,242 for the six months ended June 30, 2005. This reduction in sales is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry

COST OF REVENUES

We had no costs associated with revenues in the three months ended June 30, 2006 as compared with $112,683 for the three months ended June 30, 2005. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

We had no costs associated with revenues in the six months ended June 30, 2006 as compared with $893,793 for the six months ended June 30, 2005. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained no general and administrative expenses in the three months ended June 30, 2006 as compared with $144,990 for the three months ended June 30, 2005. This reduction in expenses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

We sustained no general and administrative expenses in the six months ended June 30, 2006 as compared with $1,272,129 for the six months ended June 30, 2005. This reduction in expenses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

NET PROFIT FROM OPERATIONS

	Three Months Ended June 30

	2006	2005

Net Profit	-	$747,796

For the three months ended June 30, 2006, we had no profits or losses from operations as compared with a net profit of $747,796 on operations or about 72% of sales for the three months ended June 30, 2005. This reduction in net profits is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

	Six Months Ended June 30

	2006	2005

Net Profit	-	$328,985

For the six months ended June 30, 2006, we had no profits or losses from operations as compared with a net profit of $328,985 on operations or about 13% of sales for the six months ended June 30, 2005. This reduction in net profits is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended June 30, 2006 was $0 as compared to $49,076 for the three months ended June 30, 2005. This reduction in cash on hand is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

We have no known contractual obligations or commercial commitments extending out more than 30 days.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for 2005. As of June 30, 2006, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently do not have any employees. We hire contract labor on an as need basis. We have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2006.

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

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, Chief Executive Officer and Chief Financial Officer	September 21, 2006

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2006

------INDEX------

                                            Consolidated Balance Sheets

                                        Consolidated Statements of Operations

                                          Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Balance Sheets

ASSETS

	As of	As of
	June 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares
authorized; 932,502 and 10,490,796 shares issued and
outstanding as of June 30, 2006 and December 31, 2005)	935	935
Additional paid-in capital	5,904,085	5,904,085
Retained earnings (deficit)	(5,905,020)	(5,905,020)

Total Stockholders' Equity (Deficit)	-	-

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

ALPHA NUTRA, INC.
Statements of Operations

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

REVENUES
Sales	$-	$2,525,242	$-	$1,033,291

Total Revenues	-	2,525,242	-	1,033,291

COST OF REVENUES	-	(893,793)	-	(112,683)

GROSS PROFIT	-	1,631,449	-	920,608

OPERATING COSTS
Bad debts	-	9,592		9,592
Administrative expenses	-	1,262,537	-	135,398

Total Operating Costs	-	1,272,129	-	144,990

OPERATING INCOME (LOSS)	-	359,320	-	775,618

OTHER INCOME & (EXPENSES)

Interest expense	-	(5,963)	-	(3,450)
Other income		(24,372)		(24,372)

Total Other Income & (Expenses)	-	(30,335)	-	(27,822)

NET INCOME (LOSS)	$-	$328,985	$-	$747,796

BASIC EARNINGS (LOSS) PER SHARE	$-	$0.03	$-	$0.07

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	932,502	10,801,875	932,502	10,820,950

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$-	$328,985
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	-	407,039
Recapitalization in sale of subsidiaries	-	(1,991,487)
Changes in operating assets and liabilities:	-
(Increase) decrease in accounts receivable	-	677,172
(Increase) decrease in inventory	-	801,436
(Increase) decrease in deposits	-	14,752
(Increase) decrease in employee advances	-	615
Increase (decrease) in income tax payable	-	(31,233)
Increase (decrease) in accounts payable	-	(638,242)
Increase (decrease) in insurance payable	-	(360)
Increase (decrease) in payroll taxes payable	-	(6,780)
Increase (decrease) in sales tax payble	-	(5,830)
Increase (decrease) in wages payable	-	(506)
Increase (decrease) in business line WM	-	(35,000)

Net cash provided (used) by operating activities	-	(479,439)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	-	407,517

Net cash provided (used) by investing activities	-	407,517

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	-	(14,671)
Payments to SBA loan	-	(128,219)

Net cash provided (used) by financing activities	-	(142,890)

Net increase (decrease) in cash	-	(214,811)

Cash at beginning of period	-	263,887

Cash at end of period	$-	$49,076

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$5,963
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$-	$407,039
Recapitalization in sale of subsidiaries	$-	$1,991,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying June 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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