Form 10QSB/A
period 2004-09-30
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

ALPHA NUTRACEUTICALS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	000-19644	33-0300193
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

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

92,239 common shares outstanding, $0.001 par value, at September 30, 2004

Transitional Small Business Disclosure Format: No

Introduction: This Form 10-QSB/A for the quarterly period ended September 30, 2004 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended September 30, 2004.
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

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, Chief Executive Officer and Chief Financial Officer	November 13, 2006

ALPHA NUTRACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2004

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2004	2003

ASSETS

Current Assets
Cash	$133,368	$111,864
Accounts receivable	746,443	-
Notes receivable	5,241	-
Inventory	769,721	-
Employee advances	1,335	-
Prepaid expenses	35,300	-

Total Current Assets	1,691,408	111,864

Net Property & Equipment	199,419	-

Other Assets
Investment in other Co.	29,091	-
Deposit	13,357	-

Total Other Assets	42,448	-

TOTAL ASSETS	$1,933,275	$111,864

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$553,147	$93,675
Income taxes payable	31,233	-
Sales tax payable	3,210	-
Insurance payable	360	-
Business line - WM	35,000	-

Total Current Liabilities	622,950	93,675

Long-term Liabilities
Note payable - related party	323,197	-
Note payable - Health Advances	646,755	-
SBA Loan	136,990	-

Total Long-term Liabilities	1,106,942	-

Total Liabilities	1,729,892	93,675

Stockholders' Equity
Common stock, ($0.001 par value, 50,000,000 shares authorized; 92,239 and 22,888 shares issued and outstanding as of September 30, 2004
and December 31, 2003, respectively)	95	23
Paid-in capital	5,670,096	5,601,262
Retained earnings (deficit)	(5,466,808)	(5,583,096)

Total Stockholders' Equity	203,383	18,189

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$1,933,275	$111,864

See notes to Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003

Revenues
Income	$1,131,671	2,489,347	$-	-

Total Revenues	1,131,671	2,489,347	-	-

Costs of Sales
Cost of sales	351,331	1,172,784	-	-

Total Costs of Sales		1,172,784	-	-

Gross Profit	780,340	1,316,563	-	-

Operating Costs
Depreciation & amortization	1,368	5,471	-	-
General & administrative expenses	569,021	1,188,700	-	-

Total Operating Costs	570,389	1,194,171	-	-

Net Operating Income / (Loss)	209,951	122,392	-	-

Other Income (Expenses)
Interest expense	(1,432)	(2,012)	-	-
Other expenses		(4,091)	-	-

Total Other Income (Expenses)		(6,103)	-	-

NET INCOME (LOSS)	$204,428	116,289	$-	-

BASIC EARNING (LOSS) PER SHARE	$2.22	1.27	$-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	92,220	91,442	3,706	3,706

See Notes to Financial Statement

ALPHA NUTRA, INC.
Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$116,289	$-
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization expense	5,471	-
Common stock issued for services	68,906	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(746,443)	-
(Increase) decrease in notes receivable	(5,241)	-
(Increase) decrease in inventory	(769,721)	-
(Increase) decrease in employee advances	(1,335)	-
(Increase) decrease in prepaid expenses	(35,300)	-
(Increase) decrease in deposits	(13,357)	-
(Increase) decrease in investments in other co.	(29,091)	-
(Increase) decrease in income taxes payable	31,233	-
Increase (decrease) in accounts payable	459,472	-
Increase (decrease) in sales tax payable	3,210	-
Increase (decrease) in business line WM	35,000	-
Increase (decrease) in insurance payable	360	-

Net cash provided (used) by operating activities	(880,547)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	(204,890)	-

Net cash provided (used) by investing activities	(204,890)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	323,197	-
Proceeds from note payable	646,755	-
Proceeds from SBA loan	136,990

Net cash provided (used) by financing activities	1,106,942	-

Net increase (decrease) in cash	21,504	-

Cash at beginning of period	111,864	66

Cash at end of period	$133,368	$66

Supplemental cash flows disclosures:

Cash paid during year for interest	$2,012	$-
Cash paid during year for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$68,906	$-

See Notes to Financial Statements

ALPHA NUTRA, INC.
Notes to Consolidated Financial Statements
As of September 30, 2004

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

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

1.  The Company was permitted to acquire the business of Let’s Talk Health, Inc. (LTH) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and, as provided in the Plan, Louis Paulsen, the former president of LTH, and other members of the management team of LTH, took over the management of the Registrant.

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

NOTE 3 - SUBSEQUENT EVENTS

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