Form 10QSB/A
period 2005-03-31
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

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

Introduction: This Form 10-QSB/A for the quarterly period ended March 31, 2005, is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended March 31, 2005.

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

On October 22, 2004, we formed a wholly owned Nevada subsidiary for the purpose of changing our domicile to the state of Nevada. On December 15, 2004, we merged with and into Alpha Nutraceuticals, Inc., a Nevada Corporation, changing our state of domicile to the state of Nevada. Our merger into Alpha Nutraceuticals increased our authorized stock from 50,000,000 shares to 100,000,000 shares.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2005

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	March 31,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$197,625	$263,887
Accounts receivable	1,103,790	677,172
Inventory	653,791	801,436
Employee advances	615	615

Total Current Assets	1,955,821	1,743,110

Net Property & Equipment	485,346	407,517

Other Assets
Note receivables	283,322	-
Deposit	28,861	14,752

Total Other Assets	312,183	14,752

TOTAL ASSETS	$2,753,350	$2,165,379

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$619,711	$638,242
Customer deposits	13,148	-
Note payable	-	6,000
Income taxes payable	31,233	31,233
Sales tax payable	16,537	5,830
Insurance payable	360	360
Payroll taxes payable	6,780	6,780
Business line - WM	68,285	35,000
Loan Payable	-	8,671
Wages payable	3,077	506

Total Current Liabilities	759,131	732,622

Long-term Liabilities
Note payable - related party	136,100	-
Note payable	428,363	-
SBA Loan	136,990	128,219

Total Long-term Liabilities	701,453	128,219

Total Liabilities	1,460,584	860,841

Stockholders' Equity
Common stock, ($0.001 par value, 100,000,000 shares authorized;
10,499,827 and 10,490,795 shares issued and outstanding
as of March 31, 2006 and December 31, 2005, respectively)	10,502	10,493
Paid-in capital	7,386,005	6,978,975
Retained earnings (deficit)	(6,103,741)	(5,684,930)

Total Stockholders' Equity	1,292,766	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$2,753,350	$2,165,379

See Notes to Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Revenues

Income	$1,491,951	$679,246

Total Revenues	1,491,951	679,246

Costs of Sales
Cost of revenues	781,110	(393,963)

Total Costs of Sales	781,110	(393,963)

Gross Profit	710,841	285,283

Operating Costs
General & administrative expenses	1,127,139	376,454

Total Operating Costs	1,127,139	376,454

Net Operating Income / (Loss)	(416,298)	(91,171)

Other Income (Expenses)
Interest expense	(2,513)	-
Gain (loss) on currency exchange	-
Other income	-

Total Other Income (Expenses)	(2,513)	-

NET INCOME (LOSS)	$(418,811)	$(91,171)

BASIC EARNING (LOSS) PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	10,498,121	4,020,605

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(418,811)	$(91,171)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization expense	9,871	2,051
Common stock issued for services	407,039	38,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(426,618)	(264,707)
(Increase) decrease in notes receivable	(283,322)	-
(Increase) decrease in inventory	147,645	(233,573)
(Increase) decrease in prepaid expenses	-	(5,084)
(Increase) decrease employee advances	-	(285)
(Increase) decrease in deposits	(14,109)	-
Increase (decrease) in accounts payable	(18,531)	356,335
Increase (decrease) in customer advances	13,148	-
Increase (decrease) in sales tax payble	10,707	9,298
Increase (decrease) in income taxes payable	-	31,233
Increase (decrease) in line of credit	-	49,505
Increase (decrease) in insurance payable	-	360
Increase (decrease) in wages payable	2,571	-
Increase (decrease) in business line WM	33,285	-

Net cash provided (used) by operating activities	(537,125)	(108,038)

CASH FLOWS FROM INVESTING ACTIVITIES

Disposal of intangible assets	-	-
Acquisition of property & equipment	(87,700)	(23,008)

Net cash provided (used) by investing activities	(87,700)	(23,008)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in note receivable	-	(50,280)
Change in stockholder loan payable	-	111,197
Proceeds from note payable - related party	136,100	-
Proceeds from note payable	413,692	24,000
Proceeds from SBA loan	8,771	-
Proceeds from common stock	-	3,000
Increase in additional paid-in capital	-	27,903

Net cash provided (used) by financing activities	558,563	115,820

Net increase (decrease) in cash	(66,262)	(15,226)

Cash at beginning of period	263,887	111,864

Cash at end of period	$197,625	$96,638

Supplemental cash flows disclosures:

Cash paid during year for interest	$2,513	$-
Cash paid during year for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$-

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