Form 10QSB/A
period 2005-06-30
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

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

34,494 common shares outstanding, $0.001 par value, at June 30, 2005

Transitional Small Business Disclosure Format: No

Introduction: This Form 10-QSB/A for the quarterly period ended June 30, 2005 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended June 30, 2005.

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

Sales for the six months ended June 30, 2005 were $1,033,291 as compared with $1,357,676 for the six months ended June 30, 2004. The increase in revenues from the previous year was attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Although revenues increased this quarter, looking forward we expect little to no revenues or growth due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

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

General and administrative expenses were $1,272,129 in the six months ended June 30, 2005 as compared with $623,728 for the six months ended June 30, 2004. The increase in general and administrative expenses from the previous year was attributable to the expansion of retail business acquired through our earlier purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no general or administrative expenses.

NET PROFIT FROM OPERATIONS

	Three Months Ended June 30

	2005	2004

Net Profit	$747,796	$3,032

For the three months ended June 30, 2005, earned $775,618 on operations or about 72% percent of sales as compared with a net profit of $3,032 on operations or about .004% of sales for the three months ended June 30, 2004. This increase in net profit is largely is attributable to the expansion of our retail business acquired through our purchase of Let’s Talk Health, Inc. in January of 2004. Due to the recent sale of Avidia Nutrition and Let’s Talk Health, Inc., looking forward we anticipate little to no net profits from operations.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.1.2	Certificate of Amendment to Articles of Incorporation filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on September 18, 2006 and incorporated herein by reference.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on April 6, 1992 and incorporated herein by reference.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2005

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	June 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$49,076	$263,887
Accounts receivable	-	677,172
Inventory	-	801,436
Employee advances	-	615

Total Current Assets	49,076	1,743,110

Net Property & Equipment	-	407,517

Other Assets
Deposit	-	14,752

Total Other Assets	-	14,752

TOTAL ASSETS	$49,076	$2,165,379

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$-	$638,242
Note payable	-	6,000
Income taxes payable	-	31,233
Sales tax payable	-	5,830
Insurance payable	-	360
Payroll taxes payable	-	6,780
Business line - WM	-	35,000
Loan Payable	-	8,671
Wages payable	-	506

Total Current Liabilities	-	732,622

Long-term Liabilities
SBA Loan	-	128,219

Total Long-term Liabilities	-	128,219

Total Liabilities		860,841

Stockholders' Equity
Common stock, ($0.001 par value,
100,000,000 shares authorized; 34,494 and
10,490,796 shares issued and outstanding
as of June 30, 2005 and
December 31, 2004, respectively)	37	10,493

Paid-in capital	5,401,983	6,978,975
Retained earnings (deficit)	(5,355,944)	(5,684,930)

Total Stockholders' Equity	49,076	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$49,076	$2,165,379

See Notes To Financial Statements

ALPHA NUTRA , INC.
Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2004

Revenues

Income	$1,033,291	2,525,242	$678,430	$1,357,676

Total Revenues	1,033,291	2,525,242	678,430	1,357,676

Costs of Sales
Cost of Revenues	112,683	893,793	427,490	821,453

Total Costs of Sales	112,683	893,793	427,490	821,453

Gross Profit	920,608	1,631,449	250,940	536,223

Operating Costs
Bad Debts	9,592	9,592	-	4,103
General & administrative expenses	135,398	1,262,537	247,328	619,679

Total Operating Costs	144,990	1,272,129	247,328	623,782

Net Operating Income / (Loss)	775,618	359,320	3,612	(87,559)

Other Income (Expenses)
Interest expense	(3,450)	(5,963)	(580)	(580)
Other income	(24,372)	(24,372)		-

Total Other Income (Expenses)	(27,822)	(30,335)	3,032	(580)

NET INCOME (LOSS)	$747,796	328,985	$3,032	$(88,139)

BASIC EARNING (LOSS) PER SHARE	$0.07	0.03	$0.01	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	10,384,823	10,441,159	534,494	534,494

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statement of Cash Flows

	( Unaudited)	( Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$328,985	$(88,139)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	4,103
Common stock issued for services	407,039
Recapitalization in sale of subsidiaries	(1,991,487)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	677,172	(409,016)
(Increase) decrease in inventory	801,436	(256,490)
(Increase) decrease in deposits	14,752	(5,940)
(Increase) decrease in employee advances	615	(1,685)
Increase (decrease) in income tax payable	(31,233)	31,233
Increase (decrease) in accounts payable	(638,242)	452,496
Increase (decrease) in insurance payable	(360)	-
Common stocks issued for service	-	38,000
Increase (decrease) in line of credit	-	48,050
Increase (decrease) in payroll taxes payable	(6,780)
Increase (decrease) in sales tax payble	(5,830)	1,887
Increase (decrease) in wages payable	(506)	-
Increase (decrease) in business line WM	(35,000)	-

Net cash provided (used) by operating activities	(479,439)	(185,501)

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale ( acquisition) of property & equipment	407,517	(143,223)

Net cash provided (used) by investing activities	407,517	(143,223)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	(14,671)	(50,861)
Change in stockholders' loan payable	-	268,898
Change in note payable		18,000
Change in common stock		3,000
Change in additional paid-in capital		27,903
Payments to SBA loan	(128,219)	-

Net cash provided (used) by financing activities	(142,890)	266,940

Net increase (decrease) in cash	(214,812)	(61,784)

Cash at beginning of period	263,887	111,864

Cash at end of period	$49,075	$50,080

Supplemental cash flows disclosures:

Cash paid during period for interest	$5,963	$580
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$38,000
Recapitalization in sale of subsidiaries	$1,991,487	$-

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