Form 10QSB/A
period 2005-09-30
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

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

34,494 common shares outstanding, $0.001 par value, at September 30, 2005

Transitional Small Business Disclosure Format: No

Introduction: This Form 10-QSB/A for the quarterly period ended September 30, 2005 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended September 30, 2005.

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

SALES

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

COST OF REVENUES

Cost of Revenues including costs of goods sold and selling expenses were $0 in the three months ended September 30, 2005 as compared with $351,331 for the three months ended September 30, 2004. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

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
Mark L. Baum

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

Stockholders' Equity
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 34,5494 and 10,490,796 shares issued
and outstanding as of September 30, 2005 and
December 31, 2004, respectively)	37	10,493
Paid-in capital	5,401,983	6,978,975
Retained earnings (deficit)	(5,355,944)	(5,684,930)

Total Stockholders' Equity	49,076	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$49,076	$2,165,379

See Notes To Financial Statements

ALPHA NUTRA, INC.
Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenues

Income	$2,525,242	2,489,347	$-	1,131,671

Total Revenues	2,525,242	2,489,347	-	1,131,671

Costs of Sales
Purchases	893,792	1,172,784	-	351,331

Total Costs of Sales	893,792	1,172,784	-	351,331

Gross Profit	1,631,450	1,316,563	-	780,340

Operating Costs
Depreciation & amortization	-	5,471	-	1,368
Bad Debt	9,592	-	-	-
General & administrative expenses	1,262,537	1,188,700	-	569,021

Total Operating Costs	1,272,129	1,194,171	-	570,389

Net Operating Income / (Loss)	359,321	122,392	-	209,951

Other Income (Expenses)
Interest expense	(5,963)	(2,012)	-	(1,432)
Other income (expenses)	(24,372)	(4,093)	-	(4,091)

Total Other Income (Expenses)	(30,335)	(6,105)	-	(5,523)

NET INCOME (LOSS)	$328,986	116,287	$-	204,428

BASIC EARNING (LOSS) PER SHARE	$0.05	1.27	$-	2.22

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,934,151	91,442	34,494	92,220

See Notes To Financial Statements

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$328,986	$116,287
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization expense	-	5,471
Common stock issued for services	407,039	68,906
Recapitalization in sale of subsidiaries	(1,991,487)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	677,172	(746,443)
(Increase) decrease in notes receivable	-	(5,241)
(Increase) decrease in prepaid expenses	-	(35,300)
(Increase) decrease in inventory	801,436	(769,721)
(Increase) decrease in deposits	14,752	(13,357)
(Increase) decrease in employee advances	615	(1,335)
Increase (decrease) in income tax payable	(31,233)	31,233
(Increase) decrease in investment in other co.	-	(29,091)
Increase (decrease) in accounts payable	(638,242)	459,473
Increase (decrease) in insurance payable	(360)	360
Increase (decrease) in payroll taxes payable	(6,780)	-
Increase (decrease) in sales tax payble	(5,830)	3,210
Increase (decrease) in wages payable	(506)	-
Increase (decrease) in business line WM	(35,000)	35,000

Net cash provided (used) by operating activities	(479,438)	(880,548)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	407,517	(204,890)

Net cash provided (used) by investing activities	407,517	(204,890)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	-	323,197
Proceeds (Payments) to note payable	(14,671)	646,755
Proceeds (Payments) to SBA loan	(128,219)	136,990

Net cash provided (used) by financing activities	(142,890)	1,106,942

Net increase (decrease) in cash	(214,811)	21,504

Cash at beginning of period	263,887	111,864

Cash at end of period	$49,076	$133,368

Supplemental cash flows disclosures:

Cash paid during period for interest	$5,963	$2,012
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$407,039	$68,906
Recapitalization in sale of subsidiaries	$1,991,487	$-

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