Form 10KSB/A
period 2005-12-31
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $293,971as of December 31, 2005 based upon the $.55 share price at which the common equity was sold.

As of December 31, 2005 there were 534,494 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

Introduction: This Form 10-KSB/A for the quarterly period ended December 31, 2005 is being filed in order to amend incorrect financial statements in the original filing on Form 10-KSB for the quarterly period ended December 31, 2005

PART I

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

Signatures	Title	Date

/s/ Mark L. Baum Mark L. Baum	Director, President, and Chief Financial Officer	November 13, 2006

/s/ James B. Panther, II James B. Panther	Director, Secretary	November 13, 2006

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

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	As of	As of
	December 31,	December 31,
	2005	2004

CURRENT LIABILITIES
Accounts payable	$-	$638,242
Line of credit	-	35,000
Sales tax payable	-	5,830
Income taxes payable	-	31,233
Wages payable	-	506
Payroll taxes payable	-	6,780
Insurance payable	-	360
Note payable	-	6,000
Loan payable - current portion	-	8,671

Total Current Liabilities	-	732,622

LONG-TERM LIABILITIES
Loan payable	-	128,219

Total Long-Term Liabilities	-	128,219

TOTAL LIABILITIES	-	860,841

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares
authorized 535,494 and 10,490,796 shares issued and
outstanding as of December 31, 2005 and 2004, respectively)	537	10,493
Additional paid-in capital	5,904,483	6,978,975
Retained earnings (deficit)	(5,905,020)	(5,684,930)

Total Stockholders' Equity (Deficit)	-	1,304,538

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$2,165,379

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

REVENUES
Sales	$2,525,242	$3,603,329
Sales discounts & credits	-	(111,075)
Returns and allowances	-	(43,696)

Total Revenues	2,525,242	3,448,558

COST OF REVENUES	(1,442,868)	(1,684,291)

GROSS PROFIT	1,082,374	1,764,267

OPERATING COSTS
Depreciation expense	-	5,471
Bad debts	-	35,000
Administrative expenses	1,296,501	1,817,982

Total Operating Costs	1,296,501	1,858,453

OPERATING INCOME (LOSS)	(214,127)	(94,186)

OTHER INCOME & (EXPENSES)

Interest expense	(5,963)	(2,012)
Other expense	-	(5,636)

Total Other Income & (Expenses)	(5,963)	(7,648)

NET INCOME (LOSS)	$(220,090)	$101,834)

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	534,494	1,572,992

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2005

			Additional
	Common	Common	Paid-in	Retained	Total
	Shares	Stock	Capital	Earnings

Balance, December 31, 2003	22,889	24	5,601,262	(5,583,096)	18,190

Recapitalization (note 1)	66,667	67	30,836		30,903

Stock issued for services rendered on
March 11, 2004 @ $0.50 per share	1,689	2	37,998		38,000

Stock issued for services rendered on
August 11, 2004 @ $0.001 per share	996	1			1

Stock issued for relief of debt on
November 10, 2004	8,598,556	8,599	1,308,879		1,317,478

Stock issued for services rendered on
November 10, 2004 @ $0.001 per share	1,800,000	1,800			1,800

Net loss for the year ended
December 31, 2004				(101,834)	(101,834)

Balance, December 31, 2004	10,490,796	10,493	6,978,975	(5,684,930)	1,304,538

Stock issued in employee bonus
January 18, 2005	9,031	407	406,632		407,039

Recapitalization (note 1)	(10,465,333)	(10,465)	(1,981,022)		(1,991,487)

Stock issued for services rendered on
December 5, 2005 @ $0.001 per share	500,000	500	499,500		500,000

Net loss for the year ended
December 31, 2005				(220,090)	(220,090)

Balance, December 31, 2005	534,494	$935	$ 5,904,085	$(5,905,020)	$ -

See Notes To Financial Statements

ALPHA NUTRA, INC. Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(220,090)	$(101,834)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	5,471
Common stock issued for relief of debt	-	1,317,478
Common stock issued for services	907,039	39,803
Common stock issued in recapitalization	-	30,903
Assets exchange agreement	(1,991,487)	-
Bad debts	-	35,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	497,911	(497,911)
(Increase) decrease in inventory	801,436	(801,436)
(Increase) decrease in income tax benefit	179,261	(179,261)
(Increase) decrease in employee advances	615	(615)
(Increase) decrease deposits	14,752	(14,752)
Increase (decrease) in accounts payable	(638,242)	544,568
Increase (decrease) in sales tax payable	(5,830)	5,830
Increase (decrease) in income taxes payable	(31,233)	31,233
Increase (decrease) in payroll taxes payable	(6,780)	6,780
Increase (decrease) in other wages payable	(506)	506
Increase (decrease) in insurance payable	(360)	360

Net Cash Provided by (Used in) Operating Activities	(493,514)	422,121

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	407,517	(412,988)

Net Cash Provided by (Used in) Investing Activities	407,517	(412,988)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on loan payable	(136,890)	136,890
Payments on note payable	(6,000)	6,000
Payments to line of credit	(35,000)	-

Net Cash Provided by (Used in) Financing Activities	(177,890)	142,890

Net Increase (Decrease) in Cash	(263,887)	152,023

Cash at Beginning of Year	263,887	111,864

Cash at End of Year	$-	$263,887

Supplemental Cash Flow Disclosures:

Cash paid during year for interest	$5,963	$2,012

Cash paid during year for taxes	$-	$-

Non-Cash Activities

Common stock issued for services	$907,039	$39,803

Common stock cancelled in asset exchange agreement	$1,991,487	$-

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

e. Estimates

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

	December 31,	December 31,
	2005	2004

Net loss from operations	$ (220,090)	$ (101,834)

Basic loss per share	$ (0.04)	$ (0.06)

Weighed average number of common shares outstanding	534,494	1,572,992

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

At December 31, 2005 the Company has significant operating and capital losses carryforward. The tax benefits resulting for the purposes have been estimated as follows:

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

As of July 1, 2006, the operating results of the Company were solely of Alpha Nutra, Inc.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2005:

•	Common stock, $ 0.001 par value; 100,000,000 shares authorized; 534,494 shares issued and outstanding.