Form 10QSB/A
period 2006-03-31
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

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

Introduction: This Form 10-QSB/A for the quarterly period ended March 31, 2006 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended March 31, 2006

PART I

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2006

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Balance Sheets

ASSETS
	As of	As of
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 50,000,000 shares
authorized; 534,494 and 534,494 shares issued and
outstanding as of March 31, 2006 and December 31, 2005)	537	537
Additional paid-in capital	5,904,483	5,904,483
Retained earnings (deficit)	(5,905,020)	(5,905,020)

Total Stockholders' Equity (Deficit)	-	-

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

ALPHA NUTRA, INC.
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

REVENUES
Sales	$-	$1,491,951

Total Revenues	-	1,491,951

COST OF REVENUES	-	781,110

GROSS PROFIT	-	710,841

OPERATING COSTS
Administrative expenses	-	1,127,139

Total Operating Costs	-	1,127,139

OPERATING INCOME (LOSS)	-	(416,298)

OTHER INCOME & (EXPENSES)

Interest expense	-	(2,513)

Total Other Income & (Expenses)	-	(2,513)

NET INCOME (LOSS)	$-	$(418,811)

BASIC EARNINGS (LOSS) PER SHARE	$-	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	534,494	10,820,950

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$-	$(418,811)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	9,871
Common stock issued for services	-	407,039
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(426,618)
(Increase) decrease in notes receivable	-	(283,322)
(Increase) decrease in inventory	-	147,645
(Increase) decrease in deposits	-	(14,109)
Increase (decrease) in accounts payable	-	(18,531)
Increase (decrease) in customer advances	-	13,148
Increase (decrease) in sales tax payble	-	10,707
Increase (decrease) in wages payable	-	2,571
Increase (decrease) in business line WM	-	33,285

Net Cash Provided by (Used in) Operating Activities	-	(537,127)

CASH FLOWS FROM INVESTING ACTIVITIES

Net sale (purchase) of fixed assets	-	(87,700)

Net Cash Provided by (Used in) Investing Activities	-	(87,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	-	136,100
Proceeds from note payable	-	413,692
Proceeds from SBA loan	-	8,771

Net Cash Provided by (Used in) Financing Activities	-	558,563

Net Increase (Decrease) in Cash	-	(66,264)

Cash at Beginning of period	-	263,887

Cash at End of period	$-	$197,623

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$2,513

Cash paid during period for taxes	$-	$-

Non-Cash Activities

Common stock issued for services	$-	$407,039

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