Form 10QSB/A
period 2006-06-30
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

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

Introduction: This Form 10-QSB/A for the quarterly period ended June 30, 2006 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended June 30, 2006.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2006

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
Balance Sheets

ASSETS

	As of	As of
	June 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares
authorized; 534,494 and 534,494 shares issued and
outstanding as of June 30, 2006 and December 31, 2005)	537	537
Additional paid-in capital	5,904,483	5,904,483
Retained earnings (deficit)	(5,905,020)	(5,905,020)

Total Stockholders' Equity (Deficit)	-	-

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Notes To Financial Statements

ALPHA NUTRA, INC.
Statements of Operations

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

REVENUES
Sales	$-	$2,525,242	$-	$1,033,291

Total Revenues	-	2,525,242	-	1,033,291

COST OF REVENUES	-	(893,793)	-	(112,683)

GROSS PROFIT	-	1,631,449	-	920,608

OPERATING COSTS
Bad debts	-	9,592		9,592
Administrative expenses	-	1,262,537	-	135,398

Total Operating Costs	-	1,272,129	-	144,990

OPERATING INCOME (LOSS)	-	359,320	-	775,618

OTHER INCOME & (EXPENSES)

Interest expense	-	(5,963)	-	(3,450)
Other income		(24,372)		(24,372)

Total Other Income & (Expenses)	-	(30,335)	-	(27,822)

NET INCOME (LOSS)	$-	$328,985	$-	$747,796

BASIC EARNINGS (LOSS) PER SHARE	$-	$0.03	$-	$0.07

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	534,494	10,801,875	534,494	10,820,950

See Notes To Financial Statements

ALPHA NUTRA, INC.
Consolidated Statements of Cash Flows

	Six Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$-	$328,985
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	-	407,039
Recapitalization in sale of subsidiaries	-	(1,991,487)
Changes in operating assets and liabilities:	-
(Increase) decrease in accounts receivable	-	677,172
(Increase) decrease in inventory	-	801,436
(Increase) decrease in deposits	-	14,752
(Increase) decrease in employee advances	-	615
Increase (decrease) in income tax payable	-	(31,233)
Increase (decrease) in accounts payable	-	(638,242)
Increase (decrease) in insurance payable	-	(360)
Increase (decrease) in payroll taxes payable	-	(6,780)
Increase (decrease) in sales tax payble	-	(5,830)
Increase (decrease) in wages payable	-	(506)
Increase (decrease) in business line WM	-	(35,000)

Net cash provided (used) by operating activities	-	(479,439)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	-	407,517

Net cash provided (used) by investing activities	-	407,517

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	-	(14,671)
Payments to SBA loan	-	(128,219)

Net cash provided (used) by financing activities	-	(142,890)

Net increase (decrease) in cash	-	(214,811)

Cash at beginning of period	-	263,887

Cash at end of period	$-	$49,076

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$5,963
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$-	$407,039
Recapitalization in sale of subsidiaries	$-	$1,991,487

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