Form 10QSB
period 2006-09-30
ALPHA NUTRA INC
filed 2006-11-13
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ALPHA NUTRA, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	000-19644	20-1778374
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92008
(Address of principal executive offices)

(760) 804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X No __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes No X

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

534,494 common shares outstanding, $0.001 par value, at October 26, 2006

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

On August 21, 2006, the Corporation’s Certifying Accountant, Armando C. Ibarra, CPA resigned as the Corporation’s Certifying Accountant. On August 22, 2006, our board of directors hired Chang G. Park, CPA as the Corporation’s Certifying Accountant.

SALES

	Three Months Ended September 30

	2006	2005

Total Sales	-	-

We had no sales for the three months ended September 30, 2006 as compared with no sales for the three months ended September 30, 2005. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry.

	Nine Months Ended September 30

	2006	2005

Total Sales	-	$2,252,242

We had no sales for the nine months ended September 30, 2006 as compared with $2,252,242 for the nine months ended September 30, 2005. This reduction in sales is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc. We are currently looking to acquire new revenue generating divisions in the nutritional supplement industry

COST OF REVENUES

We had no costs associated with revenues in the three months ended September 30, 2006 as compared with $1 for the three months ended September 30, 2005.

We had no costs associated with revenues in the nine months ended September 30, 2006 as compared with $893,792 for the nine months ended September 30, 2005. This reduction in cost of revenues is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained no general and administrative expenses in the three months ended September 30, 2006 as compared with $0 for the three months ended September 30, 2005.

We sustained no general and administrative expenses in the nine months ended September 30, 2006 as compared with $1,272,129 for the nine months ended September 30, 2005. This reduction in expenses is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

NET PROFIT FROM OPERATIONS

	Three Months Ended September 30

	2006	2005

Net Profit	-	-

For the three months ended September 30, 2006, we had no profits or losses from operations as compared no profits or losses from operations for the three months ended September 30, 2005.

	Nine Months Ended September 30

	2006	2005

Net Profit	-	$328,986

For the nine months ended September 30, 2006, we had no profits or losses from operations as compared with a net profit of $328,986 on operations or about 13% of sales for the nine months ended September 30, 2005. This reduction in net profits is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended September 30, 2006 was $0 as compared to $49,076 for the three months ended September 30, 2005. This reduction in cash on hand is due to the June 30, 2005 sale of our revenue generating divisions Avidia Nutrition and Let’s Talk Health, Inc.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended September 30, 2006.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT.

On or before August 21, 2006, Armando C. Ibarra, CPA, resigned as our Certifying Accountant.

On August 22, 2006, our board of directors approved the hiring of Chang G. Park, CPA, Ph.D. to audit our financial statements for the year ended December 31, 2006. In addition, Park, CPA was hired to review previous financial statements for the quarters ending September 30, 2004; March 31, 2005; June 30, 2005; September 30, 2005; March 31, 2006; and June 30, 2006. At no time prior to our retention of Park, CPA did we, or anyone on our behalf, consult with Park, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

The reports of our prior certifying accountant, Armando C. Ibarra, CPA, on our financial statements as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our most recent two years ended December 31, 2005 and 2004 and the subsequent interim periods, there were no disagreements between Ibarra, CPA and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, that, if not resolved to the satisfaction of Ibarra, CPA would have caused Ibarra, CPA to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years.

We reported this change of Certifying Accountant on our Form 8-K filed with the Securities and Exchange Commission on September 8, 2006. The report can be viewed at www.sec.gov.

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

ALPHA NUTRA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2006

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flow Statements

ALPHA NUTRA, INC.
(Formerly Sierra-Rockies, Corp.)
Balance Sheets

ASSETS

	As of	As of
	Sept 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$-

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 100,000,000 shares authorized;
534,494 and 534,494 shares issued and
outstanding as of September 30, 2006 and December 31, 2005)	537	537
Additional paid-in capital	5,904,483	5,904,483
Retained earnings (deficit)	(5,905,020)	(5,905,020)

Total Stockholders' Equity (Deficit)	-	-

TOTAL LIABILITIES

& STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Notes To Financial Statements

ALPHA NUTRA, INC.
(Formerly Sierra-Rockies, Corp.)
Statements of Operations

	Nine Months	Nine Months	Three Months		Three Months
	Ended	Ended	Ended		Ended
	Sept 30,	Sept 30,	Sept 30,		Sept 30,
	2006	2005	2006		2005

REVENUES
Sales	$-	$2,525,242	$-	$

Total Revenues	-	2,525,242	-		-

COST OF REVENUES	-	(893,792)	-

GROSS PROFIT	-	1,631,450	-		-

OPERATING COSTS
Bad debts	-	9,592
Administrative expenses	-	1,262,537	-

Total Operating Costs	-	1,272,129	-		-

OPERATING INCOME (LOSS)	-	359,321	-		-

OTHER INCOME & (EXPENSES)

Interest expense	-	(5,963)	-
Other income		(24,372)

Total Other Income & (Expenses)	-	(30,335)	-		-

NET INCOME (LOSS)	$-	$328,986	$-		$-

BASIC EARNINGS (LOSS) PER SHARE	$-	$0.05	$-		$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	534,494	6,934,151	534,494		34,494

See Notes To Financial Statements

ALPHA NUTRA, INC.
(Formerly Sierra-Rockies, Corp.)
Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	Sept 30,	Sept 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$-	$328,986
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued for services	-	407,039
Recapitalization in sale of subsidiaries	-	(1,991,487)

Changes in operating assets and liabilities:	-

(Increase) decrease in accounts receivable	-	677,172
(Increase) decrease in inventory	-	801,436
(Increase) decrease in deposits	-	14,752
(Increase) decrease in employee advances	-	615
Increase (decrease) in income tax payable	-	(31,233)
Increase (decrease) in accounts payable	-	(638,242)
Increase (decrease) in insurance payable	-	(360)
Increase (decrease) in payroll taxes payable	-	(6,780)
Increase (decrease) in sales tax payble	-	(5,830)
Increase (decrease) in wages payable	-	(506)
Increase (decrease) in business line WM	-	(35,000)

Net cash provided (used) by operating activities	-	(479,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	-	407,517

Net cash provided (used) by investing activities	-	407,517

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to note payable	-	(14,671)
Payments to SBA loan	-	(128,219)

Net cash provided (used) by financing activities	-	(142,890)

Net increase (decrease) in cash	-	(214,811)

Cash at beginning of period	-	263,887

Cash at end of period	$-	$49,076

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$5,963
Cash paid during period for income taxes	$-	$-

Supplemental Schedule of Non-Cash Activities:

Common stock issued for services	$-	$407,039
Recapitalization in sale of subsidiaries	$-	$1,991,487

See Notes To Financial Statements

ALPHA NUTRA, INC.
(Formerly Sierra-Rockies, Corp.)
Notes to Consolidated Financial Statements
As of September 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying September 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

On September 30, 2005, the Company entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby the Company exchanged 100% of the Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by the Company for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones. The 10,465,333 shares of common stock the Company received from GMGH, Golden Tones and the owners were retired by the Company. Following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc. The Company retained ownership of the AlphaNutra.com business.