Form 10KSB
period 2006-12-31
CHINA BROADBAND INC
filed 2007-05-25
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-19644

CHINA BROADBAND, INC.
(Name of small business issuer as specified in its charter)

(Formerly known as Alpha Nutra, Inc.)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Ninth Street, 3rd Floor Boulder, Colorado 80302 (Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:   (303) 449-7733 (U.S. only)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $42,090,741 as of May 18, 2007 based upon the $3.00 share price at which the common equity was sold.

As of May 18, 2007, 50,048,000 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

CHINA BROADBAND, INC.
(F/K/A ALPHA NUTRA, INC.)

2006 FORM 10-KSB ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks relate primarily to our recently acquired cable broadband operations in the People’s Republic of China as well as previous transactions. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

Forward Looking Statements

This Report Form 10-KSB and other reports filed by us contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the company as well as estimates and assumptions made by its management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the company or its management, identify forward looking statements. Such statements reflect the current view of the company and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the company. Such forward-looking statements include statements regarding, among other things:

•
our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jian Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (“China”),

•
our ability to raise an additional $2,600,000 approximate amount (based on current exchange rates for 20 million Renminbi) in order to make the second payment of our purchase price for the business, which must be paid within nine months of the closing of the acquisition in April 2007,

•
a complex and changing regulatory environment in China that currently permits only partial foreign ownership of Chinese businesses and that requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in China),

•	our ability to obtain government consent to introduce certain new services to existing or new customers,

•
our ability to implement complex operating and revenue sharing arrangements that will enable us to consolidate our financial statements with our prospective partially owned Chinese business, and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•	our ability to enter into agreements with and to consummate acquisitions of, other broadband businesses in China in the Shandong region and elsewhere,

•	socio-economic changes in the regions in China that we intend to operate in that affect consumer internet subscriptions,

•	the ability of the Chinese government to terminate or elect to not renew any of our licenses for various reasons or to nationalize our industry, without refund,

•	our anticipated needs for working capital.

Although the company believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1. Description of Business

Pursuant to the terms of a Share Exchange Agreement (the “Share Exchange”), we acquired all of the shares of China Broadband Ltd., a Cayman Islands corporation (“China Broadband Cayman”) on January 23, 2007, resulting in a change of control. At the time of the closing of the Share Exchange, China Broadband Cayman was a party to an agreement to acquire a 51% controlling interest in an operating broadband cable internet company based in the city of Jinan in the Shandong region of China, which acquisition was consummated effective as of April 1, 2007. This operating cable broadband business is sometimes referred to herein as “Jinan Broadband.” Additionally, we sold 8,000,000 shares of common stock and sold 4,000,000 warrants to purchase common stock pursuant to a private financing in early 2007, which is described below, the first closing of which was held simultaneously with the closing of the Share Exchange transaction and the final closing of which was held in early May 2007. These transactions and the recently acquired business of Jinan Broadband are described in more detail below and are not reflected in our financial statements as they occurred after the fiscal year ended December 31, 2006.

As a result of our acquisition of China Broadband Cayman and of Jinan Broadband, we changed our name from Alpha Nutra, Inc. to China Broadband, Inc., effective as of May 4, 2007.

The Company was formerly in the nutritional supplements business which it entered into in January 1, 2004 as part of a Plan of Reorganization approved by the United States Bankruptcy Court for the Southern District of California. The Company has no material business operations as of December 31, 2006 and, while we acquired China Broadband Cayman on January 23, 2007, we only completed our acquisition of a China based cable broadband business on April 1, 2007.

All references herein to the “Company,” “we,” “us” or “our” refer to China Broadband, Inc., f/k/a Alpha Nutra, Inc. prior to the Share Exchange, and to the Company and the business of China Broadband Cayman after such share exchange. See “Risk Factors” and “Recent Events” below for additional information.

Historical Developments of Company

The Company was organized in 1988 under the name “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purpose of seeking a merger with a private operating company. We operated various businesses and underwent various reorganizations from inception through January of 2003. On January 2, 2003, we filed a Voluntary Petition for Bankruptcy and on November 6, 2004 a Plan of Reorganization was approved by the Honorable James Meyer, Judge, United States Bankruptcy Court for the Southern District of California.

The approved Plan of Reorganization provided, among other things, that our non-controlling shareholders that held shares prior to the reorganization would receive one new unit for every 100 old common shares of the Company that they previously held. Each unit consisted of one common share, one “A” warrant to purchase one common share at an exercise price equal to $2.50, and one “B” warrant to purchase one common share at an exercise price equal to $10.00. The “A” warrants expired on December 31, 2004, and the “B” warrants expired on December 31, 2005. The total number of units issued to these former shareholders was 117,029 units.

In addition, under the Plan of Reorganization our creditors were issued 570,001 units (as defined above) in exchange for the dismissal of all of their claims against us.

Moreover, the grant of additional units was ordered to be issued to former management (up to 76,000 units), to the bankruptcy attorney (up to 50,000 units), and to administrative lenders (up to 300,000 units). An additional 56,802 “A” warrants and 56,802 “B” warrants were issued to former control persons of the Company. No “A” warrants and “B” warrants were exercised and all warrants issued expired as of December 31, 2005.

We were ordered to acquire the business of Lets Talk Health (“LTH”) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and we subsequently changed our name to Alpha Nutraceuticals, Inc.

On October 8, 2004, we entered into a share exchange agreement with Tempo Laboratories, Inc. to acquire 100% of the issued and outstanding stock of Tempo in exchange for the issuance of 1,320,000 shares of our common stock to all of the Tempo shareholders. Shortly thereafter, the parties to the agreement became parties to a lawsuit entitled Mankosa v. Donsbach (CA Sup. Ct. Case No. GIC 843131) concerning the terms of the agreement and various representations made by the parties. Pursuant to the terms of a settlement agreement, no shares were issued and this lawsuit was settled out of court and the proceeding dismissed without prejudice.

On October 22, 2004, we reorganized our corporate structure and changed our domicile to Nevada by merging into a wholly owned subsidiary created for this purpose, Alpha Nutraceuticals, Inc.

On January 27, 2005, we changed our name to Alpha Nutra, Inc.

On June 30, 2005, we entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby we sold our operating companies pursuant to which we exchanged 100% of the Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by us for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones. The 10,465,333 shares of common stock we received from GMGH, Golden Tones and the owners were retired. Accordingly, following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc. We retained ownership of our wholly owned subsidiary, AlphaNutra.com, which currently has no business operations.

On June 30, 2005, we entered into a settlement agreement with Business Consulting Group Unlimited, Inc., a Nevada company, pursuant to which BCGU forgave the outstanding debt we owed BCGU in exchange for our payment to BCGU of $47,500 and 500,000 restricted shares of our common stock.

On January 23, 2007, pursuant to the Share Exchange Agreement entered into in January of 2007, we acquired all of the shares of China Broadband Cayman from its four shareholders resulting in such shareholders controlling the Company. At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement to acquire a 51% controlling interest in an operating broadband cable internet company based in the city of Jinan in the Shandong Region of China, which agreement became effective on April 1, 2007. The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. In consideration for this 20 year business and management rights, we paid $2,600,000 and are required to pay an additional approximate $2,600,000 (based on current exchange rates for 20 million RMB) within nine months of completion of this acquisition. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent (as defined in the section entitled “Simultaneous Closing of Equity Financing”). Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. These transactions are described in more detail below and are not reflected in our financial statements as they occurred after the fiscal year ended December 31, 2006. This business is our only operating business as of April of 2007.

Currently, our shares are thinly traded on the “pink sheets”. After the filing of a Current Report on Form 8-K with current consolidated financial statements, we intend to apply for listing of our common stock on the Over-the-Counter Bulletin Board Market System. No assurance can be made that we will be able to list our securities on the Over-the-Counter Bulletin Board.

Business Operations Prior to 2003

We were inactive from 1998 through 2003. Additionally, we do not believe that our nutritional supplement business was significant at any time thereafter.

Description of China Broadband Cable Business Operations, Acquired After December 31, 2006

Prior to the completion of our acquisition of Jinan Broadband in April of 2007, we were a blank check company without material operations.

Our acquisition of Jinan Broadband became effective as of April 1, 2007. The information below relates primarily to the business of Jinan Broadband both before and after the closing of this acquisition and to the terms of the acquisition itself.

A detailed description of the acquisition is included in the section titled “Recent Events” and “About Jinan Parent and Jinan Broadband” below.

Recent Events

Change of Control; Acquisition of China Broadband Cayman; Closing of $4,000,000 Financing

On January 23, 2007 we completed our acquisition of China Broadband Cayman resulting in a change of control of the Company, and simultaneously closed on the minimum of $3,000,000 in escrow in our private offering of common stock and warrants in order to cover the cost of our initial acquisition payment for an operating cable broadband business in the Jinan region of China (see “About Jinan Parent and Jinan Broadband,” below). Information relating to the Share Exchange and the private offering follows.

Change of Control; Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange, between us, China Broadband Cayman and its four shareholders (the “Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of the holders of these 7% Convertible Promissory Notes have requested conversion into our common stock effective as of February 28, 2007 and all interest has been paid through such date.

Effective as of the closing date of the Share Exchange on January 23, 2007, new members of management were appointed to the Board and as executive officers, and our existing officers and directors, Mark L. Baum and James B. Panther, II, have resigned from all officer and director positions with the Company.

The material terms of the Share Exchange and related agreements with China Broadband Cayman are:

•
We have acquired all of the shares of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506, shares of our Exchange Shares, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock after the closing,

•
We have successfully funded the first of two payments of the acquisition of the 51% interest in Jinan Broadband of $2,570,679 required to be paid under the Cooperation Agreement, from the proceeds of our private offering (see “Completion of Acquisition by our WFOE of 51% interest in Jinan Broadband” below),

•
We have assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid through such date,

•
We have agreed to assume certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We have agreed to register the Exchange Shares issued to the four Broadband shareholders, pursuant to a Registration Rights Agreement, and to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc.,

•
We have issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009,

•
We have agreed to a lockup agreement and anti dilution agreement with respect to the Exchange Shares and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director and the former shareholders and principals of China Broadband Cayman,

•
We have issued 3,974,800 warrants exercisable at $.60 per share to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease (see “Certain Relationships and Related Transactions”).

•	We entered into employment agreements with certain new members of management in connection with our recently acquired operations in China.

Simultaneous Closing of Equity Financing

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Warrants”). This offering was also conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. Through early May of 2007, we raised an aggregate of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 Warrants to accredited investors. We used $2,570,679 of the proceeds of this offering from the first closing to pay the first installment of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jian Guangdian Jia He Digital Television Co., Ltd. (“Jinan Parent”). This business acquisition, is our only initial operating business as of April 1, 2007. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share.

Completion of Acquisition by our WFOE of 51% interest in Jinan Broadband

We have paid $2,570,679 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Corporation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. The general business terms of this acquisition are, in relevant part, as follows:

•	We received a business license from the local Industry and Commerce Bureau that, that enabled us to complete the acquisition and operate the business of Jinan Broadband,

•
Our WFOE, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Cooperation Agreement,

•
Within nine months of closing of the acquisition, the remaining $2,600,000 (as may be adjusted to reflect currency exchange rates for 20,000,000 RMB at the time of making such payment) of the purchase price (or whatever portion of the purchase price remains unpaid), must be paid,

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent.

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other.

About Jinan Parent and Jinan Broadband

Chinese Holding Company Structure

Our Company has an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services. Our wholly owned subsidiary after the Share Exchange, China Broadband Cayman, owns 100% of our wholly foreign owned entity (i.e., the “WFOE”), Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation. Pursuant to the agreement, our WFOE in turn owns 51% of the operating company, Jinan Broadband, whose other 49% owners will be Jian Guangdian Jia He Digital Television Co., Ltd. (i.e., “Jinan Parent”) and certain of its affiliates. Jinan Parent in turn is owned by Jinan Radio and Television Networks Center. Through the Exclusive Cooperation Agreement and one or more similar operating agreements among WFOE, Jinan Parent and Jinan Broadband, we will manage and control the operations of Jinan Broadband subject to certain oversight provisions, and receive the economic benefits derived from its operations. A diagram depicting our ownership structure is set forth below.

Investments in Chinese businesses involve a significant degree of regulatory risk in that the ownership of private enterprises in China is heavily regulated and subject to changing rules and regulations that could prevent us from recognizing revenues in our intended manner or from operating or controlling businesses in China. China also has the right to de-privatize the business that we are acquiring resulting in the loss of our business without recourse. (see “Risk Factors” section below).

The following chart depicts our corporate structure after the closing of the offering and the business acquisition.

Company Overview

Jinan Parent, the entity that sold its cable broadband business to us, is an emerging cable consolidator and operator in China’s cable broadband market. According to annual research report issued by CNNIC in July 2006, Jinan Parent is one of China’s top five cable broadband service providers among China’s over 1,000 municipal or county cable TV network operators. Jinan Broadband is, after the closing of our acquisition, a subsidiary that is 49% owned by Jinan Parent and 51% owned by our WFOE subsidiary, and is operated in accordance with the Exclusive Cooperation Agreement and one or more operating agreements, including the Exclusive Service Agreement. Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other.

According to the CNNIC (www.cnnic.net.cn) report in July 2006, broadband internet users reached approximately 77 million and total computers with broadband connections reached 28.15 million. However, most broadband users in China subscribe to broadband services offered by telecom companies. By comparison, according to statistics from the National Cable and Television Association, also known as the NCTA (www.ncta.com) and the State Administration of Radio Film & Television of the People’s Republic of China, commonly known as “SARFT” www.sarft.gov.cn in 2006, slightly less than 1/3 of total cable television households in the United States subscribe to broadband services offered by cable network companies. Based on information provided in the NCTA and SARFT set forth in the statistics referenced above, China has total cable television households of approximately 128 million in 2006 with approximately 1.3 million cable households (or, less than 1% of all cable households) subscribing for cable broadband services. In Shandong alone, there were approximately 10 million households with cable in 2006, with only 1% of these homes subscribing for cable broadband internet access. We intend to grow within the Jinan and Shandong regions by marketing to these existing cable television households and by expanding into new households where cable access is available.

Currently, the only broadband services available in the Jinan region are through cable and high speed internet lines. Additionally, satellite internet cable connections are not currently available in Jinan, China. We believe that China Net Com, Inc., which provides non-cable broadband internet service, serves 220,000 customers in Jinan. We also believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Jinan Center. Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable. (See www.jinan.gov.cn). The broadband internet business in China has limited competition, since we were granted an exclusive license and right to do so via cable in the Jinan region.

We also do not rely on any particular key internet customers for our business.

Business Strategies

Focus on Shandong Region

Jinan is the capital city of Shandong Province. Based on information available to us from www.Jinan.gov.cn, Shandong has a population of approximately 92 million and had the second highest gross domestic product (“GDP”) ranking in 2005 of 160 RMB. Based on information from Shandong Branch of SARFT (State Administration of Radio Film & Television), Shandong has a consolidated cable television customer base of approximately 10 million. Shandong currently has approximately 10 million households with cable television access, approximately 1% of whom subscribe for cable broadband internet access. Shandong is served by 17 municipal cable television operators, including Jinan Parent. With a population of approximately 5.9 million, Jinan Center serves approximately 1.3 million cable television households and has approximately 40,000 cable broadband internet users. All population and GDP statistics in this section are provided by Jinan Municipal Government and can be viewed without charge at (www.jinan.gov.cn).

We hope that our initial contract will allow us to fully exploit the cable markets in the Jinan region with our flagship subsidiary, Jinan Broadband, and we hope to bid on additional contracts in the Shandong region.

We believe that the Shandong regional market and high cable access rate provides great market potential for rolling out our core cable broadband services. We intend to develop and evolve our market strategy on an ongoing basis based on our results in the Shandong region.

At the cornerstone of Jinan Broadband’s regional rollout strategy is Jinan Radio and Television Network Centers’ (“Jinan Center”) flagship role in cable broadband services in Shandong, as well as throughout China. Because of it’s unique roll as a subsidiary of a cable network operator, Jinan Parent holds various licenses and contracts that we will be dependent upon in whole or in part, including, without limitation:

Description	License/Permit
Internet Multi-media Content Transmission	License No. 1502005;
Radio & Television Program Transmission & Operation Business	Permit Shandong No. 1552013,
Radio & TV Program Production & Operation License	Shandong No. 46,
PR China Value-added Telecom Service License	Shandong No. B2-20050002,
PR China Value-added Telecom Service License	Shandong B2-20051013.

 Through Jinan Broadband’s Exclusive Cooperation Agreement with Jinan Parent and Jinan Center, the Company enjoys benefits of the above licenses that allows the Company to roll out cable broadband services as well as to provide value-added services of radio and TV content in Shandong province.

Bundle with DTV Rollout

We believe that Chinese cable companies are exerting efforts to digitalize cable networks which we believe will increase the use and availability of digital STB (Set-top-box) in Shandong province. According to SARFT’s DTV timetable (China Cable TV Digitization Timetable http://www.sarft.gov.cn/manage/publishfile/24/603.html), by 2008 certain of China’s coastal areas must deploy all digital cable television and shut down their analog television services step by step. By 2015, SARFT intends for the entire country to deploy all digital cable television and cease providing analog television transmission services. This will require the conversion of current “analog” cable customers into “digital” or pay television cable subscribers. Analog cable customers currently pay on average $1.50 per month for cable television service. Digital cable customers with STB shall pay $3.50 per month, as a basic fee. We hope to capitalize on the massive digitalization campaign initiated by SARFT, by bundling cable broadband services in the digital STB rollout campaign.

One of the key marketing strategies that we intend to employ is to bundle cable broadband service offerings within the digitalization campaign in the Jinan area. The terms of our exclusive service agreement with Jinan Parent and Jinan Center provide that they will provide us the first right to market and sell set-top-box bundled services when it is rolled out by them in the Jinan region. In order to push for digitalization, the cable operators in Shandong are subsidizing Set-top-boxes to offer them for free to selected high-end cable television customers. In new territories that do not already have cable, we may also be required to subsidize Set-top-boxes. Jinan Parent provides subsidies to plug-in cable broadband features on to the current Set-top-boxes platform. Our success will be dependent, in part, on our ability to work with Jinan Parent and Jinan Center to distribute such Set-top-boxes to selected cable television customers located in more affluent communities. While the cable broadband feature is offered as optional to digital Set-top-boxes users, with careful choice of deployment targets, we will attempt to convert as much as 30% of the digital cable television subscribers to cable broadband customers. 100% of the revenue of successfully converted cable broadband users goes to Jinan Broadband. Jinan Parent and Jinan Center enjoy returns through their 49% equity ownership in Jinan Broadband.

Deploy Value-added Services

To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.

China Broadband Cayman has recently executed a Memorandum of Understanding with VideOnline Communications Ltd., a Bermuda company (“VDO”). VDO develops, installs and operates a multi-media distribution network used in delivery of premium video content. This agreement calls for the formation of an exclusive partnership with Hollywood Studio films and Asia Studio films that are in partnership with VDO through a cable broadband platform and a digital TV platform in Shandong province.

VDO has been working over the last few years in the development of technologies that enhance security and ensure that users have a range of possible models for accessing premium content while enjoying easy-to-use delivery, with quality content, branded as “powered by ” (O8), a system to deliver premium content over multi-media platforms.

Currently, we do not foresee consummating this transaction in the near future, and we are focusing instead on increasing the number of cable broadband users.

No assurance can be made that we will add these value-added services, or if added, that they will succeed.

Growth Strategy

We intend to increase our revenues primarily by increasing the areas in which we are permitted to operate and provide cable broadband service. If we are not able to expand by acquisition of new regions, then we will not be successful. We are currently in negotiation to acquire up to three additional territories, however, we have not entered into any definitive agreements or financial arrangements for these regions. A description of the regions we currently intend to expand our services to is set forth below. No assurance can be made that we will be able to acquire licenses to operate in these regions, or that if we do so, that we will be able to operate them profitably.

He Ze, Liao Cheng, and Dong Ying Cities

Our WFOE entered into a letter of intent in October 2006 with Shandong Radio & Television Network to initiate cable broadband services among its fully-owned cable networks in Liao Cheng, Dong Ying and He Ze. Based on information available to management, management believes that these three municipal cable operators currently serve approximately 500,000 cable TV households in the urban area, but have not yet introduced cable broadband service. These ventures will require that we invest in cable modem service infrastructure and pay for the telecom bandwidth to offer cable broadband services in these three cities. The municipal cable operators in these three cities will be in charge of daily operations to market and to offer cable broadband services in its regions. In return for this investment, 80% of the basic service gross profit generated from cable broadband services will be allocated to the company during the 10-year contract period. In 2005, the Average Revenue Per User (“ARPU”) for basic cable broadband service in Shandong was an average of $60 per year.

He Ze has a population of approximately 8.8 million, with approximately 240,000 cable television households. In 2005, He Ze’s GDP was approximately 39 billion RMB (www.heze.gov.cn). We also believe that He Ze is a crucial territory due to its large number of existing cable television households.

Liao Cheng has a population of approximately 5.6 million. Liao Cheng cable serves urban cable TV households of approximately 300,000. During 2005, Liao Cheng had a gross domestic product (“GDP”) of approximately 54 billion RMB. We believe that Liao Cheng is crucial territory due to its large number of existing cable television households.

Dong Ying is the location of the largest oil field in northern China and has a total population of approximately 1.8 million. Dong Ying cable currently serves approximately 100,000 urban cable TV households. Dong Ying’s GDP during 2005 was approximately 89 billion RMB (www.dongying.gov.cn). Management believes that the Dong Ying region is important to our success in that it represents one of the most affluent cities in Shandong and Northern China.

We currently do not intend to focus on the above regions, but are further exploring these opportunities with a preference for the He Ze region. Additionally, no assurance can be made that, even if we wish to acquire operating licenses in these regions, we will be able to consummate any of these acquisitions.

Customers

To most cable TV customers, cable broadband offers an alternative to DSL broadband services provided by local telecom carriers. We believe that cable operators have the natural advantage of bundling interactive value-added services like video-on-demand and other interactive content through its digital TV services. While telecom carriers are positioning themselves to offer value-added services of content nature to TV screens in the form of Internet Protocol Television, often referred to as “IPTV”, the high entry barriers on IPTV regulation in China still blocks the service offerings from telecom carriers.

Competition

We believe that local telecom carriers that offer non-cable internet services, represent our major competitors for cable broadband service. Telecom broadband service providers like China Netcom, a telecom carrier in the Shandong province of China, is a dominant broadband service provider in most of the Company’s target cities.

While telecom carriers hold last mile access like fixed phone lines to most urban households, we believe that cable operators enjoy more competitive advantage by owning last mile connections of a much larger bandwidth. In urban areas that we target, a large number of households have both fixed phone line and cable TV access. Many of these homes currently have phone line based internet access.

Cable operators in China have to purchase internet connections from telecom carriers. Local telecom carriers that we compete with, however, do not need to pay for internet connection bandwidth which increases their profit margins in this sector over broadband service providers.

Local telecom carriers are actively marketing broadband services on national, provincial, as well as local levels in China. We believe, however, that the ability for cable operators to bundle cable broadband with digital Set-top box marketing efforts will help increase penetration of cable broadband service. In addition, we believe that the quality of cable based broadband services is higher and more versatile. For example, we also believe that we could easily add voice over internet protocol telephony service (known as “VOIP”), with limited added costs to us or the end user. While we do not have current plans to provide VOIP service in the near future, we anticipate that, should we ever wish to enter into this business we would do so with a strategic partner and we estimate it would it would take 9 to 12 months from the date we determiner to enter into such business.

Intellectual Property and Other Agreements

We are not a party to any royalty agreements, labor contracts or franchise agreements, and other than our right to own and operate Jinan Broadband, we do not currently own any trademarks. We intend to apply for trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Development Activities

Prior to our acquisition of Jinan Broadband, Jinan Parent spent approximately $500,000 (unaudited) in 2005 and $700,000 (unaudited) in 2006 in the development of new technologies and the expansion of cable access. We have not invested any funds into the business of Jinan Broadband and do not foresee expending material sums on research and development in the near future.

Industry Structure and Government Regulation

There are various barriers to entry into the cable or internet service provider business in China. These barriers stem from both industry barriers and government regulation. Cable operators in China, such as our recently acquired Jinan Broadband businesses, are facing many challenges during the process of its evolution from single-system operators to multiple-system operators. The rates we charge and services we provide to cable customers are subject to government regulation and approval.

Industry Barrier

The radio and television broadcasting industries are highly regulated in China. Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets. SARFT regulates the radio and television broadcasting industry. In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next. The SARFT interest group controls broadcasting assets and broadcasting contents in China.

MII (Ministry of Information Industry) plays a similar role to SARFT in the telecom industry. As China’s telecom industry is much more deregulated than the broadcasting industry, MII has been always pushing the bottom line of content control of SARFT by trying to launch more telecom value-added services with content offering in nature, such as IPTV, broadband TV, etc. While China’s telecom industry has substantial financial backing, SARFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier. Very few independent cable operators in China acquired full and proper broadband connection licenses from MII. The licenses, while awarded by MII, are given on very-fragmented regional market levels. With cable operators holding the last mile to access end users, SARFT cable operators pose a competitive threat to local telecom carriers. While internet connection licenses are deregulated to even the local private sector, MII still tries to utilize the license barrier to fence off threats from cable operators that falls under the SARFT interest group.

Our business is highly regulated and we are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China, commonly referred to as MOFCOM, and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband. Additionally, foreign ownership of business and assets in China is not permitted without specific government approval. For this reason, we acquired only 51% Jinan Broadband with the remaining 49% owned by the selling agency and revenue sharing and voting control is governed among the parties based on written agreements such as our Exercise Service Agreement and the Cooperating Agreement.

We do not have plans to provide value added services in the near future to our cable internet users and intend to expand by increasing the number of regions in which we are licensed to operate.

Lack of Economies of Scale

Up until 2005, China had over 2,000 independent cable operators on different levels. While SARFT pushed hard from the national level to call for national consolidation of cable networks, the consolidation mostly occurs on a provincial platform. The 30 provinces are highly variable in their consolidation efforts and processes. For most cable operators in China, on a stand-alone basis, they still lack the economies of scale to systematically rollout value-added services that can significantly upgrade ARPU. (See SARFT website, above).

SARFT has taken various steps to implement a separation scheme to achieve economies of scale in the value-added service and cable operation sector. First, SARFT has been separating cable network assets from broadcasting assets and currently allows state-owned-enterprises to hold up to 49% in the cable network infrastructure assets. Second, SARFT is separating the value-added services segment from the network infrastructure which tends to increase private investments.

Lack of Management Expertise

Current monthly cable sales are low, with small profit margins if any. As a result, we believe that the cable operators lack management expertise and marketing expertise to promote and launch more sophisticated forms of value-added services like cable broadband service.

Lack of Strategic Focus

Due to its highly-regulated nature, we believe that the radio and broadcasting industry does not have the same financial resources as the deregulated telecom industry in China, and that the priorities and goals of this industry are different from the telecom industry.

We believe that SARFT and its broadcasters are currently focusing on increasing subscription revenues by converting average Chinese television viewers from “analog” customers into “digital” (pay TV) customers. The financial resources and strategic focus are put on the massive digitalization efforts and on the set-top-boxes to be given away free of charge within digital television service bundling in most regions. Due to the lack of financial resources, the rollout of cable broadband services and other value-added services is moved lower on the SARFT priority list.

The above elements highlight the current challenges faced by local cable operators to rollout cable TV value added services in China.

Employees

As of December 31, 2006, we have no employees. As of or immediately after the closing of our acquisition of Jinan Broadband in April of 2007, we have two full time and one part time employees in the United States and two full time and one part time employees in Shandong, China.

RISK FACTORS

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Relating to Our Company

We are not current with our financial reporting obligations under the Securities Exchange Act of 1934, as amended, which will cause us to have difficulty raising money and we will not be able to apply for listing on the OTC Bulletin Board or any other exchange until we become current on such financial reporting obligations.

We are dependent upon our ability to raise capital to complete our business plan. Specifically, and without limitation, we will need an additional approximately $2,600,000 to satisfy the second payment for our acquisition of Jinan Broadband and will need additional capital to acquire licenses in additional regions. Our ability to raise capital would be greatly hindered if we are not able to become and remain current with our reporting obligations. Remaining current will depend on our ability to prepare and consolidate our financial statements with our Chinese subsidiaries. If we do not raise capital, or if we are unable to become listed or remain listed on a United States trading exchange or quotation system, our business will be adversely affected.

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of March 28, 2007 on our consolidated financial statements for the year ended December 31, 2006, indicating that there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this current report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate.

No assurance can be made that we will be able to successfully complete our acquisition of Jinan Broadband since we face uncertainties with respect to our ability to complete the acquisition, such as:

We will have to raise additional capital of approximately $2,600,000 (based on current US exchange rates for 20,000,000 RMB) before the end of December, 2007, nine months after making our initial payment in this acquisition. We do not believe at this time that we will be able to fund this payment with revenues of Jinan Broadband. If we are unable to make this payment, we will be forced to re-negotiate our payment terms and risk the loss of the business. Specifically:

•
We have entered into the Exclusive Cooperation Agreement and must operate our business within its confines. This agreement is subject to change and we also must comply with complex and changing rules in China that relate to foreign ownership of a Chinese business.

•	We may not be able to consolidate our financial statements or remain current with our financial reporting obligations due to policy changes or inability to maintain adequate records.

•
Since the government of China is particularly sensitive to outside influences on print and electronic media, we could face changes in public policy in China that would prevent or discourage foreign ownership of media companies.

If any of the foregoing occurs we will be adversely affected.

We are currently in a growth-stage and may experience setbacks in business development and expansion.

We are subject to all of the risks inherent in the creation of a new business. As a growth-stage company, our cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to service new and additional contracts.

We may have unknown liabilities that accrued prior to our merger.

The Company was formerly known as Alpha Nutra, Inc., and has had to management’s knowledge, no significant operations since June 2005. Prior to such time, Alpha Nutra was in the vitamins and nutritional supplements business. While we believe that no preexisting liabilities exist and will obtain limited indemnities from certain members of former management, no assurances can be made that AlphaNutra does not have any preexisting liabilities, commitments or restrictions that could result in a financial loss to us from completing this transaction or its consolidated audited financial statements.

No assurance can be made that we will be able to successfully operate Jinan Broadband and/or the broadband cable business.

The Broadband cable business of Jinan Broadband is our only initial business. This company has only approximately 40,000 broadband cable internet users as of late 2006. Additionally, the broadband cable businesses of other agencies in China are relatively new with little or no reliable comparable statistical or historic financial information available. Under our current letters of intent to enter into new territories, we will be responsible for the initial installation and roll-out to customers. We therefore have limited or no experience or know-how with respect to operating a cable internet business in China and little information can be obtained. Therefore we cannot assume that we will be able to mange our business effectively.

We do not own Jinan Parent or Jinan Center and if they or their ultimate shareholders or control persons violate our contractual arrangements with them, our business could be disrupted, our reputation may be harmed and we will have only limited rights and ability to enforce our rights against these parties.

Our operations are currently dependent upon our contractual relationships with Jinan Center and Jinan Parent. The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties. Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided. Others contain price and payment terms that are subject to monthly adjustment. These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms. It may be difficult for us to obtain remedies or damages from these companies or their ultimate shareholders for breaching our agreements. Because we rely significantly on these companies for our business, the realization of any of these risks may disrupt our operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the company.  Our initial Exclusive Cooperation Agreement that enables us to own and operate the Jinan Broadband business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses, is for a term of ten years (presuming we make our next payment that is due) and 20 years, respectively. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not expand, and our operating expenses may increase.

Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, equipment availability and required governmental approvals. If negative market conditions arise or if the required governmental approval is not provided we may not be able to pursue particular projects, which could adversely affect our profitability.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our existing key employees, in particular, Clive Ng and Yue Pu. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We also do not have a full time internal Chief Financial Officer or financial controller for the consolidated companies. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our cable broadband business. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Failure to achieve and maintain effective internal controls could have a material adverse effect on the trading price of our common stock and could prevent us from being listed in the OTC Bulletin Board or any other exchange or cause our delisting.

We are subject to the reporting obligations of the United States securities laws. The Securities and Exchange Commission, as required by the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in its annual report that contains an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, an independent registered public accounting firm for a public company must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting.

Management may not conclude that our internal control over our financial reporting is effective. Because of the complex and changing and regulatory enforcement and licensing rules in China, and because of our revenues sharing arrangements, it is possible our internal control will be lacking. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. As a result, any failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, could negatively impact the trading price of our common stock or cause the delisting of our shares from any trading market in which they are on.

Risks Related to Doing Business in China

The Chinese government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder our ability to do business in China.

While the Chinese government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-Chinese businesses. The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke licenses granted that we are dependant on, or otherwise alter our revenue sharing model. While we do not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect us, will not occur.

If our subsidiaries are restricted from paying dividends to us, our only internal source of funds would decrease.

We have no operations and will initially have no business other than that of Jinan Broadband. We are dependent on dividends and other distributions from our subsidiaries in order to recognize revenues. If these subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to pay dividends on our common stock. Under current Chinese tax regulations, dividends paid to us are not subject to Chinese income tax, but tax authorities in China may require us to amend our contractual arrangements with the WFOE or Jinan Broadband and their respective shareholders or affiliates, and to enter into different arrangements with other agencies in a manner that would materially and adversely affect the ability of our subsidiaries to pay dividends and other distributions to us or that would prohibit us from forfeiting revenues or consolidating our financial statements in order to comply with SEC reporting obligations. In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations.

The uncertain legal environment in China could limit the legal protections available to us.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedent value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as us.

Fluctuation in Renminbi exchange rates could adversely affect the value of our stock and any cash dividend declared on them.

Our required remaining payment for Jinan Broadband is based on current conversion rates between the U.S. dollar and the Chinese Renminbi, also commonly referred to as “RMB.” Additionally, our ability to bid for and acquire businesses in new regions is dependent on favorable exchange rates between the U.S. dollar and the Chinese Renminbi. The value of the Renminbi may fluctuate according to a number of factors. From 1994 to July 21, 2005, the conversion of Renminbi into foreign currencies, including U.S. dollars, was based on exchange rates published by the People’s Bank of China, which was set daily based on the previous day’s inter-bank foreign exchange market rates in China and current exchange rates on the world financial markets. During that period, the official exchange rate for the conversion of Renminbi to US dollars was generally stable. However, on July 21, 2005, as a result of the Renminbi rates being tied to a basket of currencies, the Renminbi was revalued and appreciated against the U.S. dollar. Additionally, global events and expenditures that deflate the value of the U.S. dollar will result in more expensive purchase prices of China based entities. There can be no assurance that such exchange rate will continue to remain stable in the future. Our revenues are primarily denominated in Renminbi, and any fluctuation in the exchange rate of Renminbi may affect the value of, and dividends, if any, payable on, our shares in foreign currency terms.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain. Current account transactions include payments of dividends and trade and service-related foreign exchange transactions.

In contrast, capital account transactions, which include foreign direct investment and loans, must be approved by the State Administration for Foreign Exchange, or SAFE. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Risks Related to the Telecommunications and Internet
Industries in the People’s Republic of China

Increased government regulation of the telecommunications and Internet industries in China may result in the Chinese government requiring us to obtain additional licenses or other governmental approvals to conduct our business which, if unattainable, may restrict our operations.

The telecommunications industry, including Internet content providers, or ICP, is highly regulated by the Chinese government, the main relevant government authority being the Ministry of Information Industry, or MII. Prior to China’s entry into the WTO, the Chinese government generally prohibited foreign investors from taking any equity ownership in or operating any telecommunications business. ICP services are classified as telecommunications value-added services and therefore fell within the scope of this prohibition. This prohibition was partially lifted following China’s entry into the WTO allowing foreign investors to own interests in Chinese businesses. In addition, foreign and foreign invested enterprises are currently not able to apply for the required licenses for operating cable broadband services in China.

We cannot be certain that we will be granted any of the appropriate licenses, permits or clearance that we may need in the future. Moreover, we cannot be certain that any local or national ICP or telecommunications license requirements will not conflict with one another or that any given license will be deemed sufficient by the relevant governmental authorities for the provision of our services.

We rely exclusively on contractual arrangements with Jinan Parent and its approvals to operate as Internet content providers. We believe that our present operations are structured to comply with Chinese law. However, many Chinese regulations are subject to extensive interpretive powers of governmental agencies and commissions. We cannot be certain that the Chinese government will not take action to prohibit or restrict our business activities. We are uncertain as to whether the Chinese government will reclassify our business as a media or retail company, due to our acceptance of fees for Internet advertising, online games and wireless value-added and other services as sources of revenues, or as a result of our current corporate structure. Such reclassification could subject us to penalties or fines or significant restrictions on our business. Future changes in Chinese government policies affecting the provision of information services, including the provision of online services, Internet access, e-commerce services and online advertising, may impose additional regulatory requirements on us or our service providers or otherwise harm our business.

We may be unable to compete successfully against new entrants and established industry competitors.

The Chinese market for Internet content and services is intensely competitive and rapidly changing. Barriers to entry are relatively minimal, and current and new competitors can launch new websites at a relatively low cost. Many companies offer competitive products or services including Chinese language-based Web search, retrieval and navigation services, wireless value-added services, online games and extensive Chinese language content, informational and community features and e-mail. In addition, as a consequence of China joining the World Trade Organization, the Chinese government has partially lifted restrictions on foreign-invested enterprises so that foreign investors may hold in the aggregate up to approximately 51% of the total equity ownership in any value-added telecommunications business, including an Internet business, in China.

Currently, our competition comes from standard “telephone” internet providers. Any of our present or future competitors may offer products and services that provide significant performance, price, creativity or other advantages over those offered by us and, therefore, achieve greater market acceptance than ours.

Because many of our existing competitors, as well as a number of potential competitors, have longer operating histories in the Internet market, greater name and brand recognition, better connections with the Chinese government, larger customer bases and databases and significantly greater financial, technical and marketing resources than we have, we cannot assure you that we will be able to compete successfully against our current or future competitors. Any increased competition could reduce page views, make it difficult for us to attract and retain users, reduce or eliminate our market share, lower our profit margins and reduce our revenues.

Unexpected network interruption caused by system failures may reduce user base and harm our reputation.

Both the continual and foremost accessibility of internet service websites and the performance and reliability of our technical infrastructure are critical to our reputation and the ability of our internet services to attract and retain users and advertisers. Any system failure or performance inadequacy that causes interruptions or delays in the availability of our services or increases the response time of our services could reduce user satisfaction and traffic, which would reduce the internet service appeal to users of “high speed” internet usage. As the number of users and traffic increase, we cannot assure you that we will be able to scale our systems proportionately. In addition, any system failures and electrical outages could materially and adversely impact our business.

Computer viruses may cause delays or interruptions on our systems and may reduce our customer base and harm our reputation.

Computer viruses may cause delays or other service interruptions on our systems. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect our internet service against the threat of such computer viruses and to alleviate any problems. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and customers may cancel our service.

If our providers of bandwidth and server custody service fail to provide these services, our business could be materially curtailed.

We rely on affiliates of Jinan Parent to provide us with bandwidth and server custody service for Internet users. If Jinan Parent or their affiliates fail to provide such services or raise prices for their services, we may not be able to find a reliable and cost-effective substitute provider on a timely basis or at all. If this happens, our business could be materially curtailed.

Risks Relating to Our Securities

Our shares are very thinly traded and we do not anticipate this to change unless we are able to complete our consolidated additional financial statements in accordance with U.S. GAAP and remain current with our reports and succeed in implementing our business plan.

Our common stock is thinly traded on the “Pink Sheet” market system. There can be no assurance that there will be an active market for our shares either now or in the future. The market liquidity will be dependant, among other things, on our ability to complete our consolidated financial statements in accordance with U.S. GAAP, our ability to remain current with our financial reporting requirements under the Securities and Exchange Act of 1934, as amended, and the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. Also, no assurances can be made that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such common stock as collateral for any loans.

A substantial majority of our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act.

Our restricted shares of common stock may be sold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. Our stockholders before the closing of the Exchange Agreement who owned 10% or more of our shares will likely be deemed an affiliate until 90 days after the exchange transaction was completed. After such 90-day period and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any active market that may develop.

Investors will have no control over activities of the company.

One of our shareholders, Clive Ng will indirectly beneficially own over 75% of our common stock. In addition, several other shareholders will own or control an additional 15%. As a practical matter, these persons will have control of the Company and all of our subsidiaries and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. Investors will not have a voice in management decisions and will exercise very little control.

Dilutive effects of issuing additional common stock.

There are additional authorized but unissued shares of common stock and “blank check” preferred stock of the Company that may be later issued by our management for any purpose without the consent or vote of the stockholders. Investors may be further diluted in their percentage ownership in the Company on an as-converted basis in the event additional shares are issued by China Broadband in the future.

Our board of directors may issue blank check preferred stock with rights and privileges greater than those of the Shares.

Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 5,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

There is no established public trading market for our securities and one may never develop. This could adversely affect the ability of investors in our Company to sell their securities in the public market.

We are currently listed on the Pink Sheets and are not eligible for listing on the OTC Bulletin Board market system until we become current with all of our reports and remain current for a period of time. Even if we do eventually list our securities on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to future offering;

•	changes in interest rates;

•	competitive developments, including announcements by our competitors;

•	new services or significant contracts and acquisitions;

•	strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of us and of China-based investments and companies generally; and

•	general economic and other national and international conditions.

Our common stock is considered a "penny stock" and may be difficult to sell.

Our common stock is currently quoted on the Pink Sheets, and trades below $5.00 per share; therefore, our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay dividends in the near future, if at all.

We do not intend to pay any dividends and we do not foresee making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any.

Our anticipated cash requirements are significant and we may attempt to raise capital through the issuance of common stock, a series of preferred stock or we may incur debt or issue other securities convertible or exercisable into our stock resulting in dilution of our existing shareholders’ ownership of the Company.

Because we anticipate our current cash on hand and revenue from operations may not be sufficient to fund our anticipated needs, we may attempt raise capital through a private offering of securities. The issuance of significant amounts of equity or instruments convertible or exercisable into equity will dilute the ownership interest of our existing stockholders.

Item 2. Description of Property.

Through January 23, 2007, we shared office space with Business Consulting Group Unlimited, Inc. at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011, an entity owned or controlled by our former principal shareholder, Mark L. Baum, Esq. Since the completion of the Share Exchange on January 23, 2007, our principal executive offices in the United States has been and continue to be located at 1900 Ninth Street, 3rd Floor Boulder, Colorado 80302, under a lease with Maxim Financial Corporation, a consultant to the Company. This space was occupied previously by China Broadband Cayman, since its inception in mid 2006. This lease is for 1,000 square feet of office space and shared administrative services. The monthly lease rate is $2,000 per month. This lease may be terminated for any reason by Maxim Financial Corporation on 30 days notice. Pursuant to our consulting agreement with it, Maxim Financial Corporation has waived its past fees owed by China Broadband Cayman since July of 2006 and all future rental fees of the Company through December 31, 2007.

The principal address of our operating business of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255 87077886 Fax: (86531)-82953142.

Item 3. Legal Proceedings.

On January 2, 2003 we filed a Voluntary Petition for Bankruptcy under Chapter 11 of the United States Bankruptcy Code as case number 03-00039-JM. On November 6, 2004 our Plan of Reorganization was approved by the Honorable James Meyers, Judge, United States Bankruptcy Court for the Southern District of California. The Plan became effective on November 30, 2003 and the acquisition of LTH as required under the Plan was completed on January 1, 2004. Details of this Plan were reported on our Current Report on Form 8-K filed with the SEC on January 16, 2004.

On or about October 8, 2004, we entered into a share exchange agreement with Tempo Laboratories, Inc. to acquire 100% of the issued and outstanding stock of Tempo in exchange for the issuance of 1,320,000 shares of our common stock to all of the Tempo Laboratories, Inc. shareholders. Shortly thereafter, the parties to the agreement became parties to a lawsuit entitled Mankosa v. Donsbach (CA Sup. Ct. Case No. GIC 843131) concerning the terms of the agreement and various representations made by the parties. As of the date of this Report, the lawsuit is pending. On May 19, 2005, the parties to the Mankosa v. Donsbach litigation entered into a settlement agreement whereby the Share Exchange Agreement with Tempo Laboratories, Inc. was unwound and no shares were transferred pursuant to this Agreement and the suit was dismissed without prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Effective as of October 16, 2007, the symbol for our common stock which is trading on the Pink Sheets, was changed to “CBBD” to reflect our name change to China Broadband, Inc. Prior to such time the symbol for our common stock was “APNA”. While trading on the Pink Sheets, the letters “.PK” are added to the end of our four letter identifier. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. As of May 17, 2007 the closing price for our common stock was $3.00.

Fiscal Years:

2006	High	Low
December 31, 2006	$2.75	$1.50
September 30, 2006	$4.00	$5.00
June 30, 2006	$4.00	$5.00
March 31, 2006	$4.00	$5.00
2005
December 31, 2005	$0.10	$0.10
September 30, 2005	$0.10	$0.10
June 30, 2005	$0.25	$0.25
March 31, 2005	$0.50	$0.25

As of May 14, 2007 there were 294 record holders of our common stock and 50,000,000 shares of common stock issued and outstanding. The transfer agent of our common stock is Transfer Online, Inc.

Dividends

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future and anticipate reinvesting revenues, if any, in the operations of the Company.

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

EQUITY COMPENSATION PLAN INFORMATION

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

Recent Sales of Unregistered Securities

Issuance of Shares Pursuant to Share Exchange Agreement on January 23, 2007

On January 23, 2007 and pursuant to the Exchange Agreement between us, China Broadband Cayman and its four shareholders (referred to herein as the “Broadband Shareholders”) we acquired 100% of the outstanding capital stock of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of our common stock.

Pursuant to the Exchange Agreement, we also assumed obligations of China Broadband Cayman under an aggregate of $325,000 principal amount of 7% Convertible Promissory Notes held by 11 accredited investors, which became convertible into 1,300,000 shares of common stock and other related obligations. All eleven of the holders of these convertible notes have requested conversion into our common stock effective February 28, 2007 and interest was paid through such date to the holders. We also assumed the obligations of China Broadband Cayman to register these shares and to issue to WestPark Capital, Inc., the placement agent in such offering, 48,000 shares of common stock.

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors with respect to issuance of 6,000,000 shares of common stock and 3,000,000 warrants, exercisable at $2.00 per share. This offering was conducted through WestPark Capital, Inc., as placement agent on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. Through May of 2007, we raised the maximum offering amount of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. We used $2,570,679 of the proceeds of this offering to pay the first installment of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jian Guangdian Jia He Digital Television Co., Ltd. This business acquisition is our only initial operating business as of April 1, 2007. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share and expiring in 2009.

In addition, on November 9, 2006, the Company entered into a settlement agreement with Business Consulting Group, LLC, an entity owned and controlled by Messers. Panther and Baum, our former principal shareholders and officers, and issued to them 2,000,000 shares of common stock in exchange for all previous services rendered and a full mutual release.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included in this report and the “Forward Looking Statements” in the beginning of this report and the “Risk Factors” section above. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and “Risk Factors” set forth in this report, all of which should be read together.

Background

We were inactive from 1998 through 2003. Our only activity in 2003 was the maintenance of our voluntary bankruptcy petition and negotiations with LTH resulting in the Plan of Reorganization which was, on November 6, 2003, approved by the United States Bankruptcy Court for the Southern District of California. Our current business is described below.

Current Nature of Operations

Prior to the completion of our acquisition of Jinan Broadband, which became effective as of April 1, 2007, and since our sale of the Lets Talk Health, Inc., and Avidia Nutrition businesses in July of 2005, we had no material operations. We operated during this period as a blank check company in search of a business acquisition. For purposes of this Annual Report, references to our “current business” or to “China Broadband” refer to our business operations going forward relating to the China-based cable broadband business.

Operating Companies

We currently operate through China Broadband Cayman, our wholly-owned subsidiary, which in turn operates through its WFOE located in China. The WFOE owns a 51% interest in Jinan Broadband and has entered into a Service Agreement with Jinan Parent that enables us to share revenues and consolidate our financial statements in the future.

Results of Operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

During fiscal 2006 we had no operations.

In July of 2005, we sold our Lets Talk Health, Inc. and Avidia Nutrition businesses. Following the sale of these operating businesses we had no ongoing business operations. Operating results until June 30, 2005 were treated as Discontinued Operations. As a result, the Company is deemed to have re-entered the development stage on January 1, 2005. During fiscal 2005, the company incurred a loss from its discontinued operations in the amount of $474,306.

During fiscal 2005 the company incurred a loss of $500,000 related to its continuing operations primarily resulting from administrative expenses of the Company.

Subsequent to the Share Exchange and the acquisition by our WFOE of Jinan Broadband, our revenues will be based on the number of paying cable broadband internet customers in the Shandong province of China and in other areas that we acquire businesses. As of year-end 2006, we had approximately 40,000 active paying subscribers for our service in this region. There are a total of 1,100,000 homes with estimated cable access in the Jinan region of Shandong, approximately 20% of which already have cable and internet in some form. (See, www.jinan.gov.cn).

Our gross revenues will be dependent several factors:

•	the amount that we are permitted to charge for cable broadband internet services in the regions we operate in,

•	the number of subscribers we have in each region,

•	advertising revenues, and

•	other revenues from other permitted value added services that we perform.

We intend to develop our business by growing internally to increase the subscribers for our services in the regions we operate and by acquiring licenses to operate the cable broadband business in other regions.

Our cost of goods sold will consist primarily of the costs of products or services sold to customers. In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively reduce our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

•	the cost of our products, including the extent of purchase volume discounts we are able to obtain from our suppliers;

•	promotions or special offers that we offer to attract new customers; and

•	the mix of products within each brand category that our customers purchase.

Our selling, general and administrative expenses will consist of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication and Internet costs, and other administrative expenses. We expect selling, general and administrative expenses to increase as we grow our business

Liquidity and Capital Resources

As of December 31, 2006 and 2005 we had no cash on hand or accounts receivable. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

On January 23, 2007 we completed the first closing of our private placement offering and completed our Share Exchange with China Broadband Cayman.

We raised an aggregate of $4,000,000 in the private placement offering with net proceeds of $3,680,000 and issued an aggregate of 8,000,000 shares and 4,000,000 warrants.

We used approximately $2,570,679 of the proceeds of the offering towards the cost of our first half installment payment for the 51% interest in Jinan Broadband in 2007. We used $10,490.24 to repay interest through February 28, 2007, on the $325,000 principal amount of 7% Convertible Promissory Notes issued in September of 2006 by China Broadband Cayman, the obligations of which were assumed by us. All of these Convertible Notes have been converted into an aggregate of 1,300,000 shares of common stock as of February 28, 2007, with interest paid through such date in cash.

Need for Additional Capital

Management believes that it has sufficient funds to satisfy the Company’s cash requirements for the next six months. We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based internet and cable businesses. We will need capital to make additional acquisitions. The amount and timing of our future capital requirements will depend upon many factors, including the number and size of opportunities available to the Company, the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital we will not be able to sustain any growth.

Dividends

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

As of December 31, 2006, we had total liabilities of $0 including total current liabilities of $0 and total long term liabilities of $0.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7. Financial Statements

Please see the “F” pages at the end of this Report for financial statements for the calendar years ended December 31, 2006 and 2005. Our audited financial statements do not reflect the business or operations of China Broadband, since the acquisition of this business was consummated in 2007. In addition, our audited financial statements do not reflect our corporate name change from Alpha Nutra, Inc. to China Broadband, Inc., which became effective on May 4, 2007, subsequent to our fiscal year end. Accordingly, all references to the Company in our audited financial statements are to Alpha Nutra, Inc.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During our fiscal years ended December 31, 2006 and 2005, we have not had any changes or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of May 2007, we do not have a full time internal chief financial officer as our operations prior to April 2007 have not necessitated such. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer has concluded that, other than our reports that we file or submit under the Exchange Act being recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 26, 2005, directors Louis J. Paulsen, Robert Bliss and Jim Cartmill resigned from their positions as directors of the company. The resignations were not because of any disagreements with the company on matters relating to its operations, policies, practices or financial statements.

On January 23, 2007, pursuant to the Share Exchange Agreement entered into in January of 2007, we acquired all of the shares of China Broadband Cayman pursuant to the Share Exchange described above. At the time of the closing of the Share Exchange, China Broadband Cayman was a party to an agreement to acquire a 51% controlling interest in an operating broadband cable internet company based in the city of Jinan in the Shandong Region of China which agreement was finalized in April 2007. These transactions are not reflected in our financial statements as they occurred after the fiscal year ended December 31, 2006.

On January 23, 2007, in connection with the Share Exchange, Messrs. Baum and Panther resigned from all officer and director positions with the Company and new management was appointed as further discussed below. These resignations were not because of any disagreements with the Company on matters relating to its positions, policies, practices or financial statements.

[Remainder of page intentionally left blank]

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act

Executive Officer and Directors

Prior to the Share Exchange, our only two directors and officers were Mark L. Baum, Esq. (our former President and CFO) and James B. Panther, II (our former Secretary) both of which resigned effective as of the completion of the Share Exchange on January 23, 2007.

The officers of the Company immediately after the Share Exchange on January 23, 2007 and as of the date hereof are as follows:

Name of Individual	Age	Position
Clive Ng	44	President, Chairman of the Board of Directors
Yue Pu	34	Chief Executive Officer, Director

In addition to the above, Mr. Jiang Bing was appointed as a director, however, has since resigned as of May 18, 2007 due to personal reasons and not as a result of any disagreements with the Company on any matters. Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Clive Ng, Chairman In 2006, Mr. Ng co-founded 88 Holdings LLC as a management company strategically focused on investing in and growing media companies, primarily in Asia. From 1998 to 2004, he co-founded and was CEO of Pacific Media Plc, a T-commerce company headquartered in Hong Kong (LSE:PCM) and with principal operations in mainland China. From 1992 to 2006, Mr. Ng sat on the Board of Directors for Pacific Media. From 1991 to 1994, he arranged for United International Holdings Inc. (since renamed UnitedGlobalCom, NASDAQ:UCOMA), a US cable company, to enter the Asian market. In 1992, he co-founded TVB Superchannel Europe, a Chinese language broadcaster in Europe. In addition, from 1999 to 2002, Mr. Ng was Chairman and founder of Asiacontent (NASDAQ:IASIA), one of the first Asian internet companies to list in the US and was part of a joint venture consisting of NBCi, MTVi, C-NET, CBS Sportsline and DoubleClick in Asia. In 1998, Mr. Ng was one of the initial investors and founder of E*TRADE Asia, a partnership with E*TRADE Financial Corp (NYSE: ET). In 1999, he was also a founding shareholder of MTV Japan, with H&Q Asia Pacific and MTV Networks (a division of Viacom Inc).

Pu Yue , Chief Executive Officer Mr. Pu Yue carries with him more than a decade of Chinese media industry experience spanning across publishing, Internet and TV sectors.   From 2005 to 2006, Mr. Pu was with China Media Networks, the TV media arm of HC International, as BD director, before starting up Jinan Broadband in 2006.   From 2003 to 2005, Mr. Pu was with Outlook Weekly of Xinhua News Agency as a strategic advisor and BD director, facilitating China's leading national news week to launch a new weekly magazine entitled “Oriental Weekly” under its portfolio. From 1999 to 2000, he was BD Director and a member of the founding team for Macau 5-Star Satellite TV and successfully raised 20 million USD for the Satellite TV venture in 2000. From 1997 to 1999, he joined Economic Daily, and was head of the Internet arm of one of China's most popular business and entrepreneur magazines, where he spearheaded the set-up of 10,000 member readership club on Internet. From 1993 to 1997, Mr. Pu was an intelligence officer with China's National Security Service and a logistics specialist with a joint venture between Crown Cork & Seal and John Swire & Sons in Beijing.  Mr. Pu received an MBA from Jones Graduate School of Business of Rice University in 2002 and Bachelor in Law from University of International Relations in China in 1993.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Clive Ng, and our remaining director, Yue Pu, perform the functions of audit, nominating and compensation committees. Messrs. Ng, and Pu also participate in the consideration of Director nominees. Since the Board of Directors currently consists of two members, it does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. In addition, because we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet.

Since we have not established such a committee, we have not identified any member of such a committee as a financial expert.

Advisory Board

We do not currently have an Advisory Board.

Director Independence

Our current directors are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

Meetings of our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting four times during the 2006 fiscal year and did not hold regular meetings.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, other than Messrs. Ng, Bing and Pu, which have all filed a Form 3 late.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given our recent acquisition, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006 and 2005.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Baum, Former President, CFO and Director	2006	0	0	—	0	0	0	0	0
	2005	0	0	—	0	0	0	0	0
James Panther, II, former Director and Secretary	2006	0	0	—	0	0	0	0	0
	2005	0	0	—	0	0	0	0	0

[Remainder of page intentionally left blank]

Option Grants and Exercises

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark L. Baum, Esq.	(1)	0	—	—	—	—	0	—	0

(1) 2,000,000 shares of common stock were issued in November of 2006, in exchange for previous services rendered and a full release. In addition, 500,000 options to purchase our common stock at $.60 per share were issued to BCGU, LLC, an entity owned and controlled by both Mr. Baum and Mr. Panther, our former executive officers and directors prior to the Share Exchange, after December 31, 2006.

There were no other option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

2006 DIRECTOR COMPENSATION

         The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Changes in pension Value and nonqualified compensation earnings ($)	All Other Compensation ($)	Total ($)
None	0	0	0	0	0

We currently do not compensate our directors.

Employment and Consultant Agreements

There were no employment agreements or consulting agreements entered into in 2005 or 2006. The Company entered into a consulting agreement with Maxim Financial Corporation on January 23, 2007, the provisions of which are described below. Additionally, in connection with the Share Exchange and acquisition of the business acquisition, the Company entered into the employment agreements set forth below:

Consulting Agreement with Maxim Financial Corporation

Consulting Agreement and Lease of Office Space in Boulder Colorado

We have entered into a year to year lease to rent office space and facilities in Boulder Colorado from Maxim. This lease covers 1,000 square feet of office space and related services, which we primarily use as our United States corporate offices. The monthly lease rate is $2,000 per month. This lease may be terminated for any reason by Maxim Financial Corporation on 30 days notice. Pursuant to our consulting agreement with it, Maxim Financial Corporation has waived its past fees which have accrued to China Broadband Cayman since July of 2006 and all future rental fees through December 31, 2007.

Employment Agreements.

Employment Agreement with Jiang Bing

We have entered into an employment agreement with Jiang Bing, our Vice Chairman and Director, who will hold similar executive positions of our operating subsidiaries. Pursuant to this employment agreement, Mr. Bing will receive compensation of $120,000 per annum, plus a bonus and other medical and similar benefits. This term of this employment agreement was to terminate on July 7, 2009. This employment agreement was mutually terminated with Mr. Bing’s resignation on May 18, 2007, due to his resignation as a director of the Company for personal reasons.

Employment Agreement with Clive Ng

We have entered into an employment agreement with Mr. Ng, our President and Chairman of the Board of Directors, who will hold similar executive positions of our operating subsidiaries. Pursuant to this employment agreement, Mr. Ng will receive compensation of $250,000 per annum, plus a bonus and other medical and similar benefits. This term of this employment agreement terminates on July 7, 2009. The Company and Mr. Ng have agreed to defer all cash compensation until the closing of any qualifying offering with gross proceeds of $5,000,000 or greater.

Employment Agreement with Yue Pu.

We have entered into an employment agreement with Mr. Pu, our Chief Executive Officer and Director, who will hold similar executive positions of our operating subsidiaries. Pursuant to this employment agreement, Mr. Pu will receive compensation of $120,000 per annum, plus a bonus and other medical and similar benefits. This term of this employment agreement terminates on July 7, 2009. The Company and Mr. Pu have agreed to defer all cash compensation until the closing of any qualifying offering with gross proceeds of $5,000,000 or greater.

[Remainder of page intentionally left blank]

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of May 18, 2007 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At May 18, 2007, we had 50,048,000 shares of common stock outstanding with 5,114,800 shares issuable upon exercise of warrants at $.60 per share and 4,000,000 shares issuable upon exercise of the common stock purchase warrants.

Name of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Beneficial Ownership (1)
Clive Ng (2) 88 Holdings, Inc. (3)	3,582,753	(3)	72.1%
China Broadband Partners, Ltd. (3)	31,000,000
Jiang Bing (4)	0		0%
Pu Yue (5)	0		0%
Mark L. Baum, Esq. (6)	3,000,000	(6)	5.9%
James B. Panther, II	3,000,000	(6)	5.9%
All directors and executive officers	36,017,753		72.1%

(1) Indicates shares held on the date hereof.

(2) The address of Clive Ng is c/o China Broadband Ltd., 1900 Ninth Street, 3rd Floor, Boulder, Colorado 80302.

(3) Includes 3,582,753 shares issued to 88 Holdings, Inc. and 31,000,000 shares and held by China Broadband Partners, Ltd., pursuant to the Share Exchange. Mr. Ng controls and owns 100% beneficial ownership over these entities.
Does not include up to 2,000,000 to be issued in escrow on behalf of Mr. Ng and the other former shareholders of China Broadband, Ltd., a Cayman Islands company, pursuant to a Share Exchange Agreement dated as of January 23, 2007, and which shares are subject to cancellation to the extent that greater than 6,000,000 shares are sold in the Company’s private offerings terminating before June 30, 2007. No such shares have been issued as of the date of this report.

(4) The address of Jiang Bing is No. 32, Jing Shi Yi Road, Jinan, Shandong 250014. Mr. Bing resigned as a director effective as of May 18, 2007.

(5) The address of Pu Yue is Apartment 2001, Bld. 2 , No. 1 Xiangheyman Road, Dongcheng District, Beijing, China 100028.

(6) Indicates shares held by BCGU, LLC which is owned by Mr. Baum and Mr. Panther, our former directors and executive officers, before the closing of the Share Exchange. The address of Mark Baum is c/o 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011. Share amounts include warrants to purchase 500,000 shares exercisable at $.60 per share issued at the closing of the November 2006 offering, all of which are exercisable within 60 days of the date of the first closing of the offering.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

In October of 2006 we entered into a letter of intent to acquire all of the shares of China Broadband Cayman. Prior to such time none of the Broadband Shareholders, as principals of China Broadband Cayman, had any affiliation with the Company.

Pursuant to the foregoing agreement, we have acquired China Broadband Cayman on January 23, 2007 in exchange for assumption by us of $325,000 7% Convertible Promissory Notes which were convertible to 2.6% of the outstanding common stock of the Company (currently estimated at 1,300,0000, based on 50,000,000 shares outstanding), the issuance of 3,582,753 shares of common stock to 88 Holdings, Inc., and 31,000,000 shares of common stock to China Broadband Partners, both of which are entities owned or controlled by Mr. Clive Ng, 1,900,000 shares of common stock to Stephen P. Cherner and 1,382,753 shares of common stock to MVR Investment, LLC. In addition, 2,000,000 shares were to be issued pursuant to the Share Exchange Agreement pro rata to said shareholders, subject to cancellation on a share by share basis to the extent that greater than 6,000,000 shares were sold in our private offering. As a result of the Company closing on the maximum offering amount of 8,000,000 shares, none of these shares will be issued. Additionally and pursuant to a separate transaction, Maxim Financial has also acquired 300,000 shares of common stock from an entity owned by our director and shareholder prior to the Share Exchange, Mark L. Baum.

Our acquisition of China Broadband Cayman was negotiated on an arms length basis between the principals of China Broadband Cayman and our former principal officer and director, Mr. Baum. There was no relationship between the parties prior to such transaction.

Consulting Agreement with Maxim Financial Corporation

Prior to our acquisition of China Broadband Cayman, its formation and operations, including the expenses relating to our acquisition in China, was funded by Maxim which is one of the principal Broadband Shareholders prior to the Share Exchange. Maxim Financial and its principals own an aggregate of 2,200,000 shares of common stock of which 1,900,000 were received as a result of the Share Exchange, and 200,000 shares and 100,000 warrants were acquired in the November 2006 offering at the same price and terms as provided to all other investors. Since July of 2006 and through the closing date, Maxim Financial Corporation has paid the following expenses on our behalf:

•	Maxim has covered the costs for two employees for purposes of providing administrative and accounting services for China Broadband Cayman,

•
Maxim has provided lease space, for 1,000 square feet of office and related space at cost, the cost of which will was discharged under the terms of the consulting agreement with Maxim, and which space is still occupied by us, and

•	Maxim loaned approximately $50,000 to cover legal, travel and other expenses relating to the acquisition and related transactions.

We have also entered into a consulting agreement with Maxim effective as of January 24th, 2007, pursuant to which, among other things:

•
Maxim agreed to discharge all of China Broadband Cayman’s debt obligations to it under the office lease since July of 2006 and to enter into a sublease for such space, at cost, rent under which will be waived through December 31, 2007,

•	Maxim agreed to provide consulting and office related services through December 31, 2007,

•	We agreed to reimburse Maxim for all past out of pocket, legal, travel and other expenses relating to the Acquisition, and

•
We issued to Maxim 3,974,800 warrants, exercisable at $.60 per share, which expire on March 24, 2009, and agreed to reimburse Maxim Financial for all travel, legal, administrative and related costs relating to our acquisition and financial restructuring activities.

We believe that the entry into the office lease with Maxim and all transactions entered into with Maxim were at terms no less favorable to us than as otherwise available to us in arm’s length transactions with third parties.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

A controlling majority of our shares are owned directly or indirectly by Clive Ng, our Chairman and President. As such, Mr. Ng will have the ability to control our business decisions and appointment or removal of all officers and directors.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of ours and our subsidiaries and Jinan Parent and our and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of the Company and China Broadband and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our Subsidiaries.

As of January 23, 2007, our only subsidiary is China Broadband, Ltd, a Cayman Islands company.

Item 13. Exhibits.

Exhibit	Description
2.1	Share Exchange Agreement dated as of January 23, 2007 by and among the Company, China Broadband, Ltd. and its shareholders.*

3.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on September 18, 2006 and incorporated herein by reference.

3.3
Articles of Amendment to Articles of Incorporation changing name to “China Broadband, Inc.” as filed with the State of Nevada as of May 4, 2007, incorporated by reference from our Definitive Information Statement on Schedule 14C filed with the Commission on April 12, 2007.

3.4	Bylaws filed as an exhibit to Amendment No. 2 to our Registration Statement on Form 10 filed with the SEC on April 6, 1992.

10.1
Form of Subscription Agreement by and among the Company and the investors named on the signature pages thereto, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.2
Form of Registration Rights Agreement dated as of January 23, 2007, as amended, by and among the Company and the investors named on the signature pages thereto, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.3	Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.4
Form of Warrant dated as of January 23, 2007, exercisable at $2.00 per share, issued by the Company to investors, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.5
Form of Consulting Warrant issued to issued by the Company to Maxim Financial Corporation, exercisable at $.60 per share, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.6
Cooperation Agreement dated as of December 26, 2006 by and between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd., incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.7	Employment Agreement dated as of January 24, 2007 by and between the Company and Clive Ng, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.8	Employment Agreement dated as of January 24, 2007 by and between the Company and Jiang Bing, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.9	Employment Agreement dated as of January 24, 2007 by and between the Company and Yue Pu, incorporated by regerence from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.10	Form of $0.60 Common Stock Purchase Warrant issued by the Company to BCGU, LLC.*

10.11	Exclusive Service Agreement dated December 2006.

31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.2	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Chang G. Park, as our auditors for the year ended December 31, 2006.

Audit Fees

               Chang G. Park Certified Public Accountants, billed us $6,000 in fees for our annual audit for the year ended December 31, 2006.

Audit-Related Fees

  We did not pay any fees to Chang G. Park for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2006 and December 31, 2005.

Tax and All Other Fees

We did not pay any fees to Chang G. Park Certified Public Accountants, for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2006 and December 31, 2005.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Chang G. Park, Certified Public Accountants, the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2006, and for the year then ended, none of the hours expended on Chang G. Park, Certified Public Accountants, engagement to audit those financial statements were attributed to work by persons other than Chang G. Park, Certified Public Accountants, full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on May 25, 2007, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Clive Ng
Name: Clive Ng Title: President and Chairman (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Clive Ng Clive Ng	President and Chairman of the Board of Directors	May 25, 2007

/s/ Yue Pu Yue Pu	Chief Executive Officer and Director	May 25, 2007

ALPHA NUTRA, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the years ended
December 31, 2006 and 2005	F-4

Statements of Shareholders’ Equity for the years ended
December 31, 2006, and 2005	F-5

Statements of Cash Flows for the years ended
December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alpha Nutra, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alpha Nutra, Inc. (A Development “Company”) as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from January 1, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Nutra, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2005 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
Chang G. Park, CPA

March 28, 2007
Chula Vista, CA. 91910

ALPHA NUTRA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2006 and 2005
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Property and equipment, net	-	-
Other assets	-	-

Total Assets	$-	$-

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$-	$-
	-	-

Total current liabilities	-	-

Long-term liabilities:
Loan payable	-	-

Total liabilities	-	-

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares
authorized, 534,494 shares issued and outstanding
as of December 31, 2006 and 2005, respectively	535	535
Additional paid-in capital	6,705,918	6,705,918
Retained earnings (deficit)	(6,706,453)	(6,706,453)

Total shareholders’ equity (deficit)	-	-

Total liabilities and shareholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements.

ALPHA NUTRA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005
Revenue	$-	$-

Cost of Revenue

Gross profit	-	-

Administrative expenses	-	500,000

Income (loss) from operations	-	(500,000)

Interest and other income (expense), net	-	-

Income (loss) from continuing operations	-	(500,000)

Discontinued operations, net of tax:
Loss from operations of discontinued
component, net of tax ($0)	-	(474,306)

Loss from discontinued operations	-	(474,306)

Net income (loss)	$-	$(974,306)

Net Loss per share - Basic and Diluted
Continuing operations	$-	$(0.10)
Discontinued operations	$-	$(0.09)

Weighted average shares outstanding	534,494	5,232,046

See accompanying notes to financial statements.

ALPHA NUTRA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2005

			Additional
	Common	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance December 31, 2004	10,490,796	$10,491	$6,948,074	$(5,732,147)	$1,226,418

Stock issued in employee bonus
January 18, 2005	9,031	9	407,030	-	407,039

Recapitalization (Note 1)	(10,465,333)	(10,465)	(1,148,686)	-	(1,159,151)

Stock issued for services rendered on
December 5, 2005	500,000	500	499,500	-	500,000

Net loss for the year ended
December 31, 2005	-	-	-	(974,306)	(974,306)

Balance December 31, 2005	534,494	535	6,705,918	(6,706,453)	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-

Balance December 31, 2006	534,494	$535	$6,705,918	$(6,706,453)	$-

See accompanying notes to financial statements.

ALPHA NUTRA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:

Net income (loss)	$-	$(974,306)

Adjustments to reconcile net income (loss) to net cash from
operating activities:

Common stock issued for services	-	500,000

Common stock issued for bonus	-	407,039

Change in operating assets and liabilities:

(Increase) decrease in accounts receivable	-	15,000

Net cash provided by (used in) operating activities	-	(52,267)

Cash flows from investing activities:

Decrease in due from LTH (Note 1)	-	49,418

Net cash provided by (used in) investing activities	-	49,418

Cash flows from financing activities:

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	(2,849)

Cash and cash equivalents at beginning of year	-	2,849

Cash and cash equivalents at end of year	$-	$-

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non- Cash Activities:
Common stock issued for services	$-	$907,039
Common stock canceled in asset exchange agreement	$-	$1,159,151

See accompanying notes to financial statements.

ALPHA NUTRA, INC.
(A Development Stage company)
Notes to Financial Statements
As of December 31, 2006 and 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

Alpha Nutra, Inc. (a Development Stage “Company”) was incorporated under the laws of the State of California on March 14, 1988. The Company's offices are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92008. The Company was originally known as TJB Enterprises, Inc. It changed its name to Gallery Rodeo International in 1991, to Sierra-Rockies Corporation in 1996, to Alpha Nutraceuticals in 2004 and to Alpha Nutra, Inc. on January 27, 2005.

On January 2, 2003 the Company filed a Voluntary Petition for a Chapter 11 proceeding in the United States Bankruptcy Court, Southern District of California. The Company had previously filed similar petitions in 1998 and 2001 but was unable to gain approval for a plan of reorganization in those filings. However on November 6, 2003 the Bankruptcy Court approved the Plan of Reorganization proposed by the Company. The Plan included the following provisions:

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

No “A” warrants and “B” warrants were exercised and all warrants issued expired on December 31, 2005.

The Company was ordered to acquire the business of Let's Talk Health, Inc. (LTH) by issuing 3,000,000 shares of common stock to the shareholders of LTH. This transaction was completed on January 1, 2004 and, as provided in the Plan, Louis Paulsen, the president of LTH, and other members of the management team of LTH, took over the management of the Company.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On June 30, 2005, the Company entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby the Company exchanged 100% of its Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by the Company for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones. The 10,465,333 shares of common stock the Company received from GMGH, Golden Tones and the owners were retired by the Company. Following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc. The Company retained ownership of the AlphaNutra.com business.

Nature of Operations

As of July 1, 2005, following the sale of Lets Talk Health, Inc. and Avidia Nutrition, the Company had no ongoing business operations. Operating results until June 30, 2005 were treated as Discontinued Operations. As a result, the Company is deemed to have re-entered the development stage on January 1, 2005.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

b.	Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

c.	Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amount are capitalized, and any replaced or disposed units are written off.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

d.	Estimates

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

e.	Basic Earnings per Share

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

SFAS 128 also requires the computation and presentation of diluted earnings per share. However, since the Company had losses applicable to common stock, the assumed effects of the conversion of any preferred shares or stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

f.	Income Taxes

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

e.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At December 31, 2006 and 2005 the Company had significant operating loss carryforwards. The tax benefits have been estimated as follows:

	December 31, 2006	December 31, 2005
Net losses	6,706,453	6,706,453

Gross income tax benefit	2,280,194	2,280,194
Valuation allowance	(2,280,194)	(2,280,194)
Net income tax benefit	$-0-	$-0-

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 (inception) to December 31, 2006 and generated a net loss of $974,306 during fiscal 2005. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings or to merge with or acquire other companies. Management has yet to decide what type of offering the Company will use, how much capital the Company will raise and which companiy it will merge with or acquire. There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with or acquire any company.

NOTE 5. ACQUISITIONS

On January 1, 2004, the Alpha Nutra, Inc. and Let’s Talk Health, Inc. entered into an asset purchase agreement. This agreement was entered into as part of a Plan of Reorganization proposed by the Buyer to the United States Bankruptcy Court. In consideration of the transfer to Buyer (Alpha Nutra) of the Assets and the Intellectual Property, Buyer agreed to deliver to the Company or its designees 3,000,000 shares of the Buyer’s Common Stock. Subsequent to the purchase agreement the Company will retain control.

On May 1, 2004, the Company entered into an agreement where Alpha Nutra, Inc. would purchase the assets subject to liabilities of Avidia Nutrition, Inc. The acquisition was recorded as a purchase in accordance with Accounting Principles Board Opinions No. 16 (APB No. 16). Avidia Nutrition is in the business of manufacturing and selling of vitamins and nutritional supplements.

On June 30, 2005, the Company entered into an asset purchase agreement where Alpha Nutra, Inc. would relinquish ownership in Let’s Talk Health, Inc. and Avidia Nutrition, Inc. in exchange for 10,465,333 of the Company’s common stock.

As of July 1, 2006, the Company had no operations and the operating results of the Company were solely of Alpha Nutra, Inc.

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2006 and 2005:

•	Common stock, $ 0.001 par value; 50,000,000 shares authorized; 534,494 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENT

On January 23, 2007 (the “Closing Date”) and pursuant to a Share Exchange Agreement dated as of January 23, 2007 (the “Exchange Agreement”), between the Company, China Broadband Ltd, a Cayman Islands company (“China Broadband Cayman”) and its four shareholders (the “Broadband Shareholders”), the Company acquired 100% of the outstanding capital stock (the “Broadband Shares”) of China Broadband Cayman from it’s four shareholders in exchange for 100% of the outstanding shares of China Broadband Cayman, resulting in China Broadband Cayman becoming a our wholly owned subsidiary (said transaction being referred to herein as the “Share Exchange”).

In exchange therefore and pursuant to the terms of the Exchange Agreement, the Company issued 37,865,506 shares with 2,000,000 additional shares in escrow (the “Exchange Shares”) of Common Stock, par value $0.001 per share (the “Common Stock”) and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes (the “Convertible Notes”), which become convertible into 1,300,000 shares of common stock and other related obligations. All of the holders of these Convertible Notes have requested conversion into our Common Stock in March of 2007.

Effective as of the Closing Date of the Share Exchange on January 23, 2007, new members of management were appointed to the Board and as executive officers, and the Company’s existing officers and directors, Mark L. Baum and James B. Panther, II, have resigned from all officer and director positions with the Company.

Simultaneously with the closing date, the Company completed its first closing of a private placement offering $3,000,000 in gross proceeds, pursuant to which, 6,000,000 warrants exercisable at $2.00 per share and 6,000,000 shares of Common Stocks were issued. In all, gross proceeds in this offering were $3,579,925 with 7,159,850 shares and 3,579,125 warrants issued through April of 2007. In addition, the Company issued 572,789 warrants exercisable at $0.60 to a placement agent in connection with this offering.