Form 10QSB
period 2007-03-31
CHINA BROADBAND INC
filed 2007-08-31
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________

Commission file number: 000-19644

CHINA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1900 Ninth Street, 3rd Floor
Boulder, Colorado 80302	(303) 449-7733
(Address of principal	(Issuer’s telephone number)
executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of August 31, 2007 was 50,048,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

CHINA BROADBAND, INC.

MARCH 31, 2007 FORM 10-QSB QUARTERLY REPORT

 Forward Looking Statements

This Quarterly Report Form 10-QSB and other reports filed by China Broadband, Inc., a Nevada corporation, formerly known as Alpha Nutra, Inc., (the “Company”), from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the Company as well as estimates and assumptions made by its management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or its management, identify forward looking statements. Such statements reflect the current view of the Company and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company. Such forward-looking statements include statements regarding, among other things:

•  our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jian Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (“China”),

•  our ability to raise an additional $2,600,000 approximate amount (based on current exchange rates for 20 million Renminbi) in order to make the second payment of our purchase price for the business, which must be paid within nine months of the closing of the acquisition in April 2007,

•  a complex and changing regulatory environment in China that currently permits only partial foreign ownership of Chinese businesses and that requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in China),

•  our ability to implement complex operating and revenue sharing arrangements that will enable us to consolidate our financial statements with our prospective partially acquired Chinese business, and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•  our ability to enter into agreements with, and to consummate acquisitions of, other broadband businesses in China in the Shandong region and elsewhere,

•  socio-economic changes in the regions in China that we intend to operate in that affect consumer internet subscriptions,

•  the ability of the Chinese government to terminate or elect to not renew any of our licenses for various reasons or to nationalize our industry, without refund, and

•  our anticipated needs for working capital.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(a company in the development stage)

		December 31,
	March 31, 2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$527,231	$-
Prepaid expenses	16,452	-
Other current assets	11,118	-

Total current assets	554,801	-

Property and equipment, net	125	-
Other assets	2,550,000	-
Total assets	$3,104,926	-

Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses	$51,774	$-

Total liabilities	51,774	-

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 49,158,000 and 534,494 issued and outstanding	49,158	535
Additional paid-in capital	10,138,975	6,705,918
Accumulated deficit	(7,140,323)	(6,706,453)
Other accumulated comprehensive income	5,342	-

Total shareholders’ equity	3,053,152	-

Total liabilities and shareholders’ equity	$3,104,926	$-

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(a company in the development stage)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2007	2006

Revenue	$-	$-

Cost of Revenue	-	-

Gross profit	-	-

Formation costs	-	-
Selling, general and administrative expenses	304,704	-

Loss from operations	304,704	-

Interest expense	4,227	-

Loss before income taxes	308,931	-

Provision for income taxes	-	-

Net loss	$308,931	$-

Net loss per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average shares outstanding
Basic	36,036,293	534,494
Diluted	36,036,293	534,494

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(a company in the development stage)
(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(308,931)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	50,748	-

Change in assets and liabilities:
Prepaid expenses and other assets	(27,570)	-
Accrued expenses	45,012	-

Net cash used in operating activities	(240,741)	-

Cash flows from investing activities:
Investment in Jinan Broadband	(2,550,000)	-
Capital expenditures	(125)	-

Net cash used in investing activities	(2,550,125)	-

Cash flows from financing activities:
Proceeds from private placement offering	3,555,000	-
Issuance costs associated with private placement	(345,414)	-

Net cash provided by financing activities	3,209,586
Exchange rate changes on cash	5,341	-

Net increase in cash and cash equivalents	424,061
Cash and cash equivalents at beginning of period	103,170	-
Cash and cash equivalents at end of period	$527,231	$-

Supplemental Cash Flow Information
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(a company in the development stage)

1.            Organization, Description of Business and Basis of Presentation

General

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

On January 23, 2007, pursuant to the Share Exchange Agreement, we acquired all of the shares of China Broadband Ltd., a Cayman Islands corporation (“China Broadband Cayman”) from its four shareholders resulting in such shareholders controlling the Company. At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China. This operating cable broadband business is sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,550,000 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. In consideration for this 20 year business and management rights, we paid $2,550,000 and are required to pay an additional approximate $2,600,000 (based on current exchange rates for 20 million RMB) within nine months of completion of this acquisition. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. This business is our only operating business as of April of 2007.

As a result of our acquisition of China Broadband Cayman, we changed our name from Alpha Nutra, Inc. to China Broadband, Inc., effective as of May 4, 2007. In addition to China Broadband Cayman, the Company maintains its wholly-owned subsidiary AlphaNutra.com, which currently has no business operations.

Basis of Presentation

China Broadband, Inc. and its subsidiaries (“China Broadband, Inc.”, “we,” “us,” or “the Company”) operates in a single segment.

The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended December 31, 2006. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2.            Share Exchange, Private Placement Offering and Acquisition of Jinan Broadband

On January 23, 2007 we completed our acquisition of China Broadband Cayman resulting in a change of control of the Company, and simultaneously closed on the minimum of $3,000,000 in escrow in our private offering of common stock and warrants in order to cover the cost of our initial acquisition payment for an operating cable broadband business in the Jinan region of China. Information relating to the Share Exchange and the private offering follows.

Change of Control; Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange, between us, China Broadband Cayman and its four shareholders (the “Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of the holders of these 7% Convertible Promissory Notes have requested conversion into our common stock effective as of February 28, 2007 and all interest has been paid through such date. Additional information relating to this change of control, and related financial statements, can be found in a Current Report on Form 8-K/A as amended, dated June 4, 2007.

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

The material terms of the Share Exchange and related agreements with China Broadband Cayman are:

•
We have acquired all of the shares of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506, shares of our Exchange Shares, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock after the closing,

•
We have successfully funded the first of two payments of the acquisition of the 51% interest in Jinan Broadband of $2,570,679 required to be paid under the Cooperation Agreement, from the proceeds of our private offering,

•
We have assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid through such date,

•
We have agreed to assume certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We have agreed to register the Exchange Shares issued to the four Broadband shareholders, pursuant to a Registration Rights Agreement, and to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc.,

•
We have issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009,

•
We have agreed to a lockup agreement and anti dilution agreement with respect to the Exchange Shares and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director and the former shareholders and principals of China Broadband Cayman,

•
We have issued 3,974,800 warrants exercisable at $.60 per share with an expiration date of March 24, 2009 to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease,

•	We entered into employment agreements with certain new members of management in connection with our recently acquired operations in China.

Simultaneous Closing of Equity Financing

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Warrants”). This offering was also conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the three month period ended March 31, 2007 we raised an aggregate of $3,555,000 in this offering and sold an aggregate of 7,110,000 shares and 3,555,000 warrants to accredited investors. Placement fees and expenses paid during the three month period ended March 31, 2007 in connection with the offering were approximately $345,000.

Through May of 2007, we raised an aggregate of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 Warrants to accredited investors. We used $2,570,679 of the proceeds of this offering from the first closing to pay the first installment of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jinan Parent. This business acquisition is our only initial operating business as of April 1, 2007. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share.

Completion of Acquisition by our WFOE of 51% interest in Jinan Broadband

We have paid $2,570,679 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based WFOE of 51% interest in Jinan Broadband and entry into the Exclusive Corporation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. The general business terms of this acquisition are, in relevant part, as follows:

•	We received a business license from the local Industry and Commerce Bureau, that enabled us to complete the acquisition and operate the business of Jinan Broadband,

•
Our WFOE, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Exclusive Cooperation Agreement,

•
Within nine months of closing of the acquisition, the remaining $2,600,000 (as may be adjusted to reflect currency exchange rates for 20,000,000 RMB at the time of making such payment) of the purchase price (or whatever portion of the purchase price remains unpaid), must be paid,

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent,

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other.

About Jinan Parent and Jinan Broadband

Chinese Holding Company Structure

Our Company has an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services. Our wholly owned subsidiary after the Share Exchange, China Broadband Cayman, owns 100% of our wholly foreign owned entity (i.e., the “WFOE”), Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation. Pursuant to the agreement, our WFOE in turn owns 51% of the operating company, Jinan Broadband, whose other 49% owners will be Jinan Parent and certain of its affiliates. Jinan Parent in turn is owned by Jinan Radio and Television Networks Center. Through the Exclusive Cooperation Agreement and one or more similar operating agreements among WFOE, Jinan Parent and Jinan Broadband, we will manage and control the operations of Jinan Broadband subject to certain oversight provisions, and receive the economic benefits derived from its operations.

Investments in Chinese businesses involve a significant degree of regulatory risk in that the ownership of private enterprises in China is heavily regulated and subject to changing rules and regulations that could prevent us from recognizing revenues in our intended manner or from operating or controlling businesses in China. China also has the right to de-privatize the business that we are acquiring resulting in the loss of our business without recourse. (See “Risk Factors” included below).

3.            Net Loss Per Share

Basic and Diluted net loss per share have been computed by dividing the net loss by the weighted average number of common shares outstanding. The assumed exercise of dilutive warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company’s common stock during each respective period, have been excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

 4.           Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 to March 31, 2007 and generated a net loss of $308,931 during the three months ended March 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings or to merge with or acquire other companies. Management has yet to decide what type of offering the Company will use, how much capital the Company will raise and which company it will merge with or acquire. There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with or acquire any other companies.

5.            Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” in the beginning of this report and the “Risk Factors” section below. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006, all of which should be read together.

Background

We were inactive from 1998 through 2003. Our only activity in 2003 was the maintenance of our voluntary bankruptcy petition and negotiations with Lets Talk Health, Inc. resulting in the Plan of Reorganization which was, on November 6, 2003, approved by the United States Bankruptcy Court for the Southern District of California. Our current business is described below.

Current Nature of Operations

Prior to the completion of our acquisition of Jinan Broadband, that became effective as of April 1, 2007, and since our sale of the Lets Talk Health, Inc., and Avidia Nutrition businesses in July of 2005, we had no material operations. We operated during this period as a blank check company in search of a business acquisition. For purposes of this Quarterly Report, references to our “current business” or to “China Broadband” refer to our business operations going forward relating to the China-based cable broadband business.

Operating Companies

We currently operate through China Broadband Cayman, our wholly-owned subsidiary, which in turn operates through our WFOE located in China. The WFOE owns a 51% interest in Jinan Broadband, an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China and has entered into an Exclusive Service Agreement with Jinan Parent that enables us to share revenues and consolidate our financial statements in the future.

Results of Operations.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

In July of 2005, we sold our Lets Talk Health, Inc. and Avidia Nutrition businesses. Following the sale of these operating businesses we had no ongoing business operations. As a result, the Company is deemed to have re-entered the development stage on January 1, 2005.

During the three months ended March 31, 2007 the Company has a net loss of $308,931. This net loss primarily consisted of approximately $75,000 in travel expenses, $36,000 in payroll expense, $140,000 in legal, accounting and consulting fees, $36,000 in rent expense and $13,000 in marketing and promotional expenses. These expenses were incurred as we continue to implement our corporate strategy, raise capital and the continued formation of our development stage company. In addition, we incurred approximately $4,000 of interest expense related to the $325,000 principal amount of 7% Convertible Promissory Notes that was assumed in the Share Exchange with China Broadband Cayman. The entire amount of the 7% Convertible Promissory Notes were converted into 1,300,000 shares of our common stock.

During the three months ended March 31, 2006 we had no operations.

Subsequent to the Share Exchange and the acquisition by our WFOE of Jinan Broadband, our revenues will be based on the number of paying cable broadband internet customers in the Shandong province of China and in other areas that we acquire businesses. As of March 31, 2007, before the effective date of our acquisition of Jinan Broadband, Jinan Broadband had approximately 40,000 active paying subscribers for its services in this region. Management believes that there are a total of 1,100,000 homes that are estimated to have cable access in the Jinan region of Shandong, approximately 20% of which already have cable and internet in some form. (See, www.jinan.gov.cn).

               Our gross revenues will be dependent on several factors:

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

As of March 31, 2007 we had $527,231 of cash on hand. As of March 31, 2006 we had no assets. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

On January 23, 2007 we completed the first closing of our private placement offering and completed our Share Exchange with China Broadband Cayman.

Through the three months ended March 31, 2007 we raised an aggregate of $3,555,000 in the private placement offering and issued an aggregate of 7,110,000 shares and 3,555,000 warrants. The issuance costs associated with the private placement offering totaled $345,414.

Through May of 2007 we raised an aggregate of $4,000,000 in the private placement offering with net proceeds of $3,680,000, including issuance costs, and issued an aggregate of 8,000,000 shares and 4,000,000 warrants. Total issuance costs approximated $402,315.

We used approximately $2,570,679 of the proceeds of the offering towards the cost of our first half installment payment for the 51% interest in Jinan Broadband in 2007. We used $10,490 to repay interest accrued through February 28, 2007, on the $325,000 principal amount of 7% Convertible Promissory Notes issued in September of 2006 by China Broadband Cayman, the obligations of which were assumed by us. All of these Convertible Notes have been converted into an aggregate of 1,300,000 shares of common stock as of February 28, 2007, with interest paid through such date in cash.

Cash Flows

Operating activities for the three months ended March 31, 2007, resulted in a decrease in cash and cash equivalents of $240,741. There were no operating activities during the three months ended March 31, 2006.

Investing activities for the three months ended March 31, 2007 and 2006 used cash of $2,550,125 and $0, respectively. The 2007 amounts consisted of the our investment in Jinan Broadband of $2,550,000 and additions to property and equipment in the amount of $125.

Financing activities for the three months ended March 31, 2007 and 2006 provided cash of $3,209,586 and $0, respectively. For the three months ended March 31, 2007, this amount consisted of proceeds from the private placement of $3,555,000 partially offset by $345,414 of payments related to issuance costs associated with the private placement offering.

Need for Additional Capital

Management believes that it has sufficient funds to satisfy the Company’s cash requirements for the next six months. We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based internet and cable businesses. We will need capital to make additional acquisitions and the second installment for the payment of Jinan Broadband. The amount and timing of our future capital requirements will depend upon many factors, including the number and size of opportunities available to the Company, the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital we will not be able to sustain any growth.

Dividends

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

As of March 31, 2007, we had total liabilities and total current liabilities of $51,774.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All of our operations are conducted in China and the Renminbi is the national currency in which its operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at August 28,, 2007, was approximately 7.56 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

We do not believe that we are currently exposed to significant market risk.

The Company primarily invests its cash in checking, bank money market and savings accounts. As of August 28, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of March 31, 2007 and the date of filing hereof, we do not have a full time internal chief financial officer as our operations prior to April 2007 have not necessitated such. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer has concluded that, other than our reports that we file or submit under the Exchange Act being recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The Company believes that all of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of China Broadband, Inc. or executive officers of China Broadband, Inc., and transfer was restricted by China Broadband, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 4, 2007, the Company amended its Articles of Incorporation to change its corporate name from Alpha Nutra, Inc. to China Broadband, Inc. (the “Name Change”) to reflect the Company’s acquisition of an operating broadband cable internet business in the Jinan region of the People’s Republic of China. This action was taken pursuant to a written consent of stockholders representing a majority of the Company’s issued and outstanding shares of common stock dated March 27, 2007, in lieu of a special meeting of the stockholders. As of March 27, 2007, two shareholders, 88 Holdings, Inc. and China Broadband Partners, Ltd., both of which are entities controlled and beneficially owned by the Company’s President and Chairman, Clive Ng, holding an aggregate of 34,582,753 shares of the Company’s outstanding common stock (or 71% of our outstanding common stock) voted in favor of the Name Change.

Item 5. Other Information.

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

Item 6. Exhibits.

Exhibit	Description
2.1
Share Exchange Agreement dated as of January 23, 2007 by and among the Company, China Broadband, Ltd. and its shareholders filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on May 25, 2007 and incorporated herein by reference.

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

10.7	Employment Agreement dated as of January 24, 2007 by and between the Company and Clive Ng, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.8	Employment Agreement dated as of January 24, 2007 by and between the Company and Jiang Bing, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.9	Employment Agreement dated as of January 24, 2007 by and between the Company and Yue Pu, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.10
Form of $0.60 Common Stock Purchase Warrant issued by the Company to BCGU, LLC filed as an exhibit to our Annual Report on Form 10-KSB filed with the Commission on May 25, 2007 and incorporated herein by reference.

10.11	Exclusive Service Agreement filed as an exhibit to our Current Report on Form 8-K filed with the Commission on June 11, 2007 and incorporated herein by reference.

31.1	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302.*

32.2	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on August 31, 2007, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Clive Ng
Name: Clive Ng Title: President and Chairman (Principal Executive and Principal Accounting Officer)