Form 10QSB
period 2007-06-30
CHINA BROADBAND INC
filed 2007-10-31
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from  _______ to ________

Commission file number: 000-19644

CHINA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Ninth Street, 3rd Floor Boulder, Colorado 80302	(303) 449-7733
(Address of principal executive offices)	(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of October 15, 2007 was 50,048,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA BROADBAND, INC.

JUNE 30, 2007 FORM 10-QSB QUARTERLY REPORT

INDEX

Page
PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements.	F-1
 Consolidated Balance Sheets as of
June 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations for the
Six Months and Three Months Ended
June 30, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2007 and 2006 (unaudited)

Notes to Unaudited Consolidated Financial Statements

F-1 F-2 F-3 F-4
Item 2 - Management's Discussion and Analysis or Plan of Operation.	1

Item 3 - Controls and Procedures.	7

PART II - OTHER INFORMATION	8

Item 1 - Legal Proceedings.	8

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3 - Defaults Upon Senior Securities.	8

Item 4 - Submission of Matters to a Vote of Security Holders.	8

Item 5 - Other Information.	8

Item 6 - Exhibits.	8

Forward Looking Statements

This Quarterly Report Form 10-QSB and other reports filed by China Broadband, Inc., a Nevada corporation, formerly known as Alpha Nutra, Inc., (the “Company”), from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the Company as well as estimates and assumptions made by its management. When used in the filings the words “may”, ”will”, “should”, “estimates”,  ”anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or its management, identify forward looking statements. Such statements reflect the current view of the Company and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company. Such forward-looking statements include statements regarding, among other things:

•           our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jinan Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (“China”),

•          our ability to raise an additional $3,055,000 approximate amount (based on current exchange rates for approximately 23 million Renminbi) in order to make the second payment of our purchase price for the business, due in January of 2008,

•          a complex and changing regulatory environment in China that currently permits only partial foreign ownership of Chinese businesses, that does not readily permit the payment of dividends or re-patriation of funds to non China based entities and persons (such as the Company and its shareholders), and thatch th Chinese and United States accounting rules, ed Chinese business, \rmit us to consolidate requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in China),

•          our ability to implement complex operating and revenue sharing arrangements to enable us to consolidate our financial statements with our Chinese business and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•          our ability to enter into agreements with, and to consummate acquisitions of, other broadband businesses in China in the Shandong region and elsewhere,

•          socio-economic changes in the regions in China that we intend to operate in that affect consumer internet subscriptions,

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,179,639	$103,170
Due from Jinan Parent	691,059	-
Inventory	1,477,089	-
Prepaid expenses	15,868	-
Other current assets	85,460	-

Total current assets	4,449,115	103,170

Property and equipment, net	9,262,939	-
Goodwill and other intangible assets	522,451	103,652

Total assets	$14,234,505	$206,822

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$733,100	$-
Accrued expenses	212,867	6,762
Convertible notes payable	-	325,000
Payable to Jinan Parent	4,885,176	-
Other current liabilities	63,132	-

Total liabilities	5,894,275	331,762

Minority interest in Jinan Broadband	5,243,997	-

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized,
50,048,000 and 534,494 issued and outstanding	50,048	535
Additional paid-in capital	10,485,873	6,705,918
Accumulated deficit	(7,605,719)	(6,831,393)
Accumulated other comprehensive income	166,031	-

Total shareholders’ equity	3,096,233	(124,940)

Total liabilities and shareholders’ equity	$14,234,505	$206,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenue	$869,699	$-	$869,699	$-

Cost of revenue	400,372	-	400,372	-

Gross profit	469,327	-	469,327	-

Selling, general and
administrative expenses	1,015,251	-	1,319,955	-

Loss from operations	(545,924)	-	(850,628)	-

Interest and other income (expense), net	5,002	-	775	-

Loss before minority interest	(540,922)	-	(849,853)	-

Minority interest loss in Jinan Broadband	75,527	-	75,527	-

Loss before income taxes	(465,395)	-	(774,326)	-

Income tax provision	-	-	-	-

Net loss	$(465,395)	$-	$(774,326)	$-

Net loss per share
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average
shares outstanding
Basic	49,694,044	534,494	42,902,897	534,494
Diluted	49,694,044	534,494	42,902,897	534,494

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(774,326)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock compensation	50,748	-
Depreciation	521,029	-

Change in assets and liabilities, net of affects of Jinan Broadband acquisition:
Due from Jinan Parent	(111,764)	-
Inventory	(167,419)	-
Prepaid expenses and other assets	(101,328)	-
Accounts payable & accrued expenses	(195,909)	-
Payable to Jinan Parent	(651,470)	-
Other	(42,218)	-

Net cash used in operating activities	(1,472,657)	-

Cash flows from investing activities:
Capital expenditures	(175,611)	-

Net cash used in investing activities	(175,611)	-

Cash flows from financing activities:
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private placement	(420,500)	-

Net cash provided by financing activities	3,579,500

Effect of exchange rate changes on cash	145,237	-
Net increase in cash and cash equivalents	2,076,469	-

Cash and cash equivalents at beginning of period	103,170	-

Cash and cash equivalents at end of period	$2,179,639	$-

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$1,164,936	$-
Consideration paid	$10,854,832	$-

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

On January 23, 2007, pursuant to the Share Exchange Agreement, we acquired all of the shares of China Broadband Ltd., a Cayman Islands corporation (“China Broadband Cayman”) from its four shareholders resulting in such shareholders controlling the Company. At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement (the “Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,550,000 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. In consideration for this 20 year business and management rights, we paid approximately $2,572,000, including expenses, and are required to pay an additional approximate $3,055,000 (based on current exchange rates for approximately 23 million RMB) within nine months of completion of this acquisition. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. This business is our only operating business since April of 2007.

As a result of our acquisition of China Broadband Cayman, we changed our name from Alpha Nutra, Inc. to China Broadband, Inc., effective as of May 4, 2007. In addition to China Broadband Cayman, the Company maintains its wholly-owned subsidiary AlphaNutra.com, which currently has no business operations.

Basis of Presentation

China Broadband, Inc. and its subsidiaries (“China Broadband, Inc.”, “we,” “us,” or “the Company”) operate in a single segment.

The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended December 31, 2006. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

Change of Control; Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange, between us, China Broadband Cayman and its four shareholders (the “Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of these 7% Convertible Promissory Notes have been converted into our common stock effective as of February 28, 2007 and all interest has been paid through such date in cash. Additional information relating to this change of control, and related financial statements, can be found in a Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended.

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

The material terms of the Share Exchange and related agreements with China Broadband Cayman are:

•
We have acquired all of the shares of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506 Exchange Shares, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock after the closing,

•
We have successfully funded the first of two payments of the acquisition of the 51% interest in Jinan Broadband of approximately $2,572,125 including expenses, from the proceeds of our private offering,

•
We have assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid in cash through such date,

•
We have agreed to assume certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We have agreed to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc. We have not registered the shares that were issued upon conversion of the 7% Convertible Promissory Notes and are required to pay a penalty of approximately 125,000 shares to said shareholders through October of 2007,

•
We have issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009,

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

Simultaneous Closing of Equity Financing

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Warrants”). This offering was also conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the six month period ended June 30, 2007 we raised an aggregate of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. Placement fees and expenses paid during the six month period ended June 30, 2007 in connection with the offering were approximately $420,500.

We used $2,572,125 of the proceeds of this offering from the first closing to pay the first installment plus expenses of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jinan Parent. This business acquisition is our only operating business as of April 1, 2007. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share.

Completion of Acquisition by our WFOE of 51% interest in Jinan Broadband

We have paid $2,572,125 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent, including expenses, in exchange for ownership by our China based WFOE of 51% interest in Jinan Broadband and entry into the Exclusive Corporation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. The general business terms of this acquisition are, in relevant part, as follows:

•	We received a business license from the local Industry and Commerce Bureau, that enabled us to complete the acquisition and operate the business of Jinan Broadband,

•
Our WFOE, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Exclusive Cooperation Agreement,

•
In January of 2008, the remaining $3,055,000 (as may be adjusted to reflect currency exchange rates for approximately 23,000,000 RMB at the time of making such payment) of the purchase price (or whatever portion of the purchase price remains unpaid), must be paid,

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent,

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other.

Pursuant to the acquisition agreement, the fair value of Jinan Broadband was determined on the effective date of April 1, 2007 to be approximately 83.9 million RMB (approximately $10.9 million based on exchange rates at the time). Jinan Parent was to contribute its operating assets to Jinan Broadband and we were to contribute our 51% ownership interest of the 83.9 million RMB equity value or approximately 42.8 million RMB (approximately $5.5 million based on exchange rates at the time). The total value of the net assets contributed by Jinan Parent totaled approximately 79.9 million RMB resulting in goodwill of approximately 4 million RMB or $522,451 based on exchange rates at the time.

As of June 30, 2007 we contributed approximately 19.8 million RMB (approximately $2.6 million based on exchange rates at the time) to Jinan Broadband. We must make a second payment of approximately 23 million RMB (approximately $3.1 million at current exchange rates) by January 2008.

On the effective date Jinan Parent maintained the 19.8 million RMB (approximately $2.6 million based on exchange rates at the time) contributed by us resulting in a payable of approximately 42.8 million RMB (approximately $5.5 million based on exchange rates at the time) due to Jinan Parent. Through June 30, 2007 Jinan Broadband paid approximately 5.6 million RMB (approximately $650,000 based on exchange rates at the time) to Jinan Parent resulting in a net payable due Jinan Parent of approximately 37.2 million RMB or $4.9 million as of June 30, 2007.

About Jinan Parent and Jinan Broadband

Chinese Holding Company Structure

Our Company has an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services. Our wholly owned subsidiary after the Share Exchange, China Broadband Cayman, owns 100% of our wholly foreign owned entity (i.e., the WFOE), Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation. Pursuant to the agreement, our WFOE in turn owns 51% of the operating company, Jinan Broadband, whose other 49% owner is Jinan Parent and certain of its affiliates. Jinan Parent in turn is owned by Jinan Radio and Television Networks Center. Through the Exclusive Cooperation Agreement and one or more similar operating agreements among WFOE, Jinan Parent and Jinan Broadband, we manage and control the operations of Jinan Broadband subject to certain oversight provisions, and receive the economic benefits derived from its operations. During 2007 Jinan Parent will continue to provide customer billing and other services for Jinan Broadband until the transition is complete. It is expected that the transition will be completed by December 31, 2007.

Investments in Chinese businesses involve a significant degree of regulatory risk in that the ownership of private enterprises in China is heavily regulated and subject to changing rules and regulations that could prevent us from recognizing revenues in our intended manner or from operating or controlling businesses in China. China also has the right to de-privatize the business that we are acquiring resulting in the loss of our business without recourse. (See “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Current Report on Form 8-K date of event April 1, 2007).

2.    Net Loss Per Share

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

3.   Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 to March 31, 2007 and generated a net loss of $774,326 during the six months ended June 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.   Due From Jinan Parent

During 2007 Jinan Parent is continuing to provide us with customer billing and other services for our Jinan Broadband subsidiary until the transition is complete. It is expected that the transition will be completed by December 31, 2007. Due from Jinan Parent represents the amounts billed to our customers by Jinan Parent on our behalf due to us.

5.    Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 142, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. We have determined that our reporting unit for purposes of applying the provisions of SFAS No. 142 is our operating subsidiary Jinan Broadband.

Also required by SFAS No. 142, on an annual basis, we must test goodwill and other indefinite life intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses.

In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the three months and six months ended June 30, 2007 and 2006.

As of June 30, 2007 and 2006, we had no intangible assets other than goodwill.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” in the beginning of this report and the “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Current Reports on Form 8-K for the event dates of January 23, 2007, and April 1, 2007, each as amended). The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Current Report on Form 8-K (date of event April 1, 2007), all of which should be read together.

Background

The Company was organized in 1988 under the name “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purpose of seeking a merger with a private operating company. We operated various businesses and underwent various reorganizations from inception through January of 2003. On January 2, 2003, we filed a Voluntary Petition for Bankruptcy related to our subsidiary Lets Talk Health and on November 6, 2004 a Plan of Reorganization was approved by the Honorable James Meyer, Judge, United States Bankruptcy Court for the Southern District of California.

On October 22, 2004, we reorganized our corporate structure and changed our domicile to Nevada by merging into a wholly owned subsidiary created for this purpose, Alpha Nutraceuticals, Inc.

On January 27, 2005, we changed our name to Alpha Nutra, Inc. Our current business is described below.

Current Nature of Operations

Prior to the completion of our acquisition of Jinan Broadband, that became effective as of April 1, 2007, and since our sale of the Lets Talk Health, Inc., and Avidia Nutrition businesses in July of 2005, we had no material operations. We operated during this period as a blank check company in search of a business acquisition. For purposes of this Quarterly Report, references to our “current business” or to “China Broadband” refer to our business operations relating to the China-based cable broadband business.

Operating Companies

We currently operate through China Broadband Cayman, our wholly-owned subsidiary, which in turn operates through our WFOE located in China. The WFOE owns a 51% interest in Jinan Broadband, an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, and has entered into an Exclusive Service Agreement with Jinan Parent that enables us to share revenues.

Results of Operations

The Company was a development stage company with no business operations during the first six months of 2006. Effective April 1, 2007, the Company began operating its newly acquired Jinan Broadband subsidiary. During the three and six months ended June 30, 2006 Jinan Broadband did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition. Accordingly, increases in revenues, profits and expenses for the three and six months ended June 30, 2007 were primarily attributable to the commencement of operations of the newly acquired assets which are operating independently for the first time. Accordingly, Jinan Broadband results for the three and six months ended June 30, 2006 were not included for comparative purposes as management believes that they are not meaningful.

Our revenues are based on the number of paying cable broadband internet customers in the Shandong province of China. As of June 30, 2007, Jinan Broadband had approximately 45,000 active paying subscribers for its services in this region. Management believes that there are a total of 1.3 million homes that are estimated to have cable access in the Jinan region of Shandong, approximately 80% of which already have cable access and 20% have internet access in some form. (See, www.jinan.gov.cn).

Our gross revenues are dependent on several factors:

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

Our cost of revenue consists primarily of the costs of products or services sold to customers and personnel and other direct costs associated with providing technical services. In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively reduce our gross margins. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

•	the cost of our products, including the extent of purchase volume discounts we are able to obtain from our suppliers;

•	promotions or special offers that we offer to attract new customers; and

•	the mix of products within each brand category that our customers purchase.

Our selling, general and administrative expenses consist of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication and Internet costs, and other administrative expenses. We expect selling, general and administrative expenses to increase as we grow our business.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue. Revenue for the three months ended June 30, 2007 was $869,699 as compared to $0 for the three months ended June 30, 2006. During the three months ended June 30, 2006 we had no operations. Revenue during the three months ended June 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the three months ended June 30, 2007 was $469,327 as compared to $0 for the three months ended June 30, 2006. During the three months ended June 30, 2006 we had no operations. Gross profit as a percentage of revenue was 54.0% for three months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 were $1,015,251 as compared to $0 for the three months ended June 30, 2006. During the three months ended June 30, 2006 we had no operations. Selling, general and administrative expenses during the three months ended June 30, 2007 included salaries and personnel costs of approximately $103,000, legal, accounting and consulting costs of approximately $234,000 and depreciation expense of approximately $521,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Interest and Other Income (Expense), net. We earned $5,002 in interest income on our cash balances during the three months ended June 30, 2007. During the three months ended June 30, 2006 we had no operations.

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended June 30, 2007 $75,527 of our operating losses were allocated to Jinan Parent

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended June 30, 2007. During the three months ended June 30, 2006 we had no operations.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue. Revenue for the six months ended June 30, 2007 was $869,699 as compared to $0 for the six months ended June 30, 2006. During the six months ended June 30, 2006 we had no operations. Revenue during the six months ended June 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the six months ended June 30, 2007 was $469,327 as compared to $0 for the six months ended June 30, 2006. During the six months ended June 30, 2006 we had no operations. Gross profit as a percentage of revenue was 54.0% for six months ended June 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 were $1,319,955 as compared to $0 for the six months ended June 30, 2006. During the six months ended June 30, 2006 we had no operations. Selling, general and administrative expenses during the six months ended June 30, 2007 included salaries and personnel costs of approximately $139,000, legal, accounting and consulting costs of approximately $373,000, travel expenses of approximately $86,000 and depreciation expense of approximately $521,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Interest and Other Income (Expense), net. We earned $775 in net interest income. Interest earned on our cash balances exceeded interest expense on our convertible notes. During the six months ended June 30, 2006 we had no operations.

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the six months ended June 30, 2007 $75,527 of our operating losses were allocated to Jinan Parent.

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended June 30, 2007. During the three months ended June 30, 2006 we had no operations.

Liquidity and Capital Resources

As of June 30, 2007 we had $2,179,639 of cash on hand and a working capital deficit of $1,445,160. At June 30, 2006 we had no assets and no liabilities. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

On January 23, 2007 we completed the first closing of our private placement offering and completed our Share Exchange with China Broadband Cayman.

Through June of 2007 we raised an aggregate of $4,000,000 in the private placement offering with net proceeds of $3,579,500, including issuance costs, and issued an aggregate of 8,000,000 shares and 4,000,000 warrants. Total issuance costs approximated $420,500.

We used approximately $2,572,125 of the proceeds of the offering towards the cost of our first half installment payment for the 51% interest in Jinan Broadband in 2007. We used $10,490 to repay interest accrued through February 28, 2007, on the $325,000 principal amount of 7% Convertible Promissory Notes issued in September of 2006 by China Broadband Cayman, the obligations of which were assumed by us. All of these Convertible Notes have been converted into an aggregate of 1,300,000 shares of common stock as of February 28, 2007, with interest paid through such date in cash.

Cash Flows

Operating activities for the six months ended June 30, 2007, after adding back non-cash items, used cash of approximately $202,549. During such period other changes in working capital used cash of approximately $1,270,108, resulting in cash being used in operating activities of $1,472,657. There were no operating activities during the six months ended June 30, 2006.

Investing activities for the six months ended June 30, 2007 and 2006 used cash of $175,611 and $0, respectively. The 2007 amounts consisted solely of additions to property and equipment in the amount of $175,611.

Financing activities for the six months ended June 30, 2007 and 2006 provided cash of $3,579,500 and $0, respectively. For the six months ended June 30, 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $420,500 of payments related to issuance costs associated with the private placement offering.

Need for Additional Capital

We will need to raise approximately $3.1 Million or more (net of cost of capital and expenses) in order to fund our second payment for our purchase of Jinan Broadband, which payment is due in January of 2008. We do not have any commitments for these funds. Management does believe that the Company has sufficient capital to sustain its operations until such time. We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based internet and cable businesses. The amount and timing of our future capital requirements will depend upon many factors, including the number and size of opportunities available to the Company, the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

Dividends

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

As of June 30, 2007, we had total liabilities and total current liabilities of $5,894,275.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the China Broadband, Inc. and its wholly-owned subsidiaries, China Broadband Cayman, our WOFE and Jinan Broadband. All material intercompany transactions and balances are eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight line basis over the estimated useful lives of the respective assets over a period of five years.

Inventories

Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market.

Intangibles

We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company’s goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company’s results of operations.

Income taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All of our foreign operations are conducted in China and the Renminbi is the national currency in which its operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at October 15, 2007, was approximately 7.5 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

We do not believe that we are currently exposed to significant market risk.

The Company primarily invests its cash in checking, bank money market and savings accounts. As of October 15, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of June 30, 2007 and the date of filing hereof, we do not have a full time internal chief financial officer as our operations prior to April 2007 have not necessitated such. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Principal Executive Officer and Principal Financial Officer has concluded that our internal controls over financial reporting were not sufficient only in that our reports that we file or submit under the Exchange Act were not recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Management does believe however that our internal control over financial reporting and disclosure controls and procedures were effective in all other respects and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported accurately. Management believes that the foregoing deficiency resulting in late filings relates to the recent commencement of operations in China and a lack of internal accounting staff in China familiar with U.S. GAAP and Exchange Act reporting rules. Management is in the process of recruiting one of more financial officers and controllers who are familiar with U.S. GAAP compliance and reporting and are fluent in both Mandarin and English, to be situated in our offices in the Shandong region of Jinan, China, that may assist with our financial report processing, compilation and reporting.

(b) Changes in Internal Controls

During the six months ended June 30, 2007, we completed our acquisition of Jinan Broadband and commenced material operations in the Shandong region of Jinan, China. This acquisition resulted in changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These changes resulted in untimely filings of our reports that we are required to submit under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made various unregistered sales of securities between January and May of 2007. Information relating to these sales are contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, the Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended, and the Quarterly Report on Form 10-QSB for the period ended March 31, 2007, which information is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 4, 2007, the Company amended its Articles of Incorporation to change its corporate name from Alpha Nutra, Inc. to China Broadband, Inc. (the “Name Change”) to reflect the Company’s acquisition of an operating broadband cable internet business in the Jinan region of the People’s Republic of China. This action was taken pursuant to a written consent of stockholders representing a majority of the Company’s issued and outstanding shares of common stock dated March 27, 2007, in lieu of a special meeting of the stockholders. As of March 27, 2007, two shareholders, 88 Holdings, Inc. and China Broadband Partners, Ltd., both of which are entities controlled and beneficially owned by the Company’s President and Chairman, Clive Ng, holding an aggregate of 34,582,753 shares of the Company’s outstanding common stock at the time of the consent (or 71% of our outstanding common stock) voted in favor of the Name Change.

Item 5. Other Information.

None.

Item 6.  Exhibits.

31.1	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302.*

32.2	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB for the period ended June 30, 2007, to be signed on its behalf by the undersigned on October 30, 2007, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Pu Yue
Name: Pu Yue
Title: Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)