Form 10QSB
period 2007-09-30
CHINA BROADBAND INC
filed 2007-11-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares issued and outstanding of the registrant's common stock, par value $.001 per share, as of November 6, 2007 was 50,048,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA BROADBAND, INC.

SEPTEMBER 30, 2007 FORM 10-QSB QUARTERLY REPORT

Forward Looking Statements

This Quarterly Report Form 10-QSB and other reports filed by China Broadband, Inc., a Nevada corporation, formerly known as Alpha Nutra, Inc., (the “Company”), from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the Company as well as estimates and assumptions made by its management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or its management, identify forward looking statements. Such statements reflect the current view of the Company and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company. Such forward-looking statements include statements regarding, among other things:

•  our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jinan Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (“China”),

•  our ability to raise an additional $3.1 million approximate amount (based on current exchange rates for approximately 23 million Renminbi) in order to make the second payment of our purchase price for the business, due in January of 2008,

•  a complex and changing regulatory environment in China that currently permits only partial foreign ownership of Chinese businesses, that does not readily permit the payment of dividends or re-patriation of funds to non China based entities and persons (such as the Company and its shareholders), and that requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in China),

•  our ability to implement complex operating and revenue sharing arrangements to enable us to consolidate our financial statements with our Chinese business and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•  our ability to enter into agreements with, and to consummate acquisitions of, other broadband businesses in China in the Shandong region and elsewhere,

•  socio-economic changes in the regions in China that we intend to operate in that affect consumer internet subscriptions,

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,681,959	$103,170
Due from Jinan Parent	181,708	-
Inventory	880,854	-
Prepaid expenses	15,455	-
Other current assets	67,941	-

Total current assets	2,827,917	103,170

Property and equipment, net	10,145,158	-
Goodwill and other intangible assets	522,451	103,652

Total assets	$13,495,526	$206,822

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$919,167	$-
Accrued expenses	307,131	6,762
Convertible notes payable	-	325,000
Payable to Jinan Parent	4,288,781	-
Other current liabilities	24,383	-

Total liabilities	5,539,462	331,762

Minority interest in Jinan Broadband	5,154,026	-

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized,
50,113,813 and 534,494 issued and outstanding	50,114	535
Additional paid-in capital	10,643,758	6,705,918
Accumulated deficit	(8,110,845)	(6,831,393)
Accumulated other comprehensive income	219,011	-

Total shareholders’ equity	2,802,038	(124,940)

Total liabilities and shareholders’ equity	$13,459,526	$206,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue	$1,118,810	$-	$1,988,509	$-

Cost of revenue	606,880	-	1,007,252	-
Gross profit	511,930	-	981,257	-
Selling, general and
administrative expenses	953,573	124,390	2,273,528	124,390
Loss from operations	(441,643)	(124,390)	(1,292,271)	(124,390)
Interest and other income (expense), net	(153,454)	(623)	(152,679)	(623)
Loss before minority interest	(595,097)	(125,013)	(1,444,950)	(125,013)
Minority interest loss in Jinan Broadband	89,971	-	165,498	-

Loss before income taxes	(505,126)	(125,013)	(1,279,452)	(125,013)

Income tax provision	-	-	-	-
Net loss	$(505,126)	$(125,013)	$(1,279,452)	$(125,013)

Net loss per share
Basic	$(0.01)	$(0.21)	$(0.03)	$(0.21)
Diluted	$(0.01)	$(0.21)	$(0.03)	$(0.21)

Weighted average
shares outstanding
Basic	50,058,960	584,494	45,314,464	584,494
Diluted	50,058,960	584,494	45,314,464	584,494

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,279,452)	$(125,013)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock compensation	208,699	50,000
Depreciation	1,076,551	-

Change in assets and liabilities, net of affects of Jinan Broadband acquisition:
Due from Jinan Parent	397,587	-
Inventory	428,816	-
Prepaid expenses and other assets	(83,396)	-
Accounts payable & accrued expenses	84,422	623
Payable to Jinan Parent	(1,247,865)	-
Other	(170,938)	-
Net cash used in operating activities	(585,576)	(74,390)

Cash flows from investing activities:
Acquisition of property and equipment	(1,613,352)	-
Net cash used in investing activities	(1,613,352)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	325,000
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private placement
and convertible notes	(420,500)	(48,654)
Net cash provided by financing activities	3,579,500	276,346
Effect of exchange rate changes on cash	198,217	-
Net increase in cash and cash equivalents	1,578,789	201,956
Cash and cash equivalents at beginning of period	103,170	-
Cash and cash equivalents at end of period	$1,681,959	$201,956

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-
Ordinary shares issued in exchange for formation
costs by founding shareholders	$-	$50,000

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$1,164,936	$-
Consideration paid	$10,854,832	$-

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

On January 23, 2007, pursuant to the Share Exchange Agreement, we acquired China Broadband Ltd., a Cayman Islands corporation (“China Broadband Cayman”) resulting in its four shareholders controlling the Company (the “Share Exchange”). At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement (the “Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,550,000 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. In consideration for this 20 year business and management rights, we paid approximately $2,572,000, including expenses, and are required to pay an additional approximate $3.1 million (based on current exchange rates for approximately 23 million RMB) within nine months of completion of this acquisition, i.e., in January 2008. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. This business is our only operating business since April of 2007.

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

Basis of Presentation

China Broadband, Inc. and its subsidiaries (“China Broadband, Inc.”, “we,” “us,” or “the Company”) operate in a single segment.

The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Current Reports on Form 8-K for the event dates of January 23, 2007, and April 1, 2007, and our previous Quarterly Reports, each as amended. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

Share Exchange, Private Placement Offering and Acquisition of Jinan Broadband

On January 23, 2007 we completed our acquisition of China Broadband Cayman resulting in a change of control of the Company, and simultaneously closed on the minimum of $3,000,000 in escrow from the proceeds of our private offering of common stock and warrants, in order to cover the cost of our initial acquisition payment for an operating cable broadband business in the Jinan region of China. Information relating to the Share Exchange and the private offering follows.

Change of Control; Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange Agreement, between us, China Broadband Cayman and its four shareholders (the “Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of these 7% Convertible Promissory Notes have been converted into our common stock effective as of February 28, 2007 and all interest has been paid through such date in cash. Additional information relating to this change of control, the business acquired, and related financial statements, can be found in a Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended.

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

The material terms of the Share Exchange and related agreements with China Broadband Cayman are:

•
We have acquired all of the shares of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506 Exchange Shares, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock after the closing,

•
We have successfully funded the first of two payments of the acquisition of the 51% interest in Jinan Broadband of approximately $2,572,125 including expenses, from the proceeds of our private offering, with the second payment due in January 2008,

•
We have assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid in cash through such date,

•
We have agreed to assume certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We have agreed to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc. We have not registered the 1,300,000 shares that were issued upon conversion of the 7% Convertible Promissory Notes and are required to pay a penalty of new share issuances to said shareholders at the end of each month that the shares are not registered beginning August 2007. Through the nine months ended September 30, 2007 we were required to issue 65,813 shares as a penalty to said shareholders and recorded an expense of $157,950 related to this issuance. For each month the shares are not registered, we will incur an additional penalty of approximately 34,000 shares,

•
We have issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009,

•
We have agreed to a lockup agreement and anti dilution agreement with respect to the Exchange Shares and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director and the former shareholders and principals of China Broadband Cayman,

•
We have issued 3,974,800 warrants exercisable at $.60 per share with an expiration date of March 24, 2009 to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease,

•	We entered into employment agreements with certain new members of management in connection with our recently acquired operations in China.

Simultaneous Closing of Equity Financing

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Warrants”). This offering was also conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the nine month period ended September 30, 2007 we raised an aggregate of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. Placement fees and expenses paid during the nine month period ended September 30, 2007 in connection with the offering were approximately $420,500.

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

•
Our WFOE, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Exclusive Cooperation Agreement,

•
In January of 2008, the remaining approximate $3.1 million (as may be adjusted to reflect currency exchange rates for approximately 23,000,000 RMB at the time of making such payment) of the purchase price (or whatever portion of the purchase price remains unpaid), must be paid,

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent,

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other.

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

As of September 30, 2007 we contributed approximately 19.8 million RMB (approximately $2.6 million based on exchange rates at the time) to Jinan Broadband. We must make a second payment of approximately 23 million RMB (approximately $3.1 million at current exchange rates) by January 2008.

On the effective date Jinan Parent maintained the 19.8 million RMB (approximately $2.6 million based on exchange rates at the time) contributed by us resulting in a payable of approximately 42.8 million RMB (approximately $5.5 million based on exchange rates at the time) due to Jinan Parent. During the three months ended September 30, 2007 Jinan Broadband paid approximately 5.0 million RMB (approximately $666,000 based on exchange rates at the time) to Jinan Parent. During the nine months ended September 30, 2007 Jinan Broadband paid approximately 10.6 million RMB (approximately $1.3 million based on exchange rates at the times) to Jinan Parent resulting in a net payable due Jinan Parent of approximately 32.2 million RMB or approximately $4.3 million as of September 30, 2007.

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

3.  Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 to March 31, 2007 and generated a net loss of $1,069,163 during the nine months ended September 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the three months and nine months ended September 30, 2007 and 2006.

As of September 30, 2007 we had no intangible assets other than goodwill.

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

Results of Operations

The Company was a development stage company with no business operations during the first nine months of 2006. Operating activity during the first nine months of 2006 relates to the formation of our China Broadband Cayman subsidiary and the interest expense associated with its $325,000 principal amount of 7% Convertible Promissory Notes issued on September 22, 2006.

Effective April 1, 2007, the Company began operating its newly acquired Jinan Broadband subsidiary. During the three and nine months ended September 30, 2006 Jinan Broadband did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition. Accordingly, increases in revenues, profits and expenses for the three and nine months ended September 30, 2007 were primarily attributable to the commencement of operations of the newly acquired assets which are operating independently for the first time. Accordingly, Jinan Broadband results for the three and nine months ended September 30, 2006 were not included for comparative purposes as management believes that they are not meaningful.

Our revenues are based on the number of paying cable broadband internet customers in the Shandong province of China. As of September 30, 2007, Jinan Broadband had approximately 48,000 active paying subscribers for its services in this region. Management believes that there are a total of 1.3 million homes that are estimated to have cable access in the Jinan region of Shandong, approximately 80% of which already have cable access and 20% have internet access in some form. (See, www.jinan.gov.cn).

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue. Revenue for the three months ended September 30, 2007 was $1,118,810 as compared to $0 for the three months ended September 30, 2006. During the three months ended September 30, 2006 we had no operations. Revenue during the three months ended September 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the three months ended September 30, 2007 was $511,930 as compared to $0 for the three months ended September 30, 2006. During the three months ended September 30, 2006 we had no operations. Gross profit as a percentage of revenue was 45.8% for three months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $953,573 as compared to $124,390 for the three months ended September 30, 2006. During the three months ended September 30, 2006 we had no operations and all expenses during the period related to formation costs associated with China Broadband Cayman. Selling, general and administrative expenses during the three months ended September 30, 2007 included salaries and personnel costs of approximately $130,000, legal, accounting and consulting costs of approximately $123,000 and depreciation expense of approximately $556,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Interest and Other Income (Expense), net. We incurred an expense of $153,454, in interest and other income (expense), net, during the three months ended September 30, 2007. This amount consisted primarily of the expense related to our requirement to issue new shares in the amount of $157,950, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes in the time frame required. This amount was partially offset by interest income earned on our cash balances. During the three months ended September 30, 2006 we had no operations and incurred $623 in interest expense related to China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes.

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended September 30, 2007 $89,971 of our operating losses were allocated to Jinan Parent.

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended September 30, 2007. During the three months ended September 30, 2006 we had no operations.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue. Revenue for the nine months ended September 30, 2007 was $1,988,509 as compared to $0 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 we had no operations. Revenue during the nine months ended September 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the nine months ended September 30, 2007 was $981,257 as compared to $0 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 we had no operations. Gross profit as a percentage of revenue was 49.3% for nine months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $2,273,528 as compared to $124,390 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 we had no operations and all expenses during the period related to formation costs associated with China Broadband Cayman. Selling, general and administrative expenses during the nine months ended September 30, 2007 included salaries and personnel costs of approximately $268,000, legal, accounting and consulting costs of approximately $496,000, travel expenses of approximately $100,000 and depreciation expense of approximately $1,077,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Interest and Other Income (Expense), net. We incurred an expense of $152,679, in interest and other income (expense), net, during the nine months ended September 30, 2007. This amount consisted primarily of the expense related to our requirement to issue new shares in the amount of $157,950, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes in the time frame required. This amount was partially offset by interest income earned on our cash balances. During the nine months ended September 30, 2006 we had no operations and incurred $623 in interest expense related to China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes.

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the nine months ended September 30, 2007 $165,498 of our operating losses were allocated to Jinan Parent

Income Tax Provision (Benefit). Our effective tax rate was 0% for the nine months ended September 30, 2007. During the nine months ended September 30, 2006 we had no operations.

Liquidity and Capital Resources

As of September 30, 2007 we had $1,681,959 of cash on hand and a working capital deficit of $2,711,545. As of September 30, 2007, we had total liabilities and total current liabilities of $5,539,462. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

On January 23, 2007 we completed the first closing of our private placement offering and completed our Share Exchange with China Broadband Cayman.

Through September of 2007 we raised an aggregate of $4,000,000 in the private placement offering with net proceeds of $3,579,500, including issuance costs, and issued an aggregate of 8,000,000 shares and 4,000,000 warrants. Total issuance costs approximated $420,500.

We used approximately $2,572,125 of the proceeds of the offering towards the cost of our first half installment payment for the 51% interest in Jinan Broadband in 2007. We used $10,490 to repay interest accrued through February 28, 2007, on the $325,000 principal amount of 7% Convertible Promissory Notes issued in September of 2006 by China Broadband Cayman, the obligations of which were assumed by us. All of these Convertible Notes have been converted into an aggregate of 1,300,000 shares of common stock as of February 28, 2007, with interest paid through such date in cash. We have not registered the 1,300,000 shares that were issued upon conversion of the 7% Convertible Promissory Notes and are required to pay a penalty of new share issuances to said shareholders at the end of each month that the shares are not registered beginning August 2007. Through the nine months ended September 30, 2007 we were required to issue 65,813 shares as a penalty to said shareholders and recorded an expense of $157,950 related to this issuance.

Cash Flows

Operating activities for the nine months ended September 30, 2007 and 2006, after adding back non-cash items, provided (used) cash of approximately $5,798 and $(75,013), respectively. During such period other changes in working capital provided (used) cash of approximately $(591,374) and $623, respectively, resulting in cash being used in operating activities of $585,576 and $74,390, respectively. During the nine months ended September 30, 2006 operating activities related to the formation of our China Broadband Cayman subsidiary.

Investing activities for the nine months ended September 30, 2007 and 2006 used cash of $1,613,352 and $0, respectively. The 2007 amounts consisted solely of additions to property and equipment.

Financing activities for the nine months ended September 30, 2007 and 2006 provided cash of $3,579,500 and $276,346, respectively. For the nine months ended September 30, 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $420,500 of payments related to issuance costs associated with the private placement offering. For the nine months ended September 30, 2006 this amount consisted of the issuance of China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes issued on September 22, 2006 partially offset by $48,654 of payments related to issuance costs associated with the convertible notes.

Our Jinan Broadband subsidiary, which is our only operating subsidiary, is located in China. All of its operations are conducted in its local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $201,956 during the nine months ended September 30, 2007.

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

Goodwill

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at November 6, 2007, was approximately 7.4 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

We do not believe that we are currently exposed to significant market risk.

The Company primarily invests its cash in checking, bank money market and savings accounts. As of November 6, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of September 30, 2007 and the date of filing hereof, we do not have a full time internal chief financial officer as our operations prior to April 2007 have not necessitated such. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Principal Executive Officer and Principal Financial Officer has concluded that our internal controls over financial reporting were not sufficient only in that our reports that we file or submit under the Exchange Act were not recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Management does believe however that our internal control over financial reporting and disclosure controls and procedures were effective in all other respects and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported accurately. Management believes that the foregoing deficiency resulting in late filings relates to the recent commencement of operations in China and a lack of internal accounting staff in China familiar with U.S. GAAP and Exchange Act reporting rules. Management has recruited a financial director who is familiar with U.S. GAAP compliance and reporting and is fluent in both Mandarin and English, to be situated in our offices in the Shandong region of Jinan, China, that will assist us with our financial reporting and disclosure requirements.

(b) Changes in Internal Controls

During the nine months ended September 30, 2007, we completed our acquisition of Jinan Broadband and commenced material operations in the Shandong region of Jinan, China. This acquisition resulted in changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These changes resulted in untimely filings of our reports that we are required to submit under the Exchange Act. Since September 30, 2007, management has appointed a financial director based in our Shandong office that has assisted and will continue to assist with financial reporting and disclosure requirements of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not made any sales of unregistered Securities during the quarter ended September 30, 2007 or thereafter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302.*

32.2	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB for the period ended September 30, 2007, to be signed on its behalf by the undersigned on November 14, 2007, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Pu Yue
Name: Pu Yue Title: Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)