Form 10KSB
period 2007-12-31
CHINA BROADBAND INC
filed 2008-04-15
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒ No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The issuer’s revenues for the most recent fiscal year were $3,004,392 .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,080,584 as of April 14, 2008 based upon the $.75 share price at which the common equity was sold.

As of March 31, 2008, 50,255,599 shares of our common stock were issued and outstanding.
Documents Incorporated by Reference: None .
Transitional Small Business Disclosure Format: No .

CHINA BROADBAND, INC.
(F/K/A ALPHA NUTRA, INC.)

2007 ANNUAL REPORT OF FORM 10-KSB

PART I

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks relate primarily to our cable broadband operations in the People’s Republic of China as well as our contract to enter into a joint venture to acquire a television programming guide publishing business. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

Forward Looking Statements

This Annual Report on Form 10-KSB and other reports filed by China Broadband, Inc. (the “company” ,“we”, “us” or “our”) contains or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the company as well as estimates and assumptions made by its management. When used in the filings, the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the company or its management, identify forward looking statements. Such statements reflect the current view of the company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the company. Such forward-looking statements include statements regarding, among other things:

•
our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jian Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (the “PRC” or “China”),

•	our ability to complete our payments relating to the acquisition of a television programming publication company in the PRC,

•
a complex and changing regulatory environment in the PRC that limits our ability to pay dividends, currently permits only partial foreign ownership of certain PRC based businesses and that requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in the PRC),

•	our ability to obtain government consent to introduce certain new services to existing or new customers,

•
our ability to implement complex operating and revenue sharing arrangements that will enable us to consolidate our financial statements with our prospective partially owned PRC based business or joint ventures, and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•	our ability to enter into agreements with and to consummate acquisitions of businesses in the PRC in the Shandong region and elsewhere,

•	socio-economic changes in the regions in the PRC that we intend to operate in that affect consumer internet subscriptions,

•	the ability of the PRC government to terminate or elect to not renew any of our licenses for various reasons or to nationalize our industry, and

•	our anticipated needs for working capital.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1. Description of Business

China Broadband, Inc., a Nevada corporation, was formed on October 22, 2004 pursuant to a reorganization of a California entity formed in 1988. We acquired China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) which had existing PRC based operations in the cable broadband internet business on January 23, 2007, and effective May 24, 2007 changed our name from Alpha Nutra, Inc. to China Broadband, Inc.

We own and operate, through China Broadband Cayman’s indirect subsidiary in the PRC which we acquired in 2007, a cable broadband business based in the Jinan region of China. In early 2008, we executed definitive agreements to acquire and have tendered our initial required payments for, a newspaper and periodical television programming guide business in the Shandong region of China which is described in more detail in the “Recent Developments” subsection at the end of this “Item 1. Description of Business” section.

All references herein to the “Company,” “we,” “us” or “our” refers to China Broadband, Inc., f/k/a Alpha Nutra, Inc. prior to our acquisition of China Broadband Cayman, and to the Company and the business of China Broadband Cayman and its indirect operating subsidiaries in the PRC thereafter. See “Risk Factors” and “Recent Events” below for additional information. All revenue amounts from revenues in the PRC are stated in U.S. dollars as converted from PRC Yuan (“RMB”) at average exchange rates of during the years in which presented for each dollar, rounded to the nearest dollar, unless otherwise indicated.

Investments in companies such as US with China based businesses such as ours involves a significant degree of regulatory risk in that the ownership of private enterprises in China is heavily regulated and subject to changing rules and regulations that could prevent us from recognizing revenues in our intended manner or from operating or controlling businesses in China. China also has the right, among other things, to de-privatize our current or future business. (see “Risk Factors” section below).
Corporate History

We are currently an operator of a PRC based cable broadband business which we acquired in early 2007 (see “Acquisition of China Broadband Cayman” below) with approximately 58,000 cable broadband internet subscribers in the Jinan region of Shandong, China. We acquired and operate this business through our indirect subsidiaries in the PRC. The Company’s predecessor corporation was organized in 1988 in California under the name “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purpose of seeking a merger with a private operating company. We operated various businesses and underwent various reorganizations from inception through January of 2003.

Pursuant to a plan of reorganization approved by a bankruptcy court, TJB Enterprises, Inc. was ordered to acquire the business of Lets Talk Health (“LTH”) by issuing 3,000,000 shares of common stock to the shareholders of LTH, which was completed on January 1, 2004 and on October 22, 2004, we reorganized our corporate structure into a Nevada corporation by merging into a wholly owned subsidiary created for this purpose, Alpha Nutraceuticals, Inc.

On January 27, 2005, we changed our name to Alpha Nutra, Inc.

On June 30, 2005, we entered into a Stock and Asset Exchange Agreement with GMGH International, LLC and Golden Tones International, LLC whereby we sold of our operating companies to them by exchanging 100% of the Avidia Nutrition interests and Let’s Talk Health, Inc. shares of common stock held by us for 100% of the Alpha Nutra, Inc. shares of common stock held by GMGH, Golden Tones and each of the respective owners of GMGH and Golden Tones, or in aggregate, 10,465,333 shares of our common stock, all of which was retired. Accordingly, following the exchange, GMGH and Golden Tones owned 100% of Avidia Nutrition and Let’s Talk Health, Inc., and we had no significant operations until our acquisition of China Broadband Cayman in January 2007.

Acquisition of China Broadband Cayman

On January 23, 2007, pursuant to a Share Exchange Agreement, we acquired all of the shares of China Broadband Cayman from its four shareholders in exchange for 37,865,506 shares of our common stock, par value $.001 per share, resulting in such shareholders controlling the Company. At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was in the process of acquiring, through its PRC subsidiary (See “Chinese Holding Company Structure” below) pursuant to a Cooperation Agreement, a 51% controlling interest in an operating broadband cable internet company based in the city of Jinan in the Shandong Region of China, which acquisition resulted in the completion of the transfer of operations and assets to our PRC subsidiary effective on April 1, 2007 (See “Acquisition of Jinan Broadband” in this section, below). The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our 51% owned Jinan Broadband subsidiary in the PRC for 20 years, effectively providing for an acquisition of the business. In consideration for this 20 year business and management rights, we paid approximately $2,572,000 in March 2007 and approximately $3,200,000 in March 2008. These transactions are described in more detail below and in our previous reports filed with the Securities and Exchange Commission and exhibits to such filings. This business is our only operating business as of March of 2008.

As part of the Share Exchange Agreement, we appointed new management and also assumed the obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes issued by them in late 2006, which were convertible into 1,300,000 shares of our common stock, as well as other related obligations.

Simultaneously with the closing of our acquisition of China Broadband Cayman, we consummated a $4,000,000 equity financing wherein we sold an aggregate of 8,000,000 shares of our common stock and 4,000,000 warrants to purchase common stock at $2.00 per share.

Effective as of the closing date of the Share Exchange Agreement on January 23, 2007, new members of management were appointed to the Board and as executive officers, and our officers and directors at the time, Mark L. Baum and James B. Panther, II, resigned from all officer and director positions with the Company.

The material terms of the Share Exchange Agreement with China Broadband Cayman and its shareholders on January 23, 2007, resulting in our becoming an operating entity, were that:

•
We acquired 100% of the shares of China Broadband Cayman from its four shareholders (the “Broadband Shareholders”) in exchange for 37,865,506 shares of our common stock, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its four Broadband Shareholders owning over 78% of our common stock,

•
We funded, with the proceeds of our simultaneous $4,000,000 equity financing, the first of two payments of the acquisition of the 51% interest in Jinan Broadband of approximately $2,572,125 including expenses, the second payment of which was made in March 2008,

•
We assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes issued by them in late 2006, which, by their terms, were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid in cash through such date,

•
We assumed certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., as part of the consideration for acting as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We have assumed obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc. As these shares were not registered, for the year ended December 31, 2007 we were required to issue 170,855 shares as a penalty to said shareholders, which were issued in March 2008,

•
We issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009 (which have subsequently been extended),

•
We agreed to a “leak out” agreement with respect to the 37,865,506 shares issued to the Broadband Shareholders and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director, which leak out agreement has since been terminated so as to facilitate our convertible debt and warrant financing in January 2008, (see “Recent Developments” below),

•	We issued 3,974,800 warrants exercisable at $.60 per share with an expiration date of March 24, 2009 (which have subsequently been extended) to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange Agreement and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease,

•	We entered into employment agreements with certain new members of management, which employment agreements have since been modified.

Additional information relating to this change of control, the business acquired, and related financial statements, can be found in our Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended and exhibits thereto.

Accounting Treatment of Acquisition of China Broadband Cayman

The acquisition of China Broadband Cayman (and its PRC based subsidiary) has been accounted for as a reverse acquisition of Alpha Nutra, Inc. with China Broadband Cayman as the accounting acquirer, with no adjustment to the historical basis of the assets and liabilities of China Broadband Cayman, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

Simultaneous Closing of $4,000,000 Equity Financing

Simultaneously with the closing of our acquisition of China Broadband Cayman on January 23, 2007, and as a necessary condition thereto in order to fund our first payment for the acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Investors Warrants”). This offering was conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the six months ended June 30, 2007 we raised an additional $1,000,000 such that we sold the aggregate maximum of $4,000,000 in this offering consisting of an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share during the year ended December 31, 2007. We also agreed to extend the expiration date if all of the forgoing warrants pending receipt of certain releases. (See “Settlement Agreement” below).

We used $2,572,000 of the proceeds of this offering from the first closing (inclusive of expenses) to pay the first installment of our acquisition of a 51% interest in the China based cable internet business.

Acquisition of Jinan Broadband

At the time of the closing of our acquisition of China Broadband Cayman, it was a party, through its wholly owned PRC subsidiary, to a Cooperation Agreement (the “Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in Jinan, China, sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,572,000 of our net proceeds from the first closing (inclusive of expenses) of our private equity offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with the completion of the transfer of assets on April 1, 2007, even though we commenced certain operations of this entity prior to such time. In consideration for this 20 year business and management rights, we paid, in addition to the approximately $2,572,000 initial payment above, an additional approximate 23 million RMB. This final payment was made in March 2008 in the amount of $3.2 million.

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

•
Our WFOE in China, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Exclusive Cooperation Agreement,

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent,

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

Chinese Holding Company Structure

Our Company has an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services. Our wholly owned subsidiary, China Broadband Cayman, owns 100% of our wholly foreign owned entity (i.e ., the “WFOE” or “BCB Network”), Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation. Pursuant to the agreement, our WFOE in turn owns 51% of the operating company, Jinan Broadband, whose other 49% owners are Jian Guangdian Jia He Digital Television Co., Ltd. ( i.e ., “Jinan Parent”) and certain of its affiliates. Jinan Parent in turn is owned by Jinan Radio and Television Networks Center. Through the Exclusive Cooperation Agreement and one or more similar operating agreements among our WFOE subsidiary, Jinan Parent and Jinan Broadband, we manage and control the operations of Jinan Broadband subject to certain oversight provisions, and receive the economic benefits derived from its operations. Our WOFE has also recently (early 2008) entered into an agreement to acquire, through a joint venture enterprise, a Shandong based television programming guide business described under “Recent Developments” below.

The following chart depicts our corporate structure after the closing of the above offering and acquisitions:

About Jinan Parent and the Jinan Broadband Business Acquired

Jinan Parent, the entity that sold its cable broadband business to us, is an emerging cable consolidator and operator in China’s cable broadband market. According to annual research report issued by CNNIC in July 2006, Jinan Parent is one of China’s top five cable broadband service providers among China’s over 1,000 municipal or county cable TV network operators. Jinan Broadband is, after the closing of our acquisition, a subsidiary that is 49% owned by Jinan Parent and 51% owned by our WFOE subsidiary, and is operated in accordance with the Exclusive Cooperation Agreement and one or more operating agreements, including the Exclusive Service Agreement. Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and Exclusive Service Agreement with Jinan Radio & Television Networks Center, the only cable TV operator in Jinan. Pursuant to the Exclusive Service Agreement, the parties cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

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

We also do not rely on any particular customers for our business.

Licenses and Government Permits

At the cornerstone of Jinan Broadband’s regional rollout strategy is Jinan Radio and Television Network Centers’ (“Jinan Center”) flagship role in cable broadband services in Shandong, as well as throughout China. Because of its unique roll as a subsidiary of a cable network operator, Jinan Parent holds various licenses and contracts that we will be dependent upon in whole or in part, including, without limitation:

Description	License/Permit
Internet Multi-media Content Transmission	License No. 1502005;
Radio & Television Program Transmission & Operation Business	Permit Shandong No. 1552013,
Radio & TV Program Production & Operation License	Shandong No. 46,
PR China Value-added Telecom Service License	Shandong No. B2-20050002,
PR China Value-added Telecom Service License	Shandong B2-20051013.

Through Jinan Broadband’s Exclusive Cooperation Agreement with Jinan Parent and Jinan Center, the Company enjoys benefits of the above licenses that allow the Company to roll out cable broadband services as well as to provide value-added services of radio and TV content in Shandong province.

Business Strategies

Focus on Shandong Region

Based on information available to us from www.Jinan.gov.cn, Shandong had a population of approximately 92 million and had the second highest gross domestic product (“GDP”) ranking in 2005. Based on information from Shandong Branch of SARFT (State Administration of Radio Film & Television), in past, Shandong had a consolidated cable television customer base of approximately 10 million. Shandong currently has approximately 11 million households with cable television access, approximately 0.5% of whom subscribe for cable broadband internet access or broadband services offered by cable operators. Shandong is served by 17 municipal cable television operators, including Jinan Parent. With a population of approximately 5.9 million, Jinan Center serves approximately 1.3 million cable television households and has approximately 40,000 cable broadband internet users. All population and GDP statistics in this section are provided by Jinan Municipal Government and can be viewed without charge at ( www.jinan.gov.cn ).

When we acquired Jinan Broadband in early 2007, we had approximately 45,000 subscribers and, through internal growth have expanded our subscriber base to April 58,000 as of December 31, 2007.

We believe that the Shandong regional market and high cable access rate provides great market potential for expanding our current and future cable broadband services especially when Digital TV services and interactive Digital TV services offered by Jinan Cable operator are picking up more subscribers. We intend to develop and evolve our market strategy on an ongoing basis based on our results in the Shandong region.

Bundle with Direct TV Rollout

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

Growth through Acquisitions

To augment our product offerings and create other revenue sources, we may work with strategic partners to deploy value-added services to our cable broadband customers.

We intend to continue to increase our revenues by increasing our current subscriber base but, more effectively, by increasing the areas in which we are permitted to operate and provide cable broadband service and to expand by acquisition of new regions or business. In order to effectuate this we would have to acquire additional cable broadband operators in other regions, and will require additional capital.

In addition, we intend on acquiring businesses that we believe are synergistic or complementary to our own, such as the business of Shandong Newspaper, a television programming guide/periodical business in the Shandon province of China, described below.

If we are not able to expand by acquisitions, then we will not be successful. No assurance can be made that we will be able to identify and complete acquisitions of, new business targets or that we would be able to fund their acquisition. See “Recent Developments” below.

Customers

Since acquiring Jinan Broadband we have increased our subscriber base from approximately 40,000 monthly subscribers to approximately 58,000 subscribers as of December 31, 2007. To most cable TV customers, cable broadband offers an alternative to DSL broadband services provided by local telecom carriers. We believe that cable operators have the natural advantage of bundling interactive value-added services like video-on-demand and other interactive content through its digital TV services. While telecom carriers are positioning themselves to offer value-added services of content nature to TV screens in the form of Internet Protocol Television, often referred to as “IPTV”, management believes that the high entry barriers on IPTV regulation in China still blocks the service offerings from telecom carriers. We do not rely on any particular customers for our business.

Competition

We believe that local telecom carriers that offer non-cable internet services, represent our major competitors for our cable broadband service. Telecom broadband service providers like China Netcom, a telecom carrier in the Shandong province of China, is a dominant broadband service provider in most of the Company’s target cities.

While telecom carriers hold “last mile access” like fixed phone lines to most urban households, we believe that cable operators enjoy more competitive advantage by owning last mile connections of a much larger bandwidth. In urban areas that we target, a large number of households have both fixed phone line and cable television access. Many of these homes currently have phone line based internet access.

Cable operators in China have to purchase internet connections from telecom carriers. Local telecom carriers that we compete with, however, do not need to pay for internet connection bandwidth which increases their profit margins in this sector over broadband service providers.

Local telecom carriers are actively marketing broadband services on national, provincial, as well as local levels in China. We believe, however, that the ability for cable operators to bundle cable broadband with digital Set-top box marketing efforts will help increase penetration of cable broadband service. In addition, we believe that the quality of cable based broadband services is higher and more versatile. For example, we also believe that we could easily add voice over internet protocol telephony service (known as “VOIP”), with limited added costs to us or the end user. While we do not have current plans to provide VOIP service in the near future, we anticipate that, should we ever wish to enter into this business we would do so with a strategic partner (and subsequent to PRC regulatory approval) and we estimate it would it would take 9 to 12 months from the date we determine to enter into such business.

Intellectual Property and Other Agreements

We are not a party to any royalty agreements, labor contracts or franchise agreements and, other than our right to own and operate Jinan Broadband, we do not currently own any trademarks. We intend to apply for trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

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

Industry Structure and Government Regulation

There are various barriers to entry into the cable or internet service provider business in China and to expansion of our value added services These barriers stem from both industry barriers and government regulation. Cable operators in China, such as our recently acquired Jinan Broadband businesses, are facing many challenges during the process of its evolution from single-system operators to multiple-system operators. The rates we charge and services we provide to cable customers are subject to government regulation and approval.

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

MII (Ministry of Information Industry) on the other hand, regulates the telecom industry. As China’s telecom industry is much more deregulated than the broadcasting industry, MII has been always pushing the bottom line of content control of SARFT by trying to launch more telecom value-added services with content offering in nature, such as IPTV, broadband TV, etc. While China’s telecom industry has substantial financial backing, SARFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier. Very few independent cable operators in China acquired full and proper broadband connection licenses from MII. The licenses, while awarded by MII, are given on very-fragmented regional market levels. With cable operators holding the last mile to access end users, SARFT cable operators pose a competitive threat to local telecom carriers. While internet connection licenses are deregulated to even the local private sector, MII still tries to utilize the license barrier to fence off threats from cable operators that fall under the SARFT interest group.

Our business is highly regulated and we are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China, commonly referred to as MOFCOM, and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband. Additionally, foreign ownership of certain businesses and assets in China is not permitted without specific government approval. For this reason, we acquired only 51% Jinan Broadband with the remaining 49% owned by the selling agency and revenue sharing and voting control is governed among the parties based on written agreements such as our Exercise Service Agreement and the Cooperating Agreement.

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

Lack of Management Expertise

Current monthly cable sales are low, with small profit margins if any. As a result, we believe that the cable operators lack management expertise and marketing expertise to promote and launch more sophisticated forms of value-added services like cable internet broadband service.

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

Employees

As of December 31, 2007, we had a total of 68 employees at Jinan Broadband, which include 20 in sales and marketing, 38 in technical staff and 10 in management, finance and administration. In addition, we have two full time employees in the United States.

Recent Developments

Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”).

Simultaneously, we consummated a private 5% convertible note (the “Notes”) and warrant financing with gross proceeds of $4,850,000 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors and a new Chief Executive Officer to the Company. The following is a summary only of the material terms of the Settlement Agreement, Employment Agreement Amendments and the January 2008 Financing related agreements (including the note purchase agreement, the form of Notes and form of warrants) which were filed as exhibits to our Current Report on Form 8-K dated January 11, 2008, the provisions of which are incorporated by reference herein.

Settlement Agreement

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and resolving disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng for his activities in forming Cablecom Holdings and its entry into a Proposed Merger (as defined below and, which has since been completed) with a subsidiary of Jaguar as violative of his employment agreement with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Pu. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates, and to investors in the January 2008 Financing.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng, our Chairman, has agreed to transfer, not later than three business days after the closing of the proposed merger of a subsidiary of Cablecom Holdings, as successor to Jaguar in its proposed redomestication merger with and into China Cablecom, Ltd., a private limited liability British Virgin Islands company (“China Cablecom”) (the “Proposed Merger”), of 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”), the resulting surviving parent entity after the Proposed Merger. The 390,000 Cablecom Holdings Shares were to only be issued in the event of consummation of the Proposed Merger and were to be transferred by Mr. Ng on an “as is basis”, except that such shares have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings under the Proposed Merger terms. The 390,000 Cablecom Holdings Shares will only be issued upon receipt of releases from certain parties listed in the Settlement Agreement. These shares are in the process of being transferred to us;

•
Clive Ng has agreed to (i) transfer an aggregate of 400,000 shares of the Company’s common stock owned by him, to an unaffiliated escrow agent on behalf of a consultant that was a party to the Settlement Agreement, in accordance with the terms of an escrow agreement which provides, among other things, that such shares will only be released from escrow in the event that releases are obtained from certain parties listed in the Settlement Agreement, and (ii) make a charitable gift of an aggregate of 28,444 shares of Common Stock to a charitable organization selected by Mr. Lev, upon receipt of releases from certain parties listed in the Settlement Agreement;

•
Each of Messrs. Ng and Pu, have agreed to modifications to their employment agreements with the Company (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him and to continue accruing future salary until a financing event;

•
Mr. Ng has agreed to assign, and did assign 7,017,814 shares of our common stock owned beneficially by him to the investors (other then Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s existing stock and warrant holders;

•
Mr. Ng has agreed to transfer to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of our common stock owned beneficially by him, in exchange for releases and representation letters to be executed by such persons;

•
Chardan Capital, our placement agent in the private financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement;

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano, an affiliate of Jaguar, were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board.

•
The Company agreed to extend the expiration dates of 4,000,000 Investors Warrants to purchase common stock at an exercise price of $2.00 per share, issued in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from such Investor Warrant holders. In addition, the Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013.

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing; Transfer of Shares by Ng

Simultaneously with the entry into the Settlement Agreement on January 11, 2008, and we entered into and consummated the January 2008 Financing by entering into a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

An aggregate of $4,971,250 principal amount of Notes was issued to ten investors including Chardan Capital which applied its entire 2.5% cash commission towards a subscription for Notes and Class A Warrants. Interest on the Notes compound monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not sooner paid. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share, for or a total of 6,628,333 shares as of the date of issuance. The Notes are granted “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of common stock or rights to acquire common stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti dilution protections for stock splits, combinations or similar transactions of the Company.

An aggregate of 6,628,333 Class A Warrants, exercisable at $0.60 per share and expiring on June 11, 2013 were issued pursuant to the Subscription Agreement as part of the January 2008 Financing. The Class A Warrants are exercisable (with cash or via cashless exercise) commencing one hundred and eighty-one (181) days after the closing date of the January 2008 Financing until 65 months thereafter, June 11, 2013. The Class A Warrants are subject to “full ratchet” anti-dilution protection for the first three years, pursuant to which the exercise price of the Class A Warrants will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.60 per share (or below such other exercise price of the Class A Warrants as is then in effect) to such lower price. Thereafter and until all Class A Warrants are exercised or expire, the Class A Warrants provide only for weighted average anti-dilution price protection adjustment. In addition, the Class A Warrants are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

Placement Agent Fee and Warrants to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors. Chardan Capital has, pursuant to the terms of their engagement agreement, agreed to apply their cash compensation of $121,250 into an investment in a $121,250 Note and 166,667 Class A Warrants at the same terms as all other investors in the offering. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s Common Stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects.

Assignment By Clive Ng of Shares to Investors; Release of Lock-Up Agreements

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng assigned an aggregate of 7,017,814 shares of our common stock beneficially owned by him to the January 2008 Financing investors, other than Chardan Capital, at a nominal purchase price of $.01 per share.

Prior to the transfers by Mr. Ng. the Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”). The Lock-Up Agreement provided, that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders to this Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of common stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

Board of Directors and Employment Agreement Amendments

Simultaneously with the closing of the January 2008 Financing and entry into the Settlement Agreement on January 11, 2008, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above. The board also appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008.

Additionally, Messrs. Yue Pu and Clive Ng have each entered into amendments to their employment agreements which delineate the scope of services required from each of them for the Company and its subsidiaries, and permits mutual director and executive affiliations with the Company and Cablecom Holdings. Mr. Ng’s Employment Agreement Amendment also calls for his work requirements to be appropriately reduced to a non-executive position, although he remains as Chairman and director. The Employment Agreement Amendments were approved by the board and by the disinterested board members, Messrs. Zale and Grossman and was required as part of the Settlement Agreement.

Shandong Newspaper Acquisition

On March 7, 2008, through our WFOE in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among our indirect WFOE subsidiary, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper"). The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC called Shandong Lushi Media Co., Ltd. ("Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper Business and transfer certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our WFOE in the PRC. In exchange therefore, the Shandong Newspaper Cooperation Agreement provides for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB based on exchange rates at the time) which shall be contributed to Shandong Media as working and acquisition capital, of which the Company has already paid approximately $300,000 (approximately 2 million RMB) in early March 2008 as a down payment.

In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $757,757 and US $3,000,000 (between 5 million RMB and 20 million RMB, respectively, based on exchange rates at the time) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total maximum purchase price of approximately $4.06 (30 million RMB based on exchange rates at the time).

In the event that audited annual net profits during the first year after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 based on current exchange rates) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then only an additional 5 million RMB (approximately US $757,575 based on current exchange rates).

Description of Shandong Newspaper Business Being Acquired

The Shandong Newspaper Business being acquired from Shandong Newspaper by our Shandong Media joint venture includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, the provision of audio value added communication services. The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities are required, upon completion of all closing conditions, to enter into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which require that the Shandong Newspaper entities shall appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

The closing of the transaction is dependant upon, among other conditions, the obtaining of all necessary PRC government consents, payment of the initial purchase price set forth above, and entry into the Exclusive Advertising Agency Agreement and Exclusive Consulting Service Agreement.

In addition to being the exclusive provincial television programming guide publishing group in one of the PRC’s most populous provinces, and based on our initial (unaudited) due diligence Shandong Newspaper has:

•	A combined subscription basis of over 200,000 subscribers;

•	Three publishing assets clearly focused on different readership segments;

•	Retail and subscription income accounts for more than 75% of total revenue, indicating great growth potential for advertising revenue; and

•	Unique publishing titles and exclusive TV Guide copyrights;

The periodicals published by Shandong Newspaper are summarized below.

Shandong Broadcast & TV Weekly (Newspaper)

Established since 1954, Shandong Newspaper is the provincial TV programming guide & general entertainment newspaper with what management believes is the longest operating history in the nation. Publishing on weekly basis, it has been maintaining 80,000 average copy in circulation per week. According to CTR (CCTV Research Co. Ltd)’s rating report, Shandong Broadcast & TV Weekly Newspaper enjoys on average half a million readership on weekly basis.

Target readership of Shandong Broadcast & TV Weekly mostly concentrates in middle-age to senior readers in Shandong region and is the most welcomed general entertainment newspaper among this segment of readership in Shandong.

TV Weekly Magazine

TV Weekly Magazine is a national PRC magazine title, ranked among China’s top 5 TV Guide & general entertainment magazines. Publishing on weekly basis, this magazine reaches average circulation of 40,000 copies in Shandong region. Industry leader of Shanghai TV Weekly reaches 300,000 copies sales on weekly basis, setting a bar for regional TV Guide magazine for TV Weekly. The unique national publishing title encourages TV Weekly to expand it’s target market to neighboring regions in northern China.

Mordern Movie Times Magazine (Bi-Weekly)

Modern Movie Time magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station. Ranked among the top 100 magazine for 5 consecutive years in China, it’s among the most popular fans magazine in north China region. Modern Movie Time magazine reaches 100,000 copies in circulation on bi-weekly basis in year 2007.

No assurance can be made that we will complete this acquisition or that our plan for an increase in revenues and in turning Shandong Newspaper profitable will be successful. Our plans and intentions are regularly subject to change, risks and other uncertainties as outlined herein and in our “Forward Looking Statements” above and “Risk Factors” below.

RISK FACTORS

Our business and financial condition is subject to numerous and substantial risks including, without limitation, risks relating to our forward looking statements. A description of theses forward looking statements is contained in the forepart of this Annual Report and incorporated by reference herein. These risks include those set forth below and elsewhere in this Annual Report. Readers are encouraged to review these risks carefully before making any investment decision.  Additional risks and uncertainties not presently foreseeable to us may also impair business operations.   If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and an investor could lose all or part of his investment. Most of the risks set forth below pertain to the business of our wholly owned subsidiary,China Broadband Cayman, and its operations in the PRC.

BUSINESS RELATED RISKS

We are dependant on our ability to raise additional capital to complete our acquisition strategy.

We are dependent upon our ability to raise capital to complete our business plan, which involves, among other strategies, growth through acquisition. Specifically, and without limitation, we will need an additional approximate $3,000,000 to satisfy our second payment for our acquisition of Shandong Newspaper, presuming that its performance goals are satisfied, and we will need additional capital to acquire licenses in additional regions. Our ability to raise capital would be greatly hindered if we are not able to become and remain current with our reporting obligations. Remaining current will depend on our ability to prepare and consolidate our financial statements with our Chinese subsidiaries. If we do not raise capital, or if we are unable to become listed or remain listed on a United States trading exchange or quotation system, our business will be adversely affected.

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of April 11, 2008 on our consolidated financial statements for the year ended December 31, 2007, indicating that there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this current report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate.

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

The Company was formerly known as Alpha Nutra, Inc., and has had to management’s knowledge, no significant operations since June 2005. Prior to such time, Alpha Nutra, Inc. was in the vitamins and nutritional supplements business. While we believe that no preexisting liabilities exist and obtained limited indemnities from certain members of former management, no assurances can be made that we do not have any liabilities existing from prior to our share exchange in January of 2007, commitments or restrictions that could result in a financial loss to us from completing this transaction or its consolidated audited financial statements.

No assurance can be made that we will be able to successfully operate Jinan Broadband and/or the broadband cable business.

The Broadband cable business of Jinan Broadband is our only initial business. This company has only approximately 58,000 broadband cable internet users as of December 2007. Additionally, the broadband cable businesses of other agencies in China are relatively new with little or no reliable comparable statistical or historic financial information available. Under our current letters of intent to enter into new territories, we will be responsible for the initial installation and roll-out to customers. We therefore have limited experience or know-how with respect to operating a cable internet business in China and little information can be obtained. Therefore we cannot assume that we will be able to mange our business effectively.

We do not own Jinan Parent or Jinan Center and if they or their ultimate shareholders or control persons violate our contractual arrangements with them, our business could be disrupted, our reputation may be harmed and we will have only limited rights and ability to enforce our rights against these parties.

Our operations are currently dependent upon our contractual relationships with Jinan Center and Jinan Parent. The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties. Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided. Others contain price and payment terms that are subject to monthly adjustment. These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms. It may be difficult for us to obtain remedies or damages from these companies or their ultimate shareholders for breaching our agreements. Because we rely significantly on these companies for our business, the realization of any of these risks may disrupt our operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the company.  Our initial Exclusive Cooperation Agreement that enables us to own and operate our Jinan Broadband business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and internet content-based businesses, is for a term of ten years and 20 years, respectively. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not expand, and our operating expenses may increase.

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

We depend on the services of our existing key employees, in particular, Marc Urbach, Clive Ng and Yue Pu. These persons may also pursue other business opportunities. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We also do not have a full time internal Chief Financial Officer or financial controller for the consolidated companies. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our cable broadband business. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Our officers and directors may allocate their time to other businesses, and are or may be affiliated with entities that may cause conflicts of interest. In particular, our principal shareholder and Chairman is subject to potentially conflicting duties to another company he established to pursue business opportunities in the PRC.

Messrs. Ng and Pu and certain of our other officers and directors (including Mr. Cassano, a director) have the ability to allocate their time to other businesses and activities, thereby causing possible conflicts of interest in their determination as to how much time to devote to the affairs of China Broadband. The have also recently entered into a settlement agreement with us and revised their employment agreements limiting their obligations.

These individuals are engaged in several other business endeavors and will continue to be so involved from time to time, and are not obligated to devote any specific number of hours to our affairs. If other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ongoing business. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us or otherwise, and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular investment or business opportunity should be presented. Moreover, in light of our officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential investment and business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. While we do not believe that any of our officers or directors has a conflict of interest in terms of presenting to entities other than our investment and business opportunities that may be suitable for it, conflicts of interest may arise in the future in determining to which entity a particular business opportunity should be presented.

We can not assure you that any conflicts will be resolved in our favor. These possible conflicts may inhibit the activities of such officers and directors in seeking acquisition candidates to expand the geographic reach of the Company or broaden its service offerings. For a complete description of our management’s other affiliations, see “Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act.” In any event, it cannot be predicted with any degree of certainty as to whether or not Mr. Ng, Mr. Pu or our other officers or directors will have a conflict of interest with respect to a particular transaction as such determination would be dependent upon the specific facts and circumstances surrounding such transaction at the time.

Mr. Ng, our Chairman, has recently entered into a settlement agreement with us and China Cablecom, Ltd., another company he organized to pursue cable opportunities in the PRC, and certain of its affiliated entities, to avoid possible claims that might be brought by us against him for activities in forming China Cablecom. If the parties to the settlement agreement fail to observe the terms of the agreement, we may be involved in burdensome and time-consuming litigation.

In particular, notwithstanding the terms of the settlement and the amendment to Mr. Ng’s employment agreement with China Broadband, Ltd., Mr. Ng’s continuing relationship with China Cablecom could lead to future claims of violation of his duties in the event future acquisitions in the PRC are offered to China Cablecom rather than to us, notwithstanding the express terms of the revised employment agreement and provisions of the settlement agreement. Accordingly, Mr. Ng’s revised employment agreement with us contains an express provision permitting Mr. Ng to resign from all positions with the Company in the event an acquisition arises that involves the business of China Broadband, which is how Mr. Ng currently intends to handle opportunities in the future that could create a situation similar to that which led to the settlement agreement.

The settlement agreement contains a provision recognizing that the provision of integrated cable television services in the People’s Republic of China and related activities of China Cablecom do not conflict with our business and that provision of stand-alone independent broadband services is the business of China Broadband should not conflict with theirs. However, notwithstanding the terms of the settlement agreement and the amendment to Mr. Ng’s employment agreement with us, Mr. Ng’s or Mr. Pu’s continuing relationship with China Cablecom could lead to future claims of violation of his duties either entity in the event future acquisitions in the PRC are offered to us rather than to China Cablecom, notwithstanding his current intention to resign in such circumstances.

Additional information relating to the settlement agreements and Employment Agreement Amendments can be found near the “Settlement Agreement” subsection of the “Recent Developments” section above.

If shareholders sought to sue our officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in the PRC.

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors residing outside of the United States in the event a lawsuit is initiated against such officers and directors by shareholders in the United States. It also is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws. Furthermore, because substantially all of China Broadband’s assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, the Company is not aware of any treaties between the PRC and the United States providing for the reciprocal recognition and enforcement of judgments of courts. As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could reduce or eliminate the interests held in China Broadband.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China.

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

Since our assets and operating subsidiaries are located in the PRC, any dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies. We are not likely to declare dividends in the near future.

We are dependent on dividends and other distributions from our subsidiaries in order to recognize revenues. Because our assets are predominantly located inside the PRC, we will be subject to the law of the PRC in determining dividends. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Under current Chinese tax regulations, dividends paid to us are not subject to Chinese income tax, but tax authorities in China may require us to amend our contractual arrangements with the WFOE or Jinan Broadband and their respective shareholders or affiliates, and to enter into different arrangements with other agencies in a manner that would materially and adversely affect the ability of our subsidiaries to pay dividends and other distributions to us or that would prohibit us from forfeiting revenues or consolidating our financial statements in order to comply with SEC reporting obligations.

In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations. If we or our subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to pay dividends on our common stock.

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

As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that we convert would be reduced.

Our ability to bid for and acquire businesses in new regions is dependent on favorable exchange rates between the U.S. dollar and the Chinese Renminbi. The value of the Renminbi may fluctuate according to a number of factors. Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.00 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 7.006 to US$1.00 resulting in the increase in price of Chinese products to U.S purchasers and increase in our business acquisition costs. On July 21, 2005, as a result of the Renminbi rates being tied to a basket of currencies, the Renminbi was revalued and appreciated against the U.S. dollar. Additionally, global events and expenditures that deflate the value of the U.S. dollar will result in more expensive purchase prices of China based entities. There can be no assurance that such exchange rate will continue to remain stable in the future. Our revenues are primarily denominated in Renminbi, and any fluctuation in the exchange rate of Renminbi may affect the value of, and dividends, if any, payable on, our shares in foreign currency terms.

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

The telecommunications industry, including Internet content providers, or ICP, is highly regulated by the Chinese government, the main relevant government authority being the Ministry of Information Industry, or MII. Prior to China’s entry into the World Trade Organization (the “WTO”), the Chinese government generally prohibited foreign investors from taking any equity ownership in or operating any telecommunications business. ICP services are classified as telecommunications value-added services and therefore fell within the scope of this prohibition. This prohibition was partially lifted following China’s entry into the WTO allowing foreign investors to own interests in Chinese businesses. In addition, foreign and foreign invested enterprises are currently not able to apply for the required licenses for operating cable broadband services in China.

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

Risks Relating to Our Securities

There are substantial risks of lack of liquidity and volatility risks.

Our common stock is quoted in the OTC Bulletin Board market system under the symbol “CBBD” and is very thinly traded. The liquidity of our common stock is very affected by its limited trading market. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic.  As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

Many of our securities will become freely tradable within the next several months.

In accordance with the terms of the settlement agreement and subsequent note and warrant financing, our principal, Clive Ng, transferred 7,017,814 shares which will, after 90 days, no longer be deemed affiliate shares and may be subject to the newer “relaxed” Rule 144 restricted period provisions. In addition, investors in our private equity offering between January and May of 2007 are also able to sell up to 8,000,000 shares of common stock subject to certain “leak out” provisions and any lock-up relating to shares held by the four Broadband shareholders and Mr. Baum, our former executive, has been removed. There is no limit on the amount of restricted securities that may be sold (other then contractual limits, if any) by a non-affiliate after the restricted securities have been held by the owner for a period of one year more. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any active market that may develop.

Our company is controlled by one of our principals that holds a majority of our common stock.

One of our shareholders, Clive Ng indirectly beneficially own over 51% of our common stock. As a practical matter, Mr. Ng will have control of the Company and all of our subsidiaries and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. Other shareholder will not have a voice in management decisions and will exercise very little control.

Our board of directors may issue blank check preferred stock with rights and privileges greater than those of the Shares.

Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 5,000,000 shares of preferred stock in the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

There is no established public trading market for our securities and one may never develop. This could adversely affect the ability of investors in our Company to sell their securities in the public market.

We are currently listed on the OTC Bulletin Board market system. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to future offering;

•	changes in interest rates;

•	new services or significant contracts and acquisitions;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of us and of China-based investments and companies generally; and

•	general economic and other national and international conditions.

Our common stock is considered a "penny stock" and may be difficult to sell.

Our common stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay dividends in the near future, if at all .

We do not intend to pay any dividends and we do not foresee making any cash distributions in the manner of a dividend or otherwise. If we do want to liquidate or pay dividends, such liquidation or payment is subject to PRC law. Our board of directors presently intends to follow a policy of retaining earnings, if any.

Item 2. Description of Property.

Through January 23, 2007, we shared office space with Business Consulting Group Unlimited, Inc. at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011, an entity owned or controlled by our former principal shareholder, Mark L. Baum, Esq. Since the completion of the Share Exchange on January 23, 2007, our principal executive offices in the United States has been and continue to be located at 1900 Ninth Street, 3rd Floor Boulder, Colorado 80302, under a lease with Maxim Financial Corporation, a consultant to the Company. This space was occupied previously by China Broadband Cayman, since its inception in mid 2006. This lease is for 1,000 square feet of office space and shared administrative services. The monthly lease rate is $2,000 per month. This lease may be terminated for any reason by Maxim Financial Corporation on 30 days notice. Pursuant to our consulting agreement with it, Maxim Financial Corporation has waived its past fees owed by China Broadband Cayman since July of 2006 and all future rental fees of the Company through December 31, 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008.

The principal address of our operating business of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255 87077886 Fax: (86531)-82953142. The Company pays approximately $55,000 (400,000 RMB) annually for rent at its facilities in Jinan, renewable on an annual basis.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Effective as of October 16, 2007, the symbol for our common stock was changed from “APNA” to “CBBD” to reflect our name change to China Broadband, Inc. Up until December 20, 2008, we were trading on the Pink Sheets and the letters “.PK” were added to the end of our four letter identifier. Beginning December 21, 2008 we began trading on the OTC Bulletin Board and the letters “.OB” (CBBD.OB) are added to the end of our four letter identifier. Trading in the common stock has been limited and sporadic due to the limited market following and limited number of free trading shares, and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. As of March 24, 2008 the closing price for our common stock was $1.05. \

Fiscal Years:

	High	Low
2007
December 31, 2007	$4.50	$3.00
September 30, 2007	$4.00	$4.00
June 30, 2007	$4.00	$1.75
March 31, 2007	$3.00	$2.00
2006
December 31, 2006	$2.75	$1.50
September 30, 2006	$5.00	$4.00
June 30, 2006	$5.00	$4.00
March 31, 2006	$5.00	$4.00

As of March 31, 2008 there were 318 record holders of our common stock and 50,255,599 shares of common stock issued and outstanding. The transfer agent of our common stock is Transfer Online, Inc.

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

In addition, we expect a substantial number of shares to become freely tradable under Rule 144 during 2008. Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Dividends

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future and anticipate reinvesting revenues, , in the operations of the Company and in additional acquisitions. In addition, in order for us to declare and pay dividends, we would be dependant on receiving payments from our operating subsidiaries in the PRC. As these are PRC companies, we would be required to obtain various levels of regulatory approval prior to paying such dividends.

EQUITY COMPENSATION PLAN INFORMATION

(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0-	n/a	-0-
Total	-0-	n/a	-0-

(1)   We do not have any equity compensation plans approved by the security holders.

(2)   We do not have any equity compensation plans not approved by the security holders as of December 31, 2007. However, Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. Currently, only 100,000 options were issued under the Plan which were issued on March 13, 2008, of which 100,000 were granted to Mr. Urbach, exercisable at $.99 per share, vesting over four years as per his employment agreement.

Item 6. Management's Discussion and Analysis and Plan of Operation.

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included in this report and the “Forward Looking Statements” and “Risk Factors” elsewhere in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management.

Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and the “Risk Factors” above, all of which should be read together.

Background

The Company was organized in California in 1988 under the name “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purpose of seeking a merger with a private operating company. We operated various businesses and underwent various reorganizations and a bankruptcy from inception through October of 2004 when we were reorganized into a Nevada corporation. From July 1, 2005 we operated as a blank check company under the name Alpha Nutra, Inc. in search of a business acquisition. See “Corporate History” subsection of “Item 1. Description of Business.”

Current Nature of Operations

On January 23, 2007, pursuant to the Share Exchange Agreement (the “Share Exchange”), we acquired all of the shares of China Broadband Cayman from the four Broadband Shareholders in exchange for 37,865,506 shares (the “Exchange Shares”) of our common stock, resulting in such shareholders controlling the Company and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of these 7% Convertible Promissory Notes have been converted into our common stock effective as of February 28, 2007 and all interest has been paid through such date in cash.

The Share Exchange has been accounted for as a reverse acquisition of the Company (then known as “Alpha Nutra, Inc.), with no adjustment to the historical basis of the assets and liabilities of China Broadband Cayman, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement (the “Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provided that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. The Cooperation Agreement required an initial payment to Jinan Parent for the closing of the acquisition of this entity in early 2007, resulting in our China based WFOE owning a controlling 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. We have paid an aggregate of $5,772,000 for this business, of which, our initial payment of $2,572,000 was paid from our net proceeds from the first closing of our private offering in January 2007 and our second payment of $3,200,000 was completed in March 2008.

We currently operate through China Broadband Cayman, our wholly-owned subsidiary, which in turn operates through our WFOE located in China. The WFOE owns a 51% interest in Jinan Broadband, an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, and has entered into an Exclusive Service Agreement with Jinan Parent that enables us to share revenues. Through our WFOE, we have also entered into an agreement to create a joint venture entity that will own the Shandong Newspaper Business. (See “Recent Developments” above and below.)

A complete description of the business of Jinan Broadband acquired by us in early 2007, along with an organizational chart and description of the Share Exchange and related agreements, can be found in the “Item 1. Description of Business” section of this Annual Report and is incorporated by reference herein.

Simultaneous Closing of 2007 Stock and Warrant Financing

Simultaneously with the closing of our acquisition of China Broadband Cayman on January 23, 2007, and in order to fund our first payment for the acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Investor Warrants”). During the six months ended December 31, 2007 we raised an additional $1,000,000 such that we raised the aggregate maximum of $4,000,000 in this offering consisting of an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors.

We used $2,572,125 of the proceeds of this offering from the first closing to pay the first installment plus expenses of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jinan Parent. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share, paid during the year ended December 31, 2007. In addition we paid approximately $100,000 in other professional expenses during such time period for this transaction.

Strategy

Our strategy is to grow our business organically as well as via acquisitions and/or partnerships in the PRC with companies that are in, or complimentary to, the broadband arena. We have spent significant amounts of money for professional services related to this strategy and are not profitable. During 2007 we spent approximately $628,000 for professional services related to the Share Exchange, the acquisition of Jinan Broadband and for public company expenses. We expect that we will continue to incur significant expenses for professional services as well as other costs during 2008 and may not be profitable as we continue to implement our strategy.

Our strategy also includes completion of our acquisition of Shandong Newspaper (which we believe is imminent) in a joint venture. Shandong Newspaper’s business includes three main magazines: Shandong Broadcast & TV Weekly (Newspaper), TV Weekly Magazine and Mordern Movie Times Magazine (Bi-Weekly). We intend to invest our acquisition cost in this Joint Venture to increase sales and advertising revenues of its periodicals in order to become profitable. No assurance can be made that we will complete this acquisition or, if completed, that our business plan will be successful. Additional information related to our business and strategy as to the business of Shandong Newspaper is included in the section of this Annual Report titled “Item 1. Description of Business” above.

Recent Developments

Settlement Agreement, Convertible Note and Warrant Financing, Shandong Newspaper Joint Venture

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”). We also appointed additional directors at the time of entering into the settlement agreement and revised the terms of certain affiliates’ employment agreements.

Simultaneously, we consummated a private, 5% convertible note and warrant financing with gross proceeds of $4,850,000 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors and a new Chief Executive Officer to the Company.

Additionally, we entered into an agreement to acquire, through a joint venture, a controlling interest in Shandong Newspaper, a PRC based television programming guide business.

Settlement Agreement with Ceratin Officers and China Cablecom
In connection with a potential dispute with our investors and with Cablecom Holdings, another company formed by the principal stockholder of the Company, Mr. Ng, on January 11, 2008, we entered into a settlement agreement relating to such matters with Jaguar and certain of our consultants and shareholders. In addition, we have been obtaining separate releases from various holders of our common stock. The Settlement Agreement was negotiated by us, our advisors and management and certain shareholders, for purposes of facilitating our business plan and expediting and facilitating our financing activities and resolving all disputes with management, perceived or otherwise, and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng or the Company for his activities in forming and providing services for Cablecom Holdings. The Settlement agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Pu. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other material provisions, pursuant to the Settlement Agreement the following agreements have been entered into:

•
Clive Ng, our Chairman, has agreed to transfer, not later than three business days after the closing of the proposed merger of a subsidiary of Cablecom Holdings, as successor to Jaguar Acquisition Corporation, a Delaware corporation (“Jaguar”) in its proposed redomestication merger, with and into China Cablecom, Ltd., a private limited liability British Virgin Islands company (“China Cablecom”) (the “Proposed Merger”), of 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”), the resulting surviving parent entity after the Proposed Merger. The 390,000 Cablecom Holdings Shares will only be issued in the event of consummation of the Proposed Merger and is to be transferred by Mr. Ng on an “as is basis”, except that such shares have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings under the Proposed Merger terms. The 390,000 Cablecom Holdings Shares will only be issued upon receipt of releases from certain parties listed in the Settlement Agreement;

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him;

•
The Company agreed to extend the expiration dates of 4,000,000 Investor Warrants at an exercise price of $2.00 per share, in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from such Investor Warrant holders. In addition, the Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013.

Additional specific provisions relating to the terms of this Settlement Agreement can be found under “Item 1. Description of Business” above, and in our

Notwithstanding the terms of the Settlement Agreement Mr. Ng’s and Mr. Pu’s continuing relationship with Cablecom Holdings could lead to future claims of violation of his duties them or us in the event future acquisitions in the PRC are offered to Cablecom Holdings rather than China Broadband or visa versa, notwithstanding the express terms of the revised employment agreement and provisions of the Settlement Agreement. Mr. Ng’s revised employment agreement with China Broadband contains an express provision permitting Mr. Ng to resign from China Broadband in the event an acquisition arises that involves the business of China Cablecom, which is how Mr. Ng currently intends to handle opportunities in the future that could create a situation similar to that which led to the settlement agreement.

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing

Simultaneously with the entry into the Settlement Agreement on January 11, 2008, and we entered into and consummated the January 2008 Financing by entering into a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

An aggregate of $4,971,250 principal amount of Notes was issued to ten investors including Chardan Capital which applied its 2.5% cash commission towards a subscription for Notes and Class A Warrants. Interest on the Notes compound monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not sooner paid. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share, for or a total of 6,628,333 shares as of the date of issuance. The Notes are granted “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire common stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti dilution protections for stock splits, combinations or similar transactions of the Company.

An aggregate of 6,628,333 Class A Warrants, exercisable at $0.60 per share and expiring on June 11, 2013 were issued pursuant to the Subscription Agreement as part of the January 2008 Financing. The Class A Warrants shall be exercisable (with cash or via cashless exercise) commencing one hundred and eighty-one (181) days after the closing date of the January 2008 Financing until 65 months thereafter, June 11, 2013. The Class A Warrants are subject to “full ratchet” anti-dilution protection for the first three years, pursuant to which the exercise price of the Class A Warrants will be adjusted downward in the event of the issuance by the Company of common stock or rights to acquire Common Stock at prices below $.60 per share (or below such other exercise price of the Class A Warrants as is then in effect) to such lower price. Thereafter and until all Class A Warrants are exercised or expire, the Class A Warrants provide only for weighted average anti-dilution price protection adjustment. In addition, the Class A Warrants are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

Placement Agent Fee and Warrants to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors. Chardan Capital has, pursuant to the terms of their engagement agreement, agreed to apply their cash compensation of $121,250 into an investment in a $121,250 Note and 166,667 Class A Warrants at the same terms as all other investors in the offering. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s Common Stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects.

Assignment By Clive Ng of Shares to Investors; Release of Lock - Up Agreements

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors, other than Chardan Capital, at a nominal purchase price of $.01 per share. This reduced the average purchase price per share to investors (presuming conversion of their notes) without cost to the Company.

Prior to the January 2008 Financing, the Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”) which was entered into in connection with the Share Exchange. The Lock-Up Agreement provided, that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders to this Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of Common Stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

Board of Directors and Employment Agreement Amendments

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Additional information relating to these appointments can be found in our “Management” section below, which is incorporated herein.

Shandong Newspaper Cooperation Agreement

On March 7, 2008, the Company, through its indirect WFOE subsidiary in the PRC, Ji'Nan Zhongkuan Dian Guang Information Technology Co. ("Jinan Zhong Kuan"), entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among itself, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper"). The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. ("Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses. We believe that this acquisition will be completed soon and we have begun sending payments for the purchase price of this business interest.

Under the terms of the Shnadong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper Business and transfer certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our Jinan Zhong Kuan operating subsidiary. In exchange therefore, the Cooperation Agreement provides for total initial consideration on the part of Jinan Zhong Kuan of approximately $1.5 million (approximately 10 million RMB based on exchange rates at the time) which shall be contributed to Shandong Media as working and acquisition capital, of which the Company has already paid approximately $300,000 (approximately 2 million RMB ) in early March 2008 as a down payment.

In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $757,757 and US $3,000,000 (between 5 million RMB and 20 million RMB, respectively, based on exchange rates at the time) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total maximum purchase price of approximately $4.06 (30 million RMB based on exchange rates at the time).. Specifically in the event that audited annual net profits during the first year after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 based on current exchange rates) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then only an additional 5 million RMB (approximately US $757,575 based on current exchange rates).

The Shandong Newspaper Business being acquired from Shandong Newspaper by the Shandong Media joint venture includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, the provision of audio value added communication services. The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities are required, at closing upon completion of all closing conditions, to enter into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which require that the Shandong Newspaper entities shall appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

The closing of the transaction is dependant upon, among other conditions, the obtaining of all necessary PRC government consents, payment of the initial purchase price set forth above, and entry into the Exclusive Advertising Agency Agreement and Exclusive Consulting Service Agreement.

Additional information relating to the Shandong Newspaper Business can be found at the end of the “Recent Developments” subsection of “Item 1. Description of Business” above.

Results of Operations

The Company was a development stage company with no business operations during the year ended December 31, 2006 (“2006”). Operating activity during 2006 relates to the formation of our China Broadband Cayman subsidiary, its entry into agreements to acquire Jinan Broadband and related due diligence, raising capital for the same, and the interest expense associated with its $325,000 principal amount of 7% Convertible Promissory Notes issued on September 22, 2006.

Effective January 23, 2007 we acquired China Broadband Cayman and its operations which was already a party to a Cooperation Agreement to acquire PRC based Jinan Broadband. Effective April 1, 2007, China Broadband Cayman, Inc. and our WFOE, completed the acquisition of the Jinan Broadband subsidiary. During 2006 Jinan Broadband did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition. Accordingly, increases in revenues, profits and expenses for the year ended December 31, 2007 were primarily attributable to the commencement of operations of the newly acquired assets which are operating independently for the first time. Accordingly, Jinan Broadband results for the year ended December 31, 2006 were not included for comparative purposes as management believes that they are not meaningful.

Our revenues are based on the number of paying cable broadband internet customers in the Shandong province of China. As of December 31, 2007, Jinan Broadband had approximately 58,000 active paying subscribers for its services in this region as compared to 45,000 in 2006. The increase is a result of increased efforts on internal growth by Jinan Broadband after our acquisition of them. Management believes that there are a total of 1.3 million homes that are estimated to have cable access in the Jinan region of Shandong, approximately 80% of which already have cable access and 20% have internet access in some form. (See, www.jinan.gov.cn).

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

Our selling, general and administrative expenses consist of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, marketing, telecommunication and Internet costs, and other administrative expenses. We expect selling, general and administrative expenses to increase as we grow our business.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Revenues

Revenue for the year ended December 31, 2007 (“2007”) was $3,004,092 as compared to $0 for the year ended December 31, 2006 (“2006”). During 2006, and prior to our acquisition of China Broadband Cayman, we had no operations. Revenue during 2007 was attributed to our PRC subsidiary, Jinan Broadband and consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for 2007 was $1,346,113 as compared to $0 for 2006. During 2006 we had no operations. Gross profit as a percentage of revenue was 44.8% for 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 were $980,505 as compared to $116,073 for 2006. During 2006 we had no operations and all expenses during the period related to formation costs associated with China Broadband Cayman. Selling, general and administrative expenses during 2007 included salaries and personnel costs of approximately $434,000 and travel expenses of approximately $116,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Professional Fees

Professional fees for 2007 were $628,490 as compared to $52,105 for 2006. During 2006 we had no operations and all expenses during the period related to formation costs associated with China Broadband Cayman. Professional Fees during 2007 included legal costs of approximately $156,000, accounting fees of approximately $250,000 and consultant costs of approximately $222,000. These costs were incurred primarily for services performed relating to the Share Exchange, the acquisition of Jinan Broadband and for public company reporting and corporate governance expenses. We expect our costs for professional services to remain significant as we continue to acquire new entities and implement our strategy as set forth above and more specficially, as a result of the Settlement Agreement and related transactions, the January 2008 Financing and the acquisition of Shandong Newspaper in first quarter of fiscal 2007.

Depreciation

Depreciation expense for 2007 was $1,718,307 as compared to $0 for 2006. During 2006 we had no operating assets. Depreciation expense during 2007 relates to the depreciation on the approximately $10 million of property, plant and equipment, net at our Jinan broadband subsidiary.

Interest and Other Income (Expense), net

We incurred an expense of $404,555, in interest and other income (expense), net, during 2007. This amount consisted primarily of the expense related to our requirement to issue new shares in the amount of $410,053, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes in the time frame required. This amount was partially offset by interest income earned on our cash balances.

During 2006 we had no operations and incurred $6,762 in interest expense related to China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes. All of the 7% Convertible Promissory Notes were converted at the end of February 2007 with all interest paid thereon.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During 2007 $358,923 of our operating losses were allocated to Jinan Parent

Income Tax Benefit

Our income tax benefit was $50,068 for 2007. During 2006 we had no operations.

Liquidity and Capital Resources

As of December 31, 2007 we had $472,670 of cash on hand and a working capital deficit of $3,383,312. As of December 31, 2007, we had total current liabilities of $4,723,678. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

On January 23, 2007 we completed the first closing of our private placement offering and completed our Share Exchange with China Broadband Cayman.

Through December of 2007 we raised an aggregate of $4,000,000 in the private placement offering with net proceeds of $3,579,500, including issuance costs, and issued an aggregate of 8,000,000 shares and 4,000,000 warrants. Total issuance costs approximated $420,500.

We used approximately $2,572,125 of the proceeds of the offering towards the cost of our first half installment payment for the 51% interest in Jinan Broadband in 2007. We used $10,490 to repay interest accrued through February 28, 2007, on the $325,000 principal amount of 7% Convertible Promissory Notes issued in September of 2006 by China Broadband Cayman, the obligations of which were assumed by us. All of these Convertible Notes have been converted into an aggregate of 1,300,000 shares of common stock as of February 28, 2007, with interest paid through such date in cash. We have not registered the 1,300,000 shares that were issued upon conversion of the 7% Convertible Promissory Notes and were required to pay a penalty of new share issuances to said shareholders at the end of each month that the shares are not registered beginning August 2007. Through the year ended December 31, 2007 we were required to issue 170,855 shares as a penalty to said shareholders and recorded an expense of $410,053 related to this issuance, all of which were issued during early 2008.

5% Convertible Notes and Class A Warrants Issued January 11, 2008

On January 11, 2008 we entered into and consummated a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. In March 2008 we used approximately $3.2 million of these proceeds to fund our second payment for our purchase of Jinan Broadband. In addition, in March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and expect to utilize an additional $1.2 million to fund the remaining portion of our required working capital contribution.

Cash Flows

Operating activities for 2007 and 2006, after adding back non-cash items, provided (used) cash of approximately $156,283 and $(124,940), respectively. During such period other changes in working capital provided cash of approximately $1,268,723 and $6,763, respectively, resulting in cash being provided by (used in) operating activities of $1,425,006 and $(118,177), respectively. During 2006 operating activities related to the formation of our China Broadband Cayman subsidiary.

Investing activities for 2007 and 2006 used cash of $2,443,055 and $0, respectively. The 2007 amounts consisted solely of additions to property and equipment.

Financing activities for 2007 and 2006 provided cash of $1,351,297 and $221,347, respectively. For 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $420,500 of payments related to issuance costs associated with the private placement offering and our payable to Jinan Parent of $2,228,203. For 2006 this amount consisted of the issuance of China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes issued on September 22, 2006 partially offset by $103,653 of payments related to issuance costs associated with the convertible notes.

Our Jinan Broadband subsidiary, which is our only operating subsidiary at year end 2007 is located in China. All of its operations are conducted in its local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $36,252 during 2007.

Need for Additional Capital
We have raised approximately $4.8 million (net of cost of capital and expenses) in our January 2008 Financing in order to fund our second payment for our purchase of Jinan Broadband, which payment was due in January of 2008 and to acquire Shandong Newspaper and cover the cost of interim operations. We made the second and last payment for Jinan Broadband in March of 2008 and incurred no penalty for making this payment in March. In addition, in March and April 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and expect to utilize an additional $1.2 million to fund the remaining portion of our required working capital contribution. Management does believe that the Company has sufficient capital to sustain its operations without raising additional capital.

We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based broadband, internet and cable businesses. Our strategy also includes completion of our acquisition of Shandong Newspaper (which we believe is imminent) in a Joint Venture. Shandong Newspaper’s business includes three main magazines: Shandong Broadcast & TV Weekly (Newspaper), TV Weekly Magazine and Mordern Movie Times Magazine (Bi-Weekly). We intend to invest our acquisition cost in this Joint Venture to increase sales and advertising revenues of its periodicals in order to become profitable. No assurance can be made that we will be able to raise capital if and as needed to implement this business plan or, if implemented, that it will be successful.

The amount and timing of our future capital requirements will depend upon many factors, including the number and size of opportunities available to us, the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

Dividends

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. Moreover, even if we are profitable as a result of our PRC based operations and subsidiaries, PRC regulations prevent the payment of dividends absent compliance with certain rules and obtaining appropriate government consents, which we believe will not happen in the near future, if ever.

Financial Commitments

The Company pays approximately $55,000 (400,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis.

The Company utilizes approximately 1,000 square feet of space from Maxim Financial Corporation for its corporate headquarters for a monthly rental fee of $2,000. Maxim Financial Corporation provided consulting services to the Company during the years ended December 31, 2007 and 2006 and has agreed to discharge all rental costs under the terms of its consulting agreement with the Company through December 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008. We intend to move our United States corporate offices in mid 2008.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements elsewhere in this Annual Report on Form 10-KSB describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount after deduction of trade discounts, business tax and allowance. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

Inventories

Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives or applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts, any gain or loss thereon is reflected in operations.

Depreciation is provided for on the straight line basis over the estimated useful lives of the respective assets over a period of five years.

Intangible Assets

We will perform indefinite life intangible asset impairment tests on an annual basis and between annual tests in certain circumstances. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. We will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company’s results of operations.

Revenue Recognition

Sales are recorded as services are provided to customers. Provision for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period when related sales are recorded.

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

Foreign Currency Translation

The Company’s Jinan Broadband subsidiary located in China uses its local currency (RMB) as its functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. The financial information is translated into U.S. Dollars at prevailing or current rates respectively, except for revenue and expenses which are translated at average current rates during the reporting period.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not have an outstanding noncontrolling interest in one or more subsidiaries and therefore, SFAS 160 is not applicable to the Company at this time.

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

Item 7. Financial Statements

Please see the “F” pages at the end of this Annual Report for financial statements for the calendar years ended December 31, 2007 and 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our foreign operations are conducted in China and the Renminbi is the national currency in which its operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at March 24, 2008 was approximately 7.05 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

We believe that the weakening US dollar currently exposes us to significant market risk. We currently raise capital in the US to fund our acquisitions and growth in China. If the US dollar continues to weaken against the Renminbi we may be required to raise additional capital not anticipated or we may not be able to continue to operate, make required payments for agreements entered into or fund new acquisitions.

The Company primarily invests its cash in checking, bank money market and savings accounts. As of March 24, 2008, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of Management; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Nonetheless, because of previous late filings during the 2007 year and because of our PRC operations, management is in the process of retaining a PRC based consultant to assist with financial accounting processing and reporting.

This Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B. Other Information

Effective as of the March 13, 2008, the board of directors of the Company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. 100,000 options have been granted to Mr. Urbach pursuant to his employment agreement with the Company (as described below).

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act

Executive Officers and Directors

Prior to the Share Exchange, our only two directors and officers were Mark L. Baum, Esq. (our former President and CFO) and James B. Panther, II (our former Secretary) both of which resigned effective as of the completion of the Share Exchange on January 23, 2007.

The officers of the Company immediately after the Share Exchange on January 23, 2007 and as of the date hereof are as set forth in the below chart.

In addition, while Mr. Jiang Bing was appointed as a director on January 23, 2007, he has since resigned as of May 18, 2007 due to personal reasons.

Simultaneously with the closing of the January 2008 Financing in January of 2008, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above. Additionally, the board appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008:

Name	Age	Position
Marc Urbach	35	President, Principal Executive Officer
Tom Lee	50	Chief Executive Officer (January 11,2008 - April 8, 2008)
Clive Ng	45	Chairman, Director
Yue Pu	35	Vice Chairman of China Broadband, Ltd. and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer
James Cassano	61	Director
David Zale	54	Director
Jonas Grossman	33	Director

Marc Urbach has over twelve years of accounting, finance, and operations experience in both large and small companies. He was the Executive Vice President and Chief Financial Officer of Profile Home Inc., a privately held importer and distributor of home furnishings from September 2004 until February 2008. He additionally served on the board and was part owner of Tri-state Trading LLC, a related import company during that same time period. Mr. Urbach was a Director of Finance at Mercer Inc., a Marsh & McLennan Company from 2002 to 2004. He was a Finance Manger at Small World Media from 2000 until 2002 and held a similar position at The Walt Disney Company from 1998 to 2000. He started his career at Arthur Andersen LLP as a senior auditor from 1995 to 1998. Mr. Urbach received his Bachelor of Science in Accounting from Babson College in 1995.

Clive Ng currently a non-executive Chairman and Director of the Company and China Broadband, Ltd., has been a director and officer of the Company since January of 2007 and of China Broadband, Ltd. since August of 2006. Mr. Ng also currently serves as a Senior Advisor to Warner Music Group Inc. (NYSE: WMG). Mr. Ng has served as executive chairman of the board and President of China Cablecom Ltd. since its inception on October 6, 2006 and as a director, Executive Chairman and President of China Cablecom Holdings since October 2007. From 2000 to 2003, he was the Chief Executive Officer of Pacific Media PMC, a home shopping company. Mr. Ng co-founded TVB Superchannel Europe in 1992, which has grown to become Europe’s leading Chinese language broadcaster. He also owned a 50% stake in HongKong SuperNet, the first Hong Kong based ISP which was then sold to Pacific Internet (NASDAQ:PCNTF). Mr. Ng was Chairman and founder of Asiacontent (NASDAQ:IASIA), one of the first Asian internet companies to list in the United States, that has been a joint venture partner with NBCi, MTVi, C-NET, CBS Sportsline and DoubleClick in Asia. Mr. Ng was also one of the initial investors and founder of E*TRADE Asia, a partnership with E*TRADE Financial Corp (NYSE: ET). Mr. Ng was a founding shareholder of MTV Japan, with H&Q Asia Pacific and MTV Networks (a division of Viacom Inc).

Yue Pu is and has been an executive officer of the Company and its operating subsidiary since January of 2007. Mr. Pu also serves as general manager and Chief Executive Officer of China Cablecom since its inception in 2006 and Chief Executive Officer and Acting Chief Financial Officer of China Cablecom Holdings since October 2007 a cable company that operates in the Jinan region of the Shandong province of China. Mr. Pu carries with him more than a decade of PRC based media industry experience spanning across publishing, Internet and TV sectors. From 2005 to 2006, Mr. Pu was with China Media Networks, the TV media arm of HC International, as BD director, before starting up Jinan Broadband in 2006. From 2003 to 2005, Mr. Pu was with Outlook Weekly of Xinhua News Agency as a strategic advisor and BD director. From 1999 to 2000, he was a director and a member of the founding team for Macau 5-Star Satellite TV, a mainland China satellite TV channel venture. From 1997 to 1999, he joined Economic Daily, and was head of the Internet arm of one of China's most popular business and entrepreneur magazines. From 1993 to 1997, Mr. Pu was an intelligence officer with China's National Security Service and a logistics specialist with a joint venture between Crown Cork & Seal and John Swire & Sons in Beijing. Mr. Pu received an MBA from Jones Graduate School of Business of Rice University in 2002 and Bachelor in Law from University of International Relations in China in 1993.

James S. Cassano was appointed as director of the Company effective as of January 11, 2008. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB:JGAC), a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. From February 2004 to December 2004, Mr. Cassano was an independent consultant engaged by a number of corporate clients in the area of corporate organization, corporate development and mergers and acquisitions. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. Mr. Cassano served as its chairman of the board and chief executive officer until December 1997. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, where he was responsible for corporate finance, acquisitions and divestitures as well as all corporate information technology functions. From February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company, where he was responsible for analyzing and closing investments in ventures, and providing management support of companies in which Safeguard had investments. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates, where among other responsibilities, he lead or held management responsibility for the majority of the firm’s strategic and large scale organization projects in financial services. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

David Zale was appointed as a director of the Company effective as of January 11, 2008. Mr. Zale founded Zale Capital Management, L.P. in January 2006. Mr. Zale advises clients on investments in hedge funds and customizes hedge fund-of-funds for high net worth individuals and institutions. In addition, Mr. Zale advises clients on their total portfolio, assisting clients in developing Investment Policy Statements and executing portfolio allocations. Mr. Zale holds the Chartered Financial Analyst designation and holds a FINRA Series 7 license through USF Securities, L.P. and his Series 63 and 65 licenses through USF Advisors, LLC, a registered Investment Advisor and conducts securities transactions through these entities, both of which are otherwise unaffiliated with Zale Capital Management, L.P. Mr. Zale has had ten years of financial services experience. From July, 2003 until December, 2005, Mr. Zale served as the Managing Director for Inaltra Capital Management, Inc., an Investment Advisor specializing in hedge fund-of-funds, which he helped to launch. Prior to that, Mr. Zale held positions with hedge fund-of-funds related investment advisors. In addition, he has had additional experience on the sell side, ultimately leading to a position as director of research. Prior to entering the financial services industry, Mr. Zale spent over eighteen years in the jewelry industry. He is the chairman of the Investment Committee of the M.B. and Edna Zale Foundation of Dallas, and a past chairman of the Investment Committee of Central Synagogue of New York. Mr. Zale is a graduate of the University of Colorado with a degree in Political Science.

Jonas Grossman was appointed as a director of the Company effective as of January 11, 2008. Mr. Grossman has over nine years of experience in the financial services industry. Mr. Grossman is and has been a Partner and Head of Capital Markets of Chardan Capital, a FINRA member firm which he joined in January, 2004. In addition, Mr. Grossman founded Cornix Management LLC, a multi-strategy hedge fund in December, 2006. From April, 2001 until December, 2003, Mr. Grossman was a Vice-President at Ramius Capital Group, LLC, an international, multi-strategy hedge fund and FINRA member firm, where he also worked as Head Trader. He was a Senior Trader at Windsor Capital Advisors, LLC from June, 2000 until March, 2001 and worked as a trader making markets at Aegis Capital Corp., from February, 1999 until June, 2000. Mr. Grossman received his Bachelor of Arts in Economics from Cornell University in 1997. He has also studied at the London School of Economics and the Leonard N. Stern School of Business at New York University.

Other Management

Tom Lee was appointed as Chief Executive Officer effective as of January 11, 2008 through April 8, 2008 and has since been serving in a non executive capacity as Director of Business Development for the Company. Mr. Lee has twenty years of successful business development and management experience in high-tech industry and extensive hands-on experiences as co-owner and director of business development in the PRC. Mr. Lee has served as Vice President of Business Development of TiVO Great China (TGC) Inc. since 2006. Prior to such time and since 2005, Mr. Lee served as General Manager of Sales and Marketing of DVN Broadband Technologies Inc. Between 1999 and 2003, Mr. Lee was the VP of Asia Sales and Marketing of nSTREAMS Technologies Inc., an international provider of Interactive TV and video server based technologies. Prior to this time and since 1995, he became the Director of Business Development of Silicon Graphics Inc., Asia-Pacific, a company which provides high-performance server and storage solutions. Mr Lee was employed in various capacities for Silicon Graphics, Inc. Mr. Lee served as the VP of Sales from 1987 to 1988 for Apollo Computer Corporation in Taiwan. From 1985 to 1986, Mr. Lee served as Director of Sales for the Minicomputer System Division of Systex Corp in Taiwan. Before that, he was the Sales Manager of Oversea Computer Corp in Taiwan since 1981. Mr. Lee received training at SGI senior manager training school from 1995 to 1997. He attended the Stanford University Economic Management program in the summer of 1996. Mr. Lee received his bachelor’s degree in Industry Management from the National Taiwan Industry Technology Institute of Taiwan.

Mark L. Baum, Esq. (our former President and CFO) and James B. Panther, II (our former Secretary) both of which resigned effective as of the completion of the Share Exchange on January 23, 2007. In addition, Mr. Jiang Bing

In addition to the above, Mr. Jiang Bing was appointed as a director on January 23, 2007 in connection with the Share Exchange, however, he has since resigned as of May 18, 2007 due to personal reasons and not as a result of any disagreements with the Company on any matters. Directors serve until the next annual meeting and until their successors are elected and qualified.

Employment Agreement Amendments

Additionally, in connection with the Settlement Agreement and January 2008 Financing in January 2008, Messrs. Yue Pu and Clive Ng have each entered into their Employment Agreement Amendments which delineate the scope of services required from each of them for the Company and its subsidiaries, and permits mutual director and executive affiliations with the Company and Cablecom Holdings. The modifications included reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him. The Employment Agreement Amendments were approved by the board and by the disinterested board members, Messrs. Zale and Grossman and was required as part of the Settlement Agreement.

Additionally, Mr. Ng waived his right to receive all salary compensation owed to him by the Company, through January 11, 2008, previously accrued but unpaid.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

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

Director Independence

While the Company’s securities are not trading on a national securities exchange or NASDAQ, the Company’s Board of Directors has determined that David Zale and James Cassano and Jonas Grossman are independent directors under the rules of the American Stock Exchange Company Guide (the “AMEX Company Guide”), because they do not currently own a significant percentage of Company’s shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide. The Company does not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for the Company. Notwithstanding the foregoing and in addition to the general board approvals obtained, a special board committee comprised of disinterested board members, Messrs. Zale and Grossman, ratified the Employment Agreement Amendments of Clive Ng and Yue Pu and the Settlement Agreement.

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above. Additionally, the board appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008.

Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing.

Effective as of March 13, 2008, the Company appointed Mr. Marc Urbach as President of the Company and its wholly owned subsidiary, China Broadband, Ltd.

Family Relationships

None.

Involvement in Certain Legal Proceedings .

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

Employment Agreement with Marc Urbach

The Company has entered into a formal employment agreement with Mr. Urbach pursuant to which Mr. Urbach has been appointed as President of the Company and its wholly owned Cayman Islands subsidiary, China Broadband, Ltd., pursuant to which the Company has agreed to compensate Mr. Urbach $120,000 per year, for a four year term, with bonuses and increases reviewed annually. See “Employment Agreement with Marc Urbach” below.

Interested Party Transactions

Mr. Jonas Grossman is a co-owner and officer of Chardan Capital which acted as placement agent in connection with the January 2008 Financing, prior to Mr. Grossman’s appointment to the board of directors of the Company. Chardan Capital was compensated the amount of $121,250 (which commission was applied by Chardan Capital to an investment in $121,250 principal amount of Notes and 166,667 Class A Warrants in the January 2008 Financing), $10,000 cash, and 1,131,667 Broker Warrants, each as described more fully under the subsection titled “ Placement Agent Fee to Chardan Capital Markets, LLC” above . Mr. Grossman disclaims beneficial ownership of all but 22.5% of such securities.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. We are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association and therefore we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet. Since we have not established such a committee, we have not identified any member of such a committee as a financial expert.

Advisory Board

We do not currently have an Advisory Board.

Meetings of our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting three times during the 2007 fiscal year and did not hold regular meetings.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2007, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, other than Messrs . Ng, Bing and Pu and Grossman, which have all filed a Form 3 late.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given our recent acquisition, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007 and 2006.

Name & Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)	($)	($)	($)	($)
Clive Ng, Chairman	2007	212,054	(1)
	2006	0
Yue Pu, Vice Chairman	2007	101,786	(2)
	2006
Mark L. Baum, Former President, CFO and Director	2007	0	(3)	0	—	0	0	0	0	0
	2006	0		0	—	0	0	0	0	0
James Panther, II, former Director and Secretary	2007	0	(3)	0	—	0	0	0	0	0
	2006	0		0	—	0	0	0	0	0

(1) Mr. Ng became an executive and director of the Company, simultaneously with the closing of our Share Exchange Agreement on January 23, 2007. Mr. Ng’s salary was accrued in 2007 and not paid in accordance with his employment agreement which provided that such salary would be paid upon a subsequent financing. Pursuant to the Settlement Agreement in January 2008, Mr. Ng discharged and waived all accrued salary owed to him by the Company, and agreed to accrue future salary until a financing.

(2) Mr. Pu became an executive and director of the Company, simultaneously with the closing of our Share Exchange Agreement on January 23, 2007. Mr. Pu’s salary was accrued in 2007 and not paid in accordance with his employment agreement and was to be paid upon a subsequent financing.

(3) Messers. Baum and Panther, our former director and officers, resigned from all positions with the Company simultaneously with the closing of our Share Exchange Agreement on January 23, 2007.

Option Grants and Exercises

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2007.

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

There were no other option grants or exercises by any of the executive officers named in the Summary Compensation Table above during 2007.

2007 Director Compensation

We currently do not compensate our directors.

Employment and Consultant Agreements

There were no employment agreements or consulting agreements entered into in 2005 or 2006. The Company entered into a consulting agreement with Maxim Financial Corporation on January 23, 2007, the provisions of which are described below. Additionally, in connection with the Share Exchange and acquisition of the business acquisition, the Company entered into the employment agreements set forth below with Messrs. Ng and Yue, which were amended on January 11, 2008 in connection with the Settlement Agreement and related financing.

Employment Agreement with Marc Urbach

On March 13, 2008, the Company entered into a formal employment agreement with Mr. Urbach pursuant to which Mr. Urbach has been appointed as President of the Company and its wholly owned Cayman Islands subsidiary, China Broadband, Ltd., pursuant to which the Company has agreed to compensate Mr. Urbach $120,000 per year, for a four year term, with bonuses and increases reviewed annually. In addition, the Company granted Mr. Urbach options to purchase 100,000 shares common stock of the Company, exercisable in four equal annual installments commencing on the date of hire and on each of the first 3 anniversaries thereafter, at an exercise price equal to market value at the time of issuance. The employment agreement also provides for a discretionary bonuses and a vehicle and travel allowance and similar benefits as an executive.

Consulting Agreement with Maxim Financial Corporation

Consulting Agreement and Lease of Office Space in Boulder Colorado

We entered into a year to year lease to rent office space and facilities in Boulder Colorado from Maxim. This lease covers 1,000 square feet of office space and related services, which we primarily use as our United States corporate offices. The monthly lease rate is $2,000 per month. This lease may be terminated for any reason by Maxim Financial Corporation on 30 days notice. Pursuant to our consulting agreement with them, Maxim Financial Corporation has waived its past fees which have accrued to China Broadband Cayman since July of 2006 and all future rental fees through December 31, 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of March 31, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At March 31, 2008, we had 50,255,599 shares of common stock outstanding.

	Amount of		Percent of
	Beneficial		Beneficial
Name of Beneficial Owner	Ownership (1)		Ownership (1)
Clive Ng (2)	26,002,915	(3)	51.9%
Marc Urbach (4)	25,000	(4)	* %
Pu Yue (5)	-0-		—
David Zale (6)	75,000	(6)	*
James Cassano (7)	-0-		—
Jonas Grossman (8)	327,375	(9)	* %
OTHER PERSONS (Non Executives etc.)
Mark L. Baum, Esq. (10)	3,000,000	(10)	5.9%
Oliveira Capital, LLC	2,893,944	(11)	5.8
All directors and executive officers	26,430,290		52.7%

*  Indicates less than 1%.

(1)  Indicates shares and percentages held as of March 31, 2008, based on 50,255,599 shares outstanding, as calculated in accordance with the above formula.

(2) The address of Clive Ng is c/o China Broadband Ltd., 1900 Ninth Street, 3 rd Floor, Boulder, Colorado 80302.

(3) Includes 3,582,753 shares held by 88 Holdings, Inc., 3,250,000 held by Beeteebee Nominees and 19,170,162 shares and held by China Broadband Partners, Ltd. Mr. Ng controls and owns 100% beneficial ownership over these entities.

(4) Includes shares issuable upon exercise of options to purchase 25,000 shares which are exercisable within 60 days at $.99 per share, but not options to purchase an additional 75,000 shares at $.99 which are not yet exercisable. All of the options were issued under the Plan.

(5) The address of Pu Yue is Apartment 2001, Bld. 2 , No. 1 Xiangheyman Road, Dongcheng District, Beijing, China 100028.

(6) The address for Mr. Zale is 825 Third Avenue, Suite 244, New York, New York 10022. Share amounts include 50,000 shares of common stock and 25,000 Investor Warrants to purchase common stock at $2.00 acquired in our January 2007 private offering.

(7) The address for Mr. Cassano is 117 Graham Way, Devon, Pennsylvania, 19333.

(8)  The address for Mr. Jonas Grossman is 17 State Street, Suite 1600, New York, New York 10004.

(9) Mr. Grossman is an officer and part owner of Chardan Capital Markets, LLC (“Chardan Capital”), which received Broker Warrants in connection with its services as placement agent in connection with our January 2008 Financing of Notes and Class A Warrants and which also invested its fee into Notes and Class A Warrants. Mr. Grossman has shared voting and dispositive control over securities owned by Chardan Capital but not over securities owned by other principals of Chardan Capital. Chardan Capital or its principals own in aggregate (i) $121,250 principal amount of Note, convertible into an aggregate of 161,667 shares, of which, Mr. Grossman disclaims beneficial ownership of $93,969 of principal amount of Note and 125,292 shares issuable upon conversion thereof, (ii) 1,131,666 shares underlying Broker’s Warrants, of which, Mr. Grossman disclaims beneficial ownership of 877,041 shares issuable upon exercise thereof and, (iii) 161,667 shares of Class A Warrants, of which Mr. Grossman disclaims beneficial ownership of 125,292 shares issuable upon exercise thereof.

(10)  Indicates shares held by BCGU, LLC which is owned and controlled by Mr. Baum and partly owned by Mr. Panther, our former directors and executive officers, before the closing of the Share Exchange. The address of Mark Baum is c/o 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011. Share amounts include warrants to purchase 500,000 shares exercisable at $.60 per share issued at the closing of the November 2006 offering, all of which are exercisable within 60 days of the date of the first closing of the offering.

(11) Indicates shares acquired from China Broadband Partners, Ltd., an entity controlled by Clive Ng, in accordance with the terms of our January 2008 Financing.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Settlement Agreement with Management

In January of 2008, and to avoid potential disputes with management, we entered into a Settlement Agreement with Mr. Clive Ng and Pu Yue and amended their employment agreements. These agreements were ratified by our entire board and by a special independent committee comprised of Mr. David Zale and Mr. Jonas Grossman after their appointment. Additional specific information relating to this Settlement Agreement and the related employment agreements are provided in the “Recent Developments” section of “Item 1. Description of Business.” above, and in the “Risk Factors” and other sections above and “Conflicts of Interest” in this section below, the provisions of which are incorporated by reference herein.

Share Exchange Agreement with Broadband Shareholders

In October of 2006 we entered into a letter of intent to acquire all of the shares of China Broadband Cayman. Prior to such time none of the Broadband Shareholders, as principals of China Broadband Cayman, had any affiliation with the Company.

Pursuant to the foregoing agreement, we have acquired China Broadband Cayman pursuant to the Share Exchange January 23, 2007 in exchange for assumption by us of $325,000 7% Convertible Promissory Notes which were convertible to 2.6% of the outstanding common stock of the Company (currently estimated at 1,300,0000, based on 50,000,000 shares outstanding), the issuance of 3,582,753 shares of common stock to 88 Holdings, Inc., and 31,000,000 shares of common stock to China Broadband Partners, both of which are entities owned or controlled by Mr. Clive Ng, 1,900,000 shares of common stock to Stephen P. Cherner and 1,382,753 shares of common stock to MVR Investment, LLC. In addition, 2,000,000 shares were to be issued pursuant to the Share Exchange Agreement pro rata to said shareholders, subject to cancellation on a share by share basis to the extent that greater than 6,000,000 shares were sold in our private offering. As a result of the Company closing on the maximum offering amount of 8,000,000 shares, none of these shares will be issued. Additionally and pursuant to a separate transaction, Maxim Financial has also acquired 300,000 shares of common stock from an entity owned by our director and shareholder prior to the Share Exchange, Mark L. Baum.

Our acquisition of China Broadband Cayman was negotiated on an arms length basis between the principals of China Broadband Cayman and our former principal officer and director, Mr. Baum. There was no relationship between the parties prior to such transaction. Additional specific details relating to these transactions is provided in the “Item 1. Description of Business.” and “Management Discussion and Plan of Operations” sections above.

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

We have also entered into a consulting agreement with Maxim effective as of January 24 th , 2007, pursuant to which, among other things:

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

Conflicts Relating to Officers and Directors

A controlling majority of our shares are owned directly or indirectly by Clive Ng, our Chairman and President. As such, Mr. Ng will have the ability to control our business decisions and appointment or removal of all officers and directors. We have entered into a Settlement Agreement with Mr. Ng and Mr. Pu are certain of their affiliate entities, the provisions of which can be found under the “Recent Developments” subsection of “Item 1. Description of Business” above and in our “Item 11. Management Discussion and Analysis and Plan of Options” above.

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

Our Subsidiaries .

As of January 23, 2007, our only subsidiary is China Broadband, Ltd, a Cayman Islands company. China Broadband, Ltd., in turn, owns and operates our PRC based operating company and its subsidiaries. A complete organizational chart of the Corporation and its divisions can be found above under the “Chinese Holding Company Structure” subsection of “Item 1. Description of Business,” above.

Item 13. Exhibits.

Exhibit	Description
2.1
Share Exchange Agreement dated as of January 23, 2007 by and among the Company, China Broadband, Ltd. and its shareholders. Incorporated by reference from Exhibit 2.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 Annual Report”)).

3.1	Articles of Incorporation filed as an exhibit to our Current Report on Form 8-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on September 18, 2006 and incorporated herein by reference.

3.3
Articles of Amendment to Articles of Incorporation changing name to “China Broadband, Inc.” as filed with the State of Nevada as of May 4, 2007. (Incorporated by reference from our Definitive Information Statement on Schedule 14C filed with the Commission on April 12, 2007).

3.4	Bylaws filed as an exhibit to Amendment No. 2 to our Registration Statement on Form 10 filed with the SEC on April 6, 1992.

4.1
 Subscription Agreement, dated as of January 11, 2008, between China Broadband, Inc., and various subscribers, with respect to private issuance of aggregate of $4,971,250 principal amount of 5% Convertible Promissory Notes and 6,628,333 Class A Warrants. (Incorporated by reference from Current Report on Form 8-K, dated January 11, 2008)

4.2
Form of 5% Convertible Promissory Note issued to investors, convertible at $.75 per share and payable on January 11, 2013. (Incorporated by reference from Current Report on Form 8-K, dated January 11, 2008)

4.3
Form of 5% Convertible Promissory Note issued to investors, convertible at $.75 per share and payable on January 11, 2013. (Incorporated by reference from Current Report on Form 8-K, dated January 11, 2008)

10.1
Form of Subscription Agreement by and among the Company and the investors named on the signature pages thereto. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.2
Form of Registration Rights Agreement dated as of January 23, 2007, as amended, by and among the Company and the investors named on the signature pages thereto. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.3
Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.4
Form of Warrant dated as of January 23, 2007, exercisable at $2.00 per share, issued by the Company to investors. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.5
Form of Consulting Warrant issued to issued by the Company to Maxim Financial Corporation, exercisable at $.60 per share. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.6
Cooperation Agreement dated as of December 26, 2006 by and between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.7	Employment Agreement dated as of January 24, 2007 by and between the Company and Clive Ng. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.8	Employment Agreement dated as of January 24, 2007 by and between the Company and Jiang Bing. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.9	Employment Agreement dated as of January 24, 2007 by and between the Company and Yue Pu. (Incorporated by regerence from the Corporation’s Current Report on Form 8-K, dated January 23, 2007).

10.10
Form of Common Stock Purchase Warrant exercisable at $0.60 issued by the Company to BCGU, LLC in connection with Share Exchange, incorporated from the Corporation’s Current.* (Incorporated by reference from the Corporation’s 2006 Annual Report).

10.11
Consulting Assessment, between the Company and Maxim Financial Corporation, dated January 24, 2007. (Incorporated by reference from the Corporation’s Current Report on Form 8-k/A dated January 23, 2007, as filed June 4, 2007).

10.12	Exclusive Service Agreement dated December 2006. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated April 1, 2007).

10.13
Settlement Agreement dated January 11, 2008, by and among China Broadband, Inc., China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.14	Employment Agreement Amendment, dated Janaury 11, 2008, amending employment agreement of Clive Ng. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.15	Employment Agreement Amendment, dated Janaury 11, 2008, amending employment agreement of Yue Pu. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.16	Funds Escrow Agreement by and among the Company, Grushko and Mittman, P.C., and investors. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.17
Form of Class A Warrants issued to investors, exercisable at $.60 per share and expiring on June 11, 2013. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.18
Broker Warrant issued to Chardan Capital Markets, LLC, to purchase 1,131,667 shares of Common Stock, at an exercise price of $.50 per share, expiring on June 11, 2013. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.19
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated March 7, 2008)

10.20	Employment Agreement, dated as of March 13, 2008, between China Broadband, Inc. and Marc Urbach. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated March 7, 2008)

31.1	Certification by Chief Executive Officer and Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer and Principal Accountant Officer/Principal Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer and Principal Accountant Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	China Broadband, Inc. 2008 Stock Incentive Plan. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated March 7, 2008)

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected UHY, LLP as our auditors for the year ended December 31, 2007.

Audit Fees

UHY, LLP Certified Public Accountants, billed us $165,000 in fees for our annual audit for the year ended December 31, 2007. Change G Park, our previous auditors billed $6,000.00 for audit fee.

Audit-Related Fees

We did not pay any fees to UHY, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2007 and December 31, 2006.

Tax and All Other Fees

We did not pay any fees to UHY, LLP Certified Public Accountants, for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2007 and December 31, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by UHY, LLP Certified Public Accountants and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended on UHY, LLP Certified Public Accountants, engagement to audit those financial statements were attributed to work by persons other than UHY, LLP Certified Public Accountants, full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on April 14, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Marc Urbach	President (Principal Executive Officer)	April 14, 2008
Marc Urbach

/s/ Yue Pu	Vice Chairman of China Broadband, Ltd.	April 14, 2008
Yue Pu	and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer and Director

/s/ Clive Ng	Chairman, Director	April 14, 2008
Clive Ng

	Director	April 14, 2008
James Cassano

/s/ David Zale	Director	April 14, 2008
David Zale

/s/ Jonas Grossman	Director	April 14, 2008
Jonas Grossman

CHINA BROADBAND, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2007 and 2006	F-2

Statements of Operations for the years ended December 31, 2007 and 2006	F-3

Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006	F-4

Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6-F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Broadband, Inc.

We have audited the accompanying consolidated balance sheets of China Broadband, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Broadband, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, in 2007 the Company suffered a significant net loss, generated negative cash flows from operations and is dependent upon obtaining additional financing to meet its obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
UHY LLP

April 14, 2008 Albany, NY

CHINA BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash	$472,670	$103,170
Accounts receivable	136,655	-
Inventory	642,313	-
Prepaid expenses	14,781	-
Other current assets	73,947	-

Total current assets	1,340,366	103,170

Property and equipment, net	10,333,105	-
Intangible asset and other	670,478	103,652

Total assets	$12,343,949	$206,822

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$835,257	$-
Accrued expenses	554,073	6,762
Convertible notes payable	-	325,000
Payable to Jinan Parent	3,308,443	-
Other current liabilities	25,905	-

Total current liabilities	4,723,678	331,762

Deferred tax liability	124,082	-

Total liabilities	4,847,760	331,762

Minority interest in Jinan Broadband	4,960,601	-

Common shares to be issued	410,053	-

Commitments and contingencies

Shareholders' equity:
Preferred stock $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized,
50,048,000 and 534,494 issued and outstanding	50,048	535
Additional paid-in capital	10,485,874	6,705,918
Accumulated deficit	(8,808,146)	(6,831,393)
Accumulated other comprehensive income	397,759	-

Total shareholders' equity	2,125,535	(124,940)

Total liabilities and shareholders' equity	$12,343,949	$206,822

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$3,004,092	$-

Cost of revenue	1,657,979	-

Gross profit	1,346,113	-

Selling, general and administrative expenses	980,505	116,073
Professional Fees	628,490	52,105
Depreciation	1,718,307	-

Loss from operations	(1,981,189)	(168,178)

Interest and other income (expense), net	(404,555)	(6,762)

Loss before minority interest	(2,385,744)	(174,940)

Minority interest loss in Jinan Broadband	358,923	-

Loss before income taxes	(2,026,821)	(174,940)

Income tax benefit	(50,068)	-

Net loss	$(1,976,753)	$(174,940)

Net loss per share:
Basic	$(0.04)	$(0.30)
Diluted	$(0.04)	$(0.30)

Weighted average shares outstanding
Basic	46,504,812	584,494
Diluted	46,504,812	584,494

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 Years Ended December 31, 2007 and 2006

			Additional		Other
	Common	Par	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Income (loss)	Income (loss)	Total
Balance December 31, 2005	534,494	$535	$6,705,918	$(6,706,453)	$-	$-	$-

Subsidiary shares issued for services				50,000			50,000

Net loss				(174,940)			(174,940)

Balance December 31, 2006	534,494	535	6,705,918	(6,831,393)	-	-	(124,940)

Shares issued for services	2,300,000	2,300	26,321				28,621

Shares issued for share exchange	37,865,506	37,865	(37,865)				-

Shares issued upon conversion of Convertible Promissory Notes	1,348,000	1,348	227,200				228,548

Shares issued in private placement offering	8,000,000	8,000	3,992,000				4,000,000

Debt issuance cost associated with private placement offering and conversion of Convertible Promissory Notes			(427,700)				(427,700)

Net loss				(1,976,753)		(1,976,753)	(1,976,753)

Translation adjustment					397,759	397,759	397,759

Comprehensive loss						$(1,578,994)

Balance December 31, 2007	50,048,000	$50,048	$10,485,874	$(8,808,146)	$397,759		$2,125,535

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(1,976,753)	$(174,940)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock compensation expense	438,674	50,000
Depreciation and amortization	1,744,430	-
Deferred income tax (benefit)	(50,068)	-
Change in assets and liabilities, net of
effects of Jinan Broadband acquisition:
Accounts receivable	442,640	-
Inventory	667,357	-
Prepaid expenses and other assets	(88,728)	-
Accounts payable and accrued expenses	247,454	6,763

Net cash provided by (used in) operating activities	1,425,066	(118,177)

Cash flows from investing activities:
Acquisition of property and equipment	(2,443,055)	-
Net cash used in investing activities	(2,443,055)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	325,000
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private
placement and convertible notes	(420,500)	-
Payable to Jinan Parent	(2,228,203)	(103,653)
Net cash provided by financing activities	1,351,297	221,347

Effect of exchange rates changes on cash	36,252	-

Net increase in cash	369,500	103,170
Cash at beginning of period	103,170	-

Cash at end of period	$472,670	$103,170

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-
Ordinary shares issued in exchange for formation
costs by founding shareholders	$-	$50,000

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$1,164,936	$-
Consideration paid:
Cash paid	$5,772,125	$-
Minority interest	$5,319,524	$-

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization, Description of Business and Basis of Presentation

General

China Broadband, Inc., a Nevada corporation, was formed on October 22, 2004 pursuant to a reorganization of a California entity formed in 1988. We acquired China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) which had existing PRC based operations in the cable broadband internet business on January 23, 2007, and effective May 24, 2007 changed our name from Alpha Nutra, Inc. to China Broadband, Inc.

We own and operate, through our indirect subsidiary in the PRC, a cable broadband business based in the Jinan region of China. In early 2008, we executed definitive agreements to acquire and have tendered our initial required payments for, a newspaper and periodical television programming guide business in the Shandong region of China (See Note 11).

The Company was organized in 1988 under the name “TJB Enterprises, Inc.” as a blind pool/blank check company formed for the purpose of seeking a merger with a private operating company. We operated various businesses and underwent various reorganizations and bankruptcy from inception through June of 2005. From July 1, 2005 we operated as a blank check company under the name Alpha Nutra, Inc. in search of a business acquisition.

Share Exchange

Acquisition of China Broadband Cayman

On January 23, 2007, pursuant to the terms of the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares of common stock, appointed new management and assumed the obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible into 1,300,000 shares of our common stock, as well as other related obligations. At the time of this transaction, China Broadband Cayman was a party to a Cooperation Agreement to acquire our existing business, a Jinan based cable internet provider. (See “Acquisition of Jinan Broadband” in this section, below)

Simultaneously with the closing of our acquisition of China Broadband Cayman, we consummated a financing of $4,000,000 of Units consisting of an aggregate of 8,000,000 shares of common stock and 4,000,000 warrants to purchase common stock.

Effective as of the closing date of the Share Exchange on January 23, 2007, new members of management were appointed to the Board and as executive officers, and our then existing officers and directors, Mark L. Baum and James B. Panther, II, resigned from all officer and director positions with the Company.
The material terms of the Share Exchange Agreement with China Broadband Cayman and its shareholders are:

•
We acquired all of the shares of China Broadband Cayman from its four shareholders (the “Broadband Shareholders”) in exchange for 37,865,506 shares of our common stock, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock,

•
We funded, with the proceeds of our simultaneous equity offering, the first of two payments of the acquisition of the 51% interest in Jinan Broadband of approximately $2,572,125 including expenses, the second payment of which was made in March 2008,

•
We ssumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid in cash through such date,

•
We assumed certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006,

•
We agreed to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc. As these shares were not registered, we were required to issue 170,855 shares as a penalty to said shareholders and recorded an expense of $410,053 related to this issuance during 2007. These shares are classified as Common shares to be issued on the accompanying Balance Sheet and were issued in March 2008.

•
We issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009 (which has been extended after December 31, 2007),

•
We agreed to a “leak out” agreement with respect to the Exchange Shares and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director and the four Broadband Shareholders, which leak out agreement has since been terminated so as to facilitate our convertible debt financing in January 2008,

•
We issued 3,974,800 warrants exercisable at $.60 per share with an expiration date of March 24, 2009 (which has been extended after December 31, 2007) to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease,

•	We entered into employment agreements with certain new members of management in connection with our operations in China, which employment agreements have since been modified.

Simultaneous Closing of Equity Financing

Simultaneously with the closing of our acquisition of China Broadband Cayman, and as a necessary condition thereto in order to fund our first payment for the acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “Investor Warrants”). This offering was conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the six months ended June 30, 2007 we raised an additional $1,000,000 such that we sold the aggregate maximum of $4,000,000 in this offering consisting of an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. Placement fees and expenses paid during the year ended December 31, 2007 in connection with the offering were approximately $420,500.

We used $2,572,125 of the proceeds of this offering from the first closing to pay the first installment plus expenses of our acquisition of a 51% interest in the China based broadband cable internet business spun off by Jinan Parent. This business acquisition is our only operating business as of December 31, 2007. We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share.

Acquisition of Jinan Broadband

At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement (the “Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “Jinan Broadband.” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We paid $2,550,000 from proceeds of the first closing of our private offering in January 2007 for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective transfer of assets date of April 1, 2007, even though we commenced certain operations of this entity prior to such time. In consideration for this 20 year business and management rights we paid approximately $2,572,000, including expenses, in March 2007 and were required to pay an additional approximate 23 million RMB. This payment was made in March 2008 in the amount of $3.2 million.

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

In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and internet content-based businesses with the payment of service fees to each other. This business is our only operating business since April, 2007.
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

Pursuant to the acquisition agreement, the fair value of Jinan Broadband was determined on the effective date of April 1, 2007 to be approximately $10.9 million (approximately 83.9 million RMB based on exchange rates at the time). Jinan Parent was to contribute its operating assets to Jinan Broadband and we were to contribute our 51% ownership interest of the approximate $10.9 million (83.9 million RMB) equity value or approximately $5.5 million (approximately 42.8 million RMB based on exchange rates at the time). The total value of the net assets contributed by Jinan Parent totaled approximately $10.4 million (79.9 million RMB) resulting in an after-tax long term intangible asset of approximately $0.7 million (4 million RMB based on exchange rates at the time).

As of December 31, 2007, we contributed approximately $2.6 million (19.8 million RMB based on exchange rates at the time) to Jinan Broadband. We were required to make a second payment of approximately $3.2 million (approximately 23 million RMB based on current exchange rates) by January 2008. We made the second and last payment for Jinan Broadband in March of 2008 and incurred no penalty for making this payment in March.

On the effective date Jinan Parent maintained approximately $2.6 million (19.8 million RMB based on exchange rates at the time) contributed by us resulting in a payable of approximately $5.5 million (42.8 million RMB based on exchange rates at the time) due to Jinan Parent. During the year ended December 31, 2007, Jinan Broadband paid approximately $2.8 million (approximately 18.6 million RMB based on exchange rates at the times) to Jinan Parent resulting in a net payable due Jinan Parent of approximately $3.3 million (approximately 24.2 million RMB) as of December 31, 2007.

Basis of Presentation

China Broadband, Inc. and its subsidiaries (“China Broadband, Inc.”, “we,” “us,” or “the Company”) operate in a single segment. The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.

The transactions relating to our acquisition of China Broadband Cayman (and its PRC based subsidiary) has been accounted for as a reverse acquisition of Alpha Nutra, Inc. with China Broadband Cayman as the accounting acquirer, with no adjustment to the historical basis of the assets and liabilities of China Broadband Cayman, and the operations were consolidated as though the transactions occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

2.   Summary of Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the China Broadband, Inc. and its wholly-owned subsidiary, China Broadband Cayman, and its PRC based subsidiary(i.e. our WOFE) which owns Jinan Broadband. All material intercompany transactions and balances are eliminated in consolidation.

b)	Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles in the United States.

c)	Estimates

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

d)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount after deduction of trade discounts, business tax and allowance. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established.

e)	Inventory

Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventory of $642,313 and $0 as of December 31, 2007 and 2006, respectively, consisted of raw material, parts and accessories.

f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives or applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts, any gain or loss thereon is reflected in operations.

Depreciation is provided for on the straight line basis over the estimated useful lives of the respective assets over a period of five years. Depreciation expense amounted to $1,718,307 and $0, during the years ended December 31, 2007 and 2006, respectively.

g)	Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

h)	Intangible Asset

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

On an annual basis, we test goodwill and other indefinite life intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses.
As of December 31, 2007 we had no goodwill and our only intangible asset relates to the fair value of the service agreement from our Jinan Broadband subsidiary acquisition. In accordance with SFAS No. 142, the Company is amortizing this service agreement over the 20 year term of this agreement, resulting in a recorded amortization expense of $26,123 during the year ended December 31, 2007.

The following table outlines the amortization expense for the next five years and thereafter:

2008	$34,830
2009	34,830
2010	34,830
2011	34,830
2012	34,830
Thereafter	496,328

Total	$670,478

i)	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 during the year ended December 31, 2007 did not have a material effect on the Company’s financial position

The Company is subject to a 5% business tax on the business income of our Jinan Broadband subsidiary.

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

j)	Revenue Recognition

Revenue is recorded as services are provided to customers. Provision for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period when related revenues are recorded.

k)	Net Loss Per Share

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

l)	Foreign Currency Translation

The Company’s Jinan Broadband subsidiary located in China uses its local currency (RMB) as its functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. The financial information is translated into U.S. Dollars at prevailing or current rates respectively, except for revenue and expenses which are translated at average current rates during the reporting period.

Exchange gains and losses resulting from accumulated losses are reported as a separate component of stockholders’ equity and are included in Comprehensive Loss. The currency translation adjustment increased equity by $397,759 for the period ended December 31, 2007.

m)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.

The Company generally requires advance payments on the provision of internet services. Other concentrations of credit risk are limited due to the large customer base in Jinan, a sub-provincial city of Shandong province in the People’s Republic of China.

n)	Fair value of Financial Instruments

The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2007 due to the short maturities of such instruments.

o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

3.  Going Concern

The accompanying financial statements are presented on a going concern basis. The Company generated a net loss of $1,976,753 during the year ended December 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings or to seek merger opportunities with other companies. Management has yet to decide what type of offering the Company will use, how much capital the Company will raise or which companies it may seek merger opportunities with. There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with any other company.

4.   Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Furniture, fixtures and electrical appliances	$631,774	$-
Headend facilities and fiber infrastructure	11,479,029	-
	12,110,803	-

Less accumulated depreciation	(1,777,698)	-
	$10,333,105	$-

Depreciation expense amounted to $1,718,307, and $0, for the years ended December 31, 2007 and 2006, respectively.

5.   Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consist of the following:

	2007	2006
Accrued expenses	$253,713	$6,762
Accrued payroll	300,360	-
	$554,073	$6,762

6.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31, 2007 and 2006 amounted to $397,759 and $0, respectively. This amount consisted of the currency translation adjustment from the Renminbi to the US dollar.

7.  Warrants

In connection with the Company’s Share Exchange and capital raising efforts the Company has issued the Investor Warrants to investors and service providers to purchase shares of the Company at a fixed exercise price and for a specified period of time. The following table outlines the Investor Warrants outstanding as of December 31, 2007:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date

Maxim Financial Corporation	3,974,800	$0.60	3/24/2009
WestPark Capital, Inc.	640,000	$0.60	3/24/2009
BCGU LLC	500,000	$0.60	3/24/2009
Other Investors	4,000,000	$2.00	3/24/2009

	9,114,800

On January 11, 2008, as part of the Settlement Agreement described below, the Company agreed to extend the expiration date of all warrants until June 11, 2013, pending receipt of certain releases from these investors.

8.  Income Taxes

The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management is investigating and intends to file appropriate tax returns to bring the Company into compliance. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of pre-exchange transaction net operating loss carryovers that expire in various years through 2025. It is reasonably possible, that in the course of bringing the Company’s U.S. income tax filings up to date, a different net operating loss carryover will be determined. Furthermore, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity. The extent of these limitations has not yet been determined.

During the year ended December 31, 2007 the Company generated an additional U.S. net operating loss carryover of $1,023,487 which expires in 2027. Jinan Broadband has generated a Chinese net operating loss carryover of $732,498 (of which the Company’s 51% share is $373,574) which expires in 2012. The estimation of the income tax effect of any future repatriation of the Company’s 51% share of Jinan Broadband’s profits is not practicable. This is because it may involve additional Chinese taxation the distributions, or sale proceeds, to the extent that they are in excess of the investments made, but with credits for some or all of the Chinese taxes against U.S. taxes, plus the utilization of operating losses of the WFOE. All of the foregoing would be subject to various tax-planning strategies.

China Broadband Ltd. is not subject to Cayman Islands taxation.

The Company has not recognized deferred tax assets relating to the excess of its income tax bases in its non-U.S. subsidiaries over their financial statement carrying value because the Company expects to hold the investments and reinvest future earnings indefinitely. Such excess tax basis is approximately $741,000 at December 31, 2007.

The Company’s income tax benefit for the year ended December 31, 2007 consisted entirely of foreign deferred taxes arising from an operating loss carryforward.

The Company’s deferred tax assets and liabilities at December 31, 2007 consisted of:

2007
Deferred tax assets:

U.S. NOL - pre-stock exchange transaction	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	347,986
Foreign NOL	93,393
Accrued payroll	72,098

Total deferred tax assets	2,793,671

Less: valuation allowance	(2,750,133)

Deferred tax liability - intangible assets	(167,620)

Net deferred tax liability	$(124,082)

The deferred tax valuation allowance increased $2,750,133 during the year ended December 31, 2007. $2,280,194 of this amount was acquired in the stock exchange transaction and the remaining $469,939 by the companies operations.

The Company had no deferred tax assets or liabilities at December 31, 2006.

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

2007

Net loss before income taxes	$(2,026,821)

Expected income tax benefit at 34%	(689,118)

Nondeductible expenses	43,662
Rate-differential on foreign income invested indefintiely	110,848
WFOE NOL not recognized for indefinite reversal	14,601
Increase in valuation allowance	469,939

Income tax benefit recognized	$(50,068)

9.  Commitments and Contingencies

Leases

The Company pays approximately $55,000 (400,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis.

The company utilizes approximately 1,000 square feet of space from Maxim Financial Corporation for its corporate headquarters for a monthly rental fee of $2,000. Maxim Financial Corporation provided consulting services to the Company during the years ended December 31, 2007 and 2006 and has agreed to discharge all rental costs under the terms of its consulting agreement with the Company through December 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008.

Litigation

The Company is not a party to any legal proceedings.

10.  Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not have an outstanding noncontrolling interest in one or more subsidiaries and therefore, SFAS 160 is not applicable to the Company at this time.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

11.  Subsequent Events

Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”).

Simultaneously, the Company consummated a private convertible note and warrant financing with gross proceeds of $4,850,000 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors and a new Chief Executive Officer to the Company. The following is a summary only of the material terms of the Settlement Agreement, Employment Agreement Amendments and the January 2008 Financing related agreements (including the note purchase agreement, the form of Notes and form of warrants) which were filed as exhibits to our Current Report on Form 8-K dated January 11, 2008, the provisions of which are incorporated by reference herein.

Settlement Agreement

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and resolving all disputes with management and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng for his activities in forming China Cablecom and its entry into a Proposed Merger (as defined below) with a subsidiary of Jaguar (as defined below) as violative of his employment agreement with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Pu. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng has agreed to transfer, not later than three business days after the closing of the proposed merger of a subsidiary of Cablecom Holdings, as successor to Jaguar Acquisition Corporation, a Delaware corporation (“Jaguar”) in its proposed redomestication merger , with and into China Cablecom, Ltd., a private limited liability British Virgin Islands company (“China Cablecom”) (the “Proposed Merger”), of 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”), the resulting surviving parent entity after the Proposed Merger. The 390,000 Cablecom Holdings Shares will only be issued in the event of consummation of the Proposed Merger and is to be transferred by Mr. Ng on an “as is basis”, except that such shares have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings under the Proposed Merger terms. The 390,000 Cablecom Holdings Shares will only be issued upon receipt of releases from certain parties listed in the Settlement Agreement;

•
Clive Ng has agreed to (i) transfer an aggregate of 400,000 shares of the Company’s common stock (the “Common Stock”) owned by him, to an unaffiliated escrow agent on behalf of a consultant that was a party to the Settlement Agreement, in accordance with the terms of an escrow agreement which provides, among other things, that such shares will only be released from escrow in the event that releases are obtained from certain parties listed in the Settlement Agreement, and (ii) make a charitable gift of an aggregate of 28,444 shares of Common Stock to a charitable organization selected by Mr. Lev, upon receipt of releases from certain parties listed in the Settlement Agreement;

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company) , requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him;

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company) , requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him;

•
Mr. Ng has agreed to assign, and did assign 7,017,814 shares of Common Stock owned beneficially by him to the investors (other then Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders;

•
Mr. Ng has agreed to transfer to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases and representation letters to be executed by such persons;

•
Chardan Capital, our placement agent in the private financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement;

•
Mr. David Zale and Mr. Jonas Grossman were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board. Additionally, as a condition to Closing of the January 2008 Financing, Mr. James Cassano was appointed to the Board.

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase Common Stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from such Investor Warrant holders. In addition, the Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013.

Additional specific provisions relating to the terms of this Settlement Agreement can be found under the “Settlement Agreement” subsection of “Item 1. Description of Business” above, an in our “Risk Factors” subsection above.

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing, issuance of Shares and Warrants

On January 11, 2008, and simultaneously with the entry into the Settlement Agreement and in continuation with competion of the January 2008 Financing, we entered into and consummated a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

An aggregate of $4,971,250 principal amount of Notes was issued to ten investors including Chardan Capital which applied its 2.5% cash commission towards a subscription for Notes and Class A Warrants. Interest on the Notes compound monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not sooner paid. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share, for or a total of 6,628,333 shares as of the date of issuance. The Notes are granted “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti dilution protections for stock splits, combinations or similar transactions of the Company.

An aggregate of 6,628,333 Class A Warrants, exercisable at $0.60 per share and expiring on June 11, 2013 were issued pursuant to the Subscription Agreement as part of the January 2008 Financing. The Class A Warrants shall be exercisable (with cash or via cashless exercise) commencing one hundred and eighty-one (181) days after the closing date of the January 2008 Financing until 65 months thereafter, June 11, 2013. The Class A Warrants are subject to “full ratchet” anti-dilution protection for the first three years, pursuant to which the exercise price of the Class A Warrants will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.60 per share (or below such other exercise price of the Class A Warrants as is then in effect) to such lower price. Thereafter and until all Class A Warrants are exercised or expire, the Class A Warrants provide only for weighted average anti-dilution price protection adjustment. In addition, the Class A Warrants are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors. Chardan Capital has, pursuant to the terms of their engagement agreement, agreed to apply their cash compensation of $121,250 into an investment in a $121,250 Note and 166,667 Class A Warrants at the same terms as all other investors in the offering. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s Common Stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects.

Assignment By Clive Ng of Shares to Investors

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors, other than Chardan Capital, at a nominal purchase price of $.01 per share.

Release of Lock - Up Agreements

Prior to the assignment of the above shares to the January 2008 Financing investors,The Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”). The Lock-Up Agreement provided, that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders to this Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of Common Stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

Board of Directors and Employment Agreement Amendments

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above. Additionally, the board appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008

Additionally, Messrs. Yue Pu and Clive Ng have each entered into amendments to their employment agreements which delineate the scope of services required from each of them for the Company and its subsidiaries, and permits mutual director and executive affiliations with the Company and Cablecom Holdings. Mr. Ng’s Employment Agreement Amendment also calls for his work requirements to be appropriately reduced to a non-executive position, although he remains as Chairman and director. The Employment Agreement Amendments were approved by the board and by the disinterested board members, Messrs. Zale and Grossman and was required as part of the Settlement Agreement.

Shandong Newspaper Cooperation Agreement

On March 7, 2008, through our indirect WFOE subsidiary in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper"). The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. ("Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper Business and transfer certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, the Cooperation Agreement provides for total initial consideration from of approximately $1.5 million (approximately 10 million RMB based on exchange rates at the time) which shall be contributed to Shandong Media as working and acquisition capital, of which the Company has already paid approximately $300,000 (approximately 2 million RMB) in early March 2008 as a down payment.

In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $757,757 and US $3,000,000 (between 5 million RMB and 20 million RMB, respectively, based on exchange rates at the time) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total maximum purchase price of approximately $4.5 (30 million RMB based on exchange rates at the time).

In the event that audited annual net profits during the first year after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 based on current exchange rates) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then only an additional 5 million RMB (approximately US $757,575 based on current exchange rates).

Description of Shandong Newspaper Business Being Acquired

The Shandong Newspaper Business being acquired from Shandong Newspaper by the Shandong Media joint venture includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, the provision of audio value added communication services. The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities are required, at closing upon completion of all closing conditions, to enter into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which require that the Shandong Newspaper entities shall appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

The closing of the transaction is dependant upon, among other conditions, the obtaining of all necessary PRC government consents, payment of the initial purchase price set forth above, and entry into the Exclusive Advertising Agency Agreement and Exclusive Consulting Service Agreement. The Company expects to close this transaction during the second quarter of 2008.