Form 10-Q
period 2008-03-31
CHINA BROADBAND INC
filed 2008-05-20
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
	Commission file number:	000-19644

CHINA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Ninth Street, 3rd Floor Boulder, Colorado 80302	(303) 449-7733
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15, 2008, the issuer had 50,331,214 shares of Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

CHINA BROADBAND, INC.

March 31, 2008 FORM 10-Q QUARTERLY REPORT

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by China Broadband, Inc. (the “company” ,“we”, “us” or “our”) contains or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the company as well as estimates and assumptions made by its management. When used in the filings, the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the company or its management, identify forward looking statements. Such statements reflect the current view of the company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the company. Such forward-looking statements include statements regarding, among other things:

•
our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jian Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (the “PRC” or “China”),

•	our ability to complete our payments relating to the recent acquisition of Shandong Radio & Broadcasting Newspaper Group in the PRC if its performance goals are met,

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

•
our ability to implement complex operating and revenue sharing arrangements that will enable us to consolidate our financial statements with our partially owned PRC based business or joint ventures, and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•	our ability to enter into agreements with and to consummate acquisitions of businesses in the PRC in the Shandong region and elsewhere,

•	socio-economic changes in the regions in the PRC that affect consumer internet subscriptions,

•	the ability of the PRC government to terminate or elect to not renew any of our licenses for various reasons or to nationalize our industry, and

•	our anticipated needs for working capital.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$4,716,852	$472,670
Accounts receivable	98,620	136,655
Inventory	697,185	642,313
Prepaid expenses	14,531	14,781
Other current assets	32,161	73,947

Total current assets	5,559,349	1,340,366

Property and equipment, net	10,370,754	10,333,105
Intangible asset	661,770	670,478
Other assets	740,736	-

Total assets	$17,332,609	$12,343,949

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$691,340	$835,257
Accrued expenses	743,175	554,073
Payable to Jinan Parent	3,455,811	3,308,443
Other current liabilities	117,550	25,905

Total current liabilities	5,007,876	4,723,678

Convertible notes payable	4,488,700	-
Deferred tax liability	121,905	124,082

Total liabilities	9,618,481	4,847,760

Minority interest in Jinan Broadband	4,817,832	4,960,601

Common shares to be issued	-	410,053

Commitments and contingencies

Shareholders’ equity:
Preferred stock $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized,
50,255,599 and 50,048,000 issued and outstanding	50,256	50,048
Additional paid-in capital	11,661,754	10,485,874
Accumulated deficit	(9,405,771)	(8,808,146)
Accumulated other comprehensive income	590,057	397,759

Total shareholders’ equity	2,896,296	2,125,535

Total liabilities and shareholders’ equity	$17,332,609	$12,343,949

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenue	$1,054,885	$-

Cost of revenue	352,198	-

Gross profit	702,687	-

Selling, general and administrative expenses	529,657	164,704
Professional Fees	137,253	140,000
Depreciation	701,895	-

Loss from operations	(666,118)	(304,704)

Interest and other expense, net	(75,077)	(4,227)

Loss before minority interest	(741,195)	(308,931)

Minority interest loss in Jinan Broadband	142,768	-

Loss before income taxes	(598,427)	(308,931)

Income tax benefit	(802)	-

Net loss	$(597,625)	$(308,931)

Net loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	50,073,094	36,036,293
Diluted	50,073,094	36,036,293

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(597,625)	$(308,931)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock compensation expense	34,539	50,748
Depreciation and amortization	710,603	-
Deferred income tax	(2,177)	-
Change in assets and liabilities
Accounts receivable	38,035	-
Inventory	(54,872)	-
Prepaid expenses and other assets	42,036	(27,570)
Accounts payable and accrued expenses	45,185	45,012
Other	(17,164)	-
Net cash provided by (used in) operating activities	198,560	(240,741)

Cash flows from investing activities:
Investment in Jinan Broadband	-	(2,550,000)
Investment in Shandong Newspaper Joint Venture	(300,000)	-
Acquisition of property and equipment	(739,544)	(125)
Net cash used in investing activities	(1,039,544)	(2,550,125)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	4,850,000	-
Proceeds from private placement offering	-	3,555,000
Issuance costs associated with private
placement and convertible notes	(104,500)	(345,414)
Payable to Jinan Parent	339,666	-
Net cash provided by financing activities	5,085,166	3,209,586

Effect of exchange rates changes on cash	-	5,341

Net increase in cash	4,244,182	424,061
Cash at beginning of period	472,670	103,170

Cash at end of period	$4,716,852	$527,231

Supplemental Cash Flow Information:
Cash paid for interest	$-	$10,490
Notes payable converted to common stock	$-	$325,000
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$422,178	-

Debt issuance costs converted into convertible notes	$121,250	-
Value assigned to warrants issued to broker in lieu of cash for debt issuance costs	$226,835	-

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

China Broadband, Inc., a Nevada corporation and its subsidiaries (“China Broadband”, “we,” “us,” or “the Company”) owns and operates, through its indirect subsidiary in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of May 1, 2008 (after the end of the quarter covered by this report), a television programming guide publication business joint venture in the Shandong Province of China (see Note 3 below). Through March 31, 2008, the principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-KSB. In the opinion of management, this financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.  Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”), pursuant to which the parties released certain potential claims against one another, as more fully set forth in this Note 2 below. As of March 31, 2008, certain events contemplated under the Settlement Agreement had not yet occurred and therefore the Company did not recognize any gain or loss during the three months ended March 31, 2008 related to this contingency. All events and conditions subsequent contemplated under the Settlement Agreement were thereafter satisfied in May 2008 and the Company expects to recognize a gain during the second quarter of 2008 from the Settlement Agreement and related transactions.

Simultaneously, the Company consummated a private convertible note and warrant financing with gross proceeds of $4,850,000 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors to the Company. The following is a summary only of the material terms of the Settlement Agreement, Employment Agreement Amendments and the January 2008 Financing related agreements (including the note purchase agreement, the form of notes and form of warrants) which were filed as exhibits to our Current Report on Form 8-K dated January 11, 2008.

Settlement Agreement

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger with a subsidiary of Jaguar as being violative of their employment agreements with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng, our Chairman and Mr. Yue Pu our Vice Chairman. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng agreed to transfer (and has since transferred), 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”) upon completion of the redomestication merger of Jaguar with Cablecom Holdings, the resulting surviving parent entity after the merger. The issuance of the 390,000 Cablecom Holdings Shares were conditioned upon, among other things, the consummation of the foregoing described merger and were to be transferred by Mr. Ng on an “as is basis”, except that such shares would have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings. The 390,000 Cablecom Holdings Shares were transferred by Mr. Ng to the Company in April 2008 upon satisfaction of certain conditions in the Settlement Agreement, including, receipt of releases from certain parties listed therein and the shares have been registered for re-sale by Cablecom Holdings, subject to a lock up agreement.

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor. In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him through January 11, 2008.

•
Mr. Ng assigned 7,017,814 shares of Common Stock owned beneficially by him to the investors (other than Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders.

•
Mr. Ng has transferred to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases from such persons.

•
Chardan Capital, our placement agent for the January 2008 Financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement.

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board.

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase Common Stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from holders of the Investor Warrants. All releases were obtained as of May 2, 2008, resulting in the modification of all of the Investor Warrants.

•
The Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, respectively, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013.

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing, issuance of Shares and Warrants; January 2008 Financing

On January 11, 2008, simultaneously with the entry into the Settlement Agreement, we entered into and consummated a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) in the January 2008 Financing with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

The gross proceeds of the January 2008 Financing were $4,850,000. Chardan Capital applied its 2.5% cash commission ($121,250) towards a subscription for Notes and Class A Warrants resulting in the issuance of an aggregate of $4,971,250 principal amount of Notes to ten investors including Chardan Capital. Interest on the Notes compound monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not paid earlier. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share, for a total of 6,628,333 shares as of the date of issuance. The Notes have “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

During the three months ended March 31, 2008 the Company incurred $56,000 in interest expense related to these Notes which is included in accrued expenses in the consolidated balance sheet. With the consent of the Note holders, in May 2008 the Company issued an aggregate of 75,614 shares to the Note holders, at a presumed value of $.75 per share as set forth in the Subscription Agreement.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors, which fee has, pursuant to the terms of their engagement agreement, been applied their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s Common Stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company is recognizing the presumed value of the Broker Warrants of $226,835 as debt issuance costs and is expensing the value over the five year life of the Convertible Notes.

Assignment By Clive Ng of Shares to Investors

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng, our Chairman and Majority Shareholder, assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors (other than Chardan Capital), at a nominal purchase price of $.01 per share.

Release of Lock - Up Agreements

Prior to the assignment of the above shares to the January 2008 Financing investors, the Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”). The Lock-Up Agreement provided, that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders to this Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of Common Stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

Appointment of Additional Members to Board of Directors

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital.

3. Shandong Newspaper Cooperation Agreement

On March 7, 2008, through our indirect WFOE subsidiary in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper"). The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. ("Shandong Media") that would acquire and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper Business and transfer certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, the Cooperation Agreement provided for total initial consideration from of approximately $1.4 million (based on prevailing exchange rates at the time for 10 million RMB) which would be contributed to Shandong Media as working and acquisition capital, of which the Company paid approximately $300,000 (approximately 2 million RMB) in early March 2008 as a down payment which is included in “Other Assets” in the consolidated balance sheet, as well as $1,100,000 paid in April 2008.

In addition to the initial purchase price of $1.4 million, the Shandong Newspaper Cooperation Agreement provides for additional consideration of between 5 million RMB and 20 million RMB (approximately $757,757 and $3,000,000 based on current exchange rates), to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a purchase price of between $2.2 Million and $4.5 based on current exchange rates.

Specifically, in the event that audited annual net profits during the first year after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 presuming current exchange rates are in effect at such time) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then we will be required to contribute only an additional 5 million RMB (approximately US $757,575 presuming current exchange rates are in effect at such time).

Additional Terms of Shandong Newspaper Cooperation Agreement

The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities entered into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which require that the Shandong Newspaper entities shall appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

The Company closed this transaction during the second quarter of 2008 and the results of the Shandong Newspaper Business will be consolidated with the Company’s consolidated financial statements as of May 1, 2008.

4.   Convertible Notes

On January 11, 2008, as described in Note 2 above, the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. During the quarter ended March 31, 2008 the Company incurred $56,000 in interest expense related to these Notes which is included in accrued expenses in the consolidated balance sheet. In May 2008 the Company issued, with the consent of the Note holders, 75,614 shares to the Note holders in lieu of the foregoing interest payment for the period ended March 31, 2008, based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents. No assurance can be made that these holders will be willing to accept stock in lieu of cash for future payments.

5.   Net Loss Per Share

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

6.  Accumulated Other Comprehensive Income

Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$(597,625)	$(308,931)
Other comprehensive income:
Currency translation adjustment	192,298	5,342

Comprehensive loss	$(405,327)	$(303,589)

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to the currency translation adjustment from the Renminbi to the US dollar. For the three months ended March 31, 2008 and the year ended December 31, 2007, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2007	$397,759
Change for the three months ended March 31, 2008, net of taxes	192,298

BALANCE, March 31, 2008	$590,057

7.   Accounting for Stock Based Compensation

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R) and recorded a charge of $18,698 during the three month period ended March 31, 2008 in connection with the issuance of stock options to employees.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes model incorporates the following assumptions:

•	Expected volatility - the Company estimates the volatility of common stock at the date of grant using historical volatility.

•	Expected term - the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option and historical experience.

•	Risk-free interest rate - the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•
Dividends - the Company uses an expected dividend yield of zero. The Company intends to retain any earnings to fund future operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The following table outlines the variables used in the Black-Scholes option-pricing model.
2008

Risk free interest rate	3.53%
Volatility	188.76%
Dividend yield	-%
Expected option life	4 years

As of March 31, 2008, the Company had total unrecognized compensation expense related to options granted to employees of $24,648, which will be recognized over a remaining average period of 3.92 years.

8.  Stock Option Plan

Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. 100,000 options have been issued under the plan.

A summary of option activity under the Plan as of March 31, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	-	$-	-
Options granted	100,000	1.00	4
Options exercised	-	-	-
Options terminated and expired	-	-	-
Options outstanding at March 31, 2008	100,000	$1.00	4

Options exercisable at March 31, 2008	25,000	$1.00	4

9.  Warrants

In connection with the Company’s Share Exchange and capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants described in Note 1 above, the Company has issued warrants to investors and service providers to purchase shares of the Company at a fixed exercise price and for a specified period of time. The following table outlines the warrants outstanding as of March 31, 2008:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date

Maxim Financial Corporation	3,974,800	$0.60	1/11/2013
WestPark Capital, Inc.	640,000	$0.60	1/11/2013
BCGU LLC	500,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
Chardan Capital Broker Warrants	1,131,667	$0.50	6/11/2013
Other Warrants	67,500	$0.60	3/13/2013

	16,942,300

On January 11, 2008, as part of the Settlement Agreement described above, the Company agreed to extend the expiration date of the Maxim Financial Corporation, WestPark Capital, BCGU and the 2007 Private Placement Investor warrants issued in 2007 until January 11, 2013. As of March 31, 2008, all obligations under the Settlement Agreement were not completed and therefore the Company did not recognize any gain or loss during the three months ended March 31, 2008 related to the warrant extensions granted as part of the Settlement Agreement.

On January 11, 2008 the Company issued warrants in connection with the January 2008 Financing of Notes and Class A Warrants to ten accredited investors and Chardan Capital as broker. The Company recorded the value of the Class A Warrants of $504,661 as a discount to the Notes issued therewith and is amortizing this discount over the five year life of the Notes.

On January 11, 2008 the Company issued Broker Warrants expiring June 11, 2013 (see Note 1 above) in connection with the January 2008 Financing of Notes and Class A Warrants to Chardan Capital as broker. The Company is recognizing the value of the Broker Warrants of $226,835 as debt issuance costs and in expensing the value over the five year life of the Convertible Notes.

Pursuant to an agreement entered into in April 2007, the Company also issued warrants to a consultant for services provided on March 13, 2008, exercisable at $.60 per share. The Company incurred an expense of $14,198 during the three months ended March 31, 2008 related to the issuance of these warrants and had total unrecognized compensation expense related to these warrants of $7,099, which will be recognized in April 2009.

10.   Intangible Asset

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

As of March 31, 2008 we had no goodwill and our only intangible asset relates to the excess purchase price associated with the service agreement resulting from our Jinan Broadband subsidiary acquisition. In accordance with SFAS No. 142, the Company is amortizing this service agreement over the 20 year term of this agreement, resulting in a recorded amortization expense of $8,708 during the three months ended March 31, 2008.

11.  Income Taxes

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

12.  Going Concern

The accompanying financial statements are presented on a going concern basis. The Company generated a net loss of approximately $597,625 and $1,977,000 during the three months ended March 31, 2008 and year ended December 31, 2007, respectively. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” in the beginning of this report and the “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our Current Reports on Form 8-K filed with the SEC, each as amended. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our Current Reports on Form 8-K, all of which should be read together.

Background

We own and operate, through our indirect subsidiary in the People’s Republic of China (“PRC”), a cable broadband business based in the Jinan region of China and, effective May 1, 2008, acquired a television programming guide publication business joint venture in the Shandong Province of China (see below and Note 1 to Financial Statements above). Our principal activity is to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. We operate in a single segment.

Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”). As of March 31, 2008, all obligations under the Settlement Agreement were not completed and therefore the Company did not recognize any gain or loss during the three months ended March 31, 2008 related to this Settlement Agreement. All obligations under the Settlement Agreement were completed in May 2008 and the Company expects to recognize a gain during the second quarter of 2008.

Simultaneously, the Company consummated a private convertible note and warrant financing with gross proceeds of $4,971,250 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors to the Company. The following is a summary only of the material terms of the Settlement Agreement, Employment Agreement Amendments and the January 2008 Financing related agreements (including the note purchase agreement, the form of Notes and form of warrants) which were filed as exhibits to our Current Report on Form 8-K dated January 11, 2008.

Settlement Agreement

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and resolving all disputes with management and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng, our Chairman, for his activities in forming China Cablecom and its entry into a merger with a subsidiary of Jaguar as violative of his employment agreement with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Yue Pu. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng has agreed to transfer (and has since transferred), after the closing of the merger of a subsidiary of Cablecom Holdings, as successor to Jaguar in its redomestication merger, with and into China Cablecom, Ltd., a private limited liability British Virgin Islands company (“China Cablecom”), 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”), the resulting surviving parent entity after the merger. The 390,000 Cablecom Holdings Shares were to only be issued in the event of consummation of the merger (which has since occurred in April 2008) and were to be transferred by Mr. Ng on an “as is basis”, except that such shares have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings under the merger terms. The 390,000 Cablecom Holdings Shares were issued to the Company in April 2008 after completion of the merger and upon receipt of releases from certain parties listed in the Settlement Agreement and the Company has entered into a lock-up agreement described below;

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

•
Mr. Ng assigned 7,017,814 shares of Common Stock owned beneficially by him to the investors (other then Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders;

•
Mr. Ng has agreed to transfer and did transfer to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases;

•
Chardan Capital, our placement agent in the private January 2008 Financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement;

•
Mr. David Zale and Mr. Jonas Grossman were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board. Additionally, as a condition to Closing of the January 2008 Financing, Mr. James Cassano was appointed to the Board;

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase Common Stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from such Investor Warrant holders, all of which have been received and accepted by May 2, 2008; and

•
The Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013.

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing, issuance of Shares and Warrants

On January 11, 2008, and simultaneously with the entry into the Settlement Agreement and in connection with completion of the January 2008 Financing, we entered into and consummated a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

The gross proceeds of the offering were $4,850,000, and Chardan Capital which applied its 2.5% cash commission ($121,250) towards a subscription for Notes (“Notes”) and Class A Warrants resulting in the issuance of an aggregate of $4,971,250 principal amount of Notes to ten investors including Chardan Capital. Interest on the Notes compound monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not paid earlier. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share, for or a total of 6,628,333 shares as of the date of issuance. The Notes have “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti dilution protections for stock splits, combinations or similar transactions of the Company.

During the three months ended March 31, 2008 the Company incurred $56,000 in interest expense related to these Notes which is included in accrued expenses in the consolidated balance sheet. With the consent of the Note holders, in May 2008 the Company issued, an aggregate of 75,614 shares to the Note holders in lieu of interest through March 31, 2008, plus late penalty fees.

An aggregate of 6,628,333 Class A Warrants, exercisable at $0.60 per share and expiring on June 11, 2013 were issued pursuant to the January 2008 Financing. The Class A Warrants shall be exercisable (with cash or via cashless exercise) commencing one hundred and eighty-one (181) days after the closing date of the January 2008 Financing until 65 months thereafter, June 11, 2013. The Class A Warrants are subject to “full ratchet” anti-dilution protection for the first three years, pursuant to which the exercise price of the Class A Warrants will be adjusted downward in the event of the issuance by the Company of Common Stock or rights to acquire Common Stock at prices below $.60 per share (or below such other exercise price of the Class A Warrants as is then in effect) to such lower price. Thereafter and until all Class A Warrants are exercised or expire, the Class A Warrants provide only for weighted average anti-dilution price protection adjustment. In addition, the Class A Warrants are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company. The Company recorded the value of the Class A Warrants of $504,661 as a discount to the Notes issued therewith and is amortizing this discount over the five year life of the Notes.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors, which fee has, pursuant to the terms of their engagement agreement, been applied their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s Common Stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company is recognizing the value of the Broker Warrants of $226,835 as debt issuance costs and in expensing the value over the five year life of the Convertible Notes.

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

Release of Lock - Up Agreement

Prior to the assignment of the above shares to the January 2008 Financing investors, the Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”). The Lock-Up Agreement provided, that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders to this Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of Common Stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

Appointment of Additional Members to Board of Directors

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Yue Pu. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital.

Shandong Newspaper Cooperation Agreement

On March 7, 2008, through our indirect WFOE subsidiary in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper"). This transaction was consummated on May 1, 2008. The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. ("Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper Business and transfer certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, the Cooperation Agreement provides for total initial consideration from of approximately $1.3 million (based on existing exchange notes for 10 million RMB at the time) which was contributed to Shandong Media as working and acquisition capital, of which the Company paid approximately $300,000 (approximately 2 million RMB) in early March 2008 as a down payment which is included in “Other Assets” in the consolidated balance sheet.

In addition to the initial purchase price of $1.3 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $757,757 and US $3,000,000 (between 5 million RMB and 20 million RMB, respectively, based on current exchange rates at the time) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total maximum purchase price of approximately $4.5 (30 million RMB based on exchange rates at the time).

In the event that audited annual net profits during the first year after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 presuming current exchange rates exist at such time) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then only an additional 5 million RMB (approximately US $757,575 presuming current exchange rates exist at such time).

Description of Shandong Newspaper Business Acquired

The Shandong Newspaper Business acquired from Shandong Newspaper by the Shandong Media joint venture on May 1, 2008, includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, the provision of audio value added communication services. The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities, at closing, entered into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which required that the Shandong Newspaper entities appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

The Company closed this transaction during the second quarter of 2008.

The following table presents the increases (decreases) in each major statement of operations category for the three months ended March 31, 2008 and 2007, respectively. The following discussion of “Results of Operations references these increases (decreases).

	Increase (Decrease) in Consolidated
	Statements of Operations Categories
	For the three months ended
	March 31, 2008 vs. 2007
	Amount ($)%

Revenues	$1,054,885	100%

Cost of sales	352,198	100%

Total gross margin	702,687	100%

Selling, general and administrative	364,953	222%
Professional fees	(2,747)	-2%
Depreciation	701,895	100%

Operating loss	(361,414)	119%

Interest and other income	(70,850)	1676%

Pre-tax loss	(432,264)	140%

Minority interest	142,768	100%

Pre-tax loss	(289,496)	94%

Taxes	(802)	100%

Net loss	$(288,694)	93%

Results of Operations

The Company was a development stage company with no business operations during the first three months 2007. Effective January 23, 2007 we acquired China Broadband, Ltd. (“China Broadband Cayman”) and its operations which was already a party to a Cooperation Agreement to acquire PRC based Jinan Broadband. Effective April 1, 2007, China Broadband Cayman and our WFOE, completed the acquisition of the Jinan Broadband subsidiary. During the first three months of 2007 Jinan Broadband did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition. Accordingly, Jinan Broadband results for the three months ended March 31, 2007 were not included for comparative purposes as management believes that they are not meaningful.

Our revenues are based on the number of paying cable broadband internet customers in the Shandong province of China. As of March 31, 2008 Jinan Broadband had approximately 59,000 active paying subscribers for its services in this region as compared to 58,000 and 45,000 at December 31, 2007 and 2006, respectively. The increase is a result of increased efforts on internal growth by Jinan Broadband after our acquisition of them.

Our gross revenues are dependent on several factors:

•	the amount that we are permitted to charge for cable broadband internet services in the regions we operate in,
•	the number of subscribers we have in each region,
•	advertising revenues, and
•	other revenues from other permitted value added services that we perform.

We intend to develop our business by growing internally to increase the subscribers for our services in the regions we operate, acquiring other complimentary media assets in the region and by acquiring licenses to operate the cable broadband business in other regions.

Our cost of revenue consists primarily of the costs of products or services sold to customers and personnel and other direct costs associated with providing technical services. In the future, we may expand or increase the discounts we offer to our customers and may otherwise alter our pricing structures and policies. These changes would negatively reduce our gross margins. We may also offer cross promotional discounts with other assets that we acquire in order to grow overall company revenue to draw attention to our other product offerings. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Revenue for the three months ended March 31, 2008 was $1,055,000 as compared to $0 for the three months ended March 31, 2007. During the three months ended March 31, 2007 we had no operations. Revenue during the three months ended March 31, 2008 was attributed to our PRC subsidiary, Jinan Broadband and consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $703,000 as compared to $0 for the three months ended March 31, 2007. During the 2007 period we had no operations. Gross profit as a percentage of revenue was 66.6% for the three months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 increased approximately $365,000 to $530,000 as compared to $165,000 for the three months ended March 31, 2007. During the 2007 period we had no operations and expenses during the period consisted of approximately $75,000 in travel expenses, $36,000 in payroll expense, $36,000 in rent expense and $13,000 in marketing and promotional expenses. Selling, general and administrative expenses during the 2008 period included salaries and personnel costs of approximately $294,000, network connection costs of $93,000 and insurance costs of $20,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Professional Fees

Professional fees for the three months ended March 31, 2008 decreased by $3,000 to $137,000 as compared to $140,000 for the three months ended March 31, 2007. During the 2007 period we had no operations and all expenses during the period included legal, accounting and consulting fees related to the acquisition of China Broadband Cayman via a share exchange. Professional Fees during the 2008 period included legal costs of approximately $37,000, accounting fees of approximately $53,000, consultant costs of approximately $48,000. We expect our costs for professional services to remain significant as we continue to acquire new entities and implement our growth strategy as set forth.

Depreciation

Depreciation expense for the three months ended March 31, 2008 was $702,000 as compared to $0 for the three months ended March 31, 2007. During the period ended March 2007 we had no material operating assets. Depreciation expense during the 2008 period relates to the depreciation on the property, plant and equipment, net at our Jinan broadband subsidiary.

Interest and Other Income (Expense), net

We incurred an expense of $75,000, in interest and other income (expense), net, during the three months ended March 31, 2008. This amount consisted primarily of interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $56,000, the expense related to our requirement to issue new shares in the amount of $12,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes issued by China Broadband Cayman in 2006 and assumed by the Company upon the purchase of China Broadband Cayman in the time frame required and $22,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $16,000 of interest income earned on our cash balances.

During the three months ended March 31, 2007 we had no operations and incurred $4,227 in interest expense related to China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes. All of the 7% Convertible Promissory Notes were converted at the end of February 2007 with all interest paid thereon.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended March 31, 2008 $143,000 of our operating losses were allocated to Jinan Parent. During the three months ended March 31, 2007 we had no operations.

Income Tax Benefit

Our income tax benefit was $802 for the three months ended March 31, 2008. During the three months ended March 31, 2007 we had no operations.

Liquidity and Capital Resources

As of March 31, 2008 we had $4,717,000 of cash on hand and working capital of $551,473. As of March 31, 2008, we had total current liabilities of $5,008,000.

On January 11, 2008 we entered into and consummated a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. In March 2008 we used approximately $3.2 million of these proceeds to fund our second payment for our purchase of Jinan Broadband. In addition, in March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.2 million to fund the remaining portion of our required working capital contribution. During the quarter ended March 31, 2008 the Company incurred $56,000 in interest expense related to these notes which is included in accrued expenses in the consolidated balance sheet. In addition, in April 2008 we received the 390,000 Cablecom Holdings Shares that were part of the Settlement Agreement described above.

Cash Flows

Operating activities for three months ended March 31, 2008 and 2007, after adding back non-cash items, provided (used) cash of approximately $145,000 and $(258,000), respectively. During such period other changes in working capital provided cash of approximately $53,000 and $17,000 respectively, resulting in cash being provided by (used in) operating activities of $199,000 and $(241,000), respectively.

Investing activities for three months ended March 31, 2008 and 2007 used cash of $1,040,000 and $2,550,000, respectively. The 2008 amounts consisted of additions to property and equipment in the amount of $740,000 and the down payment for the acquisition of Shandong Newspaper in the amount of $300,000. The 2007 amounts primarily consisted of our investment in Jinan Broadband.

Financing activities for three months ended March 31, 2008 and 2007 provided cash of $5,085,000 and $3,210,000, respectively. For 2008 this amount consisted of proceeds from the issuance of the convertible notes of $4,850,000 partially offset by $104,500 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $340,000. For 2007, this amount proceeds from the private placement of $3,555,000 partially offset by $345,000 of payments related to issuance costs associated with the private placement offering.

Our WOFE and our Jinan Broadband subsidiary, which is our only operating subsidiary as of March 31, 2008, are located in China. All of their operations are conducted in the local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $0 and $5,341 during the three months ended March 31, 2008 and 2007.

Need for Additional Capital

We have raised $4.85 million (net of cost of capital and expenses) in our January 2008 Financing in order to fund our second payment for our purchase of Jinan Broadband, which payment was due in January of 2008 and to acquire Shandong Newspaper and cover the cost of interim operations. We made the second and last payment for Jinan Broadband in March of 2008 and incurred no penalty for making this payment in March. In addition, in March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.1 million to fund the remaining portion of our required working capital contribution. In addition, in accordance with the Settlement Agreement, we received 390,000 shares of Cablecom Holdings Shares from Mr. Ng, in April 2008 of which 260,000 are subject to lock-up provisions for the next 12 months. Management does not believe that the Company has sufficient capital to continue its growth and acquisition strategy without raising additional capital and/or liquidating some of the Cablecom Holdings Shares.

We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based broadband, internet and cable businesses. Our strategy also includes the purchasing of other complimentary media assets in the same regions. Our first purchase of this nature was the completion of our acquisition of Shandong Newspaper on April 24, 2008 in a Joint Venture. Shandong Newspaper’s business includes three main magazines: Shandong Broadcast & TV Weekly (Newspaper), TV Weekly Magazine and Modern Movie Times Magazine (Bi-Weekly). We intend to invest our acquisition cost in this Joint Venture to increase sales and advertising revenues of its periodicals in order to become profitable, and to cross market with our other asset, Jinan Broadband. No assurance can be made that we will be able to raise capital if and as needed to implement this business plan or, if implemented, that it will be successful.

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

Recent Events

In late April 2008, the Company received the 390,000 Cablecom Holdings Shares from Clive Ng, in connection with the Settlement Agreement. In accordance with the terms of the Settlement Agreement, the Company was to receive the Cablecom Holdings Shares from Mr. Ng subject to any lock up or similar restriction applicable to Clive Ng. Accordingly, the Company entered into a lock up agreement with China Cablecom Holdings with respect to the Cablecom Holdings Shares, containing substantially similar lock up restrictions as in effect with Mr. Ng’s shares of China Cablecom Holdings, dated as of April 24, 2008 (the “Cablecom Lock Up Agreement”).

Pursuant to the Cablecom Lock Up Agreement, the Company has agreed that without the consent of China Cablecom Holdings, except as otherwise provided in the Lock Up Agreement (i) until the earlier of the date (the "Trade Commencement Date"), that (x) is six months after April 9, 2008, and (y) a registration statement with respect to such shares, shall be declared effective by the Securities and Exchange Commission (which was declared effective on May 2, 2008), the Company shall not directly or indirectly offer, sell, contract to sell, gift, exchange, assign, pledge or otherwise encumber or dispose of the Shares (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition, (whether by actual disposition or effective economic disposition due to cash settlement or otherwise), or any affiliate of the Company other than China Cablecom Holdings, or any person in privity with the Company or any affiliate of the Company, other than China Cablecom Holdings), directly or indirectly, including the establishment or increase in a put equivalent position or liquidation or decrease in a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder (each of the foregoing referred to as a "Disposition"); (ii) for a period of 6 months after the Trade Commencement Date, not to effect a Disposition of more than 33⅓% of the shares and (iii) for a period of 12 months after the Trade Commencement Date not to effect a disposition of more than 66⅔% of the shares.

The foregoing is a summary only of the Cablecom Lock Up Agreement. A registration statement with respect to the 390,000 Cablecom Holdings Shares has been declared effective on May 2, 2008, however, no assurance can be made that the registration statement will remain effective for any period of time, or that the shares will be liquid at favorable prices at times that the Company desires and is able to sell such shares.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of China Broadband, Inc. and its subsidiaries, China Broadband Cayman, its WOFE and Jinan Broadband. All material intercompany transactions and balances are eliminated in consolidation.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 161.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All of our foreign operations are conducted in China and the Renminbi is the national currency in which its operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at May 13, 2008 was approximately 6.99 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

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

The Company primarily invests its cash in checking, bank money market and savings accounts. As of May 13, 2008, the Company had not entered into any type of hedging or interest rate swap transaction.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008. Nonetheless, because of previous late filings during the 2007 year and because of our PRC operations, management has retained a PRC based consultant to assist with financial accounting processing and reporting.

This Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not made any sales of unregistered Securities during the quarter ended March 31, 2008 or thereafter other than has been disclosed in Current Reports on Form 8-K.

In May 2008 the Company issued, an aggregate of 75,614 shares to the ten Note holders (all of whom are accredited investors) in lieu of interest through March 31, 2008, plus late penalty fees. The Company believes that this issuance was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) as this issuance of restricted shares was only made to certain accredited investors and not pursuant to an offering or other public distribution.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.1	Certification by Principal Accounting Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned on May 20, 2008, thereunto duly authorized.

CHINA BROADBAND, INC.

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)