Form 10QSB/A
period 2007-06-30
CHINA BROADBAND INC
filed 2008-08-19
CIK 837852

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on October 31, 2007 (the “Original Filing”). We are filing this Form 10-QSB/A to restate our financial statements for the quarter ending June 30, 2007. The reasons for the restatement are summarized as follows:

On August 13, 2008, the board of directors of China Broadband, Inc. (the “Company”) concluded that the Company’s previously issued financial statements for the periods indicated below should no longer be relied upon because of (i) the Company’s discovery of previously unrecognized deferred revenues from payments received from customers, and (ii) the incorrect application of U.S. generally accepted accounting principles (“GAAP”) with respect to the recognition of revenues from prepaid internet service contracts. Accordingly, the Company has filed restated financial statements for the year ended December 31, 2007, and for the quarterly periods ended June 30, 2007, September 30, 2007 and March 31, 2008.

Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatements described above:

Part I — Financial Information
Item 1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Cash Flows, Note 5.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations, Critical Accounting Policies.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of and for the quarter ending June 30, 2007. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in the original filing.

Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the original filing date of October 31, 2007 and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.

CHINA BROADBAND, INC.

JUNE 30, 2007 FORM 10-QSB/A QUARTERLY REPORT

Forward Looking Statements

This Quarterly Report Form 10-QSB and other reports filed by China Broadband, Inc., a Nevada corporation, formerly known as Alpha Nutra, Inc., (the “ Company”), from time to time with the Securities and Exchange Commission (collectively the “ Filings”), contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the Company as well as estimates and assumptions made by its management. When used in the filings the words “may”, ”will”, “should”, “estimates”,  ”anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or its management, identify forward looking statements. Such statements reflect the current view of the Company and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company. Such forward-looking statements include statements regarding, among other things:

•            our ability to satisfy our obligations under our agreements with respect to our acquisition of the cable broadband business of Jinan Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (“ China”),

•           our ability to raise an additional $3,055,000 approximate amount (based on current exchange rates for approximately 23 million Renminbi) in order to make the second payment of our purchase price for the business, due in January of 2008,

•           a complex and changing regulatory environment in China that currently permits only partial foreign ownership of Chinese businesses, that does not readily permit the payment of dividends or re-patriation of funds to non China based entities and persons (such as the Company and its shareholders), and that ch th Chinese and United States accounting rules, ed Chinese business, \rmit us to consolidate requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in China),

•           our ability to implement complex operating and revenue sharing arrangements to enable us to consolidate our financial statements with our Chinese business and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•           our ability to enter into agreements with, and to consummate acquisitions of, other broadband businesses in China in the Shandong region and elsewhere,

•           socio-economic changes in the regions in China that we intend to operate in that affect consumer internet subscriptions,

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$2,179,639	$103,170
Due from Jinan Parent	691,059	-
Inventory	1,477,089	-
Prepaid expenses	15,868	-
Other current assets	85,460	-

Total current assets	4,449,115	103,170

Property and equipment, net	9,262,939	-
Intangible asset	1,543,875	103,652

Total assets	$15,255,929	$206,822

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$733,100	$-
Accrued expenses	212,867	6,762
Convertible notes payable	-	325,000
Payable to Jinan Parent	4,885,176	-
Deferred revenue	1,189,571	-
Other current liabilities	63,132	-

Total liabilities	7,083,846	331,762

Minority interest in Jinan Broadband	5,169,692	-

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 50,048,000 and 534,494 issued and outstanding	50,048	535
Additional paid-in capital	10,485,873	6,705,918
Accumulated deficit	(7,683,058)	(6,831,393)
Accumulated other comprehensive income	149,528	-

Total shareholders’ equity	3,002,391	(124,940)

Total liabilities and shareholders’ equity	$15,255,929	$206,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited )

	Three months ended		Six months ended
	June 30,		June 30,
	2007 (Restated)	June 30, 2006	2007 (Restated)	June 30, 2006
Revenue	$718,055	$-	$718,055	$-

Cost of revenue	400,372	-	400,372	-

Gross profit	317,683	-	317,683	-

Selling, general and administrative expenses	1,015,251	-	1,319,955	-

Loss from operations	(697,568)	-	(1,002,272)	-

Interest and other income (expense), net	5,002	-	775	-

Loss before minority interest	(692,566)	-	(1,001,497)	-

Minority interest loss in Jinan Broadband	149,832	-	149,832	-

Loss before income taxes	(542,734)	-	(851,665)	-

Income tax provision	-	-	-	-

Net loss	$(542,734)	$-	$(851,665)	$-

Net loss per share
Basic	$ (0.01)	$0.00	$ (0.02)	$0.00
Diluted	$ (0.01)	$0.00	$ (0.02)	$0.00

Weighted average shares outstanding
Basic	49,694,044	534,494	42,902,897	534,494
Diluted	49,694,044	534,494	42,902,897	534,494

See notes to consolidated financial statements .

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007 (Restated)	June 30, 2006
Cash flows from operating activities:
Net loss	$(851,665)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	50,748	-
Depreciation	521,029	-

Change in assets and liabilities, net of affects of Jinan Broadband acquisition:
Due from Jinan Parent	(111,764)	-
Inventory	(167,419)	-
Prepaid expenses and other assets	(101,328)	-
Accounts payable & accrued expenses	(195,909)	-
Deferred revenue	168,147	-
Other	(116,523)	-

Net cash used in operating activities	(804,684)	-

Cash flows from investing activities:
Capital expenditures	(175,611)	-

Net cash used in investing activities	(175,611)	-

Cash flows from financing activities:
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private placement	(420,500)	-
Payable to Jinan Parent	(651,470)	-

Net cash provided by financing activities	2,928,030

Effect of exchange rate changes on cash	128,734	-
Net increase in cash and cash equivalents	2,076,469	-

Cash and cash equivalents at beginning of period	103,170	-

Cash and cash equivalents at end of period	$2,179,639	$-

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$2,188,360	$-
Consideration paid:
Cash paid	$2,572,125	$-
Cash amount owed	$3,055,000	$-
Minority interest	$5,319,524	$-

See notes to consolidated financial statements .

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

On January 23, 2007, pursuant to the Share Exchange Agreement, we acquired all of the shares of China Broadband Ltd., a Cayman Islands corporation (“ China Broadband Cayman”) from its four shareholders resulting in such shareholders controlling the Company. At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement (the “ Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“ Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “ Jinan Broadband .” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,550,000 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“ WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. In consideration for this 20 year business and management rights, we paid approximately $2,572,000, including expenses, and are required to pay an additional approximate $3,055,000 (based on current exchange rates for approximately 23 million RMB) within nine months of completion of this acquisition. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. This business is our only operating business since April of 2007.

As a result of our acquisition of China Broadband Cayman, we changed our name from Alpha Nutra, Inc. to China Broadband, Inc., effective as of May 4, 2007. In addition to China Broadband Cayman, the Company maintains its wholly-owned subsidiary AlphaNutra.com, which currently has no business operations.

Basis of Presentation

China Broadband, Inc. and its subsidiaries (“China Broadband, Inc. ”, “we,” “us,” or “the Company”) operate in a single segment.

The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended December 31, 2006. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (" GAAP ") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

Change of Control;   Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange, between us, China Broadband Cayman and its four shareholders (the “ Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “ Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of these 7% Convertible Promissory Notes have been converted into our common stock effective as of February 28, 2007 and all interest has been paid through such date in cash. Additional information relating to this change of control, and related financial statements, can be found in a Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended.

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

Simultaneous Closing of Equity Financing

Simultaneously with the closing of the Share Exchange, and as a necessary condition thereto in order to fund our acquisition of the broadband business in China, we conducted the first closing of our private offering pursuant to which we entered into subscription agreements with investors for the sale of 6,000,000 shares of common stock and 3,000,000 Redeemable Common Stock Purchase Warrants, exercisable at $2.00 per share (the “ Warrants”). This offering was also conducted through WestPark Capital, Inc. as placement agent, on a “best efforts, $3,000,000 minimum, $4,000,000 maximum” basis. During the six month period ended June 30, 2007 we raised an aggregate of $4,000,000 in this offering and sold an aggregate of 8,000,000 shares and 4,000,000 warrants to accredited investors. Placement fees and expenses paid during the six month period ended June 30, 2007 in connection with the offering were approximately $420,500.

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

Pursuant to the acquisition agreement, the fair value of Jinan Broadband was determined on the effective date of April 1, 2007 to be approximately 83.9 million RMB (approximately $10.9 million based on exchange rates at the time). Jinan Parent was to contribute its operating assets to Jinan Broadband and we were to contribute our 51% ownership interest of the 83.9 million RMB equity value or approximately 42.8 million RMB (approximately $5.5 million based on exchange rates at the time). The total value of the net assets contributed by Jinan Parent totaled approximately $9.3 million resulting in an intangible asset of approximately $1.5 million based on exchange rates at the time.

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

About Jinan Parent and Jinan Broadband

Chinese Holding Company Structure

Our Company has an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services. Our wholly owned subsidiary after the Share Exchange, China Broadband Cayman, owns 100% of our wholly foreign owned entity ( i.e ., the WFOE), Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation. Pursuant to the agreement, our WFOE in turn owns 51% of the operating company, Jinan Broadband, whose other 49% owner is Jinan Parent and certain of its affiliates. Jinan Parent in turn is owned by Jinan Radio and Television Networks Center. Through the Exclusive Cooperation Agreement and one or more similar operating agreements among WFOE, Jinan Parent and Jinan Broadband, we manage and control the operations of Jinan Broadband subject to certain oversight provisions, and receive the economic benefits derived from its operations. During 2007 Jinan Parent will continue to provide customer billing and other services for Jinan Broadband until the transition is complete. It is expected that the transition will be completed by December 31, 2007.

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

3.  Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 to March 31, 2007 and generated a net loss of $851,665 during the six months ended June 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2007 and 2006 we had no goodwill and our only intangible asset at June 30, 2007 relates to the fair value of the service agreement from our Jinan Broadband subsidiary acquisition.

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

Our selling, general and administrative expenses consist of personnel costs including taxes and benefits, rent and utilities, contract labor, insurance, professional fees, marketing, telecommunication and Internet costs, and other administrative expenses. We expect selling, general and administrative expenses to increase as we grow our business .

Three Months Ended June 30, 2007   Compared to the Three Months Ended June 30, 2006

Revenue. Revenue for the three months ended June 30, 2007 was $718,055 as compared to $0 for the three months ended June 30, 2006. During the three months ended June 30, 2006 we had no operations. Revenue during the three months ended June 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the three months ended June 30, 2007 was $317,683 as compared to $0 for the three months ended June 30, 2006. During the three months ended June 30, 2006 we had no operations. Gross profit as a percentage of revenue was 44.2% for three months ended June 30, 2007.

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

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended June 30, 2007 $149,832 of our operating losses were allocated to Jinan Parent

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended June 30, 2007. During the three months ended June 30, 2006 we had no operations.

Six Months Ended June 30, 2007   Compared to the Six Months Ended June 30, 2006

Revenue. Revenue for the six months ended June 30, 2007 was $718,055 as compared to $0 for the six months ended June 30, 2006. During the six months ended June 30, 2006 we had no operations. Revenue during the six months ended June 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the six months ended June 30, 2007 was $317,683 as compared to $0 for the six months ended June 30, 2006. During the six months ended June 30, 2006 we had no operations. Gross profit as a percentage of revenue was 44.2% for six months ended June 30, 2007.

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

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the six months ended June 30, 2007 $149,832 of our operating losses were allocated to Jinan Parent.

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended June 30, 2007. During the three months ended June 30, 2006 we had no operations.

Liquidity and Capital Resources

As of June 30, 2007 we had $2,179,639 of cash on hand and a working capital deficit of $2,634,731. At June 30, 2006 we had no assets and no liabilities. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

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

 Cash Flows

Operating activities for the six months ended June 30, 2007, after adding back non-cash items, used cash of approximately $279,888. During such period other changes in working capital used cash of approximately $524,796, resulting in cash being used in operating activities of $804,684. There were no operating activities during the six months ended June 30, 2006.

Investing activities for the six months ended June 30, 2007 and 2006 used cash of $175,611 and $0, respectively. The 2007 amounts consisted solely of additions to property and equipment in the amount of $175,611.

Financing activities for the six months ended June 30, 2007 and 2006 provided cash of $2,928,030 and $0, respectively. For the six months ended June 30, 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $420,500 of payments related to issuance costs associated with the private placement offering and a payable to Jinan Parent in the amount of $651,470.

Our Jinan Broadband subsidiary, which is our only operating subsidiary at June 30, 2007 is located in China. All of its operations are conducted in its local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $128,734 during the six months ended June 30, 2007.

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

As of June 30, 2007, we had total liabilities and total current liabilities of $7,083,745.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Our management evaluates its estimates on an on-going basis based on historical experience and on various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We acquired our Jinan Subsidiary effective April 1, 2007 and therefore our historical experience with operations in China is limited and may change in the future as we continue to operate our Jinan subsidiary. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue is recorded as services are provided to customers. The Company generally recognizes all revenues in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company records deferred revenue for payments received from customers for the performance of future services and recognizes the associated revenue in the period that the services are performed. Provision for discounts and rebates to customers and other adjustments, if any, are provided for in the same period the related sales are recorded.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount after deduction of trade discounts, business tax and allowances. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to statements of operations when that determination is made. Collections on accounts previously written off, if any, are included in other income as received.

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

Foreign Currency Translation

The Company’s Jinan Broadband subsidiary business is currently conducted in and from China in Renminbi. In this report, all references to “Renminbi” and “RMB” are to the legal currency of China and all references to U.S. dollars, dollars, $ and US$ are to the legal currency of the United States. The Company makes no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rates stated below, or at all. The Chinese government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. The Company uses the U.S. dollar as its reporting and functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. Financial information is translated into U.S. dollars at prevailing or current rates respectively, except for revenues and expenses which are translated at average current rates during the reporting period. Exchange gains and losses resulting from retained profits are reported as a separate component of stockholders’ equity.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 4, 2007, the Company amended its Articles of Incorporation   to change its corporate name from Alpha Nutra, Inc. to China Broadband, Inc. (the “ Name Change”) to reflect the Company’s acquisition of an operating broadband cable internet business in the Jinan region of the People’s Republic of China. This action was taken pursuant to a written consent of stockholders representing a majority of the Company’s issued and outstanding shares of common stock   dated March 27, 2007, in lieu of a special meeting of the stockholders. As of March 27, 2007, two shareholders, 88 Holdings, Inc. and China Broadband Partners, Ltd., both of which are entities controlled and beneficially owned by the Company’s President and Chairman, Clive Ng, holding an aggregate of 34,582,753 shares of the Company’s outstanding common stock at the time of the consent (or 71% of our outstanding common stock) voted in favor of the Name Change.

Item 5. Other Information.

None.

Item 6.  Exhibits.

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*
31.2	Certification by Principal Accounting and Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB for the period ended June 30, 2007, to be signed on its behalf by the undersigned on August 19, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Pu Yue
Name: Pu Yue
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)