Form 10QSB/A
period 2007-09-30
CHINA BROADBAND INC
filed 2008-08-19
CIK 837852

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on November 15, 2007 (the “Original Filing”). We are filing this Form 10-QSB/A to restate our financial statements for the quarter ending September 30, 2007. The reasons for the restatement are summarized as follows:

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

Part I — Financial Information
Item 1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Cash Flows, Note 5.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations, Critical Accounting Policies.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of and for the quarter ending September 30, 2007. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in the Original Filing.

Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.

CHINA BROADBAND, INC.

SEPTEMBER 30, 2007 FORM 10-QSB/A QUARTERLY REPORT

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited) (Restated)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,681,959	$103,170
Due from Jinan Parent	181,708	-
Inventory	880,854	-
Prepaid expenses	15,455	-
Other current assets	67,941	-

Total current assets	2,827,917	103,170

Property and equipment, net	10,145,158	-
Goodwill and other intangible assets	1,543,875	103,652

Total assets	$14,516,950	$206,822

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$919,167	$-
Accrued expenses	307,131	6,762
Convertible notes payable	-	325,000
Deferred revenue	1,273,775	-
Payable to Jinan Parent	4,288,781	-
Other current liabilities	24,383	-

Total liabilities	6,813,237	331,762

Minority interest in Jinan Broadband	5,046,926	-

Shareholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 50,113,813 and 534,494 issued and outstanding	50,114	535
Additional paid-in capital	10,643,758	6,705,918
Accumulated deficit	(8,222,316)	(6,831,393)
Accumulated other comprehensive income	185,231	-

Total shareholders’ equity	2,656,787	(124,940)

Total liabilities and shareholders’ equity	$14,516,950	$206,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited )

	Three months ended				Nine months ended
	September 30,				September 30,
	2007 (Restated)		September 30, 2006		2007 (Restated)		September 30, 2006
Revenue		$1,051,883		$-		$1,769,938		$-

Cost of revenue		606,880		-		1,007,252		-
Gross profit		445,003		-		762,686		-
Selling, general and administrative expenses		953,573		124,390		2,273,528		124,390
Loss from operations		(508,570)		(124,390)		(1,510,842)		(124,390)
Interest and other income (expense), net		(153,454)		(623)		(152,679)		(623)
Loss before minority interest		(662,024)		(125,013)		(1,663,521)		(125,013)
Minority interest loss in Jinan Broadband		122,766		-		272,598		-

Loss before income taxes		(539,258)		(125,013)		(1,390,923)		(125,013)

Income tax provision		-		-		-		-
Net loss		$(539,258)		$(125,013)		$(1,390,923)		$(125,013)

Net loss per share
Basic	$	(0.01)	$	(0.21)	$	(0.03)	$	(0.21)
Diluted	$	(0.01)	$	(0.21)	$	(0.03)	$	(0.21)

Weighted average
shares outstanding
Basic		50,058,960		584,494		45,314,464		584,494
Diluted		50,058,960		584,494		45,314,464		584,494

See notes to consolidated financial statements .

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007 (Restated)	September 30, 2006
Cash flows from operating activities:
Net loss	$(1,390,923)	$(125,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	208,699	50,000
Depreciation	1,076,551	-

Change in assets and liabilities, net of affects of Jinan Broadband acquisition:
Due from Jinan Parent	397,587	-
Inventory	428,816	-
Prepaid expenses and other assets	(83,396)	-
Accounts payable & accrued expenses	84,422	623
Deferred revenue	252,351	-
Other	(278,038)	-
Net cash provided by (used in) operating activities	696,069	(74,390)

Cash flows from investing activities:
Acquisition of property and equipment	(1,613,352)	-
Net cash used in investing activities	(1,613,352)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	325,000
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private placement and convertible notes	(420,500)	(48,654)
Payable to Jinan Parent	(1,247,865)	-
Net cash provided by financing activities	2,331,635	276,346
Effect of exchange rate changes on cash	164,437	-
Net increase in cash and cash equivalents	1,578,789	201,956
Cash and cash equivalents at beginning of period	103,170	-
Cash and cash equivalents at end of period	$1,681,959	$201,956

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-
Ordinary shares issued in exchange for formation costs by founding shareholders	$-	$50,000

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$2,188,360	$-
Consideration paid:
Cash paid	$2,572,125	$-
Cash amount owed	$3,055,000	$-
Minority interest	$5,319,524	$-

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

On January 23, 2007, pursuant to the Share Exchange Agreement, we acquired China Broadband Ltd., a Cayman Islands corporation (“ China Broadband Cayman”) resulting in its four shareholders controlling the Company (the “ Share Exchange”). At the time of the closing of the Share Exchange Agreement, China Broadband Cayman was a party to a Cooperation Agreement   (the “ Cooperation Agreement”) with Jian Guangdian Jiahe Digital Television Co., Ltd. (“ Jinan Parent”) to acquire a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, sometimes referred to herein as “ Jinan Broadband .” The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business. We have paid $2,550,000 of our net proceeds from the first closing of our private offering in January 2007, for payment to Jinan Parent in exchange for ownership by our China based Wholly Foreign Owned Entity (“ WFOE”) of 51% interest in Jinan Broadband and entry into the Exclusive Cooperation Agreement and an Exclusive Service Agreement. This acquisition was completed in late March of 2007 with an effective date of April 1, 2007. In consideration for this 20 year business and management rights, we paid approximately $2,572,000, including expenses, and are required to pay an additional approximate $3.1 million (based on current exchange rates for approximately 23 million RMB) within nine months of completion of this acquisition, i.e. , in January 2008. In addition, we entered into various agreements that relate to our revenue sharing obligations and management rights of this business. Moreover, Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan, the capital city of Shandong, and Jinan Parent. Pursuant to the Exclusive Service Agreement, the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses with the payment of service fees to each other. This business is our only operating business since April of 2007.

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

 Change of Control;   Acquisition of China Broadband Cayman on January 23, 2007

On January 23, 2007 and pursuant to a Share Exchange Agreement, between us, China Broadband Cayman and its four shareholders (the “ Broadband Shareholders”), we acquired 100% of the outstanding capital stock of China Broadband Cayman from it’s four shareholders in exchange for 37,865,506 shares (the “ Exchange Shares”) of common stock, par value $.001 per share, and assumed obligations of China Broadband Cayman under $325,000 principal amount of 7% Convertible Promissory Notes, which became convertible into 1,300,000 shares of our common stock and assumed other related obligations. All of these 7% Convertible Promissory Notes have been converted into our common stock effective as of February 28, 2007 and all interest has been paid through such date in cash. Additional information relating to this change of control, the business acquired, and related financial statements, can be found in a Current Reports on Form 8-K dated January 23, 2007 and April 1, 2007, each as amended.

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

Pursuant to the acquisition agreement, the fair value of Jinan Broadband was determined on the effective date of April 1, 2007 to be approximately 83.9 million RMB (approximately $10.9 million based on exchange rates at the time). Jinan Parent was to contribute its operating assets to Jinan Broadband and we were to contribute our 51% ownership interest of the 83.9 million RMB equity value or approximately 42.8 million RMB (approximately $5.5 million based on exchange rates at the time). The total value of the net assets contributed by Jinan Parent totaled approximately $9.3 million resulting in goodwill of approximately $1.5 million based on exchange rates at the time.

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

3.    Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 1, 2005 to March 31, 2007 and generated a net loss of $1,390,923 during the nine months ended September 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2007 and 2006 we had no goodwill and our only intangible asset at September 30, 2007 relates to the fair value of the service agreement from our Jinan Broadband subsidiary acquisition.

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

Three Months Ended September 30, 2007   Compared to the Three Months Ended September 30, 2006

Revenue. Revenue for the three months ended September 30, 2007 was $1,051,883 as compared to $0 for the three months ended September 30, 2006. During the three months ended September 30, 2006 we had no operations. Revenue during the three months ended September 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the three months ended September 30, 2007 was $445,003 as compared to $0 for the three months ended September 30, 2006. During the three months ended September 30, 2006 we had no operations. Gross profit as a percentage of revenue was 42.3% for three months ended September 30, 2007.

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

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended September 30, 2007 $122,766 of our operating losses were allocated to Jinan Parent.

Income Tax Provision (Benefit). Our effective tax rate was 0% for the three months ended September 30, 2007. During the three months ended September 30, 2006 we had no operations.

Nine Months Ended September 30, 2007   Compared to the Nine Months Ended September 30, 2006

Revenue. Revenue for the nine months ended September 30, 2007 was $1,769,938 as compared to $0 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 we had no operations. Revenue during the nine months ended September 30, 2007 consisted of sales to Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit. Gross profit for the nine months ended September 30, 2007 was $762,686 as compared to $0 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 we had no operations. Gross profit as a percentage of revenue was 43.1% for nine months ended September 30, 2007.

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

Minority Interest. 49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the nine months ended September 30, 2007 $272,598 of our operating losses were allocated to Jinan Parent

Income Tax Provision (Benefit). Our effective tax rate was 0% for the nine months ended September 30, 2007. During the nine months ended September 30, 2006 we had no operations.

Liquidity and Capital Resources

As of September 30, 2007 we had $1,681,959 of cash on hand and a working capital deficit of $3,985,320. As of September 30, 2007, we had total liabilities and total current liabilities of $6,813,237. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

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

 Cash Flows

Operating activities for the nine months ended September 30, 2007 and 2006, after adding back non-cash items, (used) cash of approximately $(105,673) and $(75,013), respectively . During such period other changes in working capital provided (used) cash of approximately $801,742 and $623, respectively, resulting in cash being provided by (used in) operating activities of $696,069 and $(74,390), respectively. During the nine months ended September 30, 2006 operating activities related to the formation of our China Broadband Cayman subsidiary.

Investing activities for the nine months ended September 30, 2007 and 2006 used cash of $1,613,352 and $0, respectively. The 2007 amounts consisted solely of additions to property and equipment.

Financing activities for the nine months ended September 30, 2007 and 2006 provided cash of $2,331,635 and $276,346, respectively. For the nine months ended September 30, 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $420,500 of payments related to issuance costs associated with the private placement offering and the increase in the payable to Jinan Parent of $1,247,865. For the nine months ended September 30, 2006 this amount consisted of the issuance of China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes issued on September 22, 2006 partially offset by $48,654 of payments related to issuance costs associated with the convertible notes .

Our Jinan Broadband subsidiary, which is our only operating subsidiary, is located in China. All of its operations are conducted in its local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $164,437 during the nine months ended September 30, 2007.

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