Form 10KSB/A
period 2007-12-31
CHINA BROADBAND INC
filed 2008-08-19
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

 Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on April 15, 2008 (the “Original Filing”). We are filing this Form 10-KSB/A to restate our financial statements for the year ending December 31, 2007. The reasons for the restatement are summarized as follows:

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

Except as otherwise stated, all financial information contained in this Annual Report on Form 10-KSB/A gives effect to these restatements. This Form 10-KSB/A amends and restates only certain information in the following sections as a result of the restatements described above:

Part II
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations, Critical Accounting Policies.
Item 7. Financial Statements: Balance Sheet, Statement of Operations, Statement of Cash Flows, Statement of Changes in Shareholder’s Equity, Notes 1, 3, 6, 8.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of and for the year ending December 31, 2007. However, this Form 10-KSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in the original filing.

Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Dividends

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future and anticipate reinvesting revenues, in the operations of the Company and in additional acquisitions. In addition, in order for us to declare and pay dividends, we would be dependant on receiving payments from our operating subsidiaries in the PRC. As these are PRC companies, we would be required to obtain various levels of regulatory approval prior to paying such dividends.

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

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Revenue for the year ended December 31, 2007 (“2007”) was $2,839,197 as compared to $0 for the year ended December 31, 2006 (“2006”). During 2006, and prior to our acquisition of China Broadband Cayman, we had no operations. Revenue during 2007 was attributed to our PRC subsidiary, Jinan Broadband and consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for 2007 was $1,181,218 as compared to $0 for 2006. During 2006 we had no operations. Gross profit as a percentage of revenue was 41.6% for 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 were $954,382 as compared to $116,073 for 2006. During 2006 we had no operations and all expenses during the period related to formation costs associated with China Broadband Cayman. Selling, general and administrative expenses during 2007 included salaries and personnel costs of approximately $434,000 and travel expenses of approximately $116,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

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

Depreciation and Amortization

Depreciation expense for 2007 was $1,795,501 as compared to $0 for 2006. During 2006 we had no operating assets. Depreciation expense during 2007 relates to the depreciation expense of $1,718,307 on the approximately $10 million of property, plant and equipment, net at our Jinan broadband subsidiary and the amortization expense of $ 77,194 related to the service agreement associated with our acquisition of Jinan Broadband.

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

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During 2007 $439,722 of our operating losses were allocated to Jinan Parent

Income Tax Benefit

Our income tax benefit was $147,955 for 2007. During 2006 we had no operations.

Liquidity and Capital Resources

As of December 31, 2007 we had $472,670 of cash on hand and a working capital deficit of $4,635,625. As of December 31, 2007, we had total current liabilities of $5,975,991. Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital.

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

Cash Flows

Operating activities for 2007 and 2006, after adding back non-cash items, provided (used) cash of approximately $72,188 and $(124,940), respectively. During such period other changes in working capital provided cash of approximately $1,057,306 and $6,763, respectively, resulting in cash being provided by (used in) operating activities of $1,129,494 and $(118,177), respectively. During 2006 operating activities related to the formation of our China Broadband Cayman subsidiary.

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

Our Jinan Broadband subsidiary, which is our only operating subsidiary at year end 2007 is located in China. All of its operations are conducted in its local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $331,764 during 2007.

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

Dividends

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations. If we or our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may further restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to pay dividends on our common stock. Accordingly, even if we are profitable as a result of our PRC based assets, operations and subsidiaries, PRC regulations prevent the payment by these PRC entities of dividends absent compliance with certain rules and obtaining appropriate government consents, which we believe will not happen in the near future, if ever.

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

	Amount of		Percent of
	Beneficial		Beneficial
Name of Beneficial Owner	Ownership(1)		Ownership(1)
Clive Ng (2)	26,002,915	(3)	51.9%
Marc Urbach (4)	25,000	(4)	* %
Pu Yue (5)	-0-		—
David Zale (6)	75,000	(6)	*
James Cassano (7)	-0-		—
Jonas Grossman (8)	327,375	(9)	* %
OTHER PERSONS (Non Executives etc.)
Mark L. Baum, Esq. (10)	3,000,000	(10)	5.9%
Oliveira Capital, LLC	2,893,944	(11)	5.8
All directors and executive officers	26,430,290		52.7%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on August 19, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Marc Urbach	President (Principal Executive Officer)	August 19, 2008
Marc Urbach

/s/ Yue Pu	Vice Chairman of China Broadband, Ltd.	August 19, 2008
Yue Pu	and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer and Director

/s/ Clive Ng	Chairman, Director	August 19, 2008
Clive Ng

/s/ James Cassano	Director	August 19, 2008
James Cassano

Director
David Zale

/s/ Jonas Grossman	Director	August 19, 2008
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

As discussed in Note 2, the 2007 financial statements have been restated to give effect to adjustments related to the recording of deferred revenue.

/s/ UHY LLP
UHY LLP

August 19, 2008 Albany, NY

CHINA BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(Restated)
Assets
Current assets:
Cash	$472,670	$103,170
Accounts receivable	136,655	-
Inventory	642,313	-
Prepaid expenses	14,781	-
Other current assets	73,947	-

Total current assets	1,340,366	103,170

Property and equipment, net	10,333,105	-
Intangible asset and other	1,981,307	103,652

Total assets	$13,654,778	$206,822

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$835,257	$-
Accrued expenses	554,073	6,762
Convertible notes payable	-	325,000
Payable to Jinan Parent	3,308,443	-
Deferred revenue	1,252,313	-
Other current liabilities	25,905	-

Total current liabilities	5,975,991	331,762

Deferred tax liability	366,672	-

Total liabilities	6,342,663	331,762

Minority interest in Jinan Broadband	4,879,802	-

Common shares to be issued	410,053	-

Commitments and contingencies

Shareholders' equity:
Preferred stock $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized,
50,048,000 and 534,494 issued and outstanding	50,048	535
Additional paid-in capital	10,485,874	6,705,918
Accumulated deficit	(8,845,426)	(6,831,393
Accumulated other comprehensive income	331,764	-

Total shareholders' equity	2,022,260	(124,940)

Total liabilities and shareholders' equity	$13,654,778	$206,822

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 2007 and 2006

	2007	2006
	(Restated)

Revenue	$2,839,197	$-

Cost of revenue	1,657,979	-

Gross profit	1,181,218	-

Selling, general and administrative expenses	954,382	116,073
Professional Fees	628,490	52,105
Depreciation	1,795,501	-

Loss from operations	(2,197,155)	(168,178)

Interest and other income (expense), net	(404,555)	(6,762)

Loss before minority interest	(2,601,710)	(174,940)

Minority interest loss in Jinan Broadband	439,722	-

Loss before income taxes	(2,161,988)	(174,940)

Income tax benefit	(147,955)	-

Net loss	$(2,014,033)	$(174,940)

Net loss per share:
Basic	$(0.04)	$(0.30)
Diluted	$(0.04)	$(0.30)

Weighted average shares outstanding
Basic	46,504,812	584,494
Diluted	46,504,812	584,494

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 Years Ended December 31, 2007 and 2006

				Additional	Other
	Common	Par	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Income (loss)	Income (loss)	Total
				(Restated)	(Restated)	(Restated)	(Restated)
Balance December 31, 2005	534,494	$535	$6,705,918	$(6,706,453)	$-	$-	$-

Subsidiary shares issued for services				50,000			50,000

Net loss				(174,940)			(174,940)

Balance December 31, 2006	534,494	535	6,705,918	(6,831,393)	-	-	(124,940)

Shares issued for services	2,300,000	2,300	26,321				28,621

Shares issued for share exchange	37,865,506	37,865	(37,865)				-

Shares issued upon conversion of Convertible Promissory Notes	1,348,000	1,348	227,200				228,548

Shares issued in private placement offering	8,000,000	8,000	3,992,000				4,000,000

Debt issuance cost associated with private placement offering and conversion of Convertible Promissory Notes			(427,700)				(427,700)

Net loss				(2,014,033)		(2,014,033)	(2,014,033)

Translation adjustment					331,764	331,764	331,764

Comprehensive loss						$(1,682,269)

Balance December 31, 2007	50,048,000	$50,048	$10,485,874	$(8,845,426)	$331,764		$2,022,260

See notes to consolidated financial statements.

CHINA BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2007 and 2006
	2007	2006
	(Restated)

Cash flows from operating activities:
Net loss	$(2,014,033)	$(174,940)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock compensation expense	438,674	50,000
Depreciation and amortization	1,795,501	-
Deferred income tax (benefit)	(147,954)	-
Change in assets and liabilities, net of
effects of Jinan Broadband acquisition:
Accounts receivable	442,640	-
Inventory	667,357	-
Prepaid expenses and other assets	(88,728)	-
Accounts payable and accrued expenses	247,454	6,763
Deferred revenue	230,889	-
Other	(442,306)	-

Net cash provided by (used in) operating activities	1,129,494	(118,177)

Cash flows from investing activities:
Acquisition of property and equipment	(2,443,055)	-
Net cash used in investing activities	(2,443,055)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	325,000
Proceeds from private placement offering	4,000,000	-
Issuance costs associated with private
placement and convertible notes	(420,500)	-
Payable to Jinan Parent	(2,228,203)	(103,653)
Net cash provided by financing activities	1,351,297	221,347

Effect of exchange rates changes on cash	331,764	-

Net increase in cash	369,500	103,170
Cash at beginning of period	103,170	-

Cash at end of period	$472,670	$103,170

Supplemental Cash Flow Information:
Cash paid for interest	$10,490	$-
Notes payable converted to common stock	$325,000	$-
Ordinary shares issued in exchange for formation
costs by founding shareholders	$-	$50,000

Acquisition of Jinan Broadband:
Fair value of assets acquired	$11,497,317	$-
Liabilities assumed	$2,186,360	$-
Consideration paid:
Cash paid	$2,572,125	$-
Cash amount owed	$3,200,000	$-
Minority interest	$5,319,524	$-

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

Pursuant to the acquisition agreement, the fair value of Jinan Broadband was determined on the effective date of April 1, 2007 to be approximately $10.9 million (approximately 83.9 million RMB based on exchange rates at the time). Jinan Parent contributed its operating assets to Jinan Broadband and we contributed our 51% ownership interest of the approximate $10.9 million (83.9 million RMB) equity value or approximately $5.5 million (approximately 42.8 million RMB based on exchange rates at the time). The total value of the net assets contributed by Jinan Parent totaled approximately $9.3 million resulting in a long term intangible asset of approximately $1.5 million.

The following table provides the details of the net assets contributed by Jinan Parent and the calculation of the pre-tax intangible asset.

Total contribution, as per the Cooperation Agreement	$10,856,000

Fair value of net assets contributed by Jinan Parent:
Accounts receivable	579,000
Inventory	1,310,000
Property, plant and equipment, net	9,610,000
Accounts payable and accrued expenses	(1,165,000)
Deferred revenue	(1,021,000)

Fair Value of net assets contributed	9,313,000

Excess of contribution over fair value of net assets	$1,543,000

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

Restrictions on Dividends from PRC Subsidiaries

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years. All of our operating assets and businesses are incorporated under the laws of the PRC and do business in the PRC. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are only allowed subject to special procedures under the relevant laws and rules which require PRC regulatory approval. In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations. Additionally, any debt instruments of the Company’s PRC based subsidiaries may further restrict the ability to pay dividends or make other distributions to the Company, which in turn would limit our ability to pay dividends on our common stock.  Accordingly, even if we are profitable as a result of our PRC based assets, operations and subsidiaries, PRC regulations prevent the payment by these PRC entities of dividends absent compliance with certain rules and obtaining appropriate government consents, which we believe will not happen in the near future, if ever. Additionally, if dividends are declared and able to be paid, we intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

As of December 31, 2007 we had no goodwill and our only intangible asset relates to the fair value of the service agreement from our Jinan Broadband subsidiary acquisition. In accordance with SFAS No. 142, the Company is amortizing this service agreement over the 20 year term of this agreement, resulting in a recorded amortization expense of $77,194 during the year ended December 31, 2007.

The following table outlines the amortization expense for the next five years and thereafter:

2008	$102,925
2009	102,925
2010	102,925
2011	102,925
2012	102,925
Thereafter	1,466,682

Total	$1,981,307

i)	Income Taxes

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

Exchange gains and losses resulting from accumulated losses are reported as a separate component of stockholders’ equity and are included in Comprehensive Loss. The currency translation adjustment increased equity by $298,684 for the period ended December 31, 2007.

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

o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

p)	Restatement

During 2008, the Company discovered an error in the recognition of revenues relating to prepaid internet service contracts. Additionally, the Company discovered that it assumed additional obligations relating to prepaid service contracts in the acquisition of Jinan Broadband. Prior to the discovery, revenue from internet service contracts was recorded in the period received. The Company has restated it financial statements to:

•	Recognize deferred revenue assumed in the Jinan Broadband acquisition as of April 1, 2007,
•	Recognize revenue under internet service contracts during the period that service is provided,
•	Recognize additional purchase price due to the deferred revenue assumed in the Jinan acquisition, and
•	Recognize additional amortization expense related to the Service Agreement, allocation to minority interest and income tax effect of the revenue and amortization adjustments.

The effect of the restatement is as follows:

Balance sheet amounts	As Previously Reported	Adjustments	As Restated

Intangible assets	$670,478	$1,310,829	$1,981,307

Total assets	$12,343,949	$1,310,829	$13,654,778

Total current liabilities	$4,723,678	$1,252,313	$5,975,991

Deferred tax liability	$124,082	$242,590	$366,672

Minority interest in Jinan Broadband	$4,960,601	$(80,799)	$4,879,802

Accumulated deficit	$8,808,146	$37,280	$8,845,426

Statement of operations amounts

Revenue	$3,004,092	$(164,895)	$2,839,197

Depreciation and amortization	$1,718,307	$77,194	$1,795,501

Minority interest loss in Jinan Broadband	$358,923	$80,799	$439,722

Income tax benefit	$50,068	$97,887	$147,955

Net loss	$1,976,753	$37,280	$2,014,033

3.	Going Concern

The accompanying financial statements are presented on a going concern basis. The Company generated a net loss of $2,014,033 during the year ended December 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accumulated other comprehensive income at December 31, 2007 and 2006 amounted to $331,764 and $0, respectively. This amount consisted of the currency translation adjustment from the Renminbi to the US dollar.

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

The Company’s deferred tax assets and liabilities at December 31, 2007 consisted of:

2007
Deferred tax assets:

U.S. NOL - pre-stock exchange transaction	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	347,986
Foreign NOL	93,393
Accrued payroll	72,098

Total deferred tax assets	2,793,671

Less: valuation allowance	(2,750,133)

Deferred tax liability - intangible assets	(410,210)

Net deferred tax liability	$(366,672)

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

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

2007

Net loss before income taxes	$(2,161,988)

Expected income tax benefit at 34%	(735,076)

Nondeductible expenses	43,662
Rate-differential on foreign income invested indefintiely	110,848
WFOE NOL not recognized for indefinite reversal	14,601
Increase in valuation allowance	418,010

Income tax benefit recognized	$(147,955)

9.	Commitments and Contingencies

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