Form 10-Q/A
period 2008-03-31
CHINA BROADBAND INC
filed 2008-08-19
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on May 20, 2008 (the “Original Filing”). We are filing this Form 10-QSB/A to restate our financial statements for the quarter ending March 31, 2008. The reasons for the restatement are summarized as follows:

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

Part I — Financial Information
Item 1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Cash Flows, Note 5.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations, Critical Accounting Policies.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of and for the quarter ending March 31, 2008. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in the Original Filing.

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

CHINA BROADBAND, INC.

March 31, 2008 FORM 10-Q/A QUARTERLY REPORT

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited) (Restated)	(Restated)
Assets
Current assets:
Cash	$4,716,852	$472,670
Accounts receivable	98,620	136,655
Inventory	697,185	642,313
Prepaid expenses	14,531	14,781
Other current assets	32,161	73,947

Total current assets	5,559,349	1,340,366

Property and equipment, net	10,370,754	10,333,105
Intangible asset	1,955,575	1,981,307
Other assets	740,736	-

Total assets	$18,626,414	$13,654,778

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$691,340	$835,257
Accrued expenses	743,175	554,073
Deferred revenue	1,360,991	1,252,313
Payable to Jinan Parent	3,455,811	3,308,443
Other current liabilities	117,550	25,905

Total current liabilities	6,368,867	5,975,991

Convertible notes payable	4,488,700	-
Deferred tax liability	360,239	366,672

Total liabilities	11,217,806	6,342,663

Minority interest in Jinan Broadband	4,711,741	4,879,802

Common shares to be issued	-	410,053

Commitments and contingencies

Shareholders’ equity:
Preferred stock $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized,
50,255,599 and 50,048,000 issued and outstanding	50,256	50,048
Additional paid-in capital	11,661,754	10,485,874
Accumulated deficit	(9,482,145)	(8,845,426)
Accumulated other comprehensive income	467,002	331,764

Total shareholders’ equity	2,696,867	2,022,260

Total liabilities and shareholders’ equity	$18,626,414	$13,654,778

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited )
	Three Months Ended
	March 31,	March 31,
	2008 (Restated)	2007
Revenue	$1,003,266	$-

Cost of revenue	352,198	-

Gross profit	651,068	-

Selling, general and administrative expenses	520,934	164,704
Professional Fees	137,253	140,000
Depreciation	727,627	-

Loss from operations	(734,746)	(304,704)

Interest and other expense, net	(76,468)	(4,227)

Loss before minority interest	(811,214)	(308,931)

Minority interest loss in Jinan Broadband	168,062	-

Loss before income taxes	(643,152)	(308,931)

Income tax benefit	(6,433)	-

Net loss	$(636,719)	$(308,931)

Net loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	50,073,094	36,036,293
Diluted	50,073,094	36,036,293

See notes to consolidated financial statements .

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008 (Restated)	2007
Cash flows from operating activities:
Net loss	$(636,719)	$(308,931)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock compensation expense	34,539	50,748
Depreciation and amortization	727,627	-
Deferred income tax	(6,433)	-
Change in assets and liabilities
Accounts receivable	38,035	-
Inventory	(54,872)	-
Prepaid expenses and other assets	42,036	(27,570)
Accounts payable and accrued expenses	45,185	45,012
Deferred revenue	108,678	-
Other	(42,456)	-
Net cash provided by (used in) operating activities	255,620	(240,741)

Cash flows from investing activities:
Investment in Jinan Broadband	-	(2,550,000)
Investment in Shandong Newspaper Joint Venture	(300,000)	-
Acquisition of property and equipment	(739,544)	(125)
Net cash used in investing activities	(1,039,544)	(2,550,125)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	4,850,000	-
Proceeds from private placement offering	-	3,555,000
Issuance costs associated with private
placement and convertible notes	(104,500)	(345,414)
Payable to Jinan Parent	147,368	-
Net cash provided by financing activities	4,892,868	3,209,586

Effect of exchange rates changes on cash	135,238	5,341

Net increase in cash	4,244,182	424,061
Cash at beginning of period	472,670	103,170

Cash at end of period	$4,716,852	$527,231

Supplemental Cash Flow Information:
Cash paid for interest	$-	$10,490
Notes payable converted to common stock	$-	$325,000
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$422,178	-

Debt issuance costs converted into convertible notes	$121,250	-
Value assigned to warrants issued to broker in lieu of cash for debt issuance costs	$226,835	-

See notes to consolidated financial statements .

China Broadband, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.Basis of Presentation

China Broadband, Inc., a Nevada corporation and its subsidiaries (“China Broadband ”, “we,” “us,” or “the Company”) owns and operates, through its indirect subsidiary in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of May 1, 2008 (after the end of the quarter covered by this report), a television programming guide publication business joint venture in the Shandong Province of China (see Note 3 below). Through March 31, 2008, t he principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB/A. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-KSB/A. In the opinion of management, this financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

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

•
Chardan Capital, our placement agent for the January 2008 Financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement .

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

3.Shandong Newspaper Cooperation Agreement

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

6. Accumulated Other Comprehensive Income

Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$(636,719)	$(308,931)
Other comprehensive income:
Currency translation adjustment	135,238	5,342

Comprehensive loss	$(501,481)	$(303,589)

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to the currency translation adjustment from the Renminbi to the US dollar. For the three months ended March 31, 2008 and the year ended December 31, 2007, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2007	$331,764
Change for the three months ended March 31, 2008, net of taxes	135,238

BALANCE, March 31, 2008	$467,002

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

As of March 31, 2008 we had no goodwill and our only intangible asset relates to the excess purchase price associated with the service agreement resulting from our Jinan Broadband subsidiary acquisition. In accordance with SFAS No. 142, the Company is amortizing this service agreement over the 20 year term of this agreement, resulting in a recorded amortization expense of $25,732 during the three months ended March 31, 2008.

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

12.    Going Concern

The accompanying financial statements are presented on a going concern basis. The Company generated a net loss of approximately $637,000 and $2,014,000 during the three months ended March 31, 2008 and year ended December 31, 2007, respectively. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Increase (Decrease) in Consolidated
	Statements of Operations Categories
	For the three months ended
	March 31, 2008 vs. 2007
	Amount ($)%

Revenue	$1,003,266	100%

Cost of sales	352,198	100%

Gross Margin	651,068	100%

Selling, General and Administrative	356,230	216%
Professional Fees	(2,747)	-2%
Depreciation and Amortization	727,627	100%

Operating Loss	(430,042)	141%

Interest and other income (loss)	(72,241)	1709%

Loss Before Minority Interest	(502,283)	163%

Minority Interest	168,062	100%

Loss Before Income Taxes	(334,221)	108%

Income Tax Benefit	(6,433)	100%

Net Loss	$(327,788)	106%

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

Three Months Ended March 31, 2008   Compared to the Three Months Ended March 31, 2007

Revenues

Revenue for the three months ended March 31, 2008 was $1,003,000 as compared to $0 for the three months ended March 31, 2007. During the three months ended March 31, 2007 we had no operations. Revenue during the three months ended March 31, 2008 was attributed to our PRC subsidiary, Jinan Broadband and consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $651,000 as compared to $0 for the three months ended March 31, 2007. During the 2007 period we had no operations. Gross profit as a percentage of revenue was 66.6% for the three months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 increased approximately $356,000 to $521,000 as compared to $165,000 for the three months ended March 31, 2007. During the 2007 period we had no operations and expenses during the period consisted of approximately $75,000 in travel expenses, $36,000 in payroll expense, $36,000 in rent expense and $13,000 in marketing and promotional expenses. Selling, general and administrative expenses during the 2008 period included salaries and personnel costs of approximately $294,000, network connection costs of $93,000 and insurance costs of $20,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

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

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 was $727,000 as compared to $0 for the three months ended March 31, 2007. During the period ended March 2007 we had no material operating assets. Depreciation expense during the 2008 period relates to the depreciation on the property, plant and equipment, net at our Jinan broadband subsidiary in the amount of $702,000 and amortization of $26,000 related to our service agreement from our Jinan Broadband acquisition.

Interest and Other Income (Expense), net

We incurred an expense of $76,000, in interest and other income (expense), net, during the three months ended March 31, 2008. This amount consisted primarily of interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $56,000, the expense related to our requirement to issue new shares in the amount of $12,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes issued by China Broadband Cayman in 2006 and assumed by the Company upon the purchase of China Broadband Cayman in the time frame required and $22,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $16,000 of interest income earned on our cash balances.

During the three months ended March 31, 2007 we had no operations and incurred $4,227 in interest expense related to China Broadband Cayman’s $325,000 principal amount of 7% Convertible Promissory Notes. All of the 7% Convertible Promissory Notes were converted at the end of February 2007 with all interest paid thereon.

We expect to continue to incur interest expenses in connection with our issuance of our $ 4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended March 31, 2008 $168,000 of our operating losses were allocated to Jinan Parent. During the three months ended March 31, 2007 we had no operations.

Income Tax Benefit

Our income tax benefit was $6,000 for the three months ended March 31, 2008. During the three months ended March 31, 2007 we had no operations.

Liquidity and Capital Resources

As of March 31, 2008 we had $4,717,000 of cash on hand and a working capital deficit of $810,000. As of March 31, 2008, we had total current liabilities of $6,369,000.

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

Cash Flows

Operating activities for three months ended March 31, 2008 and 2007, after adding back non-cash items, provided (used) cash of approximately $119,000 and $(258,000), respectively . During such period other changes in working capital provided cash of approximately $137,000 and $17,000 respectively, resulting in cash being provided by (used in) operating activities of $256,000 and $(241,000), respectively.

Investing activities for three months ended March 31, 2008 and 2007 used cash of $1,040,000 and $2,550,000, respectively. The 2008 amounts consisted of additions to property and equipment in the amount of $740,000 and the down payment for the acquisition of Shandong Newspaper in the amount of $300,000. The 2007 amounts primarily consisted of our investment in Jinan Broadband.

Financing activities for three months ended March 31, 2008 and 2007 provided cash of $4,893,000 and $3,210,000, respectively. For 2008 this amount consisted of proceeds from the issuance of the convertible notes of $4,850,000 partially offset by $104,500 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $147,000 . For 2007, this amount proceeds from the private placement of $3,555,000 partially offset by $345,000 of payments related to issuance costs associated with the private placement offering.

Our WOFE and our Jinan Broadband subsidiary, which is our only operating subsidiary as of March 31, 2008, are located in China. All of their operations are conducted in the local currency the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $135,000 and $5,000 during the three months ended March 31, 2008 and 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB for the period ended March 31, 2008, to be signed on its behalf by the undersigned on August 19, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)