Form 10-Q
period 2008-06-30
CHINA BROADBAND INC
filed 2008-08-19
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
	Commission file number:	000-19644

CHINA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Ninth Street, 3rd Floor Boulder, Colorado 80302	(303) 449-7733
(Address of principal executive offices)	(Issuer’s telephone number)

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
Yes ☐ No ☒
As of August 12, 2008, the issuer had 50,415,341 shares of Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

CHINA BROADBAND, INC.

JUNE 30, 2008 FORM 10-Q QUARTERLY REPORT

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by China Broadband, Inc. (the “company” ,“we”, “us” or “our”) contains or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the company as well as estimates and assumptions made by its management. When used in the filings, the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the company or its management, identify forward looking statements. Such statements reflect the current view of the company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the company. Such forward-looking statements include statements regarding, among other things:

•
our ability to satisfy our obligations under our agreements with respect to our 2007 acquisition of the cable broadband business of Jian Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (the “PRC” or “China”),

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

•	our ability to obtain PRC government consent to introduce certain new services to existing or new customers,

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$4,061,482	$472,670
Marketable equity securities, available for sale, at fair value	2,363,000	-
Accounts receivable	82,370	136,655
Inventory	748,613	642,313
Prepaid expenses	1,721	14,781
Other current assets	98,415	73,947

Total current assets	7,355,601	1,340,366

Property and equipment, net	10,101,108	10,333,105
Intangible asset	1,929,845	1,981,307
Other assets	1,859,448	-

Total assets	$21,246,002	$13,654,778

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$861,942	$835,257
Accrued expenses	636,704	554,073
Deferred revenue	1,362,923	1,252,313
Payable to Jinan Parent	3,540,307	3,308,443
Other current liabilities	25,156	25,905

Total current liabilities	6,427,032	5,975,991

Convertible notes payable	4,513,850	-
Deferred tax liability	353,806	366,672

Total liabilities	11,294,688	6,342,663

Minority interest in Jinan Broadband	4,592,266	4,879,802

Common shares to be issued	-	410,053

Commitments and contingencies

Shareholders' equity:
Preferred stock $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized, 50,331,213 and 50,048,000 issued and outstanding	50,331	50,048
Additional paid-in capital	13,145,252	10,485,874
Accumulated deficit	(8,786,559)	(8,845,426)
Accumulated other comprehensive income	950,024	331,764

Total shareholders' equity	5,359,048	2,022,260

Total liabilities and shareholders' equity	$21,246,002	$13,654,778

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenue	$1,053,367	$718,055	$2,056,633	$718,055

Cost of revenue	543,857	400,372	896,055	400,372

Gross profit	509,510	317,683	1,160,578	317,683

Selling, general and administrative expenses	310,808	260,857	811,914	425,561
Professional Fees	168,163	233,365	305,416	373,365
Depreciation and amortization	694,075	521,029	1,441,530	521,029

Loss from operations	(663,536)	(697,568)	(1,398,282)	(1,002,272)

Interest and other income (expense):
Settlement gain	1,300,692	-	1,300,692	-
Interest expense	(64,049)	(135)	(120,183)	(4,362)
Interest income	3,535	5,137	19,126	5,137
Gain on sale of securities	17,498	-	17,498	-
Other	(24,463)	-	(60,388)	-

Income (loss) before minority interest	569,677	(692,566)	(241,537)	(1,001,497)

Minority interest loss in Jinan Broadband	119,476	149,832	287,538	149,832

Income (loss) before income taxes	689,153	(542,734)	46,001	(851,665)

Income tax benefit	(6,433)	-	(12,866)	-

Net income (loss)	$695,586	$(542,734)	$58,867	$(851,665)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.00	$(0.02)
Diluted	$0.01	$(0.01)	$0.00	$(0.02)

Weighted average shares outstanding
Basic	50,297,145	49,694,044	50,185,120	42,902,897
Diluted	60,635,811	49,694,044	63,114,715	42,902,897

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$58,867	$(851,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	91,250	50,748
Gain on settlement agreement	(1,300,692)	-
Gain on sale of marketable equity securities	(17,498)	-
Depreciation and amortization	1,441,530	521,029
Minority interest	(287,536)	(149,832)
Deferred income tax (benefit)	(12,866)	-
Change in assets and liabilities, net of effects of Jinan Broadband acquisition:
Accounts receivable	54,285	(111,764)
Inventory	(106,300)	(167,419)
Prepaid expenses and other assets	(11,408)	(101,328)
Accounts payable and accrued expenses	321,370	(195,909)
Deferred revenue	110,610	168,147
Other	46,512	33,309
Net cash provided by (used in) operating activities	388,124	(804,684)

Cash flows from investing activities:
Investment in Jinan Broadband	-	-
Investment deposit in Shandong Newspaper	(1,449,248)	-
Proceeds from sale of marketable equity securities	339,998	-
Acquisition of property and equipment	(1,115,686)	(175,611)
Net cash used in investing activities	(2,224,936)	(175,611)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	4,850,000	-
Proceeds from issuance of common stock	-	-
Proceeds from private placement offering	-	4,000,000
Issuance costs associated with private placement and convertible notes	(104,500)	(420,500)
Payable to Jinan Parent	231,864	(651,470)
Net cash provided by financing activities	4,977,364	2,928,030

Effect of exchange rates changes on cash	448,260	128,734

Net increase in cash	3,588,812	2,076,469
Cash at beginning of period	472,670	103,170

Cash at end of period	$4,061,482	$2,179,639

Supplemental Cash Flow Information:
Cash paid for interest	$-	$10,490
Notes payable converted to common stock	$-	$325,000
Shares issued as a penalty for non-registration of 7% Convertible Notes	$422,178	$-
Shares issued in lieu of cash for interest expense for January 2008 Convertible Notes	$56,711	$-

Acquisition of Jinan Broadband:
Fair value of assets acquired	$-	$11,497,317
Liabilities assumed	$-	$2,186,360
Consideration paid:
Cash paid	$-	$2,572,125
Cash amount owed	$-	$3,055,000
Minority interest	$-	$5,319,524

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

China Broadband, Inc., a Nevada corporation and its subsidiaries (“China Broadband”, “we,” “us,” or “the Company”) owns and operates, through its indirect subsidiary in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of August 1, 2008 (after the end of the quarter covered by this report), a television programming guide publication business joint venture in the Shandong Province of China (see Note 3 below). Through June 30, 2008, the principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. In addition, during this period, the Company, through a PRC based subsidiary joint venture, acquired a Shandong based print media and television programming guide business as provided in Note 3 below.

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB/A. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-KSB/A. In the opinion of management, this financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

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

Settlement Agreement

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger with a subsidiary of Jaguar as being violative of their employment agreements with the Company. The Settlement Agreement provided, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provided for the modification of employment agreements of both, Mr. Clive Ng, our Chairman and Mr. Yue Pu, our Vice Chairman and former Chief Financial Officer. The Settlement Agreement also called for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng transferred 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”) to the Company. The Cablecom Holdings Shares were transferred by Mr. Ng on an “as is basis”, except that such shares would have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings. The 390,000 Cablecom Holdings Shares were issued to the Company in April 2008 upon satisfaction of certain conditions in the Settlement Agreement, including, receipt of releases from certain parties listed therein and the shares have been registered for re-sale by Cablecom Holdings, subject to a lock up agreement.

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor. In addition, Mr. Ng waived his right to receive all accrued salary previously owed to him through January 11, 2008.

•
Mr. Ng assigned 7,017,814 shares of Common Stock owned beneficially by him to the investors (other than Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders.

•
Mr. Ng transferred to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases from such persons.

•
Chardan Capital, our placement agent for the January 2008 Financing and a party to the Settlement Agreement, completed the January 2008 Financing concurrently upon execution by all related parties of the Settlement Agreement.

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board.

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase our common stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from holders of the Investor Warrants. All releases were obtained as of May 2, 2008, resulting in the modification of all of the Investor Warrants.

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

The following table provides the details of the net gain the Company recognized as a result of the Settlement Agreement during the quarter ended June 30, 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Receipt of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

Simultaneous Closing of $4,971,250 Convertible Note and Warrant Financing, issuance of Shares and Warrants; January 2008 Financing

On January 11, 2008, simultaneously with the entry into the Settlement Agreement, we entered into and consummated a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of convertible notes (“Notes”) due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013 (the “January 2008 Financing”).

The gross proceeds of the offering were $4,850,000. Chardan Capital applied its 2.5% cash commission ($121,250) towards a subscription for Notes and Class A Warrants resulting in the issuance of an aggregate of $4,971,250 principal amount of Notes. Interest on the Notes compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not paid earlier. Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share (6,628,333 shares as of the issuance date). The Notes have “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of common stock or rights to acquire common stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price. Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment. In addition, the Notes are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

During the three months and six months ended June 30, 2008, the Company incurred approximately $64,000 and $120,000, respectively, in interest expense related to these Notes. Accrued interest on the Notes of approximately $64,000 at June 30, 2008 is included in accrued expenses in the consolidated balance sheet. With the consent of the Note holders, in May 2008 the Company issued 75,614 shares to the Note holders in lieu of cash of approximately $56,000 for interest accrued through March 31, 2008. In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of 2.5% based on the total amount sold to investors, or $121,250 based on $4,850,000 of principal amount of Notes issued to other investors, which fee has, pursuant to the terms of their engagement agreement, been applied their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s common stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company recognized the fair value of the Broker Warrants of $226,835 as debt issuance costs and is amortizing such value over the five year life of the Convertible Notes.

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

Release of Lock - Up Agreements

Prior to the assignment of the above shares to the January 2008 Financing investors, the Company, 88 Holdings, Inc., China Broadband Partners, Ltd., BCGU, LLC, MVR Investments, LLC, Stephen P. Cherner and WestPark Capital, Inc. were each shareholder parties to a Lock-Up Agreement dated as of January 23, 2007 (the “Lock-Up Agreement”). The Lock-Up Agreement provided that each such shareholder shall only be permitted to sell 5% of the shares originally issued to them as scheduled in the Lock-Up Agreement, during any 30 day period and, that the Company’s management may review the lock up provisions and increase the number of shares that may be sold provided that, among other conditions, such modification is made pari pasu among all shareholders subject to the Lock-Up Agreement based on their share ownership. As a condition subsequent to the January 2008 Financing requested by Chardan Capital, and to remove any contractual restrictions relating to the 7,017,084 shares of Common Stock assigned by Mr. Ng to the Note investors to facilitate the financing, the Company and each of the shareholder parties to the Lock-Up Agreement agreed to the termination of this Lock-Up Agreement for all parties effective as of January 13, 2008.

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

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper businesses and transfer certain employees, to Shandong Media in exchange for a 50% ownership interest in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, the Cooperation Agreement provides for total initial consideration from of approximately $1.4 million (based on prevailing exchange rates at the time for 10 million RMB) which would be contributed to Shandong Media as working and acquisition capital. The Company has paid approximately $1,400,000 towards the initial consideration which is classified within “Other Assets” in the consolidated balance sheet as of June 30, 2008.

In addition to the initial purchase price of $1.4 million, the Shandong Newspaper Cooperation Agreement provides for additional consideration of between 5 million RMB and 20 million RMB (approximately $757,757 and $3,000,000 based on current exchange rates), to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total purchase price of between $2.2 Million and $4.5 based on current exchange rates.

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

The Company closed this transaction during the second quarter of 2008 with it becoming effective upon the creation of the joint venture entity which entity was created in August 2008. The results of the Shandong Newspaper Business will be consolidated with the Company’s consolidated financial statements as of August 1, 2008.

4.   Convertible Notes

On January 11, 2008, as described in Note 2 above, the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. During the three and six months ended June 30, 2008 the Company incurred $64,000 and $120,000, respectively, in interest expense related to these Notes. Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents in May 2008, with the consent of the Note holders, the Company issued 75,614 shares to the Note holders in lieu of cash of approximately $56,000 for interest accrued through March 31, 2008. In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008. No assurance can be made that these holders will be willing to accept stock in lieu of cash payments for interest in future payments.

5. Marketable Equity Securities

The Company holds investments in certain available for sale marketable equity securities all of which consist of the Cablecom Holdings Shares. Available-for-sale securities are carried at estimated fair value, based on available information. As of June 30, 2008 the Company recorded and unrealized gain of $170,000 in accumulated other comprehensive income as a component of shareholders’ equity on the balance sheet related its available for sale marketable equity securities.

During June 2008, the Company sold 50,000 Cablecom Holdings Shares for gross proceeds of approximately $340,000. As a result of this sale, the Company recognized a gain from the sale of these securities of approximately $18,000.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At June 30, 2008, no write down was required to record other than temporary impairment of securities.

Assets measured at fair value on a recurring basis

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 157 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,061,482	$-	$-	$4,061,482
Marketable equity securities	2,363,000	-	-	2,363,000
	$6,424,482	$-	$-	$6,424,482

The Company’s investments in cash equivalents consist of short-term (less than 90 days) investments in checking, savings and bank money market funds and are priced at fair value and actively traded, thus recorded in Level 1 above.

The Company’s investments in short-term marketable equity securities are exposed to price fluctuations. The fair value measurements for short-term marketable equity securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets and the length of time to liquidate an equity investment.

6.   Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common shares outstanding assuming exercise of dilutive warrants, options and convertible notes, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company’s common stock during each respective period.

The following table sets forth the computation of basic earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$695,586	$(542,734)	$58,867	$(851,665)

Denominator:
Weighted average common
shares outstanding	50,297,145	49,694,044	50,185,120	42,902,897

Basic earnings (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$695,586	$(542,734)	$58,867	$(851,665)
Add: Convertible Note Interest	63,673	-	119,807	-

	$759,259	$(542,734)	$178,674	$(851,665)

Denominator:
Weighted average common shares outstanding - Basic	50,297,145	49,694,044	50,185,120	42,902,897

Incremental shares from assumed conversion of stock options, warrants and convertible note	10,338,666	-	12,929,595	-

Weighted average common shares outstanding - Diluted	60,635,811	49,694,044	63,114,715	42,902,897

Diluted earnings (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

The computation of diluted earnings (loss) per share for the three and six months ended June 30, 2008 excluded the 4,000,000 warrants issued in the 2007 Private Placement as their inclusion would have been antidilutive.

7.  Accumulated Other Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$695,586	$(542,734)
Other comprehensive income:
Unrealized gain on marketable equity securities	170,000	-
Currency translation adjustment	313,022	149,528

Comprehensive income (loss)	$1,178,608	$(393,206)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$58,867	$(851,665)
Other comprehensive income:
Unrealized gain on marketable equity securities	170,000	-
Currency translation adjustment	448,260	149,528

Comprehensive income (loss)	$677,127	$(702,137)

Changes in the components of Accumulated Other Comprehensive Income are attributable to the currency translation adjustment from the Renminbi to the US dollar and the unrealized gain on marketable equity securities. For the six months ended June 30, 2008, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2007	$331,764
Change for the six months ended June 30, 2008, net of taxes	618,260

BALANCE, June 30, 2008	$950,024

8.  Stock Based Compensation

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R) and recorded a charge of $0 and $8,216 during the three months and six months ended June 30, 2008, respectively, in connection with the issuance of stock options to employees.

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

As of June 30, 2008, the Company had total unrecognized compensation expense related to options granted to employees of $24,648, which will be recognized over a remaining average period of 3.75 years.

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

A summary of option activity under the Plan as of June 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	-	$-	-
Options granted	100,000	1.00	9.75
Options exercised	-	-	-
Options terminated and expired	-	-	-
Options outstanding at June 30, 2008	100,000	$1.00	9.75

Options exercisable at June 30, 2008	25,000	$1.00	9.75

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants described in Note 1 above, the Company has issued warrants to investors and service providers to purchase shares of the Company at a fixed exercise price and for a specified period of time. The following table outlines the warrants outstanding as of June 30, 2008:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date

Maxim Financial Corporation	3,974,800	$0.60	1/11/2013
WestPark Capital, Inc.	640,000	$0.60	1/11/2013
BCGU LLC	500,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	1/11/2013
Chardan Capital Broker Warrants	1,131,667	$0.50	6/11/2013
Other Warrants	67,500	$0.60	3/13/2013

	16,942,300

On January 11, 2008, as part of the Settlement Agreement described above, the Company agreed to extend the expiration date of the Maxim Financial Corporation, WestPark Capital, BCGU and the 2007 Private Placement Investor warrants issued in 2007 until January 11, 2013. As described in Note 2 the Company recorded an expense of $1,426,862 during the quarter ended June 30, 2008 as a result of the extension of these warrants.

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

Pursuant to an agreement entered into in April 2007, the Company also issued warrants to a consultant for services provided on March 13, 2008, exercisable at $.60 per share. The Company incurred an expense of $14,198 during the six months ended June 30, 2008 related to the issuance of these warrants and had total unrecognized compensation expense related to these warrants of $7,099, which will be recognized in April 2009.

The following table provides the details of the total stock based compensation during the six months ended June 30, 2008:

Stock option expense	$8,216
Warrant expense	14,198
Stock issued in lieu of interest	56,711
Stock issued as non registration penalty	12,125

Total stock compensation expense	$91,250

9.   Intangible Asset

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

As of June 30, 2008 our only intangible asset relates to the purchase price associated with the service agreement resulting from our Jinan Broadband subsidiary acquisition. In accordance with SFAS No. 142, the Company is amortizing this service agreement over the 20 year term of this agreement, resulting in a recorded amortization expense of approximately $26,000 and $51,000 during the three and six months ended June 30, 2008, respectively.

10.  Income Taxes

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

[RL NOTE- if there is any change in the way we are accounting for things this quarter, for example, how we now amortize prepaids that should be indicated and the result of the same should be indicated. Even if we do not have a material change in the numbers, since this is a material change in our methodologies, it could be material and should be noted separately. Same with any other changes that we may have been implementing as a result of the SEC LETTERS]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Background

We own and operate, through our indirect subsidiary in the People’s Republic of China (“PRC”), a cable broadband business based in the Jinan region of China and, effective August 1, 2008, acquired a television programming guide publication business joint venture in the Shandong Province of China (see below and Note 3 to Financial Statements above). Currently, our principal activity is providing cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. We operate in a single segment.

Settlement Agreement

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Yue Pu, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”), pursuant to which the parties released certain potential claims against one another, as more fully set forth in our financial statements in this report. .

The following table provides the details of the net gain the Company recognized as a result of the Settlement Agreement during the quarter ended June 30, 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Receipt of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

Issuance of Share in Lieu of Cash Interest Payments on Convertible Notes

On January 11, 2008, simultaneously with the entry into the Settlement Agreement, we entered into and consummated a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of convertible notes (“Notes”) due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013 (the “January 2008 Financing”).

During the three months and six months ended June 30, 2008, the Company incurred approximately $64,000 and $120,000, respectively, in interest expense related to the $4,971,250 of Convertible Promissory Notes Issued January 11, 2008 (the “Notes”). The Notes provided that interest thereon could be paid by issuance of shares of Common Stock at a value of 1 share for each $.75 of interest being paid. Accrued interest on the Notes of approximately $64,000 at June 30, 2008 is included in accrued expenses in the consolidated balance sheet. With the consent of the Note holders, in May 2008 the Company issued 75,614 shares to the Note holders in lieu of cash of approximately $56,000 for interest accrued through March 31, 2008. In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008.

Results of Operations

The following table presents the increases (decreases) in each major statement of operations category for the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007, respectively. The following discussion of “Results of Operations” references these increases (decreases).

	Increase (Decrease) in Consolidated		Increase (Decrease) in Consolidated
	Statements of Operations Categories		Statements of Operations Categories
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Amount ($)%		Amount ($)%

Revenue	$335,312	47%	$1,338,578	186%

Cost of revenue	143,485	36%	495,683	124%

Gross profit	191,827	60%	842,895	265%

Selling, general and administrative	30,123	12%	386,353	91%
Professional fees	(65,202)	-28%	(67,949)	-18%
Depreciation and amortization	192,874	37%	920,501	177%

Loss from operations	34,032	-5%	(396,010)	40%

Interest and other income (expense), net	1,228,211	24554%	1,155,970	149157%

Income before minority interest	1,262,243	-182%	759,960	-76%

Minority interest loss in Jinan Broadband	(30,356)	-20%	137,706	92%

Income before income taxes	1,231,887	-227%	897,666	-105%

Income tax benefit	(6,433)	-	(12,866)	-

Net income	$1,238,320	-228%	$910,532	-107%

The Company was a development stage company with no business operations during the first three months 2007. Effective January 23, 2007 we acquired China Broadband, Ltd. (“China Broadband Cayman”) and its operations which was already a party to a Cooperation Agreement to acquire PRC based Jinan Broadband. Effective April 1, 2007, China Broadband Cayman and our WFOE completed the acquisition of the Jinan Broadband subsidiary. During the first three months of 2007 Jinan Broadband did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition. Accordingly, Jinan Broadband results for the first three months of 2007 are not included for comparative purposes as management believes that they are not meaningful.

Our revenues are principally based on the number of paying cable broadband internet customers in the Shandong province of China. As of June 30, 2008 Jinan Broadband had approximately 59,000 active paying subscribers for its services in this region as compared to 58,000 and 45,000 at December 31, 2007 and 2006, respectively. The increase is a result of increased efforts on internal growth by Jinan Broadband after our acquisition of them.

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

Our cost of revenue consists primarily of the costs of products or services sold to customers and personnel and other direct costs associated with providing technical services. In the future, we may expand or alter our pricing structures and policies. These changes would negatively reduce our gross margins. We may also offer cross promotional discounts with other assets that we acquire in order to grow overall company revenue to draw attention to our other product offerings. In addition to pricing strategy, our gross margins will fluctuate based on other factors, including:

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

Revenue for the three months ended June 30, 2008 was approximately $1,053,000 as compared to approximately $718,000 for the three months ended June 30, 2007 and increase of approximately $335,000 or 47%. The increase in revenue is primarily attributable to the increased number of paying subscribers during the three months ended June 30, 2008 of 59,000 as compared to the 45,000 paying subscribers during the three months ended June 30, 2007. Revenue consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for the three months ended June 30, 2008 was approximately $510,000 as compared to $318,000 for the three months ended June 30, 2007, an increase of approximately $192,000 or 60%. Gross profit as a percentage of revenue was 48.4% for the three months ended June 30, 2008 as compared to 44.2% for the three months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 increased approximately $30,000 to $291,000 as compared to $261,000 for the three months ended June 30, 2007. Selling, general and administrative expenses during the 2008 period included salaries and personnel costs of approximately $184,000 and insurance costs of approximately $22,000. During the 2007 period selling general and administrative expenses included salaries and personnel costs of approximately $103,000 and sales, marketing and promotional expenses of approximately $56,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Professional Fees

Professional fees for the three months ended June 30, 2008 decreased by approximately $65,000 to $168,000 as compared to $233,000 for the three months ended June 30, 2008. Professional fees during the 2008 period included legal costs of approximately $89,000, accounting fees of approximately $63,000 and consultant costs of approximately $16,000. Professional fees during the 2007 period included legal costs of approximately $71,000, accounting fees of approximately $130,000 and consultant costs of approximately $33,000. The increased professional fees in the 2007 period related to the professional costs associated with the acquisition of Jinan Broadband. We expect our costs for professional services to remain significant as we continue to acquire new entities and implement our growth strategy as set forth.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2008 was approximately $714,000 as compared to $521,000 for the three months ended June 30, 2007. Depreciation and amortization expense during the 2008 period includes depreciation expense of $646,000 on the property, plant and equipment at our Jinan broadband subsidiary, $26,000 of amortization expense related to our service contract and $42,000 related to the amortization of debt issuance costs associated with the Convertible Note . Depreciation expense during the 2007 period primarily relates to the depreciation expense of $521,000 on the property, plant and equipment at our Jinan broadband subsidiary.

Interest and Other Income (Expense)

We recorded a net income amount of approximately $1,233,000, in interest and other income (expense) during the three months ended June 30, 2008. This amount consisted primarily of the net gain on the Settlement Agreement in the amount of approximately $1,301,000, the gain on the sale of marketable equity securities in the amount of $17,000, interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $64,000 and $24,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $3,000 of interest income earned on our cash balances. During the three months ended June 30, 2007 we recorded a net income amount of approximately $5,000 on our cash balances, in interest and other income (expense), net.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the three months ended June 30, 2008 and 2007 $119,000 and $150,000, respectively, of our operating losses were allocated to Jinan Parent.

Income Tax Benefit

Our income tax benefit was $6,000 and $0, respectively, for the three months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Revenue for the six months ended June 30, 2008 was approximately $2,057,000 as compared to approximately $718,000 for the six months ended June 30, 2007 and increase of approximately $1,339,000 or 186%. The increase in revenue is primarily attributable to our having operations for a full six months in the 2008 period as compared to only three months of operations in the 2007 period as well as the increased number of paying subscribers during the six months ended June 30, 2008 of 59,000 as compared to the 45,000 paying subscribers during the six months ended June 30, 2007. Revenue consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services. We expect that our revenues will increase as we continue to grow our business and add new regions.

Gross Profit

Gross profit for the six months ended June 30, 2008 was approximately $1,161,000 as compared to $318,000 for the six months ended June 30, 2007, an increase of approximately $843,000 or 265%. Gross profit as a percentage of revenue was 56.4% for the six months ended June 30, 2008 as compared to 44.2% for the six months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 increased approximately $386,000 to $812,000 as compared to $426,000 for the six months ended June 30, 2007. The increase is primarily attributable to our having operations for a full six months in the 2008 period as compared to only three months of operations in the 2007 period. Selling, general and administrative expenses during the 2008 period included salaries and personnel costs of approximately $479,000, network connection costs of $93,000 and insurance costs of approximately $41,000. During the 2007 period selling general and administrative expenses included salaries and personnel costs of approximately $139,000, sales, marketing and promotional expenses of approximately $69,000 and travel expense of $86,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business and add new regions.

Professional Fees

Professional fees for the six months ended June 30, 2008 decreased by approximately $68,000 to $305,000 as compared to $373,000 for the six months ended June 30, 2008. Professional fees during the 2008 period included legal costs of approximately $126,000, accounting fees of approximately $115,000 and consultant costs of approximately $64,000. Professional fees during the 2007 period included legal costs of approximately $73,000, accounting fees of approximately $145,000 and consultant costs of approximately $156,000. The increased professional fees in the 2007 period related to the professional costs associated with the share exchange and the acquisition of Jinan Broadband. We expect our costs for professional services to remain significant as we continue to acquire new entities and implement our growth strategy as set forth.

Depreciation and Amortization

Depreciation expense for the six months ended June 30, 2008 was approximately $1,442,000 as compared to $521,000 for the six months ended June 30, 2007. The increase is primarily attributable to our having operations for a full six months in the 2008 period as compared to only three months of operations in the 2007 period. Depreciation and amortization expense during the 2008 period includes depreciation expense of $1,348,000 on the property, plant and equipment at our Jinan broadband subsidiary, $51,000 of amortization expense related to our service contract and $42,000 related to the amortization of debt issuance costs associated with the Convertible Note . Depreciation expense during the 2007 period primarily relates to the depreciation expense of $521,000 on the property, plant and equipment at our Jinan broadband subsidiary.

Interest and Other Income (Expense)

We recorded a net income amount of approximately $1,157,000, in interest and other income (expense) during the six months ended June 30, 2008. This amount consisted primarily of the net gain on the Settlement Agreement in the amount of approximately $1,301,000, the gain on the sale of marketable equity securities in the amount of $17,000, interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $120,000, the expense related to our requirement to issue new shares in the amount of $12,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes issued by China Broadband Cayman in 2006 and assumed by the Company upon the purchase of China Broadband Cayman in the time frame required and $47,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $19,000 of interest income earned on our cash balances.

During the six months ended June 30, 2007 we recorded a net income amount of approximately $1,000 in interest and other income (expense), net which consisted of $5,000 in interest income earned on our cash balances offset by $4,000 of interest expense.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent. During the six months ended June 30, 2008 and 2007 $287,000 and $150,000, respectively, of our operating losses were allocated to Jinan Parent.

Income Tax Benefit

Our income tax benefit was $13,000 and $0, respectively, for the six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

As of June 30, 2008 we had $4,061,000 of cash on hand and working capital of $929,000. As of June 30, 2008, we had total current liabilities of $6,427,000.

On January 11, 2008 we entered into and consummated a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. In March 2008, we used approximately $3.2 million of these proceeds to fund our second payment for our purchase of Jinan Broadband. In addition, in March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.2 million to fund the remaining portion of our required working capital contribution. During the three months ended June 30, 2008, the Company incurred $64,000 in interest expense related to these notes which is included in accrued expenses in the consolidated balance sheet. With the consent of the Note holders, in May 2008, the Company issued an aggregate of 75,614 shares to the Note holders in lieu of cash of approximately $56,000 for the interest accrued as of March 31, 2008. In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008. In addition, in April 2008 we received the 390,000 Cablecom Holdings Shares that were part of the Settlement Agreement described above and recorded a gain of $2,515,000 upon receipt of the shares. In June 2008 the Company sold 50,000 of the Cablecom Holdings Shares on the open market and received gross proceeds of $340,000 and recorded a gain on the sale of approximately $17,000.

Cash Flows

Operating activities for six months ended June 30, 2008 and 2007, after adding back non-cash items (used) cash of approximately $(27,000) and $(430,000), respectively. During such period other changes in working capital provided (used) cash of approximately $415,000 and $(375,000) respectively, resulting in cash being provided by (used in) operating activities of $388,000 and $(805,000), respectively.

Investing activities for six months ended June 30, 2008 and 2007 used cash of $2,225,000 and $176,000, respectively. The 2008 amounts consisted of additions to property and equipment in the amount of $1,116,000 and the down payment for the acquisition of Shandong Newspaper in the amount of $1,449,000 partially offset by the proceeds from the sale of 50,000 Cablecom Holdings Shares in the amount of $340,000. The 2007 amount consisted solely of additions to property and equipment.

Financing activities for six months ended June 30, 2008 and 2007 provided cash of $4,977,000 and $2,928,000, respectively. For 2008, this amount consisted of proceeds from the issuance of the convertible notes of $4,850,000 partially offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $232,000. For 2007, this amount included proceeds from the private placement of $4,000,000 partially offset by $421,000 of payments related to issuance costs associated with the private placement offering and a decrease in the payable to Jinan Parent in the amount of $651,000.

Our WOFE and our Jinan Broadband subsidiary, which is our only operating subsidiary as of June 30, 2008, are located in China. All of their operations are conducted in the local currency of the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $448,000 and $129,000 during the six months ended June 30, 2008 and 2007.

Need for Additional Capital

We have raised $4.85 million (net of cost of capital and expenses) in our January 2008 Financing in order to fund our second payment for our purchase of Jinan Broadband, which payment was due in January of 2008, to acquire Shandong Newspaper and to cover the cost of interim operations. We made the second and last payment for Jinan Broadband in March of 2008 and incurred no penalty for making this payment in March.

In March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.1 million to fund the remaining portion of our required working capital contribution. Additional capital will be needed to make payments to Shandong Media in the event that certain revenue thresholds are met (See “Recent Events” below). Pursuant to the Settlement Agreement, we received 390,000 shares of Cablecom Holdings Shares from Mr. Ng, in April 2008 of which 260,000 are subject to lock-up provisions that expire within the next 12 months. In June 2008 the Company sold 50,000 of the Cablecom Holdings Shares on the open market and received gross proceeds of $340,000. Management does not believe that the Company has sufficient capital to continue its growth and acquisition strategy without raising additional capital and/or liquidating more of the Cablecom Holdings Shares.

We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based broadband, internet and cable businesses. Our strategy also includes the purchasing of other complimentary media assets in the same regions.

Our first purchase of this nature was the completion of our acquisition of Shandong Newspaper in August 2008 in a Joint Venture. Shandong Newspaper’s business includes three main magazines: Shandong Broadcast & TV Weekly (Newspaper), TV Weekly Magazine and Modern Movie Times Magazine (Bi-Weekly). We intend to invest our acquisition cost in this Joint Venture to increase sales and advertising revenues of its periodicals in order to become profitable, and to cross market with our other asset, Jinan Broadband. No assurance can be made that we will be able to raise capital if and as needed to implement this business plan or, if implemented, that it will be successful.

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

Dividends

PRC regulations prevent the payment of dividends absent compliance with certain rules and obtaining appropriate government consents, which we believe will not happen in the near future, if ever. Moreover, even if we are profitable we intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. Accordingly, we do not expect to declare dividends in the foreseeable future.

Financial Commitments

The Company pays approximately $55,000 (400,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis.

The Company utilizes approximately 1,000 square feet of space from Maxim Financial Corporation for its corporate headquarters for a monthly rental fee of $2,000. Maxim Financial Corporation provided consulting services to the Company during the years ended December 31, 2007 and 2006 has agreed to discharge all rental costs under the terms of its consulting agreement with the Company through December 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008.

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

Pursuant to the Cablecom Lock Up Agreement, the Company has agreed that without the consent of China Cablecom Holdings, except as otherwise provided in the Lock Up Agreement (i) until the earlier of the date (the "Trade Commencement Date"), that (x) is six months after April 9, 2008 , and (y) a registration statement with respect to such Shares, shall be declared effective by the Securities and Exchange Commission (which was declared effective on May 2, 2008), the Company shall not directly or indirectly offer, sell, contract to sell, gift, exchange, assign, pledge or otherwise encumber or dispose of the Shares (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition, (whether by actual disposition or effective economic disposition due to cash settlement or otherwise), or any affiliate of the Company other than China Cablecom Holdings, or any person in privity with the Company or any affiliate of the Company, other than China Cablecom Holdings), directly or indirectly, including the establishment or increase in a put equivalent position or liquidation or decrease in a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder (each of the foregoing referred to as a "Disposition"); (ii) for a period of 6 months after the Trade Commencement Date, not to effect a Disposition of more than 33⅓% of his Closing Shares and Escrow Shares, if any such Escrow Shares have been released as of such time and (iii) for a period of 12 months after the Trade Commencement Date not to effect a disposition of more than 66⅔% of the Shares, if any such Escrow Shares have been released as of such time.

The foregoing is a summary only of the Lock Up Agreement. A registration statement with respect to the Cablecom Holdings Shares was declared effective on May 2, 2008, however, no assurance can be made that the registration statement will remain effective for any period of time, or that the shares will be liquid at favorable prices at times that the Company desires and is able to sell such shares.

Warrant Extensions

During the second quarter of 2008, and as a result of the receipt of releases from certain holders of warrants issued in the Company’s private placement of 8,000,000 shares of common stock and 4,000,000 warrants exercisable at $2.00 per share (the “Investor Warrants”) in 2007, as contemplated by the Settlement Agreement, the Company extended the expiration dates of all 4,000,000 Investor Warrants from March of 2009, through January 11, 2013.

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

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above contributed their entire Shandong Newspaper businesses and transfered certain employees, to Shandong Media in exchange for a 50% ownership interest in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, pursuant to the Shandong Newspaper Cooperation Agreement provides we made an initial payment of approximately $1.4 million (based on prevailing exchange rates at the time for 10 million RMB) which was contributed to Shandong Media as working and acquisition capital. Accordingly, approximately $1,400,000 was recorded within “Other Assets” in the consolidated balance sheet as of June 30, 2008.

In addition to the initial purchase price of $1.4 million, the Shandong Newspaper Cooperation Agreement provides for additional consideration of between 5 million RMB and 20 million RMB (approximately $757,757 and $3,000,000 based on current exchange rates), to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total purchase price of between $2.2 Million and $4.5 based on current exchange rates.

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

The Company closed this transaction during the second quarter of 2008 with it becoming effective upon the creation of the joint venture entity which entity was created in August 2008. Accordingly, the results of the Shandong Newspaper Business will be consolidated with the Company’s consolidated financial statements as of August 1, 2008.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at August 7, 2008 was approximately 6.87 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

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

The Company primarily invests its cash in checking, bank money market and savings accounts. As of August 7, 2008, the Company had not entered into any type of hedging or interest rate swap transaction.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 2008, the Company’s management determined that it is required to amortize revenues from prepaid subscribers in our Jinan Broadband internet business, and accordingly implemented internal controls to record invoicing of prepaid internet services. Other than the foregoing, there have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008. Nonetheless, because of previous late filings during the 2007 year and because of our PRC operations, management has retained a PRC based consultant to assist with financial accounting processing and reporting. In addition, as a result of managements assessment that prepaid internet services should be amortized, management has set up internal controls to record and assess prepaid internet services on an ongoing basis as well as historically.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not made any sales of unregistered Securities during the quarter ended June 30, 2008 or thereafter other than has been disclosed in Current Reports on Form 8-K.

In May 2008 the Company issued, an aggregate of 75,614 shares to the ten Note holders (all of whom are accredited investors) in lieu of interest through March 31, 2008, plus late penalty fees. In July 2008, the Company issued an aggregate of 85,333 shares to these ten Note holders, in lieu of cash interest of approximately $64,000 through June 30, 2008. The Company believes that this issuance was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) as this issuance of restricted shares was only made to certain accredited investors and not pursuant to an offering or other public distribution.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned on August 19, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)