Form 10KSB/A
period 2007-12-31
CHINA BROADBAND INC
filed 2008-09-30
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

 Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 2 (“Amendment No. 2”) to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on April 15, 2008 (the “Original Filing”) and which was amended by the filing of Amendment No. 1 to the Original Filing on August 18, 2008 (“Amendment No. 1”) so as to restate our financial statements for the year ending December 31, 2007. The reasons for the restatement related to the finding of the board of directors of China Broadband, Inc. (the “Company”) that its previously issued financial statements for certain periods could no longer be relied upon because of (i) the Company’s discovery of previously unrecognized deferred revenues from payments received from customers, and (ii) the incorrect application of U.S. generally accepted accounting principles (“GAAP”) with respect to the recognition of revenues from prepaid internet service contracts. This Amendment No. 2 to the Form 10- KSB only amends and restates information in “Item 8(A)T Controls and Procedures” found in Part II, so as to indicate the findings of the Company’s management with respect to its internal controls as a result of the previous restatement. The Company’s management has also updated its certifications filed as exhibits to this Report.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of and for the year ending December 31, 2007. However, this Form 10-KSB/A only amends and restates the Item number described above to reflect the effects of the restatement and revised internal controls findings and no attempt has been made to modify or update other disclosures presented in the original filing.

Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events.

Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A is not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the original report concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Management of the Company realizes that the assessment process is an ongoing one. Subsequent to the conclusion as to the effectiveness of the disclosure controls and procedures in the original filing, the Company determined that an accounting principle was incorrectly applied and that its financial statement required restatement as provided in Amendment No. 1 to Form 10-K.

At the time of restatement, the Company's certifying officers reviewed the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company has had previous late filings in the past. Accordingly the Company hired an outside consulting firm in the PRC to supplement the accounting personnel at the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on September 29, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Marc Urbach	President (Principal Executive Officer)	September 29, 2008
Marc Urbach

/s/ Yue Pu	Vice Chairman of China Broadband, Ltd.	September 29, 2008
Yue Pu	and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer and Director

/s/ Clive Ng	Chairman, Director	September 29, 2008
Clive Ng

/s/ James Cassano	Director	September 29, 2008
James Cassano

Director
David Zale

/s/ Jonas Grossman	Director	September 29, 2008
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