Form 10-Q
period 2008-09-30
CHINA BROADBAND INC
filed 2008-11-19
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark
One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
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
Yes ☐ No ☒

As of November 18, 2008, the issuer had 50,500,398 shares of Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

CHINA BROADBAND, INC.

September 30, 2008 FORM 10-Q QUARTERLY REPORT

Forward Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by China Broadband, Inc. (the “company” ,“we”, “us” or “our”) contains or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of the company as well as estimates and assumptions made by its management. When used in the filings, the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the company or its management, identify forward looking statements. Such statements reflect the current view of the company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the company. Such forward-looking statements include statements regarding, among other things:

•
our ability to satisfy our obligations under our agreements with respect to our 2007 acquisition of the cable broadband business of Jinan Guangdian Jiahe Digital Television Co., Ltd. located in mainland People’s Republic of China (the “PRC” or “China”),

•
our ability to satisfy our obligations under our agreements relating to the recent acquisition of Shandong Radio & Broadcasting Newspaper Group in the PRC, which include, among other things, our requirement to make additional payments if its performance goals are met,

•	our anticipated needs for working capital and our difficulty in raising additional capital given the current credit crises and the current economic environment,

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$5,131,815	$472,670
Marketable equity securities	799,000	-
Accounts receivable	30,663	136,655
Inventory	881,973	642,313
Prepaid expenses	5,252	14,781
Other current assets	49,713	73,947

Total current assets	6,898,416	1,340,366

Property and equipment, net	9,807,915	10,333,105
Intangible assets	2,996,708	1,981,307
Other assets	1,092,195	-

Total assets	$20,795,234	$13,654,778

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,035,519	$835,257
Accrued expenses	573,004	554,073
Deferred revenue	1,351,137	1,252,313
Payable to Jinan Parent	3,548,932	3,308,443
Other current liabilities	26,732	25,905

Total current liabilities	6,535,324	5,975,991

Convertible notes payable	4,539,277	-
Deferred tax liability	347,373	366,672

Total liabilities	11,421,974	6,342,663

Minority interest in operating subsidiaries	5,968,322	4,879,802

Common shares to be issued	-	410,053

Commitments and contingencies

Shareholders' equity:
Preferred stock $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock $.001 par value; 95,000,000 shares authorized, 50,500,398 and 50,048,000 issued and outstanding	50,501	50,048
Additional paid-in capital	13,271,969	10,485,874
Accumulated deficit	(9,333,390)	(8,845,426)
Accumulated other comprehensive income (loss)	(584,142)	331,764

Total shareholders' equity	3,404,938	2,022,260

Total liabilities and shareholders' equity	$20,795,234	$13,654,778

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue	$1,880,806	$1,051,883	$3,937,439	$1,769,938

Cost of revenue	949,299	606,880	1,845,354	1,007,252

Gross profit	931,507	445,003	2,092,085	762,686

Selling, general and administrative expenses	582,085	275,020	1,393,999	700,581
Professional Fees	141,785	123,031	447,201	496,396
Depreciation and amortization	768,951	555,522	2,210,481	1,076,551

Loss from operations	(561,314)	(508,570)	(1,959,596)	(1,510,842)

Interest and other income (expense):
Settlement gain	-	-	1,300,692	-
Interest expense	(89,333)	(123)	(256,776)	(4,534)
Interest income	16,300	4,726	35,426	9,912
Gain on sale of securities	-	-	17,498	-
Other	349	(158,057)	(12,779)	(158,057)

Loss before minority interest	(633,998)	(662,024)	(875,535)	(1,663,521)

Minority interest loss in operating subsidiaries	80,734	122,766	368,272	272,598

Loss before income taxes	(553,264)	(539,258)	(507,263)	(1,390,923)

Income tax benefit	(6,433)	-	(19,299)	-

Net Loss	$(546,831)	$(539,258)	$(487,964)	$(1,390,923)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding
Basic	50,416,266	50,058,960	50,262,731	45,314,464
Diluted	50,416,266	50,058,960	50,262,731	45,314,464

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(487,964)	$(1,390,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	218,137	208,699
Gain on settlement agreement	(1,300,692)	-
Gain on sale of marketable equity securities	(17,498)	-
Depreciation and amortization	2,210,481	1,076,551
Minority interest	(368,272)	(272,598)
Deferred income tax (benefit)	(19,299)	-
Change in assets and liabilities, net of effects of Jinan Broadband and Shandong Newspaper acquisitions:
Accounts receivable	105,992	397,587
Inventory	(239,660)	428,816
Prepaid expenses and other assets	33,763	(83,396)
Accounts payable and accrued expenses	431,247	84,422
Deferred revenue	98,824	252,351
Other	(359,632)	(5,440)
Net cash provided by operating activities	305,427	696,069

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	339,998	-
Acquisition of property and equipment	(1,450,363)	(1,613,352)
Net cash used in investing activities	(1,110,365)	(1,613,352)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	4,850,000	-
Proceeds from private placement offering	-	4,000,000
Issuance costs associated with private placement and convertible notes	(104,500)	(420,500)
Payable to Jinan Parent	240,489	(1,247,865)
Net cash provided by financing activities	4,985,989	2,331,635

Effect of exchange rates changes on cash	478,094	164,437

Net increase in cash	4,659,145	1,578,789
Cash at beginning of period	472,670	103,170

Cash at end of period	$5,131,815	$1,681,959

Supplemental Cash Flow Information:
Cash paid for interest	$-	$10,490
Notes payable converted to common stock	$-	$325,000
Shares issued as a penalty for non-registration of 7% Convertible Notes	$422,178	$-
Shares issued in lieu of cash for interest expense for January 2008 Convertible Notes	$183,598	$-

Acquisition of Shandong Newspaper:
Fair value of assets acquired	$364,198	$-
Liabilities assumed	$-	$-
Consideration paid:
Cash paid	$1,311,113	$-
Cash amount owed	$145,679	$-
Minority interest	$1,456,792	$-

Acquisition of Jinan Broadband:
Fair value of assets acquired	$-	$11,497,317
Liabilities assumed	$-	$2,188,360
Consideration paid:
Cash paid	$-	$2,572,125
Cash amount owed	$-	$3,055,000
Minority interest	$-	$5,319,524

Convertible Note Issuance
Proceeds received from issuance of Convertible Notes	$4,850,000	$-
Debt issuance costs converted to Convertible Notes	$121,250	$-
Debt issuance costs not converted to Convertible Notes	$226,835	$-

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

China Broadband, Inc., a Nevada corporation and its subsidiaries (“China Broadband”, “we,” “us,” or “the Company”) owns and operates, through its indirect subsidiaries in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of July 1, 2008 a television programming guide publication business joint venture in the Shandong Province of China (see Note 3 below). The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its Jinan Broadband subsidiary. In addition, beginning July 2008 and as a result of our recently acquired Shandong Newspaper subsidiary, we provide a print based media and television programming guide business. See Note 3 below. The Company operates in the media segment.

The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-KSB, as amended. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-KSB, as amended. In the opinion of management, this financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng transferred 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”) to the Company. The Cablecom Holdings Shares were transferred by Mr. Ng on an “as is basis”, except that such shares would have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings. The 390,000 Cablecom Holdings Shares were issued to the Company in April 2008 upon satisfaction of certain conditions in the Settlement Agreement, including, receipt of releases from certain parties listed therein and the shares have been registered for re-sale by Cablecom Holdings, subject to a lock up agreement. 50,000 Cablecom Holdings Shares were sold in June 2008 for gross proceeds of approximately $340,000.

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to the employment agreements of such persons (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor. In addition, Mr. Ng waived his right to receive all accrued salary previously owed to him through January 11, 2008.

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

•	Chardan Capital, a party to the Settlement Agreement, completed the January 2008 Financing as placement agent, concurrently upon execution by all related parties of the Settlement Agreement.

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano were appointed as directors joining Messrs. Yue Pu and Clive Ng on the board.

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

The following table provides the components of the net gain the Company recognized as a result of the Settlement Agreement during the nine months ended September 30, 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Fair value of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

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

During the nine months ended September 30, 2008, the Company incurred $184,000 in interest expense related to these Notes. With the consent of the Note holders, in May 2008 the Company issued 75,614 shares to the Note holders in lieu of cash of approximately $56,000 for interest accrued through March 31, 2008. In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008 and on September 30, 2008 the Company issued an additional 85,057 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through September 30, 2008.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a cash placement agent fee of $121,250 (based on 2.5% of $4,850,000 of principal amount of Notes issued to other investors), which fee has, pursuant to the terms of their engagement agreement, been applied to their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants. In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s common stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”). The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company recognized the fair value of the Broker Warrants of $226,835 as debt issuance costs and is amortizing such value over the five year life of the Convertible Notes.

Assignment By Clive Ng of Shares to Investors

To incentivize the investors in the January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng, our Chairman and Majority Shareholder, assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors (other than Chardan Capital), at a nominal purchase price of $.01 per share.

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

Under the terms of the Shandong Newspaper Cooperation Agreement and related transaction documents, the Shandong Newspaper entities mentioned above will contribute their entire Shandong Newspaper businesses and transfer certain employees, to Shandong Media in exchange for a 50% ownership interest in Shandong Media, with the other 50% of Shandong Media to be owned by our PRC based operating subsidiary. In exchange therefore, the Cooperation Agreement provides for total initial consideration by us of approximately $1.4 million (based on prevailing exchange rates at the time for 10 million RMB) of which we contributed $1.3 million to date and will contribute an additional $100,000 to Shandong Media as working and acquisition capital. The Shandong Newspaper entities contributed approximately $92,000 of property and equipment, $44,000 of other tangible assets and will contribute an additional $229,000 of cash. This resulted in an intangible asset of approximately $1,092,000 which is recorded as “Intangible assets” in the accompanying September 30, 2008 balance sheet.

In addition to the initial purchase price of $1.4 million, the Shandong Newspaper Cooperation Agreement provides for additional consideration of between 5 million RMB and 20 million RMB (approximately $732,000 and $3,000,000 based on current exchange rates), to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met, for a total purchase price of between $2.1 and $4.4 million based on current exchange rates.

Specifically, in the event that audited annual net profits during the first fiscal year (i.e. calendar 2009) after closing of the transaction relating to the Shandong Newspaper Cooperation Agreement:

•
equals or exceeds 16 million RMB, then we will be required to contribute an additional 20 million RMB (or, approximately $3,000,000 presuming current exchange rates are in effect at such time) to the Shandong Media joint venture;

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then we will be required to contribute only an additional 5 million RMB (approximately US $732,000 presuming current exchange rates are in effect at such time).

The Shandong Newspaper Cooperation Agreement resulted in the creation of a Variable Interest Entity (“VIE”) as defined under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN-46R”). The intended result of the contractual arrangements is that, as of September 30, 2008 the economic risks and benefits of the Shandong Newspaper Business operations are being primarily borne by the Company. The Company has contributed more capital to date and may be required to make further capital contributions if Shandong Newspaper meets certain performance targets. The contractual arrangements in addition to the service agreements the Company has with the Shandong Newspaper parent companies, provide under the relevant principles of United States Generally Accepted Accounting Principles (“US GAAP”) for the consolidation of the results of operations of Shandong Newspaper, with 50% of the Shandong Newspaper net income included in the accompanying financial statements of the Company.

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

The Company closed this transaction during the second quarter of 2008 with it becoming effective upon the creation of the joint venture entity subsequently created and becoming operational in July 2008. The results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

4.   Convertible Notes

As described in Note 2 above, on January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. During the three and nine months ended September 30, 2008 the Company incurred $64,000 and $184,000, respectively, in interest expense related to these Notes. Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents during the nine months ended September 30, 2008, with the consent of the Note holders, the Company issued 244,799 shares to the Note holders in lieu of cash of approximately $184,000 for interest accrued through September 30, 2008. No assurance can be made that these holders will be willing to accept stock in lieu of cash payments for interest in future payments.

5. Marketable Equity Securities

The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of the Cablecom Holdings Shares. Available-for-sale securities are carried at estimated fair value, based on available information. As of September 30, 2008 the Company recorded an unrealized loss of $1,564,000 in accumulated other comprehensive income (loss) as a component of shareholders’ equity on the balance sheet related to its available for sale marketable equity securities.

During June 2008, the Company sold 50,000 Cablecom Holdings Shares for gross proceeds of approximately $340,000 leaving the Company with 340,000 Cablecom Holdings Shares. As a result of this sale, the Company recognized a gain from the sale of these securities of approximately $18,000.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At September 30, 2008, no write down was required to record other than temporary impairment of securities.

6.   Net Loss Per Share

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

7. Accumulated Other Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$(546,831)	$(539,258)
Other comprehensive income (loss):
Unrealized loss on marketable equity securities	(1,564,000)	-
Currency translation adjustment	29,834	35,703

Comprehensive loss	$(2,080,997)	$(503,555)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$(487,964)	$(1,390,923)
Other comprehensive income (loss):
Unrealized loss on marketable equity securities	(1,394,000)	-
Currency translation adjustment	478,094	185,231

Comprehensive loss	$(1,403,870)	$(1,205,692)

Changes in the components of Accumulated Other Comprehensive Income are attributable to the currency translation adjustment from the Renminbi to the US dollar and the unrealized loss on marketable equity securities. For the nine months ended September 30, 2008, the changes in Accumulated Other Comprehensive Loss are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2007	$331,764
Change for the nine months ended September 30, 2008	(915,906)

BALANCE, September 30, 2008	$(584,142)

8. Stock Based Compensation

The following table provides the details of the total stock based compensation during the nine months ended September 30, 2008 and 2007:

	2008	2007

Stock issued for consulting services	$-	$208,699
Stock option amortization	8,216	-
Warrant amortization	14,198	-
Stock issued in lieu of interest	183,598	-
Stock issued as non registration penalty	12,125	-

	$218,137	$208,699

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R) and recorded a charge of $0 and $8,216 during the three months and nine months ended September 30, 2008, respectively, in connection with the issuance of stock options to employees. During 2007 no options were outstanding and company incurred no charges during the three and nine months ended September 30, 2007.

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

As of September 30, 2008, the Company had total unrecognized compensation expense related to options granted to employees of $24,648, which will be recognized over a remaining average period of 3.50 years.

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

A summary of option activity under the Plan as of September 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	-	$-	-
Options granted	100,000	1.00	9.75
Options exercised	-	-	-
Options terminated and expired	-	-	-
Options outstanding at September 30, 2008	100,000	$1.00	9.75

Options exercisable at September 30, 2008	25,000	$1.00	9.75

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants described in Note 1 above, the Company has issued warrants to investors and service providers to purchase shares of the Company at a fixed exercise price and for a specified period of time. The following table outlines the warrants outstanding as of September 30, 2008:

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

	16,942,300

On January 11, 2008, as part of the Settlement Agreement described above, the Company agreed to extend the expiration date of the Maxim Financial Corporation, WestPark Capital, BCGU and the 2007 Private Placement Investor warrants issued in 2007 until January 11, 2013. As described in Note 2 the Company recorded an expense of $1,426,862 during the nine months ended September 30, 2008 as a result of the extension of these warrants.

On January 11, 2008 the Company issued warrants in connection with the January 2008 Financing of Notes and Class A Warrants to ten accredited investors and Chardan Capital as broker. The Company recorded the value of the Class A Warrants of $504,661 as a discount to the Notes issued therewith and is amortizing this discount over the five year life of the Notes.

On January 11, 2008 the Company issued the 1,131,667 Broker Warrants expiring June 11, 2013 (see Note 1 above) in connection with the January 2008 Financing to Chardan Capital as broker. The Company is recognizing the value of the Broker Warrants of $226,835 as debt issuance costs and in expensing the value over the five year life of the Convertible Notes.

Pursuant to an agreement entered into in April 2007, the Company also issued warrants to a consultant for services provided on March 13, 2008, exercisable at $.60 per share. The Company incurred an expense of $14,198 during the nine months ended September 30, 2008 related to the issuance of these warrants and had total unrecognized compensation expense related to these warrants of $7,099, which will be recognized in April 2009.

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

As of September 30, 2008 we had no goodwill and our intangible assets relate to the excess purchase price associated with the service agreement resulting from our Jinan Broadband and Shandong Newspaper acquisitions. At September 30, 2008 the company has recorded intangible assets of approximately $2,997,000 of which $1,904,000 relates to our acquisition of Jinan Broadband and $1,093,000 relates to our acquisition of Shandong Newspaper. In accordance with SFAS No. 142, the Company is amortizing the Jinan service agreement over the 20 year term of the agreement, resulting in a recorded amortization expense of approximately $26,000 and $77,000 during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the company has not finalized its determination of the fair value of its recent acquisition of Shandong Newspaper and therefore has not recorded any amortization regarding this acquisition during the three months ended September 30, 2008.

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

[Continued on Following Page]

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” in the forepart of this report and “Risk Factors” set forth in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007 and our Current Reports on Form 8-K, all of which should be read together.

Background

We own and operate, through our indirect subsidiaries in the People’s Republic of China (“PRC”), a cable broadband business based in the Jinan region of China and a television programming guide publication business joint venture in the Shandong Province of China (see below and Note 3 to Financial Statements above). Our principal activity is providing cable and wireless broadband and print based media and television programming guide services. We operate in the media segment. All references to dollar amounts herein which relate to operations or revenues from the PRC are converted to reflect RMB exchange rates to the US dollar.

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

The following table provides the details of the net gain the Company recognized as a result of the Settlement Agreement during the nine months ended September 30, 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Fair value of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

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

During the three months and nine months ended September 30, 2008, the Company incurred approximately $64,000 and $184,000, respectively, in interest expense related to the $4,971,250 of Convertible Promissory Notes Issued January 11, 2008 (the “Notes”). The Notes provided that interest thereon could be paid by issuance of shares of Common Stock at a value of 1 share for each $.75 of interest being paid. With the consent of the Note holders, during the nine months ended September 30, 2008 the Company issued 244,799 shares to the Note holders in lieu of cash of approximately $184,000 for interest accrued through September 30, 2008.

Results of Operations

The following table presents the increases (decreases) in each major statement of operations category for the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007, respectively. The following discussion of “Results of Operations” references these increases (decreases).

	Increase (Decrease) in Consolidated		Increase (Decrease) in Consolidated
	Statements of Operations Categories		Statements of Operations Categories
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Amount ($)%		Amount ($)%

Revenue	$828,923	79%	$2,167,501	122%

Cost of revenue	342,419	56%	838,102	83%

Gross profit	486,504	109%	1,329,399	174%

Selling, general and administrative	307,065	112%	693,418	99%

Professional fees	18,754	15%	(49,195)	-10%

Depreciation and amortization	213,429	38%	1,133,930	105%

Loss from operations	(52,744)	10%	(448,754)	30%

Interest and other income (expense), net	80,770	-53%	1,236,740	-810%

Income before minority interest	28,026	-4%	787,986	-47%

Minority interest loss in operating subsidiaries	(42,032)	-34%	95,674	35%

Income (loss) before income taxes	(14,006)	3%	883,660	-64%

Income tax benefit	(6,433)	-	(19,299)	-

Net income (loss)	$(7,573)	1%	$902,959	-65%

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

During 2007 and the first six months of 2008 Shandong Newspaper did not operate as its own separate entity and constituted assets within a business division that was separated out immediately prior to our acquisition of it. Accordingly, Shandong Newspaper results for 2007 and the first six months of 2008 are not included for comparative purposes as management believes that they are not meaningful.

Our revenues are principally based on the number of paying cable broadband internet customers in the Shandong province of China and the number of subscribers to our print media and television programming guide services. As of September 30, 2008 Jinan Broadband had approximately 59,000 active paying subscribers for its services in this region as compared to 58,000 and 45,000 at December 31, 2007 and 2006, respectively. The increase is a result of internal growth by Jinan Broadband after we acquired it. As of September 30, 2008 our Shandong Newspaper business had a readership base of approximately 240,000 people.

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

Revenue for the three months ended September 30, 2008 was approximately $1,881,000 as compared to approximately $1,052,000 for the three months ended September 30, 2007 and increase of approximately $829,000 or 79%. The increase in revenue is primarily attributable to our acquisition of Shandong Newspaper which provided us with approximately $720,000 of revenue during the period. In addition, the number of paying subscribers for our Jinan Broadband business increased during the three months ended September 30, 2008 as compared to the number of paying subscribers during the three months ended September 30, 2007. Revenue consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers, print media customers and other internet, cable, television and programming guide services. We expect that our revenues will increase as we continue to grow our business.

Gross Profit

Gross profit for the three months ended September 30, 2008 was approximately $932,000 as compared to $445,000 for the three months ended September 30, 2007, an increase of approximately $487,000 or 109%. Gross profit as a percentage of revenue was 49.5% for the three months ended September 30, 2008 as compared to 42.3% for the three months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 increased approximately $307,000 to $582,000 as compared to $275,000 for the three months ended September 30, 2007. The significant components of selling, general and administrative expenses during the 2008 period included salaries (including salaries to US personnel) and personnel costs of approximately $311,000 and rent expense of approximately $46,000. During the 2007 period the significant components of selling general and administrative expenses included salaries and personnel costs of approximately $130,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business by adding new subscribers.

Professional Fees

Professional fees for the three months ended September 30, 2008 increased by approximately $19,000 to $142,000 as compared to $123,000 for the three months ended September 30, 2008. Professional fees during the 2008 period included legal costs of approximately $35,000, accounting fees of approximately $82,000 and consultant costs of approximately $25,000. Professional fees during the 2007 period included legal costs of approximately $41,000, accounting fees of approximately $49,000 and consultant costs of approximately $33,000. We expect our costs for professional services to remain significant.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2008 was approximately $769,000 as compared to $556,000 for the three months ended September 30, 2007. Depreciation and amortization expense during the 2008 period includes depreciation expense of $720,000 on our property, plant and equipment, $26,000 of amortization expense related to our service contract and $23,000 related to the amortization of debt issuance costs associated with the Convertible Note . Depreciation expense during the 2007 period primarily relates to the depreciation expense of $556,000 on our property, plant and equipment in the PRC.

Interest and Other Income (Expense)

We recorded net interest expense of approximately $73,000, in interest and other income (expense) during the three months ended September 30, 2008. This amount consisted primarily of interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $64,000 and $25,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $16,000 of interest income earned on our cash balances. During the three months ended September 30, 2007 we recorded a net loss amount of approximately $153,000. This amount consisted primarily of the expense related to our requirement to issue new shares in the amount of $158,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes in the time frame required. This amount was partially offset by interest income earned on our cash balances.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent and 50% of the operating loss of our Shandong Newspaper subsidiary is allocated to the our Shandong Newspaper joint venture partner. During the three months ended September 30, 2008 and 2007, $81,000 and $123,000, respectively, of our operating losses were allocated to these entities.

Income Tax Benefit

Our income tax benefit was $6,000 and $0, respectively, for the three months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

Revenue for the nine months ended September 30, 2008 was approximately $3,937,000 as compared to approximately $1,770,000 for the nine months ended September 30, 2007 an increase of approximately $2,168,000 or 122%. The increase in revenue is attributable to (i) our acquisition of Shandong Newspaper that provided us with approximately $720,000 of revenue during the period; (ii) the inclusion of our Jinan Broadband’s operations for a full nine months in the 2008 period as compared to only six months of operations in the 2007 period; and (iii) the increased number of paying subscribers during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Revenue consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers, print media customers and other internet, cable, television and programming guide services. We expect that our revenues will increase as we continue to grow our business.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was approximately $2,092,000 as compared to $763,000 for the nine months ended September 30, 2007, an increase of approximately $1,329,000 or 174%, which increase was due primarily to the Shandong Newspaper acquiisition. Gross profit as a percentage of revenue was 53.1% for the nine months ended September 30, 2008 as compared to 43.1% for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased approximately $693,000 to $1,394,000 as compared to $701,000 for the nine months ended September 30, 2007. The increase is primarily attributable our acquisition of Shandong Newspaper during the period and to our inclusion of operations at Jinan Broadband for a full nine months in the 2008 period as compared to only six months of operations in the 2007 period. The significant components of selling, general and administrative expenses during the 2008 period included salaries and personnel costs of approximately $803,000, network connection costs of $93,000 and rent expense of approximately $58,000. During the 2007 period the significant components of selling general and administrative expenses included salaries and personnel costs of approximately $277,000, network connection costs of $40,000, rent expense of $36,000 and travel expense of $100,000. We expect that our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Professional fees for the nine months ended September 30, 2008 decreased by approximately $49,000 to $447,000 as compared to $496,000 for the nine months ended September 30, 2008. Professional fees during the 2008 period included legal costs of approximately $161,000, accounting fees of approximately $197,000 and consultant costs of approximately $75,000. Professional fees during the 2007 period included legal costs of approximately $114,000, accounting fees of approximately $193,000 and consultant costs of approximately $189,000. The increased professional fees in the 2007 period related to the professional costs associated with the share exchange and the acquisition of Jinan Broadband. We expect our costs for professional services to remain significant.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2008 was approximately $2,210,000 as compared to $1,077,000 for the nine months ended September 30, 2007. The increase is primarily attributable our acquisition of Shandong Newspaper during the period and to our inclusion of operations at Jinan Broadband for a full nine months in the 2008 period as compared to only six months of operations in the 2007 period. Depreciation and amortization expense during the 2008 period includes depreciation expense of $2,068,000 on our property, plant and equipment, $77,000 of amortization expense related to our service contract and $66,000 related to the amortization of debt issuance costs associated with the Convertible Note . Depreciation expense during the 2007 period primarily relates to the depreciation expense of $1,077,000 on our property, plant and equipment.

Interest and Other Income (Expense)

We recorded a net income amount of approximately $1,084,000, in interest and other income (expense) during the nine months ended September 30, 2008. This amount consisted primarily of the net gain on the Settlement Agreement in the amount of approximately $1,301,000, the gain on the sale of marketable equity securities in the amount of $17,000, interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of $184,000, the expense related to our requirement to issue new shares in the amount of $12,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes issued by China Broadband Cayman in 2006 and assumed by the Company upon the purchase of China Broadband Cayman in the time frame required and $72,000 of amortization expense related to the quarterly amortization of the Class A Warrant discount applied to the Convertible Notes. These amounts were partially offset by $35,000 of interest income earned on our cash balances.

During the nine months ended September 30, 2007 we recorded a net loss amount of approximately $153,000 in interest and other income (expense), net which consisted of the expense related to our requirement to issue new shares in the amount of $158,000, as a result of our not registering the 1,300,000 shares issued upon the conversion of our 7% Convertible Promissory Notes in the time frame required, partially offset by $5,000 in interest income earned on our cash balances.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008, which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent and 50% of the operating loss of our Shandong Newspaper subsidiary is allocated to the our Shandong Newspaper joint venture partner. During the nine months ended September 30, 2008 and 2007 $368,000 and $273,000, respectively, of our operating losses were allocated to these entities.

Income Tax Benefit

Our income tax benefit was $19,000 and $0, respectively, for the nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

As of September 30, 2008 we had $5,132,000 of cash on hand and working capital of $363,000. As of September 30, 2008, we had total current liabilities of $6,535,000.

On January 11, 2008 we entered into and consummated a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. In March 2008, we used approximately $3.2 million of these proceeds to fund our second payment for our purchase of Jinan Broadband. In addition, in March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.1 million to fund the remaining portion of our required working capital contribution for the Shandong Newspaper business. During the nine months ended September 30, 2008, the Company incurred $184,000 in interest expense related to these notes. Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents during the nine months ended September 30, 2008, with the consent of the Note holders, the Company issued 244,799 shares to the Note holders in lieu of cash of approximately $$184,000 for interest accrued through September 30, 2008. In addition, in April 2008 we received the 390,000 Cablecom Holdings Shares that were part of the Settlement Agreement described above and recorded a gain of $2,515,000 upon receipt of the shares. In June 2008 the Company sold 50,000 of the Cablecom Holdings Shares on the open market and received gross proceeds of $340,000 and recorded a gain on the sale of approximately $17,000. As a result of a significant decline in the price of the Cablecom Holdings Shares, and our selling restrictions under a lock up agreement relating to these shares, we recorded an unrealized loss of approximately $1.5 million on these shares through other comprehensive income (loss) for the period ended September 30, 2008. Since September 30, 2008, the price of the Cablecom shares has further declined. The fair value of the Cablecom shares at November 18, 2008 approximates $420,000.

Cash Flows

Operating activities for the nine months ended September 30, 2008 and 2007, after adding back non-cash items provided (used) cash of approximately $235,000 and $(378,000), respectively. During such period other changes in working capital provided cash of approximately $71,000 and $1,074,000 respectively, resulting in cash being provided by operating activities of $305,000 and $696,000, respectively.

Investing activities for nine months ended September 30, 2008 and 2007 used cash of $1,110,000 and $1,613,000, respectively. The 2008 amounts consisted of additions to property and equipment in the amount of $1,450,000 partially offset by the proceeds from the sale of 50,000 Cablecom Holdings Shares in the amount of $340,000. The 2007 amount consisted solely of additions to property and equipment.

Financing activities for nine months ended September 30, 2008 and 2007 provided cash of $4,986,000 and $2,332,000, respectively. For 2008, this amount consisted of proceeds from the issuance of the convertible notes of $4,850,000 partially offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $240,000. For 2007, this amount included proceeds from the private placement of $4,000,000 partially offset by $421,000 of payments related to issuance costs associated with the private placement offering and a decrease in the payable to Jinan Parent in the amount of $14,248,000.

Our WOFE, Jinan Broadband and Shandong Newspaper subsidiaries are located in China. All of their operations are conducted in the local currency of the Chinese Yuan also known as Renminbi or RMB. The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $478,000 and $164,000 during the nine months ended September 30, 2008 and 2007.

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

In March 2008 we used $300,000 to fund our down payment under the Shandong Newspaper Cooperation Agreement to Shandong Media and in April 2008 utilized an additional $1.1 million to fund the remaining portion of our required working capital contribution. Additional capital will be needed to make payments to Shandong Media in the event that certain revenue thresholds are met (See “Recent Events” below). Pursuant to the Settlement Agreement, we received 390,000 shares of Cablecom Holdings Shares from Mr. Ng, in April 2008 of which 260,000 are subject to lock-up provisions that expire within the next 12 months. In June 2008 the Company sold 50,000 of the Cablecom Holdings Shares on the open market and received gross proceeds of $340,000. During the three months ended September 30, 2008 the value of the Cablecom Holding Shares decreased by approximately $1.5 million, with further declines through the date of this report, resulting in a current value for these shares of approximately $420,000. The Cablecom Holding Shares may continue to fluctuate and may decline further and are subject to a lock up agreement. Management does not believe that the Company has sufficient capital to continue its growth and acquisition strategy without raising additional capital and/or liquidating more of the Cablecom Holdings Shares.

We intend to grow primarily through marketing to increase our subscriber base and through acquisitions of China based broadband, internet and cable businesses. Our strategy also includes the purchasing of other complimentary media assets in the same regions.

Our first purchase of this nature was the completion of our acquisition of Shandong Newspaper in a Joint Venture. Shandong Newspaper’s business includes three main magazines: Shandong Broadcast & TV Weekly (Newspaper), TV Weekly Magazine and Modern Movie Times Magazine (Bi-Weekly). We intend to invest our acquisition cost in this Joint Venture to increase sales and advertising revenues of its periodicals in order to become profitable, and to cross market with our other asset, Jinan Broadband. No assurance can be made that we will be able to raise capital if and as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the number and size of opportunities available to us, the level of funding received by us, future private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

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

Financial Commitments

The Company pays approximately $55,000 (400,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis. In addition the Company pays approximately $40,000 (278,000 RMB) annually for rent for its Shandong Newspaper facility.

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

In addition to the initial purchase price of $1.4 million, the Shandong Newspaper Cooperation Agreement provides for additional consideration of between 5 million RMB and 20 million RMB (approximately $732,000 and $3,000,000 based on current exchange rates), to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction for a total purchase price of between $2.1 Million and $4.4 based on current exchange rates.

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

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then we will be required to contribute only an additional 5 million RMB (approximately US $732,000 presuming current exchange rates are in effect at such time).

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

The Company closed this transaction during the second quarter of 2008 with it becoming effective upon the creation of the joint venture entity which entity was created in July 2008. Accordingly, the results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

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

Foreign Currency Translation

The businesses of the Company’s operating subsidiaries are currently conducted in and from China in Renminbi. In this report, all references to “Renminbi” and “RMB” are to the legal currency of China and all references to U.S. dollars, dollars, $ and US$ are to the legal currency of the United States. The Company makes no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rates stated below, or at all. The Chinese government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade. The Company uses the U.S. dollar as its reporting and functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. Financial information is translated into U.S. dollars at prevailing or current rates respectively, except for revenues and expenses which are translated at average current rates during the reporting period. Exchange gains and losses resulting from retained profits are reported as a separate component of stockholders’ equity.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at November 10, 2008 was approximately 6.83 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

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

The Company primarily invests its cash in checking, bank money market and savings accounts. As of November 11, 2008, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4T. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, the Company’s management determined that it is required to amortize revenues from prepaid subscribers in our Jinan Broadband internet business, and accordingly implemented internal controls to record invoicing of prepaid internet services. Because of the foregoing and because of certain late periodic report filings in 2007, management has retained a PRC based consultant to assist with financial accounting processing and reporting. In addition, management has set up internal controls to record and assess prepaid internet services on an ongoing basis as well as historically. Other than the foregoing, there have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not made any sales of unregistered Securities during the quarter ended September 30, 2008 or thereafter other than has been disclosed in Current Reports on Form 8-K.

In July 2008 the Company issued an additional 84,128 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through June 30, 2008 and on September 30, 2008 the Company issued an additional 85,057 shares to the Note holders in lieu of cash of approximately $64,000 for interest accrued through September 30, 2008. The Company believes that this issuance was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) as this issuance of restricted shares was only made to certain accredited investors and not pursuant to an offering or other public distribution.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned on November 18, 2008, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu
Title: Vice Chairman (Principal
Accounting Officer, Principal
Financial Officer)