Form 10KSB/A
period 2007-12-31
CHINA BROADBAND INC
filed 2009-02-19
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

 Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 3 (“Amendment No. 3”) to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (the ‘‘Commission’’) on April 15, 2008 (the “Original Filing”) and which was amended by the filing of Amendment No. 1 to the Original Filing on August 18, 2008 (“Amendment No. 1”) so as to restate our financial statements for the year ending December 31, 2007 and Amendment No. 2 to the Original Filing on September 30, 2008 (“Amendment No. 2”). The reasons for the previously filed restatement related to the finding of the board of directors of China Broadband, Inc. (the “Company”) that its previously issued financial statements for certain periods could no longer be relied upon because of (i) the Company’s discovery of previously unrecognized deferred revenues from payments received from customers, and (ii) the incorrect application of U.S. generally accepted accounting principles (“GAAP”) with respect to the recognition of revenues from prepaid internet service contracts. This Amendment No. 3 to the Form 10- KSB only amends and restates information in “Item 8(A)T Controls and Procedures” found in Part II, so as to clarify and indicate the findings of the Company’s management with respect to its internal controls as a result of the previous restatement. The Company’s management has also updated its certifications filed as exhibits to this Report.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the original report (December 31, 2007) and concluded that the disclosure controls and procedures were ineffective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner within the time periods specified in the Commissions rules and forms, in that the Company did not adequately identify and account for revenues from pre-paid internet subscribers on an amortized basis.  The term “disclosure controls and procedures” as used herein, includes, without limitation, those controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management (including our principal executive and financial officers or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure.

Management of the Company realizes that the assessment process is an ongoing one. Subsequent to the conclusion as to the effectiveness of the disclosure controls and procedures in the original filing, the Company determined that an accounting principle was incorrectly applied and that its financial statement required restatement as provided in Amendment No. 1 to Form 10-KSB/A (which, for avoidance of doubt, was also included in Amendment No. 2 and this Amendment No. 3). Accordingly, at the time of the final restatement, the Company's certifying officers reviewed and evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company has had previous late filings as a result of its PRC based operations and difficulty in preparation and conversion of PRC financial statements. In addition, the Company determined that it was required to restate its financial statements, as previously disclosed, in order to reflect, among other changes, the amortization of revenues from pre-paid internet subscribers. The Company hired an outside consulting firm in the PRC to supplement the accounting personnel at the Company to help address these concerns.

There have been no other changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2007 in that the Company had certain late filings during the 2007 and because revenues from certain subscribers were not amortized.  Management has since implemented controls that it believes are effective, namely hiring an outside accounting consulting firm in the PRC to supplement the Company’s accounting personnel and creating controls so as to detect and amortize revenues from prepaid subscribers.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on February 10, 2009, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Marc Urbach	President (Principal Executive Officer)	February 10, 2009
Marc Urbach

/s/ Yue Pu	Vice Chairman of China Broadband, Ltd.	February 10, 2009
Yue Pu	and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer and Director

/s/ Clive Ng	Chairman, Director	February 10, 2009
Clive Ng

/s/ James Cassano	Director	February 10, 2009
James Cassano

/s/ David Zale	Director	January 10, 2009
David Zale

	Director	February 10, 2009
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