Form 10-K
period 2008-12-31
CHINA BROADBAND INC
filed 2009-04-15
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                           December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes  ☐ No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $9,185,044 based on the closing price of the registrant’s common shares of $0.50, as reported on the OTC Bulletin Board on that date.

As of March 20, 2009, the following shares of common stock were issued and outstanding.

Class	Outstanding
Common Stock, $0.001 par value	50,585,455 shares

Documents Incorporated by Reference: None.

CHINA BROADBAND, INC.
2008 ANNUAL REPORT OF FORM 10-K

References

Unless otherwise noted, all monetary figures in this Annual Report are expressed in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. All amounts from revenues in the PRC are stated in U.S. dollars as converted from RMB. According to the currency exchange website www.xe.com, on April 13, 2009, $1.00 was equivalent to approximately 6.836 yuan.

All references herein to the “Company,” “we,” “us” or “our” refers to China Broadband, Inc., its wholly owned subsidiary in the Cayman Islands, China Broadband Cayman, Ltd., and Beijing China Broadband Network Technology, a wholly foreign owned entity formed under the laws of the PRC, which is commonly referred to herein as our Wholly Foreign Owned Entity “WFOE”.

References in this Annual Report to the “PRC” or “China” are to the People’s Republic of China.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Any statement that is not a statement of historical fact may be deemed a forward-looking statement.  For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. Such statements reflect the current view of the company with respect to the future, and are subject to risks, uncertainties, assumptions and other factors relating to the company. Accordingly, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors discussed in Item 1A Risk Factors, and the following factors:

•	our ability to complete our payments relating to the acquisition of a television programming publication company in the PRC,
•	our anticipated needs for working capital and our difficulty in raising additional capital given the current credit crises and the current economic environment,
•	our ability to expand and make profitable our recently acquired internet café content provider and advertising business,
•
a complex and changing regulatory environment in the PRC that limits our ability to pay dividends, currently permits only partial foreign ownership of PRC based businesses and that requires us to negotiate, acquire and maintain separate government licenses to operate each internet business that we would like to acquire (or any other business we would like to acquire in the PRC),

•	our ability to obtain government consents to introduce certain new services to existing or new customers,
•
our ability to implement complex operating and revenue sharing arrangements that will enable us to consolidate our financial statements with our prospective partially owned PRC based businesses (such as, by way of example, our pledge agreements with respect to our periodicals business and internet café content provider and advertising business), and to modify and adapt these business arrangements from time to time to satisfy United States accounting rules,

•	our ability to enter into agreements with and to consummate acquisitions of businesses in the PRC in the Shandong region and elsewhere,
•	socio-economic changes in the regions in the PRC that we operate in that affect consumer internet subscriptions,
•	the ability of the PRC government to terminate or elect to not renew any of our licenses for various reasons or to nationalize our industry.

Investments in China based businesses involve a significant degree of regulatory risk in that the ownership of private enterprises in China is heavily regulated and subject to changing rules and regulations that could prevent us from recognizing revenues in our intended manner or from operating or controlling businesses in China.  This is especially so in the media businesses in which we operate.   The PRC government also has the right to de-privatize our current or future business.

You should consider these factors and the other cautionary statements or risk factors made in this Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Annual Report and in any documents incorporated by reference.  We do not assume any obligation to update any such forward-looking statements.

PART I

Item 1. Business

Overview

We operate media businesses in the PRC through a holding company structure.  In 2007 we acquired a cable broadband business (Jinan Broadband) based in the Jinan region of China and, prior to such time, we were a blank check shell company.  In 2008, we acquired a 50% interest in a joint venture that operates a newspaper and periodical television programming guide business (Shandong Media) in the Shandong region of China.  Most recently, in April of 2009 we acquired an internet café advertising and content provider business (AdNet).  These three businesses are described in more detail below.

Corporate History

China Broadband, Inc., a Nevada corporation and our parent holding company, was formed on October 22, 2004 pursuant to a reorganization of a California entity formed in 1988.   Prior to January 2007, we were a blank check shell company.  On January 23, 2007,  pursuant to a Share Exchange Agreement we acquired China Broadband, Ltd., (“China Broadband Cayman”), resulting in a change of control of the Company (the “Broadband Acquisition”), and simultaneously completed the first closing of an equity financing of common stock and warrants.  At the time of the closing of the Broadband Acquisition, China Broadband Cayman was in the process of acquiring, pursuant to a Cooperation Agreement, a 51% controlling interest in an operating broadband cable internet company based in the city of Jinan in the Shandong Region of China, which acquisition resulted in the transfer of operations and assets to our PRC subsidiary effective on April 1, 2007.  This business, which we refer to herein as Jinan Broadband, constitutes our flagship operations and currently serves approximately 58,000 cable broadband subscribers.

Effective as of May 4, 2007 and in accordance with the terms of the Broadband Acquisition, we changed our name from Alpha Nutra, Inc. to China Broadband, Inc.

In 2008 we acquired through a joint venture, a television programming guide business in the Shandong region of China, which we refer to herein as “Shandong Newspaper.”

Most recently, in April of 2009, we completed our acquisition of an internet café content provider and advertisement business that operates throughout China, which we refer to herein as “AdNet”.  The specific terms of these business acquisitions and how we share control with the selling regulatory parties of these businesses follows.

China Broadband, Inc. currently serves as a holding company for China Broadband Cayman, which in turn, operates our PRC businesses, and does not have operations of its own.

Overview of Operating Businesses - Acquisitions Since 2007

The following is an overview of these three media related businesses, all of which are in the PRC:

Jinan Broadband - Terms of Cooperation Agreement

Pursuant to a Cooperation Agreement (the “Cooperation Agreement”) entered into in 2007 with Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”), we acquired and currently own, a 51% controlling interest in an operating broadband cable internet company based in the City of Jinan in the Shandong Region of China, an entity sometimes referred to herein as “Jinan Broadband.”  The Cooperation Agreement provides that the operating business’ operations and pre-tax revenues would be assigned to our Jinan Broadband subsidiary for 20 years, effectively providing for an acquisition of the business.  In consideration for this 20 year business and management rights license, we paid approximately $2,572,000, including expenses in March 2007 and the remaining approximate $3.2 million (based on 23 million RMB) in March of 2008.  While this acquisition was completed in late March of 2007 with an effective transfer of assets date of April 1, 2007, we commenced certain operational oversight of this entity prior to such time.

The general business terms of our Jinan Broadband acquisition are, in relevant part, as follows:

•	We received a business license from the local Industry and Commerce Bureau, that enabled us to complete the acquisition and operate the business of Jinan Broadband;

•
Our WFOE, which is wholly owned by our China Broadband Cayman subsidiary, owns the 51% interest in Jinan Broadband with the seller of this business, Jinan Parent, owning the remaining 49% and maintaining certain control under the Exclusive Cooperation Agreement;

•
Jinan Parent, Jinan Broadband and Jinan Radio and Television Networks Center, entered into the Cooperation Agreement providing for the management terms and rights and revenue sharing rights between us and Jinan Parent;

•
Jinan Broadband entered into an Exclusive Service Agreement with Jinan Radio and Television Network, the primary cable TV network in China, and Jinan Parent pursuant to which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

Shandong Media Joint Venture - Cooperation Agreement and Additional Payments

On March 7, 2008, through our WFOE in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among our WFOE subsidiary, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper").  The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. (referred to herein as "Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper entities mentioned above contributed their entire Shandong Newspaper Business and transferred certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our WFOE in the PRC in the second quarter of 2008 with the joint venture becoming operational in July of 2008.  In exchange therefore, the Cooperation Agreement provided for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB) which was contributed to Shandong Media as working and acquisition capital.  As part of the transaction, and to facilitate our subsidiary’s ownership and control over Shandong Newspaper under PRC law, through our WFOE in the PRC, we loaned Shandong Media said funds pursuant to a loan agreement and equity option agreement, and a majority of the shares of Shandong Newspaper are held on our behalf by Pu Yue, our CFO, as trustee on behalf of the Company pursuant to a pledge agreement and trustee agreement.  The results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $730,000 (as adjusted for current rates as of March 2009) and US $2,900,000 (between 5 million RMB and 20 million RMB, respectively) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction.

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

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then we will be required to contribute only an additional 5 million RMB (approximately US $730,000 presuming current exchange rates are in effect at such time).

In order to facilitate the transfer of equitable ownership and control of Shandong Media, this acquisition was completed in accordance with a pledge and loan agreement, pursuant to which all of the shares of Shandong Media which we acquired are held in trust on our behalf by Pu Yue, our CFO as nominee holder, as security for a loan to Shandong Media’s parent seller.   See below in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section, for more information about the individual publications.

Recent Developments

Acquisition of AdNet

Effective as of April 7, 2009, we entered into a letter of intent to acquire Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.) (herein referred to as “AdNet”), whose primary business is the delivery of multimedia advertising content to internet cafés  in the PRC.   Pursuant to the terms of this acquisition, and, among other things, we issued 11,254,898 shares of our Common Stock to AdNet’s shareholders in exchange for 100% of AdNet’s equity ownership and $100,000 paid to us (the “AdNet Acquisition”).  As part of the terms of the AdNet Acquisition, and to facilitate our subsidiary’s ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a Loan Agreement and Equity Option Agreement, and all of the shares of AdNet are held by a trustee appointed by the Company to act as directed by the Company.

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China.  AdNet currently services over 2,000 cafés with plans to increase its presence by year end and currently operates and is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.  Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

No assurance can be made that the combined companies will be successful or will have sufficient capital to grow.  The foregoing description is a summary only of the AdNet Agreement and is qualified in its entirety by reference to the full AdNet Agreement filed as an exhibit to this report.

Holding Company Structure

We have an offshore holding structure commonly used by non-Chinese investors that acquire operations in China and make foreign investments of equity, since Chinese regulations do not readily permit foreign ownership of certain mainland Chinese businesses such as telecommunications or cable and related value-added services.  Our wholly owned subsidiary after the Broadband Acquisition, China Broadband Cayman, owns 100% of our wholly foreign owned entity, or “WFOE”, Beijing China Broadband Network Technology Co., Ltd., a Beijing, China corporation.

Pursuant to the Jinan Broadband Cooperation Agreement and Shandong Newspaper Cooperation Agreement, respectively, our WFOE in owns 51% of Jinan Broadband and 50% of the Shandong Media joint venture and controls both entities.

Jinan Broadband’s other 49% owners are Jinan Guangdian Jia He Digital Television Co., Ltd. (“Jinan Parent”) and certain of its affiliates.   Shandong  Media’s other  50% is owned by and among, Shandong Broadcast & TV Weekly Press and Modern Movie and TV Biweekly Press, each PRC companies (collectively “Shandong Newspaper”).

Through the Exclusive Cooperation Agreements and one or more similar operating agreements among the respective parties, we manage and control the operations of Jinan Broadband and Shandong Newspaper subject to certain oversight provisions, and receive the economic benefits derived from their operations.

The following chart depicts our corporate structure as of April 2009, inclusive of our recent acquisition of AdNet:

The shares of Shandong Newspaper issued to our WFOE in 2008 and of AdNet issued to China Broadband Cayman in April of 2009 are held in trust pursuant to loan and pledge agreements securing loans made to facilitate such transactions, and transferring full control over such entities.  Jinan Broadband, our cable business, is 51% owned by our WFOE and 49% owned by a subsidiary of Jinan Parent.

The following is a description of our cable broadband business operated by Jinan Broadband and our television programming guide business operated by Shandong Newspaper, which businesses constituted our only businesses in 2008.

About  Our Jinan Broadband Business

Jinan Parent, the entity that sold its cable broadband business to us, is an emerging cable consolidator and operator in China’s cable broadband market.  According to annual research report issued by CNNIC in July 2006, Jinan Parent is one of China’s top five cable broadband service providers among China’s over 1,000 municipal or county cable TV network operators.  Jinan Broadband is, after the closing of our acquisition, an indirect subsidiary that is 49% owned by Jinan Parent and 51% owned by our WFOE subsidiary, and is operated in accordance with the Exclusive Cooperation Agreement and one or more operating agreements, including the Exclusive Service Agreement.  Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan.  Pursuant to the Exclusive Service Agreement, the parties cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

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

About Our Shandong Publishing Business

The Shandong Publishing business includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, the provision of audio value added communication services.  The Shandong Newspaper Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by the respective Shandong Newspaper entities.

In addition, the Shandong Newspaper entities entered into an Exclusive Advertising Agency Agreement and an Exclusive Consulting Services Agreement with Shandong Media which requires that the Shandong Newspaper entities shall appoint Shandong Media as its exclusive advertising agent and provider of technical and management support for a fee.

No assurance can be made for an increase in revenues and in turning Shandong Newspaper profitable will be successful or we will raise the additional capital necessary to make the second payment.  Our plans and intentions are regularly subject to change, risks and other uncertainties as outlined herein and in our “Forward Looking Statements” above and “Risk Factors” below.

In addition to being the exclusive provincial television programming guide publishing group in Shandong province, Shandong Media has:

•	A Combined subscription basis of approximately 250,000 subscribers;
•	Five publishing assets focused on different readership segments;
•	Retail and subscription income accounts for more than 75% of total revenue, indicating great growth potential for advertising revenue; and
•	Unique publishing titles and exclusive copyrights;

Shandong Broadcast and TV Weekly (Newspaper) Established in 1954, Shandong Newspaper is a provincial TV programming guide & general entertainment newspaper.  Published on weekly basis, it has maintained 80,000 average copies in circulation per week.   Target readership of Shandong Broadcast & TV Weekly consists primarily of middle-age to senior readers in Shandong region.

TV Weekly Magazine.  TV Weekly Magazine is a national PRC magazine title, ranked among China’s top 5 TV Guide & general entertainment magazines.  Published on a weekly basis, this magazine’s average circulation is 40,000 copies in Shandong region.  The unique national publishing title encourages TV Weekly to expand it’s target market to neighboring regions in northern China.

Modern Movie Times Magazine (Bi-Weekly).  Modern Movie Time magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station.  Ranked among the top 100 magazine for 5 consecutive years in China, it’s among the most popular fans magazine in north China region.  Modern Movie Time magazine reached 100,000 copies in circulation on bi-weekly basis in year 2007.

Music Review & Korea Drama (monthly) are two smaller publications that were acquired in Q12009.  Circulation in each of these magazines is small.  They are currently distributed in larger cities.  The company feels there is good growth potential for both as we integrate them into our distribution and content channels.

Licenses and Government Permits

Jinan Broadband

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

Shandong Newspaper

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication No: CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu Nor:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly Advertising License for Modern Movie & TV Biweekly	3700004000186 3700004000124

AdNet

Our recently acquired (April 2009) AdNet division, which operates an internet café advertising and content provider business, holds an Internet Content Provider license (“ICP”) issued by the Ministry of Commerce of the PRC.  AdNet is authorized to operate and provide content and advertising throughout the PRC.

Business Strategies

Focus on Shandong Region

The Shandong province has a population of approximately 92 million people with the second highest gross domestic product (“GDP”) ranking in China. The Shandong province is served by 17 municipal cable television operators, including Jinan Parent, the cable operator of Jinan and affiliate of Jinan Broadband.  Jinan with a population of 5.9 million is the capital city of the Shandong Province.  The foregoing population and GDP statistics are provided by Jinan Municipal Government and can be viewed at (www.jinan.gov.cn ).

The Shandong Newspaper division is also located in Jinan in the Shandong Province.  Currently its primary distribution is in the Shandong province with approximately 250,000 subscribers.  We continue to believe that the Shandong regional market provides a potential opportunity for expanding our current and future media services.  We intend to develop and evolve our market strategy on an ongoing basis based on our results in the Shandong region.

Bundle with Direct TV Rollout

We believe that Chinese cable companies are exerting efforts to digitalize cable networks which we believe will increase the use and availability of digital STB (Set-top-box) in Shandong province.   By 2015, the PRC’s State Administration of Radio, Film, and Television (“SARFT”) intends for the entire country to deploy digital cable television and cease providing analog television transmission services.  This will require the conversion of current “analog” cable customers into “digital” or pay television cable subscribers.  Analog cable customers currently pay on average $1.50 per month for cable television service.  Digital cable customers with STB are projected to pay $3.50 per month, as a basic fee.   We hope to capitalize on the digitalization campaign initiated by SARFT by bundling cable broadband services in the digital STB rollout campaign.

One  marketing strategy that we intend to employ is to bundle cable broadband service offerings within the digitalization campaign in the Jinan area.  The terms of our exclusive service agreement with Jinan Parent and Jinan Center provide that they will provide us the first right to market and sell set-top-box bundled services when it is rolled out by them in the Jinan region.  In order to push for digitalization, the cable operators in Shandong are subsidizing Set-top-boxes to offer them for free to selected high-end cable television customers.  In new territories that do not already have cable, we may also be required to subsidize Set-top-boxes.  Jinan Parent provides subsidies to plug-in cable broadband features on to the current Set-top-boxes platform.  Our success will be dependent, in part, on our ability to work with Jinan Parent and Jinan Center to distribute such Set-top-boxes to selected cable television customers located in more affluent communities.  While the cable broadband feature is offered as optional to digital Set-top-boxes users, with careful choice of deployment targets, we plan to attempt to convert digital cable television subscribers to cable broadband customers.

Deployment of Value-added Services

To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.  Value-added services, including but not limited to the synergies created by the additions of our new assets, will become a focus of revenue generation for our company.

Management believes that its recent acquisition of AdNet in April of 2009, can further provide a branding vehicle and value added service in the broadband sector.  AdNet delivers multimedia advertising content to internet cafes in China.  AdNet currently operates in 29 provinces within China with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.  AdNet provides a network for daily video ad insertions to entertainment content traffic (movies, music, video, and games).  In addition, AdNet’s management team has experience with value added services for media companies and will focus on this area for both existing broadband assets.

No assurance can be made that we will add other value-added services, or if added, that they will succeed.

Our strategy includes increasing our current subscriber base, increasing the number of geographical areas in which we are permitted to operate and provide cable broadband service, and to seek opportunities to expand by acquisition of new regions or businesses.

Customers

As of December 31, 2008, Jinan Broadband has approximately 58,000 cable internet subscribers.  Shandong Newspaper has, in aggregate amongst its various titles, a reader base of approximately 250,000 persons.  All of our customers are in the PRC.

Competition

Jinan Broadband Competition

We believe that local telecom carriers that offer non-cable internet services, such as DSL, represent our primary competition in the PRC.  An example is China Netcom, a telecom carrier in the Shandong province of China.

Local telecom carriers are actively marketing broadband services on national, provincial, as well as local levels in China.  Telecom carriers own “last mile access” to urban households in the form of fixed phone lines. we believe that cable operators have a competitive advantage by owning last mile connections in the form of cable lines that have a larger bandwidth relative to phone lines.  In urban areas that we target, a large number of households have both fixed phone line and cable television access.  Many of these homes currently have telecom based internet access.

Cable operators in China must purchase internet connection bandwidth from the local telecom carriers.  Since the local telecom carriers are not required to pay for internet connection bandwidth, which increases their profit margins relative to cable broadband service providers.  This affords them a potential price advantage, but to date their prices remain in line with our prices.

We believe, however, that the ability for cable operators to bundle cable broadband with digital Set-top boxes combined with the quality and versatility of cable based broadband services, provides a competitive advantage.  For example, voice over internet protocol telephony service (known as “VOIP”) can be provided over cable lines with limited added costs to us or the end user.  We do not have plans to provide value added services such as VOIP to our customers in the near future. Instead, we plan to pursue expansion opportunities by increasing the number of geographical regions in which we are licensed to operate.

Shandong Publishing

There are approximately 17 entertainment newspapers and numerous entertainment magazines in Shandong province and throughout China.  Competition in this sector is very strong.  Management hopes to gain a competitive advantage and additional revenue by focusing on advertising by leveraging our recently acquired internet café division (Adnet).  We will also attempt to deliver publication content electronically through our broadband division.

Intellectual Property and Other Agreements

We are not a party to any royalty agreements, labor contracts or franchise agreements, and other than our right to own and operate Jinan Broadband, we do not currently own any trademarks.   We intend to apply for trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Industry Structure and Government Regulation

There are various barriers to entry into the cable or internet service provider, or print media businesses in China.  These barriers stem from both industry barriers and government regulation.  Cable operators in China, including Jinan Broadband, face many challenges as the marketplace evolves.  The rates we charge and services we provide to cable customers are subject to government regulation and approval.  In addition, print media is subject to government regulation and censorship.

Industry Barriers

The radio and television broadcasting industries and news print media are highly regulated in China.  Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets.  SARFT regulates the radio and television broadcasting industry.  In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next.  The SARFT interest group controls broadcasting assets and broadcasting contents in China.

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

Our business is highly regulated. We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China, commonly referred to as MOFCOM, and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband.  Additionally, foreign ownership of business and assets in China is not permitted without specific government approval.  For this reason, we acquired only 51% of Jinan Broadband, with the remaining 49% owned by Jinan Parent and its affiliates.  Similarly, Shandong Newspaper was acquired through a partly owned joint venture and AdNet and Shandong Newspaper were both acquired under a trustee relationship.  We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries.

Economies of Scale

Until 2005, there were over 2,000 independent cable operators in the PRC.  While SARFT has advocated for national consolidation of cable networks, the consolidation has primarily occured at the provincial level.  The 30 provinces are highly variable in their consolidation efforts and processes.  Many cable operators in China, on a stand-alone basis, may lack the economies of scale to systematically introduce value-added services that can significantly upgrade ARPU.  (See SARFT website, above).

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

We believe that SARFT and its broadcasters are currently focusing on increasing subscription revenues by converting Chinese television viewers from “analog” service to “digital” (pay TV) service.  The digitalization efforts include providing set-top-boxes free of charge as part of a digital television service bundling initiative.   Due to the lack of financial resources, the rollout of cable broadband services and other value-added services is moved lower on the SARFT priority list.

The above elements highlight the current challenges faced by local cable operators to rollout cable TV value added services in China.

Employees

As of December 31, 2008, Jinan Broadband had a total of 68 employees, which include 20 in sales and marketing, 38 in technical staff and 10 in management, financial and administration.  In addition, we have two full time employees in the United States.  In addition, the Shandong Newspaper Division employs a total of  89 employees.

RISK FACTORS

Our business and financial condition is subject to numerous and substantial risks including, without limitation, risks relating to our forward looking statements. A description of theses forward looking statements is contained in the forepart of this Annual Report and incorporated by reference herein. These risks include those set forth below and elsewhere in this Annual Report. Readers are encouraged to review these risks carefully before making any investment decision.  Additional risks and uncertainties not presently foreseeable to us may also impair business operations.   If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and an investor could lose all or part of his investment. Most of the risks set forth below pertain to the business of our wholly owned subsidiary, China Broadband Cayman, and its operations in the PRC.

BUSINESS RELATED RISKS

We are dependent upon our ability to raise additional capital to complete our acquisition strategy.

We are dependent upon our ability to raise capital to complete our business plan.  Specifically, and without limitation, we will need approximately $3,000,000 to satisfy our second payment for our acquisition of Shandong Newspaper, presuming that its performance goals are satisfied, and we will need additional capital to acquire licenses in additional regions.  Our ability to raise capital would be greatly hindered if we are not able to become and remain current with our SEC reporting obligations.  Remaining current will depend in part, on our ability to prepare and consolidate our financial statements with those of our Chinese subsidiaries.  If we do not raise capital, or if we are unable to become listed or remain listed on a United States trading exchange or quotation system, our business will be adversely affected.

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of April 14, 2009 on our consolidated financial statements for the year ended December 31, 2008, indicating that there is substantial doubt regarding our ability to continue as a going concern.  The financial statements included elsewhere in this current report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, our shareholders may lose theirentire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate.

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

The Broadband cable business of Jinan Broadband is our only initial business. This company has only approximately 58,000 broadband cable internet users as of December 2008. Additionally, the broadband cable businesses of other agencies in China are relatively new with little or no reliable comparable statistical or historic financial information available. As we attempt to enter into new territories, we will be responsible for the initial installation and roll-out to customers. We therefore have limited experience or know-how with respect to operating a cable internet business in China and little information can be obtained. Therefore we cannot assume that we will be able to mange our business effectively.

We do not own Jinan Parent or Jinan Center which are the minority co-owners of our Jinan Broadband Business, or Shandong Broadcast & TV Weekly Press, which are the minority co-owners of our Shandong Newspaper business, and, if they or their ultimate shareholders or control persons violate our contractual arrangements with them, our business could be disrupted, our reputation may be harmed and we will have only limited rights and ability to enforce our rights against these parties.

Our operations are currently dependent upon our contractual relationships with Jinan Center and Jinan Parent with respect to Jinan Broadband and Shandong Broadcast & TV Weekly Press with respect to Shandong Newspaper.  The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties.  Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided.  Others contain price and payment terms that are subject to monthly adjustment.  These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms.  It may be difficult for us to obtain remedies or damages from these companies or their ultimate shareholders in the PRC for breaching our agreements.  Because we rely significantly on these companies for our business, the realization of any of these risks may disrupt our operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the company.   Our initial cooperation agreement that enable us to own and operate the Jinan Broadband business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses, is for a term of ten years and 20 years, respectively.  Our ownership interests in Shandong Newspaper is subject to similar limitations (in addition to the requirement that additional payments be made if certain revenue thresholds are met).  If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not expand, and our operating expenses may increase.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our existing key employees, in particular, Marc Urbach, Clive Ng and Pu Yue.  As a result of our recent acquisition of AdNet, we also are dependant in part on the services of Dr. Lu.  Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team.  While we have retained an accounting firm to assist us on consolidation of financial statements for our PRC businesses, we do not have a full time internal Chief Financial Officer or financial controller for the consolidated companies.  We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees.  While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our cable broadband business.  Moreover, our budget limitations will restrict our ability to hire qualified personnel.  The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Our officers and directors may allocate their time to other businesses, and are or may be affiliated with entities that may cause conflicts of interest. In particular, our principal shareholder and Chairman is subject to potentially conflicting duties to another company he established to pursue business opportunities in the PRC.

Messrs. Ng and Yue and Dr. Lu,  and certain of our other officers (and all of our directors) have the ability to allocate their time to other businesses and activities, thereby causing possible conflicts of interest in their determination as to how much time to devote to the affairs of China Broadband.

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

We can not assure you that any conflicts will be resolved in our favor.  These possible conflicts may inhibit the activities of such officers and directors in seeking acquisition candidates to expand the geographic reach of the Company or broaden its service offerings.  For a complete description of our management’s other affiliations, see ‘‘Management, Directors and Executive Officers.’’ In any event, it cannot be predicted with any degree of certainty as to whether or not Mr. Ng, Mr. Pu or Dr. Lu or our other officers or directors will have a conflict of interest with respect to a particular transaction as such determination would be dependent upon the specific facts and circumstances surrounding such transaction at the time.

Mr. Ng, our Chairman, has entered into a settlement agreement with us and China Cablecom, Ltd., another company he organized to pursue cable opportunities in the PRC, and certain of its affiliated entities, to avoid possible claims that might be brought by us against him for activities in forming China Cablecom.  If the parties to the settlement agreement fail to observe the terms of the agreement, we may be involved in burdensome and time-consuming litigation.

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

The settlement agreement contains a provision recognizing that the provision of integrated cable television services in the People’s Republic of China and related activities of China Cablecom do not conflict with our business and that provision of stand-alone independent broadband services is the business of China Broadband should not conflict with theirs.  However, notwithstanding the terms of the settlement agreement and the amendment to Mr. Ng’s employment agreement with us, Mr. Ng’s or Mr. Yue’s continuing relationship with China Cablecom could lead to future claims of violation of his duties either entity in the event future acquisitions in the PRC are offered to us rather than to China Cablecom, notwithstanding his current intention to resign in such circumstances.

If shareholders sought to sue our officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in the PRC.

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors residing outside of the United States in the event a lawsuit is initiated against such officers and directors by shareholders in the United States.  It also is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.  Furthermore, because substantially all of China Broadband’s operational assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.  Moreover, the Company is not aware of any treaties between the PRC and the United States providing for the reciprocal recognition and enforcement of judgments of courts.  As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

We are subject to the reporting obligations of the United States securities laws.  The Securities and Exchange Commission, as required by the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in its annual report that contains an assessment by management of the effectiveness of such company’s internal control over financial reporting.   In addition, an independent registered public accounting firm for a public company must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting.  In 2008 we were required to restate our financial statements and we determined that our management controls were not effective.

Management may not conclude that our internal control over our financial reporting is effective. Because of the complex and changing and regulatory enforcement and licensing rules in China, and because of our revenues sharing arrangements and recent acquisitions, it is possible our internal control will be lacking.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. As a result, any failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, could negatively impact the trading price of our common stock or cause the delisting of our shares from any trading market in which they are on.

Risks Related to Doing Business in China

The Chinese government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder our ability to do business in China.

While the Chinese government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-Chinese businesses. The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke licenses granted that we are dependant on, or otherwise alter our revenue sharing model.  Print media is particularly sensitive to censorship and transfer of ownership regulation.  While we do not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect us, will not occur.

Since our assets and operating subsidiaries are located in the PRC, any dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies.  We are not likely to declare dividends in the near future.

We are dependent, in part, on dividends and other distributions from our subsidiaries in order to recognize revenues.  We are also dependant on the repayment by our subsidiaries to us of debt or expenses incurred by us on their behalf.  Because our assets are predominantly located inside the PRC, we will be subject to the law of the PRC in determining dividends.  Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Under current Chinese tax regulations, dividends paid to us are not subject to Chinese income tax, but tax authorities in China may require us to amend our contractual arrangements with the WFOE or Jinan Broadband and their respective shareholders or affiliates, and to enter into different arrangements with other agencies in a manner that would materially and adversely affect the ability of our subsidiaries to pay dividends and other distributions to us or that would prohibit us from recognizing revenues or consolidating our financial statements.

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

Our ability to bid for and acquire businesses in new regions is dependent on favorable exchange rates between the U.S. dollar and the Chinese Renminbi. The value of the Renminbi may fluctuate according to a number of factors. Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.00 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 6.836 to US$1.00 resulting in the increase in price of Chinese products to U.S purchasers. On July 21, 2005, as a result of the Renminbi rates being tied to a basket of currencies, the Renminbi was revalued and appreciated against the U.S. dollar. Additionally, global events and expenditures that deflate the value of the U.S. dollar will result in more expensive purchase prices of China based entities. There can be no assurance that such exchange rate will continue to remain stable in the future. Our revenues are primarily denominated in Renminbi, and any fluctuation in the exchange rate of Renminbi may affect the value of, and dividends, if any, payable on, our shares in foreign currency terms.

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

The Recent Economic Downturn May Materially And Adversely Affect Our Business.

The Chinese economy has experienced a slowing growth rate due to a number of factors, including but not limited to instability in the global financial markets, the appreciation of the RMB, and economic and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and inflation.

We cannot predict how long the downturn will last, the timing of any subsequent recovery, or how much of an impact the downturn will have on our business and operating results. To the extent that the downturn reduces consumer demand for the services and products offered by Jinan Broadband and Shandong Newspaper, our operating results could be materially and adversely affected.

The economic downturn and financial market instability have generally made the business climate more volatile and more costly. One result of the deterioration in the global equity and credit markets is that obtaining any additional debt or equity financing has become more difficult, more costly, and more potentially dilutive to our existing investors. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy and on our ability to pay off our existing debt obligations, and could require us to delay or abandon our expansion plans.

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

 Our common stock is quoted in the OTC Bulletin Board market system under the symbol “CBBD”  and is very thinly traded.  The liquidity of our common stock is affected by its limited trading market.  The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses and volatilities and shorting.  There is currently no broadly followed and established trading market for our common stock.  An established trading market may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

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

Many of our securities are freely tradable, and 11,254,898 additional shares issued to AdNet shareholders will become freely tradable in October.  If any of these shares are sold from time to time,  our common stock would suffer a significant decline in stock price and illiquidity.

In accordance with the terms of the settlement agreement and subsequent note and warrant financing, our principal, Clive Ng, transferred approximately 8,000,000 shares which are no longer be deemed affiliate shares to the extent not held by affiliates and eligible for resale under the newer “relaxed” Rule 144 restricted period provisions.  In addition, investors in our private equity offering between January and May of 2007 are also able to sell shares of common stock subject to certain “leak out” provisions which have generally lapsed.   Additionally, the 11,254,898 shares issued to AdNet (plus any additional shares issued, if any) in April 2009 will begin to become eligible for re-sale in October 2009.  A significant number of additional shares may be sold upon cashless exercise of options or conversion of notes.  There is no limit on the amount of restricted securities that may be sold (other then contractual limits, if any) by a non-affiliate after the restricted securities have been held by the owner for a period of six months (presuming that the Company is current with its SEC financial reporting obligations).  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any active market that may develop.

Holders of our restricted shares that have not yet sold pursuant to Rule 144 (or their assignees) will not be able to sell their shares in the event that the Company becomes delinquent with its SEC reporting obligations, until the company becomes current.

The Company was previously a blank check shell company.   The exemptions provided under Rule 144 are not available in the event that a company that was once a blank check shell company becomes delinquent with its SEC reporting obligations, until such time as the company becomes fully current.  In addition, if the company misses any filings, it could result in the delisting of its securities from the OTC BB market system.

Our company is controlled by one of our principals that holds a majority of our common stock.

One of our shareholders, Clive Ng indirectly beneficially owns over 42% of our common stock.  As a practical matter, Mr. Ng will have control of the Company and all of our subsidiaries and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders.  Other shareholders will not have a voice in management decisions and will exercise very little control.

Dilutive effects of issuing additional common stock.

There are additional authorized but unissued shares of common stock and “blank check” preferred stock of the Company that may be later issued by our management for any purpose without the consent or vote of the stockholders. Shareholders may be further diluted in their percentage ownership in the Company on an as-converted basis in the event additional shares are issued by China Broadband in the future.

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

Shares issuable upon conversion of convertible promissory notes, warrants or otherwise issued to investors are eligible for re-sale under Rule 144 in 2008.  If these shares are  sold it would exert downward pressure on the price of our stock.

As a result of the January 2007 equity financing, the Share Exchange and the transfer of over 7,000,000 shares by Mr. Ng to certain unaffiliated investors in our January 2008 convertible note offering, a substantial number of shares may become eligible for resale pursuant to Rule 144 of the Securities Act.  The sale of these securities may have an adverse effect on our stock price.

Item 2. Properties.

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

Pursuant to our consulting agreement with it, Maxim Financial Corporation has waived its past fees owed by China Broadband Cayman since July of 2006 and all future rental fees of the Company through December 31, 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until the Company’s next capital raise subsequent to January 2008.   We have not paid any rents to Maxim Financial Corporation in 2008, but have accrued $24,000 related to this agreement.

The principal address of our operating business of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255 87077886 Fax: (86531)-82953142.  The Company paid approximately $73,000 (500,000 RMB) for rent at its facilities in Jinan in 2008.

The principal address of our Shandong Media operating business is Qing Nian Dong Lu No. 26, Lixia District, Jinan City. The Company paid approximately $47,000 for six months rent in 2008.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Effective as of October 16, 2007, the symbol for our common stock was changed to “CBBD” to reflect our name change to China Broadband, Inc.  Prior to such time the symbol for our common stock was “APNA”.  Up until December 20, 2007, we were trading on the Pink Sheets and the letters “.PK” were added to the end of our four letter identifier.  Beginning December 21, 2007 we began trading on the OTC Bulletin Board and the letters “.OB” (CBBD.OB) are added to the end of our four letter identifier.  Trading in the common stock has been limited and sporadic due to the limited market following and limited number of free trading shares, limited market following and general market illiquidity resulting from the economic downturn.  The quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.  As of March 20, 2009 the closing price for our common stock as quoted on the OTC Bulletin Board was $0.15.

Fiscal Years:
2008	High	Low
December 31, 2008	$0.02	$.0.02
September 30, 2008	$0.10	$.0.10
June 30, 2008	$0.50	$0.50
March 31, 2008	$1.15	$0.51
2007
December 31, 2007	$4.50	$3.00
September 30, 2007	$4.00	$4.00
June 30, 2007	$4.00	$1.75
March 31, 2007	$3.00	$2.00

As of March 20, 2009 there were 307 record holders of our common stock and 50,585,455 shares of common stock issued and outstanding.  Effective as of April 7, 2009, as a result of our completion of the acquisition of AdNet, an additional 11,254,898 shares have been authorized for issuance to 10 shareholders.  The transfer agent of our common stock is Transfer Online, Inc.

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

Dividends

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years.  We do not anticipate that we will pay dividends any time in the near future and anticipate reinvesting revenues, in the operations of the Company and in additional acquisitions.   In addition, in order for us to declare and pay dividends, we would be dependant on receiving payments from our operating subsidiaries in the PRC.   As these are PRC companies, we would be required to obtain various levels of regulatory approval prior to paying such dividends or making distributions up to the parent.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	317,500	n/a	-0-
Total	-0-	n/a	-0-

(1)   We do not have any equity compensation plans approved by the security holders.

(2)   Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted.  Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan.  The Plan may also be administered by an independent committee of the board of directors.  Currently, only 317,500 options were granted under the Plan which were issued on March 13, 2008, of which 100,000 were granted to Mr. Urbach, exercisable at $1.00 per share, vesting over four years as per his employment agreement with the remaining 217,500 granted to other directors in June of 2008, exercisable at $.45 per share, exercisable over 3 years. As of December 31, 2008, no equity compensation plans have been approved by the security holders.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Background

We own and operate, through our indirect subsidiaries in the People’s Republic of China (“PRC”), a cable broadband business based in the Jinan region of China (Jinan Broadband) and a television programming guide publication business joint venture (Shandong Media) in the Shandong Province of China (see Item 1 above).  More recently, we acquired an internet café content provider and advertising business in the PRC (AdNet) (See “Recent Developments” in Item 1 above).  Our principal activity is providing cable and wireless broadband and print based media and television programming guide services.  We operate in the media segment.   All references to dollar amounts herein which relate to operations or revenues from the PRC are converted to reflect RMB exchange rates to the US dollar.

Settlement Agreement

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”), pursuant to which the parties released certain potential claims against one another, as more fully set forth in Item 1 above.

The following table provides the details of the net gain the Company recognized in 2008 as a result of the Settlement Agreement  which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Fair value of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

Issuance of Shares in Lieu of Cash Interest Payments on Convertible Notes

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

In 2008 the Company incurred $247,000 in interest expense related to the Notes.  With the consent of the Note holders, the Company issued 329,856 shares to the Note holders in lieu of cash.

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included

Results of Operations

The following table presents for the periods indicated the results of the Company’s operations.

	Years Ended		Amount	%
	December 31,	December 31,	Increase /	Increase /
	2008	2007	(Decrease)	(Decrease)

Revenue	$6,361,970	$2,839,197	$3,522,773	124%
Cost of revenue	3,740,381	1,657,979	2,082,402	126%
Gross profit	2,621,589	1,181,218	1,440,371	122%

Selling, general and adminstrative expenses	1,923,386	954,382	969,004	102%
Professional fees	619,405	628,490	(9,085)	-1%
Depreciation and amortization	3,037,199	1,795,501	1,241,698	69%

Income / (loss) from operations	(2,958,401)	(2,197,155)	(761,246)	35%

Interest & other income / (expense)	(912,097)	(404,553)	(507,544)	125%

Income / (loss) before minority interest	(3,870,498)	(2,601,708)	(1,268,790)	49%

Minority interest loss in operating subsidiaries	609,630	439,722	169,908	39%

Income / (loss) before income tax	-3,260,868	-2,161,986	(1,098,882)	51%

Income tax benefit	-93,997	147,955	(241,952)	-164%

Net income / (loss)	$(3,354,865)	$(2,014,031)	$(1,340,834)	67%

Year Ended December 31, 2008 (“2008”) Compared to the Year Ended December 31, 2007 (“2007”)

Revenues

Revenues for fiscal year ended 2008 were $6,362,000 as compared to $2,839,000 for 2007.  The increase in revenue of approximately $3,523,000 or 124% is attributable to our Shandong Media joint venture entered into during 2008 that provided us with approximately $1,644,000 of revenues during the last two quarters of the year, and the inclusion of our Jinan Broadband operations for a full year in the 2008 period as compared to only nine months of operations in the 2007 period

Our revenues were attributed to our PRC based subsidiaries in 2008.  Jinan Broadband revenue consisted of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $4,718,000.  Shandong Media’s revenue consisted of sales to publications and advertising of $1,644,000.

We expect that our revenues will increase as we continue to grow our businesses.  In addition, we expect in increase in gross revenues as a result of our recent acquisition of AdNet which, at the time of acquisition, operates in over 2,000 internet cafés.

Gross Profit

Our gross profit in 2008 was $2,622,000, marking an increase from $1,181,000 in 2007.  The increase in gross profit of approximately $1,141,000 or 122% is attributable to our Shandong Media joint venture and the inclusion of our Jinan Broadband operations for a full year in the 2008 period as compared to only nine months of operations in the 2007 period.

Gross profit as a percentage of revenue was 41.2% for 2008 as compared to 41.6% for 2007.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses in 2008 totaled $1,923,000 as compared to $954,000 in 2007.  The increase in selling, general and administrative expenses of $969,000 or 102% is primarily attributable to our Shandong Media joint venture entered into during 2008 and the inclusion of our Jinan Broadband operations for a full year in the 2008 period as compared to only nine months of operations in the 2007 period.

During 2008 salaries and personnel costs of approximately $1,207,000 or 57% is the major component of selling, general and administrative expenses.  During 2007 salaries and personnel costs were approximately $451,000 or 47%.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following contains a list of our professional fees incurred during 2008 and 2007.

	2008	2007
Accounting	$259,000	$250,000
Consulting	$147,000	$223,000
Legal	$214,000	$156,000
Total	$619,000	$629,000

The professional fees are generally related to public company reporting and governance expenses, and the Broadband Acquisition in 2007.  In 2008 significant additional costs were incurred primarily for services performed relating to the Settlement Agreement and related transactions, the January 2008 note financing and the Shandong Media joint venture.

We expect our costs for professional services to remain significant, but to decrease as a percentage of our overall revenues as we continue to acquire new entities and create synergistic partnerships as we implement our strategy as set forth above for public company reporting and corporate governance expenses.

Depreciation and Amortization

	2008	2007
Depreciation:	$2,800,000	$1,718,000
Amortization:	$237,000	$77,000
Total	$3,037,000	$1,795,000

The increase in depreciation expenses of $1,082,000 is primarily attributable to our inclusion of Jinan Broadband operations for a full year in the 2008 period as compared to only nine months of consolidated operations in the 2007 period.  Depreciation expense during 2008 relates to the depreciation on the approximately $13.7 million of property, plant and equipment, at our Jinan Broadband subsidiary.

The increase in amortization of $160,000 is attributable to (1) a full year in 2008 of our Jinan Broadband service contract amortization compared to only nine months in 2007, (2) amortization related to our Shandong Media intangible asset acquired in 2008 and (3) the amortization of debt issuance costs associated with the Convertible Note in 2008.

Interest and Other Income (Expense), net

We recorded a net loss amount of approximately $912,000, in interest and other income (expense), net, during 2008. This amount consisted primarily of:

•	the net gain on the Settlement Agreement in the amount of approximately $1,301,000,
•	the loss on marketable equity securities write-down related to our Cablecom Holdings shares in the amount of $1,797,000,
•	interest expense related to the 5% Convertible Notes issued on January 11, 2008 in the amount of approximately $303,000,
•	the loss on the sale of marketable equity securities in the amount of $103,000.

We expect to continue to incur interest expenses in connection with our issuance of our $4,971,250 principal amount of Notes issued in January 2008 which compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013.

Minority Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During 2008, $588,000 of our operating losses were allocated to Jinan Parent and $440,000 was allocated in 2007.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  We consolidated the results of Shandong Media effective July 1, 2008.  During 2008 $22,000 (for 6 months of operations) of our operating loss from Shandong Media was allocated to Shandong Newspaper.

The following table breaks down the results of operations for 2008 and 2007 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband and Shandong Media
➢	Includes a full year of operations of our Jinan Broadband company in 2008 as compared to only 9 months in 2007
➢	Includes 6 months of operations of our Shandong Media company in 2008 as compared to no operations in 2007

	Year Ended				Year Ended
	December 31, 2008				December 31, 2007
		% of				% of
		Total				Total
	Operating	Revenue	Non-Operating	Total	Operating	Revenue	Non-Operating	Total

Revenue	$6,361,970		$-	$6,361,970	$2,839,197		$-	$2,839,197
Cost of revenue	3,740,381		-	3,740,381	1,657,979		-	1,657,979
Gross profit	2,621,589	41.2%	-	2,621,589	1,181,218	41.6%	-	1,181,218

Selling, general and adminstrative expenses	1,100,667	17.3%	822,719	1,923,386	367,837	13.0%	586,545	954,382
Professional fees	24,808	0.4%	594,597	619,405	-	0.0%	628,490	628,490
Depreciation and amortization	2,800,815	44.0%	236,384	3,037,199	1,718,277	60.5%	77,226	1,795,503

Income / (loss) from operations	(1,304,701)	-20.5%	(1,653,700)	(2,958,401)	(904,896)	-31.9%	(1,292,261)	(2,197,157)
Interest & other income / (expense)
Settlement gain	-		1,300,692	1,300,692	-		-	-
Interest income / (expense), net	24,218		(326,988)	(302,770)	8,441		(2,006)	6,435
Gain (loss) on sale of securities	-		(102,505)	(102,505)	-		-	-
Loss on securities write-down	-		(1,797,378)	(1,797,378)	-		-	-
Other	(122)		(10,014)	(10,136)	(936)		(410,053)	(410,989)

Income / (loss) before minority interest	(1,280,605)		(2,589,893)	(3,870,498)	(897,391)		(1,704,320)	(2,601,711)

Minority interest loss in operating subsidiaries	-		609,630	609,630	-		439,722	439,722

Income / (loss) before income tax	(1,280,605)	-20.1%	(1,980,263)	(3,260,868)	-897,391	-31.6%	-1,264,598	-2,161,989

Income tax benefit / (expense)	-	0.0%	(93,997)	(93,997)	-		147,955	147,955

Net income / (loss)	$(1,280,605)	-20.1%	$(2,074,260)	$(3,354,865)	$(897,391)	-31.6%	$(1,116,643)	$(2,014,034)

Liquidity and Capital Resources

As of December 31, 2008 we had $4,426,000 of cash on hand and a working capital deficit of $675,000.  As of December 31, 2008, we had total current liabilities of $6,569,000.  Given our current commitments and working capital deficit, we cannot support our operations for the next 12 months without additional capital.

           On January 11, 2008 we entered into and consummated a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

During 2008 the Company incurred $345,000 in interest expense related to these notes. Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents with the consent of the Note holders, the Company issued 329,856 shares to the Note holders in lieu of cash of approximately $247,000 for interest accrued in 2008.  Additional interest expense of $98,000 was recorded for the warrants.

In March 2008, we used approximately $3.2 million of these proceeds to fund our second payment for our purchase of Jinan Broadband. In addition, in 2008 we used approximately $1.4 million to fund our initial investment in our Shandong Media joint venture

In April 2008 we received 390,000 Cablecom Holdings Shares that were part of the Settlement Agreement described above and recorded, as a portion of the settlement gain, $2,515,000 upon receipt of the shares.  During 2008 the Company sold 71,880 of the Cablecom Holdings Shares on the open market and received gross proceeds of $361,000 and recorded a net loss on the sales of approximately $103,000.

As a result of a significant decline in the price of the Cablecom Holdings Shares we recorded an other than temporary impairment loss of approximately $1.8 million on these shares in interest and other income (expense) in 2008.  The fair value of the remaining 236,806 Cablecom shares at March 20, 2009 approximates $69,000.

Cash Flows

The following sets forth a summary of the Company’s cash flows for 2008 and 2007:

	Years Ended
	December 31,	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$1,286,000	$1,129,000
Net cash provided by (used in) investing activities	(1,700,000)	(2,443,000)
Net cash provided by (used in) financing activities	4,232,000	1,351,000
Effect of exchange rate changes on cash	135,000	332,000

Operating activities for 2008 and 2007, after adding back non-cash items, provided cash of approximately $448,000 and $72,000, respectively. During such period other changes in working capital provided cash of approximately $983,000 and $1,057,000, respectively, resulting in cash being provided by operating activities of $1,432,000 and $1,129,000, respectively.

Investing activities for 2008 and 2007 used cash of $1,700,000 and $2,443,000, respectively.  The 2008 amounts consisted of additions to property and equipment in the amount of $2,061,000 offset by the proceeds from the sale of Cablecom Holding shares in the amount of $361,000.  The 2007 amounts consisted solely of additions to property and equipment.

Financing activities for 2008 and 2007 provided cash of $4,232,000 and $1,351,000, respectively. For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000 partially offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $513,000.  For 2007, this amount consisted of proceeds from the private placement of $4,000,000 partially offset by $421,000 of payments related to issuance costs associated with the private placement offering and a decrease in the payable to Jinan Parent in the amount of $2,228,000.

Our WOFE, Jinan Broadband subsidiary and Shandong Media joint venture are located in China.  All of their operations are conducted in the local currency of the Chinese Yuan also known as Renminbi or RMB.  The effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided (used) cash of $(11,000) and $332,000 during 2008 and 2007, respectively.

Need for Additional Capital

We have raised approximately $4.8 million (net of cost of capital and expenses) in order to fund our second payment for our purchase of Jinan Broadband, which payment was due in January of 2008 and to acquire Shandong Newspaper and cover the cost of interim operations. We made the second and last payment for Jinan Broadband in March of 2008 and incurred no penalty for making this payment in March.

In 2008 we used approximately $1.4 million to fund our first payment under the Shandong Newspaper Cooperation Agreement to Shandong Media.  Management will need to raise additional funds to satisfy the second payment to Shandong Media in October 2009 (see below).

Management does not believe that the Company has sufficient capital to sustain its operations without raising additional capital.   Pursuant to the Settlement Agreement, we received 390,000 shares of Cablecom Holdings Shares from Mr. Ng, in April 2008of which 260,000 are subject to lock-up provisions that expire within the next 12 months.  In 2008 the Company sold 71,880 of the Cablecom Holdings Shares on the open market and received gross proceeds of $361,000.  In 2008 the value of the Cablecom Holding Shares decreased approximately $1.8 million resulting in a value for these shares of approximately $254,000 at December 31, 2008.  The Cablecom Holding Shares may continue to fluctuate and may decline further.  In January and February of 2009 an additional 81,314 shares were sold for total proceeds of $52,736.

We intend to grow primarily through marketing to increase our subscriber (Jinan Broadband) and readership (Shandong Media) base and through acquisitions and partnerships of China based broadband, internet and media businesses.  The synergistic relationships and economies of scale will also expand our growth.

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

Financial Commitments

The Company pays approximately $73,000 (500,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis.  The Company paid approximately $47,000 (RMB 325,000) for 6 months rent in 2008 for its Shandong Media facility, renewable on an annual basis at $94,000.

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

Recent Developments

In April of 2009 we completed our acquisition of AdNet, an internet café content and adverting provider.  Additional specific information relating to this acquisition can be found in Item 1, above.

Recent Financings

2007 Equity Financing

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

We used $2,572,000 of the proceeds of this offering from the first closing (inclusive of expenses) to pay the first installment of our acquisition of a 51% interest in the China based broadband cable internet business. This business acquisition is our only operating business as of April 1, 2007.  We granted the investors registration rights in connection with this offering and compensated WestPark Capital, Inc., our placement agent, with a placement agent fee consisting of $320,000 plus expenses, and issued to them 640,000 warrants to purchase common stock at $.60 per share.

2007 Equity Financing and Broadband Acquisition

Simultaneously with the closing of our acquisition of China Broadband Cayman pursuant to the Broadband Acquisition, we consummated a $4,000,000 equity financing wherein we sold an aggregate of 8,000,000 shares of common stock and 4,000,000 warrants to purchase common stock at $2.00 per share.   Additional information relating to this financing is provided in Section 1 above in the subsection titled “Overview of Holding Company” at the end of the Business section above.

The material terms of the Broadband Acquisition, resulting in our becoming an operating entity in 2007, were that:

•
We acquired all of the shares of China Broadband Cayman from its four shareholders (the “Broadband Shareholders”) in exchange for 37,865,506 shares of our common stock, resulting in China Broadband Cayman becoming our wholly owned subsidiary and its Broadband Shareholders owning over 78% of our common stock;

•
We funded, with the proceeds of our simultaneous $4,000,000 equity financing,  the first of two payments of the acquisition of the 51% interest in Jinan Broadband of approximately $2,572,125 including expenses, the second payment of which was made in March 2008;

•
We assumed liabilities of China Broadband Cayman under the $325,000 principal amount of 7% Convertible Promissory Notes issued by them in late 2006, which were convertible at $.25 per share of our common stock for an aggregate of 1,300,000 shares and to pay interest thereon, all of which have since been converted as of February 28, 2007, with interest paid in cash through such date;

•
We assumed certain obligations of China Broadband Cayman to issue, and have so issued, 48,000 shares to WestPark Capital, Inc., which acted as placement agent for China Broadband Cayman in connection with placement agent services rendered by it relating to the sale of its 7% Convertible Promissory Notes, in 2006;

•
We have agreed to assume obligations of China Broadband Cayman under its registration rights agreement, to register all shares issued upon conversion of the 7% Convertible Promissory Notes and the 48,000 shares issued to WestPark Capital, Inc.  As these shares were not registered, for the year ended December 31, 2007 we were required to issue 170,855 shares as a penalty to said shareholders, which were issued in March 2008;

•
We issued 500,000 warrants to BCGU, LLC, an entity beneficially owned by Mark L. Baum, our outgoing director, executive officer and former principal shareholder, as consideration for professional and related services rendered, which warrants are exercisable at $.60 and expire on March 24, 2009 (which have subsequently been extended as part of the Settlement Agreement through March 24, 2013);

•
We agreed to a “leak out” agreement with respect to the Exchange Shares and with respect to shares held beneficially by Mr. Baum, our outgoing executive officer and director and the four Broadband Shareholders, which leak out agreement has since been terminated so as to facilitate our convertible debt financing in January 2008;

•
We issued 3,974,800 warrants exercisable at $.60 per share with an expiration date of March 24, 2009 (which have subsequently been extended as part of the Settlement Agreement through March 24, 2013) to Maxim Financial Corporation as a consulting fee and in exchange for funding operating and other business activities of China Broadband Cayman prior to the Share Exchange and in exchange for entering into a pass through lease with us and waiving past and future rent through December 2007 under such lease;

•	We entered into employment agreements with certain new members of management, which employment agreements have since been modified.

Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”).

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

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and resolving all disputes with management and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng for his activities in forming China Cablecom and its entry into a Proposed Merger (as defined below) with a subsidiary of Jaguar (as defined below) as violation of his employment agreement with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Pu Yue. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng transferred 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”) to the Company.  The Cablecom Holding Shares were transferred by Mr. Ng on an “as is basis”, except that such shares would have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings.  The 390,000 Cablecom Holdings Shares were issued to the Company in April 2008 upon satisfaction of certain conditions in the Settlement Agreement, including, receipt of releases from certain parties listed therein and the shares have been registered for re-sale by Cablecom Holdings, subject to a lock up agreement.  71,880 Cablecom Shares were sold in 2008 for gross proceeds of approximately $361,000.  In January and February of 2009, 81,314 shares have been sold for approximately $51,000, however, given the recent market crises and illiquidity, the Company’s management has been forced to significantly write down the value of the remaining shares;

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to their employment agreements (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company) , requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger.  In addition, Mr. Ng  waived his right to receive all accrued salary previously owed to him through January 11, 2008;

•
Mr. Ng assigned 7,017,814 shares of Common Stock owned beneficially by him to the investors (other then Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders;

•
Mr. Ng transferred to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases from such persons;

•	Chardan Capital, a party to the Settlement Agreement, completed the January 2008 Financing as placement agent, concurrently upon execution by all related parties of the Settlement Agreement;

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano were appointed as directors joining Messrs. Pu Yue and Clive Ng on the board;

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase our common stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from holders of the Investor Warrants.  All releases were obtained as of May 2, 2008, resulting in the modification of all of the Investor Warrants; and

•
The Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, respectively, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013, all of which warrants have been extended accordingly.

The following table provides the components of the net gain the Company recognized as a result of the Settlement Agreement in 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Fair value of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

January 2008 Financing of Convertible Notes and Warrants

On January 11, 2008, simultaneously with the entry into the Settlement Agreement, we entered into and consummated a note and warrant financing pursuant to a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of convertible notes (“Notes”) due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013 (the “January 2008 Financing”).

While the gross proceeds of the offering were $4,850,000, Chardan Capital applied its 2.5% cash placement agent commission ($121,250) towards a subscription for Notes and Class A Warrants resulting in the issuance of an aggregate of $4,971,250 principal amount of Notes resulting in no cash payout to them at the closing for their transfer agent fee.  Interest on the Notes compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not paid earlier.  Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share (6,628,333 shares as of the issuance date).  The Notes have “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of common stock or rights to acquire common stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price.  Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment.  In addition, the Notes are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

In 2008 the Company incurred $345,000 in interest expense related to the Notes and Warrants.  With the consent of the Note holders, the Company issued 329,856 shares to Note holders in lieu of cash.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a placement agent fee of $121,250 (based on 2.5% of $4,850,000 of principal amount of Notes issued to other investors), which fee has, pursuant to the terms of their engagement agreement, been applied their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants.  In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s common stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”).  The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company recognized the fair value of the Broker Warrants of $226,835 as debt issuance costs and is amortizing such value over the five year life of the Convertible Notes.

Assignment by Clive Ng of Shares to Investors

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng, our Chairman and Majority Shareholder, assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors (other than Chardan Capital) at a nominal purchase price of $.001 per share.

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

Appointment of Additional Members to Board of Directors

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Pu Yue. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital.

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

Through WFOE, we acquired a 51% interest in Jinan Broadband effective April 1, 2007, and a 50% interest in the Shandong Media joint venture effective July 1, 2008. Accordingly, our historical experience with operations in China is limited and may change in the future as we continue to operate the companies. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue is recorded as services are provided to customers.  The Company generally recognizes all revenue in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.  The Company records deferred revenue for payments received from customers for the performance of future services and recognizes the associated revenue in the period that the services are performed.  Provision for discounts and rebates to customers and other adjustments, if any, are provided for in the same period the related sales are recorded.

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

Intangible Assets

We perform indefinite life intangible asset impairment tests on an annual basis and between annual tests in certain circumstances.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  In making these assumptions and estimates, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets.  We will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.  Any such resulting impairment charges could be material to the Company’s results of operations.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company is currently assessing the potential effect of the FSP on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activities

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.  However, future acquisitions, including AdNet, will be accounted for in accordance with these new standards.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at April 13, 2009 was approximately 6.836 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range.

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

The Company primarily invests its cash in checking, bank money market and savings accounts. As of March 31, 2009, the Company has not entered into any type of hedging or interest rate swap transaction.

Item 8. Financial Statements and Supplementary Data

CHINA BROADBAND, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Broadband, Inc.

We have audited the accompanying consolidated balance sheets of China Broadband, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion .An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Broadband, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted ion the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the has incurred significant losses during 2008 and 2007, has a working capital deficit at December 31, 2008 and has relied on debt and equity financings to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
UHY LLP

April 14, 2009
Albany, NY

CHINA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,425,529	$472,670
Marketable equity securities	254,496	-
Accounts receivable	136,709	136,655
Inventory	877,309	642,313
Prepaid expense	46,380	14,781
Other current assets	153,277	73,947
Total current assets	5,893,700	1,340,366

Property and equipment, net	9,299,473	10,333,105
Intangible assets	4,218,758	1,981,307
Other assets	692,911	-
Total assets	$20,104,842	$13,654,778

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,237,251	$835,257
Accrued expenses	936,134	554,073
Deferred revenue	1,382,103	1,252,313
Payable to Shandong Media	145,679	-
Payable to Jinan Parent	2,795,472	3,308,443
Other current liabilities	72,013	25,905
Total current liabilities	6,568,652	5,975,991

Long-term liabilities
Convertible notes payable	4,564,427	-
Deferred tax liability	790,617	366,672
Total long-term liabilities	5,355,044	366,672

Total liabilities	11,923,696	6,342,663

Minority Interest	6,637,631	4,879,802

Common shares to be issued	-	410,053

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 50,585,455 and 50,048,000 issued and outstanding	50,586	50,048
Additional paid-in capital	13,372,358	10,485,874
Accumulated deficit	(12,200,287)	(8,845,426)
Accumulated other comprehensive income (loss)	320,858	331,764
Total shareholders' equity	1,543,515	2,022,260

Total liabilities, minority interest and shareholders' equity	$20,104,842	$13,654,778

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	Years Ended
	December 31,	December 31,
	2008	2007

Revenue	$6,361,970	$2,839,197
Cost of revenue	3,740,381	1,657,979
Gross profit	2,621,589	1,181,218

Selling, general and adminstrative expenses	1,923,386	954,382
Professional fees	619,405	628,490
Depreciation and amortization	3,037,199	1,795,501

Loss from operations	(2,958,401)	(2,197,155)

Interest & other income / (expense)
Settlement gain	1,300,692	-
Interest income / (expense), net	(302,770)	6,435
Loss on sale of securities	(102,505)	-
Loss on securities write-down	(1,797,378)	-
Other	(10,136)	(410,988)

Loss before minority interest	(3,870,498)	(2,601,708)

Minority interest loss in operating subsidiaries	609,630	439,722

Loss before income tax	(3,260,868)	(2,161,986)

Income tax (expense) / benefit	(93,997)	147,955

Net loss	$(3,354,865)	$(2,014,031)

Net loss per share
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

Weighted average shares outstanding
Basic	50,332,705	46,504,812
Diluted	50,332,705	46,504,812

See notes to consolidated financial statements.

CHINA BROADBAND INC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other
	Common	Par	Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	Total	Loss

Balance December 31, 2006	543,494	$535	$6,705,918	$(6,831,393)	$-	$(124,940)

Shares issued for services	2,300,000	2,300	26,321			28,621

Shares issued for share
exchange	37,865,506	37,865	(37,865)			-

Shares issued upon
conversion of convertible
promissory notes	1,348,000	1,348	227,200			228,548

Shares issued in private
placement offering	8,000,000	8,000	3,992,000			4,000,000

Debt issuance cost associated
with private placement
offering and conversion of
convertible promissory notes			(427,700)			(427,700)

Comprehensive loss:
Net loss				(2,014,031)		(2,014,031)	(2,014,031)
Foreign currency translation
adjustments					331,764	331,764	331,764

Balance December 31, 2007	50,057,000	$50,048	$10,485,874	$(8,845,424)	$331,764	$2,022,262	(1,682,267)

Warrant valuation associated with
convertible notes payable & other			745,694			745,694

Option valuation associated with
employment agreeement			44,898			44,898

Shares issued for penalty
of non-registration	207,599	208	421,970			422,178

Warrant valuation associated with
extension from settlement agreement			1,426,862			1,426,862

Shares issued in lieu of convertible
note interest	329,856	330	247,061			247,391

Comprehensive loss:
Net loss				(3,354,865)		(3,354,865)	(3,354,865)
Foreign currency translation
adjustments					320,858	320,858	320,858

Balance December 31, 2008	50,594,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	(3,034,007)

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating
Net loss	$(3,354,864)	$(2,014,033)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	318,818	438,674
Depreciation and amortization	3,369,930	1,795,501
Deferred income tax	423,945	(147,954)
Minority interest	(609,630)	(439,722)
Loss on sale and write-down of marketable equity securities	1,899,883	-
Gain on settlement agreement	(1,300,692)	-
Change in assets and liabilities,
Accounts receivable	(54)	442,640
Inventory	(234,996)	667,357
Prepaid expenses and other assets	213,177	(88,728)
Accounts payable and accrued expenses	1,187,894	247,454
Deferred revenue	129,790	230,889
Other	(611,512)	(17,416)
Net cash provided by operating activities	$1,431,513	$1,129,494

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	361,121	-
Acquisition of property and equipment	(2,061,401)	(2,443,055)
Net cash used in investing activities	$(1,700,280)	$(2,443,055)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	4,850,000	4,000,000
Issuance costs associated with private placement and convertible notes	(104,500)	(420,500)
Payable to Jinan Parent	(512,971)	(2,228,203)
Net cash provided by financing activities	$4,232,529	$1,351,297

Effect of exchange rate changes on cash	$(10,903)	$331,764

Net increase in cash and cash equivalents	3,952,859	369,500
Cash and cash equivalents at beginning of period	472,670	103,170

Cash and cash equivalents at end of period	$4,425,529	$472,670

Supplemental Cash Flow Information:

Cash paid for interest	$-	$10,490
Notes payable converted to common stock	$-	$325,000
Value assigned to shares issued as penalty
for non-registration of 7% convertible notes	$12,125	$410,053
Value assigned to shares issued in lieu of cash for interest expense	$247,392	$-

Acquisition of Shandong Media:
Fair value of assets acquired	$4,184,022	$-
Liabilities assumed	$-	$-
Consideration paid:
Cash paid	$1,311,113	$-
Cash amount owed	$780,899	$-
Minority interest	$2,345,777	$-

Acquisition of Jinan Broadband
Fair value of assets acquired	$-	$11,497,317
Liabilities assumed	$-	$2,186,360
Consideration paid:
Cash paid	$3,200,000	$2,752,125
Cash amount owed	$-	$3,200,000
Minority interest	$4,291,854	$5,319,524

Convertible Note Issuance
Proceeds received from issuance of Convertible Notes	$4,850,000	$-
Debt issuance costs converted to Convertible Notes	$121,250	$-
Debt issuance costs not converted to Convertible Notes	$226,835	$-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
China Broadband, Inc., a Nevada corporation and its subsidiaries (“China Broadband”, “we,” “us,” or “the Company”) owns and operates, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of July 1, 2008 a television programming guide publication business joint venture in the Shandong Province of China (see Note 3 below).  The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its Jinan Broadband subsidiary.  In addition, beginning July 2008 and as a result of our recently acquired Shandong Newspaper subsidiary, we provide a print based media and television programming guide business.  The Company operates in the media segment.

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

2.	Recent Developments

Shandong Media Joint Venture - Cooperation Agreement and Additional Payments

On March 7, 2008, through our WFOE in the PRC, we entered into a Cooperation Agreement (the "Shandong Newspaper Cooperation Agreement") by and among our WFOE subsidiary, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively "Shandong Newspaper").  The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. (referred to herein as "Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper entities mentioned above contributed their entire Shandong Newspaper Business and transferred certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our WFOE in the PRC in the second quarter of 2008 with the joint venture becoming operational in July of 2008.  In exchange therefore, the Cooperation Agreement provided for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB) which was contributed to Shandong Media as working and acquisition capital.  As part of the transaction, and to facilitate our subsidiary’s ownership and control over Shandong Newspaper under PRC law, through our WFOE in the PRC, we loaned Shandong Media said funds pursuant to a loan agreement and equity option agreement, and a majority of the shares of Shandong Newspaper are held on our behalf by Pu Yue, our CFO, as trustee on behalf of the Company pursuant to a pledge agreement and trustee agreement.  The results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $730,000 (as adjusted for current rates as of March 2009) and US $2,900,000 (between 5 million RMB and 20 million RMB, respectively) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction.

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

•	equals or exceeds 4 million RMB but less than 16 million RMB, then we will be required to contribute 125% of such net profits to the Shandong Media joint venture, and

•	is less then 4 million RMB, then we will be required to contribute only an additional 5 million RMB (approximately US $730,000 presuming current exchange rates are in effect at such time).

In order to facilitate the transfer of equitable ownership and control of Shandong Media, this acquisition was completed in accordance with a pledge and loan agreement, pursuant to which all of the shares of Shandong Media which we acquired are held in trust on our behalf by Pu Yue, our CFO as nominee holder, as security for a loan to Shandong Media’s parent seller.   See below in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section, for more information about the individual publications.

Settlement Agreement and Convertible Note and Warrant Financing

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC (“Chardan Capital”), Jaguar Acquisition Corporation (“Jaguar”), and China Cablecom Holdings, Ltd (“Cablecom Holdings”).

Simultaneously, the Company consummated a private convertible note and warrant financing with gross proceeds of $4,850,000 (the “January 2008 Financing”), through Chardan Capital acting as Placement Agent and appointed three additional directors and a new Chief Executive Officer to the Company.   Material terms of the Settlement Agreement, employment agreement amendments and the January 2008 Financing related agreements (including the note purchase agreement, the form of notes and form of warrants) are as follows:.

The Settlement Agreement was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and resolving all disputes with management and certain investors and consultants concerning possible claims that such investors suggested might be brought against Mr. Ng for his activities in forming China Cablecom and its entry into a Proposed Merger (as defined below) with a subsidiary of Jaguar (as defined below) as violation of his employment agreement with the Company. The Settlement Agreement provides, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provides for the modification of employment agreements of both Mr. Clive Ng and Mr. Pu Yue. The Settlement Agreement also calls for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants, as elaborated further herein in exchange for releases in favor of the Company and management and their affiliates.

Among other provisions, pursuant to the Settlement Agreement:

•
Clive Ng transferred 390,000 shares of common stock of Cablecom Holdings (the “Cablecom Holdings Shares”) to the Company.  The Cablecom Holding Shares were transferred by Mr. Ng on an “as is basis”, except that such shares would have the same lock-up restrictions, registration or other rights, privileges or benefits as Mr. Ng has for all other shares to be issued to him by Cablecom Holdings.  The 390,000 Cablecom Holdings Shares were issued to the Company in April 2008 upon satisfaction of certain conditions in the Settlement Agreement, including, receipt of releases from certain parties listed therein and the shares have been registered for re-sale by Cablecom Holdings, subject to a lock up agreement.  71,880 Cablecom Shares were sold in 2008 for gross proceeds of approximately $361,000.  In January and February of 2009, 81,314 shares have been sold for approximately $51,000, however, given the recent market crises and illiquidity, the Company’s management has been forced to significantly write down the value of the remaining shares;

•
The Company and each of Messrs. Ng and Pu, have agreed to modifications to their employment agreements (the “Employment Agreement Amendments”), reducing their time commitments to the Company and its subsidiary and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer, eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company) , requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future (and recognizing that acquisition candidates involving acting as a joint venture provider of integrated cable television services in the People’s Republic of China and related activities, but which does not include the provision of Stand-Alone Broadband Services are the business of China Cablecom) and allowing them to continue to be involved with certain other activities and to continue in their executive capacities with Cablecom Holdings or its successor after the Proposed Merger.  In addition, Mr. Ng  waived his right to receive all accrued salary previously owed to him through January 11, 2008;

•
Mr. Ng assigned 7,017,814 shares of Common Stock owned beneficially by him to the investors (other then Chardan Capital which did not receive shares from Mr. Ng) in the private January 2008 Financing as described below, thereby facilitating the January 2008 Financing while avoiding additional dilution to the Company’s current stock and warrant holders;

•
Mr. Ng transferred to certain private investors who acquired shares directly from him in July of 2007, an aggregate of 566,790 shares of Common Stock owned beneficially by him, in exchange for releases from such persons;

•	Chardan Capital, a party to the Settlement Agreement, completed the January 2008 Financing as placement agent, concurrently upon execution by all related parties of the Settlement Agreement;

•	Mr. David Zale, Mr. Jonas Grossman and Mr. James Cassano were appointed as directors joining Messrs. Pu Yue and Clive Ng on the board;

•
The Company agreed to extend the expiration dates of 4,000,000 warrants to purchase our common stock at an exercise price of $2.00 per share, issued to certain private placement investors (“Investor Warrants”) in the Company’s private placement of common stock and warrants in 2007, from March of 2009, through January 11, 2013, upon receipt of releases from holders of the Investor Warrants.  All releases were obtained as of May 2, 2008, resulting in the modification of all of the Investor Warrants; and

•
The Company has offered to BCGU, LLC, WestPark Capital, Inc., Maxim Financial Corporation, who were issued 500,000, 640,000 and 3,974,800 warrants exercisable at $.60 per share in January of 2007, respectively, the right, at their discretion, to extend the exercisability period of their respective warrants through January 11, 2013 or, in the alternative, the right to receive a scrip right to execute the unexercised portion of their warrants, at any time between the time of expiration date of their unexercised warrants and continuing through January 11, 2013, all of which warrants have been extended accordingly.

The following table provides the components of the net gain the Company recognized as a result of the Settlement Agreement in 2008 which is recorded in “Interest and other income (expense)” in the accompanying Statement of Operations:

Fair value of Cablecom Holdings Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net Gain	$1,300,692

January 2008 Financing of Convertible Notes and Warrants

On January 11, 2008, simultaneously with the entry into the Settlement Agreement, we entered into and consummated a note and warrant financing pursuant to a subscription agreement (the “Subscription Agreement”) with ten accredited investors (inclusive of Chardan Capital) with respect to the issuance of an aggregate of $4,971,250 principal amount of convertible notes (“Notes”) due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013 (the “January 2008 Financing”).

While the gross proceeds of the offering were $4,850,000, Chardan Capital applied its 2.5% cash placement agent commission ($121,250) towards a subscription for Notes and Class A Warrants resulting in the issuance of an aggregate of $4,971,250 principal amount of Notes resulting in no cash payout to them at the closing for their transfer agent fee.  Interest on the Notes compounds monthly at the annual rate of five percent (5%) with the maturity date on January 11, 2013, if not paid earlier.  Each holder of a Note can convert all or any portion of the then aggregate outstanding principal amount of the Note, together with interest, into shares of Common Stock at a conversion price of $0.75 per share (6,628,333 shares as of the issuance date).  The Notes have “full ratchet” anti dilution protection for the first three years, pursuant to which the conversion price of the Notes will be adjusted downward in the event of the issuance by the Company of common stock or rights to acquire common stock at prices below $.75 per share (or below such other conversion price of the Notes as is then in effect) to such lower price.  Thereafter and until repaid, the Notes provide only for weighted average anti-dilution price protection adjustment.  In addition, the Notes are subject to certain customary anti-dilution protections for stock splits, combinations or similar transactions of the Company.

In 2008 the Company incurred $345,000 in interest expense related to the Notes and Warrants.  With the consent of the Note holders, the Company issued 329,856 shares to Note holders in lieu of cash.

Placement Agent Fee to Chardan Capital Markets, LLC

In connection with their engagement as a placement agent, Chardan Capital has been compensated a $10,000 due diligence fee and reimbursement of legal and other expenses, and a placement agent fee of $121,250 (based on 2.5% of $4,850,000 of principal amount of Notes issued to other investors), which fee has, pursuant to the terms of their engagement agreement, been applied their investment in a $121,250 Note and 161,667 Class A Warrants at the same terms as all other investors in the offering and whose value is included and discount applied in the same manner as the Class A Warrants.  In addition, Chardan Capital was compensated warrants to acquire 1,131,667 shares of the Company’s common stock at an exercise price of $.50 per share exercisable commencing January 11, 2008 and expiring on June 11, 2013 (the “Broker Warrants”).  The Broker Warrants are identical to the Class A Warrants in all other material respects. The Company recognized the fair value of the Broker Warrants of $226,835 as debt issuance costs and is amortizing such value over the five year life of the Convertible Notes.

Assignment by Clive Ng of Shares to Investors

To incentivize the investors in January 2008 Financing and facilitate such financing, and as contemplated under the terms of the Settlement Agreement, Mr. Clive Ng, our Chairman and Majority Shareholder, assigned an aggregate of 7,017,814 shares of Common Stock beneficially owned by him to the January 2008 Financing investors (other than Chardan Capital) at a nominal purchase price of $.001 per share.

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

3.	Summary of Significant Accounting Policies

a)	Principles of Consolidation
The consolidated financial statements include the accounts of the China Broadband, Inc. and its wholly-owned subsidiary, China Broadband Cayman. The statements also includes those of our WOFE entities controlled through the WOFEand  Jinan Broadband and Shandong Media.   All material intercompany transactions and balances are eliminated in consolidation.

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
Accounts receivable are recorded at the invoiced amount after deduction of trade discounts, business tax and allowance. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. Accounts receivable of $137,000 and $137,000 as of December 31, 2008 and 2007, respectively, consisted of receivables from customers.

e)	Inventory
Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventory of $877,000 and $642,000 as of December 31, 2008 and 2007, respectively, consisted of raw material, parts and accessories.

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

Depreciation is provided for on the straight line basis over the estimated useful lives of the respective assets over a period of five years. Depreciation expense amounted to $2,800,000 and $1,718,000, during the years ended December 31, 2008 and 2007, respectively.

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

No impairment have been recognized in either 2008 or 2007.

h)	Intangible Assets
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

The adoption of FIN 48 during the year ended December 31, 2007 did not have a material effect on the Company’s financial position or results of operations.

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
The Company’s Jinan Broadband subsidiary and Shandong Media joint venture located in China uses its local currency (RMB) as its functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. The financial information is translated into U.S. Dollars at prevailing or current rates respectively, except for revenue and expenses which are translated at average current rates during the reporting period.

Exchange gains and losses are reported as a separate component of stockholders’ equity and are included in Comprehensive Loss.  The currency translation adjustment increased equity by $332,000 for the period ended December 31, 2008.

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
The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2008 due to the short maturities of such instruments.

o)	Reclassifications
Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

3.	Going Concern
The accompanying financial statements are presented on a going concern basis.  At December 31, 2008, the Company had a working capital deficit of approximately $675,000.  The Company generated a net loss of $3,354,000 and $2,014,000 during the years ended December 31, 2008 and 2007, respectively.  These conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
As described in Note 2 above, on January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. During 2008 the Company incurred $345,000 in interest expense related to these Notes and Warrants.

Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents during 2008, with the consent of the Note holders, the Company issued 329,856 shares to the Note holders in lieu of cash of approximately $247,000 for interest in 2008.  No assurance can be made that these holders will be willing to accept stock in lieu of cash payments for interest in future payments.

5.	Marketable Equity Securities
The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of the Cablecom Holdings Shares (Note 2). Available-for-sale securities and are carried at estimated fair value, based on available information. In 2008 the Company recognized an other than temporary loss of $1,797,000 in interest and other income (expense).  The securities remain on the Company’s books as of December 31, 2008 at the fair value amount of $270,000.

During 2008, the Company sold 71,880 Cablecom Holdings Shares for gross proceeds of approximately $361,000 leaving the Company with 318,120 Cablecom Holdings Shares. The Company recognized a net loss from the sale of these securities of approximately $103,000.

6.	Property and Equipment
Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture, fixtures and electrical appliances	$835,000	$631,000
Headend facilities and fiber infrastructure	13,177,000	11,420,000
Other	27,000	-
Total property and equipment	14,039,000	12,051,000
Less: accumulated depreciation	(4,740,000)	(1,718,000)
Net carrying value	$9,299,000	$10,333,000

Depreciation expense	$2,800,000	$1,718,000

7.	Accrued Expenses
Accrued expenses at December 31, 2008 and 2007 consist of the following:

	2008	2007
Accrued expenses	$543,000	$254,000
Accrued payroll	393,000	300,000
	$936,000	$554,000

8.	Accumulated Other Comprehensive Income
The foreign currency translation adjustment is the only amount included in accumulated other comprehensive income (loss).  The foreign currency translation adjustment is from the Renminbi to the US dollar.  We recorded amounts of $(11,000) and $332,000 during 2008 and 2007, respectively.

9.	Stock Based Compensation

The following table provides the details of the total stock based compensation during 2008 and 2007:

	2008	2007

Stock issued for consulting services	$-	$208,699
Stock option amortization	44,898	-
Warrant amortization	14,198	-
Stock issued in lieu of interest	247,391	-
Stock issued as non registration penalty	12,125	-

	$318,612	$208,699

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R) and recorded a charge of $8,216 in connection with the issuance of stock options to employees and a charge of $36,682 in connection with the issuance of stock options to our board members in 2008. During 2007 no options were outstanding and company incurred no charges in 2007.

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

As of December 31, the Company had total unrecognized compensation expense related to options granted to employees and board members of $61,330, which will be recognized over a remaining average period of 2 years.

Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. 250,000 options have been issued under the plan.

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	-	$-	-
Options granted	317,500	0.66	6.50
Options exercised	-	-	-
Options terminated and expired	-	-	-
Options outstanding at December 31, 2008	250,000	0.67	6.50

Options exercisable at December 31, 2008	145,000	0.59	6.50

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants described in Item 1 above, the Company has issued warrants to investors and service providers to purchase shares of the Company at a fixed exercise price and for a specified period of time.  The following table outlines the warrants outstanding as of December 31, 2008:

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

	16,942,300

On January 11, 2008, as part of the Settlement Agreement described above in Item 1, the Company agreed to extend the expiration date of the Maxim Financial Corporation, WestPark Capital, BCGU and the 2007 Private Placement Investor warrants issued in 2007 until January 11, 2013.  The Company recorded an expense of $1,426,862 in 2008 as a result of the extension of these warrants.

On January 11, 2008 the Company issued warrants in connection with the January 2008 Financing of Notes and Class A Warrants to ten accredited investors and Chardan Capital as broker.  The Company recorded the value of the Class A Warrants of $504,661 as a discount to the Notes issued therewith and is amortizing this discount over the five year life of the Notes.

On January 11, 2008 the Company issued the 1,131,667 Broker Warrants expiring June 11, 2013 in connection with the January 2008 Financing to Chardan Capital as broker.  The Company is recognizing the value of the Broker Warrants of $226,835 as debt issuance costs and is expensing the value over the five year life of the Convertible Notes.

Pursuant to an agreement entered into in April 2007, the Company also issued warrants to a consultant for services provided on March 13, 2008, exercisable at $.60 per share. The Company incurred an expense of $14,198 during 2008 related to the issuance of these warrants and had total unrecognized compensation expense related to these warrants of $7,099, which will be recognized in April 2009.

10.	Income Taxes
The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of pre-exchange transaction net operating loss carryovers that expire in various years through 2025.  Since Management has not been able to determine whether income tax returns were filed prior to the January 23, 2007 merger transaction, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity.  The extent of these limitations has not yet been determined.

During the year ended December 31, 2008 and 2007 the Company generated an additional U.S. net operating loss carryover of $ 477,000and $1,023,000 which expires in 2028 and 2027, respectively.  Jinan Broadband has generated an additional Chinese net operating loss carryover of $407,000 and $732,498 during the year ended December 31, 2008 and 2007, which expires in 2013 and 2012.  Shandong Media has generated $86,000 Chinese net operating loss carryover during the year ended December 31, 2008.  The estimation of the income tax effect of any future repatriation of the Company’s 51% share of Jinan Broadband’s profits and the non-controlling interest in Shandong Media is not practicable.  This is because it may involve additional Chinese taxation on the distributions, or sale proceeds, to the extent that they are in excess of the investments made, but with credits for some or all of the Chinese taxes against U.S. taxes, plus the utilization of operating losses of the WFOE.  All of the foregoing would be subject to various tax-planning strategies.

China Broadband Ltd. is not subject to Cayman Islands taxation.

The Company has not recognized deferred tax assets relating to the excess of its income tax bases in its non-U.S. subsidiaries over their financial statement carrying value because the Company expects to hold the investments and reinvest future earnings indefinitely.  Such excess tax basis is approximately $1,638,000 at December 31, 2008.

The Company’s income tax benefit for the year ended December 31, 2007 consisted entirely of foreign deferred taxes arising from an operating loss carryforward.

The Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 consisted of:

	2008	2007
Deferred tax assets

U.S. NOL - pre-stock exchange transaction	$2,280,194	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	510,082	347,986
Foreign NOL	219,379	93,393
Deferred revenue	345,526	-
Fixed assets cost basis	409,876	-
Accrued payroll	133,716	72,098

Total deferred tax assets	3,898,772	2,793,671

Less: valuation allowance	(3,649,485)	(2,750,133)

Deferred tax liability - intangible assets	(1,039,905)	(410,210)

Net deferred tax liability	$(790,617)	$(366,673)

The deferred tax valuation allowance increased $899,000 and $2,750,000 during the year ended December 31, 2008 and 2007, respectively.  $2,280,000 of the 2007 increase in deferred tax valuation allowance amount was acquired in the stock exchange transaction and the remaining $470,000 by the companies operations.

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2008	2007

Net loss before income taxes	(3,870,499)	(2,161,988)

Expected income tax benefit at 34%	(1,315,970)	(735,076)

Nondeductible expenses	273	43,662
Rate-differential on foreign income invested indefinitely	135,132	110,848
WFOE NOL not recognized for indefinite reversal	12,681	14,601
Depreciation of fixed assets and amortization of intangible assets	123,779	-
Deferred revenue	(345,526)	-
Stock options and warrants	(26,830)	-
Write-down in value of available for sale securities	611,109	-
Increase in valuation allowance	899,352	418,010

Income tax expense (benefit)	$93,998	$(147,955)

11.	Commitments and Contingencies
Leases
The Company pays approximately $58,000 (400,000 RMB) annually for rent at its facilities in Jinan, China, renewable on an annual basis.  The Company paid approximately $47,000 (RMB 325,000) for 6 months rent in 2008 for its Shandong Media facility, renewable on an annual basis at $94,000.

Jinan Broadband has a contract with Jinan Center to install cables.  The contract value is approximately $730,000 (RMB 5.0 million) for the period of October 2008 through October 2009.  As of December 31, 2008 Jinan Broadband has completed approximately $248,000 (RMB 1.7 million) with the remaining $482,000 (RMB 3.3 million) to be completed in 2009.

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

Litigation
The Company is not a party to any legal proceedings.

12.	Recent Accounting Pronouncements
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company is currently assessing the potential effect of the FSP on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activities

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.  Our recent acquisition of AdNet (Note 13) will be accounted for in accordance with these new standards.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

13.	Subsequent Events
On April 7, 2009 we signed an agreement to acquire AdNet China, a leader in the delivery of multimedia advertising content to internet cafes in China.  AdNet China currently operates in 29 provinces in China with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.

Partnering with local advertisement agencies, AdNet China provides a network for tens of thousands of daily video ad insertions to entertainment content traffic (movies, music, video, and games). The Company projects a target service initiation of over 3,000 cafes during the first quarter of 2009, and progressing to triple that by the end of the year.

We anticipate many synergic relationships between Adnet and our existing assets.  Besides growing Adnet’s core business, the Adnet employees that will be joining China Broadband have experience with and will focus on additional value-added services for both Jinan Broadband and Shandong Media.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer,  reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report  (December 31, 2008) and concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner within the time periods specified in the Commissions rules and forms.  The term “disclosure controls and procedures” as used herein, includes, without limitation, those controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management (including our principal executive and financial officers or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure.

Management of the Company realizes that the assessment process is an ongoing one.   Accordingly, at the time of the final filing hereof, the Company's certifying officers reviewed and evaluated the effectiveness of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The Company has had previous late filings as a result of its PRC based operations and difficulty in preparation and conversion of PRC financial statements.   This was primarily due to its mid year acquisitions of operating businesses in the PRC in both 2007 and then in early 2008.  In addition, the Company determined in 2008 that it was required to restate its financial statements, as previously disclosed, in order to reflect, among other changes, the amortization of revenues from pre-paid internet subscribers, and has done so. The Company hired an outside consulting firm in the PRC to supplement the accounting personnel at the Company to help address these concerns.

There have been no other changes in the Company's internal control over financial reporting during the last period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Management has, during 2008,  implemented controls that it believes are effective, namely hiring an outside accounting consulting firm in the PRC to supplement the Company’s accounting personnel and creating controls so as to detect and amortize revenues from prepaid subscribers.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.   Other Information

Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. Currently, only 317,500 options were issued under the plan, of which 100,000 were granted to Mr. Urbach as per his employment agreement with the company (as described below) with the remaining 217,500 issued to certain directors and a consultant in 2008.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer and Directors

The executive officers and directors of the Company as of the date hereof are as set forth in the below chart.

Simultaneously with the closing of the Convertible Note Financing in January of 2008, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Pu Yue.  Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above.   Additionally, the board appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008 who has resigned effective April 8, 2008:

Name	Age	Position
Marc Urbach	36	President, Principal Executive Officer
Tom Lee	51	Chief Executive Officer (January 11,2008 - April 8, 2008)
Clive Ng	46	Chairman, Director
Pu Yue	36	Vice Chairman of China Broadband, Ltd. and China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer
James Cassano	62	Director
David Zale	55	Director
Jonas Grossman	34	Director
Priscilla Lu	56	Director (Appointed April 7, 2009)

Marc Urbach, has over twelve years of accounting, finance, and operations experience in both large and small companies.  He was the Executive Vice President and Chief Financial Officer of Profile Home Inc., a privately held importer and distributor of home furnishings from September 2004 until February 2008. He additionally served on the board and was part owner of Tri-state Trading LLC, a related import company during that same time period. Mr. Urbach was a Director of Finance at Mercer Inc., a Marsh & McLennan Company from 2002 to 2004. He was a Finance Manger at Small World Media from 2000 until 2002 and held a similar position at The Walt Disney Company from 1998 to 2000. He started his career at Arthur Andersen LLP as a senior auditor from 1995 to 1998. Mr. Urbach received his Bachelor of Science in Accounting from Babson College in 1995.

Clive Ng, currently a non-executive Chairman and Director of the Company and China Broadband, Ltd., has been a director and officer of the Company since January of 2007 and of China Broadband, Ltd. since August of 2006.  Mr. Ng also currently serves as a Senior Advisor to Warner Music Group Inc. (NYSE: WMG).  Mr. Ng has served as executive chairman of the board and President of China Cablecom Ltd. since its inception on October 6, 2006 and as a director, Executive Chairman and President of China Cablecom Holdings since October 2007.  From 2000 to 2003, he was the Chief Executive Officer of Pacific Media PMC, a home shopping company.  Mr. Ng co-founded TVB Superchannel Europe in 1992, which has grown to become Europe’s leading Chinese language broadcaster.  He also owned a 50% stake in HongKong SuperNet, the first Hong Kong based ISP which was then sold to Pacific Internet (NASDAQ:PCNTF).  Mr. Ng was Chairman and founder of Asiacontent (NASDAQ:IASIA), one of the first Asian internet companies to list in the United States, that has been a joint venture partner with NBCi, MTVi, C-NET, CBS Sportsline and DoubleClick in Asia.  Mr. Ng was also one of the initial investors and founder of E*TRADE Asia, a partnership with E*TRADE Financial Corp (NYSE: ET).   Mr. Ng was a founding shareholder of MTV Japan, with H&Q Asia Pacific and MTV Networks (a division of Viacom Inc).

Pu Yueis and has been an executive officer of the Company and its operating subsidiary since January of 2007.  Mr. Pu also serves as general manager and Chief Executive Officer of China Cablecom since its inception in 2006 and Chief Executive Officer and Acting Chief Financial Officer of China Cablecom Holdings since October 2007 a cable company that operates in the Jinan region of the Shandong province of China.  Mr. Pu carries with him more than a decade of PRC based media industry experience spanning across publishing, Internet and TV sectors. From 2005 to 2006, Mr. Pu was with China Media Networks, the TV media arm of HC International, as BD director, before starting up Jinan Broadband in 2006.   From 2003 to 2005, Mr. Pu was with Outlook Weekly of Xinhua News Agency as a strategic advisor and BD director. From 1999 to 2000, he was a director and a member of the founding team for Macau 5-Star Satellite TV, a mainland China satellite TV channel venture. From 1997 to 1999, he joined Economic Daily, and was head of the Internet arm of one of China's most popular business and entrepreneur magazines. From 1993 to 1997, Mr. Pu was an intelligence officer with China's National Security Service and a logistics specialist with a joint venture between Crown Cork & Seal and John Swire & Sons in Beijing.  Mr. Pu received an MBA from Jones Graduate School of Business of Rice University in 2002 and Bachelor in Law from University of International Relations in China in 1993.

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

Dr. Priscilla Lu, is a Managing Partner of Cathaya Funds, a private equity fund which she co founded in December 2008, focused on investing in mature PRC businesses where she acts as independent consultant in assisting in leveraging cross border alliances.   Dr. Lu was PRC advisor to Mayfield since November 2003 for more than 5 years and helped found GSR Fund in China.  Between February 2004 and May 2008, Dr Lu served as CEO of ViDeOnline, Inc., a company which delivers digital media content over secured broadband and mobile networks to broadband service providers in PRC.  Dr. Lu founded ViDeOnline, Inc. in February 2004.   In 1994, Dr. Lu was founder of interWAVE Communications Inc.  (Nasdaq “IWAV”), a company for which she served as Chairman and CEO between June 1994 to November 2003, and for which she was an executive during its public offering and NASDAQ Between 1976 and 1993, Dr. Lu served in various capacities at AT&T Bell Laboratories, where she led efforts in digital switching and networking and assisted in pioneering early technologies in CMOS VLSI in microprocessors.  Dr. Lu has B.S. and M.S. degrees in Computer Science and Mathematics, University of Wisconsin, Madison and holds a Ph.D. in Electrical Engineering and Computer Science from Northwestern University.

Previous Management

Tom Lee was appointed as Chief Executive Officer effective as of January 11, 2008 through April 8, 2008 and is no longer with the Company.  Mr. Lee  has twenty years of successful business development and management experience in high-tech industry and extensive hands-on experiences as co-owner and director of business development in the PRC.  Mr. Lee has served as Vice President of Business Development of TiVO Great China (TGC) Inc. since 2006.  Prior to such time and since 2005, Mr. Lee served as General Manager of Sales and Marketing of DVN Broadband Technologies Inc.  Between 1999 and 2003, Mr. Lee was the VP of Asia Sales and Marketing of nSTREAMS Technologies Inc., an international provider of Interactive TV and video server based technologies.  Prior to this time and since 1995, he became the Director of Business Development of Silicon Graphics Inc., Asia-Pacific, a company which provides high-performance server and storage solutions.  Mr Lee was employed in various capacities for Silicon Graphics, Inc. Mr. Lee served as the VP of Sales from 1987 to 1988 for Apollo Computer Corporation in Taiwan. From 1985 to 1986, Mr. Lee served as Director of Sales for the Minicomputer System Division of Systex Corp in Taiwan. Before that, he was the Sales Manager of Oversea Computer Corp in Taiwan since 1981. Mr. Lee received training at SGI senior manager training school from 1995 to 1997. He attended the Stanford University Economic Management program in the summer of 1996. Mr. Lee received his bachelor’s degree in Industry Management from the National Taiwan Industry Technology Institute of Taiwan.

Employment Agreement Amendments

Additionally, in connection with the Settlement Agreement and convertible note financing in January 2008, Messrs. Pu Yue and Clive Ng have each entered into amendments to their employment agreements which delineate the scope of services required from each of them for the Company and its subsidiaries, and permits mutual director and executive affiliations with the Company and Cablecom Holdings.  The modifications included reducing their time commitments to the Company and its subsidiaries and providing that once replacement executive officers have been hired (and in the case of Mr. Ng, assuming Mr. Pu continues in his role as chief financial officer), eliminating his executive duties and he will only continue as the Chairman and a director of China Broadband and the Company), requiring in the case of Mr. Ng that he be subject to an ongoing obligation to offer acquisition candidates in the stand-alone, independent broadband business to China Broadband in the future.   In addition, Mr. Ng has waived his right to receive all accrued salary previously owed to him.  The Employment Agreement Amendments were approved by the board and by the disinterested board members, Messrs. Zale and Grossman and was required as part of the Settlement Agreement.

Additionally, Mr. Ng waived his right to receive any and all accrued salary compensation owed to him by the Company, through January 11, 2008, all of which has accrued but were not paid.

Family Relationships

None.

Involvement in Certain Legal Proceedings

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

In 2008 the Company established an audit committee, nominating committee and compensation committee. Notwithstanding the foregoing and in addition to the general board approvals obtained, a special board committee comprised of disinterested board members, Messrs. Zale and Grossman, ratified the Employment Agreement Amendments of Clive Ng and Pu Yue and the Settlement Agreement.

Simultaneously with the closing of the January 2008 Financing, and entry into the Settlement Agreement, Messrs. David Zale, James Cassano and Jonas Grossman were appointed as directors of the Company, joining Messrs. Clive Ng and Pu Yue. Prior to the appointment of Messrs. Zale, Cassano and Grossman, such persons had no affiliations or business relationship with the Company, except that Mr. Grossman was and continues to be, a partner and officer of Chardan Capital which received a placement agent fee of notes and warrants in connection with the January 2008 Financing as described above. Additionally, the board appointed Mr. Tom Lee as new Chief Executive Officer and Principal Executive Officer on January 11, 2008.

Effective as of March 13, 2008, the Company appointed Mr. Marc Urbach as President of the Company and its wholly owned subsidiary, China Broadband, Ltd.

Appointment of Dr. Lu As Director Pursuant to AdNet Acquisition

The terms of the AdNet acquisition completed in April of 2009 provides that, effective as of the closing of the AdNet Acquisition on April 7, 2009 and for a minimum of two years thereafter, the Company will make all commercially reasonable best efforts to appoint and maintain Dr. Priscilla Lu to the Board of the China Broadband (with no requirement for re-appointment or nomination after the two year anniversary following the closing), and, that in the event she is unable to continue her duties for any reason during such two year period following closing, the former AdNet Shareholders acting by vote of the majority of the Broadband Shares issued to them at the closing shall have the right, but not the obligation, to appoint or remove a designee to the Board of directors of the Parent for the remainder of such term, which designees shall be reasonably acceptable to the majority of the remaining Board members.

Prior to the AdNet acquisition and her appointment to the Board, Dr. Lu was not affiliated with the Company.

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

Board of Directors Committees

Although, we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association and are not required to have an audit committee, we have established an audit committee, nominating committee and compensation committee with the committee heads James Cassano, David Zale and Jonas Grossman, respectively. Messrs Cassano, Zale and Grossman were also each appointed to the foregoing committees as of June 13, 2008.   The committees have not met during 2008.

Advisory Board

We do not currently have an Advisory Board.

Meetings of our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting two times and held one board meeting during the 2008 fiscal year.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2008, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, other than Mr.  Tom Lee who has not filed any report upon departing the company.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. Given our recent acquisition, we have not yet had the opportunity to adopt a code of ethics.  However, we intend to adopt a code of ethics as soon as practicable.

Item 11. Executive Compensation

Summary of Compensation Table

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2008 and 2007.

							Change in
							Pension Value
						Non-Equity	and Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(1) Clive Ng,	2008	$242,607	$-	$-	$-	$-	$-	$-	$242,607
Chairman	2007	-							-

(2) Yu Pu,	2008	120,000							120,000
Vice Chairman	2007	101,786							101,786

Marc Urbach,	2008	102,759						12,016	114,775
President and Principal
Executive Officer	2007	-

(3) Mark L. Baum,	2008	-
Former President, CFO
and Director	2007	-

(3) James Panthe, II	2008	-
Former Director and
Secretary	2007	-

(1) Mr. Ng became an executive and director of the Company, simultaneously with the closing of our Share Exchange Agreement on January 23, 2007.  Mr. Ng’s salary was accrued in 2007 and not paid in accordance with his employment agreement which provided that such salary would be paid upon a subsequent financing.  Pursuant to the Settlement Agreement in January 2008, Mr. Ng’s discharged and waived all accrued salary of $212,054 owed to him by the Company, and agreed to accrue future salary until a financing.

(2) Mr. Yu became an executive and director of the Company, simultaneously with the closing of our Share Exchange Agreement on January 23, 2007.  Mr. Yue’s salary was accrued in 2007 and not paid in accordance with his employment agreement and was to be paid upon a subsequent financing.  Mr. Yu was paid $60,000 in 2008.

 (3) Messers. Baum and Panther, our former director and officers, resigned from all positions with the Company simultaneously with the closing of our Share Exchange Agreement on January 23, 2007.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2008.

			Option Awards				Stock Awards

								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan Awards:				Market	Number of	Market or
	Number of	Number of	Number of			Number of	Value of	Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Shares or	Shares,	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	That have	That have	That have	That have
	(#)	(#)	Options	Price	Expiration	not vested	not vested	not vested	not vested
Name	Exercisable	Unexcercisable	(#)	($)	Date	(#)	($)	(#)	($)
Marc Urbach	25000	75,000		$ 1.00	3/13/2018

2008 Director Compensation

We currently do not compensate our directors.  Directors are eligible however to participate in our 2008 Stock Option Plan. Our three independent directors, Mr. Jonas Grossman, David Zale and James Cassano were each granted options to acquire 50,000 shares at $.50 per share, becoming exercisable over three years, commencing June 2008.

Employment and Consultant Agreements

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

Employment Agreement with Marc Urbach

On March 13, 2008, the Company entered into a formal employment agreement with Mr. Urbach pursuant to which Mr. Urbach has been appointed as President of the Company and its wholly owned Cayman Islands subsidiary, China Broadband, Ltd., pursuant to which the Company has agreed to compensate Mr. Urbach $120,000 per year, for a four year term, with bonuses and increases reviewed annually.  In addition, the Company granted Mr. Urbach options to purchase 100,000 shares common stock of the Company, exercisable in four equal annual installments commencing on the date of hire and on each of the first 3 anniversaries thereafter, at an exercise price equal to market value at the time of issuance. The employment agreement also provides for discretionary bonuses and a vehicle and travel allowance and similar benefits as an executive.

Consulting Agreement and Office Lease with Maxim Financial Corporation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of March 20, 2009 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.  In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  At March 20, 2009, we had 50,585,455 shares of common stock outstanding

		Amount of		Percent of
		Beneficial		Beneficial
	Name of Beneficial Owner	Ownership (1)		Ownership (1)
(2)	Clive Ng	26,002,915	(3)	51.4%
(4)	Marc Urbach	50,000		0.1%
(5)	Pu Yue	0		0.0%
(6)	David Zale	100,000	(6)	0.2%
(7)	James Cassano	25,000		0.0%
(8)	Jonas Grossman	352,375	(9)	0.7%
	Other Persons (Non Executives etc.)
(10)	Mark L. Baum, Esq.	3,000,000	(10)	5.9%
	Oliveira Capital, LLC	3,026,649	(11)	6.0%
	All Directors and Executive Officers	26,530,290		52.4%

*           Indicates less than 1%.

(1)           Indicates shares and percentages held as of March 20, 2009, based on 50,585,455 shares outstanding, as calculated in accordance with the above formula.

(2)           The address of Clive Ng is c/o China Broadband Ltd., 1900 Ninth Street, 3 rd Floor, Boulder, Colorado 80302.

(3)           Includes 3,582,753 shares held by 88 Holdings, Inc., 3,250,000 held by BeeteeBee, Ltd. and 19,170,162 shares held by China Broadband Partners, Ltd.  Mr. Ng controls and owns 100% beneficial ownership over these entities.

(4)           Includes shares issuable upon options to exercise 50,000 shares which are exercisable within 60 days at $1.00 per share. Does not include options to purchase an additional 50,000 shares at $1.00 which are not yet exercisable.  The address for Mr. Urbach is 79 Green Hill Rd, Springfield, NJ  07081.

(5)           The address of Pu Yue is Apartment 2001, Bld. 2 , No. 1 Xiangheyman Road, Dongcheng District, Beijing, China 100028.

(6)           The address for Mr. Zale is 825 Third Avenue, Suite 244, New York, New York 10022.  Share amounts include 50,000 shares of common stock and 25,000 warrants to purchase common stock at $2.00 acquired in our January 2007 private offering. ..  Includes shares issuable upon options to exercise 25,000 shares which are exercisable at $.45.  Does not include options to purchase an additional 25,000 shares at $.45 which are not yet exercisable.

(7)           The address for Mr. Cassano is 117 Graham Way, Devon, Pennsylvania, 19333..  Includes shares issuable upon options to exercise 25,000 shares which are exercisable at $.45.  Does not include options to purchase an additional 25,000 shares at $.45 which are not yet exercisable.

(8)           The address for Mr. Jonas Grossman is 17 State Street, Suite 1600, New York, New York 10004.

(9)           Mr. Grossman is an officer and part owner of Chardan Capital Markets, LLC (“Chardan Capital”), which received warrants in connection with its services as placement agent in connection with our January 2008 Note and warrant offering and which also invested its fee into Notes and Warrants.  Mr. Grossman has shared voting and dispositive control over securities owned by Chardan capital but not over securities owned by other principals of Chardan Capital.  Chardan Capital or its principals own in aggregate (i) $121,250 principal amount of convertible promissory notes, convertible into an aggregate of 161,667 shares, of which, Mr. Grossman  disclaims beneficial ownership of $93,969 of principal amount of note and 125,292 shares issuable upon all conversion thereof, (ii) 1,131,666 shares of Warrants, of which, Mr. Grossman disclaims beneficial ownership of 877,041 shares issuable upon conversions thereof and, (iii) 161,667 shares of Class A Warrants, of which Mr. Grossman disclaims beneficial ownership of 125,292 shares issuable upon conversion thereof.  Includes shares issuable upon options to exercise 25,000 shares which are exercisable at $.45.  Does not include options to purchase an additional 25,000 shares at $.45 which are not yet exercisable.

 (10)           Indicates shares acquired from China Broadband Partners, Ltd., an entity controlled by Clive Ng, in conjunction with our January 2008 convertible note and warrant financing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Settlement Agreement with Management

In January of 2008, and to avoid potential disputes with management, we entered into a Settlement Agreement with Mr. Clive Ng and Pu Yue and amended their employment agreements.  These agreements were ratified by our entire board and by a special independent committee comprised of Mr. David Zale and Mr. Jonas Grossman after their appointment.  Additional specific information relating to this Settlement Agreement and the related employment agreements are provided in the “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations” section above, the provisions of which are incorporated by reference herein.

Share Exchange Agreement with Broadband Shareholders

In October of 2006 we entered into a letter of intent to acquire all of the shares of China Broadband Cayman. Prior to such time none of the Broadband Shareholders, as principals of China Broadband Cayman, had any affiliation with the Company.

Pursuant to the foregoing agreement, we have acquired China Broadband Cayman on January 23, 2007 in exchange for assumption by us of $325,000 7% Convertible Promissory Notes which were convertible to 2.6% of the outstanding common stock of the Company (currently estimated at 1,300,0000, based on 50,000,000 shares outstanding), the issuance of 3,582,753 shares of common stock to 88 Holdings, Inc., and 31,000,000 shares of common stock to China Broadband Partners, both of which are entities owned or controlled by Mr. Clive Ng, 1,900,000 shares of common stock to Stephen P. Cherner and 1,382,753 shares of common stock to MVR Investment, LLC. In addition, 2,000,000 shares were to be issued pursuant to the Share Exchange Agreement pro rata to said shareholders, subject to cancellation on a share by share basis to the extent that greater than 6,000,000 shares were sold in our private offering.  As a result of the Company closing on the maximum offering amount of 8,000,000 shares, none of these shares will be issued.  Additionally and pursuant to a separate transaction, Maxim Financial has also acquired 300,000 shares of common stock from an entity owned by our director and shareholder prior to the Broadband Acquisition, Mark L. Baum.

Our acquisition of China Broadband Cayman was negotiated on an arms length basis between the principals of China Broadband Cayman and our former principal officer and director.  There was no relationship between the parties prior to such transaction. Additional specific details relating to these transactions is provided in Item 1 above and previous filings.

Consulting Agreement with Maxim Financial Corporation

Prior to our acquisition of China Broadband Cayman, its formation and operations, including the expenses relating to our acquisition in China, was funded by Maxim which is one of the principal Broadband Shareholders prior to the Share Exchange. Maxim Financial and its principals own an aggregate of 2,200,000 shares of common stock of which 1,900,000 were received as a result of the Share Exchange, and 200,000 shares and 100,000 warrants were acquired in the November 2006 offering at the same price and terms as provided to all other investors. Since July of 2006 and through the closing date, Maxim Financial Corporation has paid the following expenses on our behalf:

●	Maxim has covered the costs for two employees for purposes of providing administrative and accounting services for China Broadband Cayman,
●
Maxim has provided lease space, for 1,000 square feet of office and related space at cost, the cost of which will was discharged under the terms of the consulting agreement with Maxim, and which space is still occupied by us, and

●	Maxim loaned approximately $50,000 to cover legal, travel and other expenses relating to the acquisition and related transactions.

We have also entered into a consulting agreement with Maxim effective as of January 24 th , 2007, pursuant to which, among other things:

●
Maxim agreed to discharge all of China Broadband Cayman’s debt obligations to it under the office lease since July of 2006 and to enter into a sublease for such space, at cost, rent under which will be waived through December 31, 2007,

●	Maxim agreed to provide consulting and office related services through December 31, 2007,

●	We agreed to reimburse Maxim for all past out of pocket, legal, travel and other expenses relating to the Acquisition, and

●
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

Our Subsidiaries

Since January 23, 2007, our only subsidiary is China Broadband, Ltd, a Cayman Islands company.   China Broadband, Ltd., in turn, owns and operates our PRC based operating company and its subsidiaries.  A complete organizational chart of the Corporation and its divisions can be found above under “Item 1.Business.”

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected UHY, LLP as our auditors for the year ended December 31, 2008.

Audit Fees

UHY, LLP Certified Public Accountants, billed us $120,000 in fees for our annual audit for the year ended December 31, 2008.

Audit-Related Fees

We did not pay any fees to UHY, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2008 and December 31, 2007.

Tax and All Other Fees

We did not pay any fees to UHY, LLP Certified Public Accountants, for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by UHY, LLP Certified Public Accountants and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended on UHY, LLP Certified Public Accountants, engagement to audit those financial statements were attributed to work by persons other than UHY, LLP Certified Public Accountants, full-time, permanent employees.

Through the date of this filing, UHY LLP had a continuing relationship with UHY Advisors NY, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY LLP’s partners provide non-audit services.  UHY LLP has only a few full time employees.  Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY LLP.  UHY LLP manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.7	Employment Agreement dated as of January 24, 2007 by and between the Company and Clive Ng, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.8	Employment Agreement dated as of January 24, 2007 by and between the Company and Jiang Bing, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.

10.9	Employment Agreement dated as of January 24, 2007 by and between the Company and Pu Yue, incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 23, 2007.
10.10	Form of Common Stock Purchase Warrant exercisable at $0.60 issued by the Company to BCGU, LLC in connection with Share Exchange, incorporated from the Corporation’s Current.*

10.11	Exclusive Service Agreement dated December 2006.

10.12
Settlement Agreement dated January 11, 2008, by and among China Broadband, Inc., China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.13	Employment Agreement Amendment, dated Janaury 11, 2008, amending employment agreement of Clive Ng. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.14	Employment Agreement Amendment, dated Janaury 11, 2008, amending employment agreement of Pu Yue. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

10.15	Funds Escrow Agreement by and among the Company, Grushko and Mittman, P.C., and investors. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated January 11, 2008)

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

10.19	Employment Agreement, dated as of March 13, 2008, between China Broadband, Inc. and Marc Urbach. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated March 7, 2008)

10.20
Share Issuance Agreement between China Broadband, Inc., a Nevada corporation, China Broadband, Ltd., a Cayman Islands corporation, Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media technologies (Beijing) Co., Ltd. (“AdNet”) and its shareholders, dated as of April 7, 2009 (Incorporated by reference from the Corporation’s Current Report on Form 8-K, filed on April 13, 2009)

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	China Broadband, Inc. 2008 Stock Incentive Plan. (Incorporated by reference from the Corporation’s Current Report on Form 8-K, dated March 7, 2008)

99.2	Audit Committee Charter

99.3	Nominating Committee Charter

99.4	Compensation Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on April 15, 2009, thereunto duly authorized.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach Title: President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/Marc Urbach	President (Principal Executive Officer)	April 15, 2009
Marc Urbach

/s/ Pu Yue	Vice Chairman of China Broadband, Ltd. and	April 15, 2009
Pu Yue	China Broadband, Inc., and Principal Accounting Officer and Principal Financial Officer and Director

/s/Clive Ng	Chairman, Director	April 15, 2009
Clive Ng

/s/ James Cassano	Director	April 15, 2009
James Cassano

/s/ David Zale	Director	April 15, 2009
David Zale

/s/Jonas Grossman	Director	April, 15, 2009
Jonas Grossman