Form 10-K/A
period 2008-12-31
CHINA BROADBAND INC
filed 2009-04-16
CIK 837852

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amended Form 10-K is being filed in order to include certain information which was inadvertently omitted from the initial filing. This amended filing includes the initial filing in its entirety.

CHINA BROADBAND, INC.
2008 ANNUAL REPORT OF FORM 10-K

TABLE OF CONTENTS

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

Cash Flows

The following sets forth a summary of the Company’s cash flows for 2008 and 2007:

	Years Ended
	December 31,	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$1,432,000	$1,129,000
Net cash provided by (used in) investing activities	(1,700,000)	(2,443,000)
Net cash provided by (used in) financing activities	4,232,000	1,351,000
Effect of exchange rate changes on cash	(11,000)	332,000

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
The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of the Cablecom Holdings Shares (Note 2). The Cablecom Holdings Shares are classified as available-for-sale securities and are carried at estimated fair value, based on available information. In 2008 the Company recognized an other than temporary loss of $1,797,000 in interest and other income (expense).  The securities remain on the Company’s books as of December 31, 2008 at the fair value amount of $270,000.

During 2008, the Company sold 71,880 Cablecom Holdings Shares for gross proceeds of approximately $361,000 leaving the Company with 318,120 Cablecom Holdings Shares. The Company recognized a net loss from the sale of these securities of approximately $103,000.

6.	Property and Equipment
Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture, fixtures and electrical appliances	$835,000	$631,000
Headend facilities and fiber infrastructure	13,177,000	11,420,000
Other	27,000	-
Total property and equipment	14,039,000	12,051,000
Less: accumulated depreciation	(4,740,000)	(1,718,000)
Net carrying value	$9,299,000	$10,333,000

Depreciation expense	$2,800,000	$1,718,000

7.	Intangible Assets
Intangible assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Service agreement	$1,734,404	$2,058,508
Publication right	993,823	-
Customer relationships	240,982	-
Operating permits	1,487,555	-
Total intangible assets	4,456,764	2,058,508
Less: accumulated amortization	(238,006)	(77,194)
Intangible assets, net	$4,218,758	$1,981,314

Amortization expense	$(160,812)	(77,194)

8.	Accrued Expenses
Accrued expenses at December 31, 2008 and 2007 consist of the following:

	2008	2007
Accrued expenses	$543,000	$254,000
Accrued payroll	393,000	300,000
	$936,000	$554,000

9.	Accumulated Other Comprehensive Income
The foreign currency translation adjustment is the only amount included in accumulated other comprehensive income (loss).  The foreign currency translation adjustment is from the Renminbi to the US dollar.  We recorded amounts of $(321,000) and $332,000 during 2008 and 2007, respectively.

10.	Stock Based Compensation

The following table provides the details of the total stock based compensation during 2008 and 2007:

	2008	2007

Stock issued for consulting services	$-	$28,621
Stock option amortization	44,898	-
Warrant amortization	14,198	-
Stock issued in lieu of interest	247,391	410,053
Stock issued as non registration penalty	12,125	-

	$318,612	$438,674

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

 The following table outlines the variables used in the Black-Scholes option-pricing model.

2008

Risk free interest rate	3.53%
Volatility	188.76%
Dividend yield	—
Expected option life	4 years

As of December 31, the Company had total unrecognized compensation expense related to options granted to employees and board members of $61,330, which will be recognized over a remaining average period of 2 years.

Effective as of the March 13, 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. 317,500 options have been issued under the plan.

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Options outstanding at January 1, 2008	-	$-	-
Options granted	317,500	0.66	6.50
Options exercised	-	-	-
Options terminated and expired	-	-	-
Options outstanding at December 31, 2008	317,500	0.67	6.50

Options exercisable at December 31, 2008	145,000	0.59	6.50

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

	16,874,800

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

11.	Income Taxes
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

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2008	2007

Net loss before income taxes	(3,870,499)	(2,161,988)

Expected income tax benefit at 34%	(1,315,970)	(735,076)

Nondeductible expenses	273	43,662
Rate-differential on foreign income invested indefinitely	135,132	110,848
WFOE NOL not recognized for indefinite reversal	12,681	14,601
Depreciation of fixed assets and amortization of intangible assets	123,779	-
Deferred revenue	(345,526)	-
Stock options and warrants	(26,830)	-
Write-down in value of available for sale securities	611,109	-
Increase in valuation allowance	899,352	418,010

Income tax expense (benefit)	$93,998	$(147,955)

12.	Commitments and Contingencies
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

Litigation
The Company is not a party to any legal proceedings.

13.	Recent Accounting Pronouncements
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

14.	Subsequent Events
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

		Amount of		Percent of
		Beneficial		Beneficial
	Name of Beneficial Owner	Ownership (1)		Ownership (1)
(2)	Clive Ng	26,002,915	(3)	51.4%
(4)	Marc Urbach	50,000		0.1%
(5)	Pu Yue	0		0.0%
(6)	David Zale	100,000	(6)	0.2%
(7)	James Cassano	25,000		0.0%
(8)	Jonas Grossman	352,375	(9)	0.7%
	Other Persons (Non Executives etc.)
(10)	Mark L. Baum, Esq.	3,000,000	(10)	5.9%
	Oliveira Capital, LLC	3,026,649		6.0%
	All Directors and Executive Officers	26,530,290		52.4%

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

 (10)           Indicates shares acquired from China Broadband Partners, Ltd., an entity controlled by Clive Ng, in conjunction with our January 2008 convertible note and warrant financing. Includes 500,000 shares issuable upon exercise of warrants.

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