Form 10-Q
period 2009-03-31
CHINA BROADBAND INC
filed 2009-05-20
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-19644

China Broadband, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1900 Ninth Street, 3rd Floor
Boulder, Colorado 80302
 (Address of principal executive offices)

(303) 449-7733
 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,923,208 shares as of May 15, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED MARCH 31, 2009

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 under Part I. Item 1A. Risk Factors.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K , Current Reports on Form 8-K and all amendments to those reports.

References

References to the “PRC” or “China” are to the People’s Republic of China. Unless otherwise noted, all currency figures are in U.S. dollars. All references to U.S. dollar amounts herein which relate to operations or revenues from the PRC have been converted into U.S. dollars based on the applicable exchange rates.

References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. Unless otherwise specified, the words “Company,” “we,” “us,” and “our,” refer collectively to China Broadband, Inc., its wholly owned subsidiary in the Cayman Islands, China Broadband Cayman, Ltd., and Beijing China Broadband Network Technology, a wholly foreign owned entity formed under the laws of the PRC, which is commonly referred to herein as our Wholly Foreign Owned Entity “WFOE”.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,798,798	$4,425,529
Marketable equity securities	94,125	254,496
Accounts receivable	192,480	136,709
Inventory	836,827	877,309
Prepaid expense	54,782	46,380
Other current assets	190,927	153,277
Total current assets	5,167,939	5,893,700

Property and equipment, net	8,777,472	9,299,473
Intangible assets, net	4,160,036	4,218,758
Other assets	1,254,411	692,911
Total assets	$19,359,858	$20,104,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,004,576	$1,237,251
Accrued expenses	1,341,688	936,134
Deferred revenue	1,410,863	1,382,103
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	2,798,984	2,795,472
Other current liabilities	72,718	72,013
Total current liabilities	6,774,508	6,568,652

Convertible notes payable	4,589,302	4,564,427
Deferred tax liability	775,937	790,617
Total liabilities	12,139,747	11,923,696

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 50,668,310 and 50,585,455 issued and outstanding	50,669	50,586
Additional paid-in capital	13,449,731	13,372,358
Accumulated deficit	(12,928,828)	(12,200,287)
Accumulated other comprehensive income	256,497	320,858
Total shareholders' equity	828,069	1,543,515
Noncontrolling interests	6,392,042	6,637,631

Total equity	7,220,111	8,181,146

Total liabilities and equity	$19,359,858	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenue	$1,949,410	$1,003,266
Cost of revenue	1,173,881	352,198
Gross profit	775,529	651,068

Selling, general and adminstrative expenses	717,928	520,934
Professional fees	110,496	137,253
Depreciation and amortization	831,307	727,627

Loss from operations	(884,202)	(734,746)

Interest & other income / (expense)
Interest income	3,458	15,592
Interest expense	(87,384)	(78,542)
Loss on sale of securities	(20,352)	-
Other	(329)	(13,519)

Loss before income tax	(988,809)	(811,215)

Income tax benefit	14,680	6,433

Net loss	(974,129)	(804,782)

Net loss attributable to noncontrolling interests	(245,589)	(168,062)

Net loss attributable to shareholders	$(728,540)	$(636,720)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	50,586,376	50,073,094
Diluted	50,586,376	50,073,094

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating
Net loss	$(974,129)	$(804,782)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	77,456	34,539
Depreciation and amortization	831,307	727,627
Noncash interest expense	24,875	22,111
Deferred income tax	(14,680)	(6,433)
Loss on sale of marketable equity securities	20,353	-
Change in assets and liabilities,
Accounts receivable	(55,771)	38,035
Inventory	40,482	(54,872)
Prepaid expenses and other assets	(46,052)	42,036
Accounts payable and accrued expenses	173,586	45,185
Deferred revenue	28,760	108,678
Other	-	103,496
Net cash provided by operating activities	106,187	255,620

Cash flows from investing activities:
Investment in Shandong Newspaper	-	(300,000)
Proceeds from sale of marketable equity securities	54,858	-
Acquisition of property and equipment	(227,430)	(739,544)
Loan to Shandong Media shareholder	(584,654)	-
Net cash used in investing activities	(757,226)	(1,039,544)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	4,850,000
Issuance costs associated with private placement and convertible notes	-	(104,500)
Payable to Jinan Parent	3,512	147,368
Net cash provided by financing activities	3,512	4,892,868

Effect of exchange rate changes on cash	20,796	135,238

Net increase (decrease) in cash and cash equivalents	(626,731)	4,244,182
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$3,798,798	$4,716,852

Supplemental Cash Flow Information:

Value assigned to shares issued as penalty for non-registration of 7%
convertible notes	$-	$12,125
Value assigned to shares issued in lieu of cash for interest expense	$62,141	$56,133

Acquisition of Jinan Broadband
Consideration paid:
Cash paid	$-	$3,200,000
Cash amount owed	$-	$-
Noncontrolling interest	$4,194,740	$4,711,741

Convertible Note Issuance
Proceeds received from issuance of Convertible Notes	$-	$4,850,000
Debt issuance costs converted to Convertible Notes	$-	$121,250
Debt issuance costs not converted to Convertible Notes	$-	$226,835

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

China Broadband, Inc., a Nevada corporation  (“China Broadband”, “we,” “us,” or “the Company”) owns and operates, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of July 1, 2008 a television programming guide publication business joint venture in the Shandong Province of China.  The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its  indirect Jinan Broadband subsidiary.  We also operate a print based media and television programming guide business through our Shandong Newspaper joint venture, the results of which are included in our financial statements as of July 2008.  In April 2009, we entered into a letter of intent to acquire Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.) ( “AdNet”), whose primary business is the delivery of multimedia advertising content to internet cafés  in the PRC.  The Company operates in the media segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the balance sheet, statements of operations, changes in equity and cash flows for the periods presented.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.           Accounting Policy Changes

On January 1, 2009, the Company adopted SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  Further, it requires transaction costs to be expensed.  These costs were previously treated as costs of the acquisition.

SFAS No. 160 requires us to classify noncontrolling interests in a subsidiary  as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of total equity.  The net loss amounts we have previously reported are now presented as “Net loss attributable to shareholders”.  The calculation of earnings per share will continue to be based on income amounts attributable only to shareholders.  Similarly, in our presentation of total equity we distinguish between equity amounts attributable to shareholders and amounts attributable to the noncontrolling interests (previously classified as minority interest outside of shareholders’ equity).

3.           Going Concern and Management’s Plans

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report of the financial statements included for the year ended December 31, 2008, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

4.           Convertible Notes

On January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. During the three months ended March 31, 2009 and 2008, the Company incurred $87,000 and $78,000 in interest expense related to these Notes and Warrants, respectively.

Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents during 2008, with the consent of the Note holders, the Company issued 82,854 and 75,614 shares to the Note holders in lieu of cash of approximately $62,000 and $57,000 for interest in the three month periods ended March 31, 2009 and 2008, respectively.  No assurance can be made that these holders will be willing to accept stock in lieu of cash payments for interest in future payments.

5            Marketable Equity Securities

The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of common stock of China Cablecom Holdings Ltd. (the “Cablecom Shares”).  The Cablecom Shares are classified as available-for-sale securities and are carried at estimated fair value, based on available information.

During the three months ended March 31, 2009, the Company sold 94,014 of its Cablecom Shares on the open market and received net proceeds of $55,000 and recorded a net loss on the sales of approximately $20,000.

As a result of a significant decline in the price of the Cablecom Shares, we recorded an unrealized loss of approximately $85,000 on these shares through other comprehensive income (loss) for the period ended March 31, 2009.  The fair value of the remaining 224,106 Cablecom Shares at March 31, 2009 approximates $94,000.

6.           Accumulated Other Comprehensive Income

Comprehensive loss for the periods ending March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net loss attributable to shareholders	$(729,000)	$(637,000)
Other comprehensive loss:
Currency translation adjustment	21,000	135,000
Unrealized loss on marketable equity securities	(85,000)
Comprehensive loss	$(793,000)	$(502,000)

Changes in the components of Accumulated Other Comprehensive Income are attributable to the currency translation adjustment from the Renminbi to the US dollar and the unrealized loss on marketable equity securities.  For the three months ended March 31, 2009, the change in Accumulated Other Comprehensive Income is as follows:

Accumulated
Other
Comprehensive
Income (Loss)
Balance, December 31, 2008	321,000
Change for the three months ended March 31, 2009, net of taxes	(64,000)
Balance, March 31, 2009	$257,000

7.           Stock Based Compensation

In March 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors.  Through March 31, 2009, 250,000 options have been issued under the plan.

The following table provides the details of the total stock based compensation during the three month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Stock option amortization	$8,000	$8,000
Warrant amortization	7,000	14,000
Stock issued in lieu of interest	62,000	56,000
Stock issued as non registration penalty	-	12,000
	$77,000	$90,000

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R) and recorded a charge of $8,000 and $8,000 during the three month periods ending March 31, 2009 and 2008, respectively in connection with the issuance of stock options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes model incorporates the following assumptions:

•	Expected volatility - the Company estimates the volatility of common stock at the date of grant using historical volatility

•	Expected term - the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option and historical experience.

•	Risk-free interest rate - the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant

•
Dividends - the Company uses an expected dividend yield of zero. The Company intends to retain any earnings to fund future operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future

The following table outlines the variables used in the Black-Scholes option-pricing model for options issued in 2008.

2008

Risk free interest rate	3.53%
Volatility	188.76%
Dividend yield	—
Expected option life	4 years

There were no stock options issued during the three month period ending March 31, 2009.  As of March 31, 2009, there were 125,000 options exercisable at a weighted average exercise price of $0.67 with a weighted average remaining life of 6.6 years.

As of March 31, 2009 the Company had total unrecognized compensation expense related to options granted of $53,000 which will be recognized over a remaining service period of 2 years.

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the Company issued warrants to investors and service providers to purchase common stock of the Company at a fixed exercise price and for a specified period of time.  The following table outlines the warrants outstanding as of March 31, 2009:

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

Pursuant to an agreement entered into in April 2007, the Company also issued warrants to a consultant for services provided on March 13, 2008, exercisable at $.60 per share. The Company incurred an expense of $14,198 during 2008 related to the issuance of these warrants and had total unrecognized compensation expense related to these warrants of $7,099, which was recognized in March 2009.

8.           Income Taxes

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

At March 31, 2009, Company’s management considered that the Company had no uncertain tax positions that affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three months ended March 31, 2009.

The Company is subject to a 5% business tax on the business income of our Jinan Broadband subsidiary and Shandong Media joint venture.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our consolidated financial statements and related notes for the quarter ended March 31, 2009 contained in this Form 10-Q.

Overview

We operate, through our indirect subsidiaries in the PRC, a cable broadband business based in the Jinan region of China (“Jinan Broadband”) and a television programming guide publication business joint venture (“Shandong Media”) in the Shandong Province of China. Accordingly, our principal activities are providing cable and wireless broadband and print based media and television programming guide services in the PRC.  In addition, we recently acquired an internet café content provider and advertising business in the PRC (AdNet) (See “Recent Developments” below).  We operate in the media segment.

Recent Developments

Completion of Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “Adnet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between  the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Priscilla Lu and Mr. Wang Yingqi nee Michael Wang).

Issuance of Restricted Shares to AdNet Shareholders

Pursuant to the terms of the AdNet Agreement, among other provisions, China Broadband issued 11,254,898 shares of its common stock, par value, $.001 per share (the “Broadband Shares”) to the AdNet shareholders, in exchange for 100% of the equity ownership of AdNet (the “AdNet Shares”) and consideration of $100,000.  The acquisition of AdNet resulted in the ownership by AdNet shareholders of 15% of China Broadband’s common stock on a fully diluted basis (exclusive of certain notes and warrants).

In addition, in the event that China Broadband becomes delinquent with its reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such that the former AdNet shareholders are not able to sell their Broadband Shares under the exemptions provided under the Securities Act of 1933, as amended (the “Act”) for greater than 30 days, then China Broadband will be required to issue 67,777 Additional Shares to the AdNet shareholders for each 30 day period that the delinquency is not cured, up to an aggregate maximum of 677,777 Additional Shares.

As part of the terms of the AdNet Acquisition, and to facilitate our subsidiary’s ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a Loan Agreement and Equity Option Agreement. All of the shares of AdNet are held by a trustee appointed by the Company to act as directed by the Company.  No assurance can be made that the combined companies will be successful or will have sufficient capital to grow.  The foregoing description is a summary only of the Share Issuance Agreement between China Broadband, Inc., China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders, dated as of April 7, 2009 (“AdNet Agreement”) and is qualified in its entirety by reference to the full AdNet Agreement.

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China.  AdNet currently services over 2,000 cafés and currently operates and is licensed to operate in 28 provinces in the PRC. AdNet maintains servers in five data centers located in the Chinese cities of Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.  Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

 Results of Operations

China Broadband’s operating results reflect the operating results of its indirect subsidiary, Jinan Broadband, and of the Shandong Media joint venture. Through WFOE, we acquired a 51% interest in Jinan Broadband effective April 1, 2007, and a 50% interest in the Shandong Media joint venture effective July 1, 2008.

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	March 31,	March 31,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$1,949,000	$1,003,000	$946,000	94%
Cost of revenue	1,174,000	352,000	822,000	234%
Gross profit	775,000	651,000	124,000	19%

Selling, general and adminstrative expenses	718,000	521,000	197,000	38%
Professional fees	111,000	137,000	(26,000)	-19%
Depreciation and amortization	831,000	728,000	103,000	14%

Loss from operations	(885,000)	(735,000)	(150,000)	20%

Interest & other income / (expense)	(105,000)	(76,000)	(29,000)	38%

Loss before income tax	(990,000)	(811,000)	(179,000)	22%

Income tax benefit	15,000	6,000	9,000	150%

Net loss	(975,000)	(805,000)	(170,000)	21%

Net loss attributable to noncontrolling interests	(246,000)	(168,000)	(78,000)	46%

Net loss attributable to shareholders	$(729,000)	$(637,000)	$(92,000)	14%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Revenues for the three months ended March 31, 2009 totaled $1,949,000, as compared to $1,003,000 for the three months ended March 31, 2008.  The increase in revenue of approximately $946,000, or 94%, is primarily attributable to the inclusion in our operating results of our Shandong Media joint venture entered into mid 2008.

Our revenues are generated by our operating companies in the PRC. Our revenues for the quarters ended March 31, 2009 and 2008 are exclusive of the Adnet acquisition.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,085,000, an increase of $82,000, or 8% as compared to revenues of $1,003,000 for the first quarter of 2008. The increase is attributable to increases in our internet sales and network leasing sales.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the three months ended March 31, 2009, revenues from the Shandong Media joint venture totaled $864,000.  By comparison, Shandong Media’s revenues were not included in our operating results during the first quarter of 2008 (For a description of the Shandong Media joint venture, see “Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement”, below).

Gross Profit

Our gross profit for the three months ended March 31, 2009 was $775,000, as compared to $651,000 for the three months ended March 31, 2008.  The increase in gross profit of approximately $124,000, or 19%, includes $303,000 from our Shandong Media joint venture offset by a $179,000 decrease attributable to our Jinan Broadband operations.  The decrease in gross profit attributable to Jinan Broadband was primarily due to increased costs of revenue, particularly costs of telecom bandwidth.

Gross profit as a percentage of revenue was 40% for the three months ended March 31, 2009, as compared to 65% for the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2009 increased approximately $197,000 to $718,000, as compared to $521,000 for the three months ended March 31, 2008.  The increase is primarily attributable to the inclusion of our Shandong Media joint venture entered into mid 2008.

Salaries and personnel costs are the major component of selling, general and administrative expenses. During the first quarter of 2009, salaries and personnel costs accounted for 60% of our selling, general and administrative expenses.  For the three months ended March 31, 2009, salaries and personnel costs totaled $430,000, an increase of $128,000 or 43% as compared to $302,000 for the first quarter of 2008. The increase in salaries and personnel costs is primarily attributable to the inclusion of our Shandong Media joint venture entered into mid 2008.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the three months ended March 31, 2009 and 2008.

	2009	2008
Accounting	$65,000	$53,000
Consulting	$11,000	$47,000
Legal	$34,000	$37,000
Total	$111,000	$137,000

The professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.

We expect our costs for professional services for public company reporting and corporate governance expenses to remain significant, but to decrease as a percentage of our overall revenues if we continue to acquire new entities and enter into strategic partnerships.

Depreciation and Amortization
	2009	2008
Depreciation:	$749,000	$702,000
Amortization:	$82,000	$26,000
Total	$831,000	$728,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.2 million of property, plant and equipment, at our Jinan Broadband subsidiary.

The increase in amortization of $56,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $105,000 during the three months ended March 31, 2009 consisted primarily of:

•	interest expense related to the 5% Convertible Notes and Warrants issued on January 11, 2008 in the amount of approximately $87,000,

•	the loss on the sale of marketable equity securities in the amount of $20,000.

We expect to continue to incur interest expense in connection with the 5% Convertible Notes issued in January 2008. Interest on the Notes compounds monthly at the annual rate of five percent (5%). The Notes mature on January 11, 2013. The outstanding principal amount of the Notes as of March 31, 2009 was $4,971,250.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended March 31, 2009, $225,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to  $168,000 during the first quarter of 2008.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended March 31, 2009, $21,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper.  We consolidated the results of Shandong Media effective July 1, 2008.  Accordingly, there was no allocation for the three months ended March 31, 2008.

Net Loss Attributable to  Shareholders

Net loss attributable to shareholders for the three months ended March 31, 2009 was $729,000, an increase of $92,000, or 14%, as compared to $637,000 for the three months ended March 31, 2008.  The increase in net loss attributable to  shareholders is due to:

 (i) an increase in the net loss of Jinan Broadband attributable to us, which increased by $40,000 as compared to the first quarter of 2008,

 (ii) the increase in net loss attributable to shareholders  is also due to a net loss of $21,000 from the Shandong Media joint venture,

(iii) in addition, the increase in net loss attributable to shareholders is due to a $31,000 net loss at the holding company level, as compared to the first quarter of 2008.

The following table breaks down the results of operations for the three months ended March 31, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband and Shandong Media

➢	2009 includes operations of our Shandong Media company as compared to no inclusion in 2008.

	3 Months Ended March 31, 2009				3 Months Ended March 31, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,949,000		$-	$1,949,000	$1,003,000		$-	$1,003,000
Cost of revenue	1,174,000		-	1,174,000	352,000		-	352,000
Gross profit	775,000	40%	-	775,000	651,000	65%	-	651,000

Selling, general and adminstrative expenses	525,000	27%	193,000	718,000	311,000	31%	209,000	520,000
Professional fees	4,000	0%	107,000	111,000	-	0%	137,000	137,000
Depreciation and amortization	750,000	38%	81,000	831,000	702,000	70%	26,000	728,000

Loss from operations	(504,000)	-11%	(381,000)	(885,000)	(362,000)	-36%	(372,000)	(734,000)

Interest & other income / (expense)
Interest income / (expense), net	3,000		(87,000)	(84,000)	1,000		(64,000)	(63,000)
Loss on sale of securities	-		(20,000)	(20,000)	-		-	-
Other	-		-	-	(2,000)		(12,000)	(14,000)

Loss before income tax	(501,000)		(488,000)	(989,000)	(363,000)		(448,000)	(811,000)

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net loss	(501,000)		(473,000)	(974,000)	(363,000)		(442,000)	(805,000)

Net loss attributable to noncontrolling interest	(245,000)		-	(245,000)	(168,000)			(168,000)

Net loss attributable to shareholders	$(256,000)		$(473,000)	$(729,000)	$(195,000)		$(442,000)	$(637,000)

Liquidity and Capital Resources

As of March 31, 2009 we had $3,799,000 of cash on hand and a working capital deficit of $1,607,000.  As of March 31, 2009, we had total current liabilities of $6,775,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

2008 Convertible Note Financing

On January 11, 2008 we entered into a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

During the three months ended March 31, 2009 the Company incurred $87,000 in interest expense related to these notes and warrants.  Based on a predetermined presumed value of $.75 per share as set forth in the Subscription Agreement and related documents with the consent of the Note holders, the Company issued 82,854 shares to the Note holders in lieu of cash of approximately $62,000 for interest accrued.  Additional interest expense of $25,000 was recorded for the warrants.

Settlement Agreement

 In April 2008, we received 390,000 shares of Cablecom Holdings, Ltd. (the “Cablecom Holdings Shares”) from Mr. Clive Ng, the Chairman of our board of directors, in April 2008, pursuant to a settlement agreement by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd (“Cablecom Holdings”).  The value of the Cablecom Holdings shares has since declined substantially, and may continue to fluctuate and decline further.  During the first quarter of 2009, we sold 94,014 of the Cablecom Holdings shares for total net proceeds of $55,000 and recorded a net loss on the sales of approximately $20,000.  As of March 31, 2009, we have 224,106 shares remaining.

As a result of a significant decline in the price of the Cablecom Holdings Shares we recorded an unrealized loss of approximately $85,000 on these shares through other comprehensive income (loss) for the period ended March 31, 2009.  The fair value of the remaining 224,106 Cablecom shares at March 31, 2009 approximates $94,000.

Cash Flows

The following sets forth a summary of the Company’s cash flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net cash provided by operating activities	$106,000	$256,000
Net cash used in investing activities	$(757,000)	$(1,040,000)
Net cash provided by financing activities	$4,000	$4,893,000
Effect of exchange rate changes on cash	$21,000	$135,000

Operating activities for the three months ended March 31, 2009 and 2008, after adding back non-cash items, used cash of approximately $35,000 and $49,000, respectively.  During such period other changes in working capital provided cash of approximately $141,000 and $305,000, respectively, resulting in cash being provided by operating activities of $106,000 and $256,000, respectively.

Investing activities for the three months ended March 31, 2009 and 2008 used cash of $757,000 and $1,040,000, respectively.  For 2009, this amount consisted of proceeds of $55,000 from the sale of our Cablecom Shares, offset by (i) $227,000 for additions to property and equipment and (ii) $585,000 loan to our Shandong Media shareholder.  For 2008 this amount consisted of additions to property and equipment in the amount of $740,000 and the down payment for the acquisition of Shandong Newspaper in the amount of $300,000.

Financing activities for the three months ended March 31, 2009 and 2008 provided cash of $4,000 and $4,893,000, respectively.  For 2009, the $4,000 was solely due from an increase in the payable to Jinan Parent.  The advance from Jinan Parent is unsecured, interest free and has no fixed repayment terms.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, partially offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $147,000.

Foreign Currency Translation

Our WOFE, Jinan Broadband subsidiary and Shandong Media joint venture are located in China.  All of their operations are conducted in the local currency of the Chinese Yuan, also known as Renminbi or RMB.  The favorable effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $21,000 and $135,000 during the three months ended March 31, 2009 and 2008, respectively.

Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement

On March 7, 2008, through our WFOE in the PRC, we entered into a Cooperation Agreement (the “Shandong Newspaper Cooperation Agreement”) by and among our WFOE subsidiary, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, each PRC companies (collectively “Shandong Newspaper”).  The Shandong Newspaper Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Lushi Media Co., Ltd. ("Shandong Media") that would own and operate Shandong Newspaper's television program guide, newspaper and magazine publishing business in the Shandong region of the PRC (the "Shandong Newspaper Business") which businesses were previously owned and operated by the Shandong Newspaper entities pursuant to exclusive licenses.

Under the terms of the Shandong Newspaper Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper entities mentioned above contributed their entire Shandong Newspaper Business and transferred certain employees, to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our WFOE in the PRC in the second quarter of 2008 with the joint venture becoming operational in July of 2008.  In exchange therefore, the Cooperation Agreement provided for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB) which was contributed to Shandong Media as working and acquisition capital. As part of the transaction, and to facilitate our subsidiary’s ownership and control over Shandong Newspaper under PRC law, through our WFOE in the PRC, we loaned Shandong Media said funds pursuant to a loan agreement and equity option agreement, and a majority of the shares of Shandong Newspaper are held by Pu Yue, our CFO, as trustee on behalf of the Company pursuant to a pledge agreement and trustee agreement.  The results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

During 2009, we will be required to make additional payments pursuant to the Shandong Newspaper Cooperation Agreement. In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $730,000 (as adjusted for current rates as of March 2009) and US $2,900,000 (between 5 million RMB and 20 million RMB, respectively) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction.

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

The Shandong Newspaper Cooperation Agreement resulted in the creation of a Variable Interest Entity (“VIE”) as defined under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN-46R”). The intended result of the contractual arrangements is that, as of December 31, 2008 the economic risks and benefits of the Shandong Newspaper Business operations are being primarily borne by the Company.  The Company has contributed more capital to date and may be required to make further capital contributions if Shandong Newspaper meets certain performance targets. The contractual arrangements in addition to the service agreements the Company has with the Shandong Newspaper parent companies, provide under the relevant principles of United States Generally Accepted Accounting Principles (“US GAAP”) for the consolidation of the results of operations of Shandong Newspaper, with 50% of the Shandong Newspaper net income included in the accompanying financial statements of the Company.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations beyond 12 months without raising additional capital. We presently do not have any available credit, bank financing or other external sources of liquidity. Accordingly, we expect that we will require additional funding through additional equity and/or debt financings. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

The conversion of our outstanding notes and exercise of our outstanding warrants into shares of common stock would have a dilutive effect on our common stock, which would in turn reduce our ability to raise additional funds on favorable terms. In addition, the subsequent sale on the open market of any shares of common stock issued upon conversion of our outstanding notes and exercise of our outstanding warrants could impact our stock price which would in turn reduce our ability to raise additional funds on favorable terms.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2008, which describes the various risks and uncertainties to which we are or may become subject to.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See "Issuance of Restricted Shares to AdNet Shareholders" under Item 2, above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2009.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Pu Yue
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)