Form 10-Q
period 2009-06-30
CHINA BROADBAND INC
filed 2009-08-19
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,101,059 shares as of August 14, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED JUNE 30, 2009

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,874,820	$4,425,529
Marketable equity securities	108,873	254,496
Accounts receivable	234,787	136,709
Inventory	788,336	877,309
Prepaid expense	70,520	46,380
Loan receivable	280,033	-
Amounts due from shareholders	634,687	-
Other current assets	123,185	153,277
Total current assets	4,115,241	5,893,700

Property and equipment, net	8,242,044	9,299,473
Intangible assets, net	6,008,332	4,218,758
Other assets	377,888	692,911

Total assets	$18,743,505	$20,104,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,090,002	$1,237,251
Accrued expenses	1,389,185	936,134
Deferred revenue	1,424,869	1,382,103
Convertible notes payable	304,853	-
Loan payable	398,517	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	152,099	2,795,472
Other current liabilities	90,650	72,013
Total current liabilities	4,995,854	6,568,652

Convertible notes payable	4,614,452	4,564,427
Deferred tax liability	761,257	790,617
Total liabilities	10,371,563	11,923,696

Shareholders' equity
Common shares to be issued	11,255	-
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 52,846,161 and 50,585,455 issued and outstanding	52,847	50,586
Additional paid-in capital	15,507,188	13,372,358
Accumulated deficit	(13,759,022)	(12,200,287)
Accumulated other comprehensive income	306,289	320,858
Total shareholders' equity	2,118,557	1,543,515
Noncontrolling interests	6,253,385	6,637,631

Total equity	8,371,942	8,181,146

Total liabilities and equity	$18,743,505	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$1,989,517	$1,053,367	$3,938,927	$2,056,633
Cost of revenue	1,102,915	543,857	2,276,796	896,055
Gross profit	886,602	509,510	1,662,131	1,160,578

Selling, general and adminstrative expenses	740,878	310,808	1,458,806	811,914
Professional fees	189,544	168,163	300,040	305,416
Depreciation and amortization	841,743	694,075	1,673,050	1,441,530

Loss from operations	(885,563)	(663,536)	(1,769,765)	(1,398,282)

Interest & other income / (expense)
Settlement gain	-	1,300,692	-	1,300,692
Interest income	1,926	3,535	5,384	19,126
Interest expense	(89,664)	(88,901)	(177,048)	(167,443)
Gain (loss) on sale of securities	(10,283)	17,498	(30,635)	17,498
Other	53	389	(276)	(13,128)

Net income (loss) before income tax	(983,531)	569,677	(1,972,340)	(241,537)

Income tax benefit	14,680	6,433	29,360	12,866

Net income (loss)	(968,851)	576,110	(1,942,980)	(228,671)

Net loss attributable to noncontrolling interests	(138,657)	(119,476)	(384,246)	(287,538)

Net income (loss) attributable to shareholders	$(830,194)	$695,586	$(1,558,734)	$58,867

Net income (loss) per share
Basic	$(0.01)	$0.01	$(0.03)	$0.00
Diluted	$(0.01)	$0.01	$(0.03)	$0.00

Weighted average shares outstanding
Basic	62,621,651	50,297,145	56,290,826	50,185,120
Diluted	62,621,651	60,635,811	56,290,826	63,114,715

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating
Net loss	$(1,942,980)	$(228,671)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	160,111	91,250
Depreciation and amortization	1,464,948	1,441,530
Noncash interest expense	50,025	47,261
Deferred income tax	(29,360)	(12,866)
Gain (loss) on sale of marketable equity securities	30,626	(17,498)
Gain on settlement agreement	-	(1,300,692)
Change in assets and liabilities, net of amounts assumed in AdNet acquisition,
Accounts receivable	(98,078)	54,285
Inventory	88,973	(106,300)
Prepaid expenses and other assets	(69,244)	(11,408)
Accounts payable and accrued expenses	460,686	321,370
Deferred revenue	42,766	110,610
Other	-	(747)
Net cash provided by operating activities	158,473	388,124

Cash flows from investing activities:
Investment in Shandong Newspaper	-	(1,449,248)
Cash acquired in AdNet acquisition	17,568	-
Proceeds from sale of marketable equity securities	78,706	339,998
Acquisition of property and equipment	(236,515)	(1,115,686)
Loan to Shandong Media shareholder	(552,140)	-
Net cash used in investing activities	(692,381)	(2,224,936)

Cash flows from financing activities
Proceeds from sale of equity securities	300,000	-
Proceeds from issuance of convertible notes payable	304,853	4,850,000
Issuance costs associated with private placement and convertible notes	-	(104,500)
Payable to Jinan Parent	(2,643,373)	231,864
Net cash (used in) provided by financing activities	(2,038,520)	4,977,364

Effect of exchange rate changes on cash	21,721	448,260

Net increase (decrease) in cash and cash equivalents	(2,550,707)	3,588,812
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$1,874,820	$4,061,482

Supplemental Cash Flow Information:

Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125
Value assigned to shares issued in lieu of cash for interest expense	$62,141	$56,133

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Acquisition of AdNet Media
Fair value of assets acquired	$43,489	$-
Liabilities assumed	$262,273	$-
Consideration paid: issuance of 11,254,898 shares of common stock	$1,907,018	$-

Convertible Note Issuance
Proceeds received from issuance of Convertible Notes	$304,853	$4,850,000
Debt issuance costs converted to Convertible Notes	$-	$121,250
Debt issuance costs not converted to Convertible Notes	$-	$226,835

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

China Broadband, Inc., a Nevada corporation (“China Broadband”, “we,” “us,” or “the Company”) owns and operates in the media segment through its subsidiaries in the People’s Republic of China (“PRC” or “China”) (i) a cable broadband business (Jinan Broadband), (ii) a print based media and television programming guide publication (Shandong Newspaper) and (iii) a provider of multimedia advertising content to internet cafés (AdNet Media).

(i)
The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its indirect Jinan Broadband subsidiary based in the Jinan region of China.

(ii)
We operate a print based media and television programming guide publication business through our Shandong Newspaper joint venture based in the Shandong Province of China, effective as of July 1, 2008. The results of which are included in our financial statements as of July 2008.

(iii)
We operate a business whose primary focus is the delivery of multimedia advertising content to internet cafés in the PRC, effective as of April 2009. The results of which are included in our financial statements as of April 2009.

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

The financial statements of the Company were filed with the Securities and Exchange Commission on August 19, 2009. We have evaluated subsequent events up to the time of the filing.

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

During 2009, the Company completed (i) a private financing of 5% Convertible Promissory Notes for gross proceeds of $304,902 and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate gross proceeds of $300,000. See financial statement note 4 below for a description of the transactions.

Management plans to continue its efforts to raise additional funds through debt or equity offerings. The Company continues to evaluate what type of offering the Company will use, how much capital the Company will raise and which company it will merge with or acquire. There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with or acquire any other companies.

4.            Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between the Company, China Broadband Cayman,

Pursuant to the terms of the AdNet Agreement, among other provisions, China Broadband was required to issue 11,254,898 shares of its common stock, par value, $.001 per share (the “Broadband Shares”) to the AdNet shareholders, in exchange for 100% of the equity ownership of AdNet (the “AdNet Shares”) and consideration of $100,000. The acquisition of AdNet resulted in the ownership by AdNet shareholders of 15% of China Broadband’s common stock on a fully diluted basis (exclusive of certain notes and warrants).

The 11,254,898 common shares required to be issued in the AdNet Acquisition were issued subsequent to June 30, 2009. The Company recorded such shares as common shares to be issued in the accompanying consolidated balance sheet as of June 30, 2009. Based upon an analysis of provisional fair values of assets acquired in the acquisition, the Company recorded a $1,900,000 intangible asset related to the acquisition.

The AdNet Agreement provides for, among other provisions, that in the event that China Broadband becomes delinquent with its reporting obligations pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such that the former AdNet shareholders are not able to sell their Broadband Shares under the exemptions provided under the Securities Act of 1933, as amended (the “Act”) for greater than 30 days, then China Broadband will be required to issue 67,777 additional shares to the AdNet shareholders for each 30 day period that the delinquency is not cured, up to an aggregate maximum of 677,777 additional shares.

As part of the terms of the AdNet Acquisition, and to facilitate our subsidiary’s ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a Loan Agreement and Equity Option Agreement. All of the shares of AdNet are held by a trustee/nominee appointed by the Company to act as directed by the Company pending an exercise or conversion under the Equity Option Agreement. No assurance can be made that the combined companies will be successful or will have sufficient capital to grow. The foregoing description is a summary only of the Share Issuance Agreement between China Broadband, Inc., China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders, dated as of April 7, 2009 (“AdNet Agreement”) and is qualified in its entirety by reference to the full AdNet Agreement.

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China. AdNet currently services over 24,000 cafés and currently operates and is licensed to operate in 28 provinces in the PRC. AdNet maintains servers in five data centers located in the Chinese cities of Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan. Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

5.           Private Financings, June 2009

Issuance of Convertible Notes, June 2009

During the six months ended June 30, 2009, the Company completed a private financing of 5% Convertible Promissory Notes (the “Notes) for gross proceeds of $304,902 (the “Note Offering”). The Note Offering was pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with nine persons who were existing holders (the “Note Investors”) of Convertible Promissory Notes issued in January of 2008 (the “January 2008 Notes”), pursuant to which the Company issued $304,902 principal amount of Notes to the Note Investors at face value. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010. The Company did not pay any placement agent or similar fees in connection with the Note Offering.

Waiver Letters

In addition, in connection with the Note Offering and the Equity Financing, the Company entered into a waiver letter (the “Waiver Letter”) with all the holders of January 2008 Notes (“Existing Note Holders”), pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share to (i) $.20 per share (i.e. the same conversion price as the Notes in the Note Offering) for the Existing Note Holders that invested in the Notes (i.e. the Note Investors), and (ii) $.25 per share for those Existing Note Holders that did not reinvest in the new notes. All of the Existing Note Holders waived certain anti dilution adjustments in respect of the contemplated Equity Financing or in respect of their Warrants which were issued to them in connection with the January 2008 Notes, which warrants remain exercisable at $.60 per share.

The Company also agreed, pursuant to the Waiver Letter, that if it raises capital in excess of $10,000,000 and up to $20,000,000 it will repay the January 2008 Notes, on a pari pasu basis based on principal amount outstanding, a minimum of 12.5% of the net proceeds raised and, that if it is successful in raising over $20,000,000, it will repay the January 2008 Notes, on a pari pasu basis based on principal, a minimum aggregate of 15.0% of the net proceeds raised, until repaid in full.

Exemption from registration of the Notes issued to the Note Investors is claimed under Section 4(2) of the Act and Rule 506 promulgated thereunder, based on, among other things, the representations made by each of the investors in the Note Purchase Agreement that include, among other things, a representation from each such purchaser that it or he is an “accredited investor” within the meaning of Regulation D promulgated under the Act and that such purchases were not made as part of a general or public solicitation or with a view towards distribution or resale of securities acquired in the financing.

Equity Financing; Issuance of Common Stock

During the six months ended June 30, 2009 and pursuant to a Securities Purchase Agreement with three investors, the Company completed a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate gross proceeds of $300,000 (the “Equity Financing”). The company did not pay any placement agent or similar fees in connection with such financing. As indicated above, the Existing Note Holders waived, in part, anti dilution rights with respect to this Equity Financing.

6.           Convertible Notes, January 2008

On January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Convertible Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

As described in Note 4 above, in connection with the Note Offering and Equity Financing, the Company entered into a waiver letter with all the holders of January 2008 Notes (“Existing Note Holders”) pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share down to (i) $.20 per share (i.e. the same conversion price as the Notes in the Note Offering) for the Existing Note Holders that invested in the Notes (i.e. the Note Investors), and (ii) $.25 per share for those Existing Note Holders that did not reinvest in the new notes.

7.           Settlement Agreement

On January 11, 2008, simultaneously with the closing of the Convertible Notes described above in Note 5, the Company entered into a Settlement Agreement (“Settlement Agreement”) which was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger with a subsidiary of Jaguar as being violative of their employment agreements with the Company. The Settlement Agreement provided, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provided for the modification of employment agreements of both, Mr. Clive Ng, our Chairman and Mr. Yue Pu, our Vice Chairman and former Chief Financial Officer. The Settlement Agreement also called for the transfer of certain securities by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants in exchange for releases in favor of the Company and management and their affiliates.

The following represents the details of the net gain the Company recognized as a result of the Settlement Agreement during the quarter ended June 30, 2008 which is recorded in “Interest and other income (expense)” in the accompany Statement of Operations:

Receipt of Cablecom Holding Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net gain	$1,300,692

8.           Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009 as described above in Notes 5 and 6, during the three months ended June 30, 2009 and 2008 the Company incurred $89,000 and $89,000 in interest expense related to these Notes and Warrants, respectively.  During the six months ended June 30, 2009 and 2008 the Company incurred $176,000 and $167,000 in interest expense related to these Notes and Warrants, respectively.

As set forth in the related documents and with the consent of the Note holders, the Company issued 260,703 and 159,743 shares to the Note holders in lieu of cash of approximately $126,000 and $120,000 for interest in the six month periods ended June 30, 2009 and 2008, respectively.

9.           Marketable Equity Securities

The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of common stock of China Cablecom Holdings Ltd. (the “Cablecom Shares”). The Cablecom Shares are classified as available-for-sale securities and are carried at estimated fair value, based on available information.

During the three months ended June 30, 2009, the Company sold 42,651 of its Cablecom Shares on the open market and received net proceeds of $24,000 and recorded a net loss on the sales of approximately $10,000. During the six months ended June 30, 2009, the Company sold 136,665 of its Cablecom Shares on the open market and received net proceeds of $79,000 and recorded a net loss on the sales of approximately $31,000.

As a result of a decline in the price of the Cablecom Shares, we recorded an unrealized net loss of approximately $36,000 on these shares through other comprehensive income (loss) for the period ended June 30, 2009. The fair value of the remaining 181,455 Cablecom Shares at June 30, 2009 approximates $109,000.

10.         Accumulated Other Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to shareholders	$(830,000)	$696,000	$(1,559,000)	$59,000
Other comprehensive income (loss):
Currency translation adjustment	1,000	313,000	22,000	448,000
Unrealized gain (loss) on marketable equity securities	49,000	170,000	(36,000)	170,000
Comprehensive income (loss)	$(780,000)	$1,179,000	$(1,573,000)	$677,000

Changes in the components of Accumulated Other Comprehensive Income are attributable to the currency translation adjustment from the Renminbi to the US dollar and the unrealized loss on marketable equity securities. For the six months ended June 20, 2009, the change in Accumulated Other Comprehensive Income is as follows:

Accumulated
Other
Comprehensive
Income
Balance, December 31, 2008	321,000
Change for the six months ended June 30, 2009, net of taxes	(15,000)
Balance, June 30, 2009	$306,000

11.         Stock Based Compensation

In March 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors. Through June 30, 2009, 250,000 options have been issued under the plan.

The following table provides the details of the total stock based compensation for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Stock option amortization	$18,000	$-	$27,000	$8,000
Warrant amortization	-	-	7,000	14,000
Stock issued in lieu of interest	64,000	64,000	126,000	120,000
Stock issued as non registration penalty	-	-	-	12,000
	$82,000	$64,000	$160,000	$154,000

The Company accounts for its stock option awards pursuant to the provisions of SFAS 123(R). During the three month periods ending June 30, 2009 and 2008, the Company recorded a charge of $18,000 and $0, respectively. During the six month periods ending June 30, 2009 and 2008, the Company recorded a charge of $27,000 and $8,000, respectively in connection with the issuance of stock options.

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

There were no stock options issued during the six month period ending June 30, 2009. As of June 30, 2009, there were 162,500 options exercisable at a weighted average exercise price of $0.62 with a weighted average remaining life of 6.4 years.

As of June 30, 2009 the Company had total unrecognized compensation expense related to options granted of $35,000 which will be recognized over a remaining service period of 2 years.

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the Company issued warrants to investors and service providers to purchase common stock of the Company at a fixed exercise price and for a specified period of time. The following table outlines the warrants outstanding as of June 30, 2009:

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

12.         Income Taxes

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

At June 30, 2009, Company’s management considered that the Company had no uncertain tax positions that affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the six months ended June 30, 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our consolidated financial statements and related notes for the quarter ended June 30, 2009 contained in this Form 10-Q.  The following is also necessarily subject to, and we incorporate herein, the forward looking statements disclosure provided in the forepart to this Form 10-Q as well as Risk Factors discussed therein, all of which should be considered.

Overview

We operate in the media segment, through our indirect subsidiaries in the PRC, a cable broadband business based in the Jinan region of China (“Jinan Broadband”) and a television programming guide publication business joint venture (“Shandong Media”) in the Shandong Province of China.  Accordingly, our principal activities are providing cable and wireless broadband and print based media and television programming guide services in the PRC.  In April 2009 we acquired an internet café content provider and advertising business in the PRC (AdNet Media) (See “Recent Developments” below).

Recent Developments

As described below, during the six months ended June 30, 2009 we completed (i) a private financing of 5% Convertible Promissory Notes (the “Notes”) for gross proceeds of $304,902 (the “Note Offering”) and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate proceeds of $300,000 (the “Equity Financing”) and simultaneously entered into a waiver letter agreement with certain note-holders as more fully described below.  See “Private Financings” in this section below.

Laketune Non Binding Memorandum of Understanding

China Broadband, Inc., through its wholly owned subsidiary, China Broadband, Ltd., entered into a non binding memorandum of understanding to acquire 51% of Laketune Technologies, a joint venture partnership company with the State Administration of Radio Film & Television (SARFT) entity WASU (Hangzhou Digital) in the People’s Republic of China (the “PRC”).  The completion of this joint venture is subject to a number of conditions.  In connection therewith, the Company, through the efforts of its strategic investment banking consultant, COWEN Latitude Asia, distributed an information research sheet relating to the Company’s businesses and the broadband business in the PRC which generally contains certain research and information relating to the broadband business in the PRC (the “Information Sheet”).  A copy of this Information Sheet can be found in the Company’s Current Report on Form 8-K filed on June 26, 2009.

Completion of Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between  the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Priscilla Lu and Mr. Wang Yingqi nee Michael Wang).  As part of the acquisition, Priscilla Lu was appointed to the China Broadband board.

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

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China.  AdNet currently services over 24,000 cafés and currently operates and is licensed to operate in 28 provinces in the PRC. AdNet maintains servers in five data centers located in the Chinese cities of Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.  Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

Results of Operations

China Broadband’s operating results reflect the operating results of our indirect subsidiary, Jinan Broadband, our Shandong Media joint venture and our recently acquired business of AdNet Media. Through WFOE, we acquired a 51% interest in Jinan Broadband effective April 1, 2007, a 50% interest in the Shandong Media joint venture effective July 1, 2008 and 100% interest in AdNet Media effective April 7, 2009.

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$1,990,000	$1,054,000	$936,000	89%
Cost of revenue	1,103,000	544,000	559,000	103%
Gross profit	887,000	510,000	377,000	74%

Selling, general and adminstrative expenses	741,000	311,000	430,000	138%
Professional fees	190,000	169,000	21,000	12%
Depreciation and amortization	842,000	694,000	148,000	21%

Loss from operations	(886,000)	(664,000)	(222,000)	33%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	2,000	3,000	(1,000)	-33%
Interest expense	(90,000)	(89,000)	(1,000)	1%
Gain (loss) on sale of securities	(10,000)	18,000	(28,000)	-156%

Net income (loss) before income tax	(984,000)	569,000	(1,553,000)	-273%

Income tax benefit	15,000	6,000	9,000	150%

Net income (loss)	(969,000)	575,000	(1,544,000)	-269%

Net loss attributable to noncontrolling interests	(139,000)	(120,000)	(19,000)	16%

Net income (loss) attributable to shareholders	$(830,000)	$695,000	$(1,525,000)	-219%

	6 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$3,939,000	$2,057,000	$1,882,000	91%
Cost of revenue	2,277,000	896,000	1,381,000	154%
Gross profit	1,662,000	1,161,000	501,000	43%

Selling, general and adminstrative expenses	1,459,000	812,000	647,000	80%
Professional fees	300,000	305,000	(5,000)	-2%
Depreciation and amortization	1,673,000	1,442,000	231,000	16%

Loss from operations	(1,770,000)	(1,398,000)	(372,000)	27%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	5,000	19,000	(14,000)	-74%
Interest expense	(176,000)	(167,000)	(9,000)	5%
Gain (loss) on sale of securities	(31,000)	17,000	(48,000)	-282%
Other	-	(14,000)	14,000	-100%

Net income (loss) before income tax	(1,972,000)	(242,000)	(1,730,000)	715%

Income tax benefit	29,000	13,000	16,000	123%

Net income (loss)	(1,943,000)	(229,000)	(1,714,000)	748%

Net loss attributable to noncontrolling interests	(384,000)	(288,000)	(96,000)	33%

Net income (loss) attributable to shareholders	$(1,559,000)	$59,000	$(1,618,000)	-2742%

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Our revenues are generated by our operating companies in the PRC.  Our revenues for the three months ended June 30, 2009 include revenues primarily from our Jinan Broadband and Shandong Media companies.  By comparison, our revenues for the three months ended June 30, 2008 include only our Jinan Broadband business.

Revenues for the three months ended June 30, 2009 totaled $1,990,000, as compared to $1,054,000 for the three months ended June 30, 2008.  The increase in revenue of approximately $936,000, or 89% is primarily attributable to including the revenues from our Shandong Media joint venture of which by comparison were not included in our 2008 operating results.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,138,000, an increase of $85,000, or 8% as compared to revenues of $1,053,000 for the three months ended 2008. The increase is attributable to increases in our internet sales and our value-added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the three months ended June 30, 2009, revenues from the Shandong Media joint venture totaled $849,000.  By comparison, Shandong Media’s revenues were not included in our operating results during the second quarter of 2008 (For a description of the Shandong Media joint venture, see “Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement”, below).

AdNet Media is an early stage company that started operations during the first quarter of 2009.  AdNet Media’s revenue will consist primarily of advertising revenue and video service fees.  Advertising revenues will be generated from advertisers who participate in  an ad platform developed by AdNet which is accessed through internet cafés.   Video service fees will be generated from the internet café or agent who uses our online video services which includes movies, music, videos and games.  For the three months ended June 30, 2009, revenues totaled $2,000.  By comparison, AdNet Media’s revenues were not included in our operating results during the second quarter of 2008 (For a description of the AdNet Media acquisition, see “Completion of Acquisition of AdNet”, above).

Gross Profit

Our gross profit for the three months ended June 30, 2009 was $887,000, as compared to $510,000 for the three months ended June 30, 2008.  The increase in gross profit of approximately $377,000 or 74% is comprised of $308,000 from the inclusion of our Shandong Media joint venture, $79,000 increase attributable to our Jinan Broadband operations offset by $10,000 from the inclusion of our AdNet Media acquisition.  The increase in gross profit attributable to Jinan Broadband was primarily due to increased sales while cost of sales remained relatively constant.

Gross profit as a percentage of revenue was 45% for the three months ended June 30, 2009, as compared to 48% for the three months ended June 30, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2009 increased approximately $430,000 to $741,000, as compared to $311,000 for the three months ended June 30, 2008.  The increase is primarily attributable to the inclusion of our Shandong Media joint venture in mid 2008 and our AdNet Media acquisition in April 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses.  For the three months ended June 30, 2009, salaries and personnel costs accounted for 57% of our selling, general and administrative expenses.  During the 2009 period, salaries and personnel costs totaled $421,000, an increase of $237,000 or 129% as compared to $184,000 for the 2008 period.  The increase in salaries and personnel costs is primarily attributable to the inclusion of our Shandong Media joint venture entered into mid 2008 and our AdNet Media acquisition in April 2009.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the three months ended June 30, 2009 and 2008.

	2009	2008
Accounting	$102,000	$63,000
Consulting	$21,000	$16,000
Legal	$67,000	$89,000
Total	$190,000	$168,000

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

Depreciation and Amortization

	2009	2008
Depreciation	$760,000	$646,000
Amortization	$82,000	$48,000
Total	$842,000	$694,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.4 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $34,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $(98,000) during the three months ended June 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $90,000,
•	the loss on the sale of marketable equity securities in the amount of $10,000.

During the three months ended June 30, 2008, interest and other income (expense), net, of approximately $1,233,000, a decrease of $1,331,000 compared to the second quarter of 2009 was primarily due to the net gain of $1,301,000 recognized from a Settlement Agreement entered into on January 11, 2008.

We expect our interest expense to increase due to additional convertible notes issued in June 2009 in the amount of $304,902.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of June 30, 2009 is $304,902.  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of June 30, 2009 was $4,971,250.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended June 30, 2009, $142,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent, as compared to $119,000 during the second quarter of 2008.

50% of the operating profit of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended June 30, 2009, $3,000 of our operating profit from Shandong Media was allocated to Shandong Newspaper.  We consolidated the results of Shandong Media effective July 1, 2008.  Accordingly, there was no allocation for the three months ended June 30, 2008.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended June 30, 2009 was $830,000.  For the 2008 period, the company had net income attributable to shareholders of $695,000, a decrease of $1,525,000, or 219%.  The decrease in net income attributable to shareholders is primarily due to the recognition of a net gain of $1,301,000 from a Settlement Agreement entered into on January 11, 2008.  Other changes include:

•	an increase in the net loss from Jinan Broadband of $45,000 as compared to the second quarter of 2008
•	a net profit of $6,000 from the inclusion of our Shandong Media joint venture
•	a net loss of $132,000 from the inclusion of our AdNet Media acquisition
•	general increases in corporate costs

The following table breaks down the results of operations for the three months ended June 30, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes operations of our Shandong Media and AdNet Media companies as compared to no inclusion in 2008.

	3 Months Ended				3 Months Ended
	June 30, 2009				June 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,990,000		$-	$1,990,000	$1,054,000		$-	$1,054,000
Cost of revenue	1,103,000		-	1,103,000	544,000		-	544,000
Gross profit	887,000	45%	-	887,000	510,000	48%	-	510,000

Selling, general and adminstrative expenses	531,000	27%	210,000	741,000	106,000	10%	205,000	311,000
Professional fees	12,000	1%	178,000	190,000	3,000	0%	166,000	169,000
Depreciation and amortization	760,000	38%	82,000	842,000	646,000	61%	48,000	694,000

Loss from operations	(416,000)	-11%	(470,000)	(886,000)	(245,000)	-23%	(419,000)	(664,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	2,000		-	2,000	2,000		1,000	3,000
Interest expense	-		(90,000)	(90,000)	-		(89,000)	(89,000)
Loss on sale of securities	-		(10,000)	(10,000)	-		18,000	18,000

Income (loss) before income tax	(414,000)		(570,000)	(984,000)	(243,000)		812,000	569,000

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net income (loss)	(414,000)		(555,000)	(969,000)	(243,000)		818,000	575,000

Net loss attributable to noncontrolling interest	(139,000)		-	(139,000)	(120,000)		-	(120,000)

Net income (loss) attributable to shareholders	$(275,000)		$(555,000)	$(830,000)	$(123,000)		$818,000	$695,000

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Our revenues are generated by our operating companies in the PRC.  Our revenues for the six months ended June 30, 2009 include revenues primarily from our Jinan Broadband and Shandong Media companies.  By comparison, our revenues for the six months ended June 30, 2008 include only our Jinan Broadband business.

Revenues for the six months ended June 30, 2009 totaled $3,939,000, as compared to $2,057,000 for the six months ended June 30, 2008.  The increase in revenue of approximately $1,882,000, or 91% is primarily attributable to including the revenues of our Shandong Media joint venture which by comparison were not included in our 2008 operating results.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $2,223,000, an increase of $167,000, or 8% as compared to revenues of $2,057,000 for the six months ended 2008. The increase is attributable to increases in our internet sales, network leasing sales and value-added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the six months ended June 30, 2009, revenues from the Shandong Media joint venture totaled $1,714,000.  By comparison, Shandong Media’s revenues were not included in our operating results for the 2008 period.  (For a description of the Shandong Media joint venture, see “Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement”, below).

AdNet Media is an early stage company that started operations during the first quarter of 2009.  AdNet Media’s revenue will consist primarily of advertising revenue and video service fees.  Advertising revenues will be generated from advertisers who participate in an ad platform developed by AdNet which is accessed through internet cafés.   Video service fees will be generated from the internet café or agent who uses our online video services which includes movies, music, videos and games.  For the six months ended June 30, 2009, revenues totaled $2,000.  By comparison, AdNet Media’s revenues were not included in our operating results for the 2008 period.   (For a description of the AdNet Media acquisition, see “Completion of Acquisition of AdNet”, above).

Gross Profit

Our gross profit for the six months ended June 30, 2009 was $1,662,000, as compared to $1,161,000 for the six months ended June 30, 2008.  The increase in gross profit of approximately $501,000, or 43%, is comprised of $609,000 from the inclusion of our Shandong Media joint venture offset by $10,000 from the inclusion of our AdNet Media acquisition and by a $98,000 decrease attributable to our Jinan Broadband operations.  The decrease in gross profit attributable to Jinan Broadband was primarily due to increase costs of revenue, particularly costs of telecom bandwidth.

Gross profit as a percentage of revenue was 42% for the six months ended June 30, 2009, as compared to 56% for the six months ended June 30, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2009 increased approximately $647,000 to $1,459,000, as compared to $812,000 for the six months ended June 30, 2008.  The increase is primarily attributable to the inclusion of our Shandong Media joint venture in mid 2008 and our AdNet Media acquisition in April 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses.  For the six months ended June 30, 2009, salaries and personnel costs accounted for 58% of our selling, general and administrative expenses.  During the 2009 period, salaries and personnel costs totaled $851,000, an increase of $372,000 or 78% as compared to $479,000 for 2008 period. The increase in salaries and personnel costs is primarily attributable to the inclusion of our Shandong Media joint venture entered into mid 2008 and our AdNet Media acquisition in April 2009.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the six months ended June 30, 2009 and 2008.

	2009	2008
Accounting	$167,000	$115,000
Consulting	$32,000	$64,000
Legal	$101,000	$126,000
Total	$300,000	$305,000

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

Depreciation and Amortization

	2009	2008
Depreciation	$1,509,000	$1,348,000
Amortization	$164,000	$94,000
Total	$1,673,000	$1,442,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.4 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $70,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $(203,000) during the six months ended June 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $176,000,
•	the loss on the sale of marketable equity securities in the amount of $31,000.

During the six months ended June 30, 2008, interest and other income (expense), net, of approximately $1,157,000, a decrease of $1,360,000 compared to the six month period ended June 30, 2009 was primarily due to the net gain of $1,301,000 recognized from a Settlement Agreement entered into on January 11, 2008.

We expect our interest expense to increase due to additional convertible notes issued in June 2009 in the amount of $304,902.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of June 30, 2009 was $4,971,250.  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of June 30, 2009 is $304,902.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the six months ended June 30, 2009, $366,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent, as compared to $288,000 during the 2008 period.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the six months ended June 30, 2009, $18,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper.  We consolidated the results of Shandong Media effective July 1, 2008.  Accordingly, there was no allocation for the six months ended June 30, 2008.

Net Income (Loss) Attributable to Shareholders

Net loss attributable to shareholders for the six months ended June 30, 2009 was $1,559,000.  For the 2008 period, the company had net income attributable to shareholders of $59,000, a decrease of $1,618,000, or 2744%.  The decrease in net income attributable to shareholders is primarily due to the recognition of a net gain of $1,301,000 from a Settlement Agreement entered into on January 11, 2008.  Other changes include:

•	an increase in the net loss from Jinan Broadband of $160,000 as compared to the six month period of 2008
•	a net loss of $32,000 from the inclusion of our Shandong Media joint venture
•	a net loss of $132,000 from the inclusion of our AdNet Media acquisition
•	general increases in corporate costs

The following table breaks down the results of operations for the six months ended June 30, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes six months of operations from our Shandong Media company and three months of operations from our AdNet Media company as compared to no inclusion for either company in 2008.

	6 Months Ended				6 Months Ended
	June 30, 2009				June 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$3,939,000		$-	$3,939,000	$2,057,000		$-	$2,057,000
Cost of revenue	2,277,000		-	2,277,000	896,000		-	896,000
Gross profit	1,662,000	42%	-	1,662,000	1,161,000	56%	-	1,161,000

Selling, general and adminstrative expenses	1,056,000	27%	403,000	1,459,000	397,000	19%	415,000	812,000
Professional fees	16,000	0%	284,000	300,000	3,000	0%	302,000	305,000
Depreciation and amortization	1,510,000	38%	163,000	1,673,000	1,348,000	66%	94,000	1,442,000

Loss from operations	(920,000)	-0.2336	(850,000)	(1,770,000)	(587,000)	-29%	(811,000)	(1,398,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	5,000		-	5,000	4,000		15,000	19,000
Interest expense	-		(176,000)	(176,000)	-		(167,000)	(167,000)
Loss on sale of securities	-		(31,000)	(31,000)	-		17,000	17,000
Other	-		-	-	(4,000)		(10,000)	(14,000)

Income (loss) before income tax	(915,000)		(1,057,000)	(1,972,000)	(587,000)		345,000	(242,000)

Income tax benefit	-		29,000	29,000	-		13,000	13,000

Net income (loss)	(915,000)		(1,028,000)	(1,943,000)	(587,000)		358,000	(229,000)

Net loss attributable to noncontrolling interest	(384,000)		-	(384,000)	(288,000)		-	(288,000)

Net income (loss) attributable to shareholders	$(531,000)		$(1,028,000)	$(1,559,000)	$(299,000)		$358,000	$59,000

Liquidity and Capital Resources

As of June 30, 2009 we had $1,875,000 of cash on hand and a working capital deficit of $881,000.  As of June 30, 2009, we had total current liabilities of $4,996,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

Private Financings, June 2009

As described below, during the six months ended June 30, 2009 we completed (i) a private financing of 5% Convertible Promissory Notes (the “Notes”) for gross proceeds of $304,902 (the “Note Offering”) and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate proceeds of $300,000 (the “Equity Financing”).

Issuance of Convertible Notes, June 2009

During the six months ended June 30, 2009, the Company completed a private financing of 5% Convertible Promissory Notes (the “Notes) for gross proceeds of $304,902 (the “Note Offering”).  The Note Offering was pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with nine persons who were existing holders (the “Note Investors”) of Convertible Promissory Notes issued in January of 2008 (the “January 2008 Notes”), pursuant to which the Company issued $304,902 principal amount of Notes to the Note Investors at face value.  The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

Waiver Letters

In addition, in connection with the Note Offering and the Equity Financing, the Company entered into a waiver letter (the “Waiver Letter”) with all the holders of January 2008 Notes (“Existing Note Holders”), pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share to (i) $.20 per share (i.e. the same conversion price as the Notes in the Note Offering) for the Existing Note Holders that invested in the Notes (i.e. the Note Investors), and (ii) $.25 per share for those Existing Note Holders that did not reinvest in the new notes.  All of the Existing Note Holders waived certain anti dilution adjustments in respect of the contemplated Equity Financing or in respect of their Warrants which were issued to them in connection with the January 2008 Notes, which warrants remain exercisable at $.60 per share.

The Company also agreed, pursuant to the Waiver Letter, that if it raises capital in excess of $10,000,000 and up to $20,000,000 it will repay the January 2008 Notes, on a pari pasu basis based on principal amount outstanding, a minimum of 12.5% of the net proceeds raised and, that if it is successful in raising over $20,000,000, it will repay the January 2008 Notes, on a pari pasu basis based on principal, a minimum aggregate of 15.0% of the net proceeds raised, until repaid in full.

Exemption from registration of the Notes issued to the Note Investors is claimed under Section 4(2) of the Act and Rule 506 promulgated thereunder, based on, among other things, the representations made by each of the investors in the Note Purchase Agreement that include, among other things, a representation from each such purchaser that it or he is an “accredited investor” within the meaning of Regulation D promulgated under the Act and that such purchases were not made as part of a general or public solicitation or with a view towards distribution or resale of securities acquired in the financing.

Equity Financing; Issuance of Common Stock

During the six months ended June 30, 2009 and pursuant to a Securities Purchase Agreement with three investors, the Company completed a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate gross proceeds of $300,000 (the “Equity Financing”).  The company did not pay any placement agent or similar fees in connection with such financing.  As indicated above, the Existing Note Holders waived, in part, anti dilution rights with respect to this Equity Financing.

The foregoing are summaries only of the Note Offering, Note Purchase Agreement, Waiver Letters and Equity Financing which are filed as exhibits to our Current Report on Form 8-K,dated June 30, 2009, the provisions of which are incorporated herein.

Loan Receivable

The Company has a loan receivable for $280,000 as of June 30, 2009 from a related party, Music Magazine.  The loan is unsecured, interest free and has no fixed repayment terms.

Amounts due from Shareholders

Amounts due from shareholders include $91,000 from Shandong Broadcast & TV Weekly Press and $543,000 from Modern Movie & TV Biweekly Press as of June 30, 2009.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and the due date for repayment has been extended from June 30, 2009 to December 31, 2009. During the period ended June 30, 2009 the Company advanced approximately $552,000 to the shareholders.

Payable to Jinan Parent

During the six months ended June 30, 2009, Jinan Broadand paid $2,643,000 to Jinan Parent.  The current balance due is $152,000.  The advance is unsecured, interest free and has no fixed repayment terms.

2008 Convertible Note Financing

On January 11, 2008 we entered into a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

Convertible Notes and Warrants Interest

During the six months ended June 30, 2009 the Company incurred $176,000 in interest expense related to the notes and warrants issued in January 2008 and June 2009.  Based on a predetermined initial presumed value of $.75 per share and effective May 27, 2009 reduced conversion values of $.25 per share and $.20 per share as set forth in the related documents as described above and with the consent of the Note holders, the Company issued 260,703 shares to the Note holders in lieu of cash of approximately $126,000 for interest accrued.  Additional interest expense of $50,000 was recorded for the warrants.

Settlement Agreement

 In April 2008, we received 390,000 shares of Cablecom Holdings, Ltd. (the “Cablecom Holdings Shares”) from Mr. Clive Ng, the Chairman of our board of directors, pursuant to a settlement agreement by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd (“Cablecom Holdings”).  The value of the Cablecom Holdings shares has since declined substantially, and may continue to fluctuate and decline further.  During the six months ended June 30 2009, we sold 136,665 of the Cablecom Holdings shares for total net proceeds of $79,000 and recorded a net loss on the sales of approximately $31,000.  As of June 30, 2009, we have 181,455 shares remaining.

As a result of a significant decline in the price of the Cablecom Holdings Shares we recorded an unrealized loss of approximately $36,000 on these shares through other comprehensive income (loss) for the period ended June 30, 2009.  The fair value of the remaining 181,455 Cablecom shares at June 30, 2009 approximates $109,000.

Cash Flows

The following sets forth a summary of the Company’s cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Net cash provided by operating activities	$158,000	$388,000
Net cash used in investing activities	$(692,000)	$(2,225,000)
Net cash (used in) provided by financing activities	$(2,039,000)	$4,977,000
Effect of exchange rate changes on cash	$22,000	$448,000

Operating activities for the six months ended June 30, 2009 and 2008, after adding back non-cash items, (used) provided cash of approximately $(267,000) and $20,000, respectively.  During such period other changes in working capital provided cash of approximately $425,000 and $368,000, respectively, resulting in cash being provided by operating activities of $158,000 and $388,000, respectively.

Investing activities for the six months ended June 30, 2009 and 2008 used cash of $692,000 and $2,225,000, respectively.  For 2009, this amount consisted of cash acquired in our AdNet acquisition of $18,000 and proceeds of $79,000 from the sale of our Cablecom Shares, offset by (i) $237,000 for additions to property and equipment and (ii) $552,000 loan to our Shandong Media shareholder.  For 2008 this amount consisted of additions to property and equipment in the amount of $1,116,000 and the down payment for the acquisition of Shandong Newspaper in the amount of $1,449,000 partially offset by the proceeds from the sale of 50,000 Cablecom Holding Shares in the amount of $340,000.

Financing activities for the six months ended June 30, 2009 and 2008 (used) provided cash of $(2,039,000) and $4,977,000, respectively.  For 2009, the amount consisted of proceeds from the sale of equity securities of $300,000 and proceeds from the issuance of convertible notes of $305,000 offset by payment to Jinan Parent of $2,644,000.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $232,000.

Foreign Currency Translation

Our WOFE, Jinan Broadband subsidiary, Shandong Media joint venture and our AdNet Media acquisition are located in China.  All of their operations are conducted in the local currency of the Chinese Yuan, also known as Renminbi or RMB.  The favorable effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $22,000 and $448,000 during the six months ended June 30, 2009 and 2008, respectively.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

See “Issuance of Restricted Shares to AdNet Shareholders” under Item 2, above.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 19, 2009.

CHINA BROADBAND, INC

By:
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)