Form 10-Q
period 2009-09-30
CHINA BROADBAND INC
filed 2009-11-23
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,433,033 shares as of November 20, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

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

References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. Unless otherwise specified, the words “Company,” “we,” “us,” and “our,” refer collectively to China Broadband, Inc., its wholly owned subsidiary in the Cayman Islands, China Broadband, Ltd., and Beijing China Broadband Network Technology, a wholly foreign owned entity formed under the laws of the PRC, which is commonly referred to herein as our Wholly Foreign Owned Entity “WFOE” and, each of their respective subsidiary businesses in the PRC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,941,266	$4,425,529
Marketable equity securities	67,608	254,496
Accounts receivable	168,710	136,709
Inventory	778,674	877,309
Prepaid expense	118,144	46,380
Loan receivable	280,033	-
Amounts due from shareholders	634,687	-
Other current assets	68,509	153,277
Total current assets	4,057,631	5,893,700

Property and equipment, net	7,782,344	9,299,473
Intangible assets, net	5,949,610	4,218,758
Other assets	355,093	692,911
Total assets	$18,144,678	$20,104,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,250,452	$1,237,251
Accrued expenses	1,562,637	936,134
Deferred revenue	1,646,868	1,382,103
Convertible notes payable	304,853	-
Loan payable	398,937	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	152,259	2,795,472
Other current liabilities	130,192	72,013
Total current liabilities	5,591,877	6,568,652

Convertible notes payable	4,639,879	4,564,427
Deferred tax liability	746,577	790,617
Total liabilities	10,978,333	11,923,696

Committments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 64,433,033 and 50,585,455 issued and outstanding	64,434	50,586
Additional paid-in capital	15,574,274	13,372,358
Accumulated deficit	(14,742,111)	(12,200,287)
Accumulated other comprehensive income	351,428	320,858
Total shareholders' equity	1,248,025	1,543,515
Noncontrolling interests	5,918,319	6,637,631

Total equity	7,166,344	8,181,146

Total liabilities and equity	$18,144,678	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue	$2,106,454	$1,880,806	$6,045,381	$3,937,439
Cost of revenue	1,541,084	949,299	3,817,881	1,845,354
Gross profit	565,370	931,507	2,227,500	2,092,085

Selling, general and adminstrative expenses	800,198	582,085	2,259,003	1,393,999
Professional fees	154,350	141,785	454,390	447,201
Depreciation and amortization	854,218	768,951	2,527,268	2,210,481

Loss from operations	(1,243,396)	(561,314)	(3,013,161)	(1,959,596)

Interest & other income / (expense)
Settlement gain	-	-	-	1,300,692
Interest income	721	16,300	6,105	35,426
Interest expense	(93,085)	(89,333)	(270,133)	(256,776)
Gain (loss) on sale of securities	15,807	-	(14,828)	17,498
Other	(12,883)	349	(13,159)	(12,779)

Loss before income tax	(1,332,836)	(633,998)	(3,305,176)	(875,535)

Income tax benefit	14,680	6,433	44,040	19,299

Net loss	(1,318,156)	(627,565)	(3,261,136)	(856,236)

Net loss attributable to noncontrolling interests	(335,066)	(80,734)	(719,312)	(368,272)

Net loss attributable to shareholders	$(983,090)	$(546,831)	$(2,541,824)	$(487,964)

Net loss per share
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding
Basic	64,104,665	50,416,266	58,951,679	50,262,731
Diluted	64,104,665	50,416,266	58,951,679	50,262,731

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
for the Nine Months Ended September 30, 2009
(Unaudited)

					Accumulated
			Additional		Other
	Common	Par	Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	Total	Loss

Balance December 31, 2008	50,585,455	$50,586	$13,372,358	$(12,200,287)	$320,858	$1,543,515

Shares issued in lieu of convertible
note interest	592,680	593	193,281	-	-	193,874

Stock option expense	-	-	33,655	-	-	33,655

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000

Comprehensive loss:
Net loss	-	-	-	(2,541,824)	-	(2,541,824)	$(2,541,824)
Foreign currency translation adjustments	-	-	-	-	28,128	28,128	28,128
Unrealized loss on marketable equity securities	-	-	-	-	2,442	2,442	2,442

Balance September 30, 2009	64,433,033	$64,434	$15,574,274	$(14,742,111)	$351,428	$1,248,025	$(2,511,254)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating
Net loss	$(3,261,136)	$(856,236)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	227,528	218,137
Depreciation and amortization	2,325,238	2,210,481
Noncash interest expense	75,452	72,688
Deferred income tax	(44,040)	(19,299)
Loss (gain) on sale of marketable equity securities	14,828	(17,498)
Settlement gain	-	(1,300,692)
Change in assets and liabilities, net of amounts assumed in AdNet acquisition:
Accounts receivable	(32,000)	105,992
Inventory	98,635	(239,660)
Prepaid expenses and other assets	(62,192)	33,763
Accounts payable and accrued expenses	834,550	431,247
Deferred revenue	264,765	98,824
Other	(9)	(73,580)
Net cash provided by operating activities	441,619	664,167

Cash flows from investing activities:
Cash acquired in AdNet acquisition	17,568	-
Proceeds from sale of marketable equity securities	174,513	339,998
Acquisition of property and equipment	(554,727)	(1,566,948)
Loan to Shandong Media shareholder	(553,004)	(242,155)
Net cash used in investing activities	(915,650)	(1,469,105)

Cash flows from financing activities
Proceeds from sale of equity securities	300,000	-
Proceeds from issuance of convertible notes payable	304,853	4,850,000
Issuance costs associated with private placement and convertible notes	-	(104,500)
Receipts from (payments to) Jinan Parent	(2,643,213)	240,489
Net cash (used in) provided by financing activities	(2,038,360)	4,985,989

Effect of exchange rate changes on cash	28,128	478,094

Net increase (decrease) in cash and cash equivalents	(2,484,263)	4,659,145
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$1,941,266	$5,131,815

Supplemental Cash Flow Information:

Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125
Value assigned to shares issued in lieu of cash for interest expense	$193,873	$183,598

Acquisition of AdNet Media
Fair value of assets acquired	$43,489	$-
Liabilities assumed	$262,273	$-
Consideration paid: issuance of 11,254,898 shares of common stock	$1,688,235	$-

Convertible Note Issuance
Convertible notes issued in lieu of debt issuance costs	$-	$121,250

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

(i)
The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its Jinan Broadband subsidiary based in the Jinan region of China.

(ii)
We operate a print based media and television programming guide publication business through our Shandong Newspaper joint venture based in the Shandong Province of China, effective as of July 1, 2008.  The results of which are included in our financial statements as of July 2008.

(iii)
We operate a business whose primary focus is the delivery of multimedia advertising content to internet cafés in the PRC, effective as of April 7, 2009, the results of which are included in our financial statements as of April 2009.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting on a basis consistent with those reflected in our fiscal 2008 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, which are necessary for a fair presentation of results for the respective interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

The financial statements of the Company were filed with the Securities and Exchange Commission on November 23, 2009. We have evaluated subsequent events up to the time of the filing.

2.           Accounting Policy Changes

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

On January 1, 2009, the Company adopted ASC 805, Business Combinations, and ASC 810, Consolidation.  ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  Further, it requires transaction costs to be expensed.  These costs were previously treated as costs of the acquisition.

ASC 810 requires us to classify noncontrolling interests in a subsidiary as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of total equity.  The net loss amounts we have previously reported are now presented as “Net loss attributable to shareholders”.  The calculation of earnings per share continues to be based on income amounts attributable only to shareholders.  Similarly, in our presentation of total equity, we distinguish between equity amounts attributable to shareholders and amounts attributable to the noncontrolling interests (previously classified as minority interest outside of shareholders’ equity).

3.           Going Concern and Management’s Plans

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the financial statements as of and for the year ended December 31, 2008, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

By July of 2009,  the Company completed (i) a private financing of 5% Convertible Promissory Notes for gross proceeds of approximately $305,000 and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate gross proceeds of $300,000.  See financial statement note 5 below for a description of these transactions.  As part of the Convertible Note financing we were required to reduce the conversion price of existing notes held by the investors.

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

4.           Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between  the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Ms. Priscilla Lu and Mr. Wang Yingqinee Michael Wang).

Pursuant to the terms of the AdNet Agreement, among other provisions, China Broadband issued 11,254,898 shares of its common stock, par value, $.001 per share (the “Broadband Shares”) to the AdNet shareholders, in exchange for 100% of the equity ownership of AdNet (the “AdNet Shares”) and cash consideration of $100,000.  The acquisition of AdNet resulted in the ownership by AdNet shareholders of 15% of China Broadband’s common stock on a fully diluted basis (exclusive of certain notes and warrants).  The Company has recorded a $1,900,000 intangible asset related to the acquisition.  The Company expects to complete its valuation of the assets acquired (principally the license arrangements and proprietary technology) in the acquisition in the near term.  Upon completion of the valuation, fair values are expected to be assigned to the definite live intangibles acquired.

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

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China.  AdNet currently services over 39,000 cafés and is licensed to operate in 28 provinces in the PRC. AdNet maintains servers in five data centers located in the Chinese cities of Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.  Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

5.           Private Financings, June 2009

Issuance of Convertible Notes, June 2009

During the nine months ended September 30, 2009, the Company completed a private financing of 5% Convertible Promissory Notes (the “Notes”) for gross proceeds of approximately $305,000 (the “Note Offering”).  The Note Offering was pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) with nine persons who were existing holders (the “Note Investors”) of Convertible Promissory Notes issued in January of 2008 (the “January 2008 Notes”), pursuant to which the Company issued approximately $305,000 principal amount of Notes to the Note Investors at face value.  The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

Equity Financing; Issuance of Common Stock

During the nine months ended September 30, 2009 and pursuant to a Securities Purchase Agreement with three investors, the Company completed a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate gross proceeds of $300,000 (the “Equity Financing”).  The company did not pay any placement agent or similar fees in connection with such financing.

Waiver Letters

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

6.           Convertible Notes, January 2008

On January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of January 2008 Notes  due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013. The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share (see “Private Financings; June 2009 – Waiver Letters” above).

7.           Settlement Agreement

On January 11, 2008, simultaneously with the closing of the convertible January 2008  Notes described above in Note 6, the Company entered into a Settlement Agreement (“Settlement Agreement”) which was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger agreement as being violative of their employment agreements with the Company.  The Settlement Agreement provided, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provided for the modification of employment agreements of both, Mr. Clive Ng, our Chairman and Mr. Yue Pu, our Vice Chairman and former Chief Financial Officer.  The Settlement Agreement also required the transfer of 390,000 Cablecom Holding shares held by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants in exchange for releases in favor of the Company and management and their affiliates.

The following represents the details of the net gain the Company recognized as a result of the Settlement Agreement during the nine month period ending September 30, 2008 which is classified within  “Interest and other income (expense)” in the accompaning Statement of Operations:

Fair value of Cablecom Holding Shares received	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net gain	$1,300,692

8.           Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009 as described above in Notes 5 and 6, during the three months ended September 30, 2009 and 2008 the Company incurred $93,000 and $89,000 in interest expense related to these Notes and Warrants, respectively.  During the nine months ended September 30, 2009 and 2008 the Company incurred $269,000 and $256,000 in interest expense related to these Notes and Warrants, respectively.

As set forth in the related documents and with the consent of the Note holders, the Company issued 592,677 and 244,799 shares to the Note holders in lieu of cash of approximately $194,000 and $184,000 for interest in the nine month periods ended September 30, 2009 and 2008, respectively.

9.           Fair Value Measurements

Accounting standards require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.
•
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability

•
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Accounting standards require the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements
(Unaudited)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$67,608	$-	$-

The carrying value of the available-for-sale securities at September 30, 2009 was $67,608.

10.         Related Party Transactions

Loan Receivable

During 2009, the Company advanced an aggregate of approximately $280,000 in the form of a loan to Music Magazine to fund its operations. The loan is unsecured, interest free and has no fixed repayment terms.  Music Magazine is related through Modern Movie Times Magazine.

Amounts due from Shareholders

Amounts due from shareholders include $91,000 advanced to Shandong Broadcast & TV Weekly Press and $543,000 advanced to Modern Movie & TV Biweekly Press. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2009 (previously June 30, 2009).  During the period ended September 30, 2009, the Company advanced approximately $553,000 to the shareholders.

Payable to Jinan Parent

During the nine months ended September 30, 2009, Jinan Broadband paid $2,643,000 to Jinan Parent.  At September 30, 2009,  $152,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

11.         Variable Interest Entities

Financial accounting standards require the “primary beneficiary” of a VIE to include the VIE’s assets, liabilities and operating results in its consolidated financial statements.   In general, a VIE is a corporation, partnership, limited-liability company, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs at September 30, 2009 include Jinan Broadband and Shandong Newspaper.

12.         Stock Based Compensation

In March 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors.  Through September 30, 2009, 317,500 options have been issued under the plan.

The following table provides the details of the total stock based compensation for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Stock option amortization	$-	$-	$33,656	$22,414
Stock issued as non registration penalty	-	-	-	12,000
	$-	$-	$33,656	$34,414

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.
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

There were no stock options issued during the nine month period ending September 30, 2009.  As of September 30, 2009, there were 317,500 options outstanding with 162,500 options exercisable at a weighted average exercise price of $0.62 with a weighted average remaining life of 6.1 years.

As of September 30, 2009 the Company had total unrecognized compensation expense related to options granted of $35,000 which will be recognized over a remaining service period of 2 years.

13.         Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the Company issued warrants to investors and service providers to purchase common stock of the Company at a fixed exercise price and for a specified period of time.  The following table outlines the warrants outstanding as of September 30, 2009:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date

Share Exchange Consulting Warrants	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	1,131,667	$0.50	6/11/2013

	16,874,800

14.         Income Taxes

In June 2006, the FASB issued ASC 740, Income Taxes.  ASC 740 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

At September 30, 2009, Company’s management considered that the Company had no uncertain tax positions that affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the nine months ended September 30, 2009.

The Company is subject to a 5% business tax on the business income of our operating companies located in China.

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The income tax benefit for the three and nine month periods ended September 30, 2009 and 2008 results from changes in calculated deferred taxes, in particular liabilities associated with intangible assets. Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

15.         Reclassifications

Certain prior year information has been reclassified to be comparable with the current year presentation, principally due to the adoption of ASC 810, Consolidation.

16.         Recent Accounting Pronouncements

In July 2009, the FASB issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC).  The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance – authoritative and non-authoritative.  All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative.  All references to authoritative accounting literature in our financial statements are referenced in accordance with the Codification.  There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

In October 2009, the FASB issued amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments will establish a selling price hierarchy for determining the selling price of a deliverable.  The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  These amendments will expand disclosures related to vendor’s multiple-deliverable revenue arrangements.  These amendments will be effective for arrangements entered into after January 1, 2011.  We are currently evaluating the impact these amendments will have on our consolidated financial statements and disclosures.

17. Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, discount rates and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, changes in product and service offerings, or other circumstances indicate that the carrying amount may not be recoverable.

The Company continues to amortize its service agreement, publication rights, operating permits and customer relationships that have finite lives. Intangibles acquired in the AdNet acquisition will be amortized over the estimated useful lives of the assets acquired upon finalization of the valuation of such assets.

Estimated amortization expense of intangibles for the years ending December 31, 2009 through 2013 is as follows:

Year	Annual Amortization

2009 (three months)	$59,000
2010	235,000
2011	235,000
2012	235,000
2013	235,000

Note 18 – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of September 30, 2009 and 2008:

Warrants	16,874,800
Options	327,500

For each of the three months and none month periods ended September 30, 2009 and 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,202,300.

Note 19 – Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss attributable to shareholders	$(983,090)	$(546,831)	$(2,541,824)	$(487,964)
Other comprehensive income:
Foreign currency translation adjustments	6,407	29,831	28,128	478,096
Unrealized gain (loss) on available-for-sale securities	38,735	(1,564,000)	2,442	(1,394,000)

Comprehensive loss	$(937,948)	$(2,081,000)	$(2,511,254)	$(1,403,868)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our consolidated financial statements and related notes for the nine months ended September 30, 2009 contained in this Form 10-Q.  The following is also necessarily subject to, and we incorporate herein, the forward looking statements disclosure provided in the forepart to this Form 10-Q as well as Risk Factors discussed therein  as can be found in our Form 10-K/A for the year ended December 31, 2008, all of which should be considered. These forward looking statements are afforded the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview

We operate in the media segment, through our VIE subsidiaries in the PRC, a cable broadband business based in the Jinan region of China (“Jinan Broadband”) and a television programming guide publication business joint venture (“Shandong Media”) in the Shandong Province of China.  Accordingly, our principal activities are providing cable and wireless broadband and print based media and television programming guide services in the PRC.  In April 2009 we acquired an internet café content provider and advertising business in the PRC (AdNet Media) (See “Recent Developments” below).

Recent Developments

As described below, during the nine months ended September 30, 2009 we completed (i) a private financing of 5% Convertible Promissory Notes (the “Notes”) for gross proceeds of $304,902 (the “Note Offering”) and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate proceeds of $300,000 (the “Equity Financing”) and simultaneously entered into a waiver letter agreement with certain note-holders as more fully described below.  See “Private Financings” in this section below.   In April of 2007, we also completed our acquisition, through our wholly owned subsidiary, of AdNet Medeia Technologies(Beijing) Co., Ltd., a PRC based company providing advertising marketing to internet café users in the PRC.

Laketune

 China Broadband, Inc., through its wholly owned subsidiary, China Broadband, Ltd., entered into a non binding memorandum of understanding to acquire 51% of Laketune Technologies, a joint venture partnership company with the State Administration of Radio Film & Television (SARFT) entity WASU (Hangzhou Digital) in the People’s Republic of China (the “PRC”).  The completion of this joint venture is subject to a number of conditions.  In connection therewith, the Company distributed an information research sheet relating to the Company’s businesses and the broadband business in the PRC which generally contains certain research and information relating to the broadband business in the PRC (the “Information Sheet”).  A copy of this Information Sheet can be found in the Company’s Current Report on Form 8-K filed on June 26, 2009.

Completion of Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a AdNet Media Technologies (Beijing) Co., Ltd., a recently organized PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Ms. Priscilla Lu and Mr. Wang Yingqi nee Michael Wang).  As part of the acquisition, and, among other provisions, Ms. Priscilla Lu was appointed to the China Broadband board of directors.

AdNet holds an Internet Content Provider (“ICP”) license and is in the business of providing delivery of multimedia advertising content to internet cafés in China.  AdNet currently services over 39,000 cafés and is licensed to operate in 28 provinces in the PRC. AdNet maintains servers in five data centers located in the Chinese cities of Wuhan, Wenzhou, Yantai, Yunan, with a master distribution server in Tongshan.  Partnering with a local advertisement agency, AdNet provides a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games).

Results of Operations

China Broadband’s operating results reflect the operating results of our VIE subsidiary, Jinan Broadband, our Shandong Media joint venture and our recently acquired business of AdNet Media. Through WFOE, we acquired a 51% interest in Jinan Broadband effective April 1, 2007, a 50% interest in the Shandong Media joint venture effective July 1, 2008 and 100% interest in AdNet Media effective April 7, 2009.

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	September 30,	September 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$2,106,000	$1,881,000	$225,000	12%
Cost of revenue	1,541,000	949,000	592,000	62%
Gross profit	565,000	932,000	(367,000)	-39%

Selling, general and adminstrative expenses	800,000	582,000	218,000	37%
Professional fees	155,000	142,000	13,000	9%
Depreciation and amortization	854,000	769,000	85,000	11%

Loss from operations	(1,244,000)	(561,000)	(683,000)	122%

Interest & other income / (expense)
Interest income	1,000	16,000	(15,000)	-94%
Interest expense	(93,000)	(89,000)	(4,000)	4%
Gain on sale of securities	16,000	-	16,000	-
Other	(13,000)	-	(13,000)	-

Net loss before income tax	(1,333,000)	(634,000)	(699,000)	110%

Income tax benefit	15,000	6,000	9,000	150%

Net loss	(1,318,000)	(628,000)	(690,000)	110%

Net loss attributable to noncontrolling interests	(335,000)	(81,000)	(254,000)	314%

Net loss attributable to shareholders	$(983,000)	$(547,000)	$(436,000)	80%

	9 Months Ended		Amount	%
	September 30,	September 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$6,045,000	$3,937,000	$2,108,000	54%
Cost of revenue	3,818,000	1,845,000	1,973,000	107%
Gross profit	2,227,000	2,092,000	135,000	6%

Selling, general and adminstrative expenses	2,259,000	1,394,000	865,000	62%
Professional fees	454,000	447,000	7,000	2%
Depreciation and amortization	2,527,000	2,210,000	317,000	14%

Loss from operations	(3,013,000)	(1,959,000)	(1,054,000)	54%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	6,000	35,000	(29,000)	-83%
Interest expense	(270,000)	(257,000)	(13,000)	5%
(Loss) gain on sale of securities	(15,000)	17,000	(32,000)	-188%
Other	(13,000)	(13,000)	-	0%

Net loss before income tax	(3,305,000)	(876,000)	(2,429,000)	277%

Income tax benefit	44,000	19,000	25,000	132%

Net loss	(3,261,000)	(857,000)	(2,404,000)	281%

Net loss attributable to noncontrolling interests	(719,000)	(368,000)	(351,000)	95%

Net loss attributable to shareholders	$(2,542,000)	$(489,000)	$(2,053,000)	420%

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Our revenues are generated by our operating companies in the PRC.

Revenues for the three months ended September 30, 2009 totaled $2,106,000, as compared to $1,881,000 for the three months ended September 30, 2008, an increase in revenue of approximately $225,000, or 12%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,170,000, an increase of $9,000, or 1% as compared to revenues of $1,161,000 for the three months ended 2008.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues of $934,000, an increase of $214,000 or 30% as compared to revenues of $720,000 for the three months ended 2008.  The increase is primarily attributable to increases in advertising revenues.  (For a description of the Shandong Media joint venture, see “Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement”, below).

AdNet Media is an early stage company that started operations during the first quarter of 2009.  AdNet Media’s revenue is expected to consist primarily of advertising revenue and video service fees.  Advertising revenues will be generated from advertisers who participate in an ad platform developed by AdNet which is accessed through internet cafés.  Video service fees are expected to be generated from the internet café or agent who uses our online video services which includes movies, music, videos and games.  For the three months ended September 30, 2009, revenues totaled $2,000.  AdNet Media’s revenues were not included in our operating results during the third quarter of 2008 (For a description of the AdNet Media acquisition, see “Completion of Acquisition of AdNet”, above).

Gross Profit

Our gross profit for the three months ended September 30, 2009 was $565,000, as compared to $932,000 for the three months ended September 30, 2008.  The decrease in gross profit of approximately $367,000 or 39% is primarily comprised of $415,000 decrease from our Jinan Broadband operations offset by $52,000 increase from our Shandong Media operations.  The decrease in gross profit attributable to Jinan Broadband was primarily due to increases in cable network connection costs, telecom bandwith costs and charges associated with the write down of switches and other consumer related parts held in inventory.

Gross profit as a percentage of revenue was 27% for the three months ended September 30, 2009, as compared to 50% for the three months ended September 30, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2009 increased approximately $218,000 to $800,000, as compared to $582,000 for the three months ended September 30, 2008.  The increase is primarily attributable to the inclusion of our AdNet Media acquisition in April 2009 along with increased personnel and marketing expenses at our Shandong Media company.

Salaries and personnel costs are the major component of selling, general and administrative expenses.  For the three months ended September 30, 2009, salaries and personnel costs accounted for 60% of our selling, general and administrative expenses.  During the 2009 period, salaries and personnel costs totaled $459,000, an increase of $148,000 or 57% as compared to $311,000 for the 2008 period.  The increase in salaries and personnel costs is primarily attributable to the inclusion of our AdNet Media acquisition in April 2009 along with increased personnel costs at our Shandong Media company.

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

Depreciation and Amortization

	2009	2008
Depreciation	$772,000	$720,000
Amortization	82,000	49,000
Total	$854,000	$769,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.7 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $33,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest Expense

Interest expense of $93,000 for the three months ended September 30, 2009 relates to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009.  For the 2008 period, interest expense was $89,000.  Interest expense includes amortization of the original issued discount on the notes allocated to the warrants issued in the financing.

We expect our interest expense to increase due to additional convertible notes issued in June 2009 for approximately $305,000.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of September 30, 2009 approximates $305,000.  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of September 30, 2009 was $4,971,250.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended September 30, 2009, $304,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent, as compared to $69,000 during the third quarter of 2008.

50% of the operating profit and loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended September 30, 2009, $31,000 of our operating profit from Shandong Media was allocated to Shandong Newspaper, as compared to $12,000 of our operating loss during the third quarter of 2008.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended September 30, 2009 was $983,000 as compared to $547,000 for the 2008 period, an increase of $436,000, or 80%.

The following table breaks down the results of operations for the three months ended September 30, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes operations of our AdNet Media company as compared to no inclusion in 2008.

	3 Months Ended				3 Months Ended
	September 30, 2009				September 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$2,106,000		$-	$2,106,000	$1,881,000		$-	$1,881,000
Cost of revenue	1,541,000		-	1,541,000	949,000		-	949,000
Gross profit	565,000	27%	-	565,000	932,000	50%	-	932,000

Selling, general and adminstrative expenses	579,000	27%	221,000	800,000	381,000	20%	201,000	582,000
Professional fees	23,000	1%	132,000	155,000	9,000	0%	133,000	142,000
Depreciation and amortization	772,000	37%	82,000	854,000	720,000	38%	49,000	769,000

Loss from operations	(809,000)		(435,000)	(1,244,000)	(178,000)	-9%	(383,000)	(561,000)

Interest & other income / (expense)
Interest income	1,000		-	1,000	15,000		1,000	16,000
Interest expense	-		(93,000)	(93,000)	-		(89,000)	(89,000)
Gain on sale of securities	-		16,000	16,000	-		-	-
Other	(13,000)		-	(13,000)	-		-	-

Loss before income tax	(821,000)		(512,000)	(1,333,000)	(163,000)		(471,000)	(634,000)

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net loss	(821,000)		(497,000)	(1,318,000)	(163,000)		(465,000)	(628,000)

Net loss attributable to noncontrolling interest	(335,000)		-	(335,000)	(81,000)		-	(81,000)

Net loss attributable to shareholders	$(486,000)		$(497,000)	$(983,000)	$(82,000)		$(465,000)	$(547,000)

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues

Our revenues are generated by our operating companies in the PRC.  Our revenues for the nine months ended September 30, 2009 include revenues primarily from our Jinan Broadband and Shandong Media companies while the revenues for the nine months ended September 30, 2008 includes revenues from Jinan Broadband and from Shandong Media from July 1, 2008.

Revenues for the nine months ended September 30, 2009 totaled $6,045,000, as compared to $3,937,000 for the nine months ended September 30, 2008.  The increase in revenue of approximately $2,108,000, or 54% is primarily attributable to including a full nine months of revenues from our Shandong Media joint venture while the 2008 period includes only three months of operating results.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $3,393,000, an increase of $175,000, or 6% as compared to revenues of $3,218,000 for the nine months ended 2008. The increase is attributable to increases in our network leasing sales and value-added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the nine months ended September 30, 2009, revenues from the Shandong Media joint venture totaled $2,648,000.  By comparison, Shandong Media’s revenues of $719,000 for the nine months ended 2008 only include three months operating results.  (For a description of the Shandong Media joint venture, see “Shandong Media Joint Venture and Shandong Newspaper Cooperation Agreement”, below).

AdNet Media is an early stage company that started operations during the first quarter of 2009.  AdNet Media’s revenue is expected to consist primarily of advertising revenue and video service fees.  Advertising revenues will be generated from advertisers who participate in an ad platform developed by AdNet which is accessed through internet cafés.  Video service fees are expected to be generated from the internet café or agent who uses our online video services which includes movies, music, videos and games.  For the nine months ended September 30, 2009, revenues totaled $5,000.  AdNet Media’s revenues were not included in our operating results for the 2008 period.   (For a description of the AdNet Media acquisition, see “Completion of Acquisition of AdNet”, above).

Gross Profit

Our gross profit for the nine months ended September 30, 2009 was $2,227,000, as compared to $2,092,000 for the nine months ended September 30, 2008.  The increase in gross profit of approximately $135,000, or 6%, is primarily comprised of $513,000 decrease from our Jinan Broadband operations offset by $664,000 increase from a 9 month inclusion for 2009 compared to a 3 month inclusion for 2008 of our Shandong Media joint venture.  The decrease in gross profit attributable to Jinan Broadband was primarily due to increased costs of revenue, particularly costs of cable network connections costs, telecom bandwidth costs and charges associated with the write down of switches and other consumer related parts held in inventory.

Gross profit as a percentage of revenue was 37% for the nine months ended September 30, 2009, as compared to 53% for the nine months ended September 30, 2008.
.
Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2009 increased approximately $867,000 to $2,259,000, as compared to $1,392,000 for the nine months ended September 30, 2008.  The increase is primarily attributable to the inclusion of nine months for 2009 compared to three months for 2008 of our Shandong Media joint venture entered into in mid 2008 and the inclusion of our AdNet Media acquisition in April 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses.  For the nine months ended September 30, 2009, salaries and personnel costs accounted for 58% of our selling, general and administrative expenses.  During the 2009 period, salaries and personnel costs totaled $1,311,000, an increase of $507,000 or 63% as compared to $803,000 for 2008 period. The increase in salaries and personnel costs is primarily attributable to the inclusion of our Shandong Media joint venture entered into in mid 2008 and the inclusion of our AdNet Media acquisition in April 2009.

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

Depreciation and Amortization

	2009	2008
Depreciation	$2,281,000	$2,067,000
Amortization	246,000	143,000
Total	$2,527,000	$2,210,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.7 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $103,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest Expense

Interest expense of $270,000 for the nine months ending September 30, 2009 relates to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009.  For the 2008 period, interest expense was $257,000. Interest expense includes amortization of the original issued discount on the notes allocated to the warrants issued in the financing.

We expect our interest expense to increase due to additional convertible notes issued in June 2009 in the amount of approximately $305,000.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of September 30, 2009 was $4,971,250.  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of September 30, 2009 is approximately $305,000.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the nine months ended September 30, 2009, $670,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent, as compared to $356,000 during the 2008 period.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the nine months ended September 30, 2009, $49,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper as compared to $12,000 during the 2008 period which only included three months.  We consolidated the results of Shandong Media effective July 1, 2008.

Net Income (Loss) Attributable to Shareholders

Net loss attributable to shareholders for the nine months ended September 30, 2009 was $2,542,000, an increase of $2,053,000 as compared to the net loss attributable to shareholders of $489,000 for the 2008 period.  Operating results for 2008 included a one-time net gain recognition of $1,301,000 from a settlement agreement.

The following table breaks down the results of operations for the nine months ended September 30, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢
2009 includes nine months of operations from our Shandong Media company and six months of operations from our AdNet Media company as compared to 3 months of operations and no operations, respectively in 2008.

	9 Months Ended				9 Months Ended
	September 30, 2009				September 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$6,045,000		$-	$6,045,000	$3,937,000		$-	$3,937,000
Cost of revenue	3,817,000		-	3,817,000	1,845,000		-	1,845,000
Gross profit	2,228,000	37%	-	2,228,000	2,092,000	53%	-	2,092,000

Selling, general and adminstrative expenses	1,635,000	27%	624,000	2,259,000	779,000	20%	615,000	1,394,000
Professional fees	38,000	1%	416,000	454,000	12,000	0%	435,000	447,000
Depreciation and amortization	2,283,000	38%	245,000	2,528,000	2,068,000	53%	143,000	2,211,000

Loss from operations	(1,728,000)	-29%	(1,285,000)	(3,013,000)	(767,000)	-19%	(1,193,000)	(1,960,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	6,000		-	6,000	19,000		17,000	36,000
Interest expense	(1,000)		(269,000)	(270,000)	-		(256,000)	(256,000)
(Loss) gain on sale of securities	-		(15,000)	(15,000)	-		17,000	17,000
Other	(13,000)		-	(13,000)	(3,000)		(10,000)	(13,000)

Loss before income tax	(1,736,000)		(1,569,000)	(3,305,000)	(751,000)		(124,000)	(875,000)

Income tax benefit	-		44,000	44,000	-		19,000	19,000

Net loss	(1,736,000)		(1,525,000)	(3,261,000)	(751,000)		(105,000)	(856,000)

Net loss attributable to noncontrolling interest	(719,000)		-	(719,000)	(368,000)		-	(368,000)

Net loss attributable to shareholders	$(1,017,000)		$(1,525,000)	$(2,542,000)	$(383,000)		$(105,000)	$(488,000)

Liquidity and Capital Resources

As of September 30, 2009 we had $1,941,000 of cash on hand and a working capital deficit of $1,534,000.  As of September 30, 2009, we had total current liabilities of $5,592,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

Private Financings, June 2009

During the nine months ended September 30, 2009 we completed (i) a private financing of 5% Convertible Promissory Notes (the “Notes”) for gross proceeds of approximately $305,000 (the “Note Offering”) and (ii) a private financing of 2,000,000 shares of restricted Common Stock, par value $.001 of the Company (the “Common Stock”), at a purchase price of $.15 per share, for aggregate proceeds of $300,000 (the “Equity Financing”).

The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering or the Equity Financing.

Waiver Letters

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

The foregoing are summaries only of the Note Offering, Waiver Letters and Equity Financing which are filed as exhibits to our Current Report on Form 8-K,dated June 30, 2009, the provisions of which are incorporated herein.

Loan Receivable

The Company has a loan receivable for $280,000 as of September 30, 2009 from a related party, Music Magazine.  The loan is unsecured, interest free and has no fixed repayment terms.

Amounts due from Shareholders

Amounts due from shareholders include $91,000 from Shandong Broadcast & TV Weekly Press and $543,000 from Modern Movie & TV Biweekly Press as of September 30, 2009.  Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and the due date for repayment has been extended from June 30, 2009 to December 31, 2009.  During the period ended September 30, 2009 the company advanced approximately $553,000 to the shareholders.

Payable to Jinan Parent

During the nine months ended September 30, 2009, Jinan Broadband paid $2,643,000 to Jinan Parent.  The current balance due is $152,000.  The advance is unsecured, interest free and has no fixed repayment terms.

2008 Convertible Note Financing

On January 11, 2008 we entered into a subscription agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

Convertible Notes Interest

During the nine months ended September 30, 2009 the Company incurred $269,000 in interest expense related to the January 2008 and June 2009 financings.  Based on conversion values the Company issued 592,577 shares to the Note holders in lieu of cash of approximately $194,000 for interest accrued.

Cablecom Holding Shares

In April 2008 and in connection with a settlement agreement, we received 390,000 shares of Cablecom Holdings, Ltd. (the “Cablecom Holdings Shares”) from Mr. Clive Ng, the Chairman of our board of directors, pursuant to a settlement agreement by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd (“Cablecom Holdings”).  The value of the Cablecom Holdings shares has since declined substantially, and may continue to fluctuate and decline further.  During the nine months ended September 30, 2009, we sold 236,665 of the Cablecom Holdings shares for total net proceeds of $175,000 and recorded a net loss on the sales of approximately $15,000.  As of September 30, 2009, we hold 81,455 shares of Cablecom Holdings.  The fair value of the remaining 81,455 Cablecom shares at September 30, 2009 approximates $68,000.

Cash Flows

The following sets forth a summary of the Company’s cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Net cash provided by operating activities	$442,000	$664,000
Net cash used in investing activities	$(916,000)	$(1,469,000)
Net cash (used in) provided by financing activities	$(2,038,000)	$4,986,000
Effect of exchange rate changes on cash	$28,000	$478,000

Cash provided by operating activities for nine months ended 2009 and 2008 approximate $442,000 and $664,000, respectively.

Investing activities for the nine months ended September 30, 2009 and 2008 used cash of $916,000 and $1,469,000, respectively.  For 2009, this amount consisted of (i) cash acquired in our AdNet acquisition of $18,000 and (ii) proceeds of $174,000 from the sale of our Cablecom Holding Shares, offset by (i) $555,000 for additions to property and equipment and (ii) $553,000 loan to our Shandong Media shareholder.  For 2008 this amount consisted of additions to property and equipment in the amount of $1,567,000 and $242,000 loan to our Shandong Media shareholder partially offset by the proceeds from the sale of Cablecom Holding Shares in the amount of $340,000.

Financing activities for the nine months ended September 30, 2009 and 2008 (used) provided cash of $(2,038,000) and $4,986,000, respectively.  For 2009, the amount consisted of proceeds from the sale of equity securities of $300,000 and proceeds from the issuance of convertible notes of $305,000 offset by payment to Jinan Parent of $2,643,000.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $241,000.

Foreign Currency Translation

Our WOFE, Jinan Broadband subsidiary, Shandong Media joint venture and our AdNet Media acquisition are located in China.  All of their operations are conducted in the local currency of the Chinese Yuan, also known as Renminbi or RMB.  The favorable effect of exchange rates on cash between the Chinese Yuan and the United States dollar, provided cash of $28,000 and $478,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

We are required to make an additional payment pursuant to the Shandong Newspaper Cooperation Agreement.  In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $730,000 and US $2,900,000 (between 5 million RMB and 20 million RMB, respectively) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction.

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

Based on financial performance we will be required to make the additional minimum payment of 5 million RMB (approximately US $730,000).  The due date of the additional payment has been extended to December 31, 2009.

The Shandong Newspaper Cooperation Agreement resulted in the creation of a Variable Interest Entity (“VIE”) as defined under Financial Accounting Standards Board (“FASB”) ASC 810, Consolidation.  The intended result of the contractual arrangements is that, as of July 1, 2008 the economic risks and benefits of the Shandong Newspaper Business operations are being primarily borne by the Company.  The Company has contributed more capital to date and is required to make further capital contributions based upon performance targets.  The contractual arrangements in addition to the service agreements the Company has with the Shandong Newspaper parent companies, provide under the relevant principles of United States Generally Accepted Accounting Principles (“US GAAP”) for the consolidation of the results of operations of Shandong Newspaper, with 50% of the Shandong Newspaper net income included in the accompanying financial statements of the Company.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations beyond 12 months nor fund the required contribution to Shandong Newspaper without raising additional capital.  We presently do not have any available credit, bank financing or other external sources of liquidity.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Critical Accounting Policies and Assumptions

There have been no material changes to the Company’s Critical Accounting Policies filed in the Company’s 2008 Annual Report on Form 10-K/A.

Recent Accounting Pronouncements

Refer to Note 16 to the financial statements for updates on recent accounting pronouncements since the filing of our 2008 annual report on Form 10-K/A

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

Item 4T. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the period ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Other than increased risk of dilution as a result of the recent Note offering and Waiver Letters, and general market illiquidity resulting from the economic slowdown (as discussed above) there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 23, 2009.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)