Form 10-K
period 2009-12-31
CHINA BROADBAND INC
filed 2010-04-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-19644

CHINA BROADBAND, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Ninth Street, 3rd Floor
Boulder, Colorado 80302
(Address of principal executive offices)

(303) 449-7733
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $5,169,425. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 65,086,152 shares of the registrant’s common stock outstanding as of April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA BROADBAND, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products or services; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, and without limitation those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Broadband, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Broadband Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Publishing” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “AdNet” are to our wholly-owned subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “PRC” and “China” are to People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; and (xiii) “U.S. dollar,” “$” and “US$” are to United States dollars.

PART I

ITEM 1.	BUSINESS.

Business Overview
Through our Chinese operating subsidiaries, we operate in the media segment (1) a cable broadband business based in the Jinan region of China and (2) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.  We have also recently acquired and are developing to a limited extent, an internet café advertising and content provider business in China.

Through our subsidiary Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  This broadband business constitutes our flagship operations and accounted for 59% of our revenues in 2009.

We operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services, through Shandong Publishing, our joint venture company. Our publishing business accounted for 41% of our revenues in 2009.

Our subsidiary AdNet, which was acquired during the first half of 2009, holds an Internet Content Provider (“ICP”), license with rights to provide delivery of multimedia advertising content to internet cafés in the PRC.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.

As previously reported, management has opted to limit its expenses in respect with ANet’s business and has reduced AdNet’s full and part time staff, all of which were based in the PRC, from 20 persons to 2 full time employees.  Nonetheless, we are maintaining AdNet’s ICP and other licenses, servers and infrastructures, as well as all of its intellectual property, all of which we intend on using for both AdNet and, in connection with other businesses that we are contemplating acquiring or entering into, which would require similar technology and infrastructure.

Corporate History and Structure
General

China Broadband, Inc., a Nevada corporation and our parent holding company, was formed on October 22, 2004, pursuant to a reorganization of a California entity formed in 1988.   Prior to January 2007, we were a blank check shell company.  On January 23, 2007, we acquired Broadband Cayman which at the time was a party to the cooperation agreement with our PRC based WFOE, in a reverse acquisition transaction, resulting in a change of control of the Company, and simultaneously completed the first closing of an equity financing of common stock and warrants.

The Company maintains its US corporate office at 1900 Ninth Street, 3rd Floor, Boulder, Colorado 80302.  The Company’s website is www.chinabroadband.tv and phone number is: (303) 449-7733.  Our stock symbol is CBBD.OB.

Jinan Broadband Cooperation Agreement

In December 2006, through our WFOE, we entered into to a cooperation agreement, referred to herein as the Jinan Broadband Cooperation Agreement, with Jinan Guangdian Jiahe Digital Television Co., Ltd., or Jinan Parent, pursuant to which we acquired and currently own a 51% controlling interest in Jinan Broadband.  The Jinan Broadband Cooperation Agreement provides that Jinan Broadband’s operations and pre-tax revenues would be assigned to our WFOE for 20 years, effectively providing for an acquisition of the business.  In consideration for this 20 year business and management rights license, we paid approximately $2,572,000, including expenses in March 2007 and the remaining approximate $3.2 million (based on 23 million RMB) in March of 2008.  While this acquisition was completed in late March of 2007 with an effective transfer of assets date of April 1, 2007, we commenced certain operational oversight of this entity prior to such time.

Jinan Broadband also entered into an exclusive service agreement, referred to herein as  the Exclusive Service Agreement, with Jinan Radio and Television Network, the primary cable TV network in China, and Jinan Parent, pursuant to which the parties cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

Shandong Publishing Cooperation Agreement

On March 7, 2008, we entered into a cooperation agreement, or the Shandong Publishing Cooperation Agreement, with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  The Shandong Publishing Cooperation Agreement provides for, among other terms, the creation of a joint venture entity in the PRC, Shandong Publishing, that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press pursuant to exclusive licenses.

Under the terms of the Shandong Publishing Cooperation Agreement and related pledge and trust documents, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press contributed their entire businesses and transferred certain employees to Shandong Publishing in exchange for a 50% stake in Shandong Publishing, with the other 50% of Shandong Publishing to be owned by our WFOE in the PRC.  In exchange, we paid approximately $1.5 million (approximately 10 million RMB), which was contributed to Shandong Publishing as working and acquisition capital.  The results of the Shandong Publishing have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

Based on certain financial performance thresholds being satisfied we were required to make an additional payment of 5 million RMB (approximately $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong  noncontrolling interest account.  The due date of the additional payment has been extended to May 31, 2010.

As part of the transaction, and to facilitate our ownership and control over Shandong Publishing under PRC law, we loaned Shandong Publishing said funds pursuant to a loan agreement and equity option agreement, and a majority of the shares of Shandong Publishing are held on our behalf by Pu Yue, our CFO, as trustee on behalf of the Company pursuant to a pledge agreement and trustee agreement.

In addition, Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with Shandong Publishing which requires that Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press shall appoint Shandong Publishing as their exclusive advertising agent and provider of technical and management support for a fee.

Acquisition of AdNet
On April 7, 2009, we acquired AdNet, a development stage company, whose primary business was, until December 2009 as discussed above, the delivery of multimedia advertising content to internet cafés  in the PRC.   Pursuant to the terms of this acquisition, we issued 11,254,898 shares of our Common Stock to AdNet’s shareholders in exchange for 100% of AdNet’s equity ownership and $100,000 paid to us.  As part of the terms of this acquisition, and to facilitate our ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a loan agreement and equity option agreement, and all of the shares of AdNet are held by a trustee appointed by the Company to act as directed by the Company.  We have since reduced expenditures and staff in the AdNet business but maintain and intend on utilizing and commercializing AdNet’s IP, servers and various licenses it owns in the PRC that authorize it to operate in over 28 provinces and over 2,000 internet cafés.

Corporate Structure

The following chart depicts our corporate structure as of the date of this report:

Pursuant to the Jinan Broadband Cooperation Agreement and Shandong Publishing Cooperation Agreement, respectively, our WFOE owns 51% of Jinan Broadband and 50% of Shandong Publishing and controls both entities.  Jinan Broadband’s other 49% owners are Jinan Parent and certain of its affiliates.   Shandong  Publishing’s other  50% owners are Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.

The shares of Shandong Publishing issued to our WFOE and of AdNet issued to Broadband Cayman are held in trust pursuant to loan and pledge agreements securing loans made to facilitate such acquisitions, and transferring full control over such entities.

Our Broadband Business

Jinan Parent, the entity that sold its cable broadband business to us, is an emerging cable consolidator and operator in China’s cable broadband market.   Jinan Broadband, which is 49% owned by Jinan Parent and 51% owned by our WFOE, is operated in accordance with the Jinan Broadband Cooperation Agreement and one or more operating agreements, including the Exclusive Service Agreement.  Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and Exclusive Service Agreement with Jinan Radio & Television Network, the only cable TV operator in Jinan.  Pursuant to the Exclusive Service Agreement, the parties cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

Currently, the only broadband services available in the Jinan region are through cable and high speed internet lines, as satellite internet cable connections are not currently available in Jinan, China.  We believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Jinan Radio and Television Network Centers, or Jinan Center.  Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable.  (See www.jinan.gov.cn).  The broadband internet business in China has limited competition, since we were granted an exclusive license and right to do so via cable in the Jinan region.

Our Publishing Business

Our publishing business includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services.  The Shandong Publishing Cooperation Agreement also provides that these businesses will be operated primarily by employees contracted to Shandong Publishing through secondment by Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.

In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Publishing has:

•	a combined subscription basis of approximately 250,000 subscribers;

•	five publishing assets focused on different readership segments;

•	retail and subscription incomes accounting for more than 75% of total revenue, indicating great growth potential for advertising revenue; and

•	unique publishing titles and exclusive copyrights.

Following is a description of some of our publications:

•
Shandong Broadcast and TV Weekly (Newspaper). Established in 1954, Shandong Broadcast & TV Weekly is a provincial TV programming guide & general entertainment newspaper.  Published on weekly basis, it has maintained 90,000 average copies in circulation per week.   Target readership of Shandong Broadcast & TV Weekly consists primarily of middle-age to senior readers in the Shandong region.

•
TV Weekly Magazine.  TV Weekly Magazine is a national PRC magazine title, ranked among China’s top 5 TV Guide & general entertainment magazines.  Published on a weekly basis, this magazine’s average circulation is 40,000 copies in the Shandong region.  The unique national publishing title encourages TV Weekly to expand it’s target market to neighboring regions in northern China.

•
Modern Movie Times Magazine (Bi-Weekly).  Modern Movie Time Magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station.  Ranked among the top 100 magazine for 5 consecutive years in China, it’s among the most popular magazine in northern China.  Modern Movie Times Magazine reached 125,000 copies in circulation on bi-weekly basis in year 2009.

•
Music Review and Korea Drama (monthly). These are two smaller publications that were acquired in 2009.  Circulation in each of these magazines is small.  They are currently distributed in larger cities.  We feel that there is good growth potential for both publications as we integrate them into our distribution and content channels.

 Our Advertising Business

Our subsidiary AdNet, which was acquired during the first half of 2009, holds an Internet Content Provider (“ICP”) license with rights to provide delivery of multimedia advertising content to internet cafés in the PRC.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.

As previously reported and as we have seen limited growth in this business, management has opted to limit its expenses in respect of AdNet’s business and has reduced AdNet’s full and part time staff, all of which were based in the PRC, from 20 persons to 2 full time employees. Nonetheless, we will continue to maintain AdNet’s ICP and other licenses, servers and infrastructure, as well as all of its intellectual property, all of which we intend on using both for AdNet and, in connection with other businesses that we contemplate acquiring or entering into, which would require similar technology and infrastructure.  Management believes that, by partnering with a local advertising agency, AdNet could potentially provide a network for tens of thousands of daily video advertisement insertions to entertainment content traffic (movies, music, video, and games) which the various divisions of the Company could tap into.

Our Industry

Until 2005, there were over 2,000 independent cable operators in the PRC.  While PRC’s State Administration of Radio, Film, and Television, or SARFT, has advocated for national consolidation of cable networks, the consolidation has primarily occurred at the provincial level.  The 30 provinces are highly variable in their consolidation efforts and processes.  Many cable operators in China, on a stand-alone basis, may lack the economies of scale to systematically introduce value-added services that can significantly upgrade ARPU.

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

Our Competition

Jinan Broadband

We believe that local telecom carriers that offer non-cable internet services, such as DSL, represent our primary broadband internet segment competition in the PRC.  An example is China Netcom, a telecom carrier in the Shandong province of China.  Many of our competitors also have resources and capital resources that exceed our own.

Local telecom carriers are actively marketing broadband services on national, provincial, as well as local levels in China.  Telecom carriers own “last mile access” to urban households in the form of fixed phone lines.  We believe, however,  that cable operators have a competitive advantage by owning last mile connections in the form of cable lines that have a larger bandwidth relative to phone lines.  In urban areas that we target, a large number of households have both fixed phone line and cable television access.  Many of these homes currently have telecom based internet access.

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

Shandong Publishing

There are approximately 17 entertainment newspapers and numerous entertainment magazines in Shandong province and throughout China.  Competition in this sector is very strong.  Management hopes to gain a competitive advantage and additional revenue by focusing on advertising by leveraging our advertising business.  We will also attempt to deliver publication content electronically through our broadband division.

Our Growth Strategy

We intend to implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•
Focus on Shandong Region. The Shandong province has a population of approximately 92 million people with the second highest gross domestic product, or GDP, ranking in China. The Shandong province is served by 17 municipal cable television operators, including Jinan Parent, the cable operator and affiliate of Jinan Broadband.  Jinan, with a population of 5.9 million, is the capital city of the Shandong Province.  The Shandong Newspaper division is also located in Jinan in the Shandong Province.  Currently, its primary distribution is in the Shandong province with approximately 250,000 subscribers.  We continue to believe that the Shandong regional market provides a potential opportunity for expanding our current and future media services.  We intend to develop and evolve our market strategy on an ongoing basis based on our results in the Shandong region.

•
Bundle with Direct TV Rollout. We believe that Chinese cable companies are exerting efforts to digitalize cable networks which we believe will increase the use and availability of digital set-top-boxes, STBs, in the Shandong province.   By 2015, SARFT intends for the entire country to deploy digital cable television and cease providing analog television transmission services.  This will require the conversion of current “analog” cable customers into “digital” or pay television cable subscribers.  Analog cable customers currently pay on average $1.50 per month for cable television service.  Digital cable customers with STBs are projected to pay $3.50 per month, as a basic fee.   We hope to capitalize on the digitalization campaign initiated by SARFT by bundling cable broadband services in the digital STB rollout campaign.  One  marketing strategy that we intend to employ is to bundle cable broadband service offerings within the digitalization campaign in the Jinan area.  The terms of our exclusive service agreement with Jinan Parent and Jinan Center provide that they will provide us the first right to market and sell STB bundled services when it is rolled out by them in the Jinan region.  In order to push for digitalization, the cable operators in Shandong are subsidizing STBs to offer them for free to selected high-end cable television customers.  In new territories that do not already have cable, we may also be required to subsidize STBs.  Jinan Parent provides subsidies to plug-in cable broadband features on to the current STB platform.  Our success will be dependent, in part, on our ability to work with Jinan Parent and Jinan Center to distribute such STBs to selected cable television customers located in more affluent communities.  While the cable broadband feature is offered as optional to digital STBs users, with careful choice of deployment targets, we plan to attempt to convert digital cable television subscribers to cable broadband customers.

•
Deployment of Value-added Services. To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.  Value-added services  will become a focus of revenue generation for our company. No assurance can be made that we will add other value-added services, or if added, that they will succeed.

Our Customers

As of December 31, 2009, Jinan Broadband had approximately 58,000 cable internet subscribers.  Shandong Publishing had, in aggregate amongst its various titles, a reader base of approximately 250,000 persons.

All of our customers are in the PRC.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements, and other than our right to own and operate Jinan Broadband, we do not currently own any trademarks.   We intend to apply for trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Our Employees

As of December 31, 2009, we employed a total of 199 full-time employees, with 191 employees after our reduction of AdNet staff through February of 2010. The following table sets forth the number of our employees by function at December 31, 2009.

Function	Number of Employees
Sales and Marketing	50
Technical	84
Research and Development	15
Financial	15
Administrative	35
TOTAL	199

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit.  In addition, we are required by the PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC laws.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Regulation

General Regulation of Businesses

Our PRC based operating subsidiaries are regulated by the national and local laws of the PRC. The radio and television broadcasting industries and news print media are highly regulated in China.  Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets.  SARFT regulates the radio and television broadcasting industry.  In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next.  The SARFT interest group controls broadcasting assets and broadcasting contents in China.

The Ministry of Information Industry, or MII, plays a similar role to SARFT in the telecom industry.  As China’s telecom industry is much more deregulated than the broadcasting industry.  While China’s telecom industry has substantial financial backing, SARFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

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

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China, or MOFCOM, and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband.  Additionally, foreign ownership of business and assets in China is not permitted without specific government approval.  For this reason, we acquired only 51% of Jinan Broadband, with the remaining 49% owned by Jinan Parent and its affiliates.  Similarly, Shandong Publishing was acquired through WFOE which owns 50% of the joint venture with the remaining 50% owned by Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  AdNet was acquired under a trustee relationship.  We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries.

Licenses and Permits

Jinan Broadband

Through Jinan Broadband’s Cooperation Agreement with Jinan Parent and Jinan Center, we enjoy the benefits of licenses that Jinan Parent holds that allow us to roll out cable broadband services as well as to provide value-added services of radio and TV content in Shandong province, including:

Description	License/Permit
Internet Multi-media Content Transmission	License No. 1502005
Radio & Television Program Transmission & Operation Business	Permit Shandong No. 1552013
Radio & TV Program Production & Operation License	Shandong No. 46
PR China Value-added Telecom Service License	Shandong No. B2-20050002
PR China Value-added Telecom Service License	Shandong B2-20051013

Shandong Publishing

Shandong Publishing holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication No: CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu Nor:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

AdNet

AdNet, holds an ICP license issued by the Ministry of Commerce of the PRC.  AdNet, among other things, is authorized to operate and provide content and advertising throughout the PRC in internet Cafés.

Taxation

For detailed discussion of PRC tax regulations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Taxation – China.”

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign invested enterprises, or FIEs, established in the PRC may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by FIEs outside of China are also subject to limitations, which include approvals by MOFCOM, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

ITEM 1A.	RISK FACTORS.

An investment in any of the company’s securities is necessarily highly speculative in nature, involves a high degree of risk and illiquidity and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any securities of the Company, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries.  If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are in need of financing and dependent upon our ability to raise additional capital to complete our acquisition strategy.  Any new financing is likely to be highly dilutive to existing shareholders.

We are dependent upon our ability to raise capital to complete our business plan.  We do not have any financial commitments and, given the recent trading history of our stock price, any offering will necessarily be extremely dilutive to our shareholders.  Our ability to raise capital would be greatly hindered if we are not able to remain current with our SEC reporting obligations.  Remaining current will depend in part, on our ability to prepare and consolidate our financial statements with those of our Chinese subsidiaries.  If we do not raise capital, or if we are delisted from the OTC Bulletin Board, our business will be adversely affected.

In addition, our existing notes and warrants have anti-dilution provisions which, if triggered, would result in substantial additional shares issuable thereunder, thereby diluting further the existing shareholders.

Finally, as we were once a shell company, if we become delinquent in our filings, in addition to other liabilities, our existing restricted shareholders or noteholders will not be able to re-sell securities, subjecting the company to liabilities and making it unlikely that noteholders will convert their notes or that warrant holders will exercise their warrants.

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of April 15, 2010 on our consolidated financial statements for the year ended December 31, 2009, indicating that there is substantial doubt regarding our ability to continue as a going concern.  The financial statements included elsewhere in this Report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any potential increased demand for our services and possibly hurting our future operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the services that we offer, and by the introduction of new goods or services.  Growth in our businesses may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all.  If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We do not own Jinan Parent or Jinan Center which are the minority co-owners of our broadband business, or Shandong Broadcast & TV Weekly Press, which is the co-owner of our publishing business, and, if they or their ultimate shareholders or control persons violate our contractual arrangements with them, our business could be disrupted, our reputation may be harmed and we will have only limited rights and ability to enforce our rights against these parties.

The vast bulk of our operations are currently dependent upon our contractual relationships with Jinan Center and Jinan Parent with respect to our broadband business and Shandong Broadcast & TV Weekly Press with respect to our publishing business, as described in our Business section above.  The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties.  Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided.  Others contain price and payment terms that are subject to monthly adjustment.  These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms.  It may be difficult for us to obtain remedies or damages from these companies or their ultimate shareholders in the PRC for breaching our agreements. Because we rely significantly on these companies for our business, the realization of any of these risks may disrupt our operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the company.   The Jinan Broadband Cooperation Agreement that enables us to own and operate our broadband business, and the exclusive service agreement in which the parties will cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses, is for a term of 10 years and 20 years, respectively.  The contracts commenced December 2006.  Our ownership interests in Shandong Publishing is subject to similar limitations.  If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not expand, and our operating expenses may increase.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our existing key employees, in particular, Marc Urbach, Clive Ng and Pu Yue.  Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team.  While we have retained an accounting firm to assist us on consolidation of financial statements for our PRC businesses, we do not have a full time internal Chief Financial Officer for the consolidated companies. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees.  While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our cable broadband business.  In addition, severe capital constraints have limited our ability to attract specialized personnel.  Moreover, our budget limitations will restrict our ability to hire qualified personnel.  The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Our officers and directors may allocate their time to other businesses, and are or may be affiliated with entities that may cause conflicts of interest. In particular, our principal shareholder and Chairman is subject to potentially conflicting duties to another company he established to pursue business opportunities in the PRC.

Messrs. Ng and Yue and Dr. Lu, and certain of our other officers (and all of our directors) have the ability to allocate their time to other businesses and activities, thereby causing possible conflicts of interest in their determination as to how much time to devote to the affairs of our Company.

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

We can not assure you that any conflicts will be resolved in our favor.  These possible conflicts may inhibit the activities of such officers and directors in seeking acquisition candidates to expand the geographic reach of the Company or broaden its service offerings.  For a complete description of our management’s other affiliations, see Item 10, “Directors, Executive Officers and Corporate Governance.’’ In any event, it cannot be predicted with any degree of certainty as to whether or not Mr. Ng, Mr. Pu or Dr. Lu or our other officers or directors will have a conflict of interest with respect to a particular transaction as such determination would be dependent upon the specific facts and circumstances surrounding such transaction at the time.

In 2008, Mr. Ng, our Chairman, entered into a settlement agreement with us and China Cablecom Holdings, Ltd., or China Cablecom, another company which he organized to pursue cable opportunities in the PRC, and certain of its affiliated entities, to avoid possible claims that might be brought by us against him for activities in forming China Cablecom.  Mr. Yue has entered into a similar agreement with us and China Cablecom.

In particular, notwithstanding the terms of the settlement and the amendment to Mr. Ng’s employment agreement with us, Mr. Ng’s continuing relationship with China Cablecom or other entities could lead to future claims of violation of his duties in the event future acquisitions in the PRC are offered to China Cablecom rather than to us, notwithstanding the express terms of the revised employment agreement and provisions of the settlement agreement.  Accordingly, Mr. Ng’s revised employment agreement with us contains an express provision permitting Mr. Ng to resign from all positions with the Company in the event an acquisition arises that involves our business, which is how Mr. Ng currently intends to handle opportunities in the future that could create a situation similar to that which led to the settlement agreement.

The settlement agreement contains a provision recognizing that the provision of integrated cable television services in the PRC and related activities of China Cablecom do not conflict with our business.  However, notwithstanding the terms of the settlement agreement and the amendment to Mr. Ng’s employment agreement with us, Mr. Ng’s or Mr. Yue’s continuing relationship with China Cablecom could lead to future claims of violation of his duties either entity in the event future acquisitions in the PRC are offered to us rather than to China Cablecom, notwithstanding his current intention to resign in such circumstances.

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

We rely on affiliates of Jinan Parent to provide us with bandwidth and server custody service for Internet users.  If Jinan Parent or their affiliates fail to provide such services or raise prices for their services, we may not be able to find a reliable and cost-effective substitute provider on a timely basis or at all. If this happens, our business could be materially curtailed

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls.  Under current law, we are subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2010, assuming our filing status remains as a smaller reporting company.  A report of our management is included under Item 9A(T) of this Annual Report on Form 10-K.

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

We are constantly striving to establish and improve our business management and internal control over financial reporting to forecast, budget and allocate our funds.  However, as a PRC company that has recently become a US public company , we face difficulties in hiring and retaining a sufficient number of qualified employees to achieve and maintain an effective system of internal control over financial reporting in a short period of time.

In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, UHY LLP (“UHY”) of certain deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and UHY, we concluded that the Company had not properly adopted FASB ASC Topic 815-40 (“Derivatives and Hedging: Contracts in Entity’s Own Equity”) (“ASC 815”) and as a result had not reclassified warrants from equity to liabilities as of January 1, 2009.  As a result of the change in accounting, the Company recognized a $512,000 charge for the year ended December 31, 2009.

As a result of the material weakness in our internal controls and the ineffectiveness of our disclosure controls and procedures described above, current and potential stockholders could lose confidence in our financial reporting, which would harm or business and the trading price of our stock.

Because of the above-referenced deficiencies and weaknesses in our disclosure controls and procedures and procedures and internal control over financial reporting, we may be unable to comply with Sarbanes-Oxley Act’s internal controls requirements, and therefore may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.  As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and make sales in China, which may experience corruption.  Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees.  Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;
•	International trade restrictions; and
•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Increased government regulation of the telecommunications and Internet industries in China may result in the Chinese government requiring us to obtain additional licenses or other governmental approvals to conduct our business which, if unattainable, may restrict our operations.

The telecommunications industry is highly regulated by the Chinese government, the main relevant government authority being the MII. Prior to China’s entry into the World Trade Organization, the Chinese government generally prohibited foreign investors from taking any equity ownership in or operating any telecommunications business.  ICP services are classified as telecommunications value-added services and therefore fall within the scope of this prohibition. This prohibition was partially lifted following China’s entry into the World Trade Organization, allowing foreign investors to own interests in Chinese businesses. In addition, foreign and foreign invested enterprises are currently not able to apply for the required licenses for operating cable broadband services in China.

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

We rely exclusively on contractual arrangements with Jinan Parent and its approvals to operate as an ICP. We believe that our present operations are structured to comply with applicable Chinese law. However, many Chinese regulations are subject to extensive interpretive powers of governmental agencies and commissions. We cannot be certain that the Chinese government will not take action to prohibit or restrict our business activities. We are uncertain as to whether the Chinese government will reclassify our business as a media or retail company, due to our acceptance of fees for Internet advertising, online games and wireless value-added and other services as sources of revenues, or as a result of our current corporate structure. Such reclassification could subject us to penalties, fines or significant restrictions on our business. Future changes in Chinese government policies affecting the provision of information services, including the provision of online services, Internet access, e-commerce services and online advertising, may impose additional regulatory requirements on us or our service providers or otherwise harm our business.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation within China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

All of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006.  This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction and in some situations, require approval of the MOFCOM when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires MOFCOM anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

We are primarily a service provider. A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We have a significant amount of convertible debt and warrants outstanding, all of which have anti dilution provisions.  If the notes are converted or warrants exercised, or if the conversion prices are adjusted downward as a result of a stock issuance at our current market rates, you will suffer immediate and substantial dilution to your common stock.

Currently the following securities with anti-dilution provisions are outstanding:

•	$5,276,103 principle amount of convertible debt, convertible at $.20 and $.25 per share into 25,980,515 shares of common stock,
•	6,628,333 Common Stock Purchase Warrants exercisable at $0.60 per share,
•	1,131,667 Common Stock Purchase Warrants execrable at $0.50 per share, issued to Chardan Capital.

In addition, it is not likely that we will be able to raise convertible debt or equity financing without issuing shares at or below market rates, which, in addition to obvious dilution to existing shareholders, would reduce the conversion and exercise prices of the above securities causing further dilution to shareholders.  While our existing noteholders and warrant holders have waived certain portions of their anti dilution provisions for this past years’ financing of notes and warrants, no assurance can be made that they will do so in the future.

Moreover, anti-dilution provisions in warrants have an additional adverse effect on the Company in that we would be required to reflect the value of such warrants as a potential liability to the Company.  No assurance can be made, therefore, that we will be able to raise capital, or, if we do, that the same will not have a material adverse effect on our capitalization or to our balance sheet.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons.  Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price.  This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business.  If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline.  If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies.  These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Mr. Clive Ng, our Chairman, is the beneficial owner of approximately 38% of our outstanding voting securities. As a result, he possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our articles of incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our articles of incorporation and bylaws contain certain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous.  These provisions:

•
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Since the completion of our reverse acquisition of Broadband Cayman, our principal executive offices in the United States has been and continues to be located at 1900 Ninth Street, 3rd Floor Boulder, Colorado 80302, under a lease with Maxim Financial Corporation, a consultant to the Company. This space was occupied previously by Broadband Cayman since its inception in mid 2006. This lease is for 1,000 square feet of office space and shared administrative services. The monthly lease rate is $2,000 per month. This lease may be terminated for any reason by Maxim Financial Corporation on 30 days notice.

Pursuant to our consulting agreement with it, Maxim Financial Corporation has waived its past fees owed by Broadband Cayman since July of 2006 and all future rental fees of the Company through December 31, 2007. In addition, Maxim Financial Corporation has agreed to defer all monthly rental payments beginning January 2008 until our next capital raise subsequent to January 2008.   We did not pay any rent to Maxim Financial Corporation in 2008 or 2009, but have accrued $48,000 related to this agreement.

The principal address of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255.  We paid approximately $81,000 for rent at its facilities in Jinan in 2009.

The principal address of Shandong Publishing is Qing Nian Dong Lu No. 26, Lixia District, Jinan City.  We paid approximately $66,000 for rent in 2009.

The principal address of AdNet Media was Room 280, Suyuan Office Building, Friendship Hotel, No.1 South Street, Zhongguancum, Beijing, China. We paid approximately $32,000 for rent in 2009.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CBBD” on the OTC Bulletin Board.   Trading of our common stock is sometimes limited and sporadic.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$0.24	$0.02
2nd Quarter	0.25	0.10
3rd Quarter	0.20	0.15
4th Quarter	0.25	0.05

Year Ended December 31, 2008
1st Quarter	$0.02	$0.02
2nd Quarter	0.10	0.10
3rd Quarter	0.50	0.50
4th Quarter	1.15	0.51

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 15, 2010, there were approximately 313 holders of record of our common stock.  This number excludes the shares of our common stock beneficially owned by stockholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividends

We have never declared or paid a cash dividend.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to declare and pay dividends is dependant on our ability to declare dividends and profits in our PRC subsidiaries.  PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to our parent which, in addition to restricting our cash flow, limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We operate in the media segment through our Chinese VIE operating subsidiaries, (1) a cable broadband business based in the Jinan region of China and (2) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.  In addition, AdNet holds a business license to operate in 28 provinces and provide internet content advertising in cafés in the PRC.

Through our subsidiary Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services.

We operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services, through Shandong Publishing, our joint venture company. Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.

Our subsidiary AdNet, which was acquired during the first half of 2009, holds an Internet Content Provider (“ICP”) license with rights to provide delivery of multimedia advertising content to internet cafés in the PRC.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.

As previously reported, management has opted to limit its expenses in respect of AdNet’s business and has reduced  AdNet’s full and part time staff, all of which were based in the PRC, were reduced from 20 persons to 2 full time employees. Nonetheless, we are maintaining AdNet’s ICP and other licenses, servers and infrastructure, as well as all of its intellectual property, all of which we intend on using both for AdNet and, in connection with other businesses that we contemplate acquiring or entering into, which would require similar technology and infrastructure.

Recent Developments

On March 9, 2010, China Broadband Cayman entered into a note purchase agreement and a non-binding Letter of Intent, or the LOI with Sinotop Group Ltd., a Hong Kong corporation, or Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”,  Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a  party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers.

The LOI summarizes the proposed terms of the acquisition by CB Cayman of 100% of the outstanding capital stock of Sinotop Hong Kong from its sole stockholder in consideration for a percentage of China Broadband to be determined in the definitive agreement.  Among other customary closing conditions, the acquisition is contingent upon the (1) the drafting and negotiation of definitive agreements that cover the matters discussed in the LOI, (2) the funding of the Note (as defined below), which has already occurred, (3) the contribution by CB Cayman of at least US$5,000,000 to the capital of Sinotop Hong Kong (or the purchase by CB Cayman of newly issued shares of Sinotop Hong Kong in consideration for the same amount), and (4) the absence of any debts, obligations or encumbrances on the equity or assets of Sinotop Hong Kong and the WFOE other than the Note and the VIE Contracts.  The LOI contains a binding exclusivity provision that prohibits Sinotop Hong Kong and Sinotop Hong Kong’s sole stockholder from soliciting, initiating, entertaining, participating in any discussions or negotiations concerning, or making or accepting any offer or proposed transaction with any third party with regard to, any of the transactions contemplated by the LOI or any similar transaction.    This transaction has not been consummated yet and we are dependent on our ability to raise capital in order to complete this transaction.

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of CB Cayman’s loan to Sinotop Hong Kong under the Note in the amount of US$580,000 as contemplated by the LOI.

The Note accrues interest at a simple annual rate of 5% and is due on the date, or the Maturity Date  that is the earlier of the fifth anniversary of the date of issuance of the Note or the day following a change of control (as described in the Note).  The outstanding principal amount of the Note along with all accrued interest is convertible into common shares of Sinotop Hong Kong upon the occurrence of (1) Sinotop Hong Kong consummating a financing transaction, or Financing, resulting in aggregate gross proceeds of at least $1 million, in which case the Note would automatically be converted into ordinary shares of Sinotop Hong Kong at a price equal to 70% of the price per share paid by investors in such Financing, or (2) a change of control of Sinotop Hong Kong (as described in the Note), in which case the Note would automatically be converted into ordinary shares that represent 50% of the issued and outstanding capital stock of Sinotop Hong Kong.  The outstanding principal amount of the Note and all accrued interest thereon may also be converted at the option of CB Cayman at any time after the Maturity Date or an event of default into ordinary shares of Sinotop Hong Kong representing 50% of the issued and outstanding voting capital stock of Sinotop Hong Kong.  The Note may not be prepaid prior to the Maturity Date without the consent of the holder of the Note.  The Note contains customary events of default.

2009 Financial Performance Highlights

The following are some financial highlights for the 2009 fiscal year:

•	Revenue: Revenue increased $2,081,000 or 33%, to $8,443,000 for the year ended December 31, 2009 from $6,362,000 last year.

•	Gross Margin: Gross margin was 33% for the year ended December 31, 2009, as compared to 41% last year.

•	Net Loss: Net loss attributable to shareholders increased $2,086,000, or 62%, to $5,440,000 for the year ended December 31, 2009, from $3,354,000 last year.

•	Fully diluted loss per share: Fully diluted loss per share was $(.09) for the year ended December 31, 2009, as compared to $(.07) last year.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy. We operate in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

•
PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit.

•
Deployment of Value-added Services. To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.  Value-added services, including but not limited to the synergies created by the additions of our new assets, will become a focus of revenue generation for our company. AdNet’s management team has experience with value added services for media companies and will focus on this area for both existing broadband assets. No assurance can be made that we will add other value-added services, or if added, that they will succeed.

Taxation

United States

China Broadband, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Broadband, Inc. had no income taxable in the United States.

Cayman Islands

Broadband Cayman was incorporated in the Cayman Islands. Under the current law of the Cayman Islands, Broadband Cayman is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

China

Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.  For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended		Amount	%
	December 31,	December 31,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$8,443,000	$6,362,000	$2,081,000	33%
Cost of revenue	5,661,000	3,741,000	1,920,000	51%
Gross profit	2,782,000	2,621,000	161,000	6%

Selling, general and adminstrative expenses	3,228,000	1,923,000	1,305,000	68%
Professional fees	641,000	619,000	22,000	4%
Depreciation and amortization	3,564,000	3,037,000	527,000	17%

Loss from operations	(4,651,000)	(2,958,000)	(1,693,000)	57%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	8,000	43,000	(35,000)	-81%
Interest expense	(363,000)	(346,000)	(17,000)	5%
Change in fair value of derivative liabilities	(512,000)	-	(512,000)	-
Loss on sale and write-down of securities	(15,000)	(1,900,000)	1,885,000	-99%
Goodwill impairment	(1,239,000)	-	(1,239,000)	-
Other	(13,000)	(10,000)	(3,000)	-34%

Loss before income taxes and non-controlling interests	(6,785,000)	(3,870,000)	(2,915,000)	75%

Income tax benefit (expense)	243,000	(94,000)	337,000	-359%

Net loss, net of tax	(6,542,000)	(3,964,000)	(2,578,000)	65%

Plus: Net loss attributable to noncontrolling interests	1,102,000	610,000	492,000	81%

Net loss attributable to China Broadband shareholders	$(5,440,000)	$(3,354,000)	$(2,086,000)	62%

Revenues

Our revenues are generated by our operating companies in the PRC.  Our revenues in the year ended December 31, 2009 include revenues primarily from our Jinan Broadband and Shandong Media companies for a full year while the revenues for the year ended 2008 include revenues for a full year from Jinan Broadband, but only 6 months revenue from Shandong Media.

Revenues for the year ended 2009 totaled $8,443,000, as compared to $6,362,000 for 2008.  The increase in revenue of approximately $2,081,000, or 33%, is primarily attributable to including a full year of revenues from our Shandong Media joint venture while the 2008 period includes only 6 months of operating results.

For the year ended 2009, Jinan Broadband’s revenue consisted  primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $4,993,000, an increase of $275,000, or 5%, as compared to revenues of $4,718,000 for 2008. The increase is attributable to increases in our internet income and network leasing.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the year ended 2009, revenues from the Shandong Media joint venture totaled $3,443,000. By comparison, Shandong Media’s revenues of $1,644,000 for the year ended 2008 only include six months operating results.

AdNet Media’s revenue totaled $7,000 for the year ended 2009 and accounted for sales since acquisition in April 2009.

Gross Profit

Our gross profit in the year ended December 31, 2009 was $2,782,000, as compared to $2,621,000 for 2008.  The increase in gross profit of approximately $161,000, or 6%, is primarily due to $473,000 decrease from our Jinan Broadband operations offset by $655,000 increase from a 12 month inclusion for 2009 compared to 6 months for 2008 of our Shandong Media joint venture.  The decrease in gross profit attributable to Jinan Broadband was primarily due to charges associated with the write down of obsolete and damagedswitches and other consumer related parts held in inventory.

Gross profit as a percentage of revenue was 33% for the year ended 2009, as compared to 41% for 2008. The increase is mainly due to the inventory write-down from our Jinan Broadband company as well as increases in printing and supply costs at our Shandong Media company.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2009 increased approximately $1,305,000 to $3,228,000, as compared to $1,923,000 for the year ended 2008.  The increase is primarily attributable to a 12 month inclusion for 2009 compared to 6 months for 2008 of our Shandong Media joint venture acquired in July 2008 and the inclusion of our AdNet Media acquisition in April 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses.  For the year ended 2009, salaries and personnel costs accounted for 58% of our selling, general and administrative expenses.  During 2009, salaries and personnel costs totaled $1,821,000, an increase of $614,000, or 51%, as compared to $1,207,000 for 2008.  The increase in salaries and personnel costs is primarily attributable to the inclusion of our Shandong Media joint venture in July 2008 and the inclusion of our AdNet Media acquisition in April 2009.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $22,000, or 4%, to $641,000 in the year ended December 31, 2009 from $619,000 in 2008.  We expect our costs for professional services for public company reporting and corporate governance expenses to remain significant, but to decrease as a percentage of our overall revenues if we continue to acquire new entities and enter into strategic partnerships.

Depreciation and Amortization

Our depreciation expense increased $268,000, or 10%, to $3,068,000 in the year ended December 31, 2009 from $2,800,000 in 2008.  The increase is mainly due to the acquisition of new equipment by our Jinan Broadband subsidiary.
Our amortization expense increased $259,000, or 109%, to $496,000 in the year ended December 31, 2009 from $237,000 in 2008.  The increase is mainly due to the amortization expense related to the software technology acquired from our AdNet Media acquisition. The increase is also due to our Shandong Media intangible assets acquired in 2008

Goodwill Impairment

The Company initially recorded a $1,900,000 intangible asset related to the AdNet Acquisition.  After completion of our purchase accounting for the AdNet acquisition, we recorded $1,239,000 to goodwill and $757,000 to software technology.  Due to the shift of our business model to the Pay Per View and Video on Demand business, as of December 31, 2009 we temporarily suspended day to day operations of AdNet.  We have maintained our licenses, contracts, technology and other assets for future use.  Consequently, we recorded an impairment charge to goodwill of $1,239,000 as of December 31, 2009

Warrant Liability

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $512,000 classified as change in fair value of warrants on our statement of operations for the year ended December 31, 2009.

Interest and Other Income (Expense), net

Settlement Agreement
On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd, pursuant to which the parties released certain potential claims against one another.

The following table provides the details on the net gain the Company recognized in 2008 as a result of the Settlement Agreement which is recorded in the accompanying Statement of Operations:

Fair value of Cablecom Holding Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extension	(1,426,862)

Net Gain	$1,300,692

Interest income
Interest income decreased $35,000, or 81%, to $8,000 in the year ended December 31, 2009 from $43,000 in 2008, primarily due to decreases in our cash and cash equivalent balances.

Interest expense
Interest expense is related to our 5% Convertible Notes  issued in January 2008 and June 2009.  Interest expense increased $16,000, or 5%, to $362,000 in the year ended December 31, 2009 from $346,000 in 2008, primarily due to additional convertible notes issued in 2009 in the amount of approximately $305,000.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.

We expect our interest expense to increase due to the convertible notes issued in 2009.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of December 31, 2009 was $4,971,250, net of original issue discount of $504,661.  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of December 31, 2009 was approximately $305,000.

Loss on sale and write-down of marketable equity securities
The loss on the sale and write-down of marketable equity securities decreased $1,885,000 primarily due to the recognition of an other-than-temporary impairment of $1,797,000 in 2008 related to our Cablecom Holding shares.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  In the year ended December 31, 2009, $1,056,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent, as compared to $588,000 in 2008.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  In the year ended December 31, 2009, $46,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper as compared to $22,000 in 2008.  We consolidated the results of Shandong Media effective July 1, 2008.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders increased $2,086,000, or 62%, to $5,440,000 in the year ended December 31, 2009 from $3,354,000 in 2008.

The following table breaks down the results of operations for the years ended 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	Year 2009 includes operations for 12 months, 12 months and 9 months from Jinan Broadband, Shandong Media and AdNet Media compared to 2008 which includes 12 months, 6 months and 0 months, respectively
➢

	Year Ended				Year Ended
	December 31, 2009				December 31, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$8,443,000		$-	$8,443,000	$6,362,000		$-	$6,362,000
Cost of revenue	5,661,000		-	5,661,000	3,741,000		-	3,741,000
Gross profit	2,782,000	33%	-	2,782,000	2,621,000	41%	-	2,621,000

Selling, general and adminstrative expenses	2,402,000	28%	826,000	3,228,000	1,100,000	17%	823,000	1,923,000
Professional fees	45,000	1%	596,000	641,000	25,000	0%	594,000	619,000
Depreciation and amortization	3,071,000	36%	493,000	3,564,000	2,801,000	44%	236,000	3,037,000

Loss from operations	(2,736,000)	-32%	(1,915,000)	(4,651,000)	(1,305,000)	-21%	(1,653,000)	(2,958,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	8,000		-	8,000	25,000		18,000	43,000
Interest expense	(1,000)		(362,000)	(363,000)	(1,000)		(345,000)	(346,000)
Change in fair value of derivative liabilities	-		(512,000)	(512,000)	-		-	-
Loss on sale and write-down of securities	-		(15,000)	(15,000)	-		(1,900,000)	(1,900,000)
Impairment loss	-		(1,239,000)	(1,239,000)	-		-	-
Other	(14,000)		-	(14,000)	-		(10,000)	(10,000)

Loss before income taxes and non-controlling interests	(2,743,000)		(4,043,000)	(6,786,000)	(1,281,000)		(2,589,000)	(3,870,000)

Income tax benefit (expense)	-		244,000	244,000	-		(94,000)	(94,000)

Net loss, net of tax	(2,743,000)		(3,799,000)	(6,542,000)	(1,281,000)		(2,683,000)	(3,964,000)

Plus: Net loss attributable to noncontrolling interest	1,102,000		-	1,102,000	610,000		-	610,000

Net loss attributable to China Broadband shareholders	$(1,641,000)		$(3,799,000)	$(5,440,000)	$(671,000)		$(2,683,000)	$(3,354,000)

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $2,190,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$852,000	$1,674,000
Net cash used in investing activities	(1,069,000)	(1,942,000)
Net cash (used in) provided by financing activities	(2,046,000)	4,233,000
Effects of exchange rate change in cash	28,000	(11,000)
Net (decrease) increase in cash and cash equivalents	(2,235,000)	3,953,000
Cash and cash equivalent at beginning of the year	4,426,000	473,000
Cash and cash equivalent at end of the year	2,190,000	4,426,000

Operating activities
Cash provided by operating activities for the years ended 2009 and 2008 was $852,000 and $1,674,000, respectively.

Investing activities
Investing activities for the years ended 2009 and 2008 used cash of $1,069,000 and $1,942,000, respectively.  For 2009, this amount consisted of (i) cash acquired in our AdNet acquisition of $18,000 and (ii) proceeds of $174,000 from the sale of our Cablecom Holding Shares, offset by (i) $1,135,000 for additions to property and equipment and (ii) $126,000 loans to our Shandong Media shareholder and related party.  For 2008, this amount consisted of additions to property and equipment in the amount of $2,061,000 and $242,000 loan to our Shandong Media shareholder partially offset by the proceeds from the sale of Cablecom Holding Shares in the amount of $361,000.

Financing activities
Financing activities for the years ended 2009 and 2008 (used) provided cash of $(2,046,000) and $4,233,000, respectively.  For 2009, the amount consisted of proceeds from the sale of our common stock of $300,000 and proceeds from the issuance of convertible notes of $305,000 offset by payment to Jinan Parent of $2,643,000.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, offset by $104,000 of payments related to issuance costs associated with the convertible notes and a decrease in the payable to Jinan Parent in the amount of $513,000.

On June 30, 2009, we completed a private placement transaction and sold 5% Convertible Promissory Notes, or the 2009 Notes, for gross proceeds of approximately $305,000 and an aggregate of 2,000,000 shares of our common stock at a purchase price of $.15 per share, for aggregate proceeds of $300,000. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at a purchase price of $.60 per share and expiring on June 11, 2013.

In connection with the 2009 private placement, we entered into a waiver letter regarding contractual anti-dilutive provisions with all the holders of January 2008 Notes, pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share to (i) $.20 per share for existing note holders that invested in the 2009 private placement and (ii) $.25 per share for those that did not participate.  All of the existing note holders waived certain anti dilution adjustments contained in the January 2008 Notes and the Class A Warrants in exchange for this anti-dilution.

During the year ended December 31, 2009, we incurred $361,000 in interest expense related to these private placements.  Based on conversion values, we issued 921,040 shares to the note holders in lieu of cash interest payments of approximately $260,000 for interest accrued.

In April 2008 and in connection with a settlement agreement, we received 390,000 shares of China Cablecom from Mr. Clive Ng, our Chairman, pursuant to a settlement agreement by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom.  The value of the shares declined substantially, and may continue to fluctuate and decline further.  During the year ended December 31, 2009, we sold 236,665 shares for total net proceeds of $175,000 and recorded a net loss on the sales of approximately $15,000.  As of December 31, 2009, we hold 81,455 shares of China Cablecom and the fair value of the remaining shares at December 31, 2009 is approximately $47,000.

Obligations Under Material Contracts

On March 7, 2008, we entered into the Shandong Publishing Cooperation Agreement with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, pursuant to which Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press contributed their entire businesses and transferred certain employees to Shandong Publishing in exchange for a 50% stake in Shandong Publishing, with the other 50% of Shandong Publishing to be owned by our WFOE in the PRC.  In exchange, we were required to pay approximately $1.5 million (approximately 10 million RMB), which was contributed to Shandong Publishing as working and acquisition capital.  The results of the Shandong Newspaper Business have been consolidated with the Company’s consolidated financial statements as of July 1, 2008.

Based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong noncontrolling interest account.  The due date of the additional payment has been extended to May 31, 2010.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations beyond 12 months nor fund the required contribution to Shandong Publishing without raising additional capital.  We presently do not have any available credit, bank financing or other external sources of liquidity.  Accordingly, we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our management evaluates its estimates on an on-going basis based on historical experience and on various other assumptions it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Through WFOE, we acquired a 51% interest in Jinan Broadband effective April 1, 2007, a 50% interest in the Shandong Media joint venture effective July 1, 2008 and a 100% interest in AdNet Media effective April 7, 2009.  Accordingly, our historical experience with operations in China is limited and may change in the future as we continue to operate the companies.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of its financial statements.

Variable Interest Entities
The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

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

Intangible Assets
The Company follows FASB ASC 350, Intangibles-Goodwill and Other, (ASC 350).  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable.

In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment.

On an annual basis, we must test goodwill and other indefinite life intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses and other valuation methods.  At December 31, 2009 we recorded a goodwill impairment charge of $1,239,291 related to goodwill from our AdNet Acquisition.

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

Warrant Liabilities
We account for derivative instruments and embedded derivative instruments in accordance with the accounting standard forAccounting for Derivative Instruments and Hedging Activities, as amended.  The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statemet of financial position and measure these instruments at fair value.  Fair value is estimated using the Black-Scholes Pricing model.  We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding conracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability.  Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instruments can be included in equity, with no fair value adjustments required.

The asset/liability derivatives are valued on a quarterly basis using the Black-Scholes Pricing model.  Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a proxy-free interest rate.  Gains (losses) on warrants are included in “Changes in fair value of warrant liabilities in our consolidated statement of operations”.

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

Recent Accounting Pronouncements

ASC 105.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162.  SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 805.  FASB Statement No. 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement on January 1, 2009 and accounted for its acquisition in 2009 in accordance with the provisions of ASC 805.

ASC 805 Update.  In February 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 810.  In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The Company adopted this statement as of January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 855.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for the Company’s financial statements as of June 30, 2009.

ASC 810.  In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt these provisions on January 1, 2010 and the adoption is not expected to not have an impact on the Company’s financial statements.

ASC 275 and ASC 350.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275, Risks and Uncertainties (“ACS 275”) and ASC 350, Intangibles — Goodwill and Other (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

ASC 820.  On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification the FSP was incorporated into ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company adopted this ASC update on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820.  FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. These FSP’s were incorporated into ASC 820 under the new codification.

The first ASC update Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This update became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

The second ASC update Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The Company adopted this update during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

The third ASC update, Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three updates are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. ASC update FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009.

ASC 260.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards that entitle holders to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP will not have an effect on the Company's financial reporting.

ASU 2009-05.  The FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued.

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The adoption of these provisions is not expected to have an effect on the Company’s financial reporting.

ASU 2010-09.  The FASB issued ASU No. 2010-09 which provides amendments to certain recognition and disclosure requirements. Previous guidance required that an entity that is an SEC filer be required to disclose the date through which subsequent events have been evaluated. This update amends the requirement of the date disclosure to alleviate potential conflicts between ASC 855-10 and the SEC’s requirements. The adoption of these provisions did not have an effect on the Company’s financial reporting.

In May 2008, the FASB issued ASC 470-20, Debt with Conversion and Other Options (ASC 470-20).  ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.   Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)  In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, UHY LLP (“UHY”) of certain deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and UHY, we concluded that the Company had not properly adopted FASB ASC Topic 815-40 “Derivatives and Hedging”: Contracts in Entity’s Own Equity”) (“ASC 815”) and as a result had not reclassified warrants from equity to liabilities as of January 1, 2009.  As a result of the change in accounting, the Company recognized a $512,000 charge for the year ended December 31, 2009.

B)  The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements.

C)  The Company does not have an accounting policy manual based on US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Marc Urbach	37	President
Clive Ng	47	Chairman, Director
Pu Yue	37	Vice Chairman and Principal Financial and Accounting Officer
James Cassano	63	Director
David Zale	56	Director
Jonas Grossman	35	Director
Priscilla Lu	56	Director

Marc Urbach. Mr. Urbach has over twelve years of accounting, finance, and operations experience in both large and small companies.  He was the Executive Vice President and Chief Financial Officer of Profile Home Inc., a privately held importer and distributor of home furnishings from September 2004 until February 2008. He additionally served on the board and was part owner of Tri-state Trading LLC, a related import company during that same time period. Mr. Urbach was a Director of Finance at Mercer Inc., a Marsh & McLennan Company from 2002 to 2004. He was a Finance Manger at Small World Media from 2000 until 2002 and held a similar position at The Walt Disney Company from 1998 to 2000. He started his career at Arthur Andersen LLP as a senior auditor from 1995 to 1998. Mr. Urbach received his Bachelor of Science in Accounting from Babson College in 1995.

Clive Ng. Mr. Ng currently a non-executive Chairman and Director of the Company and China Broadband, Ltd., has been a director and officer of the Company since January of 2007 and of China Broadband, Ltd. since August of 2006.  Mr. Ng also currently serves as a Senior Advisor to Warner Music Group Inc. (NYSE: WMG).  Mr. Ng has served as executive chairman of the board and President of China Cablecom Ltd. since its inception on October 6, 2006 and as a director, Executive Chairman and President of China Cablecom Holdings since October 2007.  From 2000 to 2003, he was the Chief Executive Officer of Pacific Media PMC, a home shopping company.  Mr. Ng co-founded TVB Superchannel Europe in 1992, which has grown to become Europe’s leading Chinese language broadcaster.  He also owned a 50% stake in HongKong SuperNet, the first Hong Kong based ISP which was then sold to Pacific Internet (NASDAQ:PCNTF).  Mr. Ng was Chairman and founder of Asiacontent (NASDAQ:IASIA), one of the first Asian internet companies to list in the United States, that has been a joint venture partner with NBCi, MTVi, C-NET, CBS Sportsline and DoubleClick in Asia.  Mr. Ng was also one of the initial investors and founder of E*TRADE Asia, a partnership with E*TRADE Financial Corp (NYSE: ET).   Mr. Ng was a founding shareholder of MTV Japan, with H&Q Asia Pacific and MTV Networks (a division of Viacom Inc).

Pu Yue. Mr. Pu is and has been an executive officer of the Company and its operating subsidiary since January of 2007.  Mr. Pu also serves as general manager and Chief Executive Officer of China Cablecom since its inception in 2006 and Chief Executive Officer and Acting Chief Financial Officer of China Cablecom Holdings since October 2007 a cable company that operates in the Jinan region of the Shandong province of China.  Mr. Pu carries with him more than a decade of PRC based media industry experience spanning across publishing, Internet and TV sectors. From 2005 to 2006, Mr. Pu was with China Media Networks, the TV media arm of HC International, as BD director, before starting up Jinan Broadband in 2006.   From 2003 to 2005, Mr. Pu was with Outlook Weekly of Xinhua News Agency as a strategic advisor and BD director. From 1999 to 2000, he was a director and a member of the founding team for Macau 5-Star Satellite TV, a mainland China satellite TV channel venture. From 1997 to 1999, he joined Economic Daily, and was head of the Internet arm of one of China's most popular business and entrepreneur magazines. From 1993 to 1997, Mr. Pu was an intelligence officer with China's National Security Service and a logistics specialist with a joint venture between Crown Cork & Seal and John Swire & Sons in Beijing.  Mr. Pu received an MBA from Jones Graduate School of Business of Rice University in 2002 and Bachelor in Law from University of International Relations in China in 1993.

James S. Cassano. Mr. Cassano was appointed as director of the Company effective as of January 11, 2008.  Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB:JGAC), a blank check company, since its formation in June 2005.  Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005.  From February 2004 to December 2004, Mr. Cassano was an independent consultant engaged by a number of corporate clients in the area of corporate organization, corporate development and mergers and acquisitions. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004.  In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. Mr. Cassano served as its chairman of the board and chief executive officer until December 1997. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, where he was responsible for corporate finance, acquisitions and divestitures as well as all corporate information technology functions. From February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company, where he was responsible for analyzing and closing investments in ventures, and providing management support of companies in which Safeguard had investments. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates, where among other responsibilities, he lead or held management responsibility for the majority of the firm’s strategic and large scale organization projects in financial services. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

David Zale. Mr. Zale was appointed as a director of the Company effective as of January 11, 2008.  Mr. Zale founded Zale Capital Management, L.P. in January 2006. Mr. Zale advises clients on investments in hedge funds and customizes hedge fund-of-funds for high net worth individuals and institutions. In addition, Mr. Zale advises clients on their total portfolio, assisting clients in developing Investment Policy Statements and executing portfolio allocations. Mr. Zale holds the Chartered Financial Analyst designation and holds a FINRA Series 7 license through USF Securities, L.P. and his Series 63 and 65 licenses through USF Advisors, LLC, a registered Investment Advisor and conducts securities transactions through these entities, both of which are otherwise unaffiliated with Zale Capital Management, L.P.  Mr. Zale has had ten years of financial services experience. From July, 2003 until December, 2005, Mr. Zale served as the Managing Director for Inaltra Capital Management, Inc., an Investment Advisor specializing in hedge fund-of-funds, which he helped to launch. Prior to that, Mr. Zale held positions with hedge fund-of-funds related investment advisors. In addition, he has had additional experience on the sell side, ultimately leading to a position as director of research. Prior to entering the financial services industry, Mr. Zale spent over eighteen years in the jewelry industry. He is the chairman of the Investment Committee of the M.B. and Edna Zale Foundation of Dallas, and a past chairman of the Investment Committee of Central Synagogue of New York. Mr. Zale is a graduate of the University of Colorado with a degree in Political Science.

Jonas Grossman. Mr. Grossman was appointed as a director of the Company effective as of January 11, 2008.  Mr. Grossman has over nine years of experience in the financial services industry.  Mr. Grossman is and has been a Partner and Head of Capital Markets of Chardan Capital, a FINRA member firm which he joined in January, 2004.  In addition, Mr. Grossman founded Cornix Management LLC, a multi-strategy hedge fund in December, 2006. From April, 2001 until December, 2003, Mr. Grossman was a Vice-President at Ramius Capital Group, LLC, an international, multi-strategy hedge fund and FINRA member firm, where he also worked as Head Trader.  He was a Senior Trader at Windsor Capital Advisors, LLC from June, 2000 until March, 2001 and worked as a trader making markets at Aegis Capital Corp., from February, 1999 until June, 2000.  Mr. Grossman received his Bachelor of Arts in Economics from Cornell University in 1997.  He has also studied at the London School of Economics and the Leonard N. Stern School of Business at New York University.

Dr. Priscilla Lu .  Ms. Lu age 56, is a Managing Partner of Cathaya Funds, a private equity fund which she co founded in December 2008, focused on investing in mature PRC businesses where she acts as independent consultant in assisting in leveraging cross border alliances.   Dr. Lu was PRC advisor to Mayfield since November 2003 for more than 5 years and helped found GSR Fund in China.  Between February 2004 and May 2008, Dr Lu served as CEO of ViDeOnline , Inc., a company which delivers digital media content over secured broadband and mobile networks to broadband service providers in PRC.  Dr. Lu founded ViDeOnline, Inc. in February 2004.   In 1994, Dr. Lu was founder of interWAVE Communications Inc.  (Nasdaq “IWAV”), a company for which she served as Chairman and CEO between June 1994 to November 2003, and for which she was an executive during its public offering and NASDAQ Between 1976 and 1993, Dr. Lu served in various capacities at AT&T Bell Laboratories, where she led efforts in digital switching and networking and assisted in pioneering early technologies in CMOS VLSI in microprocessors.  Dr. Lu has B.S. and M.S. degrees in Computer Science and Mathematics, University of Wisconsin, Madison and holds a Ph.D. in Electrical Engineering and Computer Science from Northwestern University.

Dr. Lu holds and/or has developed over 50 patents in telecommunications and networking.  Ms. Lu serves on several Boards and as Council Advisor on Northwestern University’s School of Engineering, and is a founding member of Cleantech Group in China, and a board member of Silicon Valley Wireless Group.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of six members: Clive Ng, Pu Yue, James Cassano, David Zale Jonas Grossman and Priscilla Lu.  Our board of directors has determined that James Cassano, David Zale and Jonas Grossman are independent directors under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

We currently have standing audit, nominating and corporate governance, and compensation committees, with James Cassano, David Zale and Jonas Grossman serving on each committee.  James Cassano serves as the chair of the audit committee, David Zale serves as the chair of the nominating and committee and Jonas Grossman serves as the chair of the compensation committee.  Mr. Cassano serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating and corporate governance committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. It is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee is primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time during 2009.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (4)	Total ($)
Marc Urbach,	2009	120,000	-	-	-	14,419	134,419
President (1)	2008	102,759	-	-	-	12,016	114,775
Clive Ng,	2009	250,000	-	-	-	-	250,000
Chairman (2)	2008	242,607	-	-	-	-	242,607
Pu Yue,	2009	120,000	-	-	-	-	120,000
Vice Chairman (3)	2008	120,000	-	-	-	-	120,000

(1)	Mr. Urbach became our President in connection with our reverse acquisition of Broadband Cayman in January 2007.

(2)
Mr. Ng became our Chairman in connection with our reverse acquisition of Broadband Cayman in January 2007.  Pursuant to a settlement agreement in January 2008, Mr. Ng discharged and waived all accrued salary of $212,054 owed to him by the Company and agreed to accrue future salary until a financing is completed. We did not pay any salary to Mr. Ng in 2008 or 2009, but accrued $250,000 for each year.

(3)
Mr. Yue became our Vice Chairman in connection with our reverse acquisition of Broadband Cayman in January 2007.  Pursuant to Mr. Yue’s employment agreement, his salary was accrued and was to be paid upon a subsequent financing.  Mr. Yue was paid $60,000 in 2008 for partial payment of his employment in 2007.  We accrued $120,000 per year for 2008 and 2009.   We did not pay any salary to Mr. Yue in 2009.

(4)	All other compensation includes reimbursement for health insurance premiums and vehicle allowance.

Employment Agreements

On March 13, 2008, we entered into a formal employment agreement with Mr. Urbach, pursuant to which we agreed to compensate Mr. Urbach $120,000 per year, for a four year term, with bonuses and increases reviewed annually.  In addition, we granted Mr. Urbach options to purchase 100,000 shares of our common stock, exercisable in four equal annual installments commencing on the date of hire and on each of the first 3 anniversaries thereafter, at an exercise price equal to market value at the time of issuance. The employment agreement also provides for discretionary bonuses and a vehicle and travel allowance and similar benefits as an executive.

On February 24, 2007, we entered into a formal employment agreement with Mr. Ng, pursuant to which we agreed to compensate Mr. Ng $250,000 per year with bonuses and increases reviewed annually.  The terms also provided that such salary would be paid upon subsequent financing.  On January 11, 2008, we entered into an Amendment to the Employment Agreement which provided Mr. Ng would discharge and waive all accrued salary owed to him by the Company prior to the date of said amendment and agreed to accrue future salary until a financing pursuant to the Settlement Agreement.

On February 24, 2007, we entered into a formal employment agreement with Mr. Yue pursuant to which we agreed to compensate Mr. Yu $120,000 per year with bonuses and increases reviewed annually.  The terms also provided that such salary would be paid upon subsequent financing.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Year End

No equity awards were made during the year ended December 31, 2009.

The following table sets forth the equity awards outstanding at December 31, 2009.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Marc Urbach	50,000	50,000	0	$1.00	0	0	0	0

Mr. Urbach holds options to exercise 25,000 shares on March 13, 2010 and 25,000 shares on March 13, 2011.

Compensation of Directors
The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David Zale	-	-	5,625	-	-	-	5,625
James Cassano	-	-	5,625	-	-	-	5,625
Jonas Grossman	-	-	5,625	-	-	-	5,625

We did not compensate our directors in 2009.  Our three independent directors were each granted options in 2008 to acquire 50,000 shares at $.45 per share, becoming exercisable 50% at grant and 25% per year thereafter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Marc Urbach 79 Green Hill Rd Springfield, NJ 07081	President	Common Stock, $0.001 par value	75,000	(3)	*
Clive Ng 1900 Ninth Street, 3rd Floor Boulder, CO 80302	Chairman	Common Stock $0.001 par value	24,336,248	(4)	37.39%
Pu Yue Apartment 2001, Bld. 2 No. 1 Xiangheyman Road Dongcheng District Beijing, China 100028	Vice Chairman and Chief Financial Officer	Common Stock $0.001 par value	0		*
James Cassano 117 Graham Way Devon, PA 19333	Director	Common Stock $0.001 par value	37,500	(5)	*
David Zale 825 Third Avenue, Suite 244 New York, NY 10022	Director	Common Stock $0.001 par value	112,500	(6)	*
Jonas Grossman 17 State Street, Suite 1600 New York, NY 10004	Director	Common Stock $0.001 par value	364,875	(7)	*
All officers and directors as a group (6 persons named above)		Common Stock $0.001 par value	24,926,123		38.30%
5% Security Holders
Clive Ng 1900 Ninth Street, 3rd Floor Boulder, CO 80302	Chairman	Common Stock $0.001 par value	24,336,248	(4)	37.39%
China Broadband Partners, Ltd. 1900 Ninth Street, 3rd Floor Boulder, CO 80302		Common Stock $0.001 par value	17,503,495	(4)	26.89%
88 Holdings, Inc. 1900 Ninth Street, 3rd Floor Boulder, CO 80302		Common Stock $0.001 par value	3,582,753	(4)	5.50%
BeeteeBee, Ltd. 1900 Ninth Street, 3rd Floor Boulder, CO 80302		Common Stock $0.001 par value	3,250,000	(4)	4.99%
Oliveira Capital, LLC 18 Fieldstone Ct. New City, NY 10956		Common Stock $0.001 par value	3,537,034	(8)	5.43%
Pasquale & Diane Croce 1005 Ridgehaven Rd. West Chester, PA 19382-2372		Common Stock $0.001 par value	3,333,334		5.12%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	31,206,616		47.95%
* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock.

(2)
A total of 64,761,396 shares of Common Stock as of March 31, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Includes shares issuable upon options to exercise 75,000 shares which are exercisable within 60 days at $1.00 per share. Does not include options to purchase an additional 25,000 shares at $1.00 which are not yet exercisable.

(4)
Includes 3,582,753 shares held by 88 Holdings, Inc., 3,250,000 held by BeeteeBee, Ltd. and 17,503,495 shares held by China Broadband Partners, Ltd.  Mr. Ng controls and owns 100% beneficial ownership over these entities.

(5)	Includes shares issuable upon options to exercise 37,500 shares which are exercisable at $.45. Does not include options to purchase an additional 12,500 shares at $.45 which are not yet exercisable.

(6)
Includes 50,000 shares of common stock and 25,000 warrants to purchase common stock at $2.00 acquired in our January 2007 private offering. Also includes shares issuable upon options to exercise 37,500 shares which are exercisable at $.45.  Does not include options to purchase an additional 12,500 shares at $.45 which are not yet exercisable.

(7)
Mr. Grossman is an officer and part owner of Chardan Capital Markets, LLC, or Chardan Capital, which received warrants in connection with its services as placement agent in connection with our January 2008 private placement and which also invested its fee into notes and warrants.  Mr. Grossman has shared voting and dispositive control over securities owned by Chardan Capital but not over securities owned by other principals of Chardan Capital.  Chardan Capital or its principals own in aggregate (i) $121,250 principal amount of convertible promissory notes, convertible into an aggregate of 161,667 shares, of which, Mr. Grossman  disclaims beneficial ownership of $93,969 of principal amount of note and 125,292 shares issuable upon all conversion thereof, (ii) 1,131,666 shares underlying warrants, of which Mr. Grossman disclaims beneficial ownership of 877,041 shares issuable upon conversion thereof and, (iii) 161,667 shares underlying Class A Warrants, of which Mr. Grossman disclaims beneficial ownership of 125,292 shares issuable upon conversion thereof.  Also includes shares issuable upon options to exercise 37,500 shares which are exercisable at $.45.  Does not include options to purchase an additional 12,500 shares at $.45 which are not yet exercisable.

(8)	Mr. Steven Oliveira is the sole member of Oliveira Capital, LLC and has voting and dispositive over securities owned by Oliveira Capital, LLC

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	317,500	$.61	87,500
Total	317,500	$.61	87,500

(1)
Effective as of the March 13, 2008, our board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,500,000 shares.  Currently, only 317,500 options were issued under the plan, of which 100,000 were granted to Mr. Urbach as per his employment agreement with the company (as described above) with the remaining 217,500 issued to certain directors and a consultant in 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
The Company has a loan receivable for $290,000 as of December 31, 2009 from a related party, Music Magazine.  The loan is unsecured, interest free and has no fixed repayment terms. Music Magazine is related through Modern Movie Times Magazine.

•
During the year ended December 31, 2009, Jinan Broadband paid $2,643,204 to Jinan Parent.  At December 31, 2009, $152,000 remains due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

•
As of December 31, 2009, amounts due from shareholders include $109,000 from Shandong Broadcast & TV Weekly Press and $60,000 from Modern Movie & TV Biweekly Press.  Both companies are our partners in our Shandong Publishing joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2010.  During the year ended December 31, 2009, we advanced approximately $650,000 to these companies and also received repayments of $481,000.

•
On January 11, 2008, we entered into a settlement agreement, or the Settlement Agreement, which was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating our business plan and expediting and facilitating our financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger agreement as being violative of their employment agreements with the Company.  The Settlement Agreement provided, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provided for the modification of employment agreements of both, Mr. Clive Ng, our Chairman and Mr. Yue Pu, our Vice Chairman and former Chief Financial Officer.  In connection with the Settlement Agreement, we received 390,000 shares of China Cablecom from Mr. Clive Ng, our Chairman.  The value of the shares declined substantially, and may continue to fluctuate and decline further.  During the  year ended December 31, 2009, we sold 236,665 shares for total net proceeds of $175,000 and recorded a net loss on the sales of approximately $15,000.  As of December 31, 2009, we hold 81,455 shares of China Cablecom.  The fair value of the remaining 81,455 shares at December 31, 2009 is approximately $47,000.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently have two independent directors, Mr. Cassano and Mr. Zale as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit Fees	$56,000	$99,300
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$56,000	$99,300

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of January 23, 2007, by and among the Company, China Broadband, Ltd. and its shareholders. [incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]

3.1	Articles of Incorporation of the Company, as amended to date.*

3.2	Bylaws of the Company, as amended to date.*

4.1
Form of Note Purchase Agreement, dated June 30, 2009, among the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

4.2	Form of 5% Convertible Promissory Note, issued as of June 30, 2009. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

4.3	Form of 5% Convertible Promissory Note, issued as of January 11, 2008. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

4.4	Form of Class A Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

4.5	Form of Broker’s Common Stock Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

4.6	Form of Warrant Amendment, dated March 2008 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2008]

4.7
Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company. [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.8	Form of Warrant, issued as of January 23, 2007. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.9	Form of Warrant, issued as of January 23, 2007 to Maxim Financial Corporation. [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.10	Form of Warrant, issued as of January 23, 2007 to BCGU, LLC. [incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]

4.11	Form of Registration Rights Agreement, dated as of January 23, 2007 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.1
Form of Stock Purchase Agreement, dated as of June 30, 2009, among the Company and certain investors [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.2
Form of Waiver Letter, dated as of June 30, 2009, between the Company and certain existing note holders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.3
Form of Subscription Agreement, dated as of January 11, 2008, between the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.4
Form of Funds Escrow Agreement, dated January 11, 2008, by and among the Company, Grushko and Mittman, P.C., and investors.  [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.5
Settlement Agreement, dated January 11, 2008, by and among the Company, China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

Exhibit No.	Description
10.6	Form of Subscription and Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2008]

10.7	Form of Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2008]

10.8
Form of Subscription Agreement, dated January 23, 2007, by and among the Company and certain investors. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.9
Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.10
Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.11
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.12
Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.13	Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd..*

10.14	Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.*

10.15	Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.*

10.16	Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf*

10.17	Employment Agreement, dated January 24, 2007, between China Broadband, Ltd. and Clive Ng. [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.18
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and  Clive Ng. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.19	Employment Agreement, dated January 24, 2007, between China Broadband, Ltd. and Pu Yue. [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.20
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and Pu Yue. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.21	Employment Agreement, dated March 13, 2008, between the Company and Marc Urbach. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.22
Consulting Agreement, dated January 24, 2007, between the Company and Maxim Financial Corporation. [incorporated by reference to Exhibit 10.9 to the Company’s Amended Current Report on Form 8-K/A filed June 4, 2007]

Exhibit No.	Description
21	Subsidiaries of the Company.*

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	China Broadband, Inc. 2008 Stock Incentive Plan. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

99.2	China Broadband, Inc. Audit Committee Charter [incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.3	China Broadband, Inc. Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.4	China Broadband, Inc. Compensation Committee Charter [incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2010
CHINA BROADBAND, INC.

By:	/s/ Marc Urbach
Marc Urbach
President

By:	/s/ Pu Yue
Pu Yue
Vice Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Marc Urbach and Pu Yue, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Marc Urbach	President	April 15, 2010
Marc Urbach	(Principal Executive Officer)

/s/ Pu Yue	Vice Chairman	April 15, 2010
Pu Yue	(Principal Financial and Accounting Officer)

/s/ Clive Ng	Chairman	April 15, 2010
Clive Ng

/s/ James Cassano	Director	April 15, 2010
James Cassano

/s/ David Zale	Director	April 15, 2010
David Zale

/s/ Jonas Grossman	Director	April 15, 2010
Jonas Grossman

8. Financial Statements and Supplementary Data

CHINA BROADBAND, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
China Broadband, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Broadband, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Broadband, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company adopted ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (effective January 1, 2009) as it relates to the Company’s warrants.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2009 and 2008, has a working capital deficit at December 31, 2009 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

April 15, 2010
Albany, New York

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,190,494	$4,425,529
Marketable equity securities, available for sale	47,244	254,496
Accounts receivable, net	213,713	136,709
Inventory	455,492	877,309
Prepaid expense	237,704	46,380
Loan receivable from related party	289,974	268,449
Amounts due from shareholders	168,907	64,394
Other current assets	78,478	88,883
Total current assets	3,682,006	6,162,149

Property and equipment, net	7,362,641	9,299,473
Intangible assets, net	4,294,614	4,218,758
Other assets	430,561	424,462

Total assets	$15,769,822	$20,104,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,350,076	$1,237,251
Accrued expenses	1,839,272	936,134
Deferred revenue	1,637,283	1,382,103
Deferred tax liability	281,626	-
Convertible notes payable	304,853	-
Warrant liabilities	819,150	-
Loan payable	398,960	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	152,268	2,795,472
Other current liabilities	378,847	72,013
Total current liabilities	7,308,014	6,568,652

Convertible notes payable	4,665,306	4,564,427
Deferred tax liability and uncertain tax position liability	454,578	790,617
Total liabilities	12,427,898	11,923,696

Committments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 64,761,396 and 50,585,455 issued and outstanding	64,762	50,586
Additional paid-in capital	14,901,493	13,372,358
Accumulated deficit	(17,215,041)	(12,200,287)
Accumulated other comprehensive income	331,283	320,858
Total China Broadband shareholders' (deficit) equity	(1,917,503)	1,543,515
Noncontrolling interests	5,259,427	6,637,631

Total shareholders’ equity	3,341,924	8,181,146

Total liabilities and shareholders' equity	$15,769,822	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenue	$8,443,088	$6,361,970
Cost of revenue	5,661,502	3,740,381
Gross profit	2,781,586	2,621,589

Selling, general and adminstrative expenses	3,227,625	1,923,386
Professional fees	641,334	619,405
Depreciation and amortization	3,564,334	3,037,199

Loss from operations	(4,651,707)	(2,958,401)

Interest & other income / (expense)
Settlement gain	-	1,300,692
Interest income	8,354	43,183
Interest expense	(362,424)	(345,953)
Change in fair value of warrant liabilities	(512,027)	-
Loss on sale and write-down of marketable equity securities	(14,828)	(1,899,883)
Goodwill impairment	(1,239,291)	-
Other	(13,613)	(10,136)

Loss before income taxes and non-controlling interest	(6,785,536)	(3,870,498)

Income tax benefit (expense)	243,655	(93,997)

Net loss, net of tax	(6,541,881)	(3,964,495)

Plus: Net loss attributable to noncontrolling interests	1,102,756	609,630

Net loss attributable to China Broadband shareholders	$(5,439,125)	$(3,354,865)

Net loss per share
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

Weighted average shares outstanding
Basic	60,334,180	50,332,705
Diluted	60,334,180	50,332,705

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2009 and 2008

					Accumulated	China
			Additional		Other	Broadband		Total
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Shareholders’	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2007	50,048,000	$50,048	$10,485,874	$(8,845,424)	$331,764	$2,022,262	$4,879,802	$6,902,064

Warrant valuation associated with convertible notes payable & other	-	-	745,694	-	-	745,694	-	745,694

Option valuation associated with employment agreeement	-	-	44,898	-	-	44,898	-	44,898

Shares issued for penalty of non-registration	207,599	208	421,970	-	-	422,178	-	422,178

Warrant valuation associated with extension from settlement agreement	-	-	1,426,862	-	-	1,426,862	-	1,426,862

Shares issued as payment for convertible note interest	329,856	330	247,061	-	-	247,391	-	247,391

Shandong Media joint venture	-	-	-	-	-	-	2,367,459	2,367,459

Comprehensive loss:
Net loss	-	-	-	(3,354,865)	-	(3,354,865)	(609,630)	(3,964,495)	(3,354,865)
Foreign currency translation adjustments	-	-	-	-	(10,906)	(10,906)	-	(10,906)	(10,906)

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	$6,637,631	$8,181,145	$(3,365,771)

Cumulative effect of accounting change for warrants - Reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	921,043	921	259,637	-	-	260,558	-	260,558

Stock option compensation expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued for cash	-	-	(4,021)			(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(5,439,125)	-	(5,439,125)	(1,102,756)	(6,541,881)	$(5,439,125)
Foreign currency translation adjustments	-	-	-	-	28,345	28,345	-	28,345	28,345
Unrealized loss on marketable equity securities	-	-	-	-	(17,920)	(17,920)	-	(17,920)	(17,920)

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating
Net loss	$(6,541,881)	$(3,964,494)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense and shares issued as payment for interest	294,213	318,818
Depreciation and amortization	3,578,309	3,369,930
Noncash interest expense - original issue discount	100,879	97,838
Deferred income tax	(243,655)	423,945
Loss on sale and write-down of marketable equity securities	14,828	1,899,883
Goodwill impairment	1,239,291	-
Change in fair value of warrant liabilities	512,027	-
Settlement gain	-	(1,300,692)
Change in assets and liabilities, net of amounts assumed in AdNet acquisition:
Accounts receivable	(77,004)	(54)
Inventory	421,817	(234,996)
Prepaid expenses and other assets	(161,984)	213,177
Accounts payable and accrued expenses	1,459,487	1,187,894
Deferred revenue	255,180	129,790
Other	-	(467,331)
Net cash provided by operating activities	851,507	1,673,708

Cash flows from investing activities:
Cash acquired in AdNet acquisition	17,568	-
Proceeds from sale of marketable equity securities	174,504	361,121
Acquisition of property and equipment	(1,134,926)	(2,061,401)
Loan to Shandong Media shareholder	(104,513)	(242,155)
Loan to related party	(21,525)	-
Net cash used in investing activities	(1,068,892)	(1,942,435)

Cash flows from financing activities
Proceeds from sale of equity securities	300,000	-
Proceeds from issuance of convertible notes payable	304,853	4,850,000
Legal fees associated with AdNet acquisition and share issuance	(7,643)	-
Issuance costs associated with private placement and convertible notes	-	(104,500)
Payments to Jinan Parent	(2,643,204)	(512,971)
Net cash (used in) provided by financing activities	(2,045,994)	4,232,529

Effect of exchange rate changes on cash and cash equivalents	28,344	(10,903)

Net (decrease) increase in cash and cash equivalents	(2,235,035)	3,952,899
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$2,190,494	$4,425,569

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$946	$724
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125
Value assigned to shares as payment for interest expense	$260,558	$247,391
Convertible notes issued as payment for debt issuance costs	$-	$121,250

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$424,373	$-

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

China Broadband, Inc., a Nevada corporation (“China Broadband”, “we,” “us,” or “the Company”), owns and operates in the media segment through its subsidiaries in the People’s Republic of China (“PRC” or “China”) (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd (referred to as Jinan Broadband) and (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (referred to as Shandong Media).  We have also recently acquired and are developing to a limited extent, an internet café advertising and content provider business in China.

(1)           We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its Jinan Broadband subsidiary based in the Jinan region of China.

(2)           We operate a print based media and television programming guide publication business through our Shandong Newspaper joint venture based in the Shandong Province of China, effective as of July 1, 2008.  The results of which are included in our financial statements as of July 2008.

Our subsidiary AdNet, which was acquired during the first half of 2009, holds an Internet Content Provider (“ICP”), license with rights to provide delivery of multimedia advertising content to internet cafés in the PRC.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of China Broadband, Inc. and its wholly-owned subsidiaries, China Broadband Cayman, Beijing China Broadband Network Technology Co, Ltd. (WFOE), Jinan Broadband and Shandong Media.   All material intercompany transactions and balances are eliminated in consolidation.

Accounting Method
The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP). The Company has elected a December 31, year-end.

Reportable Segment
The Company operates under one reportable business segment, media, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.  For 2009, the Company estimated the amount of uncollectible accounts receivable to be $90,000 and accordingly recorded a charge to bad debt expense.

Inventory
Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value. Cost is determined using the weighted average method.

Marketable Equity Securites
The Company holds investments in certain “available-for-sale” marketable equity securities all of which consist of the Cablecom Holdings Shares.  The Cablecom Holding Shares are classified as available-for-sale securities and are carried at estimated fair value, based on available information.  In 2008 the Company recognized an other than temporary loss of $1,797,000 in interest and other income (expense).

During 2009 and 2008, the Company sold 236,665 and 71,880 Cablecom Holding Shares for gross proceeds of approximately $174,000 and $361,000, respectively.  The Company recognized a net loss from the sale of these securities of approximately $15,000 and $103,000, respectively.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives or applicable assets, are capitalized.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  The costs and related accumulated depreciation of assets sold or retired are removed from the accounts, any gain or loss thereon is reflected in operations.  Depreciation is provided for on the straight-line basis over the estimated useful lives of the respective assets over a period of five years.

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

Intangible Assets
The Company follows FASB ASC 350, Intangibles-Goodwill and Other, (ASC 350).  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable.

In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment.

On an annual basis, we must test goodwill and other indefinite life intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses and other valuation methods.  At December 31, 2009 we recorded a goodwill impairment charge of $1,239,291 related to goodwill from our AdNet Acquisition.

Income Taxes
The Company is subject to a 5% business tax on the business income of our Jinan Broadband subsidiary. The Company accounts for income taxes in accordance with the asset and liability method.  Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A tax valuation allowance is established, as needed to reduce net deferred tax assets to the amount expected to be realized.  The Company also follows applicable guidance for accounting for uncertainty in income taxes.

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statements of operation. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Fair value of Financial Instruments
The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2009 due to the short maturities of such instruments.

Stock-Based Compensation
The Company awards stock options and other equity-based instruments to its employees, directors and consultants. and (collectively “share-based payments”).  Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

Warrant Liability
Effective January 1,2009, we adopted the provisions of FASB ASC Topic 815, “Derivatives  and Hedging” (“ASC 815”) (previously ElTF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock”). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in 2008.

Reclassifications
Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements
ASC 105.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162.  SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 805.  FASB Statement No. 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement on January 1, 2009 and accounted for its acquisition in 2009 in accordance with the provisions of ASC 805.

ASC 805 Update.  In February 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 810.  In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The Company adopted this statement as of January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 855.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for the Company’s financial statements as of June 30, 2009.

ASC 810.  In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt these provisions on January 1, 2010 and the adoption will not have an impact on the Company’s financial statements..

ASC 275 and ASC 350.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275, Risks and Uncertainties (“ACS 275”) and ASC 350, Intangibles — Goodwill and Other (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

ASC 820.  On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification the FSP was incorporated into ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company adopted this ASC update on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820.  FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. These FSP’s were incorporated into ASC 820 under the new codification.

The first ASC update Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This update became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

The second ASC update Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The Company adopted this update during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

The third ASC update, Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three updates are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. ASC update FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009.

ASC 260.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards that entitle holders to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP will not  have an effect on the Company's financial reporting.

ASU 2009-05.  The FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. The adoption of these provisions did not have an effect on the Company’s financial reporting.

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The adoption of these provisions did not have an effect on the Company’s financial reporting.

ASU 2010-09.  The FASB issued ASU No. 2010-09 which provides amendments to certain recognition and disclosure requirements. Previous guidance required that an entity that is an SEC filer be required to disclose the date through which subsequent events have been evaluated. This update amends the requirement of the date disclosure to alleviate potential conflicts between ASC 855-10 and the SEC’s requirements. The adoption of these provisions did not have an effect on the Company’s financial reporting.

In May 2008, the FASB issued ASC 470-20, Debt with Conversion and Other Options (ASC 470-20).  ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern and Management’s Plans

The Company has incurred significant losses during 2008 and 2009 and has a working capital deficit at December 31, 2009 and has relied on debt and equity financings to fund operations.  These conditions raise susbstantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company has limited cash resources and management continues its efforts to raise additional funds through debt or equity offerings. The Company continues to evaluate what type of offering the Company will use, how much capital the Company will raise and which company it will merge with or acquire.  There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with or acquire any other companies.

4.	Acquisition of AdNet

Effective as of April 7, 2009, China Broadband, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized development stage PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between  the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Ms. Priscilla Lu and Mr. Wang Yingqinee Michael Wang).

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

The fair value of the Broadband Shares issued in the AdNet Acquisition totaled $1,688,235.  The fair value of these shares was determined to be $.15 per share based on the sale of shares sold at $.15 per share in the private equity transactions that occurred in the same period.

The purchase price has been allocated to each major class of identifiable assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.  The Company initially recorded a $1,900,000 intangible asset related to the AdNet Acquisition.  Since then we have completed our valuation and the following represents the allocation of the purchase price.

Adnet
Cash	$17,568
Due from former AdNet shareholders	100,000
Property and equipment	6,986
Other assets	18,935
Software technology	756,969
Loan payable	(199,358)
Accounts payable	(5,478)
Accrued expenses	(53,229)
Other current liabilities	(4,207)
Deferred tax liability	(189,242)
Net identifiable assets and liabilities	$448,944
Goodwill	1,239,291
Consideration paid	$1,688,235

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

AdNet holds an Internet Content Provider (“ICP”) license with the rights to provide delivery of multimedia advertising content to internet cafés in China.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.  Due to the shift of our business model to the PPV / VOD business, as of December 31, 2009 we temporarily suspended day to day operations of AdNet.  We have maintained our licenses, contracts, technology and other assets for future use in our new PPV business.  Consequently, we recorded an impairment charge to goodwill of $1,239,291.

5.	Shandong Media Joint Venture - Cooperation Agreement and Additional Payment

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

Based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong  noncontrolling interest account.  The due date of the additional payment has been extended to May 31, 2010.

In order to facilitate the transfer of equitable ownership and control of Shandong Media, this acquisition was completed in accordance with a pledge and loan agreement, pursuant to which all of the shares of Shandong Media which we acquired are held in trust on our behalf by Pu Yue, our CFO as nominee holder, as security for a loan to Shandong Media’s parent seller.

6.	Variable Interest Entities

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs at December 31, 2009 include Jinan Broadband and Shandong Media.

7.	Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31:

	2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,244	$-	$-	$47,244
Liabilities
Fair value of warrants	$-	$-	$819,150	$819,150

	2008
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$254,496	$-	$-	$254,496

8.	Related Party Transactions

Loan Receivable
During 2009, the Company advanced and aggregate of approximately $290,000 in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2010.  Music Magazine is related through Modern Movie Times Magazine.

Amounts due from Shareholders
Amounts due from shareholders include $109,000 advanced to Shandong Broadcast & TV Weekly Press and $60,000 advanced to Modern Movie & TV Biweekly Press. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2010.  During the year ended December 31, 2009, we advanced approximately $650,000 to these companies and also received repayments of $481,000.

Payable to Jinan Parent
During the fiscal year ended 2009, Jinan Broadband paid $2,643,000 to Jinan Parent.  At December 31, 2009, $152,000 remains due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

9.	Property and Equipment
Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Furniture and office equipment	$984,000	$835,000
Headend facilities and machinery	14,172,000	13,177,000
Vehicles	30,000	27,000
Total property and equipment	15,186,000	14,039,000
Less: accumulated depreciation	(7,823,000)	(4,740,000)
Net carrying value	$7,363,000	$9,299,000

Depreciation expense	$3,068,000	$2,800,000

10.	Goodwill and Other Intangible Assets

In the fourth quarter of 2009 the Company decreased the value of our intangible assets by reclassifying approximately $279,000 from noncontrolling interest.  The reclassification was made to correct an error related to the valuation of our Shandong Media intangibles which includes our publication rights, operating permits and customer relationships.  The Company assessed the impact of this adjustment on the current year and all prior periods and determined that the effect of this adjustment was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

In 2008 we made an adjustment to the original purchase price allocation of our Jinan service agreement which was permitted under ASC 805, to adjust the deferred taxes related to the service agreement for approximately $324,000.

The Company amortizes its service agreement, publication rights, operating permits, customer relationships and software technology that have finite lives.  Our service agreement, publication rights and operating permits are amortized over 20 years.  Customer relationships are amortized over 10 years and our software technology is amortized over 3 years.

We have intangible assets relating to the acquisition of our Jinan Broadband subsidiary, Shandong Media joint venture and AdNet Media acquisition.

	Balance at		Amortizaton /		Balance at
	December 31,		Impairment	Other	December 31,
	2008	Additions	Charge	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(86,720)	$-	$1,483,762
Publication rights	968,977	-	(42,250)	(101,915)	824,812
Customer relationships	228,933	-	(20,491)	(24,712)	183,730
Operating permits	1,450,366	-	(63,236)	(152,547)	1,234,583
Software technology	-	756,969	(189,242)	-	567,727
Total amortized intangible assets	$4,218,758	$756,969	$(401,939)	$(279,174)	$4,294,614

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$(1,239,291)	$-	$-

	Balance at		Amortizaton /		Balance at
	December 31,		Impairment	Other	December 31,
	2007	Additions	Charge	Changes	2008
Amortized intangible assets:
Service agreement	$1,981,307	$-	$(86,719)	$(324,106)	$1,570,482
Publication rights	-	993,823	(24,846)	-	968,977
Customer relationships	-	240,982	(12,049)	-	228,933
Operating permits	-	1,487,555	(37,189)	-	1,450,366

Total amortized intangible assets	$1,981,307	$2,722,360	$(160,803)	$(324,106)	$4,218,758

In accordance with ASC 250, we recorded amortization expense of approximately $402,000 in 2009.  In 2008, we recorded amortization expense of approximately $161,000 related to our intangible assets.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
	Broadband	Media	Media	Total
2010	$86,720	$132,934	$252,323	$471,977
2011	86,720	132,934	252,323	471,977
2012	86,720	132,934	63,081	282,735
2013	86,720	132,934	-	219,654
2014	86,720	132,934	-	219,654
Thereafter	1,050,161	1,578,455	-	2,628,616
Total amortization to be recognized	$1,483,762	$2,243,125	$567,727	$4,294,614

The Company initially recorded a $1,900,000 intangible asset related to the AdNet Acquisition.  After completion of our purchase accounting for the AdNet acquisition, we recorded $1,239,291 to goodwill and $756,969 to software technology.  For reasons noted in footnote 4 above, we recorded an impairment charge to goodwill of $1,239,291 as of December 31, 2009.

11.	Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consist of the following:

	2009	2008
Accrued expenses	$1,053,000	$543,000
Accrued payroll	786,000	393,000
	$1,839,000	$936,000

12.	Private Financings, June 2009

During the year ended December 31, 2009, we completed a private placement transaction and sold 5% Convertible Promissory Notes, or the 2009 Notes, for gross proceeds of approximately $305,000 and an aggregate of 2,000,000 shares of our common stock at a purchase price of $.15 per share, for aggregate proceeds of $300,000. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

In connection with the 2009 private placement, we entered into a waiver letter with all the holders of January 2008 Notes, pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share to (i) $.20 per share for existing note holders that invested in the 2009 private placement and (ii) $.25 per share for those that did not participate.  All of the existing note holders waived certain anti dilution adjustments contained in the January 2008 Notes and the Class A Warrants in exchange for the above changes.

13.	Convertible Notes, January 2008

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at $.60 per share and expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share (see “Private Financings; June 2009 – Waiver Letters” above).  One investor had his conversion price reduced to $.25 per share.  We recorded a $504,661 original issue discount related to the Notes.  We calculate the interest at 5% annually and issued shares for interest payments on a quarterly basis.  We recorded amortization of original issue discount as interest expense of $100,879 and $97,838 for the years ended December 31, 2009 and 2008, respectively.

The convertible notes due are as follows at Decmeber 31:

	2009	2008
Convertible notes	$4,971,250	$4,971,250
Less: Original issue discount	(305,944)	(406,823)
	$4,665,306	$4,564,427

14.	Warrant Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain issued by the Company , do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders from potential dilution associated with future financings. The warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using The Black-ScholesMerton model which incorporates the following assumptions:
	December 31,	January 1,
	2009	2009
Risk-free interest rate	1.50%	1.30%
Expected volatility	309.62%	311.69%
Expected life (in years)	3.4 years	4.4 years
Expected dividend yield	0	0

The FASB authoritative guidance was adopted as of January 2009 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the warrants at January 1, 2009 was as follows:

	Additional	Accumulated	Derivative
	Paid-in Capital	Deficit	Liability
Warrants	$(731,496)	$(424,373)	$307,123

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The decrease in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008. The derivative liability amount reflects the fair value of the derivative instrument from issuance date as of the January 1, 2009 date of implementation.

15.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of December 31, 2009 and 2008:
Warrants	16,874,800
Options	317,500

For the year ended December 31, 2009 and 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,192,300.

16.	Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	2009	2008
Net loss attributable to shareholders	$(5,439,125)	$(3,354,865)
Other comprehensive income (loss):
Foreign currency translation adjustment	28,345	(10,906)
Unrealized loss on marketable equity securities	(17,920)	-
Comprehensive loss	$(5,428,700)	$(3,365,771)

17.	Settlement Agreement

On January 11, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd, pursuant to which the parties released certain potential claims against one another.

The following represents the details of the net gain the Company recognized as a result of the Settlement Agreement during the fiscal year ended December 31, 2008 which is classified within  “Interest and other income (expense)” in the accompaning Statement of Operations:

Fair value of Cablecom Holding Shares received	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net gain	$1,300,692

18.	Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009 as described above in Notes 12 and 13, during the fiscal years ended December 31, 2009 and 2008 the Company incurred $362,000 and $346,000 in interest expense related to these Notes and Warrants, respectively.

As set forth in the related documents and with the consent of the Note holders, we issued 921,040 and 329,856 shares to the Note holders in lieu of cash of approximately $260,000 and $247,000 for interest in the fiscal years ended December 31, 2009 and 2008, respectively.

19.	Stock Based Compensation

In March 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors.  Through December 31, 2009, 317,500 options have been issued under the plan and 2,182,500 shares remain available to be issued.

The following table provides the details of the total stock based compensation for the fiscal years ended December 31, 2009 and 2008:

	Year Ended
	December 31,	December 31,
	2009	2008
Stock option amortization	$33,656	$44,898
Warrant amortization	-	14,198
Stock issued in lieu of interest	260,558	247,391
Stock issued as nonregistration penalty	-	12,125
	$294,214	$318,612

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

The following table outlines the assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2008:

2008
Risk free interest rate	3.53%
Volatility	188.76%
Dividend yield	-
Expected option life	4 years

We issued 317,500 stock options in 2008 and no stock options were issued in 2009.  As of December 31, 2009, there were 317,500 options outstanding with 230,000 options exercisable at a weighted average exercise price of $0.61 with a weighted average remaining life of 5.0 years.

As of December 31, 2009 the Company had total unrecognized compensation expense related to options granted of $35,000 which will be recognized over a remaining service period of 2 years.

20.	Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the Company issued warrants to investors and service providers to purchase common stock of the Company.  The following table outlines the warrants outstanding as of December 31, 2009 and 2008:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date

Share Exchange Consulting Warrants	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	1,131,667	$0.50	6/11/2013

	16,874,800

21.	Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the years ended December 31, 2009 and 2008 results from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of pre-exchange transaction net operating loss carryovers that expire in various years through 2025.  Since Management has not been able to determine whether income tax returns were filed prior to the January 23, 2007 merger transaction and may not be able to recreate the records to file them if they have not they may be unable to claim the net operating loss carryovers. In addition, even if  the net operating loss carryovers were to be properly established, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity.  The extent of these limitations has not yet been determined.

As of December 31, 2009 the Company has available additional U.S. net operating loss carryovers of $1,439,883 which equals $3,168,207 shown on the tax returns less $1,728,324 resulting from the nonrecognition for financial reporting purposes of the tax benefits of certain a tax position taken by the Company because of the uncertainty of the position being sustained. The net operating loss carryovers expire in the years 2027 through 2029. The nonrecognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,255,495 and an AMT credit of $17,602.  Jinan Broadband, Shandong Media and AdNet Media have the following estimated Chinese net operating loss carryovers at December 31, 2009 with the expiration dates as shown:

	Jinan	Shandong	AdNet
Expiring	Broadband	Media	Media	Total

2012	$373,572	$-	$-	$373,572
2013	406,885	86,199	-	493,084
2014	1,087,565	174,576	423,319	1,685,460
	$1,868,022	$260,775	$423,319	$2,552,116

The estimation of the income tax effect of any future repatriation of the Company’s 51% share of any profits generated by its interests in Jinan Broadband, Shandong Media and AdNet is not practicable.  This is because it may involve additional Chinese taxation on the distributions, or sale proceeds, to the extent that they are in excess of the investments made, but with credits for some or all of the Chinese taxes against U.S. taxes, plus the utilization of operating losses of the WFOE.  All of the foregoing would be subject to various tax-planning strategies.

China Broadband Ltd. is not subject to Cayman Islands taxation.

The Company has not recognized deferred tax assets relating to the excess of its income tax bases in its non-U.S. subsidiaries over their financial statement carrying value because the Company expects to hold the investments and reinvest future earnings indefinitely.

The Company’s income tax benefit for the year ended December 31, 2009 consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for at least 2006 and later years. Because of the uncertainty regarding the filing of tax returns for earlier years it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies’ inceptions in 2007, 2008 and 2009 as applicable.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

Balance, beginnning of year	$-
Increase from prior years' tax positions	18,577
Balance, end of year	$18,577

The Company's deferred tax assets and liabilities at December 31, 2009 and 2008 consisted of:

	2009	2008
Deferred tax assets
U.S. NOL - pre-stock exchange transaction	$2,280,194	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	489,560	510,082
Foreign NOL	674,694	219,379
Deferred revenue	393,114	345,526
Fixed assets cost basis	613,727	409,876
Accrued payroll	259,596	133,716
Nonqualified options	9,214	-
Marketable securities	144,705	-
AMT credit	17,952	-
Capital loss carryover	426,855	-
Total deferred tax assets	5,309,611	3,898,773
Less: valuation allowance	(4,912,026)	(3,649,485)
Deferred tax liability - intangible assets	(1,115,212)	(1,039,905)
Net deferred tax liability	$(717,627)	$(790,617)

The deferred tax valuation allowance increased $1,262,541 and $899, 352 during the years ended December 31, 2009 and 2008, respectively.

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2009	2008
Net loss before income taxes	$(6,785,536)	$3,870,498

Expected income tax benefit at 34%	(2,307,082)	(1,315,973)

Nondeductible expenses	651,508	273
Rate-differential on foreign income invested indefinitely	316,498	135,132
WFOE NOL not recognized for indefinite reversal	9,741	12,681
Depreciation of fixed assets and amortization of intangible assets	-	123,779
Deferred revenue	-	(345,526)
Stock options and warrants	-	(26,830)
Write-down in value of available for sale securities	-	611,109
Increase in valuation allowance	1,262,541	899,352
Change in estimates	(195,438)	-
Unrecognized tax benefits	18,577	-
Income tax expense (benefit)	$(243,655)	$93,997

22.	Reclassifications

Certain prior year information has been reclassified to be comparable with the current year presentation, principally due to the adoption of ASC 810, Consolidation.

In presenting the Company’s consolidated balance sheet at December 31, 2008, and statement of cash flows for the year ended December 31, 2008, the Company presented $268,449 loan receivable from related party and $64,394 amounts due from shareholders as other long term assets and $242,155 as operating cash flows.  In presenting the Company’s consolidated balance sheet at December 31, 2009, and statement of cash flows for the year ended December 31, 2009, the Company has reclassified the loan receivable from related party and amounts due from shareholders as current assets and their cash flows as investing cash flows in the accompanying December 31, 2009 financial statements.

23.	Non-Controlling Interests

In December 2007, the FASB issued authoritative guidance which establishes reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of noncontrolling interests in a consolidated subsidiary on the consolidated financial statements.  Noncontrolling interests are now classified as equity in the financial statements. The consolidated income statement is presented by requiring net income to include net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statements of income.  The calculation of earnings per share continues to be based on income amounts attributable to the parent.  Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.  The Company adopted this guidance on January 1, 2009.

24.	Subsequent Events

On March 9, 2010, China Broadband Cayman entered into a note purchase agreement and a non-binding Letter of Intent, or the LOI with Sinotop Group Ltd., a Hong Kong corporation, or Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”,  Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a  party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers.

The LOI summarizes the proposed terms of the acquisition by CB Cayman of 100% of the outstanding capital stock of Sinotop Hong Kong from its sole stockholder in consideration for a percentage of China Broadband to be determined in the definitive agreement.  Among other customary closing conditions, the acquisition is contingent upon the (1) the drafting and negotiation of definitive agreements that cover the matters discussed in the LOI, (2) the funding of the Note (as defined below), which has already occurred, (3) the contribution by CB Cayman of at least $5,000,000 to the capital of Sinotop Hong Kong (or the purchase by CB Cayman of newly issued shares of Sinotop Hong Kong in consideration for the same amount), and (4) the absence of any debts, obligations or encumbrances on the equity or assets of Sinotop Hong Kong and the WFOE other than the Note and the VIE Contracts.  The LOI contains a binding exclusivity provision that prohibits Sinotop Hong Kong and Sinotop Hong Kong’s sole stockholder from soliciting, initiating, entertaining, participating in any discussions or negotiations concerning, or making or accepting any offer or proposed transaction with any third party with regard to, any of the transactions contemplated by the LOI or any similar transaction.    This transaction has not been consummated yet and we are dependent on our ability to raise capital in order to complete this transaction.

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of CB Cayman’s loan to Sinotop Hong Kong under the Note in the amount of $580,000 as contemplated by the LOI.

The Note accrues interest at a simple annual rate of 5% and is due on the date, or the Maturity Date  that is the earlier of the fifth anniversary of the date of issuance of the Note or the day following a change of control (as described in the Note).  The outstanding principal amount of the Note along with all accrued interest is convertible into common shares of Sinotop Hong Kong upon the occurrence of (1) Sinotop Hong Kong consummating a financing transaction, or Financing, resulting in aggregate gross proceeds of at least $1 million, in which case the Note would automatically be converted into ordinary shares of Sinotop Hong Kong at a price equal to 70% of the price per share paid by investors in such Financing, or (2) a change of control of Sinotop Hong Kong (as described in the Note), in which case the Note would automatically be converted into ordinary shares that represent 50% of the issued and outstanding capital stock of Sinotop Hong Kong.  The outstanding principal amount of the Note and all accrued interest thereon may also be converted at the option of CB Cayman at any time after the Maturity Date or an event of default into ordinary shares of Sinotop Hong Kong representing 50% of the issued and outstanding voting capital stock of Sinotop Hong Kong.  The Note may not be prepaid prior to the Maturity Date without the consent of the holder of the Note.  The Note contains customary events of default.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of January 23, 2007, by and among the Company, China Broadband, Ltd. and its shareholders. [incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]

3.1	Articles of Incorporation of the Company, as amended to date.*
3.2	Bylaws of the Company, as amended to date.*
4.1
Form of Note Purchase Agreement, dated June 30, 2009, among the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

4.2	Form of 5% Convertible Promissory Note, issued as of June 30, 2009. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]
4.3	Form of 5% Convertible Promissory Note, issued as of January 11, 2008. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.4	Form of Class A Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.5	Form of Broker’s Common Stock Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.6	Form of Warrant Amendment, dated March 2008 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
4.7
Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company. [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.8	Form of Warrant, issued as of January 23, 2007. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.9	Form of Warrant, issued as of January 23, 2007 to Maxim Financial Corporation. [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.10	Form of Warrant, issued as of January 23, 2007 to BCGU, LLC. [incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]
4.11	Form of Registration Rights Agreement, dated as of January 23, 2007 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]
10.1
Form of Stock Purchase Agreement, dated as of June 30, 2009, among the Company and certain investors [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.2
Form of Waiver Letter, dated as of June 30, 2009, between the Company and certain existing note holders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.3
Form of Subscription Agreement, dated as of January 11, 2008, between the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.4
Form of Funds Escrow Agreement, dated January 11, 2008, by and among the Company, Grushko and Mittman, P.C., and investors.  [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.5
Settlement Agreement, dated January 11, 2008, by and among the Company, China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

Exhibit No.	Description
10.6	Form of Subscription and Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.7	Form of Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.8
Form of Subscription Agreement, dated January 23, 2007, by and among the Company and certain investors. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.9
Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.10
Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.11
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.12
Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.13	Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd..*
10.14	Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.*
10.15	Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.*
10.16	Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf*
10.17	Employment Agreement, dated January 24, 2007, between China Broadband, Ltd. and Clive Ng. [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2007]
10.18
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and  Clive Ng. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.19	Employment Agreement, dated January 24, 2007, between China Broadband, Ltd. and Pu Yue. [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 20, 2007]
10.20
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and Pu Yue. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.21	Employment Agreement, dated March 13, 2008, between the Company and Marc Urbach. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 13, 2008]
10.22
Consulting Agreement, dated January 24, 2007, between the Company and Maxim Financial Corporation. [incorporated by reference to Exhibit 10.9 to the Company’s Amended Current Report on Form 8-K/A filed June 4, 2007]

21	Subsidiaries of the Company.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	China Broadband, Inc. 2008 Stock Incentive Plan. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]
99.2	China Broadband, Inc. Audit Committee Charter [incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed April 15, 2009]
99.3	China Broadband, Inc. Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed April 15, 2009]
99.4	China Broadband, Inc. Compensation Committee Charter [incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

*Filed herewith