Form 10-K/A
period 2009-12-31
CHINA BROADBAND INC
filed 2010-04-16
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the China Broadband Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission on April 15, 2010 (the “Original Filing”). This Amendment is being filed solely to include certain exhibits which were inadvertantly omitted from the Original Filing.

No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.15
Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K/A filed herewith on April 16, 2010]

10.16	Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf *

10.17	Employment Agreement, dated January 24, 2007, between China Broadband, Ltd. and Clive Ng. [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2007]

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

Signature	Title	Date

/s/ Marc Urbach	President	April 15, 2010
Marc Urbach	(Principal Executive Officer)

/s/ Pu Yue	Vice Chairman	April 15, 2010
Pu Yue	(Principal Financial and Accounting Officer)

/s/ Clive Ng	Chairman	April 15, 2010
Clive Ng

/s/ James Cassano	Director	April 15, 2010
James Cassano

/s/ David Zale	Director	April 15, 2010
David Zale

/s/ Jonas Grossman	Director	April 15, 2010
Jonas Grossman

*	By: /s/ Marc Urbac
Marc Urbac as attorney-in-fact

Exhibit Index

3.1	Articles of Incorporation of the Company, as amended to date.

3.2	Bylaws of the Company, as amended to date.

10.13	Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.

10.14	Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.

10.15	Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd.

10.16	Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf.

21	Subsidiaries of the Company.

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.