Form 10-Q/A
period 2009-03-31
CHINA BROADBAND INC
filed 2010-05-18
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

_______________________________________________________________
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

Explanatory Note

China Broadband, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2009 (the “Original Filing”).

The Company is amending the financial statements included in Part 1, Item 1 of the Original Filing as follows:

1)
Reclassify certain warrants from shareholders’ equity to liabilities in accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) ("ASC 815”).  ASC 815 became effective and should have been adopted by the Company as of January 1, 2009 by classifying certain warrants as liabilities measured at fair value with changes in fair value recognized in earnings each reporting period and recording a cumulative-effect adjustment to the opening balance of accumulated deficit.  The cumulative-effect adjustment  at January 1, 2009 was as follows:

	Additional Paid-in Capital	Accumulated Deficit	Warrant Liabilities
Warrants	$(731,000)	$424,000	$307,000

For the three months ended March 31, 2009, the adoption of ASC 815 had the effect of increasing warrant liabilities and net loss by approximately $614,000.

2)
Correct an error related to the valuation of our Shandong Media intangibles which include our publication rights, operating permits and customer relationships and minor changes to the valuation of property and equipment.  The correction resulted in a decrease to the value of our intangible assets and property and equipment by reclassifying approximately $275,000 from noncontrolling interest.

In addition, the Company is concurrently filing certain additional improvements to its disclosures in this amended Form 10-Q/A for the quarter ended March 31, 2009.

For the convenience of the reader, this Form 10-Q/A sets forth the entire filing which was prepared and relates to the Company as of and for the quarter ended March 31, 2009.  Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-Q/A not affect by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since May 20, 2009.

QUARTERLY REPORT ON FORM 10-Q/A
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED MARCH 31, 2009

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q/A contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 under Part I. Item 1A. Risk Factors.

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
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,798,798	$4,425,529
Marketable equity securities	94,125	254,496
Accounts receivable	192,480	136,709
Inventory	836,827	877,309
Prepaid expense	54,782	46,380
Other current assets	190,927	153,277
Total current assets	5,167,939	5,893,700

Property and equipment, net	8,781,198	9,299,473
Intangible assets, net	3,880,862	4,218,758
Other assets	1,254,411	692,911
Total assets	$19,084,410	$20,104,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,004,576	$1,237,251
Accrued expenses	1,341,688	936,134
Deferred revenue	1,410,863	1,382,103
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	2,798,984	2,795,472
Warrant liabilities	920,932	-
Other current liabilities	72,718	72,013
Total current liabilities	7,695,440	6,568,652

Convertible notes payable	4,589,302	4,564,427
Deferred tax liability	775,937	790,617
Total liabilities	13,060,679	11,923,696

Commitments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 50,668,310 and 50,585,455 issued and outstanding	50,669	50,586
Additional paid-in capital	12,718,235	13,372,358
Accumulated deficit	(13,118,264)	(12,200,287)
Accumulated other comprehensive income	256,497	320,858
Total China Broadband shareholders' (deficit) equity	(92,863)	1,543,515
Noncontrolling interests	6,116,594	6,637,631

Total shareholders' equity	6,023,731	8,181,146

Total liabilities and shareholders' equity	$19,084,410	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

		Three Months Ended
	March 31,	March 31,
	2009	2008
	(Restated)

Revenue	$1,949,410	$1,003,266
Cost of revenue	1,173,881	352,198
Gross profit	775,529	651,068

Selling, general and adminstrative expenses	717,928	520,934
Professional fees	110,496	137,253
Depreciation and amortization	831,307	727,627

Loss from operations	(884,202)	(734,746)

Interest & other income / (expense)
Interest income	3,458	15,592
Interest expense	(87,384)	(78,542)
Change in fair value of warrant liabilities	(613,809)	-
Loss on sale of marketable equity securities	(20,352)	-
Other	(328)	(13,519)

Loss before income taxes and noncontrolling interest	(1,602,617)	(811,215)

Income tax benefit	14,680	6,433

Net loss, net of tax	(1,587,937)	(804,782)

Plus: Net loss attributable to noncontrolling interests	245,589	168,062

Net loss attributable to China Broadband shareholders	$(1,342,348)	$(636,720)

Net loss per share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted average shares outstanding
Basic	50,586,376	50,073,094
Diluted	50,586,376	50,073,094

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Three Months Ended March 31, 2009
(Unaudited)

						China
					Accumulated	Broadband
			Additional		Other	Shareholders'
	Common	Par	Paid-in	Accumulated	Comprehensive	(Deficit)/	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	Equity	Interest	Equity	Loss
Balance December 31, 2008	50,585,455	50,586	13,372,359	(12,200,289)	320,862	1,543,518	6,637,631	8,181,149
Cumulative effect of accounting change for warrants - reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	82,855	83	62,058	-	-	62,141	-	62,141

Stock option compensation expense	-	-	15,314	-	-	15,314	-	15,314

Comprehensive loss:
Net loss	-	-	-	(1,342,348)	-	(1,342,348)	(245,589)	(1,587,937)	$(1,342,348)
Foreign currency translation adjustments	-	-	-	-	20,795	20,795	-	20,795	20,795

Unrealized loss on marketable equity securities	-	-	-	-	(85,160)	(85,160)	-	(85,160)	(85,160)
Balance March 31, 2009	50,668,310	$50,669	$12,718,235	$(13,118,264)	$256,497	$(92,863)	$6,116,594	$6,023,731	$(1,406,713)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended
	March 31,	March 31,
	2009	2008
	(Restated)
Cash flows from operating
Net loss	$(1,587,937)	$(804,782)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Stock compensation expense	77,456	90,672
Depreciation and amortization	831,307	727,627
Deferred income tax	(14,680)	(6,433)
Noncash interest expense - original issue discount	24,875	22,111
Loss on sale of marketable equity securities	20,353	-
Change in fair value of warrant liabilities	613,809	-
Change in assets and liabilities,
Accounts receivable	(55,771)	38,035
Inventory	40,482	(54,872)
Prepaid expenses and other assets	(46,052)	42,036
Accounts payable and accrued expenses	173,586	45,185
Deferred revenue	28,760	108,678
Other	-	47,363
Net cash provided by operating activities	106,188	255,620

Cash flows from investing activities:
Investment in Shandong Newspaper	-	(300,000)
Proceeds from sale of marketable equity securities	54,858	-
Acquisition of property and equipment	(227,430)	(739,544)
Loan to Shandong Media shareholder	(584,654)	-
Net cash used in investing activities	(757,226)	(1,039,544)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	4,850,000
Issuance costs associated with private placement and convertible notes	-	(104,500)
Payable to Jinan Parent	3,512	147,368
Net cash provided by financing activities	3,512	4,892,868

Effect of exchange rate changes on cash	20,795	135,238

Net increase (decrease) in cash and cash equivalents	(626,731)	4,244,182
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$3,798,798	$4,716,852

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$368	$297
Value assigned to shares as payment for interest expense	$62,141	$56,133
Shandong Media valuation adjustment	$275,448	$-
Convertible notes issued as payment for debt issuance costs	$-	$121,250
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of
warrants from equity to warrant liabilities	$424,373	$-

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

China Broadband, Inc., a Nevada corporation  (“China Broadband”, “we”, “us”, or “the Company”) owns and operates, through its subsidiaries in the People’s Republic of China (“PRC” or “China”), a cable broadband business based in the Jinan region of China and, effective as of July 1, 2008 a television programming guide publication business joint venture in the Shandong Province of China.  The principal activities of the Company are to provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through its  indirect Jinan Broadband subsidiary.  We also operate a print based media and television programming guide business through our Shandong Newspaper joint venture, the results of which are included in our financial statements as of July 2008.  In April 2009, we entered into a letter of intent to acquire Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.) ( “AdNet”), whose primary business is the delivery of multimedia advertising content to internet cafés  in the PRC.  The Company operates in the media segment.

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

2.	Restatement

The accompanying financial statements for the three months ended March 31, 2009 have been restated as described below:

1)
Reclassified certain warrants from shareholders’ equity to liabilities in accordance with EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) ("ASC 815”).  ASC 815 became effective and should have been adopted by the Company as of January 1, 2009 by classifying certain warrants as liabilities measured at fair value with changes in fair value recognized in earnings each reporting period and recording a cumulative-effect adjustment to the opening balance of accumulated deficit.  The cumulative-effect adjustment  at January 1, 2009 was as follows:

	Additional Paid-in Capital	Accumulated Deficit	Warrant Liabilities
Warrants	$(731,000)	$424,000	$307,000

For the three months ended March 31, 2009, the adoption of ASC 815 had the effect of increasing  warrant liabilities and net loss by approximately $614,000.

2)
Corrected an error related to the valuation of our Shandong Media intangibles which includes our publication rights, operating permits and customer relationships and minor changes to the valuation of property and equipment.  The correction resulted in a decrease to the value of our intangible assets and property and equipment by reclassifying approximately $275,000 from non-controlling interest.

3.	Accounting Policy Changes

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

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).  As a result of adopting ASC 815, warrants to purchase the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

4.	Going Concern and Management’s Plans

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs at March 31, 2009 include Jinan Broadband and Shandong Media.

6.	Fair Value Measurements

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
•
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	March 31, 2009			Total
	Fair Value Measurements			Fair
	Level 1	Level 2	Level 3	Value
Assets
Available-for-sale securities	$94,125	$-	$-	$94,125
Liabilities
Fair value of warrants	$-	$-	$920,932	$920,932

	December 31, 2008			Total
	Fair Value Measurements			Fair
	Level 1	Level 2	Level 3	Value
Assets
Available-for-sale securities	$254,496	$-	$-	$254,496

7.	Related Party Transactions

Amounts due from Shareholders

During the three months ended March 31, 2009, the Company advanced approximately $585,000 to Modern Movie & TV Biweekly Press.  The loan is unsecured, interest free and is due on December 31, 2009.

Payable to Jinan Parent

During the three months ended March 31, 2009, our payable to Jinan Parent increased approximately $3,500.  At March 31, 2009, approximately $2,799,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

8.	Intangible Assets

In the first quarter of 2009 the Company decreased the value of our intangible assets by reclassifying approximately $279,000 from noncontrolling interest.  The reclassification was made to correct an error related to the valuation of our Shandong Media intangibles which includes our publication rights, operating permits and customer relationships.  The Company assessed the impact of this adjustment on the current year and all prior periods and determined that the effect of this adjustment was not material to the 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

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

The Company amortizes its service agreement, publication rights, operating permits and customer relationships that have finite lives.  Our service agreement, publication rights and operating permits are amortized over 20 years and our customer relationships are amortized over 10 years.

	Balance at				Balance at
	December 31,			Other	March 31,
	2008	Additions	Amortization	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(21,680)	$-	$1,548,802
Publication rights	968,977	-	(12,423)	(101,915)	854,639
Customer relationships	228,933	-	(6,025)	(24,712)	198,196
Operating permits	1,450,366	-	(18,594)	(152,547)	1,279,225
Total amortized intangible assets	$4,218,758	$-	$(58,722)	$(279,174)	$3,880,862

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $58,722 and $25,731 for the three months ended March 31, 2009 and 2008, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong
	Broadband	Media	Total
2009 (nine months)	$65,040	$99,700	$164,740
2010	86,720	132,934	219,654
2011	86,720	132,934	219,654
2012	86,720	132,934	219,654
2013	86,720	132,934	219,654
Thereafter	1,136,882	1,700,624	2,837,506
Total amortization to be recognized	$1,548,802	$2,332,060	$3,880,862

9.	Convertible Notes

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

10.	Warrant Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Certain warrants issued by the Company, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders from potential dilution associated with future financings. The warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liabilities were valued using The Black-Scholes Merton model which incorporates the following assumptions:

	March 31,	January 1,
	2009	2009
Risk-free interest rate	1.57%	1.30%
Expected volatility	322.04%	311.69%
Expected life (in years)	4.2 years	4.4 years
Expected dividend yield	0	0

The FASB authoritative guidance was adopted as of January 2009 and is reported as a cumulative change in accounting principle. The cumulative effect on the accounting for the warrants at January 1, 2009 was as follows:

	Additional
	Paid-in	Accumulated	Warrant
	Capital	Deficit	Liability
Warrants	$(731,496)	$424,373	$307,123

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The decrease in the accumulated deficit includes gains resulting from decreases in the fair value of the warrant liabilities through December 31, 2008. The warrant liability amount reflects the fair value of the derivative instrument from issuance date as of the January 1, 2009 date of implementation.

11.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Warrants	16,874,800	16,874,800
Options	317,500	167,500

For the three month periods ending March 31, 2009 and 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,192,300 and 17,042,300, respectively.

12.	Comprehensive Loss

Comprehensive loss for the periods ending March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net loss attributable to shareholders	$(1,342,000)	$(637,000)
Other comprehensive income (loss):
Currency translation adjustment	21,000	135,000
Unrealized loss on marketable equity securities	(85,000)
Comprehensive loss	$(1,406,000)	$(502,000)

13.	Stock Based Compensation

In March 2008, the board of directors of the company approved the China Broadband, Inc. 2008 Stock Incentive Plan (the “Plan”), pursuant to which options or other similar securities may be granted. Qualified or Non-qualified Options to purchase up to 2,500,000 shares of the Company’s common stock may be issued under the Plan. The Plan may also be administered by an independent committee of the board of directors.  Through March 31, 2009, 317,500 options have been issued under the plan.

The following table provides the details of the total stock based compensation during the three month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Stock option amortization	$8,000	$8,000
Warrant amortization	7,000	14,000
Stock issued in lieu of interest	62,000	56,000
Stock issued as non registration penalty	-	12,000
	$77,000	$90,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation and recorded a charge of $8,000 for both three month periods ending March 31, 2009 and 2008 in connection with the issuance of stock options. .

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

14.	Warrants

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

15.	Income Taxes

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

16.	Reclassifications

Certain prior year information has been reclassified to be comparable with the current year presentation, principally due to the adoption of ASC 810, Consolidation.

17.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-Q/A.

Overview

We operate, through our indirect subsidiaries in the PRC, a cable broadband business based in the Jinan region of China (“Jinan Broadband”) and a television programming guide publication business joint venture (“Shandong Media”) in the Shandong Province of China. Accordingly, our principal activities are providing cable and wireless broadband and print based media and television programming guide services in the PRC.  In addition, we recently acquired an internet café content provider and advertising business in the PRC (AdNet) (See “Recent Developments” below).  We operate in the media segment

Recent Developments

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

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	March 31,	March 31,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$1,949,000	$1,003,000	$946,000	94%
Cost of revenue	1,174,000	352,000	822,000	234%
Gross profit	775,000	651,000	124,000	19%

Selling, general and adminstrative expenses	718,000	521,000	197,000	38%
Professional fees	111,000	137,000	(26,000)	-19%
Depreciation and amortization	831,000	728,000	103,000	14%

Loss from operations	(885,000)	(735,000)	(150,000)	20%

Interest & other income / (expense)	(718,000)	(76,000)	(642,000)	845%

Loss before income taxes and noncontrolling interests	(1,603,000)	(811,000)	(792,000)	98%

Income tax benefit	15,000	6,000	9,000	150%

Net loss, net of tax	(1,588,000)	(805,000)	(783,000)	97%

Plus: Net loss attributable to noncontrolling interests	246,000	168,000	78,000	46%

Net loss attributable to China Broadband shareholders	$(1,342,000)	$(637,000)	$(705,000)	111%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Revenues for the three months ended March 31, 2009 totaled $1,949,000, as compared to $1,003,000 for the three months ended March 31, 2008.  The increase in revenue of approximately $946,000, or 94%, is primarily attributable to the inclusion in our operating results of our Shandong Media joint venture entered into mid 2008.

Our revenues are generated by our operating companies in the PRC. Our revenues for the quarter ended March 31, 2009 are exclusive of the Adnet acquisition.

Jinan Broadband’s revenue consists primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services $1,085,000, an increase of $82,000, or 8% as compared to revenues of $1,003,000 for the first quarter of 2008. The increase is attributable to increases in our internet sales and network leasing sales.

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

Gross Profit

Our gross profit for the three months ended March 31, 2009 was $776,000, as compared to $651,000 for the three months ended March 31, 2008.  The increase in gross profit of approximately $124,000, or 19%, is comprised of $303,000 from the inclusion of our Shandong Media joint venture, as offset by a $179,000 decrease attributable to our Jinan Broadband operations.  The decrease in gross profit attributable to Jinan Broadband was primarily due to increased costs of revenue, particularly costs of telecom bandwidth.

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

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the three months ended March 31, 2009 and 2008.

	2009	2008
Accounting	$66,000	$53,000
Consulting	$11,000	$47,000
Legal	$34,000	$37,000
Total	$111,000	$137,000

The professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.

We expect our costs for professional services for public company reporting and corporate governance expenses to remain significant, but to decrease as a percentage of our overall revenues if we continue to acquire new entities and enter into strategic partnerships

Depreciation and Amortization

	2009	2008
Depreciation	$749,000	$702,000
Amortization	$82,000	$26,000
Total	$831,000	$728,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.2 million of property, plant and equipment, at our Jinan Broadband subsidiary.

The increase in amortization of $56,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $(718,000) during the three months ended March 31, 2009 consisted primarily of:

•	interest expense related to the 5% Convertible Notes and Warrants issued on January 11, 2008 in the amount of approximately $87,000,

•	the loss on the sale of marketable equity securities in the amount of $20,000,

•	the increase in fair value of warrant liabilities in the amount of $614,000.

We expect to continue to incur interest expense in connection with the 5% Convertible Notes issued in January 2008. Interest on the Notes compounds monthly at the annual rate of five percent (5%). The Notes mature on January 11, 2013. The outstanding principal amount of the Notes as of March 31, 2009 was $4,971,250.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $614,000 classified as a change in fair value of warrants on our statement of operations for the 3 months ended March 31, 2009.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended March 31, 2009, $225,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $168,000 during the first quarter of 2008.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended March 31, 2009, $21,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper.  We consolidated the results of Shandong Media effective July 1, 2008.  Accordingly, there was no loss allocation for the three months ended March 31, 2008.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended March 31, 2009 was $1,342,000, an increase of $705,000, or 111%, as compared to $637,000 for the three months ended March 31, 2008.  The increase in net loss attributable to shareholders is primarily due to the recognition of a $614,000 charge due to the increase in the fair value of warrant liabilities in 2009.  Other changes include:

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

➢	The operating companies include Jinan Broadband and Shandong Media

➢	2009 includes operations of our Shandong Media company as compared to no inclusion in 2008.

	3 Months Ended				3 Months Ended
	March 31, 2009				March 31, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total
Revenue	$1,949,000		$-	$1,949,000	$1,003,000		$-	$1,003,000
Cost of revenue	1,174,000		-	1,174,000	352,000		-	352,000
Gross profit	775,000	40%	-	775,000	651,000	65%	-	651,000

Selling, general and adminstrative expenses	525,000	27%	193,000	718,000	311,000	31%	209,000	520,000
Professional fees	4,000	0%	107,000	111,000	-	0%	137,000	137,000
Depreciation and amortization	750,000	38%	81,000	831,000	702,000	70%	26,000	728,000

Loss from operations	(504,000)	-11%	(381,000)	(885,000)	(362,000)	-36%	(372,000)	(734,000)

Interest & other income / (expense)
Interest income / (expense), net	3,000		(87,000)	(84,000)	1,000		(64,000)	(63,000)
Change in fair value of warrant liabilities	-		(614,000)	(614,000)	-		-	-
Loss on sale of securities	-		(20,000)	(20,000)	-		-	-
Other	-		-	-	(2,000)		(12,000)	(14,000)

Loss before income taxes and noncontrolling interest	(501,000)		(1,102,000)	(1,603,000)	(363,000)		(448,000)	(811,000)

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net loss, net of tax	(501,000)		(1,087,000)	(1,588,000)	(363,000)		(442,000)	(805,000)

Plus: Net loss attributable to noncontrolling interest	246,000		-	246,000	168,000		-	168,000

Net loss attributable to the China Broadband shareholders	$(255,000)		$(1,087,000)	$(1,342,000)	$(195,000)		$(442,000)	$(637,000)

Liquidity and Capital Resources

As of March 31, 2009 we had $3,799,000 of cash on hand and a working capital deficit of $2,528,000.  As of March 31, 2009, we had total current liabilities of $7,695,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

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

Settlement Agreement

 In April 2008, we received 390,000 shares of Cablecom Holdings, Ltd. (the “Cablecom Holdings Shares”) from Mr. Clive Ng, the Chairman of our board of directors, in April 2008, pursuant to a settlement agreement by and among the Company and its subsidiaries, Stephen P. Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd (“Cablecom Holdings”).  The value of the Cablecom Holdings shares has since declined substantially, and may continue to fluctuate and decline further.  During the first quarter of 2009, we sold 94,014 of the Cablecom Holdings shares for total net proceeds of $55,000.  As of March 31, 2009, we have 224,106 shares remaining.

During the three months ended March 31, 2009 the Company sold 94,014 of its Cablecom Holdings Shares on the open market and received gross proceeds of $55,000 and recorded a net loss on the sales of approximately $20,000.

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

During 2009, we will be required to make additional payments pursuant to the Shandong Newspaper Cooperation Agreement,. In addition to the initial purchase price of $1.5 million (10 million RMB), the Shandong Newspaper Cooperation Agreement provides for additional consideration of approximately US $730,000 (as adjusted for current rates as of March 2009) and US $2,900,000 (between 5 million RMB and 20 million RMB, respectively) to be paid as a capital contribution to Shandong Media in the event that certain performance thresholds are met during the first 12 months of operations after closing the transaction.

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

Warrant Liabilities

We account for derivative instruments and embedded derivative instruments in accordance with the accounting standard for Accounting for Derivative Instruments and Hedging Activities, as amended.  The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.  Fair value is estimated using the Black-Scholes Pricing model.  We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability.  Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument can be included in equity, with no fair value adjustments required.

The asset/liability derivatives are valued on a quarterly basis using the Black-Scholes Pricing model.  Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a proxy-free interest rate.  Gains (losses) on warrants are included in “Changes in fair value of warrant liabilities”.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were ineffective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

1)  In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, UHY LLP (“UHY”) of certain deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and UHY, we concluded that the Company had not properly adopted FASB ASC Topic 815-40 “Derivatives and Hedging:  Contracts in Entity’s Own Equity” (“ASC 815”) and as a result had not reclassified warrants from equity to liabilities as of January 1, 2009.  As a result of the change in accounting, the Company recognized a $614,000 charge during the three months ended March 31, 2009.

2)  The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements.

3)  The Company does not have an accounting policy manual based on US GAAP.

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

Item 3. Defaults Upon Senior Securities.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 18, 2010.

CHINA BROADBAND, INC

By:
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)