Form 10-Q
period 2010-03-31
CHINA BROADBAND INC
filed 2010-05-24
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                          Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                               Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65,086,152 shares as of May 17, 2010.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED MARCH 31, 2010

References

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,513,927	$2,190,494
Marketable equity securities, available for sale	123,812	47,244
Accounts receivable, net	232,676	213,713
Inventory	493,529	455,492
Prepaid expense	238,401	237,704
Loan receivable from related party	290,020	289,974
Amounts due from shareholders	736,843	168,907
Other current assets	79,831	78,478
Total current assets	3,709,039	3,682,006

Property and equipment, net	6,783,901	7,362,641
Intangible assets, net	4,176,619	4,294,614
Convertible promissory note receivable	581,748	-
Other assets	407,388	430,561
Total assets	$15,658,695	$15,769,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,549,881	$1,350,076
Accrued expenses	1,932,046	1,839,272
Deferred revenue	1,531,854	1,637,283
Deferred tax liability	281,626	281,626
Convertible notes payable	304,853	304,853
Warrant liabilities	777,336	819,150
Loan payable	398,960	398,960
Loan payable to beneficial owner	600,000	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	133,276	152,268
Other current liabilities	428,041	378,847
Total current liabilities	8,083,552	7,308,014

Convertible notes payable	4,690,181	4,665,306
Deferred tax liability and uncertain tax position liability	440,850	454,578
Total liabilities	13,214,583	12,427,898

Commitments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 65,086,152 and 64,761,396 issued and outstanding	65,087	64,762
Additional paid-in capital	14,975,335	14,901,493
Accumulated deficit	(18,019,550)	(17,215,041)
Accumulated other comprehensive income	427,468	331,283
Total China Broadband shareholders' deficit	(2,551,660)	(1,917,503)
Noncontrolling interests	4,995,772	5,259,427

Total shareholders' equity	2,444,112	3,341,924

Total liabilities and shareholders' equity	$15,658,695	$15,769,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	March 31,	March 31,
	2010	2009
		(Restated)

Revenue	$1,875,681	$1,949,410
Cost of revenue	1,073,808	1,173,881
Gross profit	801,873	775,529

Selling, general and adminstrative expenses	723,270	717,928
Professional fees	168,765	110,496
Depreciation and amortization	945,444	831,307

Loss from operations	(1,035,606)	(884,202)

Interest & other income / (expense)
Interest income	3,109	3,458
Interest expense	(91,235)	(87,384)
Change in fair value of warrant liabilities	41,814	(613,809)
Loss on sale of marketable equity securities	-	(20,352)
Other, net	26	(328)

Loss before income taxes and noncontrolling interest	(1,081,892)	(1,602,617)

Income tax benefit	13,728	14,680

Net loss, net of tax	(1,068,164)	(1,587,937)

Plus: Net loss attributable to noncontrolling interests	263,655	245,589

Net loss attributable to China Broadband	$(804,509)	$(1,342,348)

Net loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average shares outstanding
Basic	64,765,004	50,586,376
Diluted	64,765,004	50,586,376

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Periods Ended March 31, 2010 (Unaudited) and December 31, 2009

					Accumulated	China
			Additional		Other	Broadband
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	$6,637,631	$8,181,145

Cumulative effect of accounting
change for warrants -
reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation
adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment
for convertible note interest	921,043	921	259,637	-	-	260,558	-	260,558

Stock option compensation
expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet
acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued
for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued
for cash	-	-	(4,021)	-	-	(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(5,439,125)	-	(5,439,125)	(1,102,756)	(6,541,881)	$(5,439,125)
Foreign currency translation
adjustments	-	-	-	-	28,345	28,345	-	28,345	28,345

Unrealized loss on
marketable equity securities	-	-	-	-	(17,920)	(17,920)	-	(17,920)	(17,920)

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment
for convertible note interest	324,756	325	65,626	-	-	65,951	-	65,951

Stock option compensation
expense	-	-	8,216	-	-	8,216	-	8,216

Comprehensive loss:
Net loss	-	-	-	(804,509)	-	(804,509)	(263,655)	(1,068,164)	$(804,509)
Foreign currency translation
adjustments	-	-	-	-	19,617	19,617	-	19,617	19,617

Unrealized gain on
marketable equity securities	-	-	-	-	76,568	76,568	-	76,568	76,568

Balance March 31, 2010	65,086,152	$65,087	$14,975,335	$(18,019,550)	$427,468	$(2,551,660)	$4,995,772	$2,444,112	$(708,324)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
		(Restated)
Cash flows from operating
Net loss	$(1,068,164)	$(1,587,937)
Adjustments to reconcile net loss to net cash
provided by operating activities
Stock compensation expense and shares issued as payment for interest	74,167	77,456
Depreciation and amortization	945,444	831,307
Noncash interest expense - original issue discount	24,875	24,875
Deferred income tax	(13,728)	(14,680)
Loss on sale of marketable equity securities	-	20,353
Change in fair value of warrant liabilities	(41,814)	613,809
Change in assets and liabilities,
Accounts receivable	(18,913)	(55,771)
Inventory	(37,963)	40,482
Prepaid expenses and other assets	(3,582)	(46,052)
Accounts payable and accrued expenses	342,005	173,586
Deferred revenue	(113,841)	28,760
Net cash provided by operating activities	88,486	106,188

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	54,858
Acquisition of property and equipment	(224,334)	(227,430)
Loan to Sinotop Group Ltd	(580,000)	-
Loans made to Shandong Media shareholders	(585,111)	(584,654)
Loan repayments received from Shandong Media shareholders	17,203	-
Net cash used in investing activities	(1,372,242)	(757,226)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	600,000	-
Payable to Jinan Parent	(18,992)	3,512
Net cash provided by financing activities	581,008	3,512

Effect of exchange rate changes on cash	26,181	20,795

Net decrease in cash and cash equivalents	(676,567)	(626,731)
Cash and cash equivalents at beginning of period	2,190,494	4,425,529

Cash and cash equivalents at end of period	$1,513,927	$3,798,798

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$413	$368
Value assigned to shares as payment for interest expense	$65,951	$62,141
Shandong Media valuation adjustment	$-	$275,448

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of
warrants from equity to warrant liabilities	$-	$424,373

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

China Broadband, Inc., a Nevada corporation (“China Broadband”, “we”, “us”, or “the Company”) owns and operates in the media segment through its subsidiaries in the People’s Republic of China (“PRC” or “China”) (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd (referred to as Jinan Broadband) and (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (referred to as Shandong Media).  We have also recently acquired and are developing to a limited extent, an internet café advertising and content provider business in China.

(1)  We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our Jinan Broadband subsidiary based in the Jinan region of China.

(2)  We operate a print based media and television programming guide publication business through our Shandong Media joint venture based in the Shandong Province of China.

Our subsidiary AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) which was acquired during the first half of 2009, holds an Internet Content Provider (“ICP”), license with rights to provide delivery of multimedia advertising content to internet cafés in the PRC.  AdNet is licensed to operate in 28 provinces in the PRC with servers in five data centers including Wuhan, Wenzhou, Yantai, Yunan and with a master distribution server in Tongshan.  Due to the shift of our business model to the PPV / VOD business, as of December 31, 2009 we temporarily suspended day to day operations of AdNet.  We have maintained our licenses, contracts, technology and other assets for future use in our new PPV business.

The unaudited consolidated financial statements include the accounts of China Broadband, Inc. and (a) its wholly-owned subsidiary, China Broadband Cayman, (b) a wholly-owned subsidiary of China Broadband Cayman, Beijing China Broadband Network Technology Co, Ltd. (WFOE), and (c) four entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media and AdNet, which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The information presented in the accompanying consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.  All other information has been derived from the Company’s unaudited consolidated financial statements for the three months ended March 31, 2010.

2.	Restatement

The financial statements for the three months ended March 31, 2009 have been restated for the reasons described below and the accompanying financial statements for the three months ended March 31, 2010 include the following changes.

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

	Additional	Accumulated	Warrant
	Paid-in Capital	Deficit	Liabilities
Warrants	$(731,000)	$424,000	$307,000

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

ASC 810. We adopted ASC 810 on January 1, 2010, the adoption did not have an impact on the Company’s financial statements The amendments on the consolidation guidance for variable-interest entities include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.

ASU 2010-06. On January 1, 2010, we adopted ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. The adoption of these provisions did not have an effect on the Company’s financial reporting. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period, the Company does not expect the adoption of these new Level 3 disclosures to have a material impact on the Company’s financial reporting.

4.	Going Concern and Management’s Plans

The Company has incurred significant continuing losses during 2010 and has a working capital deficit at March 31, 2010 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company has limited cash resources and management continues its efforts to raise additional funds through debt or equity offerings.  The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2009, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Management plans to raise additional funds through an equity offering or to merge with or acquire other companies. Management has yet to decide what type of offering the Company will use, how much capital the Company will raise and which company it will merge with or acquire. There is no guarantee that the Company will be able to raise any capital through any type of offerings or merge with or acquire any other companies.  See Note 21 “Subsequent Events” below.

5.	Shandong Media Joint Venture - Cooperation Agreement Additional Payment

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong Media noncontrolling interest account.  The due date of the additional payment has been extended to May 31, 2010.

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs at March 31, 2010 include Jinan Broadband and Shandong Media.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$123,812	$-	$-	$123,812
Liabilities
Fair value of warrants	$-	$-	$777,336	$777,336

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,244	$-	$-	$47,244
Liabilities
Fair value of warrants	$-	$-	$819,150	$819,150

8.	Convertible Promissory Note Receivable and Letter of Intent

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

The LOI summarizes the proposed terms of the acquisition by CB Cayman of 100% of the outstanding capital stock of Sinotop Hong Kong from its sole stockholder in consideration for a percentage of China Broadband to be determined in the definitive agreement.  Among other customary closing conditions, the acquisition is contingent upon (1) the drafting and negotiation of definitive agreements that cover the matters discussed in the LOI, (2) the funding of the Note (as defined below), which has already occurred, (3) the contribution by CB Cayman of at least US$5,000,000 to the capital of Sinotop Hong Kong (or the purchase by CB Cayman of newly issued shares of Sinotop Hong Kong in consideration for the same amount), and (4) the absence of any debts, obligations or encumbrances on the equity or assets of Sinotop Hong Kong and the WFOE other than the Note and the VIE Contracts.  The LOI contains a binding exclusivity provision that prohibits Sinotop Hong Kong and Sinotop Hong Kong’s sole stockholder from soliciting, initiating, entertaining, participating in any discussions or negotiations concerning, or making or accepting any offer or proposed transaction with any third party with regard to, any of the transactions contemplated by the LOI or any similar transaction.    This transaction has not been consummated yet and we are dependent on our ability to raise capital in order to complete this transaction.

Pursuant to the Note Purchase Agreement, on March 9, 2010, China Broadband Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of China Broadband Cayman’s US$580,000 loan to Sinotop Hong Kong.

The Note accrues interest at a simple annual rate of 5% and is due on the date, or the Maturity Date that is the earlier of the fifth anniversary of the date of issuance of the Note or the day following a change of control (as described in the Note).  The outstanding principal amount of the Note along with all accrued interest is convertible into common shares of Sinotop Hong Kong upon the occurrence of (1) Sinotop Hong Kong consummating a financing transaction, or Financing, resulting in aggregate gross proceeds of at least $1 million, in which case the Note would automatically be converted into ordinary shares of Sinotop Hong Kong at a price equal to 70% of the price per share paid by investors in such Financing, or (2) a change of control of Sinotop Hong Kong (as described in the Note), in which case the Note would automatically be converted into ordinary shares that represent 50% of the issued and outstanding capital stock of Sinotop Hong Kong.  The outstanding principal amount of the Note and all accrued interest thereon may also be converted, at the option of China Broadband Cayman at any time after the Maturity Date or an event of default, into ordinary shares of Sinotop Hong Kong representing 50% of the issued and outstanding voting capital stock of Sinotop Hong Kong.  Accrued interest as of March 31, 2010 is $1,748 and interest income for the three months ended March 31, 2010 totaled $1,748.

9.	Related Party Transactions

Loan Receivable

As of March 31, 2010, the Company advanced an aggregate of approximately $290,000 in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2010.  Music Magazine is related through Modern Movie & TV Biweekly Press who is our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of March 31, 2010, amounts due from shareholders include approximately $92,000 advanced to Shandong Broadcast & TV Weekly Press and approximately $645,000 advanced to Modern Movie & TV Biweekly Press. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2010.  During the 3 months ended March 31, 2010, we received repayments of approximately $17,000 from Shandong Broadcast and TV Weekly Press and advanced approximately $585,000 to Modern Movie & TV Biweekly Press.

Payable to Jinan Parent

During the three months ended March 31, 2010, our payable to Jinan Parent decreased approximately $19,000.  At March 31, 2010, approximately $133,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

Loan Payable to Beneficial Owner

In the three months ended March 31, 2010, a significant beneficial owner of the Company’s securities, Oliviera Capital LLC, advanced the funds necessary for China Broadband Cayman to make the loan to Sinotop Hong Kong as described in Note 8 above.  While the terms of the advance have not yet been documented, the terms are generally understood to be that the $600,000 loan will convert into our current fundraise at slightly favorable terms with no interest and will receive two additional common share purchase warrants, each for the purchase of one common share of the Company.    See Note 21 “Subsequent Events” below.

10.	Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Furniture and office equipment	$995,000	$984,000
Headend facilities and machinery	14,386,000	14,172,000
Vehicles	30,000	30,000
Total property and equipment	15,411,000	15,186,000
Less: accumulated depreciation	(8,627,000)	(7,823,000)
Net carrying value	$6,784,000	$7,363,000

Depreciation expense	$804,000	$3,068,000

11.	Intangible Assets

In the first quarter of 2009 the Company decreased the value of our intangible assets by reclassifying approximately $279,000 from noncontrolling interest.  The reclassification was made to correct an error related to the valuation of our Shandong Media intangibles which includes our publication rights, operating permits and customer relationships.  The Company assessed the impact of this adjustment on all prior periods and determined that the effect of this adjustment did not result in a material misstatement to any previously issued annual or quarterly financial statements.

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

We have intangible assets relating to the acquisition of our Jinan Broadband subsidiary, Shandong Media joint venture and AdNet Media acquisition.

	Balance at				Balance at
	December 31,			Other	March 31,
	2009	Additions	Amortization	Changes	2010
Amortized intangible assets:
Service agreement	$1,483,762	$-	$(21,680)	$-	$1,462,082
Publication rights	824,812	-	(11,146)	-	813,666
Customer relationships	183,730	-	(5,404)	-	178,326
Operating permits	1,234,583	-	(16,684)	-	1,217,899
Software technology	567,727	-	(63,081)	-	504,646
Total amortized intangible assets	$4,294,614	$-	$(117,995)	$-	$4,176,619

	Balance at		Amortization/		Balance at
	December 31,		Impairment	Other	December 31,
	2008	Additions	Charge	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(86,720)	$-	$1,483,762
Publication rights	968,977	-	(42,250)	(101,915)	824,812
Customer relationships	228,933	-	(20,491)	(24,712)	183,730
Operating permits	1,450,366	-	(63,236)	(152,547)	1,234,583
Software technology	-	756,969	(189,242)	-	567,727
Total amortized intangible assets	$4,218,758	$756,969	$(401,939)	$(279,174)	$4,294,614

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$(1,239,291)	$-	$-

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $117,995 and $58,722 for the three months ended March 31, 2010 and 2009, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
Years ending December 31,	Broadband	Media	Media	Total
2010 (nine months)	$65,040	$99,700	$189,242	$353,982
2011	86,720	132,934	252,323	471,977
2012	86,720	132,934	63,081	282,735
2013	86,720	132,934	-	219,654
2014	86,720	132,934	-	219,654
Thereafter	1,050,162	1,578,455	-	2,628,617
Total amortization to be recognized	$1,462,082	$2,209,891	$504,646	$4,176,619

12.	Accrued Expenses

Accrued expenses at March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
	2010	2009

Accrued expenses	$1,028,000	$1,053,000
Accrued payroll	904,000	786,000
	$1,932,000	$1,839,000

13.	Convertible Notes

In 2009, we completed a private placement transaction and sold 5% Convertible Promissory Notes, or the 2009 Notes, for gross proceeds of approximately $305,000 and an aggregate of 2,000,000 shares of our common stock at a purchase price of $.15 per share, for aggregate proceeds of $300,000. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

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

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at $.60 per share and expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share (see waiver letters under “Private Financings, June 2009” above).  One investor had his conversion price reduced to $.25 per share.  We recorded a $504,661 original issue discount related to the Notes.  We calculate the interest at 5% annually and issue shares for interest payments on a quarterly basis.  We recorded amortization of original issue discount as interest expense of $24,875 for each of the three months ended March 31, 2010 and 2009.

The convertible notes due are as follows:

	March 31,	December 31,
	2010	2009
Convertible notes , noncurrent	$4,971,250	$4,971,250
Less: Original issue discount	(281,069)	(305,944)
	$4,690,181	$4,665,306

Convertible notes, current	$304,853	$304,853

14.	Warrant Liabilities

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

The warrant liabilities were valued using The Black-Scholes Merton model which incorporates the following assumptions:

	March 31,	December 31,
	2010	2009
Risk-free interest rate	1.51%	1.50%
Expected volatility	298.82%	309.62%
Expected life (in years)	3.2 years	3.4 years
Expected dividend yield	0	0

The FASB authoritative guidance was adopted as of January 2009 and is reported as a cumulative change in accounting principle. The cumulative effect on the accounting for the warrants at January 1, 2009 was as follows:

	Additional	Accumulated	Warrant
	Paid-in Capital	Deficit	Liabilities
Warrants	$(731,496)	$424,373	$307,123

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

Potential common shares outstanding as of March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Warrants	16,874,800	16,874,800
Options	317,500	317,500

For the three month periods ended March 31, 2010 and 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,192,300.

16.	Comprehensive Loss

Comprehensive loss for the periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss attributable to shareholders	$(804,509)	$(1,342,348)
Other comprehensive income (loss):
Currency translation adjustment	19,617	20,798
Unrealized gain (loss) on marketable equity securities	76,568	(85,160)
Comprehensive loss	$(708,324)	$(1,406,710)

17.	Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009, during the three months ended March 31, 2010 and 2009 the Company incurred $91,000 and $87,000, respectively, for interest expense related to these Notes.

As set forth in the related documents and with the consent of the Note holders, we issued 324,756 and 82,855 shares to the Note holders as payment for convertible note interest of approximately $66,000 and $62,000 for the three months ended March 31, 2010 and 2009, respectively.

18.	Stock Based Compensation

Through March 31, 2010, 317,500 options have been issued under the plan and 2,182,500 shares remain available to be issued.

The following table provides the details of the total stock based compensation during the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Stock option amortization	$8,000	$8,000
Warrant amortization	-	7,000
Stock issued as payment for interest	66,000	62,000
	$74,000	$77,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation and recorded a charge of $8,000 during both three month periods ended March 31, 2010 and 2009 in connection with the issuance of stock options.

There were no stock options issued during the three month periods ended March 31, 2010 and 2009.  As of March 31, 2010, there were 317,500 options outstanding with 255,000 options exercisable at a weighted average exercise price of $0.65 with a weighted average remaining life of 4.75 years.

As of March 31, 2010 the Company had total unrecognized compensation expense related to options granted of $27,000 which will be recognized over a remaining service period of 1.75 years.

19.	Warrants

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date
Share Exchange Consulting Warrants	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	1,131,667	$0.50	6/11/2013
	16,874,800

In connection with the Company’s Share Exchange, capital raising efforts in 2007 and the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the Company issued warrants to investors and service providers to purchase common stock of the Company .   As of March 31, 2010, the weighted average exercise price was $.93 and the weighted average remaining life was 3.0 years.  The following table outlines the warrants outstanding as of March 31, 2010 and December 31, 2009:

20.	Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the three month periods ended March 31, 2010 and 2009 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

The estimation of the income tax effect of any future repatriation of the Company’s share of any profits generated by its interests in Jinan Broadband, Shandong Media and AdNet is not practicable.  This is because it may involve additional Chinese taxation on the distributions, or sale proceeds, to the extent that they are in excess of the investments made, but with credits for some or all of the Chinese taxes against U.S. taxes, plus the utilization of operating losses of the WFOE.  All of the foregoing would be subject to various tax-planning strategies.

The Company has not recognized deferred tax assets relating to the excess of its income tax bases in its non-U.S. subsidiaries over their financial statement carrying value because the Company expects to hold the investments and reinvest future earnings indefinitely.

The Company’s income tax benefit for the three months ended March 31, 2010 and 2009 each consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

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

21.	Subsequent Events

On May 20, 2010, the Company entered into separate securities purchase agreements with several accredited investors, including one strategic investor who was an early promoter of pay-per-view programming in the United States.  The securities purchase agreements (the “Financing Agreements”) contemplate three separate, but simultaneous, financing transactions (collectively, the “Financings”).  The first financing will involve the sale of up to $4,629,000 of units (“Common Units”) at a price per Common Unit of $0.05, with each Common Unit consisting of one share of the Company’s common stock and a five year warrant for the purchase of one share of common stock at an exercise price of $0.05.  The second financing, involving the strategic investor, relates to the sale of up to $3,500,000 of units (“Preferred A Units”) at a price of $0.50 per Preferred A Unit, with each Preferred A Unit consisting of one share of the Company’s Series A Preferred Stock and a five year warrant for the purchase of  34.2857 shares of common stock at an exercise price of $0.05 per share of Common Stock.  Each share of Series A Preferred Stock will be convertible into ten shares of common stock (subject to adjustment) and will have super voting rights that allow the strategic investor to have ten votes for each underlying share of common stock that the Series A Preferred Stock is convertible into.  The third financing involves an accredited investor who is an existing holder of the Company’s securities and relates to the sale of up to $3,000,000 of units (the “Preferred B Units”) at a price of $0.50 per Preferred B Unit, with each Preferred B Unit consisting of one share of the Company’s Series B Preferred Stock and a five year warrant for the purchase of  ten shares of common stock at an exercise price of $0.05 per share.  Each share of Series B Preferred Stock will be convertible into ten shares of common stock (subject to adjustment).  The Series B Preferred Stock does not have any voting rights.

In connection with the proposed sale of the Preferred B Units, the Company has agreed, in exchange for the forgiveness of a $600,000 advance to the Company as discussed in Note 9 “Related Party Transactions” above, to allocate such amount towards [Mr. Oliviera’s] investment in the Company’s Financings.  Upon consummation of the Financings, the $600,000 will go towards the purchase of units consisting of one share of the Company’s Series B Preferred Stock and warrants to purchase ten shares of the Company’s common stock, at a per unit price of $0.50.  In addition, the Company will issue to [Mr. Oliviera]  two additional warrants, each for the purchase of one share of the Company’s common stock, for each share of common stock underlying the Preferred B Units purchased in connection with the forgiveness of the advance.  The Company anticipates that the financings will close on or before July 15, 2010.  The $600,000 applied towards the purchase of the Preferred B Units is included in the aggregate $3,000,000 of Preferred B Units sold in the Financing.

The consummation of the Financings is subject to several closing conditions, including without limitation the satisfactory conclusion of the strategic investor’s due diligence investigation of the Company and its subsidiaries and variable interest entities, an amendment to the Company’s articles of incorporation that increases the number of authorized shares of common stock from 95,000,000 to 1,500,000,000 and the number of authorized shares of blank check preferred stock from 5,000,000 to 50,000,000, and the amendment and restatement or other modification as necessary to all of the Company’s agreements with its variable interest entities in China to the satisfaction of the strategic investor.  In addition, at any time prior to the closing, the strategic investor has the complete and unconditional right to terminate its obligations under the Financing Agreements for any reason, for no reason and for convenience in his sole discretion. Proceeds from all investors except the strategic investor are currently held in escrow subject to the closing conditions being satisfied.

Upon closing of the Financings, which the Company’s anticipates will occur on or before July 15, 2010, the strategic investor will hold a majority of the outstanding voting securities of the Company.  The net proceeds will be used to acquire Sinotop Hong Kong as discussed in Note 8 above, to fund the value added service platform and for working capital purposes.

In connection with the Financings, on May 20, 2010, the Company entered into (i) a Waiver and Agreement to Convert with the holders of an aggregate of $4,971,250 in principal amount of notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert with the holders of an aggregate of $304,902 in principal amount of notes of the Company, dated June 30, 2009 (collectively, the “Waivers”), whereby the holders of the notes, except for an existing minority investor of the Company, agreed to convert, upon the consummation of the Financings, 100% of the outstanding principal and interest owing on the notes into shares of the Company’s Common Stock at a conversion price of $0.05 per share (the “Debt Conversion”).  In addition, the holders of the notes, except for the minority investor, will receive warrants identical to those issued in connection with the sale of the Common Units, to purchase such number of shares of the Company’s Common Stock equal to the number of shares of Common Stock issued upon conversion of the notes.  Pursuant to the Waivers, the minority investor, who currently holds notes of the Company in aggregate principal amount of $2,133,400, will (i) convert 100% of the outstanding principal and interest owing on such notes into shares of Series B Preferred Stock at a conversion price of $0.50 per share and (ii) receive warrants identical to those issued in connection with the purchase of Series B Units, to purchase such number of shares of the Company’s Common Stock equal to the number of shares of Common Stock underlying the Series B Preferred Stock issued upon conversion of such notes.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Part I. Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

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

During late 2009, management opted to limit its expenses in respect of AdNet’s business and has reduced AdNet’s full and part time staff, all of which were based in the PRC, from 20 persons to 2 full time employees. Nonetheless, we are maintaining AdNet’s ICP and other licenses, servers and infrastructure, as well as all of its intellectual property, all of which we intend on using both for AdNet and, in connection with other businesses that we contemplate acquiring or entering into, which would require similar technology and infrastructure.

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

The LOI summarizes the proposed terms of the acquisition by CB Cayman of 100% of the outstanding capital stock of Sinotop Hong Kong from its sole stockholder in consideration for a percentage of China Broadband to be determined in the definitive agreement.  Among other customary closing conditions, the acquisition is contingent upon (1) the drafting and negotiation of definitive agreements that cover the matters discussed in the LOI, (2) the funding of the Note (as defined below), which has already occurred, (3) the contribution by CB Cayman of at least US$5,000,000 to the capital of Sinotop Hong Kong (or the purchase by CB Cayman of newly issued shares of Sinotop Hong Kong in consideration for the same amount), and (4) the absence of any debts, obligations or encumbrances on the equity or assets of Sinotop Hong Kong and the WFOE other than the Note and the VIE Contracts.  The LOI contains a binding exclusivity provision that prohibits Sinotop Hong Kong and Sinotop Hong Kong’s sole stockholder from soliciting, initiating, entertaining, participating in any discussions or negotiations concerning, or making or accepting any offer or proposed transaction with any third party with regard to, any of the transactions contemplated by the LOI or any similar transaction.    This transaction has not been consummated yet and we are dependent, among other conditions, on our ability to raise capital in order to complete this transaction.

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of CB Cayman’s loan to Sinotop Hong Kong of US$580,000 as contemplated by the LOI.

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

Recent Developments

On May 20, 2010, we entered into separate securities purchase agreements with several accredited investors, including one strategic investor who was an early promoter of pay-per-view programming in the United States.  The securities purchase agreements (the “Financing Agreements”) contemplate three separate, but simultaneous, financing transactions (collectively, the “Financings”).  The first financing will involve the sale of up to $4,629,000 of units (“Common Units”) at a price per Common Unit of $0.05, with each Common Unit consisting of one share of our common stock and a five year warrant for the purchase of one share of our common stock at an exercise price of $0.05.  The second financing, involving the strategic investor, relates to the sale of up to $3,500,000 of units (“Preferred A Units”) at a price of $0.50 per Preferred A Unit, with each Preferred A Unit consisting of one share of our Series A Preferred Stock and a five year warrant for the purchase of  34.2857 shares of our common stock at an exercise price of $0.05 per share of Common Stock.  Each share of Series A Preferred Stock will be convertible into ten shares of our Common Stock (subject to adjustment) and will have super voting rights that allow the strategic investor to have ten votes for each underlying share of Common Stock that the Series A Preferred Stock is convertible into.  The third financing involves an accredited investor who is an existing holder of our securities and relates to the sale of up to $3,000,000 of units (the “Preferred B Units”) at a price of $0.50 per Preferred B Unit, with each Preferred B Unit consisting of one share of our Series B Preferred Stock and a five year warrant for the purchase of ten shares of our common stock at an exercise price of $0.05 per share of Common Stock.  Each share of Series B Preferred Stock will be convertible into ten shares of our Common Stock (subject to adjustment).  The Series B Preferred Stock does not have any voting rights.

In connection with the proposed sale of the Preferred B Units, the Company has agreed, in exchange for the forgiveness of a $600,000 advance to the Company as discussed in Note 9 “Related Party Transactions” above, to allocate such amount towards [Mr. Oliviera’s] investment in the Company’s Financings.  Upon consummation of the Financings, the $600,000 will go towards the purchase of units consisting of one share of the Company’s Series B Preferred Stock and warrants to purchase ten shares of the Company’s common stock, at a per unit price of $0.50.  In addition, the Company will issue to [Mr. Oliviera] two additional warrants, each for the purchase of one share of the Company’s common stock, for each share of common stock underlying the Preferred B Units purchased in connection with the forgiveness of the advance.  The Company anticipates that the financings will close on or before July 15, 2010.  The $600,000 applied towards the purchase of the Preferred B Units is included in the aggregate $3,000,000 of Preferred B Units sold in the Financing.

The consummation of the Financings is subject to several closing conditions and uncertainties, including without limitation the satisfactory conclusion of the strategic investor’s due diligence investigation of us and our subsidiaries and variable interest entities, an amendment to our articles of incorporation that increases the number of authorized shares of our common stock from 95,000,000 to 1,500,000,000 and the number of authorized shares of our blank check preferred stock from 5,000,000 to 50,000,000, and the amendment and restatement or other modification as necessary to all of our agreements with our variable interest entities in China to the satisfaction of the strategic investor.  In addition, at any time prior to the closing, the strategic investor has the complete and unconditional right to terminate its obligations under the Financing Agreements for any reason, for no reason and for convenience in his sole discretion.  Proceeds from all investors except the strategic investor are currently held in escrow subject to the closing conditions being satisfied.

Upon closing of the Financings, which we anticipate will occur on or before July 15, 2010, the strategic investor will hold a majority of the outstanding voting securities of the Company.  The net proceeds will be used to acquire Sinotop Hong Kong as discussed above, to fund the value added service platform and for working capital purposes.

In connection with the Financings, on May 20, 2010, we entered into (i) a Waiver and Agreement to Convert with the holders of an aggregate of $4,971,250 in principal amount of notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert with the holders of an aggregate of $304,902 in principal amount of notes of the Company, dated June 30, 2009 (collectively, the “Waivers”), whereby the holders of the notes, except for an existing minority investor of the Company, agreed to convert, upon the consummation of the Financings, 100% of the outstanding principal and interest owing on the notes into shares of our Common Stock at a conversion price of $0.05 per share (the “Debt Conversion”).  In addition, the holders of the notes, except for the minority investor, will receive warrants identical to those issued in connection with the sale of the Common Units, to purchase such number of shares of our Common Stock equal to the number of shares of Common Stock issued upon conversion of the notes.  Pursuant to the Waivers, the minority investor, who currently holds notes of the Company in aggregate principal amount of $2,133,400, will (i) convert 100% of the outstanding principal and interest owing on such notes into shares of Series B Preferred Stock at a conversion price of $0.50 per share and (ii) receive warrants identical to those issued in connection with the purchase of Series B Units, to purchase such number of shares of our Common Stock equal to the number of shares of Common Stock underlying the Series B Preferred Stock issued upon conversion of such notes.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	3 Months Ended		Amount	%
	March 31,	March 31,	Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
		(as restated)

Revenue	$1,876,000	$1,949,000	$(73,000)	-4%
Cost of revenue	1,074,000	1,174,000	(100,000)	-9%
Gross profit	802,000	775,000	27,000	3%

Selling, general and adminstrative expenses	723,000	718,000	5,000	1%
Professional fees	169,000	110,000	59,000	54%
Depreciation and amortization	946,000	831,000	115,000	14%

Loss from operations	(1,036,000)	(884,000)	(152,000)	17%

Interest & other income / (expense)
Interest income	3,000	3,000	-	0%
Interest expense	(91,000)	(88,000)	(3,000)	3%
Change in fair value of warrant liabilities	42,000	(614,000)	656,000	-107%
Loss on sale of marketable equity securities	-	(20,000)	20,000	-100%

Loss before income taxes and noncontrolling interests	(1,082,000)	(1,603,000)	521,000	-33%

Income tax benefit	14,000	15,000	(1,000)	-7%

Net loss, net of tax	(1,068,000)	(1,588,000)	520,000	-33%

Plus: Net loss attributable to noncontrolling interests	264,000	246,000	18,000	7%

Net loss attributable to China Broadband shareholders	$(804,000)	$(1,342,000)	$538,000	-40%

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Our revenues are generated by our operating companies in the PRC.  Revenues for the three months ended March 31, 2010 totaled $1,876,000, as compared to $1,949,000 for the three months ended March 31, 2009, a decrease of approximately $73,000, or 4%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.  For the three months ended March 31, 2010, revenues totaled $1,230,000, an increase of $145,000, or 13%, as compared to revenues of $1,085,000 for the first quarter of 2009. The increase is attributable to increases in our value added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the three months ended March 31, 2010, revenues totaled $646,000, a decrease of $218,000, or 25%, as compared to revenues of $864,000 for the first quarter of 2009.  Although we had decreases in both our publication and advertising revenues, the decrease is mainly attributable to decreases in advertising revenue which can be directly correlated to the decline of the advertising market as a whole in China.  We believe this decrease to be temporary.  We will continue to look to increase our advertising sales for the publishing side of the business.  We also anticipate launching an electronic programming guide in the second part of 2010.  This will be another significant source of revenue for the company.

Gross Profit

Our gross profit for the three months ended March 31, 2010 was $802,000, as compared to $775,000 for the three months ended March 31, 2009, an increase of approximately $27,000, or 3%.  Jinan Broadband’s gross profit increased $120,000, or 25%, mainly due to increased revenue.  Shandong Media’s gross profit decreased $93,000, or 31%, primarily due to decreased revenues.

Gross profit as a percentage of revenue was 43% for the three months ended March 31, 2010, as compared to 40% for the three months ended March 31, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2010 increased approximately $5,000 to $723,000, as compared to $718,000 for the three months ended March 31, 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses. During the first quarter of 2010, salaries and personnel costs accounted for 64% of our selling, general and administrative expenses.  For the three months ended March 31, 2010, salaries and personnel costs totaled $461,000, an increase of $31,000 or 7% as compared to $430,000 for the first quarter of 2009.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Our professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $59,000, or 54%, to $169,000 during the three months ended March 31, 2010 from $110,000 in 2009.  We expect our costs for professional services for public company reporting and corporate governance expenses to remain significant, but to decrease as a percentage of our overall revenues if we continue to acquire new entities and enter into strategic partnerships.

Depreciation and Amortization

Our depreciation expense increased $55,000, or 7%, to $804,000 for the three months ended March 31, 2010 from $749,000 in 2009.  The increase is mainly due to the acquisition of new equipment by our Jinan Broadband subsidiary.

Our amortization expense increased $60,000, or 72%, to $142,000 for the three months ended March 31, 2010 from $82,000 in 2009.  The increase is mainly due to the amortization expense related to our software technology acquired from our AdNet Media acquisition.

Interest and Other Income (Expense), net

Interest income
Interest income was $3,000 for both three month periods ended March 31, 2010 and 2009.

Interest expense
Interest expense is related to our 5% Convertible Notes issued in January 2008 and June 2009.  Interest expense increased $3,000, or 3%, to $91,000 for the three months ended March 31, 2010 from $88,000 in 2009, primarily due to additional convertible notes issued in 2009 in the amount of approximately $305,000.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.

We expect our interest expense to increase due to the convertible notes issued in 2009.  Interest on the Notes compounds monthly at the annual rate of five percent (5%).  The January 2008 Notes mature on January 11, 2013.  The outstanding principal amount of the January 2008 Notes as of March 31, 2010 was $4,971,250, net of original issue discount of $504,661.  The June 2009 Notes mature on May 27, 2010.  The outstanding principal amount on the June 2009 Notes as of December 31, 2009 was approximately $305,000.

Change in fair value of warrant liabilities
Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $42,000 classified as a change in fair value of warrants on our statement of operations for the 3 months ended March 31, 2010 and we recorded a charge of $614,000 in 2009.

Loss on sale of marketable equity securities
There were no sales of our marketable equity securities during the three months ended March 31, 2010.  We recorded a loss of $20,000 during the first quarter of 2009.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended March 31, 2010, $204,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $224,000 during the first quarter of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended March 31, 2010, $60,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $22,000 during the first quarter of 2009.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended March 31, 2010 was $804,000, a decrease of $538,000, or 40%, as compared to $1,342,000 for the three months ended March 31, 2009.  The decrease is primarily due to the recognition of a $614,000 charge due to the increase in the fair value of warrant liabilities in 2009.

The following table breaks down the results of operations for the three months ended March 31, 2010 and 2009 between our operating companies and our non-operating companies.  Our operating companies include Jinan Broadband and Shandong Media.

	3 Months Ended				3 Months Ended
	March 31, 2010				March 31, 2009
					(as restated)
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,876,000		$-	$1,876,000	$1,949,000		$-	$1,949,000
Cost of revenue	1,074,000		-	1,074,000	1,174,000		-	1,174,000
Gross profit	802,000	43%	-	802,000	775,000	40%	-	775,000

Selling, general and adminstrative expenses	532,000	28%	191,000	723,000	525,000	27%	193,000	718,000
Professional fees	1,000	0%	168,000	169,000	4,000	0%	106,000	110,000
Depreciation and amortization	805,000	43%	141,000	946,000	750,000	38%	81,000	831,000

Loss from operations	(536,000)	-29%	(500,000)	(1,036,000)	(504,000)	-26%	(380,000)	(884,000)

Interest & other income / (expense)
Interest income	1,000		2,000	3,000	3,000		-	3,000
Interest expense	-		(91,000)	(91,000)	-		(88,000)	(88,000)
Change in fair value of warrant liabilities	-		42,000	42,000	-		(614,000)	(614,000)
Loss on sale of marketable equity securities	-		-	-	-		(20,000)	(20,000)

Loss before income taxes and noncontrolling interests	(535,000)		(547,000)	(1,082,000)	(501,000)		(1,102,000)	(1,603,000)

Income tax benefit	-		14,000	14,000	-		15,000	15,000

Net loss, net of tax	(535,000)		(533,000)	(1,068,000)	(501,000)		(1,087,000)	(1,588,000)

Plus: Net loss attributable to noncontrolling interest	264,000		-	264,000	246,000		-	246,000

Net loss attributable to China Broadband shareholders	$(271,000)		$(533,000)	$(804,000)	$(255,000)		$(1,087,000)	$(1,342,000)

Liquidity and Capital Resources

As of March 31, 2010 we had cash and cash equivalents of approximately $1,514,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital. (See “Need for Additional Capital”, below).

Cash Flows

The following sets forth a summary of the Company’s cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net cash provided by operating activities	$89,000	$106,000
Net cash used in investing activities	(1,372,000)	(757,000)
Net cash provided by financing activities	581,000	4,000
Effect of exchange rate changes on cash	26,000	21,000
Net decrease in cash and cash equivalents	(676,000)	(627,000)
Cash and cash equivalents at beginning of period	2,190,000	4,426,000
Cash and cash equivalents at end of period	1,514,000	3,799,000

Operating activities
Cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $88,000 and $106,000, respectively.

Investing activities
Investing activities for the three months ended March 31, 2010 and 2009 used cash of $1,372,000 and $757,000, respectively.  For 2010, this amount consisted of (i) $224,000 for additions to property and equipment, (ii) $580,000 loan to Sinotop Group Ltd for our potential acquisition and (iii) $568,000 loan to our Shandong Media shareholders.  For 2009, this amount consisted of (i) $227,000 for additions to property and equipment and (ii) $585,000 loan to our Shandong Media shareholder partially offset by the proceeds from the sale of Cablecom Holding Shares in the amount of $55,000.

Financing activities
Financing activities for the three months ended 2010 and 2009 provided cash of $581,000 and $4,000, respectively.  For 2010, the amount consisted of $600,000 from the issuance of a convertible note payable offset by a $19,000 decrease in the payable to Jinan Parent.  For 2009, the amount was due to an increase in the payable to Jinan Parent in the amount of $4,000.

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

On June 30, 2009, we consummated a note offering pursuant to which we issued $304,902 principal amount of notes to nine investors.  The notes accrue interest at 5% per year payable quarterly in cash or stock, were initially convertible at $.20 per share, and become due and payable in full on May 27, 2010.   In connection with the Financings discussed above, on May 20, 2010, we entered into a Waiver and Agreement to Convert (the “Waiver”) with the note holders whereby the holders $171,502 in aggregate principal amount of the notes agreed to convert, upon the consummation of the Financings, 100% of the outstanding principal and interest owing on the notes into shares of our common stock at a conversion price of $0.05 per share.  In addition, the holders of such notes will receive warrants identical to those issued in connection with the sale of the Common Units, to purchase such number of shares of our common stock equal to the number of shares of common stock issued upon conversion of such notes.  Pursuant to the Waiver, the holder of the remaining $133,400 in aggregate principal amount of the notes will (i) convert 100% of the outstanding principal and interest owing on such notes into shares of Series B Preferred Stock at a conversion price of $0.50 per share and (ii) receive warrants identical to those issued in connection with the purchase of Preferred B Units, to purchase such number of shares of our Common Stock equal to the number of shares of Common Stock underlying the Series B Preferred Stock issued upon conversion of such notes.  In addition, the Waiver amends the maturity date of the Notes from May 27, 2010 to December 31, 2012.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations beyond 12 months nor fund the required contribution to Shandong Publishing or the $305,000 convertible notes maturing May 27, 2010 without raising additional capital.  We presently do not have any available credit, bank financing or other external sources of liquidity.  Accordingly, we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 includes a summary of our most significant accounting policies.  There have been no material changes to the critical accounting policies previously disclosed in our 2009 Annual Report on Form 10-K.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, stock-based compensation and warrant liabilities.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements
Refer to Note 3 for to the financial statements for updates on recent accounting pronouncements since the filing of our 2009 annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Although we still have material weaknesses, we have hired outside consultants to help improve our internal controls.

b. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which describes the various risks and uncertainties to which we are or may become subject to.

No assurance can be made that the Company will be able to consummate its currently contemplated offering.

As set forth in the section titled “Recent Developments” above, the Company entered into various financing agreements all of which are subject to a number of pre and post conditions and satisfactory due diligence of the strategic investor, which may also terminate the transaction for any reason or no reason.  If we do not complete this financing we will likely not be able to complete our acquisition of Sinotop and will continue to have liquidity problems as we have limited capital to operate our operations without such financing.  We do not have alternate financing commitments at this time.  If a financing is not completed, the Company will be adversely affected.

Other than as relates to the above risks, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 24, 2010.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer)

By:	/s/ Yue Pu
Name: Yue Pu
Title: Vice Chairman (Principal Accounting Officer, Principal
Financial Officer)