Form 10-Q/A
period 2009-06-30
CHINA BROADBAND INC
filed 2010-08-23
CIK 837852

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

Explanatory Note

China Broadband, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 19, 2009 (the “Original Filing”).

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

For the three months and six months ended June 30, 2009, the adoption of ASC 815 had the effect of increasing warrant liabilities and net loss by approximately $627,000 and $1,241,000, respectively.

2)
Correct an error related to the valuation of our Shandong Media intangibles which include our publication rights, operating permits and customer relationships and minor changes to the valuation of property and equipment.  The correction resulted in a decrease to the value of our intangible assets and property and equipment by reclassifying approximately $275,000 from noncontrolling interest.

3)
Adjust the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, amortization expense of approximately $63,000 was recorded for the three months ended June 30, 2009.

4)	Reclassify legal costs for approximately $8,000 related to stock issued for our AdNet acquisition and related to stock issued for cash to additional paid in capital.

In addition, the Company is concurrently filing certain additional improvements to its disclosures in this amended Form 10-Q/A for the quarter ended June 30, 2009.

For the convenience of the reader, this Form 10-Q/A sets forth the entire filing which was prepared and relates to the Company as of and for the quarter ended June 30, 2009.  Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-Q/A not affect by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since August 19, 2009.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,874,820	$4,425,529
Marketable equity securities	108,873	254,496
Accounts receivable	234,787	136,709
Inventory	788,336	877,309
Prepaid expense	70,520	46,380
Loan receivable	280,033	-
Amounts due from shareholders	634,687	-
Other current assets	123,185	153,277
Total current assets	4,115,241	5,893,700

Property and equipment, net	8,245,770	9,299,473
Intangible assets, net	4,516,028	4,218,758
Goodwill	1,239,291	-
Other assets	477,888	692,911
Total assets	$18,594,218	$20,104,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,090,002	$1,237,251
Accrued expenses	1,389,185	936,134
Deferred revenue	1,424,869	1,382,103
Convertible notes payable	304,853	-
Loan payable	398,517	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	152,099	2,795,472
Warrant liabilities	1,547,910	-
Other current liabilities	90,650	72,013
Total current liabilities	6,543,764	6,568,652

Convertible notes payable	4,614,452	4,564,427
Deferred tax liability	950,499	790,617
Total liabilities	12,108,715	11,923,696

Commitments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 64,101,056 and 50,585,455 issued and outstanding	64,102	50,586
Additional paid-in capital	14,768,049	13,372,358
Accumulated deficit	(14,630,874)	(12,200,287)
Accumulated other comprehensive income	306,289	320,858
Total China Broadband shareholders' equity	507,566	1,543,515
Noncontrolling interests	5,977,937	6,637,631

Total shareholders' equity	6,485,503	8,181,146

Total liabilities and shareholders' equity	$18,594,218	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Revenue	$1,989,517	$1,053,367	$3,938,927	$2,056,633
Cost of revenue	1,102,915	543,857	2,276,796	896,055
Gross profit	886,602	509,510	1,662,131	1,160,578

Selling, general and adminstrative expenses	740,878	310,808	1,458,806	811,914
Professional fees	181,901	168,163	292,397	305,416
Depreciation and amortization	904,824	694,075	1,736,131	1,441,530

Loss from operations	(941,001)	(663,536)	(1,825,203)	(1,398,282)

Interest & other income / (expense)
Settlement gain	-	1,300,692	-	1,300,692
Interest income	1,926	3,535	5,384	19,126
Interest expense	(89,664)	(88,901)	(177,048)	(167,443)
Change in fair value of warrant liabilities	(626,978)	-	(1,240,787)	-
Gain (loss) on sale of securities	(10,283)	17,498	(30,635)	17,498
Other	53	389	(275)	(13,128)

Net income (loss) before income taxes and noncontrolling interest	(1,665,947)	569,677	(3,268,564)	(241,537)

Income tax benefit	14,680	6,433	29,360	12,866

Net income (loss), net of tax	(1,651,267)	576,110	(3,239,204)	(228,671)

Plus: Net loss attributable to noncontrolling interests	138,657	119,476	384,246	287,538

Net income (loss) attributable to China Broadband shareholders	$(1,512,610)	$695,586	$(2,854,958)	$58,867

Net income (loss) per share
Basic	$(0.02)	$0.01	$(0.05)	$0.00
Diluted	$(0.02)	$0.01	$(0.05)	$0.00

Weighted average shares outstanding
Basic	62,621,651	50,297,145	56,290,826	50,185,120
Diluted	62,621,651	60,635,811	56,290,826	63,114,715

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Periods Ended June 30, 2009 (Unaudited) (Restated) and December 31, 2008

					Accumulated	China
			Additional		Other	Broadband
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income (loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2007	50,048,000	$50,048	$10,485,874	$(8,845,424)	$331,768	$2,022,266	$4,879,802	$6,902,068

Warrant valuation associated with convertible notes payable & other	-	-	745,694	-	-	745,694	-	745,694

Option valuation associated with employment agreeement	-	-	44,898	-	-	44,898	-	44,898

Shares issued for penalty of non-registration	207,599	208	421,970	-	-	422,178	-	422,178

Warrant valuation associated with extension from settlement agreement	-	-	1,426,862	-	-	1,426,862	-	1,426,862

Shares issued as payment for convertible note interest	329,856	330	247,061	-	-	247,391	-	247,391

Shandong Media joint venture	-	-	-	-	-	-	2,367,459	2,367,459

Comprehensive loss:
Net loss	-	-	-	(3,354,865)	-	(3,354,865)	(609,630)	(3,964,495)
Foreign currency translation adjustments	-	-	-	-	(10,906)	(10,906)	-	(10,906)

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,862	$1,543,518	$6,637,631	$8,181,149

Cumulative effect of accounting change for warrants - reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	260,703	261	126,193	-	-	126,454	-	126,454

Stock option compensation expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued for cash	-	-	(4,021)			(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(2,854,958)	-	(2,854,958)	(384,246)	(3,239,204)	$(2,854,958)
Foreign currency translation adjustments	-	-	-	-	21,720	21,720	-	21,720	21,720

Unrealized loss on marketable equity securities	-	-	-	-	(36,293)	(36,293)	-	(36,293)	(36,293)

Balance June 30, 2009	64,101,056	$64,102	$14,768,049	$(14,630,874)	$306,289	$507,566	$5,977,937	$6,485,503	$(2,869,531)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Restated)
Cash flows from operating
Net loss	$(3,239,204)	$(228,671)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	160,111	91,250
Depreciation and amortization	1,528,029	1,441,530
Noncash interest expense	50,025	47,261
Deferred income tax	(29,360)	(12,866)
Gain (loss) on sale of marketable equity securities	30,626	(17,498)
Change in fair value of warrant liabilities	1,240,787	-
Gain on settlement agreement	-	(1,300,692)
Change in assets and liabilities, net of amounts assumed in AdNet acquisition,
Accounts receivable	(98,078)	54,285
Inventory	88,973	(106,300)
Prepaid expenses and other assets	(69,244)	(11,408)
Accounts payable and accrued expenses	460,686	321,370
Deferred revenue	42,766	110,610
Other	(2)	(747)
Net cash provided by operating activities	166,115	388,124

Cash flows from investing activities:
Investment in Shandong Newspaper	-	(1,449,248)
Cash acquired in AdNet acquisition	17,568	-
Proceeds from sale of marketable equity securities	78,706	339,998
Acquisition of property and equipment	(236,515)	(1,115,686)
Loans to Shandong Media shareholders	(552,140)	-
Net cash used in investing activities	(692,381)	(2,224,936)

Cash flows from financing activities
Proceeds from sale of equity securities	300,000	-
Proceeds from issuance of convertible notes payable	304,853	4,850,000
Legal fees associated with AdNet acquisition and share issuance	(7,643)	-
Issuance costs associated with private placement and convertible notes	-	(104,500)
Payable to Jinan Parent	(2,643,373)	231,864
Net cash (used in) provided by financing activities	(2,046,163)	4,977,364

Effect of exchange rate changes on cash	21,720	448,260

Net increase (decrease) in cash and cash equivalents	(2,550,709)	3,588,812
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$1,874,820	$4,061,482

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$552	$375
Value assigned to shares as payment for interest expense	$126,455	$119,806
Shandong Media valuation adjustment	$275,448	$-
Convertible notes issued as payment for debt issuance costs	$-	$121,250
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$424,373	$-

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

2.	Restatement

The accompanying financial statements for the three months and six months ended June 30, 2009 have been restated as described below:

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

For the three months and six months ended June 30, 2009, the adoption of ASC 815 had the effect of increasing warrant liabilities and net loss by approximately $627,000 and $1,241,000.

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

3)
Adjusted the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, amortization expense of approximately $63,000 was recorded for the three months ended June 30, 2009.

4)	Reclassified legal costs for approximately $8,000 related to stock issued for our AdNet acquisition and related to stock issued for cash to additional paid in capital.

3.	Accounting Policy Changes

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

The purchase price was allocated to each major class of identifiable assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.  The following represents the allocation of the purchase price.

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs at June 30, 2009 include Jinan Broadband and Shandong Media.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$108,873	$-	$-	$108,873
Liabilities
Fair value of warrants	$-	$-	$1,547,910	$1,547,910

	December 31, 2008
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$254,496	$-	$-	$254,496

8.	Related Party Transactions

Loan Receivable

As of June 30, 2009, the Company has loaned approximately $280,000 to Music Magazine to fund its operations.  The loan is unsecured, interest free and has no fixed repayment terms.  Music Magazine is related through Modern Movie & TV Biweekly Press.

Amounts due from Shareholders

Amounts due from shareholders include $91,000 advanced to Shandong Broadcast & TV Weekly Press and $544,000 advanced to Modern Movie & TV Biweekly Press in 2008. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2009.  During the period ended June 30, 2009, the Company advanced approximately $552,000 to the shareholders.

Payable to Jinan Parent

During the six months ended June 30, 2009, Jinan Broadband paid approximately $2,643,000 to Jinan Parent.  At June 30, 2009, approximately $152,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

9.	Goodwill and Other Intangible Assets

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

	Balance at				Balance at
	December 31,			Other	June 30,
	2008	Additions	Amortization	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(43,360)	$-	$1,527,122
Publication rights	968,977	-	(24,846)	(101,915)	842,216
Customer relationships	228,933	-	(12,050)	(24,712)	192,171
Operating permits	1,450,366	-	(37,188)	(152,547)	1,260,631
Software technology	-	756,969	(63,081)	-	693,888
Total amortized intangible assets	$4,218,758	$756,969	$(180,525)	$(279,174)	$4,516,028

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$-	$-	$1,239,291

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $180,525 and $51,462 for the six months ended June 30, 2009 and 2008, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
	Broadband	Media	Media	Total
2009 (six months)	$43,360	$66,467	$126,161	$235,988
2010	86,720	132,934	252,323	471,977
2011	86,720	132,934	252,323	471,977
2012	86,720	132,934	63,081	282,735
2013	86,720	132,934	-	219,654
Thereafter	1,136,882	1,696,815	-	2,833,697
Total amortization to be recognized	$1,527,122	$2,295,018	$693,888	$4,516,028

10.	Private Financings, June 2009

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

11.	Convertible Notes, January 2008

On January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Convertible Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.

As described in Note 9 above, in connection with the Note Offering and Equity Financing, the Company entered into a waiver letter with all the holders of January 2008 Notes (“Existing Note Holders”) pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share down to (i) $.20 per share (i.e. the same conversion price as the Notes in the Note Offering) for the Existing Note Holders that invested in the Notes (i.e. the Note Investors), and (ii) $.25 per share for those Existing Note Holders that did not reinvest in the new notes.

12.	Settlement Agreement

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

The following represents the details of the net gain the Company recognized as a result of the Settlement Agreement during the quarter ended June 30, 2008 which is recorded in “Interest and other income (expense)” in the accompany Statement of Operations:

Receipt of Cablecom Holding Shares	$2,515,500
Waiver of accrued compensation	212,054
Warrant extensions	(1,426,862)

Net gain	$1,300,692

13.	Warrant Liabilities

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

The warrant liabilities were valued using The Black-Scholes Merton model which incorporates the following assumptions:

	June 30,	January 1,
	2009	2009
Risk-free interest rate	2.24%	1.30%
Expected volatility	317.27%	311.69%
Expected life (in years)	3.9 years	4.4 years
Expected dividend yield	0	0

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

14.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding for three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Warrants	16,874,800	16,874,800	16,874,800	16,874,800
Options	317,500	317,500	317,500	317,500

For each of the three month and six month periods ended June 30, 2009 and 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,192,300.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to shareholders	$(1,513,000)	$696,000	$(2,855,000)	$59,000
Other comprehensive income (loss):
Currency translation adjustment	1,000	313,000	22,000	448,000
Unrealized gain (loss) on marketable equity securities	49,000	170,000	(36,000)	170,000
Comprehensive income (loss)	$(1,463,000)	$1,179,000	$(2,869,000)	$677,000

16.	Stock Based Compensation

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

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  During the three month periods ended June 30, 2009 and 2008, the Company recorded a charge of $18,000 and $0, respectively.  During the six month periods ended June 30, 2009 and 2008, the Company recorded a charge of $27,000 and $8,000, respectively in connection with the issuance of stock options.

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

17.	Warrants

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

In connection with the Convertible Notes issued in January 2008 and June 2009 as described above in Notes 9 and 10, during the three months ended June 30, 2009 and 2008 the Company incurred $89,000 and $89,000 in interest expense related to these Notes and Warrants, respectively.  During the six months ended June 30, 2009 and 2008 the Company incurred $176,000 and $167,000 in interest expense related to these Notes and Warrants, respectively.

As set forth in the related documents and with the consent of the Note holders, the Company issued 260,703 and 159,743 shares to the Note holders in lieu of cash of approximately $126,000 and $120,000 for interest in the six month periods ended June 30, 2009 and 2008, respectively.

19.	Income Taxes

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

20.	Reclassifications

Certain prior year information has been reclassified to be comparable with the current year presentation, principally due to the adoption of ASC 810, Consolidation.

21.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our consolidated financial statements and related notes for the quarter ended June 30, 2009 contained in this Form 10-Q/A.  The following is also necessarily subject to, and we incorporate herein, the forward looking statements disclosure provided in the forepart to this Form 10-Q/A as well as Risk Factors discussed therein, all of which should be considered.

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

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$1,989,000	$1,054,000	$935,000	89%
Cost of revenue	1,103,000	544,000	559,000	103%
Gross profit	886,000	510,000	376,000	74%

Selling, general and adminstrative expenses	741,000	311,000	430,000	138%
Professional fees	182,000	169,000	13,000	8%
Depreciation and amortization	905,000	694,000	211,000	30%

Loss from operations	(942,000)	(664,000)	(278,000)	42%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	2,000	4,000	(2,000)	-50%
Interest expense	(90,000)	(89,000)	(1,000)	1%
Change in fair value of warrant liabilities	(627,000)	-	(627,000)	-
Gain (loss) on sale of securities	(10,000)	18,000	(28,000)	-156%

Net income (loss) before income taxes and noncontrolling interests	(1,667,000)	570,000	(2,237,000)	-392%

Income tax benefit	15,000	6,000	9,000	150%

Net income (loss), net of tax	(1,652,000)	576,000	(2,228,000)	-387%

Net loss attributable to noncontrolling interests	139,000	120,000	19,000	16%

Net income (loss) attributable to China Broadband shareholders	$(1,513,000)	$696,000	$(2,209,000)	-317%

	6 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$3,939,000	$2,057,000	$1,882,000	91%
Cost of revenue	2,277,000	896,000	1,381,000	154%
Gross profit	1,662,000	1,161,000	501,000	43%

Selling, general and adminstrative expenses	1,459,000	812,000	647,000	80%
Professional fees	292,000	305,000	(13,000)	-4%
Depreciation and amortization	1,736,000	1,442,000	294,000	20%

Loss from operations	(1,825,000)	(1,398,000)	(427,000)	31%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	5,000	19,000	(14,000)	-74%
Interest expense	(176,000)	(167,000)	(9,000)	5%
Gain (loss) on sale of securities	(31,000)	17,000	(48,000)	-282%
Change in fair value of warrant liabilities	(1,241,000)	-	(1,241,000)	-
Other	-	(14,000)	14,000	-100%

Net income (loss) before income taxes and noncontrolling interest	(3,268,000)	(242,000)	(3,026,000)	1250%

Income tax benefit	29,000	13,000	16,000	123%

Net income (loss), net of tax	(3,239,000)	(229,000)	(3,010,000)	1314%

Plus: Net loss attributable to noncontrolling interests	384,000	288,000	96,000	33%

Net income (loss) attributable to China Broadband shareholders	$(2,855,000)	$59,000	$(2,914,000)	-4939%

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

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the three months ended June 30, 2009 and 2008.

	2009	2008
Accounting	$102,000	$63,000
Consulting	$21,000	$16,000
Legal	$59,000	$89,000
Total	$182,000	$168,000

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

Depreciation and Amortization

	2009	2008
Depreciation	$760,000	$646,000
Amortization	$145,000	$48,000
Total	$905,000	$694,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.4 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $97,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008 and our software technology acquired in the acquisition of AdNet.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $(725,000) during the three months ended June 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $90,000
•	the loss on the sale of marketable equity securities in the amount of $10,000
•	the increase in fair value of warrant liabilities in the amount of $627,000

During the three months ended June 30, 2008, interest and other income (expense), net, of approximately $1,233,000, a decrease of $1,958,000 compared to the second quarter of 2009 was primarily due to the net gain of $1,301,000 recognized from a Settlement Agreement entered into on January 11, 2008.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $627,000 classified as a change in fair value of warrants on our statement of operations for the 3 months ended June 30, 2009.

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

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended June 30, 2009 was $1,513,000.  For the 2008 period, the company had net income attributable to shareholders of $695,000, a decrease of $2,208,000, or 317%.  The decrease in net income attributable to shareholders is primarily due to (1) the recognition of a net gain of $1,301,000 from a Settlement Agreement entered into on January 11, 2008 and (2) the recognition of a $627,000 charge due the increase in the fair value of warrant liabilities.  Other changes include:

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

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes operations of our Shandong Media and AdNet Media companies as compared to no inclusion in 2008.

	3 Months Ended				3 Months Ended
	June 30, 2009				June 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,989,000		$-	$1,989,000	$1,054,000		$-	$1,054,000
Cost of revenue	1,103,000		-	1,103,000	544,000		-	544,000
Gross profit	886,000	45%	-	886,000	510,000	48%	-	510,000

Selling, general and adminstrative expenses	531,000	27%	210,000	741,000	106,000	10%	205,000	311,000
Professional fees	12,000	1%	170,000	182,000	3,000	0%	166,000	169,000
Depreciation and amortization	760,000	38%	145,000	905,000	646,000	61%	48,000	694,000

Loss from operations	(417,000)	-11%	(525,000)	(942,000)	(245,000)	-23%	(419,000)	(664,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	2,000		-	2,000	3,000		1,000	4,000
Interest expense	-		(90,000)	(90,000)	-		(89,000)	(89,000)
Change in fair value of warrant liabilities	-		(627,000)	(627,000)	-		-	-
Loss on sale of securities	-		(10,000)	(10,000)	-		18,000	18,000

Income (loss) before income tax	(415,000)		(1,252,000)	(1,667,000)	(242,000)		812,000	570,000

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net income (loss)	(415,000)		(1,237,000)	(1,652,000)	(242,000)		818,000	576,000

Net loss attributable to noncontrolling interest	139,000		-	139,000	120,000		-	120,000

Net income (loss) attributable to shareholders	$(276,000)		$(1,237,000)	$(1,513,000)	$(122,000)		$818,000	$696,000

Comparison of Six Months Ended June 30, 2009 and 2008

The following table presents for the periods indicated the results of the Company's operations.

	6 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$3,939,000	$2,057,000	$1,882,000	91%
Cost of revenue	2,277,000	896,000	1,381,000	154%
Gross profit	1,662,000	1,161,000	501,000	43%

Selling, general and adminstrative expenses	1,459,000	812,000	647,000	80%
Professional fees	292,000	305,000	(13,000)	-4%
Depreciation and amortization	1,736,000	1,442,000	294,000	20%

Loss from operations	(1,825,000)	(1,398,000)	(427,000)	31%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	5,000	19,000	(14,000)	-74%
Interest expense	(176,000)	(167,000)	(9,000)	5%
Gain (loss) on sale of securities	(31,000)	17,000	(48,000)	-282%
Change in fair value of warrant liabilities	(1,241,000)	-	(1,241,000)	-
Other	-	(14,000)	14,000	-100%

Net income (loss) before income taxes and noncontrolling interest	(3,268,000)	(242,000)	(3,026,000)	1250%

Income tax benefit	29,000	13,000	16,000	123%

Net income (loss), net of tax	(3,239,000)	(229,000)	(3,010,000)	1314%

Plus: Net loss attributable to noncontrolling interests	384,000	288,000	96,000	33%

Net income (loss) attributable to China Broadband shareholders	$(2,855,000)	$59,000	$(2,914,000)	-4939%

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

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

The following is a list of our professional fees accrued for the six months ended June 30, 2009 and 2008.

	2009	2008
Accounting	$167,000	$115,000
Consulting	$32,000	$64,000
Legal	$93,000	$126,000
Total	$292,000	$305,000

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

Depreciation and Amortization

	2009	2008
Depreciation	$1,509,000	$1,348,000
Amortization	$227,000	$94,000
Total	$1,736,000	$1,442,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.4 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $133,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008 and our software technology acquired in the acquisition of AdNet.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $(1,443,000) during the six months ended June 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $176,000
•	the loss on the sale of marketable equity securities in the amount of $31,000
•	the increase in fair value of warrant liabilities of $1,241,000

During the six months ended June 30, 2008, interest and other income (expense), net, of approximately $1,157,000, a decrease of $2,599,000 compared to the six month period ended June 30, 2009 was primarily due to the net gain of $1,301,000 recognized from a Settlement Agreement entered into on January 11, 2008.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $1,241,000 classified as a change in fair value of warrants on our statement of operations for the 6 months ended June 30, 2009.

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

Net Income (Loss) Attributable to Shareholders

Net loss attributable to shareholders for the six months ended June 30, 2009 was $2,855,000.  For the 2008 period, the company had net income attributable to shareholders of $59,000, a decrease of $2,914,000, or 4950%.  The decrease in net income attributable to shareholders is primarily due to (1) the recognition of a net gain of $1,301,000 from a Settlement Agreement entered into on January 11, 2008 and (2) the recognition of $1,241,000 charge due to the increase in the fair value of warrant liabilities.  Other changes include:

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

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes six months of operations from our Shandong Media company and three months of operations from our AdNet Media company as compared to no inclusion for either company in 2008.

	6 Months Ended				6 Months Ended
	June 30, 2009				June 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$3,939,000		$-	$3,939,000	$2,057,000		$-	$2,057,000
Cost of revenue	2,277,000		-	2,277,000	896,000		-	896,000
Gross profit	1,662,000	42%	-	1,662,000	1,161,000	56%	-	1,161,000

Selling, general and adminstrative expenses	1,056,000	27%	403,000	1,459,000	397,000	19%	415,000	812,000
Professional fees	16,000	0%	276,000	292,000	3,000	0%	302,000	305,000
Depreciation and amortization	1,510,000	38%	226,000	1,736,000	1,348,000	66%	94,000	1,442,000

Loss from operations	(920,000)	-23%	(905,000)	(1,825,000)	(587,000)	-29%	(811,000)	(1,398,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	5,000		-	5,000	4,000		15,000	19,000
Interest expense	-		(176,000)	(176,000)	-		(167,000)	(167,000)
Change in fair value of warrant liabilities	-		(1,241,000)	(1,241,000)	-		-	-
Loss on sale of securities	-		(31,000)	(31,000)	-		17,000	17,000
Other	-		-	-	(4,000)		(10,000)	(14,000)

Loss before income taxes and noncontrolling interest	(915,000)		(2,353,000)	(3,268,000)	(587,000)		345,000	(242,000)

Income tax benefit	-		29,000	29,000	-		13,000	13,000

Net loss, net of tax	(915,000)		(2,324,000)	(3,239,000)	(587,000)		358,000	(229,000)

Plus: Net loss attributable to noncontrolling interest	384,000		-	384,000	288,000		-	288,000

Net income (loss) attributable to China Broadband shareholders	$(531,000)		$(2,324,000)	$(2,855,000)	$(299,000)		$358,000	$59,000

Liquidity and Capital Resources

As of June 30, 2009 we had $1,875,000 of cash on hand and a working capital deficit of $2,429,000.  As of June 30, 2009, we had total current liabilities of $6,544,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

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

Cash Flows

The following sets forth a summary of the Company’s cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Net cash provided by operating activities	$166,000	$388,000
Net cash used in investing activities	$(692,000)	$(2,225,000)
Net cash (used in) provided by financing activities	$(2,046,000)	$4,977,000
Effect of exchange rate changes on cash	$22,000	$448,000

Operating activities for the six months ended June 30, 2009 and 2008, after adding back non-cash items, (used) provided cash of approximately $(259,000) and $20,000, respectively.  During such period other changes in working capital provided cash of approximately $425,000 and $368,000, respectively, resulting in cash being provided by operating activities of $158,000 and $388,000, respectively.

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

Financing activities for the six months ended June 30, 2009 and 2008 (used) provided cash of $(2,046,000) and $4,977,000, respectively.  For 2009, the amount consisted of proceeds from the sale of equity securities of $300,000 and proceeds from the issuance of convertible notes of $305,000 offset by payment to Jinan Parent of $2,644,000.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $232,000.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were ineffective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

1)  In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, UHY LLP (“UHY”) of certain deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and UHY, we concluded that the Company had not properly adopted FASB ASC Topic 815-40 “Derivatives and Hedging:  Contracts in Entity’s Own Equity” (“ASC 815”) and as a result had not reclassified warrants from equity to liabilities as of January 1, 2009.  As a result of the change in accounting, the Company recognized a charge of $627,000 and $1,241,000 during the three months and six months ended June 30, 2009, respectively.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2010.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)