Form 10-Q/A
period 2009-09-30
CHINA BROADBAND INC
filed 2010-08-23
CIK 837852

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

Explanatory Note

China Broadband, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (the “Commission”) on November 23, 2009 (the “Original Filing”).

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

For the three months and nine months ended September 30, 2009, the adoption of ASC 815 had the effect of decreasing warrant liabilities and net loss by approximately $131,000 and for the nine months ended September 30, 2009, the effect increased warrant liabilities and net loss by approximately $1,110,000.

2)
Correct an error related to the valuation of our Shandong Media intangibles which include our publication rights, operating permits and customer relationships and minor changes to the valuation of property and equipment.  The correction resulted in a decrease to the value of our intangible assets and property and equipment by reclassifying approximately $275,000 from noncontrolling interest.

3)
Adjust the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, amortization expense of approximately $63,000 and $126,000 was recorded for the three months and nine months ended September 30, 2009.

4)	Reclassify legal costs for approximately $8,000 related to stock issued for our AdNet acquisition and related to stock issued for cash to additional paid in capital.

In addition, the Company is concurrently filing certain additional improvements to its disclosures in this amended Form 10-Q/A for the quarter ended September 30, 2009.

For the convenience of the reader, this Form 10-Q/A sets forth the entire filing which was prepared and relates to the Company as of and for the quarter ended September 30, 2009.  Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and does not reflect events occurring after the Original Filing, and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-Q/A not affect by such current restatements is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since November 23, 2009.

QUARTERLY REPORT ON FORM 10-Q/A
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

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
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,941,266	$4,425,529
Marketable equity securities	67,608	254,496
Accounts receivable	168,710	136,709
Inventory	778,674	877,309
Prepaid expense	118,144	46,380
Loan receivable	280,033	-
Amounts due from shareholders	634,687	-
Other current assets	68,509	153,277
Total current assets	4,057,631	5,893,700

Property and equipment, net	7,786,070	9,299,473
Intangible assets, net	4,394,225	4,218,758
Goodwill	1,239,291	-
Other assets	455,093	692,911
Total assets	$17,932,310	$20,104,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,250,452	$1,237,251
Accrued expenses	1,562,637	936,134
Deferred revenue	1,646,868	1,382,103
Convertible notes payable	304,853	-
Loan payable	398,937	-
Payable to Shandong Media	145,679	145,679
Payable to Jinan Parent	152,259	2,795,472
Warrant liabilities	1,417,335	-
Other current liabilities	130,194	72,013
Total current liabilities	7,009,214	6,568,652

Convertible notes payable	4,639,879	4,564,427
Deferred tax liability	935,819	790,617
Total liabilities	12,584,912	11,923,696

Commitments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 64,433,033 and 50,585,455 issued and outstanding	64,434	50,586
Additional paid-in capital	14,835,135	13,372,358
Accumulated deficit	(15,546,470)	(12,200,287)
Accumulated other comprehensive income	351,428	320,858
Total shareholders' (deficit) equity	(295,473)	1,543,515
Noncontrolling interests	5,642,871	6,637,631

Total China Broadband shareholders' equity	5,347,398	8,181,146

Total liabilities and shareholders' equity	$17,932,310	$20,104,842

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Revenue	$2,106,454	$1,880,806	$6,045,381	$3,937,439
Cost of revenue	1,541,084	949,299	3,817,881	1,845,354
Gross profit	565,370	931,507	2,227,500	2,092,085

Selling, general and adminstrative expenses	800,198	582,085	2,259,003	1,393,999
Professional fees	154,350	141,785	446,747	447,201
Depreciation and amortization	917,299	768,951	2,653,430	2,210,481

Loss from operations	(1,306,477)	(561,314)	(3,131,680)	(1,959,596)

Interest & other income / (expense)
Settlement gain	-	-	-	1,300,692
Interest income	721	16,300	6,105	35,426
Interest expense	(93,085)	(89,333)	(270,133)	(256,776)
Change in fair value of warrant liabilities	130,575	-	(1,110,212)	-
Gain (loss) on sale of securities	15,807	-	(14,828)	17,498
Other	(12,883)	349	(13,158)	(12,779)

Loss before income taxes and noncontrolling interest	(1,265,342)	(633,998)	(4,533,906)	(875,535)

Income tax benefit	14,680	6,433	44,040	19,299

Net loss, net of tax	(1,250,662)	(627,565)	(4,489,866)	(856,236)

Plus: Net loss attributable to noncontrolling interests	335,066	80,734	719,312	368,272

Net loss attributable to China Broadband shareholders	$(915,596)	$(546,831)	$(3,770,554)	$(487,964)

Net loss per share
Basic	$(0.01)	$(0.01)	$(0.06)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.06)	$(0.01)

Weighted average shares outstanding
Basic	64,104,665	50,416,266	58,951,679	50,262,731
Diluted	64,104,665	50,416,266	58,951,679	50,262,731

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Periods Ended September 30, 2009 (Unaudited) (Restated) and December 31, 2008

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

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(Restated)
Cash flows from operating
Net loss	$(4,489,866)	$(856,236)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	227,528	218,137
Depreciation and amortization	2,451,400	2,210,481
Noncash interest expense	75,452	72,688
Deferred income tax	(44,040)	(19,299)
Loss (gain) on sale of marketable equity securities	14,828	(17,498)
Change in fair value of warrant liabilities	1,110,212	-
Settlement gain	-	(1,300,692)
Change in assets and liabilities, net of amounts assumed in AdNet acquisition:
Accounts receivable	(32,000)	105,992
Inventory	98,635	(239,660)
Prepaid expenses and other assets	(62,192)	33,763
Accounts payable and accrued expenses	834,550	431,247
Deferred revenue	264,765	98,824
Other	(9)	(73,580)
Net cash provided by operating activities	449,263	664,167

Cash flows from investing activities:
Cash acquired in AdNet acquisition	17,568	-
Proceeds from sale of marketable equity securities	174,513	339,998
Acquisition of property and equipment	(554,727)	(1,566,948)
Loans to Shandong Media shareholders	(553,004)	(242,155)
Net cash used in investing activities	(915,650)	(1,469,105)

Cash flows from financing activities
Proceeds from sale of equity securities	300,000	-
Proceeds from issuance of convertible notes payable	304,853	4,850,000
Legal fees associated with AdNet Acquisition and share issuance	(7,643)	-
Issuance costs associated with private placement and convertible notes	-	(104,500)
Receipts from (payments to) Jinan Parent	(2,643,213)	240,489
Net cash (used in) provided by financing activities	(2,046,003)	4,985,989

Effect of exchange rate changes on cash	28,124	478,094

Net increase (decrease) in cash and cash equivalents	(2,484,263)	4,659,145
Cash and cash equivalents at beginning of period	4,425,529	472,670

Cash and cash equivalents at end of period	$1,941,266	$5,131,815

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$792	$490
Value assigned to shares as payment for interest expense	$193,873	$183,598
Shandong Media valuation adjustment	$275,448	$-
Convertible notes issued as payment for debt issuance costs	$-	$121,250
Value assigned to shares issued as penalty for non-registration of 7% convertible notes	$-	$12,125

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$424,373	$-

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The financial statements of the Company were filed with the Securities and Exchange Commission on November 20, 2009. We have evaluated subsequent events up to the time of the filing.

2.	Restatement

The accompanying financial statements for the three months and nine months ended September 30, 2009 have been restated as described below:

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

For the three months ended September 30, 2009, the adoption of ASC 815 had the effect of decreasing warrant liabilities and net loss by approximately $131,000 and for the nine months ended September 30, 2009, the effect increased warrant liabilities and net loss by approximately $1,110,000.

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

3)
Adjusted the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, amortization expense of approximately $63,000 and $126,000 was recorded for the three months and nine months ended September 30, 2009.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008

	September 30, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$67,608	$-	$-	$67,608
Liabilities
Fair value of warrants	$-	$-	$1,417,335	$1,417,335

	December 31, 2008
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$254,496	$-	$-	$254,496

8.	Related Party Transactions

Loan Receivable

As of September 30, 2009, the Company has loaned approximately $280,000 to Music Magazine to fund its operations.  The loan is unsecured, interest free and has no fixed repayment terms.  Music Magazine is related through Modern Movie & TV Biweekly Press.

Amounts due from Shareholders

Amounts due from shareholders include $91,000 advanced to Shandong Broadcast & TV Weekly Press and $544,000 advanced to Modern Movie & TV Biweekly Press. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2009 (previously June 30, 2009).  During the period ended September 30, 2009, the Company advanced approximately $553,000 to the shareholders.

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

	Balance at				Balance at
	December 31,			Other	September 30,
	2008	Additions	Amortization	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(65,040)	$-	$1,505,442
Publication rights	968,977	-	(37,269)	(101,915)	829,793
Customer relationships	228,933	-	(18,075)	(24,712)	186,146
Operating permits	1,450,366	-	(55,782)	(152,547)	1,242,037
Software technology	-	756,969	(126,162)	-	630,807
Total amortized intangible assets	$4,218,758	$756,969	$(302,328)	$(279,174)	$4,394,225

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$-	$-	$1,239,291

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $302,328 and $77,193 for the nine months ended September 30, 2009 and 2008, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
	Broadband	Media	Media	Total
2009 (three months)	$21,680	$33,234	$63,080	$117,994
2010	86,720	132,934	252,323	471,977
2011	86,720	132,934	252,323	471,977
2012	86,720	132,934	63,081	282,735
2013	86,720	132,934	-	219,654
Thereafter	1,136,882	1,693,006	-	2,829,888
Total amortization to be recognized	$1,505,442	$2,257,976	$630,807	$4,394,225

10.	Private Financings, June 2009

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

On January 11, 2008 the Company entered into and consummated the Subscription Agreement with ten accredited investors with respect to the issuance of an aggregate of $4,971,250 principal amount of Convertible Notes due January 11, 2013, and Class A Warrants to purchase an aggregate of 6,628,333 shares of common stock of the Company at $.60 per share expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent filing with these investors, reduced to $.20 per share (see “Private Financings; June 2009 – Waiver Letters” above).

12.	Settlement Agreement

On January 11, 2008, simultaneously with the closing of the Convertible Notes described above in Note 6, the Company entered into a Settlement Agreement (“Settlement Agreement”) which was negotiated by the Company, its advisors and management and certain shareholders, for purposes of facilitating the Company’s business plan and expediting and facilitating the Company’s financing activities and avoiding disputes between management and certain investors and consultants concerning possible claims that such investors suggested might be brought against these principals for their activities in forming and operating China Cablecom and its entry into a merger agreement as being violative of their employment agreements with the Company.  The Settlement Agreement provided, subject to the terms thereof, for general mutual releases of all executives and management and their affiliated entities and also provided for the modification of employment agreements of both, Mr. Clive Ng, our Chairman and Mr. Yue Pu, our Vice Chairman and former Chief Financial Officer.  The Settlement Agreement also required the transfer of 390,000 Cablecom Holding shares held by Mr. Ng to the Company and to certain of the Company’s shareholders and consultants in exchange for releases in favor of the Company and management and their affiliates.

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

The warrant liabilities were valued using The Black-Scholes Merton model which incorporates the following assumptions:

	September 30,	January 1,
	2009	2009
Risk-free interest rate	1.93%	1.30%
Expected volatility	302.02%	311.69%
Expected life (in years)	3.7 years	4.4 years
Expected dividend yield	0	0

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

Potential common shares outstanding for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Warrants	16,874,800	16,874,800	16,874,800	16,874,800
Options	317,500	317,500	317,500	317,500

For each of the three month and nine month periods ended September 30, 2009 and 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 17,192,300.

15.	Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss attributable to shareholders	$(915,596)	$(546,831)	$(3,770,554)	$(487,964)
Other comprehensive income:
Foreign currency translation adjustments	6,407	29,831	28,124	478,096
Unrealized gain (loss) on marketable equity securities	38,735	(1,564,000)	2,442	(1,394,000)
Comprehensive loss	$(870,454)	$(2,081,000)	$(3,739,988)	$(1,403,868)

16.	Stock Based Compensation

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

In connection with the Convertible Notes issued in January 2008 and June 2009 as described above in Notes 10 and 11, during the three months ended September 30, 2009 and 2008 the Company incurred $93,000 and $89,000 in interest expense related to these Notes and Warrants, respectively.  During the nine months ended September 30, 2009 and 2008 the Company incurred $269,000 and $256,000 in interest expense related to these Notes and Warrants, respectively.

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

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the three month and nine month periods ended September 30, 2009 and 2008 results from changes in calculated deferred taxes, particular liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

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

22.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our results of operations and should be read in conjunction with our consolidated financial statements and related notes for the nine months ended September 30, 2009 contained in this Form 10-Q/A.  The following is also necessarily subject to, and we incorporate herein, the forward looking statements disclosure provided in the forepart to this Form 10-Q/A as well as Risk Factors discussed therein  as can be found in our Form 10-K/A for the year ended December 31, 2008, all of which should be considered. These forward looking statements are afforded the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

The following table presents for the periods indicated the results of the Company’s operations.

	3 Months Ended		Amount	%
	September 30,	September 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$2,106,000	$1,881,000	$225,000	12%
Cost of revenue	1,541,000	949,000	592,000	62%
Gross profit	565,000	932,000	(367,000)	-39%

Selling, general and adminstrative expenses	800,000	582,000	218,000	37%
Professional fees	155,000	142,000	13,000	9%
Depreciation and amortization	917,000	769,000	148,000	19%

Loss from operations	(1,307,000)	(561,000)	(746,000)	133%

Interest & other income / (expense)
Interest income	1,000	16,000	(15,000)	-94%
Interest expense	(93,000)	(89,000)	(4,000)	4%
Change in fair value of warrant liabilities	131,000	-	131,000	-
Gain on sale of securities	16,000	-	16,000	-
Other	(13,000)	-	(13,000)	-

Net loss before income taxes and noncontrolling interest	(1,265,000)	(634,000)	(631,000)	100%

Income tax benefit	15,000	6,000	9,000	150%

Net loss, net of tax	(1,250,000)	(628,000)	(622,000)	99%

Plus: Net loss attributable to noncontrolling interests	335,000	81,000	254,000	314%

Net loss attributable to China Broadband shareholders	$(915,000)	$(547,000)	$(368,000)	67%

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

Depreciation and Amortization

	2009	2008
Depreciation	$772,000	$720,000
Amortization	145,000	49,000
Total	$917,000	$769,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.7 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $96,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008 and our software technology acquired in the acquisition of AdNet.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $131,000 classified as a change in fair value of warrants on our statement of operations for the 3 months ended September 30, 2009.

Interest and Other Income (Expense), net

Interest and other income (expense), net, of approximately $42,000 during the three months ended September 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $93,000
•	the gain on the sale of marketable equity securities in the amount of $16,000
•	the decrease in fair value of warrant liabilities in the amount of $131,000

Interest expense of $93,000 for the three months ended September 30, 2009 relates to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009.  For the 2008 period, interest expense was $89,000.  Interest expense includes amortization of the original issued discount on the notes allocated to the warrants issued in the financing.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $131,000 classified as a change in fair value of warrants on our statement of operations for the 3 months ended September 30, 2009.

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

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended September 30, 2009 was $915,000 as compared to $547,000 for the 2008 period, an increase of $369,000, or 67%.

The following table breaks down the results of operations for the three months ended September 30, 2009 and 2008 between our operating companies and our non-operating companies.

➢	The operating companies include Jinan Broadband, Shandong Media and AdNet Media.
➢	2009 includes operations of our AdNet Media company as compared to no inclusion in 2008.

	3 Months Ended				3 Months Ended
	September 30, 2009				September 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$2,106,000		$-	$2,106,000	$1,881,000		$-	$1,881,000
Cost of revenue	1,541,000		-	1,541,000	949,000		-	949,000
Gross profit	565,000	27%	-	565,000	932,000	50%	-	932,000

Selling, general and adminstrative expenses	579,000	27%	221,000	800,000	381,000	20%	201,000	582,000
Professional fees	23,000	1%	132,000	155,000	9,000	0%	133,000	142,000
Depreciation and amortization	772,000	37%	145,000	917,000	720,000	38%	49,000	769,000

Loss from operations	(809,000)	-38%	(498,000)	(1,307,000)	(178,000)	-9%	(383,000)	(561,000)

Interest & other income / (expense)
Interest income	1,000		-	1,000	15,000		1,000	16,000
Interest expense	-		(93,000)	(93,000)	-		(89,000)	(89,000)
Change in fair value of warrant liabilities	-		131,000	131,000	-		-	-
Gain on sale of securities	-		16,000	16,000	-		-	-
Other	(13,000)		-	(13,000)	-		-	-

Loss before income taxes and noncontrolling interest	(821,000)		(444,000)	(1,265,000)	(163,000)		(471,000)	(634,000)

Income tax benefit	-		15,000	15,000	-		6,000	6,000

Net loss, net of tax	(821,000)		(429,000)	(1,250,000)	(163,000)		(465,000)	(628,000)

Plus: Net loss attributable to noncontrolling interest	(335,000)		-	(335,000)	(81,000)		-	(81,000)

Net loss attributable to China Broadband shareholders	$(486,000)		$(429,000)	$(915,000)	$(82,000)		$(465,000)	$(547,000)

Comparison of Nine Months Ended September 30, 2009 and 2008

The following table presents for the periods indicated the results of the Company's operations

	9 Months Ended		Amount	%
	September 30,	September 30,	Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)

Revenue	$6,045,000	$3,937,000	$2,108,000	54%
Cost of revenue	3,818,000	1,845,000	1,973,000	107%
Gross profit	2,227,000	2,092,000	135,000	6%

Selling, general and adminstrative expenses	2,259,000	1,394,000	865,000	62%
Professional fees	447,000	447,000	-	0%
Depreciation and amortization	2,653,000	2,210,000	443,000	20%

Loss from operations	(3,132,000)	(1,959,000)	(1,173,000)	60%

Interest & other income / (expense)
Settlement gain	-	1,301,000	(1,301,000)	-100%
Interest income	6,000	35,000	(29,000)	-83%
Interest expense	(270,000)	(257,000)	(13,000)	5%
Change in fair value of warrant liabilities	(1,110,000)	-	(1,110,000)	-
(Loss) gain on sale of securities	(15,000)	17,000	(32,000)	-188%
Other	(13,000)	(13,000)	-	0%

Net loss before income taxes and noncontrolling interest	(4,534,000)	(876,000)	(3,658,000)	418%

Income tax benefit	44,000	19,000	25,000	132%

Net loss, net of tax	(4,490,000)	(857,000)	(3,633,000)	424%

Plus: Net loss attributable to noncontrolling interests	719,000	368,000	351,000	95%

Net loss attributable to China Broadband shareholders	$(3,771,000)	$(489,000)	$(3,282,000)	671%

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

Depreciation and Amortization

	2009	2008
Depreciation	$2,281,000	$2,067,000
Amortization	372,000	143,000
Total	$2,653,000	$2,210,000

Depreciation expense during 2009 relates to the depreciation on the approximately $14.7 million of property, plant and equipment, at our Jinan Broadband subsidiary.  The increase in amortization of $229,000 is primarily attributable to the amortization related to our Shandong Media intangible assets acquired in 2008 and our software technology acquired in the acquisition of AdNet.

Interest and Other Income (Expense), net
Interest and other income (expense), net, of approximately $(1,402,000) during the nine months ended September 30, 2009 consisted primarily of:
•	interest expense related to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009 in the amount of approximately $270,000
•	the loss on the sale of marketable equity securities in the amount of $15,000
•	the increase in fair value of warrant liabilities in the amount of $1,110,000

Interest expense of $270,000 for the nine months ending September 30, 2009 relates to the 5% Convertible Notes and Warrants issued in January 2008 and June 2009.  For the 2008 period, interest expense was $257,000. Interest expense includes amortization of the original issued discount on the notes allocated to the warrants issued in the financing.

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a charge of $1,110,000 classified as a change in fair value of warrants on our statement of operations for the 9 months ended September 30, 2009.

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

Net Income (Loss) Attributable to Shareholders

Net loss attributable to shareholders for the nine months ended September 30, 2009 was $3,771,000, an increase of $3,283,000 as compared to the net loss attributable to shareholders of $489,000 for the 2008 period.  Operating results for 2008 included a one-time net gain recognition of $1,301,000 from a settlement agreement.

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

	9 Months Ended				9 Months Ended
	September 30, 2009				September 30, 2008
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$6,045,000		$-	$6,045,000	$3,937,000		$-	$3,937,000
Cost of revenue	3,818,000		-	3,818,000	1,845,000		-	1,845,000
Gross profit	2,227,000	37%	-	2,227,000	2,092,000	53%	-	2,092,000

Selling, general and adminstrative expenses	1,635,000	27%	624,000	2,259,000	779,000	20%	615,000	1,394,000
Professional fees	38,000	1%	408,000	446,000	12,000	0%	435,000	447,000
Depreciation and amortization	2,283,000	38%	371,000	2,654,000	2,067,000	53%	143,000	2,210,000

Loss from operations	(1,729,000)	-29%	(1,403,000)	(3,132,000)	(766,000)	-19%	(1,193,000)	(1,959,000)

Interest & other income / (expense)
Settlement gain	-		-	-	-		1,301,000	1,301,000
Interest income	6,000		-	6,000	18,000		17,000	35,000
Interest expense	(1,000)		(269,000)	(270,000)	-		(257,000)	(257,000)
Change in fair value of warrant liabilities	-		(1,110,000)	(1,110,000)	-		-	-
(Loss) gain on sale of securities	-		(15,000)	(15,000)	-		17,000	17,000
Other	(13,000)		-	(13,000)	(3,000)		(10,000)	(13,000)

Loss before income taxes and noncontrolling interest	(1,737,000)		(2,797,000)	(4,534,000)	(751,000)		(125,000)	(876,000)

Income tax benefit	-		44,000	44,000	-		19,000	19,000

Net loss, net of tax	(1,737,000)		(2,753,000)	(4,490,000)	(751,000)		(106,000)	(857,000)

Plus: Net loss attributable to noncontrolling interest	719,000		-	719,000	368,000		-	368,000

Net loss attributable to China Broadband shareholders	$(1,018,000)		$(2,753,000)	$(3,771,000)	$(383,000)		$(106,000)	$(489,000)

Liquidity and Capital Resources

As of September 30, 2009 we had $1,941,000 of cash on hand and a working capital deficit of $2,952,000.  As of September 30, 2009, we had total current liabilities of $7,009,000.  Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital”, below).

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

Cash Flows

The following sets forth a summary of the Company’s cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Net cash provided by operating activities	$449,000	$664,000
Net cash used in investing activities	$(916,000)	$(1,469,000)
Net cash (used in) provided by financing activities	$(2,046,000)	$4,986,000
Effect of exchange rate changes on cash	$28,000	$478,000

Cash provided by operating activities for nine months ended 2009 and 2008 approximate $449,000 and $664,000, respectively.

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

Financing activities for the nine months ended September 30, 2009 and 2008 (used) provided cash of $(2,046,000) and $4,986,000, respectively.  For 2009, the amount consisted of proceeds from the sale of equity securities of $300,000 and proceeds from the issuance of convertible notes of $305,000 offset by payment to Jinan Parent of $2,643,000.  For 2008, this amount consisted of proceeds from the issuance of convertible notes of $4,850,000, offset by $105,000 of payments related to issuance costs associated with the convertible notes and an increase in the payable to Jinan Parent in the amount of $241,000.

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

Recent Accounting Pronouncements

Refer to Note 21 to the financial statements for updates on recent accounting pronouncements since the filing of our 2008 annual report on Form 10-K/A.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were ineffective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

1)  In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, UHY LLP (“UHY”) of certain deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and UHY, we concluded that the Company had not properly adopted FASB ASC Topic 815-40 “Derivatives and Hedging:  Contracts in Entity’s Own Equity” (“ASC 815”) and as a result had not reclassified warrants from equity to liabilities as of January 1, 2009.  As a result of the change in accounting, the Company recognized a gain of $131,000 and a charge of $1,111,000 during the three months and nine months ended September 30, 2009, respectively.

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
Name: Marc Urbach
Title: President (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)