Form 10-Q
period 2010-06-30
CHINA BROADBAND INC
filed 2010-08-23
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 190,769,563 shares as of August 18, 2010.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Broadband, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Broadband Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Media” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “AdNet” are to our wholly-owned subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “PRC” and “China” are to People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; and (xiii) “U.S. dollar,” “$” and “US$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,606,943	$2,190,494
Marketable equity securities, available for sale	47,875	47,244
Accounts receivable, net	175,416	213,713
Inventory	441,722	455,492
Prepaid expense	518,602	237,704
Loan receivable from related party	291,191	289,974
Amounts due from shareholders	695,758	168,907
Other current assets	67,733	78,478
Total current assets	3,845,240	3,682,006

Property and equipment, net	5,486,242	7,362,641
Intangible assets, net	3,158,624	4,294,614
Other assets	384,008	430,561
Total assets	$12,874,114	$15,769,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,826,861	$1,350,076
Accrued expenses	1,893,027	1,839,272
Deferred revenue	1,512,882	1,637,283
Deferred tax liability	281,626	281,626
Convertible notes payable	454,916	304,853
Warrant liabilities	755,404	819,150
Loan payable	398,960	398,960
Loan payable to beneficial owner	20,000	-
Payable to Shandong Media	-	145,679
Payable to Jinan Parent	133,814	152,268
Other current liabilities	480,599	378,847
Total current liabilities	7,758,089	7,308,014

Convertible notes payable	4,715,331	4,665,306
Deferred tax liability and uncertain tax position liability	194,467	454,578
Total liabilities	12,667,887	12,427,898

Commitments and Contingencies

Shareholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 95,000,000 shares authorized, 65,414,515 and 64,761,396 issued and outstanding	65,415	64,762
Additional paid-in capital	15,150,032	14,901,493
Accumulated deficit	(19,438,701)	(17,215,041)
Accumulated other comprehensive income	750,263	331,283
Total China Broadband shareholders' deficit	(3,472,991)	(1,917,503)
Noncontrolling interests	3,679,218	5,259,427

Total shareholders' equity	206,227	3,341,924

Total liabilities and shareholders' equity	$12,874,114	$15,769,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue	$1,817,306	$1,989,517	$3,692,987	$3,938,927
Cost of revenue	1,035,276	1,102,915	2,109,084	2,276,796
Gross profit	782,030	886,602	1,583,903	1,662,131

Selling, general and adminstrative expenses	616,133	740,878	1,339,403	1,458,806
Professional fees	381,271	181,901	550,036	292,397
Depreciation and amortization	957,314	904,824	1,902,758	1,736,131

Loss from operations	(1,172,688)	(941,001)	(2,208,294)	(1,825,203)

Interest & other income / (expense)
Interest income	929	1,926	2,290	5,384
Interest expense	(182,313)	(89,664)	(273,548)	(177,048)
Change in fair value of warrant liabilities	21,932	(626,978)	63,746	(1,240,787)
Gain (loss) on sale of securities	1,350	(10,283)	1,350	(30,635)
Impairment of intangibles	(900,000)	-	(900,000)	-
Impairment of equipment	(750,000)	-	(750,000)	-
Other	(1,298)	53	476	(275)

Net loss before income taxes and noncontrolling interest	(2,982,088)	(1,665,947)	(4,063,980)	(3,268,564)

Income tax benefit	246,383	14,680	260,111	29,360

Net loss, net of tax	(2,735,705)	(1,651,267)	(3,803,869)	(3,239,204)

Plus: Net loss attributable to noncontrolling interests	1,316,554	138,657	1,580,209	384,246

Net loss attributable to China Broadband shareholders	$(1,419,151)	$(1,512,610)	$(2,223,660)	$(2,854,958)

Net income (loss) per share
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding
Basic	65,089,760	62,621,651	64,926,485	56,290,826
Diluted	65,089,760	62,621,651	64,926,485	56,290,826

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Periods Ended June 30, 2010 (Unaudited) and December 31, 2009

					Accumulated	China
			Additional		Other	Broadband
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	$6,637,631	$8,181,145

Cumulative effect of accounting change for warrants - reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	921,043	921	259,637	-	-	260,558	-	260,558

Stock option compensation expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued for cash	-	-	(4,021)	-	-	(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(5,439,125)	-	(5,439,125)	(1,102,756)	(6,541,881)	$(5,439,125)
Foreign currency translation adjustments	-	-	-	-	28,345	28,345	-	28,345	28,345

Unrealized loss on marketable equity securities	-	-	-	-	(17,920)	(17,920)	-	(17,920)	(17,920)

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	26,557	-	-	26,557	-	26,557

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Comprehensive loss:
Net loss	-	-	-	(2,223,660)	-	(2,223,660)	(1,580,209)	(3,803,869)	$(2,223,660)
Foreign currency translation adjustments	-	-	-	-	410,349	410,349	-	410,349	410,349

Unrealized gain on marketable equity securities	-	-	-	-	8,631	8,631	-	8,631	8,631

Balance June 30, 2010	65,414,515	$65,415	$15,150,032	$(19,438,701)	$750,263	$(3,472,991)	$3,679,218	$206,227	$(1,804,680)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
		(Restated)
Cash flows from operating
Net loss	$(3,803,869)	$(3,239,204)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	159,193	160,111
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	90,000	-
Depreciation and amortization	1,902,758	1,528,029
Noncash interest expense - original issue discount	50,025	50,025
Deferred income tax	(260,111)	(29,360)
(Gain) loss on sale of marketable equity securities	(1,350)	30,626
Change in fair value of warrant liabilities	(63,746)	1,240,787
Adjustment to foreign currency translation account	378,332	-
Impairment charge to Shandong Media intangibles	900,000	-
Impairment charge to Jinan equipment	750,000	-
Change in assets and liabilities, net of amounts assumed in AdNet acquisition,
Accounts receivable	39,573	(98,078)
Inventory	15,684	88,973
Prepaid expenses and other assets	(268,862)	(69,244)
Accounts payable and accrued expenses	494,733	460,686
Deferred revenue	(126,461)	42,766
Other	-	(2)
Net cash provided by operating activities	255,899	166,115

Cash flows from investing activities:
Cash acquired in AdNet acquisition	-	17,568
Proceeds from sale of marketable equity securities	9,350	78,706
Acquisition of property and equipment	(468,887)	(236,515)
Loan to Sinotop Group Ltd	(580,000)	-
Loans to Shandong Media shareholders	(526,141)	(552,140)
Net cash used in investing activities	(1,565,678)	(692,381)

Cash flows from financing activities
Proceeds from sale of equity securities	-	300,000
Proceeds from issuance of convertible notes payable	750,000	304,853
Legal fees associated with AdNet acquisition and share issuance	-	(7,643)
Payments to Jinan Parent	(18,454)	(2,643,373)
Net cash provided by (used in) financing activities	731,546	(2,046,163)

Effect of exchange rate changes on cash	(5,318)	21,720

Net decrease in cash and cash equivalents	(583,551)	(2,550,709)
Cash and cash equivalents at beginning of period	2,190,494	4,425,529

Cash and cash equivalents at end of period	$1,606,943	$1,874,820

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
		(Restated)

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$824	$552
Value assigned to shares as payment for interest expense	$132,635	$126,455
Shandong Media valuation adjustment	$-	$275,448
Repayment of convertible notes payable by assignment of Sinotop Group Ltd note receivable	$580,000	$-

Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$-	$424,373

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

China Broadband, Inc., a Nevada corporation (“China Broadband”, “we”, “us”, or “the Company”) owns and operates in the media segment through its subsidiaries in the People’s Republic of China (“PRC” or “China”) (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd ( “Jinan Broadband”) and (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”).

(1)  We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our variable interest entity (“VIE”), Jinan Broadband, based in the Jinan region of China.

(2)  We operate a print based media and television programming guide publication business through our VIE, Shandong Media, a joint venture based in the Shandong Province of China.

We acquired AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) during the first half of 2009.  Due to the shift of our business model to the pay-per-view (“PPV”) and video-on-demand (“VOD”) business, as of December 31, 2009 we permanently suspended day to day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new PPV business.

The unaudited consolidated financial statements include the accounts of China Broadband, Inc. and (a) its wholly-owned subsidiary, China Broadband Cayman, (b) Beijing China Broadband Network Technology Co, Ltd. (WFOE), a wholly-owned subsidiary of China Broadband Cayman, and (c) four entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media and AdNet, which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.  All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2010.

2.	Restatement

The financial statements for the three months and six months ended June 30, 2009 have been restated for the reasons described below and the accompanying financial statements for the three months and six months ended June 30, 2009 include the following changes.

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

3)
Adjusted the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, amortization expense of approximately $63,000 was recorded for the three months and six months ended June 30, 2009.

4)	Reclassified legal costs for approximately $8,000 related to stock issued for our AdNet acquisition and related to stock issued for cash to additional paid in capital.

3.	Accounting Policy Changes

ASC 810. We adopted ASC 810 on January 1, 2010, which provides consolidation guidance for variable-interest entities include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The adoption of ASC 810 did not have a material impact on the Company’s financial statements.

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

The Company has incurred significant continuing losses during 2010 and has a working capital deficit at June 30, 2010 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  As of June 30, 2010, the Company had limited cash resources and management continued its efforts to raise additional funds through debt or equity offerings.  The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2009, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Management has raised additional funds through an equity offering and will continue to seek funds to merge with or acquire other companies.  See Note 21 “Subsequent Events” below.

5.	Shandong Media Joint Venture - Cooperation Agreement Additional Payment

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong Media noncontrolling interest account.  We are currently in discussions with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press with regards to this payment.

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs are Jinan Broadband and Shandong Media.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,875	$-	$-	$47,875
Liabilities
Fair value of warrants	$-	$-	$755,404	$755,404

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,244	$-	$-	$47,244
Liabilities
Fair value of warrants	$-	$-	$819,150	$819,150

8.	Related Party Transactions

Loan Receivable

As of June 30, 2010, the Company advanced an aggregate of approximately $291,000 in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2010.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of June 30, 2010, amounts due from shareholders include approximately $92,000 advanced to Shandong Broadcast & TV Weekly Press and approximately $604,000 advanced to Modern Movie & TV Biweekly Press. Both companies are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2010.  During the 6 months ended June 30, 2010, we received repayments of approximately $17,000 from Shandong Broadcast and TV Weekly Press and advanced approximately $543,000 net amount to Modern Movie & TV Biweekly Press.

Payable to Jinan Parent

During the six months ended June 30, 2010, our payable to Jinan Parent decreased approximately $18,000.  At June 30, 2010, approximately $134,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

Loan Payable to Beneficial Owner

On March 9, 2010, China Broadband Cayman entered into a Note Purchase Agreement and a non-binding Letter of Intent, or the LOI with Sinotop Group Ltd., a Hong Kong corporation, or Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of  PPV, VOD, and enhanced premium content for cable providers.

Pursuant to the Note Purchase Agreement, on March 9, 2010, China Broadband Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of China Broadband Cayman’s US$580,000 loan to Sinotop Hong Kong.

On March 9, 2010, a significant beneficial owner of the Company’s securities, Oliveira Capital LLC, advanced $600,000 to China Broadband Cayman in order to make the loan to Sinotop Hong Kong as described above.

On June 24, 2010, the Company repaid $580,000 of the $600,000 loan by assigning the Company’s Convertible Promissory Note from Sinotop Hong Kong in the amount or $580,000 to Oliveira Capital.  As of June 30, 2010, $20,000 remains payable to Oliveira Capital.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.    See Note 21 “Subsequent Events” below.

9.	Property and Equipment

During the second quarter of 2010, based on our best estimate, the Company recorded an impairment reserve of $750,000 related to the equipment at our Jinan Broadband subsidiary.  In July 2010, the equipment was taken out of service due to changes in customer needs.  The net book value of the equipment is $1,483,000.  During the next quarter, the Company will evaluate whether there are other uses for the equipment or whether the equipment can be sold.  Further, we will be able to better determine the net realizable value of the equipment.

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Furniture and office equipment	$1,016,000	$984,000
Headend facilities and machinery	14,672,000	14,172,000
Vehicles	30,000	30,000
Total property and equipment	15,718,000	15,186,000
Less: accumulated depreciation	(9,482,000)	(7,823,000)
Less: impairment charge	(750,000)	-
Net carrying value	$5,486,000	$7,363,000

Depreciation expense	$1,620,000	$1,509,000

10.	Intangible Assets

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, discount rates and future market conditions, among others. Long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, changes in product and service offerings, or other circumstances indicate that the carrying amount may not be recoverable.  Our Shandong Media joint venture has sustained consistent losses.  In accordance with SFAS 144 we prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles which include publication rights, operating permits and customer relationships during the second quarter of 2010.

The Company amortizes its service agreement, publication rights, operating permits, customer relationships and software technology that have finite lives.  Our service agreement, publication rights and operating permits are amortized over 20 years.  Customer relationships are amortized over 10 years and our software technology is amortized over 3 years.

We have intangible assets relating to the acquisition of our Jinan Broadband subsidiary, Shandong Media joint venture and AdNet Media acquisition.

	Balance at		Amortization/		Balance at
	December 31,		Impairment	Other	June 30,
	2009	Additions	Charge	Changes	2010
Amortized intangible assets:
Service agreement	$1,483,762	$-	$(43,360)	$-	$1,440,402
Publication rights	824,812	-	(354,116)	-	470,696
Customer relationships	183,730	-	(82,307)	-	101,423
Operating permits	1,234,583	-	(530,045)	-	704,538
Software technology	567,727	-	(126,162)	-	441,565
Total amortized intangible assets	$4,294,614	$-	$(1,135,990)	$-	$3,158,624

	Balance at		Amortization/		Balance at
	December 31,		Impairment	Other	December 31,
	2008	Additions	Charge	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(86,720)	$-	$1,483,762
Publication rights	968,977	-	(42,250)	(101,915)	824,812
Customer relationships	228,933	-	(20,491)	(24,712)	183,730
Operating permits	1,450,366	-	(63,236)	(152,547)	1,234,583
Software technology	-	756,969	(189,242)	-	567,727
Total amortized intangible assets	$4,218,758	$756,969	$(401,939)	$(279,174)	$4,294,614

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$(1,239,291)	$-	$-

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $235,990 and $180,525 for the six months ended June 30, 2010 and 2009, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
Years ending December 31,	Broadband	Media	Media	Total
2010 (six months)	$43,360	$88,985	$126,162	$258,507
2011	86,720	177,969	252,323	517,012
2012	86,720	177,969	63,081	327,770
2013	86,720	177,969	-	264,689
2014	86,720	177,969	-	264,689
Thereafter	1,050,161	475,796	-	1,525,957
Total amortization to be recognized	$1,440,401	$1,276,657	$441,566	$3,158,624

11.	Accrued Expenses

Accrued expenses at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009

Accrued expenses	$860,000	$1,053,000
Accrued payroll	1,033,000	786,000
	$1,893,000	$1,839,000

12.	Convertible Notes

On April 14, 2010, we entered into a convertible promissory note with a private investor for a loan amount of $150,000.  Interest was payable at an annual rate equal to the applicable federal rate on the date of issuance.  The principal and accrued interest on the Note was paid in connection with the closing of the financings on July 30, 2010 (see Note 21 “Subsequent Event” below).  Under the terms of the Note, the Company granted the Payee a 5-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.05 per share.  The Company recorded interest expense of $90,000 during the six months ended June 30, 2010 related to discount and beneficial convertible features in connection with convertible note and warrants issuance.

In 2009, we completed a private placement transaction and sold 5% Convertible Promissory Notes, or the 2009 Notes, for gross proceeds of approximately $305,000 and an aggregate of 2,000,000 shares of our common stock at a purchase price of $.15 per share, for aggregate proceeds of $300,000. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and initially became due and payable in full on May 27, 2010.  Simultaneous with the closing of the financings on July 30, 2010 (see Note 21 “Subsequent Events” below), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

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

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at $.60 per share and expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share (see waiver letters under “Private Financings, June 2009” above).  One investor had his conversion price reduced to $.25 per share.  We recorded a $504,661 original issue discount related to the Notes.  We calculate the interest at 5% annually and issue shares for interest payments on a quarterly basis.  We recorded amortization of original issue discount as interest expense of $50,025 for each of the six months ended June 30, 2010 and 2009.  Simultaneous with the closing of the financings on July 30, 2010 (see Note 21 “Subsequent Events” below), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.

The convertible notes due are as follows:

	June 30,	December 31,
	2010	2009
Convertible notes, noncurrent	$4,971,250	$4,971,250
Less: Original issue discount	(255,919)	(305,944)
	$4,715,331	$4,665,306

Convertible notes, current	$454.916	$304,853

13.	Warrant Liabilities

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

The warrant liabilities were valued using The Black-Scholes Merton model which incorporates the following assumptions:

	June 30,	December 31,
	2010	2009
Risk-free interest rate	1.17%	1.50%
Expected volatility	295.69%	309.62%
Expected life (in years)	2.95 years	3.4 years
Expected dividend yield	0	0

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

Potential common shares outstanding as of June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Warrants	17,874,800	16,874,800	17,874,800	16,874,800
Options	317,500	317,500	317,500	317,500

For each of the three month and six month periods ended June 30, 2010 and 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 18,192,300 and 17,192,300, respectively.

15.	Comprehensive Loss

During the second quarter of 2010, the Company received payments in full satisfaction of the amounts due from non-controlling interests.  Subsequently, the Company made certain balance sheet reclassifications to correct an error related to the original purchase accounting for our Shandong Media Joint Venture.  The reclassification had the effect of increasing foreign currency translation by approximately $378,000.  The Company assessed the impact of this adjustment on the current period and all prior periods and determined that the effect of this adjustment was not material to the full year 2008 or 2009, and that reclassification did not result in a material misstatement to any previously issued annual or quarterly financial statements.

Comprehensive loss for the periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss attributable to shareholders	$(1,419,151)	$(1,512,610)	$(2,223,660)	$(2,854,958)
Other comprehensive income (loss):
Currency translation adjustment	390,732	923	410,349	21,721
Unrealized gain (loss) on marketable equity securities	(67,937)	48,869	8,631	(36,291)
Comprehensive loss	$(1,096,356)	$(1,462,818)	$(1,804,680)	$(2,869,528)

16.	Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009, during the six months ended June 30, 2010 and 2009 the Company incurred $183,000 and $176,000, respectively, for interest expense related to these Notes.

As set forth in the related documents and with the consent of the Note holders, we issued 653,119 and 260,703 shares to the Note holders as payment for convertible note interest of approximately $133,000 and $126,000 for the six months ended June 30, 2010 and 2009, respectively.

In connection with the Convertible Note issued April 2010 we recorded interest expense of $90,000 related to discount and beneficial convertible features in connection with the convertible note and warrants issuance.

17.	Stock Based Compensation

Through June 30, 2010, we have issued 317,500 options to purchase shares of our common stock.

The following table provides the details of the total stock based compensation during the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Stock option amortization	$18,000	$18,000	$27,000	$27,000
Warrant amortization	-	-	-	7,000
Stock issued as payment for interest	67,000	64,000	132,000	126,000
	$85,000	$82,000	$159,000	$160,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation and recorded a charge of $27,000 during both six month periods ended June 30, 2010 and 2009 in connection with stock option compensation.

There were no stock options issued during the six month periods ended June 30, 2010 and 2009.  As of June 30, 2010, there were 317,500 options outstanding with 292,500 options exercisable at a weighted average exercise price of $0.63 with a weighted average remaining life of 4.5 years.

As of June 30, 2010 the Company had total unrecognized compensation expense related to options granted of $8,000 which will be recognized over a remaining service period of .75 years.

18.	Warrants

 In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants and the April 2010 Convertible Note, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of June 30, 2010, the weighted average exercise price was $.88 and the weighted average remaining life was 3.0 years.  The following table outlines the warrants outstanding as of June 30, 2010:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date
Share Exchange Consulting Warrants	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	1,131,667	$0.50	6/11/2013
April 2010 Financing Investor Warrants	1,000,000	$0.05	4/14/2015
	17,874,800

19.	Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the six month periods ended June 30, 2010 and 2009 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  The Company recorded approximately $260,000 income tax benefit during the six months ended June 30, 2010 primarily due to the recognition of the impairment charge related to the Shandong Media intangibles.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

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

The Company’s income tax benefit for the six months ended June 30, 2010 and 2009 each consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

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

20.	Non-Controlling Interests

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

During the second quarter of 2010, the Company made certain adjustments to correct an error related to an under-allocation of amortization expense to Non-controlling Interests in prior periods.  The adjustment related to prior allocations of amortization expense for certain intangible assets of both Jinan Broadband and Shandong Media had the effect of increasing the Net Loss Attributable to Non-Controlling Interests in the three and six month periods ended June 30, 2010 by approximately $277,000. The Company assessed the impact of this adjustment on the current period and all prior periods and determined that the effect of this adjustment did not result in a material misstatement to the current periods or any previously issued annual or quarterly financial statements.

21.	Subsequent Events

On July 30, 2010, we acquired, through our subsidiary China Broadband Cayman, Sinotop Group Limited, a Hong Kong corporation, or Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers.

Also on July 30, 2010, in connection with the acquisition of Sinotop Hong Kong, we closed financings with several accredited investors and sold, in the aggregate, $9,625,000 of securities and, specifically, sold (i) $3.125 million of common units, at a per unit price of $0.05, with each common unit consisting of one share of common stock and a warrant for the purchase of one share of common stock at an exercise price of $0.05, (ii) $3.5 million of Series A units, at a per unit price of $0.50, with each Series A unit consisting of one share of Series A Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase 34.2857 shares of common stock at an exercise price of $0.05, and (iii) $3.0 million of Series B units, at a per unit price of $0.50, with each Series B unit consisting of one share of Series B Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase ten shares of common stock.  Accordingly, the Company issued 62,500,000 shares of Common Stock, 7,000,000 shares of Series A Preferred Stock, 6,000,000 shares of Series B Preferred Stock in connection with the Financings, and warrants to purchase an aggregate of 362,500,000 shares of Common Stock.  The proceeds of the financings will be used to fund our value added service platform and for general working capital purposes.

Simultaneous with the closing of the financings above, and pursuant to (i) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $4,971,250 in principal amount of notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $304,902 in principal amount of notes of the Company, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes into an aggregate of 62,855,048 shares of Common Stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock, as set forth in the respective waivers.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.

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

Overview

We operate in the media segment through our Chinese VIEs, (1) a cable broadband business based in the Jinan region of China and (2) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.

Through our VIE Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services.

Through our VIE Shandong Media, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.

 In addition, our subsidiary AdNet holds a business license to operate in 28 provinces and provide internet content advertising in cafés in the PRC.  Though we acquired AdNet during the first half of 2009, due to the shift of our business model to the pay-per-view (“PPV”) and video-on-demand (“VOD”)  business, as of December 31, 2009, we permanently suspended the day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new PPV business.

Recent Developments

On July 30, 2010, we acquired, through our subsidiary China Broadband Cayman, Sinotop Group Limited, a Hong Kong corporation, or Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

Also on July 30, 2010, in connection with the acquisition of Sinotop Hong Kong, we closed financings with several accredited investors and sold, in the aggregate, $9,625,000 of securities and, specifically, sold (i) $3.125 million of common units, at a per unit price of $0.05, with each common unit consisting of one share of common stock and a warrant for the purchase of one share of common stock at an exercise price of $0.05, (ii) $3.5 million of Series A units, at a per unit price of $0.50, with each Series A unit consisting of one share of Series A Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase 34.2857 shares of common stock at an exercise price of $0.05, and (iii) $3.0 million of Series B units, at a per unit price of $0.50, with each Series B unit consisting of one share of Series B Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase ten shares of common stock.  Accordingly, the Company issued 62,500,000 shares of Common Stock, 7,000,000 shares of Series A Preferred Stock, 6,000,000 shares of Series B Preferred Stock in connection with the Financings, and warrants to purchase an aggregate of 362,500,000 shares of Common Stock.  The proceeds of the financings will be used to fund our value added service platform and for general working capital purposes.

Simultaneous with the closing of the financings above, and pursuant to (i) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $4,971,250 in principal amount of notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $304,902 in principal amount of notes of the Company, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes into an aggregate of 62,855,048 shares of Common Stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock, as set forth in the respective waivers.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.

On August 9, 2010, Pu Yue resigned as a member of our Board of Directors.  Mr. Yue’s resignation was not in connection with any disagreement with the Company.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated.

	3 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)

Revenue	$1,817,000	$1,989,000	$(172,000)	-9%
Cost of revenue	1,035,000	1,103,000	(68,000)	-6%
Gross profit	782,000	886,000	(104,000)	-12%

Selling, general and adminstrative expenses	616,000	741,000	(125,000)	-17%
Professional fees	381,000	182,000	199,000	109%
Depreciation and amortization	957,000	905,000	52,000	6%

Loss from operations	(1,172,000)	(942,000)	(230,000)	24%

Interest & other income / (expense)
Interest income	1,000	2,000	(1,000)	-50%
Interest expense	(182,000)	(90,000)	(92,000)	102%
Change in fair value of warrant liabilities	22,000	(627,000)	649,000	-
Gain (loss) on sale of securities	1,000	(10,000)	11,000	-110%
Impairment of intangibles	(900,000)	-	(900,000)	-
Impairment of equipment	(750,000)	-	(750,000)	-
Other	(2,000)	-	(2,000)	-

Loss before income taxes and noncontrolling interests	(2,982,000)	(1,667,000)	(1,315,000)	79%

Income tax benefit	246,000	15,000	231,000	1540%

Net loss, net of tax	(2,736,000)	(1,652,000)	(1,084,000)	66%

Net loss attributable to noncontrolling interests	1,317,000	139,000	1,178,000	847%

Net loss attributable to China Broadband shareholders	$(1,419,000)	$(1,513,000)	$94,000	-6%

Revenues

Our revenues are generated by our operating companies in the PRC.  Revenues for the three months ended June 30, 2010 totaled $1,817,000, as compared to $1,989,000 for the three months ended June 30, 2009, a decrease of approximately $172,000, or 9%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.  For the three months ended June 30, 2010, revenues totaled $1,080,000, a decrease of $59,000, or 5%, as compared to revenues of $1,138,000 for the same period of 2009. The decrease is attributable to decreases in our value added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the three months ended June 30, 2010, revenues totaled $738,000, a decrease of $111,000, or 13%, as compared to revenues of $849,000 for the same period of 2009.  Although we had decreases in both our publication and advertising revenues, the decrease is mainly attributable to decreases in advertising revenue which can be directly correlated to the decline of the advertising market as a whole in China.  We anticipate that this decrease is temporary and that the advertising market will recover.  We will continue to look to increase our advertising sales for the publishing side of the business.  We have experienced advertising growth from Q1 to Q2 of 2010.

Gross Profit

Our gross profit for the three months ended June 30, 2010 was $782,000, as compared to $886,000 for the three months ended June 30, 2009, a decrease of approximately $104,000, or 12%.  Jinan Broadband’s gross profit decreased $104,000, or 18%, due to both decreased revenue and increased costs.  Shandong Media’s gross profit decreased $11,000, or 4%, primarily due to decreased revenues.

Gross profit as a percentage of revenue was 43% for the three months ended June 30, 2010, as compared to 45% for the three months ended June 30, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2010 decreased approximately $125,000 to $616,000, as compared to $741,000 for the three months ended June 30, 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses. For the three months ended June 30, 2010, salaries and personnel costs totaled $386,000, a decrease of $35,000 or 8% as compared to $421,000 for the same period of 2009. During the three months ended June 30, 2010, salaries and personnel costs accounted for 55% of our selling, general and administrative expenses.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Our professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $199,000, or 109%, to $381,000 during the three months ended June 30, 2010 from $182,000 in 2009.  Increases for this period relate to current fundraising activities.  See “Recent Developments” above.

Depreciation and Amortization

Our depreciation expense increased $56,000, or 7%, to $816,000 for the three months ended June 30, 2010 from $760,000 in 2009.  The increase is mainly due to the acquisition of new equipment by our Jinan Broadband subsidiary.

Our amortization expense decrease $4,000, or 3%, to $141,000 for the three months ended June 30, 2010 from $145,000 in 2009.

Interest and Other Income (Expense), net

Interest income
Our interest income decreased $1,000, or 50%, to $1,000 for the three months ended June 30, 2010 from $2,000 in 2009.

Interest expense
Interest expense is related to our 5% Convertible Notes issued in January 2008 and June 2009 and our April 2010 convertible note.  Interest expense increased $92,000, or 102%, to $182,000 for the three months ended June 30, 2010 from $90,000 in 2009, primarily due to additional convertible notes issued in 2009 and 2010.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounds monthly at the annual rate of five percent (5%). The outstanding principal amount of the January 2008 Notes as of June 30, 2010 was $4,971,250, net of original issue discount of $504,661.  The outstanding principal amount on the June 2009 Notes as of December 31, 2009 was approximately $305,000.

We expect our interest expense to decrease substantially.  Simultaneous with the closing of the financings on July 30, 2010 (see “Recent Developments” above), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  In addition, the convertible promissory note issued in April 2010 was paid in full.

Change in fair value of warrant liabilities
Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $22,000 classified as a change in fair value of warrants on our statement of operations for the three months ended June 30, 2010 and we recorded a charge of $627,000 in 2009.

Loss on sale of marketable equity securities
During the three month period ended June 30, 2010 we recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares and we recorded a loss of approximately $10,000 during the same period of 2009.

Impairment of intangibles
Our Shandong Media joint venture has not experienced the growth anticipated.  We prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles which include publication rights, operating permits and customer relationships during the second quarter of 2010.

Impairment of equipment
During the second quarter of 2010, based on our best estimate, the Company recorded an impairment reserve of $750,000 related to the equipment at our Jinan Broadband subsidiary.  In July 2010, the equipment was taken out of service due to changes in customer needs.  The net book value of the equipment is $1,483,000.  During the next quarter, the Company will evaluate whether there are other uses for the equipment or whether the equipment can be sold.

Net Income/Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended June 30, 2010, $735,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $142,000 during the same period of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended June 30, 2010, $582,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $3,000 of operating income during the same period of 2009.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the three months ended June 30, 2010 was $1,663,000, an increase of $150,000, or 10%, as compared to $1,513,000 for the three months ended June 30, 2009.  The increase is primarily due to impairment charges recognized in 2010 related to our Shandong Media intangibles and Jinan Broadband equipment offset by the recognition of a $627,000 charge due to the increase in the fair value of warrant liabilities in 2009.

The following table breaks down the results of operations for the three months ended June 30, 2010 and 2009 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband and Shandong Media.

	3 Months Ended				3 Months Ended
	June 30, 2010				June 30, 2009
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,817,000		$-	$1,817,000	$1,989,000		$-	$1,989,000
Cost of revenue	1,035,000		-	1,035,000	1,103,000		-	1,103,000
Gross profit	782,000	43%	-	782,000	886,000	45%	-	886,000

Selling, general and adminstrative expenses	418,000	23%	198,000	616,000	531,000	27%	210,000	741,000
Professional fees	-	0%	381,000	381,000	12,000	1%	170,000	182,000
Depreciation and amortization	816,000	45%	141,000	957,000	760,000	38%	145,000	905,000

Loss from operations	(452,000)	-11%	(720,000)	(1,172,000)	(417,000)	-21%	(525,000)	(942,000)

Interest & other income / (expense)
Interest income	1,000		-	1,000	2,000		-	2,000
Interest expense	-		(182,000)	(182,000)	-		(90,000)	(90,000)
Change in fair value of warrant liabilities	-		22,000	22,000	-		(627,000)	(627,000)
Gain (loss) on sale of securities	-		1,000	1,000	-		(10,000)	(10,000)
Impairment of intangibles	-		(900,000)	(900,000)	-		-	-
Impairment of equipment	(750,000)		-	(750,000)	-		-	-
Other	-		(2,000)	(2,000)	-		-	-

Loss before income taxes and noncontrolling interest	(1,201,000)		(1,781,000)	(2,982,000)	(415,000)		(1,252,000)	(1,667,000)

Income tax benefit	-		246,000	246,000	-		15,000	15,000

Net income (loss)	(1,201,000)		(1,535,000)	(2,736,000)	(415,000)		(1,237,000)	(1,652,000)

Net loss attributable to noncontrolling interest	1,317,000		-	1,317,000	139,000		-	139,000

Net loss attributable to shareholders	$116,000		$(1,535,000)	$(1,419,000)	$(276,000)		$(1,237,000)	$(1,513,000)

Comparison of Six months Ended June 30, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated.

	6 Months Ended		Amount	%
	June 30,	June 30,	Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)

Revenue	$3,693,000	$3,939,000	$(246,000)	-6%
Cost of revenue	2,109,000	2,277,000	(168,000)	-7%
Gross profit	1,584,000	1,662,000	(78,000)	-5%

Selling, general and adminstrative expenses	1,339,000	1,459,000	(120,000)	-8%
Professional fees	550,000	292,000	258,000	88%
Depreciation and amortization	1,903,000	1,736,000	167,000	10%

Loss from operations	(2,208,000)	(1,825,000)	(383,000)	21%

Interest & other income / (expense)
Interest income	2,000	5,000	(3,000)	-60%
Interest expense	(274,000)	(176,000)	(98,000)	56%
Change in fair value of warrant liabilities	64,000	(1,241,000)	1,305,000	-105%
Gain (loss) on sale of securities	1,000	(31,000)	32,000	-103%
Impairment of intangibles	(900,000)	-	(900,000)	-
Impairment of equipment	(750,000)	-	(750,000)	-
Other	1,000	-	1,000	-

Loss before income taxes and noncontrolling interest	(4,064,000)	(3,268,000)	(796,000)	24%

Income tax benefit	260,000	29,000	231,000	797%

Net loss, net of tax	(3,804,000)	(3,239,000)	(565,000)	17%

Plus: Net loss attributable to noncontrolling interests	1,580,000	384,000	1,196,000	311%

Net loss attributable to China Broadband shareholders	$(2,224,000)	$(2,855,000)	$631,000	-22%

Revenues

Our revenues are generated by our operating companies in the PRC.  Revenues for the six months ended June 30, 2010 totaled $3,693,000, as compared to $3,939,000 for the six months ended June 30, 2009, a decrease of approximately $246,000, or 6%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.  For the six months ended June 30, 2010, revenues totaled $2,310,000, an increase of $86,000, or 4%, as compared to revenues of $2,224,000 for the same period of 2009. The increase is attributable to increased sales to business customers.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the six months ended June 30, 2010, revenues totaled $1,383,000, a decrease of $332,000, or 19%, as compared to revenues of $1,715,000 for the same period of 2009.  Although we had decreases in both our publication and advertising revenues, the decrease is mainly attributable to decreases in advertising revenue which can be directly correlated to the decline of the advertising market as a whole in China.  We believe this decrease to be temporary.  We will continue to look to increase our advertising sales for the publishing side of the business.   We have experienced advertising growth from Q1 to Q2 of 2010.

Gross Profit

Our gross profit for the six months ended June 30, 2010 was $1,584,000, as compared to $1,662,000 for the six months ended June 30, 2009, a decrease of approximately $78,000, or 5%.  Jinan Broadband’s gross profit increased $16,000, or 2%, mainly due to increased revenue.  Shandong Media’s gross profit decreased $104,000, or 17%, primarily due to decreased revenues.

Gross profit as a percentage of revenue was 43% for the six months ended June 30, 2010, as compared to 42% for the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2010 decreased approximately $120,000 to $1,339,000, as compared to $1,459,000 for the six months ended June 30, 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses. For the six months ended June 30, 2010, salaries and personnel costs totaled $847,000, a decrease of $4,000 or 1/2% as compared to $851,000 for the same period of 2009. During the six months ended June 30, 2010, salaries and personnel costs accounted for 59% of our selling, general and administrative expenses.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Our professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $258,000, or 88%, to $550,000 during the six months ended June 30, 2010 from $292,000 in 2009.  Increases for this period relate to current fundraising activities.  See “Recent Developments” above

Depreciation and Amortization

Our depreciation expense increased $111,000, or 7%, to $1,620,000 for the six months ended June 30, 2010 from $1,509,000 in 2009.  The increase is mainly due to the acquisition of new equipment by our Jinan Broadband subsidiary.

Our amortization expense increased $56,000, or 24%, to $283,000 for the six months ended June 30, 2010 from $227,000 in 2009.  The increase is mainly due to the amortization expense related to our software technology acquired from our AdNet Media acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income decreased $3,000, or 60%, to $2,000 for the three months ended June 30, 2010 from $5,000 in 2009

Interest expense
Interest expense is related to our 5% Convertible Notes issued in January 2008 and June 2009 and our April 2010 convertible note.  Interest expense increased $98,000, or 56%, to $274,000 for the six months ended June 30, 2010 from $176,000 in 2009, primarily due to additional convertible notes issued in 2009 and 2010.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounds monthly at the annual rate of five percent (5%). The outstanding principal amount of the January 2008 Notes as of June 30, 2010 was $4,971,250, net of original issue discount of $504,661.  The outstanding principal amount on the June 2009 Notes as of December 31, 2009 was approximately $305,000.

We expect our interest expense to decrease substantially.  Simultaneous with the closing of the financings on July 30, 2010 (see “Recent Developments” above), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  In addition, the convertible promissory note issued in April 2010 was paid in full.

Change in fair value of warrant liabilities
Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $64,000 classified as a change in fair value of warrants on our statement of operations for the six months ended June 30, 2010 and we recorded a charge of $1,241,000 in 2009.

Loss on sale of marketable equity securities
During the six month period ended June 30, 2010 we recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares and we recorded a loss of approximately $31,000 during the same period of 2009.

Impairment of intangibles
Our Shandong Media joint venture has not experienced the growth anticipated.  We prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles which include publication rights, operating permits and customer relationships during the second quarter of 2010.

Impairment of equipment
During the second quarter of 2010, based on our best estimate, the Company recorded an impairment reserve of $750,000 related to the equipment at our Jinan Broadband subsidiary.  In July 2010, the equipment was taken out of service due to changes in customer needs.  The net book value of the equipment is $1,483,000.  During the next quarter, the Company will evaluate whether there are other uses for the equipment or whether the equipment can be sold.

Net Loss Attributable to Noncontrolling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the six months ended June 30, 2010, $938,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $366,000 during the same period of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the six months ended June 30, 2010, $642,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $18,000 during the same period of 2009.

Net Loss Attributable to Shareholders

Net loss attributable to shareholders for the six months ended June 30, 2010 was $2,468,000, an increase of $387,000, or 14%, as compared to $2,855,000 for the six months ended June 30, 2009.  The increase is primarily due to impairment charges recognized in 2010 related to our Shandong Media intangibles and Jinan Broadband equipment offset by the recognition of a $1,241,000 charge due to the increase in the fair value of warrant liabilities in 2009.

The following table breaks down the results of operations for the six months ended June 30, 2010 and 2009 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband and Shandong Media.

	6 Months Ended				6 Months Ended
	June 30, 2010				June 30, 2009
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$3,693,000		$-	$3,693,000	$3,939,000		$-	$3,939,000
Cost of revenue	2,109,000		-	2,109,000	2,277,000		-	2,277,000
Gross profit	1,584,000	43%	-	1,584,000	1,662,000	42%	-	1,662,000

Selling, general and adminstrative expenses	952,000	26%	389,000	1,341,000	1,056,000	27%	403,000	1,459,000
Professional fees	-	0%	549,000	549,000	16,000	0%	276,000	292,000
Depreciation and amortization	1,621,000	44%	281,000	1,902,000	1,510,000	38%	226,000	1,736,000

Loss from operations	(989,000)	-27%	(1,219,000)	(2,208,000)	(920,000)	-23%	(905,000)	(1,825,000)

Interest & other income / (expense)
Interest income	2,000		-	2,000	5,000		-	5,000
Interest expense	(1,000)		(273,000)	(274,000)	-		(176,000)	(176,000)
Change in fair value of warrant liabilities	-		64,000	64,000	-		(1,241,000)	(1,241,000)
Gain (loss) on sale of securities	-		1,000	1,000	-		(31,000)	(31,000)
Impairment of intangibles	-		(900,000)	(900,000)	-		-	-
Impairment of equipment	(750,000)		-	(750,000)	-		-	-
Other	-		1,000	1,000	-		-	-

Loss before income taxes and noncontrolling interest	(1,738,000)		(2,326,000)	(4,064,000)	(915,000)		(2,353,000)	(3,268,000)

Income tax benefit	-		260,000	260,000	-		29,000	29,000

Net loss, net of tax	(1,738,000)		(2,066,000)	(3,804,000)	(915,000)		(2,324,000)	(3,239,000)

Plus: Net loss attributable to noncontrolling interest	1,580,000		-	1,580,000	384,000		-	384,000

Net loss attributable to China Broadband shareholders	$(158,000)		$(2,066,000)	$(2,224,000)	$(531,000)		$(2,324,000)	$(2,855,000)

Liquidity and Capital Resources

As of June 30, 2010 we had cash and cash equivalents of approximately $1,607,000.  The following sets forth a summary of the Company’s cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$256,000	$166,000
Net cash used in investing activities	(1,566,000)	(693,000)
Net cash provided by (used in) financing activities	732,000	(2,046,000)
Effect of exchange rate changes on cash	(5,000)	22,000
Net decrease in cash and cash equivalents	(583,000)	(2,551,000)
Cash and cash equivalents at beginning of period	2,190,000	4,426,000
Cash and cash equivalents at end of period	1,607,000	1,875,000

Operating activities
Cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $256,000 and $166,000, respectively.

Investing activities
Investing activities for the six months ended June 30, 2010 and 2009 used cash of $1,566,000 and $693,000, respectively.  For 2010, this amount consisted primarily of (i) $469,000 for additions to property, (ii) $580,000 loan to Sinotop Group Ltd for our acquisition (see “Recent Developments” above) and (iii) $526,000 loan to our Shandong Media shareholders.  For 2009, this amount consisted primarily of (i) $237,000 for additions to property and equipment and (ii) $552,000 loan to our Shandong Media shareholders.

Financing activities
Financing activities for the six months ended 2010 and 2009 provided (used) cash of $732,000 and ($2,046,000), respectively.  For 2010, the amount consisted primarily of $750,000 from the issuance of a convertible notes payable.  For 2009, the amount was due to an increase in the payable to Jinan Parent in the amount of $2,643,000 offset by total proceeds of approximately $605,000 from the sale of equity securities and the issuance of convertible notes payable.

As discussed above, on July 30, 2010, we consummated financings which resulted in gross proceeds to the Company of $9.625 million.  While we believe that the proceeds from these financings will sustain our business operations for the near term, we anticipate that we will need to raise additional funds to fully implement our business model and related strategies.  In addition, the fact that we have incurred significant continuing losses during the first six months of 2010, had a working capital deficit at June 30, 2010, and have relied on debt and equity financings to fund out operations to date, could raise substantial doubt about our ability to continue as a going concern.

Obligations Under Material Contracts

On March 7, 2008, we entered into the Shandong Media Cooperation Agreement with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press, pursuant to which Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press contributed their entire businesses and transferred certain employees to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned by our WFOE in the PRC.  In exchange, we were required to pay approximately $1.5 million (approximately 10 million RMB), which was contributed to Shandong Media as working and acquisition capital.

Based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong noncontrolling interest account.  We are currently in discussions with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press with regards to this payment.

On June 30, 2009, we consummated a note offering pursuant to which we issued $304,902 principal amount of notes to nine investors.  The notes accrue interest at 5% per year payable quarterly in cash or stock, were initially convertible at $.20 per share, and become due and payable in full on May 27, 2010. Simultaneous with the closing of the financings above, and pursuant to (i) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $4,971,250 in principal amount of notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert, dated May 20,. 2010, with the holders of an aggregate of $304,902 in principal amount of notes of the Company, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes into an aggregate of 62,855,048 shares of Common Stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock, as set forth in the respective waivers.

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

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Until recently, we have not had the resources to effectively monitor new accounting pronouncements, which has resulted in a material weakness in our internal controls and procedures. As a result of this weakness, we have restated our financial statements for the three months ended March 30, 2009 the three and six months ended June 30, 2009 and the three and nine months ended September 30, 2009. Although the material weaknesses existed at June 30, 2010, we have hired outside consultants to cure this weakness and help improve our internal controls.

b. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock
3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010
4.2	Form of Warrant issued pursuant to the Series A Securities Purchase Agreement dated May 20, 2010, as amended on July 30, 2010.
4.3	Form of Warrant issued pursuant to the Series B Securities Purchase Agreement dated May 20, 2010.
4.4	Form of Registration Rights Agreement dated July 30, 2010 pursuant to the Securities Purchase Agreement dated May 20, 2010.
4.5	Registration Rights Agreement dated July 30, 2010 between the Company and Shane McMahon.
4.6	Registration Rights Agreement dated July 30, 2010 pursuant to the Series B Securities Purchase Agreement dated May 20, 2010.
10.1	Form of Securities Purchase Agreement dated May 20, 2010
10.2	Form of Series A Securities Purchase Agreement, dated May 20, 2010
10.3.	Form of Series B Securities Purchase Agreement dated May 20, 2010.
10.4	Form of Waiver and Agreement to Convert, dated May 20, 2010
10.5	Form of Waiver and Agreement to Convert, dated May 20, 2010
10.6	Loan Cancellation Agreement, dated May 20, 2010, between the Company and Steven Oliveira
10.7	Loan Cancellation and Note Assignment Agreement, dated June 24, 2010, between the Company and Chardan SPAC Asset Management LLC
10.8	First Amendment to Series A Securities Purchase Agreement, dated July 30, 2010
10.9	Employment Agreement, dated July 30, 2010 between the Company and Shane McMahon
10.10	Employment Agreement, dated July 30, 2010 between the Company and Weicheng Liu
10.11	Employment Agreement, dated July 30, 2010 between the Company and Marc Urbach
10.12	Employment Agreement, dated July 30, 2010 between the Company and Clive Ng
10.13	Ordinary Share Purchase Agreement, dated July 30, 2010, among the Company, China Broadband Ltd. and Weicheng Liu
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2010.

CHINA BROADBAND, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock
3.3	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010
4.2	Form of Warrant issued pursuant to the Series A Securities Purchase Agreement dated May 20, 2010, as amended on July 30, 2010.
4.3	Form of Warrant issued pursuant to the Series B Securities Purchase Agreement dated May 20, 2010.
4.4	Form of Registration Rights Agreement dated July 30, 2010 pursuant to the Securities Purchase Agreement dated May 20, 2010.
4.5	Registration Rights Agreement dated July 30, 2010 between the Company and Shane McMahon.
4.6	Registration Rights Agreement dated July 30, 2010 pursuant to the Series B Securities Purchase Agreement dated May 20, 2010.
10.1	Form of Securities Purchase Agreement dated May 20, 2010
10.2	Form of Series A Securities Purchase Agreement, dated May 20, 2010
10.3.	Form of Series B Securities Purchase Agreement dated May 20, 2010.
10.4	Form of Waiver and Agreement to Convert, dated May 20, 2010
10.5	Form of Waiver and Agreement to Convert, dated May 20, 2010
10.6	Loan Cancellation Agreement, dated May 20, 2010, between the Company and Steven Oliveira
10.7	Loan Cancellation and Note Assignment Agreement, dated June 24, 2010, between the Company and Chardan SPAC Asset Management LLC
10.8	First Amendment to Series A Securities Purchase Agreement, dated July 30, 2010
10.9	Employment Agreement, dated July 30, 2010 between the Company and Shane McMahon
10.10	Employment Agreement, dated July 30, 2010 between the Company and Weicheng Liu
10.11	Employment Agreement, dated July 30, 2010 between the Company and Marc Urbach
10.12	Employment Agreement, dated July 30, 2010 between the Company and Clive Ng
10.13	Ordinary Share Purchase Agreement, dated July 30, 2010, among the Company, China Broadband Ltd. and Weicheng Liu
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.