Form 10-Q
period 2010-09-30
CHINA BROADBAND INC
filed 2010-11-22
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-19644

China Broadband, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

27 Union Square, West Suite 502
New York, New York  10003
(Address of principal executive offices)

212-206-1216
(Registrant's telephone number, including area code)
___________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 660,768,745 shares as of November 15, 2010.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA BROADBAND, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of China Broadband, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Broadband Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Media” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “AdNet” are to our wholly-owned subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (vii) “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop HK through contractual arrangements; (viii) “Sinotop HK” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (ix) “SEC” are to the United States Securities and Exchange Commission; (x) “Securities Act” are to Securities Act of 1933, as amended; (xi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xii) “PRC” and “China” are to People’s Republic of China; (xiii) “Renminbi” and “RMB” are to the legal currency of China; (xiv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xv) “VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Publishing and Sinotop Beijing..

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA BROADBAND, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

China Broadband, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,808,805	$2,190,494
Marketable equity securities, available for sale	33,584	47,244
Accounts receivable, net	320,749	213,713
Inventory	463,252	455,492
Prepaid expenses	648,592	237,704
Loan receivable from related party	295,995	289,974
Amounts due from shareholders	677,377	168,907
Other current assets	443,475	78,478
Total current assets	10,691,829	3,682,006

Property and equipment, net	5,365,882	7,362,641
Intangible assets, net	11,616,447	4,294,614
Goodwill	3,874,669	-
Amount due from non-controlling interest	1,492,961	-
Investment in equity investment	574,907	-
Other assets	222,771	430,561
Total assets	$33,839,466	$15,769,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,290,398	$1,350,076
Accrued expenses	1,137,520	1,839,272
Deferred revenue	1,565,281	1,637,283
Deferred tax liability	281,626	281,626
Convertible notes payable	-	304,853
Warrant liabilities	-	819,150
Loan payable	398,960	398,960
Payable to Shandong Media	-	145,679
Payable to Jinan Parent	136,022	152,268
Other current liabilities	529,745	378,847
Total current liabilities	5,339,552	7,308,014

Convertible notes payable	-	4,665,306
Contingent purchase consideration liability	2,750,966	-
Deferred tax liability and uncertain tax position liability	1,563,828	454,578
Total liabilities	9,654,346	12,427,898

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000	1,261,995	-
Series B - 10,266,800 shares issued and outstanding, liquidation preference of $5,133,400	3,950,358	-

Shareholders' equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 286,728,952 and 64,761,396 issued and outstanding	286,729	64,762
Additional paid-in capital	41,983,506	14,901,493
Accumulated deficit	(28,984,367)	(17,215,041)
Accumulated other comprehensive income	722,913	331,283
Total China Broadband shareholders' equity (deficit)	14,008,781	(1,917,503)
Noncontrolling interests	4,963,986	5,259,427

Total shareholders' equity	18,972,767	3,341,924

Total liabilities and shareholders' equity	$33,839,466	$15,769,822

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue	$2,054,800	$2,106,454	$5,747,787	$6,045,381
Cost of revenue	1,262,776	1,541,084	3,371,860	3,817,881
Gross profit	792,024	565,370	2,375,927	2,227,500

Selling, general and adminstrative expenses	587,819	800,198	1,927,222	2,259,003
Professional fees	185,566	154,350	735,602	446,747
Depreciation and amortization	1,177,704	917,299	3,080,462	2,653,430

Loss from operations	(1,159,065)	(1,306,477)	(3,367,359)	(3,131,680)

Interest & other income / (expense)
Interest income	2,202	721	4,492	6,105
Interest expense	(256,514)	(93,085)	(530,062)	(270,133)
Inducement to convert and reduction in conversion price of convertible notes	(6,706,141)	-	(6,706,141)	-
Cost of reduction in exercise price of certain warrants	(150,017)	-	(150,017)	-
Change in fair value of warrant liabilities	755,404	130,575	819,150	(1,110,212)
Gain (loss) on sale of securities	-	15,807	1,350	(14,828)
Impairment of intangibles	-	-	(900,000)	-
Impairment of equipment	-	-	(750,000)	-
Other	(53)	(12,883)	423	(13,158)

Net loss before income taxes and noncontrolling interest	(7,514,184)	(1,265,342)	(11,578,164)	(4,533,906)

Income tax benefit	75,634	14,680	335,745	44,040

Net loss, net of tax	(7,438,550)	(1,250,662)	(11,242,419)	(4,489,866)

Plus: Net loss attributable to noncontrolling interests	208,193	335,066	1,788,402	719,312

Net loss attributable to China Broadband	$(7,230,357)	$(915,596)	$(9,454,017)	$(3,770,554)

Dividends on preferred stock	(2,315,309)	-	(2,315,309)	-

Net loss attributable to China Broadband common shareholders	$(9,545,666)	$(915,596)	$(11,769,326)	$(3,770,554)

Net income (loss) per share
Basic	$(0.05)	$(0.01)	$(0.10)	$(0.06)
Diluted	$(0.05)	$(0.01)	$(0.10)	$(0.06)

Weighted average shares outstanding
Basic	209,661,044	64,104,665	113,700,299	58,951,679
Diluted	209,661,044	64,104,665	113,700,299	58,951,679

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
for the Periods Ended September 30, 2010 (Unaudited) and December 31, 2009

					Accumulated	China
			Additional		Other	Broadband
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	$6,637,631	$8,181,145

Cumulative effect of accounting change for warrants -reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	921,043	921	259,637	-	-	260,558	-	260,558

Stock option compensation expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued for cash	-	-	(4,021)	-	-	(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(5,439,125)	-	(5,439,125)	(1,102,756)	(6,541,881)	$(5,439,125)
Foreign currency translation adjustments	-	-	-	-	28,345	28,345	-	28,345	28,345

Unrealized loss on marketable equity securities	-	-	-	-	(17,920)	(17,920)	-	(17,920)	(17,920)

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	26,557	-	-	26,557	-	26,557

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services

Common shares issued for cash	62,500,000	62,500	1,997,164	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock, Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	62,855,048	62,855	9,786,038	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	90,859,389	90,859	4,452,110	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	3,893,282	-	-	3,893,282	-	3,893,282

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Comprehensive loss:
Net loss	-	-	-	(11,769,326)	-	(11,769,326)	(1,788,402)	(13,557,728)	(11,769,326)
Foreign currency translation adjustments	-	-	-	-	397,290	397,290	-	397,290	397,290

Unrealized gain on marketable equity securities	-	-	-	-	(5,660)	(5,660)	-	(5,660)	(5,660)
Balance September 30, 2010	286,728,952	$286,729	$41,983,506	$(28,984,367)	$722,913	$14,008,781	$4,963,986	$18,972,767	$(11,377,696)

See notes to consolidated financial statements.

China Broadband, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
		(Restated)
Cash flows from operating
Net loss	$(11,242,419)	$(4,489,866)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock compensation expense	414,193	227,528
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	90,000	-
Depreciation and amortization	3,080,462	2,451,400
Noncash interest expense - original issue discount	305,944	75,452
Deferred income tax	(335,745)	(44,040)
(Gain) loss on sale of marketable equity securities	(1,350)	14,828
Change in fair value of warrant liabilities	(819,150)	1,110,212
Inducement to convertible note holders and reduction in conversion price in connection to the July 2010 financing	6,706,141	-
Cost of reduction in exercise price of certain warrants	150,017
Adjustment to foreign currency translation account	378,332	-
Impairment charge to Shandong Media intangibles	900,000	-
Impairment charge to Jinan equipment	750,000	-
Change in assets and liabilities, net of amounts assumed in AdNet acquisition,
Accounts receivable	(107,629)	(32,000)
Inventory	(5,846)	98,635
Prepaid expenses and other assets	(774,657)	(62,192)
Accounts payable and accrued expenses	(748,091)	834,550
Deferred revenue	(74,062)	264,765
Other	48	(9)
Net cash (used in) provided by operating activities	(1,333,812)	449,263

Cash flows from investing activities:
Cash acquired in AdNet acquisition	-	17,568
Proceeds from sale of marketable equity securities	9,350	174,513
Acquisition of property and equipment	(1,161,654)	(554,727)
Leasehold improvements	(68,975)	-
Loan advances to Shandong Media shareholders	(525,218)	(553,004)
Loan repayments to from Shandong Media shareholders	17,458	-
Loan to related party	(4,804)	-
Investment in equity investment	(574,907)	-
Net cash used in investing activities	(2,308,750)	(915,650)

Cash flows from financing activities
Proceeds from sale of equity securities	9,025,000	300,000
Proceeds from issuance of convertible notes payable	600,000	304,853
Costs associated with July financings and share issuances	(496,728)	-
Legal fees associated with AdNet acquisition and share issuance	-	(7,643)
Payments to Jinan Parent	(16,246)	(2,643,213)
Net cash provided by (used in) financing activities	9,112,026	(2,046,003)

Effect of exchange rate changes on cash	148,847	28,124

Net decrease in cash and cash equivalents	5,618,311	(2,484,263)
Cash and cash equivalents at beginning of period	2,190,494	4,425,529

Cash and cash equivalents at end of period	$7,808,805	$1,941,266

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,176	$792
Value assigned to shares as payment for interest expense	$132,635	$193,873
Shandong Media valuation adjustment	$-	$275,448
Cancellation of notes payable by issuance of common stock	$20,000	$-
Issuance of common stock through assignment of notes receivable	$580,000	$-
Common stock, warrants and stock options issued for Sinotop acquisition	$8,346,251	$-
Contingent consideration liabiltiy associated with earn-out shares related to Sinotop acquisition	$2,750,966	$-
Value of warrants issued to placement agent	$135,774	$-
Deemed dividend on preferred stock	$2,315,309	$-
Value of common stock issued upon conversion of convertible notes	$3,142,752	$-
Value of preferred stock issued upon conversion of convertible notes	$2,133,400	$-
Amount due from noncontrolling interest	$1,492,961	$-
Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$-	$424,373

See notes to consolidated financial statements.

CHINA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            Basis of Presentation

China Broadband, Inc., a Nevada corporation (“China Broadband”, “we”, “us”, or “the Company”) owns and operates in the media segment through our Chinese subsidiaries and VIEs, (1) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers, Sino Top Scope Technology Co., Ltd. (“Sinotop”), (2) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd ( “Jinan Broadband”) and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”).

(1)  We provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

(2)  We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our variable interest entity (“VIE”), Jinan Broadband, based in the Jinan region of China.

(3)  We operate a print based media and television programming guide publication business through our VIE, Shandong Media, a joint venture based in the Shandong Province of China.

We acquired AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) during the first half of 2009.  Due to the shift of our business model to the PPV / VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new PPV business.

The unaudited consolidated financial statements include the accounts of China Broadband, Inc. and (a) its wholly-owned subsidiary, China Broadband Cayman, (b) two wholly-owned subsidiaries of China Broadband Cayman:  Beijing China Broadband Network Technology Co, Ltd. (WFOE) and Sinotop Group Limited (“Sinotop HK”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, AdNet, Beijing Scope Technology Co., Ltd (“Sinotop Beijing”). and Zhong Hai Video Information Technology Co., Ltd (“Zhong Hai Video”) which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.  All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010.

2.            Restatement

The financial statements for the three months and nine months ended September 30, 2009 have been restated for the reasons described below and the accompanying financial statements for the three months and nine months ended September, 2009 include the following changes.

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

For the three months and nine months ended September 30, 2009, the adoption of ASC 815 had the effect of (decreasing) increasing warrant liabilities and net loss by approximately ($131,000) and $1,110,000, respectively.

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

3)
Adjusted the original purchase accounting for our AdNet acquisition.  Our AdNet intangible asset was decreased by approximately $1,150,000 and approximately $1,239,000 was recorded to goodwill, $100,000 was recorded to amount due from former AdNet shareholders and approximately $189,000 was recorded to deferred tax liability.  In addition, for the three months and nine months ended September 30, 2009, amortization expense was recorded of approximately $63,000 and $126,000, respectively.

4)	Reclassified legal costs for approximately $8,000 related to stock issued for our AdNet acquisition and related to stock issued for cash to additional paid in capital.

3.            New Accounting Pronouncements

ASC 810. We adopted ASC 810 on January 1, 2010, which amended the consolidation guidance for variable-interest entities include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The adoption did not have an impact on the Company’s financial statements.

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

4.            Going Concern and Management’s Plans

The Company has incurred significant continuing losses during 2010 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop and the 2011 launch of its VOD/PPV business will generate cash for the business.

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

Management has raised additional funds through an equity offering.  See Note 14 “Private Financings, July 2010” below.

5.            Acquisition of Sinotop

On July 30, 2010, China Broadband, Inc. (the “Company”) entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, China Broadband Ltd., the Company’s wholly-owned subsidiary (“CB Cayman”), and Weicheng Liu, an individual (the “Seller”). Pursuant to the Purchase Agreement, CB Cayman purchased from the Seller, and the Seller sold to CB Cayman, 100% of the outstanding equity in Sinotop Group Limited, a Hong Kong company (“Sinotop”). Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”). Sinotop Beijing, in turn, is a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view, video-on-demand, and enhanced premium content for cable providers in China.

The acquisition of Sinotop was accounted for under the acquisition method, (“ASC 805”) of accounting for consideration of $11,187,217.  In accordance with this method, the results of Sinotop have been included in the Company’s consolidated financial statements from the date of acquisition, July 30, 2010.  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired.  The Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions) and recognizes contingent consideration at fair value on the acquisition date.  The excess purchase price over the fair value is recorded as goodwill. ASC Topic 350 (“Goodwill and Intangible Assets”) indicates that goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Purchased intangibles with definite lives are amortized over their respective useful lives.

Below is a preliminary fair value estimation, performed by the Company, of the securities issued as consideration, but has not yet been finalized.

Purchase Consideration
Pursuant to the Purchase Agreement, in exchange for 100% of the outstanding equity of Sinotop, the Company issued to the Seller (i) 90,859,389 shares of the common stock of the Company equal to 20.0% of the outstanding common stock of the Company (including the shares of common stock of the Company issuable upon conversion of the outstanding Series A Preferred Shares and Series B Preferred Shares of the Company, but not including any shares of common stock of the Company that are issuable upon the conversion, exercise or exchange of any other securities of the Company that are convertible into or exercisable or exchangeable for, common stock of the Company) immediately following the closing of the financing referenced in Note 14 (the “The Company Shares”); (ii) three-year warrants to purchase 128,536,962 shares of the Company’s common stock, equivalent to 20.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants of the Company immediately following the Company’s Financing Closing; (iii) a four-year option to purchase a number of shares of the Company’s common stock equal to 20.0% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010.

The Company chose to utilize an alternative approach in determining the preliminary fair value of the common stock as there was no liquidity in the stock for most of the past 2 years and we believe the stock price was not representative of the true market price.  The Company believes a better indicator of the true market price is the “deal” price of $.05 per common share.  Similarly along with warrant exchange, the stock price traded and has remained at or below $.05.  The fair value of the warrants was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.55% to 1.6%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.5 to 5.0 years and expected dividend yield of 0%.

Earn-out Securities
In addition, the Seller will be entitled to earn up to (i) an additional 30,286,464 shares of common stock of the Company, (ii) three-year warrants to purchase 42,845,654 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the financing referenced in Note 14 and  (iii) a four-year option to purchase a number of shares of the Company’s common stock that is equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”), if specified performance milestones, to be adopted by the Board of Directors of the Company following the Closing, have been achieved.  The Board of Directors will designate an earn-out period of no longer than two years following the Closing and will adopt earn-out milestones relating to net income targets or other measures of financial performance that must be achieved in order for Seller to receive the Earn-Out Securities and the Board of Directors shall also indicate how many Earn-Out Securities are to be issued to the Seller upon the achievements of a given milestone.  As of the date of this filing, the specific performance milestones have not been determined.  The amount of contingent consideration recognized as of the acquisition date totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out.  The contingent consideration is classified as a liability as of September 30, 2010 because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15, and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations. If new information surfaces as the Board of Directors finalize the earn-out arrangement, the Company may adjust the purchase consideration in accordance with ASC 805.

Below is the preliminary fair value of each class of consideration:

Charter / VIE agreements	$3,858,002
Noncompete agreement	4,899,541
Deferred tax liability	(1,444,995)
Net identifiable assets and liabilities	7,312,548
Goodwill	3,874,669
Consideration paid	$11,187,217

The Company has estimated the preliminary fair value of the identifiable assets, liabilities acquired and the purchase price consideration in the form of securities.  The excess of the purchase price over the fair value of the tangible and intangible assets was allocated to goodwill in the amount of $3,874,669.  The fair value of major class of identifiable assets acquired and liabilities assumed was as follows:

	20% at Acquisition		5% Earnout
	Number of		Number of		Total
Class of consideration	Instruments	Fair Value	Instruments	Fair Value	Fair Value
Common stock	90,859,389	$4,542,969	30,286,464	$1,514,324	$6,057,293
Warrants	128,536,962	3,159,872	42,845,654	1,053,290	4,213,162
Stock options	15,000,000	733,410	3,750,000	183,352	916,762
Total		$8,436,251		$2,750,966	$11,187,217

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

Subsequent to the acquisition, Beijing Sinotop and Huacheng Interactive entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interest of 80% and 20%, respectively.  Total registered capital is RMB 50 million.  Beijing Sinotop has contributed RMB 10 million and has a commitment to fund the remaining RMB 30 million.  Huacheng Interactive has not made its capital contribution of RMB 10 million.  Accordingly, the Company recorded an amount due from noncontrolling interest in the amount of $1,492,961.

In addition, Beijing Sinotop has 39% equity interest in Huacheng Interactive.  Accordingly, the Company recorded such amount as investment in equity investment and once operations begin will account for the investment under the investment in equity investment.  In accordance with this method, where investments in affiliates, which are not controlled by the Company but where the Company has the ability to exercise significant influence over, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of operations.

6.            Shandong Media Joint Venture - Cooperation Agreement Additional Payment

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

7.            Variable Interest Entities

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs include Sinotop Beijing, Zhong Hai Video, Jinan Broadband and Shandong Media.

8.            Fair Value Measurements

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

The fair value of the liabilities at 9/30/10 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.55% to 1.6%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.5 to 5.0 years and expected dividend yield of 0%.  The fair value of the liabilities at 12/31/09 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 1.5%, expected volatility of 310%, expected life of 3.4 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$33,584	$-	$-	$33,584
Liabilities
Contingent purchase consideration	$-	$-	$2,750,966	$2,750,966

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,244	$-	$-	$47,244
Liabilities
Fair value of warrants	$-	$-	$819,150	$819,150

9.            Related Party Transactions

Loan Receivable

As of September 30, 2010, the Company advanced an aggregate of approximately $296,000 in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2010.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of September 30, 2010, amounts due from shareholders include approximately $92,000 advanced to Shandong Broadcast & TV Weekly Press, approximately $585,000 advanced to Modern Movie & TV Biweekly Press.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2010.  During the nine months ended September 30, 2010, we received repayments of approximately $17,000 from Shandong Broadcast and TV Weekly Press and advanced approximately $525,000 net amount to Modern Movie & TV Biweekly Press.

Payable to Jinan Parent

During the nine months ended September 30, 2010, our payable to Jinan Parent decreased approximately $16,000.  At September 30, 2010, approximately $136,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

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

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.    See Note 14 “Private Financings, July 2010” below.

10.          Property and Equipment

During the second quarter of 2010, based on our best estimate, the Company recorded an impairment write-down of $750,000 related to the equipment at our Jinan Broadband subsidiary.  In July 2010, the equipment was taken out of service due to changes in customer needs.  The net book value of the equipment is $1,483,000.  The Company is evaluating whether there are other uses for the equipment or whether the equipment can be sold and whether additional write-downs are required.  Further, we will be able to better determine the net realizable value of the equipment.

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Furniture and office equipment	$1,031,000	$984,000
Headend facilities and machinery	15,350,000	14,172,000
Vehicles	30,000	30,000
Total property and equipment	16,411,000	15,186,000
Less: accumulated depreciation	(10,295,000)	(7,823,000)
Less: impairment charge	(750,000)	-
Net carrying value	$5,366,000	$7,363,000

Depreciation expense	$2,268,000	$2,281,000

11.          Goodwill and Intangible Assets

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, discount rates and future market conditions, among others. Long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, changes in product and service offerings, or other circumstances indicate that the carrying amount may not be recoverable.  Our Shandong Media joint venture has sustained consistent losses.  In accordance with ASC 360 we prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles during the second quarter of 2010.

We have intangible assets relating to the acquisitions of our Jinan Broadband subsidiary, Shandong Media joint venture, AdNet Media acquisition and Sinotop acquisition.

The Company amortizes its intangible assets that have finite lives.  Our service agreement, publication rights, operating permits and charter/VIE agreements are amortized over 20 years.  Customer relationships, noncompete agreement and software technology are amortized over 10 years, 5 years and 3 years, respectively.

	Balance at		Amortization/		Balance at
	December 31,		Impairment	Other	September 30,
	2009	Additions	Charge	Changes	2010
Amortized intangible assets:
Service agreement	$1,483,762	$-	$(65,040)	$-	$1,418,722
Publication rights	824,812	-	(360,653)	-	464,159
Customer relationships	183,730	-	(85,476)	-	98,254
Operating permits	1,234,583	-	(539,830)	-	694,753
Software technology	567,727	-	(189,243)	-	378,484
Charter / VIE agreements	-	3,858,002	(32,150)	-	3,825,852
Noncompete agreement	-	4,899,541	(163,318)	-	4,736,223
Total amortized intangible assets	$4,294,614	$8,757,543	$(1,435,710)	$-	$11,616,447

Unamortized intangible assets:
Goodwill	$-	$3,874,669	$-	$-	$3,874,669

	Balance at		Amortization/		Balance at
	December 31,		Impairment	Other	December 31,
	2008	Additions	Charge	Changes	2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(86,720)	$-	$1,483,762
Publication rights	968,977	-	(42,250)	(101,915)	824,812
Customer relationships	228,933	-	(20,491)	(24,712)	183,730
Operating permits	1,450,366	-	(63,236)	(152,547)	1,234,583
Software technology	-	756,969	(189,242)	-	567,727
Total amortized intangible assets	$4,218,758	$756,969	$(401,939)	$(279,174)	$4,294,614

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$(1,239,291)	$-	$-

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $535,710 and $302,328 for the nine months ended September 30, 2010 and 2009, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
Years ending December 31,	Broadband	Media	Media	Sinotop	Total
2010 (three months)	$21,680	$19,492	$63,081	$293,202	$397,455
2011	86,720	77,968	252,322	1,172,808	1,589,818
2012	86,720	77,968	63,081	1,172,808	1,400,577
2013	86,720	77,968	-	1,172,808	1,337,496
2014	86,720	77,968	-	1,172,808	1,337,496
Thereafter	1,050,162	925,802	-	3,577,641	5,553,605
Total amortization to be recognized	$1,418,722	$1,257,166	$378,484	$8,562,075	$11,616,447

12.          Accrued Expenses

Accrued expenses at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009

Accrued expenses	$403,000	$1,053,000
Accrued payroll	735,000	786,000
	$1,138,000	$1,839,000

13.          Convertible Notes

On April 14, 2010, we entered into a convertible promissory note with a private investor for a loan amount of $150,000.  Interest was payable at an annual rate equal to the applicable federal rate on the date of issuance.  The principal and accrued interest on the Note was repaid in connection with the closing of the financings on July 30, 2010 (see Note 14 “Private Financings, July 2010” below).  Under the terms of the Note, the Company issued to the investor a 5-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.05 per share.  The Company recorded interest expense of $90,000 during the nine months ended September 30, 2010 related to discount and beneficial convertible features in connection with the convertible note and warrants issuance.

In 2009, we completed a private placement transaction and sold 5% Convertible Promissory Notes, or the 2009 Notes, for gross proceeds of $304,902 and an aggregate of 2,000,000 shares of our common stock at a purchase price of $.15 per share, for aggregate proceeds of $300,000. The Notes accrue interest at 5% per year payable quarterly in cash or stock, are initially convertible at $.20 per share, and initially became due and payable in full on May 27, 2010.  Simultaneous with the closing of the financings on July 30, 2010 (see Note 14 “Private Financings, July 2010” below), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  The Company did not pay any placement agent or similar fees in connection with the Note Offering.

In connection with the 2009 private placement, we entered into a waiver letter with all the holders of January 2008 Notes, pursuant to which, among other things, the conversion price of the January 2008 Notes were reduced from $.75 per share to (i) $.20 per share for existing note holders that invested in the 2009 private placement and (ii) $.25 per share for those that did not participate.  All of the existing note holders waived certain anti-dilution adjustments contained in the January 2008 Notes and the Class A Warrants in exchange for the above changes.

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at $.60 per share and expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share (see waiver letters under “Private Financings, June 2009” above).  One investor had his conversion price reduced to $.25 per share.  We recorded a $504,661 original issue discount related to the Notes.  We calculated the interest at 5% annually and issued shares for interest payments on a quarterly basis.  We recorded amortization of original issue discount as interest expense of $75,452 for the nine months ended September 30, 2009.  Simultaneous with the closing of the financings on July 30, 2010 (see Note 14 “Private Financings, July 2010” below), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants, as described in Note 14.  As a result, for the nine months ended September 30, 2010 we recorded interest expense of $305,944 which represented the unamortized amount remaining on the original issue discount.

On conversion on July 30, 2010, the principal face value of the 2008 and 2009 notes in the amount of $3,142,752 was reclassified from liability to common stock equity and $2,133,400 was reclassified to preferred shares.

The convertible notes due were as follows:

	September 30,	December 31,
	2010	2009
Convertible notes, noncurrent	$-	$4,971,250
Less: Original issue discount	( -)	(305,944)
	$-	$4,665,306

Convertible notes, current	$-	$304,853

14.          Private Financings, July 2010

On July 30, 2010, in connection with the acquisition of Sinotop Hong Kong, we closed financings with several accredited investors and sold, in the aggregate, $9,625,000 of securities and, specifically, sold (i) $3.125 million of common units, at a per unit price of $0.05, with each common unit consisting of one share of common stock and a warrant for the purchase of one share of common stock at an exercise price of $0.05, (ii) $3.5 million of Series A units, at a per unit price of $0.50, with each Series A unit consisting of one share of Series A Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase 34.2857 shares of common stock at an exercise price of $0.05, and (iii) $3.0 million of Series B units, at a per unit price of $0.50, with each Series B unit consisting of one share of Series B Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase ten shares of common stock.  As part of these financings, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of a March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for 600,000 Series B units and additional warrants to purchase 24,000,000 shares of the Company’s common stock. Accordingly, in connection with these financings, the Company issued 62,500,000 shares of Common Stock, 7,000,000 shares of Series A Preferred Stock, 6,000,000 shares of Series B Preferred Stock and warrants to purchase an aggregate of 386,500,000 shares of Common Stock.  The proceeds of the financings will be used to fund our value added service platform and for general working capital purposes.

The Series A and Series B Preferred Stocks are entitled to dividends only when and if declared by the Board.  On liquidation, both series of preferred stock are entitled to a liquidation preference of $0.50 per share.  The shares are not redeemable except on liquidation or if there is a change in control of the Company or a sale of all or substantially all of the assets of the Company. The conversion price of the Series A and Series B Preferred Stocks may only be adjusted for standard anti-dilution, such as stock splits and similar events.  The Series A and B Preferred Stocks are considered to be equity instruments and therefore the embedded conversion options have not been separated.  Because the preferred stocks have conditions for their redemption that may be outside the control of the Company, they have been classified outside of Shareholders’ Equity, in the mezzanine section of our balance sheet.

The Warrants have fixed settlement provisions and contain only standard anti-dilution adjustments for stock splits and similar events and otherwise meet the requirements for equity classification.  In addition to the Warrants issued to the investors, the Company also issued 5,250,000 Warrants to its placement agent.  We valued the Warrants using a binomial option pricing model, based on the market price of our common stock, the period to expiration of the Warrants on July 30, 2015, an expected dividend yield of zero, an estimated volatility of 60% and a risk-fee rate of return of 1.60% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

The gross proceeds received were allocated among the Common Stock, Series A and B Preferred Stocks and the Warrants based on their relative fair values, as follows:

Gross Proceeds

Common Stock	$2,059,664
Series A Preferred Stock	1,261,995
Series B Preferred Stock	1,816,958
Warrants	4,486,383
$9,625,000

We recorded a beneficial conversion feature associated with the Series A and Series B Preferred Stocks, which was limited to the proceeds allocated to them.  Because the preferred stocks are immediately convertible at the option of the holder, the Company recorded a deemed dividend of $1,261,995 and $1,053,314 from the beneficial conversion feature associated with the issuances of the Series A and Series B Preferred Stock, respectively.

The 5,250,000 Warrants issued to the placement agent were valued, as described above, at $135,774.  In addition, the Company paid issuance costs of $496,728 related to the financings.  The aggregate costs of $632,502 were charged to additional paid-in capital.

We entered into a Registration Rights Agreement with the investors under which we agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission, registering the shares of common stock and the shares of common stock underlying the Series A and Series B Preferred Stock and the Warrants.  The Agreement requires us to file the registration statement within 45 days of the closing (by September 13, 2010) and to have it effective within 180 days (by January 26, 2011).  The registration statement was filed on October 7, 2010 but has not yet become effective.  The agreement does not provide for any specific penalties for non-performance and at September 30, 2010, we have not recorded any liability for any penalties.

Simultaneous with the closing of the financings above and as described in Note 12, and pursuant to (i) a Waiver and Agreement to Convert with the holders of an aggregate of $4,971,250 in principal amount of convertible notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert with the holders of an aggregate of $304,902 in principal amount of convertible notes of the Company, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes.  To induce the holders to convert, the Company agreed to reduce the conversion price of the notes from $0.20 or $0.25 to $0.05 and to issue to the holders warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock.  As a result of the conversion of the notes, the Company issued an aggregate of 62,855,048 shares of Common Stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock.  The terms of the new warrants are identical to those issued to the Common Stock investors in the July 30, 2010 financings described above.  In connection with the agreements and the induced conversions, the Company recorded charges of $3,977,114 and $2,729,027 for the cost of the reduction in the conversion price of the notes and the cost of the new warrants issued, respectively.  In addition, the note holders agreed to amend the terms of certain warrants originally issued with the notes to remove non-standard anti-dilution protection, in exchange for a reduction in the exercise price of the warrants from $0.20 to $0.05.  As described in Note 14 below, these warrants were previously accounted for as derivative instruments because they did not have fixed settlement provisions as a result of the non-standard anti-dilution protection.  As a result of the amendment removing the non-standard anti-dilution protection, the warrants were marked-to-market at July 30, 2010, the Company recognized an additional expense of $150,017 related to the reduction in the exercise price of the warrants and the carrying value of the warrants was then reclassified to equity.  Because these warrants are now classified in equity, they will no longer be marked-to-market.

15.          Warrant Liabilities

In June 2008, the FASB issued revised guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are not considered to be indexed only to an entity’s own stock and therefore must be accounted for as derivative instruments at fair value, and marked-to-market each period, with changes in their value charged or credited to income. Certain warrants previously issued by the Company did not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders from potential dilution associated with future financings. Effective January 1, 2009, these warrants were re-classified as derivative liabilities, to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  As described in Note 14 “Private Financings, July 2010” above, in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection.  As a result, the warrants were marked-to-market at July 30, 2010 and were then re-classified to equity.

The warrant liabilities were valued using the Black-Scholes Merton model which incorporates the following assumptions at December 31, 2009:  risk-free interest rate of 1.5%, expected volatility of 309.6%, expected life of 3.4 years and expected dividend yield of 0%.

The FASB authoritative guidance was adopted as of January 2009 and is reported as a cumulative change in accounting principle. The cumulative effect on the accounting for the warrants at January 1, 2009 was as follows:

	Additional	Accumulated	Warrant
	Paid-in Capital	Deficit	Liabilities
Warrants	$(731,496)	$424,373	$307,123

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital. The decrease in the accumulated deficit includes gains resulting from decreases in the fair value of the warrant liabilities through December 31, 2008. The warrant liability amount reflects the fair value of the derivative instrument from issuance date as of the January 1, 2009 date of implementation.  At July 30, 2010, the fair value of the warrants at that date of $150,017 was reclassified to equity.

16.          Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

Potential common shares outstanding as of September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Warrants	643,684,822	16,874,800	643,684,822	16,874,800
Options	317,500	317,500	317,500	317,500
Series A Preferred Stock	70,000,000	-	70,000,000	-
Series B Preferred Stock	102,668,000	-	102,668,000	-

For each of the three and nine month periods ended September 30, 2010 and 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 816,670,322 and 17,192,300, respectively.

17.          Comprehensive Loss

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

Comprehensive loss for the periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss attributable to shareholders	$(9,545,666)	$(915,596)	$(11,769,326)	$(3,770,554)
Other comprehensive income (loss):
Currency translation adjustment	(13,059)	6,407	397,290	28,128
Unrealized gain (loss) on marketable equity securities	(14,291)	38,735	(5,660)	2,444
Comprehensive loss	$(9,573,016)	$(870,454)	$(11,377,696)	$(3,739,982)

18.          Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009, during the nine months ended September 30, 2010 and 2009 the Company incurred $439,000 and $269,000, respectively, for interest expense related to these Notes.  For 2010, the amount includes the balance of the unamortized amount that was remaining on the original issue discount due to the conversion of the notes into shares and common stock, as described in Note 14.

As set forth in the related documents and with the consent of the Note holders, we issued 653,119 and 592,676 shares to the Note holders as payment for convertible note interest of approximately $133,000 and $194,000 for the nine months ended September 30, 2010 and 2009, respectively.

In connection with the Convertible Note issued April 2010 we recorded interest expense of $90,000 related to discount and beneficial convertible features in connection with the convertible note and warrants issuance.

19.          Stock Based Compensation

Through September 30, 2010, we have issued 317,500 options to purchase shares of our common stock.

The following table provides the details of the total stock based compensation during the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Stock option amortization	$-	$-	$27,000	$27,000
Warrant amortization	-	-	-	7,000
Stock issued as payment for interest	-	67,000	132,000	194,000
	$-	$67,000	$159,000	$228,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation and recorded a charge of $27,000 during both nine month periods ended September 30, 2010 and 2009 in connection with stock option compensation.

There were no stock options issued during the nine month periods ended September 30, 2010 and 2009.  As of September 30, 2010, there were 317,500 options outstanding with 292,500 options exercisable at a weighted average exercise price of $0.63 with a weighted average remaining life of 4.25 years.

As of September 30, 2010 the Company had total unrecognized compensation expense related to options granted of $8,000 which will be recognized over a remaining service period of .5 years.

The Company is committed to issuing 18,750,000 stock options in connection with the Sinotop acquisition as described above in Note 5.

20.          Warrants
In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note and the July 2010 financings, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of September 30, 2010, the weighted average exercise price was $.08 and the weighted average remaining life was 4.75 years.  The following table outlines the warrants outstanding as of September 30, 2010:

	Number of
	Warrants	Exercise	Expiration
Name	Issued	Price	Date
Share Exchange Consulting Warrants	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	1,131,667	$0.50	6/11/2013
April 2010 Financing Warrants	1,000,000	$0.05	4/14/2015
July 2010 Financing Investor Warrants	386,500,000	$0.05	7/30/2015
July 2010 Conversion of Convertible Note Holder Warrants	105,523,060	$0.05	7/30/2015
July 2010 Financing Broker Warrants	5,250,000	$0.05	7/30/2015
July 2010 Sinotop Acquisition Warrants	1,278,700	$0.60	1/11/2013
July 2010 Sinotop Acquisition Warrants	1,000,000	$2.00	1/11/2013
July 2010 Sinotop Acquisition Warrants	1,657,083	$0.20	6/11/2013
July 2010 Sinotop Acquisition Warrants	282,917	$0.50	6/11/2013
July 2010 Sinotop Acquisition Warrants	124,318,262	$0.05	7/30/2015

	643,684,822

On October 20, 2010, China Broadband, Inc. (the “Company”) entered into separate Warrant Exchange Agreements (the “Agreements”) with the holders of different series of warrants to purchase shares of the Company’s common stock (“Warrants”).  Pursuant to the Agreements, (i) the holders of Warrants issued on January 11, 2008  to purchase an aggregate of 9,700,000 shares of the Company’s common stock at an exercise price of $0.20 per share, have exchanged their Warrants for an aggregate of 485,000 shares of the Company’s common stock, and (ii) the holders of Warrants issued on July 30, 2010 to purchase an aggregate of 622,591,322 shares of the Company’s common stock at an exercise price of $0.05 per share, have exchanged their Warrants for an aggregate of 373,554,780 shares of the Company’s common stock.  Following the consummation of the transactions contemplated by the Agreements, there are 829,836,723 shares of common stock outstanding (on a fully diluted basis) and 11,393,500 Warrants to purchase shares of Company common stock at exercise prices ranging from $0.60 to $2.00.

The following is a breakdown of the warrants converted and the remaining warrants:

Warrants converted at 5%
January 2008 Financing Class A Warrants	6,628,333
January 2008 Financing Broker Warrants	1,131,667
July 2010 Sinotop Acquisition Warrants	1,657,083
July 2010 Sinotop Acquisition Warrants	282,917
9,700,000
Conversion rate	5%
Common shares issued	485,000

Warrants converted at 60%
April 2010 Financing Warrants	1,000,000
July 2010 Financing Investor Warrants	386,500,000
July 2010 Conversion of Convertible Note Holder Warrants	105,523,060
July 2010 Financing Broker Warrants	5,250,000
July 2010 Sinotop Acquisition Warrants	124,318,262
Total warrants	622,591,322
Conversion rate	60%
Common shares issued	373,554,793

Remaining warrants outstanding
Share Exchange Consulting Warrants	4,474,800
2007 Private Placement Investor Warrants	4,000,000
2007 Private Placement Broker Warrants	640,000
July 2010 Sinotop Acquisition Warrants	1,278,700
July 2010 Sinotop Acquisition Warrants	1,000,000

21.          Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the nine month periods ended September 30, 2010 and 2009 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  The Company recorded approximately $336,000 income tax benefit during the nine months ended September 30, 2010 primarily due to the recognition of the impairment charge related to the Shandong Media intangibles.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them.

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

The Company’s income tax benefit for the nine months ended September 30, 2010 and 2009 each consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

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

22.          Non-Controlling Interests

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

During the second quarter of 2010, the Company made certain adjustments to correct an error related to an under-allocation of amortization expense to Non-Controlling Interests in prior periods.  The adjustment related to prior allocations of amortization expense for certain intangible assets of both Jinan Broadband and Shandong Media had the effect of increasing the Net Loss Attributable to Non-Controlling Interests in the nine month period ended September 30, 2010 by approximately $277,000. The Company assessed the impact of this adjustment on the current period and all prior periods and determined that the effect of this adjustment did not result in a material misstatement to the current periods or any previously issued annual or quarterly financial statements.

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

Overview

We operate in the media segment, through our Chinese subsidiaries and VIEs, (1) a business which provides integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers, (2) a cable broadband business based in the Jinan region of China and (3) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.

On July 30, 2010, we acquired Sinotop HK through our subsidiary China Broadband Cayman.  Through a series of contractual arrangements, Sinotop HK controls Sinotop Beijing.  Through Sinotop Beijing, a corporation established in the PRC which is party to a joint venture with two other PRC companies, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

Through our VIE Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services. This broadband business constitutes the flagship of our operations and accounted for 59% of our revenues in 2009.

Through our VIE Shandong Publishing, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Publishing’s revenue consists primarily of sales of publications and advertising revenues. Our publishing business accounted for 41% of our revenues in 2009.

We acquired AdNet, which holds an Internet Content Provider license with rights to provide delivery of multimedia advertising content to over 2,000 internet cafés in the PRC, during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009, we permanently suspended the day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new pay-per-view business.

Financing Transactions

Also on July 30, 2010, in connection with the acquisition of Sinotop HK, we closed financings with several accredited investors and sold an aggregate of $9,625,000 of securities, including (i) $3.125 million of common units, at a per unit price of $0.05, each common unit consisting of one share of common stock and a warrant for the purchase of one share of common stock at an exercise price of $0.05, (ii) $3.5 million of Series A units, at a per unit price of $0.50, each Series A unit consisting of one share of Series A Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase 34.2857 shares of common stock at an exercise price of $0.05, and (iii) $3.0 million of Series B units, at a per unit price of $0.50, each Series B unit consisting of one share of Series B Preferred Stock (convertible into ten shares of common stock) and a warrant to purchase ten shares of common stock.

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

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop HK to the Company, in exchange for 1,200,000 shares of our Series B Preferred Stock and warrants to purchase of 36,000,000 shares of our common stock.

Recent Developments

On October 20, 2010, we entered into separate Warrant Exchange Agreements with the holders of different series of warrants to purchase shares of our common stock.  Pursuant to the Warrant Exchange Agreements, (i) the holders of warrants issued on January 11, 2008  to purchase an aggregate of 9,699,993 shares of our common stock at an exercise price of $0.20 per share, exchanged their warrants for an aggregate of 485,000 shares of our common stock, and (ii) the holders of warrants issued on July 30, 2010 to purchase an aggregate of 622,591,300 shares of the Company’s common stock at an exercise price of $0.05 per share, have exchanged their warrants for an aggregate of 373,554,780 shares of our common stock.

Our Pay-Per-View and Video-On-Demand Business

Through our acquisition of Sinotop HK and its VIE Sinotop Beijing, we have acquired a national license to provide the first integrated value-added service solution for the delivery of PPV and VOD in China. Our core revenues are derived from a PPV model, consisting of a one-time fee to view movies, popular titles, and live events. The service provides cable television household subscribers, the ability to view broadcast events at any time using an on-screen guide and the streaming of content through a set-top box. Currently, there are no other companies offering PPV or VOD services in China.

China is the largest cable TV market in the world. We believe that spending on television in China will continue to grow, as it is still regarded as the most effective form of media in China, largely due to television’s ability to reach a nationwide audience. With the increase of middle class income and greater disposable budgets, we anticipate seeing greater demand for entertainment, including movies, concerts and sporting events. This projection has been reflected through box office receipts, up 86% from last year according to China’s Film Bureau, and the exploding sales of flat screen televisions, up 32% from 2009 according to the China Electronic Chamber of Commerce. Premium content is still missing from the market and we believe the key opportunity for growth is in China’s next generation broadcasting initiatives, expected to power 200 million digital cable customers with high definition television, internet and two-way interactive services capability by 2020 according to the Chinese State Administration of Radio, Film and Television.

Our Broadband Business

Jinan Parent, the entity that sold its cable broadband business to us, is an emerging cable consolidator and operator in China’s cable broadband market.   Jinan Broadband, which is 49% owned by Jinan Parent and 51% owned by our WFOE, is operated in accordance with a cooperation agreement and one or more operating agreements, including the an exclusive service agreement.  Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan.  Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperate and provide each other with technical services related to their respective broadband, cable and Internet content-based businesses.

Currently, the only broadband services available in the Jinan region are through cable and high speed internet lines, as satellite internet cable connections are not currently available in Jinan, China.  We believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Networks Center.  Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable.  (See www.jinan.gov.cn).  The broadband internet business in China has limited competition, since we were granted an exclusive license and right to do so via cable in the Jinan region.

Our Publishing Business

Shandong Publishing, which is 50% owned by Shandong Broadcast and Modern Movie and 50% owned by Jinan Zhongkuan, an entity controlled by us through a series of contractual arrangements.  Through Shandong Publishing, our publishing business includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value-added communication services.  Our cooperation agreement with Shandong Broadcast and Modern Movie also provides that these businesses will be operated primarily by employees contracted to Shandong Publishing through secondment by Shandong Broadcast and Modern Movie.

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

The following is a description of some of our publications:

•
Shandong Broadcast and TV Weekly Newspaper. Established in 1954, Shandong Broadcast & TV Weekly is a provincial TV programming guide & general entertainment newspaper.  Published on weekly basis, it has maintained 90,000 average copies in circulation per week.   Target readership of Shandong Broadcast & TV Weekly consists primarily of middle-age to senior readers in the Shandong region.

•
TV Weekly Magazine.  TV Weekly Magazine is a national PRC magazine title, ranked among China’s top 5 TV Guide & general entertainment magazines.  Published on a weekly basis, this magazine’s average circulation is 40,000 copies in the Shandong region.  The unique national publishing title encourages TV Weekly to expand it’s target market to neighboring regions in northern China.

•
Modern Movie Times Magazine (Bi-Weekly).  Modern Movie Time Magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station.  Ranked among the top 100 magazine for 5 consecutive years in China, it’s among the most popular magazine in northern China.  Modern Movie Times Magazine reached 125,000 copies in circulation on a bi-weekly basis in 2009.

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

•
PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit.   China Broadband could potentially benefit if the stimulus plan injects funds into cable infrastructure allowing access to our PPV network.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated.

	3 Months Ended
	September 30,	September 30,	Amount	%
	2010	2009	Change	Change

Revenue	$2,055,000	$2,106,000	$(51,000)	-2%
Cost of revenue	1,263,000	1,541,000	(278,000)	-18%
Gross profit	792,000	565,000	227,000	40%

Selling, general and adminstrative expenses	588,000	800,000	(212,000)	-27%
Professional fees	185,000	154,000	31,000	20%
Depreciation and amortization	1,178,000	917,000	261,000	28%

Loss from operations	(1,159,000)	(1,306,000)	147,000	-11%

Interest & other income / (expense)
Interest income	2,000	1,000	1,000	100%
Interest expense	(257,000)	(93,000)	(164,000)	176%
Inducement to convert and reduction in conversion price of convertible notes	(6,706,000)	-	(6,706,000)	-
Cost of reduction in exercise price of certain warrants	(150,000)	-	(150,000)	-
Change in fair value of warrant liabilities	755,000	131,000	624,000	-
Gain (loss) on sale of securities	-	16,000	(16,000)	-100%
Other	-	(14,000)	14,000	-

Loss before income taxes and noncontrolling interests	(7,515,000)	(1,265,000)	(6,250,000)	494%

Income tax benefit	76,000	15,000	61,000	407%

Net loss, net of tax	(7,439,000)	(1,250,000)	(6,189,000)	495%

Net loss attributable to noncontrolling interests	208,000	335,000	(127,000)	-38%

Net loss attributable to China Broadband shareholders	(7,231,000)	(915,000)	(6,316,000)	690%

Dividends on preferred stock	(2,315,000)	-	(2,315,000)	-

Net loss attributable to China Broadband common shareholders	$(9,546,000)	$(915,000)	(8,631,000)	943%

Revenues

Our revenues are generated by our operating companies in the PRC.  Revenues for the three months ended September 30, 2010 totaled $2,055,000, as compared to $2,106,000 for the three months ended September 30, 2009, a decrease of approximately $51,000, or 2%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.  For the three months ended September 30, 2010, revenues totaled $1,170,000, a decrease of $10,000, or 1%, as compared to revenues of $1,160,000 for the same period of 2009. The decrease is attributable to decreases in our value added services.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the three months ended September 30, 2010, revenues totaled $894,000, a decrease of $40,000, or 4%, as compared to revenues of $934,000 for the same period of 2009.  The decrease is attributable to decreases in advertising revenue which can be directly correlated to the decline of the advertising market as a whole in China.  We anticipate that this decrease is temporary and that the advertising market will recover.  We will continue to look to increase our advertising sales for the publishing side of the business.

Gross Profit

Our gross profit for the three months ended September 30, 2010 was $792,000, as compared to $565,000 for the three months ended September 30, 2009, an increase of approximately $227,000, or 40%.  Jinan Broadband’s gross profit increased $237,000, or 77%, due to decreased costs of cable network connection and telecom bandwidth.  Shandong Media’s gross profit decreased $14,000 or 5%, primarily due to decreased revenues.

Gross profit as a percentage of revenue was 39% for the three months ended September 30, 2010, as compared to 27% for the three months ended September 30, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2010 decreased approximately $212,000 to $588,000, as compared to $800,000 for the three months ended September 30, 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses. For the three months ended September 30, 2010, salaries and personnel costs totaled $133,000, a decrease of $326,000 or 71% as compared to $459,000 for the same period of 2009 due to the reversal of executive accrued salary.  During the three months ended September 30, 2010, salaries and personnel costs accounted for 26% of our selling, general and administrative expenses.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Our professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $31,000, or 20%, to $185,000 during the three months ended September 30, 2010 from $154,000 in 2009.  Increases for this period relate to our July 30, 2010 financing transaction, as discussed under the section titled “Financing Transactions” above.

Depreciation and Amortization

Our depreciation expense decreased 124,000, or 16%, to $648,000 for the three months ended September 30, 2010 from $772,000 during the same period of 2009.  The decrease is due to equipment at our Jinan Broadband service being taken out of service due to changes in customer needs.

Our amortization expense increased $385,000, or 264%, to $530,000 for the three months ended September 30, 2010 from $145,000 during the same period of 2009.  We were amortizing the debt issuance costs associated with our 2008 convertible notes over the life of the convertible notes.  The convertible notes were converted to equity in July 2010.  In connection with the conversion, we recognized the unamortized debt issuance costs remaining of $229,504 during the third quarter of 2010.  The increase is also attributable to our intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income increased $1,000, or 100%, to $2,000 for the three months ended September 30, 2010 from $1,000 in 2009.

Interest expense
Interest expense was related to our 5% Convertible Notes issued in January 2008 and June 2009 and our April 2010 convertible note.  Interest expense increased $164,000, or 176%, to $257,000 for the three months ended September 30, 2010 from $93,000 in 2009.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

We expect our interest expense to decrease substantially.  Simultaneous with the closing of the financings on July 30, 2010 (see Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  In addition, the convertible promissory note issued in April 2010 was paid in full.  The increase in interest expense for the three month period was due to the recognition of the unamortized amount remaining on the original issue discount.

Inducement to convert and reduction in conversion price of convertible notes
The Company recorded a charge of $6,706,000 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the financings on July 301, 2010 (see Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above) and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants

Cost of reduction in exercise price of certain warrants
The Company recorded a charge of $150,000 related the initial Class A Investor and Broker warrants issued in 2008.

Change in fair value of warrant liabilities
Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  The fair value of the warrants is determined quarterly using the Black-Scholes Merton Model and changes in fair value was recorded to the statement of operations.  We recorded a gain of $755,000 and $131,000 classified as a change in fair value of warrants on our statement of operations for the three months ended September 30, 2010 and 2009, respectively.

As described in Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above, in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection.  As a result, the warrants were marked-to-market at July 30, 2010 and were then re-classified to equity.

Loss on sale of marketable equity securities
There were no sales of our Cablecom Holding shares during the three month period ended September 30, 2010 compared to the recognition of a $16,000 gain during the same period of 2009.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended September 30, 2010, $141,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $304,000 during the same period of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended September 30, 2010, $49,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $31,000 of operating income during the same period of 2009.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the three months ended September 30, 2010, $18,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV.

Dividends on preferred stock

We recorded a beneficial conversion feature associated with the Series A and Series B Preferred Stocks, which was limited to the proceeds allocated to them.  Because the preferred stocks are immediately convertible at the option of the holder, we recorded deemed dividends of $2,315,000 from the beneficial conversion feature associated with the issuances of the Series A and Series B Preferred Stock.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the three months ended September 30, 2010 was $9,546,000, an increase of $8,631,000, or 943%, as compared to $915,000 for the three months ended September 30, 2009.  The increase is primarily due to the costs associated with the issuance of new warrants from our July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.

The following table breaks down the results of operations for the three months ended September 30, 2010 and 2009 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

		3 Months Ended				3 Months Ended
		September 30, 2010				September 30, 2009
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$2,055,000		$-	$2,055,000	$2,106,000		$-	$2,106,000
Cost of revenue	1,263,000		-	1,263,000	1,541,000		-	1,541,000
Gross profit	792,000	39%	-	792,000	565,000	27%	-	565,000

Selling, general and adminstrative expenses	580,000	28%	8,000	588,000	579,000	27%	221,000	800,000
Professional fees	-	0%	185,000	185,000	23,000	1%	131,000	154,000
Depreciation and amortization	648,000	32%	530,000	1,178,000	772,000	37%	145,000	917,000

Loss from operations	(436,000)	-11%	(723,000)	(1,159,000)	(809,000)	-38%	(497,000)	(1,306,000)

Interest & other income / (expense)
Interest income	2,000		-	2,000	1,000		-	1,000
Interest expense	(1,000)		(256,000)	(257,000)	-		(93,000)	(93,000)
Inducement to convert and reduction in conversion price of convertible notes	-		(6,706,000)	(6,706,000)	-		-	-
Cost of reduction in exercise price of certain warrants	-		(150,000)	(150,000)	-		-	-
Change in fair value of warrant liabilities	-		755,000	755,000	-		131,000	131,000
Gain (loss) on sale of securities	-		-	-	-		16,000	16,000
Impairment of intangibles	-		-	-	-		-	-
Impairment of equipment	-		-	-	-		-	-
Other	-		-	-	(14,000)		-	(14,000)

Loss before income taxes and noncontrolling interest	(435,000)		(7,080,000)	(7,515,000)	(822,000)		(443,000)	(1,265,000)

Income tax benefit	-		76,000	76,000	-		15,000	15,000

Net income (loss)	(435,000)		(7,004,000)	(7,439,000)	(822,000)		(428,000)	(1,250,000)

Net loss attributable to noncontrolling interest	208,000		-	208,000	335,000		-	335,000

Net loss attributable to shareholders	(227,000)		(7,004,000)	(7,231,000)	(487,000)		(428,000)	(915,000)

Dividends on preferred stock	-		(2,315,000)	(2,315,000)	-		-	-

Net loss attributable to China Broadband common shareholders	$(227,000)		$(9,319,000)	$(9,546,000)	$(487,000)		$(428,000)	$(915,000)

Comparison of Nine months Ended September 30, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated.

	9 Months Ended
	September 30,	September 30,	Amount	%
	2010	2009	Change	Change

Revenue	$5,748,000	$6,045,000	$(297,000)	-5%
Cost of revenue	3,372,000	3,818,000	(446,000)	-12%
Gross profit	2,376,000	2,227,000	149,000	7%

Selling, general and adminstrative expenses	1,927,000	2,259,000	(332,000)	-15%
Professional fees	736,000	447,000	289,000	65%
Depreciation and amortization	3,080,000	2,653,000	427,000	16%

Loss from operations	(3,367,000)	(3,132,000)	(235,000)	8%

Interest & other income / (expense)
Interest income	4,000	6,000	(2,000)	-33%
Interest expense	(530,000)	(270,000)	(260,000)	96%
Inducement to convert and reduction in conversion price of convertible notes	(6,706,000)	-	(6,706,000)	-
Cost of reduction in exercise price of certain warrants	(150,000)	-	(150,000)	-
Change in fair value of warrant liabilities	819,000	(1,110,000)	1,929,000	-174%
Gain (loss) on sale of securities	1,000	(15,000)	16,000	-107%
Impairment of intangibles	(900,000)	-	(900,000)	-
Impairment of equipment	(750,000)	-	(750,000)	-
Other	1,000	(13,000)	14,000	-

Loss before income taxes and noncontrolling interest	(11,578,000)	(4,534,000)	(7,044,000)	155%

Income tax benefit	336,000	44,000	292,000	664%

Net loss, net of tax	(11,242,000)	(4,490,000)	(6,752,000)	150%

Plus: Net loss attributable to noncontrolling interests	1,788,000	719,000	1,069,000	149%

Net loss attributable to China Broadband shareholders	(9,454,000)	(3,771,000)	(5,683,000)	151%

Dividends on preferred stock	(2,315,000)	-	(2,315,000)	-

Net loss attributable to China Broadband common shareholders	$(11,769,000)	$(3,771,000)	$(7,998,000)	212%

Revenues

Our revenues are generated by our operating companies in the PRC.  Revenues for the nine months ended September 30, 2010 totaled $5,748,000, as compared to $6,045,000 for the nine months ended September 30, 2009, a decrease of approximately $297,000, or 5%.

Jinan Broadband’s revenue consists primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.  For the nine months ended September 30, 2010, revenues totaled $3,470,000, an increase of $77,000, or 2%, as compared to revenues of $3,393,000 for the same period of 2009. The increase is attributable to increased sales to business customers.

Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  For the nine months ended September 30, 2010, revenues totaled $2,278,000, a decrease of $370,000, or 14%, as compared to revenues of $2,648,000 for the same period of 2009.  Although we had decreases in both our publication and advertising revenues, the decrease is mainly attributable to decreases in advertising revenue which can be directly correlated to the decline of the advertising market as a whole in China.  We believe this decrease to be temporary.  We will continue to look to increase our advertising sales for the publishing side of the business.

Gross Profit

Our gross profit for the nine months ended September 30, 2010 was $2,376,000, as compared to $2,227,000 for the nine months ended September 30, 2009, an increase of approximately $149,000, or 7%.  Jinan Broadband’s gross profit increased $253,000, or 19%, due to both increased revenue and decreased telecom bandwidth costs.  Shandong Media’s gross profit decreased $118,000, or 14%, primarily due to decreased revenues.

Gross profit as a percentage of revenue was 41% for the nine months ended September 30, 2010, as compared to 37% for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2010 decreased approximately $332,000 to $1,927,000, as compared to $332,000 for the nine months ended September 30, 2009.

Salaries and personnel costs are the major component of selling, general and administrative expenses. For the nine months ended September 30, 2010, salaries and personnel costs totaled $981,000, a decrease of $330,000or 25% as compared to $1,311,000 for the same period of 2009 due to the reversal of executive accrued salary.   During the nine months ended September 30, 2010, salaries and personnel costs accounted for 25% of our selling, general and administrative expenses.

We expect our selling, general and administrative expenses will increase as we continue to grow our business.

Professional Fees

Our professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $289,000, or 65%, to $736,000 during the nine months ended September 30, 2010 from $447,000 in 2009.  Increases for this period relate to our July 30, 2010 financing transaction, as discussed under the section titled “Financing Transactions” above.

Depreciation and Amortization

Our depreciation expense decreased $14,000, or 1%, to $2,267,000 for the nine months ended September 30, 2010 from $2,281,000 in 2009.

Our amortization expense increased $440,000, or 118%, to $813,000 for the nine months ended September 30, 2010 from $373,000 in 2009.  We were amortizing the debt issuance costs associated with our 2008 convertible notes over the life of the convertible notes.  The convertible notes were converted to equity in July 2010.  In connection with the conversion, we recognized the unamortized debt issuance costs remaining of $229,504 during the third quarter of 2010.  The increase is also attributable to our intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income decreased $2,000, or 33%, to $4,000 for the three months ended September 30, 2010 from $6,000 in 2009

Interest expense

Interest expense was related to our 5% Convertible Notes issued in January 2008 and June 2009 and our April 2010 convertible note.  Interest expense increased $260,000, or 96%, to $530,000 for the nine months ended September 30, 2010 from $270,000 in 2009.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

We expect our interest expense to decrease substantially.  Simultaneous with the closing of the financings on July 30, 2010 (see Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  In addition, the convertible promissory note issued in April 2010 was paid in full.  The increase in interest expense for the nine month period was due to the recognition of the unamortized amount remaining on the original issue discount.

Inducement to convert and reduction in conversion price of convertible notes
The Company recorded a charge of $6,706,000 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the financings on July 301, 2010 (see Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above) and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants

Cost of reduction in exercise price of certain warrants
The Company recorded a charge of $150,000 related the initial Class A Investor and Broker warrants issued in 2008.

Change in fair value of warrant liabilities
Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $819,000 classified as a change in fair value of warrants on our statement of operations for the nine months ended September 30, 2010 and we recorded a charge of $1,110,000 in 2009.

As described in Item 1, Part 1, “Financial Statements – Note 14 - Private Financings, July 2010” above, in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection.  As a result, the warrants were marked-to-market at July 30, 2010 and were then re-classified to equity.

Loss on sale of marketable equity securities
During the nine month period ended September 30, 2010 we recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares and we recorded a loss of approximately $15,000 during the same period of 2009.

Impairment of intangibles
Our Shandong Media joint venture has not experienced the growth that we initially anticipated.  We prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles which include publication rights, operating permits and customer relationships during the second quarter of 2010.

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

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the nine months ended September 30, 2010, $1,079,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $670,000 during the same period of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the nine months ended September 30, 2010, $691,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $49,000 during the same period of 2009.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the nine months ended September 30, 2010, $18,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV.

Dividends on preferred stock

We recorded a beneficial conversion feature associated with the Series A and Series B Preferred Stocks, which was limited to the proceeds allocated to them.  Because the preferred stocks are immediately convertible at the option of the holder, we recorded a deemed dividends of $3,079,000 from the beneficial conversion feature associated with the issuances of the Series A and Series B Preferred Stock.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the nine months ended September 30, 2010 was $11,769,000, an increase of $7,999,000, or 212%, as compared to $3,771,000 for the nine months ended September 30, 2009.  The increase is primarily due to the costs associated with the issuance of new warrants from our July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.  The increase was also attributable to impairment charges related to our Shandong Media intangibles and Jinan Broadband equipment.

The following table breaks down the results of operations for the nine months ended September 30, 2010 and 2009 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

		9 Months Ended				9 Months Ended
		September 30, 2010				September 30, 2009
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$5,748,000		$-	$5,748,000	$6,045,000		$-	$6,045,000
Cost of revenue	3,372,000		-	3,372,000	3,818,000		-	3,818,000
Gross profit	2,376,000	41%	-	2,376,000	2,227,000	37%	-	2,227,000

Selling, general and adminstrative expenses	1,531,000	27%	396,000	1,927,000	1,635,000	27%	624,000	2,259,000
Professional fees	2,000	0%	734,000	736,000	38,000	1%	409,000	447,000
Depreciation and amortization	2,270,000	39%	810,000	3,080,000	2,282,000	38%	371,000	2,653,000

Loss from operations	(1,427,000)	-25%	(1,940,000)	(3,367,000)	(1,728,000)	-29%	(1,404,000)	(3,132,000)

Interest & other income / (expense)
Interest income	4,000		-	4,000	6,000		-	6,000
Interest expense	(1,000)		(529,000)	(530,000)	-		(270,000)	(270,000)
Inducement to convert and reduction in conversion price of convertible notes	-		(6,706,000)	(6,706,000)	-		-	-
Cost of reduction in exercise price of certain warrants	-		(150,000)	(150,000)	-		-	-
Change in fair value of warrant liabilities	-		819,000	819,000	-		(1,110,000)	(1,110,000)
Gain (loss) on sale of securities	-		1,000	1,000	-		(15,000)	(15,000)
Impairment of intangibles	-		(900,000)	(900,000)	-		-	-
Impairment of equipment	(750,000)		-	(750,000)	-		-	-
Other	-		1,000	1,000	(13,000)		-	(13,000)

Loss before income taxes and noncontrolling interest	(2,174,000)		(9,404,000)	(11,578,000)	(1,735,000)		(2,799,000)	(4,534,000)

Income tax benefit	-		336,000	336,000	-		44,000	44,000

Net loss, net of tax	(2,174,000)		(9,068,000)	(11,242,000)	(1,735,000)		(2,755,000)	(4,490,000)

Plus: Net loss attributable to noncontrolling interest	1,788,000		-	1,788,000	719,000		-	719,000

Net loss attributable to shareholders	(386,000)		(9,068,000)	(9,454,000)	(1,016,000)		(2,755,000)	(3,771,000)

Dividends on preferred stock	-		(2,315,000)	(2,315,000)	-		-	-

Net loss attributable to China Broadband common shareholders	$(386,000)		$(9,068,044)	$(11,769,000)	$(1,016,000)		$(2,755,000)	$(3,771,000)

Liquidity and Capital Resources

As of September 30, 2010 we had cash and cash equivalents of approximately $7,809,000.  The following sets forth a summary of the Company’s cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(1,334,000)	$449,000
Net cash used in investing activities	(2,309,000)	(916,000)
Net cash provided by (used in) financing activities	9,112,000	(2,046,000)
Effect of exchange rate changes on cash	149,000	28,000
Net decrease in cash and cash equivalents	(5,618,000)	(2,484,000)
Cash and cash equivalents at beginning of period	2,191,000	4,426,000
Cash and cash equivalents at end of period	7,809,000	1,941,000

Operating activities
Cash (used in) provided by operating activities for the nine months ended September 30, 2010 and 2009 was ($1,334,000) and $449,000, respectively.

Investing activities
Investing activities for the nine months ended September 30, 2010 and 2009 used cash of $2,309,000 and $916,000, respectively.  For 2010, this amount consisted primarily of (i) $1,162,000 for additions to property, (ii) $575,000 investment in an equity company associated with Sinotop and (iii) $508,000 loans to our Shandong Media shareholders.  For 2009, this amount consisted primarily of (i) $555,000 for additions to property and equipment and (ii) $554,000 loans to our Shandong Media shareholders.

Financing activities
Cash provided by (used in) financing activities for the nine months ended 2010 was $9,112,000, as compared to cash used in financing activities for the same period of 2009 of $2,046,000.  For 2010, the amount consisted primarily of net proceeds of $9,128,000 from the sale of equity securities.  For 2009, the amount was due to an increase in the payable to Jinan Parent in the amount of $2,643,000 offset by total proceeds of approximately $605,000 from the sale of equity securities and the issuance of convertible notes payable.

As discussed above, on July 30, 2010, we consummated financings which resulted in gross proceeds to the Company of $9.625 million.  While we believe that the proceeds from these financings will sustain our business operations for the near term, we anticipate that we will need to raise additional funds to fully implement our business model and related strategies.  In addition, the fact that we have incurred significant continuing losses during the first nine months of 2010, had a working capital deficit at September 30, 2010, and have relied on debt and equity financings to fund out operations to date, could raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

•
Variable Interest Entities.  We account for entities qualifying as VIEs in accordance with ASC 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

•
Revenue Recognition.  Revenue is recorded as services are provided to customers.  We generally recognize all revenue in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.  We record deferred revenue for payments received from customers for the performance of future services and recognizes the associated revenue in the period that the services are performed.  Provision for discounts and rebates to customers and other adjustments, if any, are provided for in the same period the related sales are recorded.

•
Inventories.  Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out (FIFO) method.

•
Business Combinations.  The Company adopted ASC topic 805, “Business Combinations” (“ASC 805”) for acquisition consummated beginning January 1, 2009. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. The Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions) and recognizes contingent consideration at fair value on the acquisition date. The excess purchase price over the fair value is recorded as goodwill. ASC Topic 350 (“Goodwill and Intangible Assets”) indicates that goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

•
Investment in Equity Investment.  Investment in affiliates, which are not controlled by the Company but where the Company has the ability to exercise significant influence over, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of operations.

•
Intangible Assets.  We follow Financial Accounting Standards Board, or FASB, ASC 350, Intangibles-Goodwill and Other, or ASC 350.  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable.  In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we must test goodwill and other indefinite life intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses and other valuation methods.

•
Income Taxes.  Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

•
Warrant Liabilities.  We account for derivative instruments and embedded derivative instruments in accordance with the accounting standard for Accounting for Derivative Instruments and Hedging Activities, as amended.  The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.  Fair value is estimated using the Black-Scholes Pricing model.  We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability.  Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations.  A contract designated as an equity instrument can be included in equity, with no fair value adjustments required.  The asset/liability derivatives are valued on a quarterly basis using the Black-Scholes Pricing model.  Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a proxy-free interest rate.  Gains (losses) on warrants are included in “Changes in fair value of warrant liabilities in our consolidated statement of operations”.

•
Foreign Currency Translation.  The businesses of our operating subsidiaries are currently conducted in and from China in Renminbi.    The Company makes no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rates stated below, or at all.  The Chinese government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign exchange and through restrictions on foreign trade.  The Company uses the U.S. dollar as its reporting and functional currency.  Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet.  Financial information is translated into U.S. dollars at prevailing or current rates respectively, except for revenues and expenses which are translated at average current rates during the reporting period.  Exchange gains and losses resulting from retained profits are reported as a separate component of stockholders’ equity.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements — Note 3 — Accounting Policies — Recent Accounting Pronouncements.”

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Until recently, we have not had the resources to effectively monitor new accounting pronouncements, which has resulted in a material weakness in our internal controls and procedures. As a result of this weakness, we have restated our financial statements for the three months ended March 30, 2009 the three and six months ended June 30, 2009 and the three and nine months ended September 30, 2009. Although the material weaknesses still existed at September 30, 2010, we have hired outside consultants to assist with technical accounting and controls in order to eventually cure this weakness.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk factors discussed below, which could materially affect our business, financial condition or future results. The risks described below, as well as those described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We do not have direct or indirect equity ownership of our VIEs, which collectively operate all our businesses in China. At the same time, however, we have entered into contractual arrangements with each of our VIEs and their individual owners pursuant to which we received an economic interest in, and exert a controlling influence over each of the VIEs, in a manner substantially similar to a controlling equity interest.

Although we believe that our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIEs in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of each of our VIEs. These contractual arrangements are not as effective in providing control over the VIEs as direct ownership. For example, one of the VIEs may be unwilling or unable to perform their contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, any of the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Our arrangements with our VIEs and their respective shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with our VIEs and their respective shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

We face strong competition from both local and foreign competitors and increased competition could negatively affect our financial results.

Our magazines compete with a number of other magazine publishers. Both local and overseas publishers issue business related magazines in China, some of which may have substantially greater financial resources than us that may enhance their ability to compete in the publication of sales and marketing periodicals. In addition, we face broad competition for audiences and advertising revenue from other media companies that produce magazines, newspapers and online content. Overall competitive factors include product positioning, editorial quality, circulation, price and customer service. Competition for advertising dollars is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers’ products and services and the effectiveness of the sales team. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

Since we publish our magazines in China, we are subject to the Chinese Advertising Law, which imposes upon us restrictions regarding the content of our publication and our ability, as a foreign corporation, to own media assets in China.

The advertising industry in China is governed by the Advertising Law which came into effect in February 1995. Advertisers, advertising operators and distributors, including entities such as ourselves, which engage in advertising activities are required to comply with applicable procedures and provisions under the Advertising Law. If our operations are determined to be in breach of the Advertising Law, penalties may be imposed which include fines, confiscation of advertising fees, orders to cease dissemination of the relevant advertisement and orders to publish an advertisement with corrective information.

Our PPV and VOD business depends on third parties to provide the programming that we offer to subscribers in China, and if we are unable to secure  access to this programming, we may be unable to attract subscribers.

Our PPV and VOD business depends on third parties to provide us with programming services which we would distribute to our subscribers in China. We plan to negotiate with various U.S. entertainment studios to secure access to programming content, however we may not be able to obtain access to the programming content on favorable terms or at all.  If we are unable to successfully negotiate agreements for access to high quality programming content, we may not be able to attract subscribers for our service and our operating results would be negatively affected.

If we are unable to attract subscribers for our PPV and VOD services, or are unable to successfully negotiate agreements with cable television providers in China to deliver our programming content, our financial performance will be adversely affected.

At present, there is a limited market for PPV and VOD services in China, and there is no guarantee that a market will develop or that we will be able to attract subscribers to purchase our services.  In addition, we rely on cable television providers to deliver our programming content to subscribers and we may not be able to negotiate agreements to deliver our programming content on favorable terms or at all.  If we are unable to attract subscribers or successfully negotiate delivery agreements with cable television providers, our financial performance will be adversely affected.

Because Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividends of proceeds from liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend of proceeds from liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of liquidation.

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. We intend to operate our business so as to minimize the risk of PFIC treatment, however you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, which may negatively impact the price of our common stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on NonResident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Global Market and this low trading volume may adversely affect the price of our common stock.

Our common stock trades on the OTCQB market maintained by Pink OTC Markets Inc.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq Global Market.   Although we believe that this offering will improve the liquidity for our common stock, there is no assurance that the offering will increase the volume of trading in our common stock.  Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our articles of incorporation authorize our board of directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our articles of incorporation and bylaws contain certain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous.  These provisions:

●
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

●	require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

●	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth in our Current Report on Form 8-K filed with the SEC on October 22, 2010, there were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

Item 4. [Removed and Reserved]

Item 5. Other Information.

In connection with the July 2010 financings discussed above, on July 30, 2010, we filed a Certificate of Designations of Series B Preferred Stock, or the Certificate of Designations, with the Secretary of State of the State of Nevada.  There was an error in the Certificate as filed.  The Certificate that was initially filed mistakenly stated that we were authorized to issue up to 6,000,000 shares of Series B Preferred Stock.  The correct number of shares of Series B Preferred Stock authorized by our Board of Directors in connection with the July 2010 financings was 11,000,000.  Accordingly, on November 22, 2010, we filed a Certificate of Correction with the Secretary of State of the State of Nevada to correct the error in the Certificate of Designations.  The foregoing summary is qualified in its entirety by reference to the Certificate of Correction attached hereto as Exhibit 4.1.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Certificate of Correction, dated November 22, 2010.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 22, 2010.

CHINA BROADBAND, INC

By:	/s/ Shane McMahon
Name: Shane McMahon
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1	Certificate of Correction, dated November 22, 2010.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.