Form 10-K
period 2010-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2011-04-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-19644

YOU ON DEMAND HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Union Square, West Suite 502 New York, New York 10003
(Address of principal executive offices)

(212) 206-1216
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $4,107,827.  Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 660,968,748 shares of the registrant’s common stock outstanding as of April 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
None.

YOU ON DEMAND HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“AdNet” refers to Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a Adnet Media Technologies (Beijing) Co., Ltd.), a PRC company controlled by CB Cayman through a contractual arrangement;

●	“CB Cayman” refers to our wholly-owned subsidiary China Broadband Ltd., a Cayman Islands company;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Jinan Broadband” refers to Jinan Guangdian Jiahe Broadband Co., Ltd., a PRC joint venture owned 51% by WFOE and 49% by Jinan Parent;

●	“Jinan Parent” refers to Jinan Guangdian Jiahe Digital Television Co., Ltd., a PRC company;

●
“Jinan Zhongkuan” refers to Jinan Zhongkuan Dian Guang Information Technology Co., Ltd., a PRC company owned 90% by Pu Yue and 10% by Liang Yuejing, PRC individuals, and controlled by CB Cayman through contractual arrangements;

●	“Modern Movie” refers to Modern Movie and TV Biweekly Press, a PRC company;

●	“Networks Center” refers to Jinan Radio & Television Network;

●	“PPV” refers to pay-per-view;

●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;

●	“Shandong Publishing” refers to Shandong Lushi Media Co., Ltd., a PRC company owned 50% by Jinan Zhongkuan, 30% by Shandong Broadcast and 20% by Modern Movie;

●	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop HK through contractual arrangements;

●	“Sinotop HK” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman;

●	“U.S. dollars,” “dollars,” “US$” and “$” refer to the legal currency of the United States;

●	“VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Publishing and Sinotop Beijing; and

●	“VOD” refers to video-on-demand;

●	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company wholly-owned by CB Cayman.

In this report we are relying on and we refer to information and statistics regarding the media industry in China that we have obtained from various public sources.  Any such information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

We operate in the media segment, through our Chinese subsidiaries and variable interest entities “VIEs”, (1) a business which provides integrated value-added service solutions for the delivery of pay-per-view “PPV”, video-on-demand “VOD”, and enhanced premium content for cable providers, (2) a cable broadband business based in the Jinan region of China and (3) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.

On July 30, 2010, we acquired Sinotop Group Limited (“Sinotop HK”) through our subsidiary China Broadband Cayman.  Through a series of contractual arrangements, Sinotop HK controls Sinotop Beijing.  Through Sinotop Beijing, a corporation established in the PRC which is party to a joint venture with two other PRC companies, we plan to provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

Through our VIE Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services. This broadband business constitutes 63% of our revenues in 2010.

Through our VIE Shandong Publishing, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Publishing’s revenue consists primarily of sales of publications and advertising revenues. Our publishing business accounted for 37% of our revenues in 2010.

We acquired AdNet during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009, we permanently suspended the day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new pay-per-view business.

Our Pay-Per-View and Video-On-Demand Business

Through our acquisition of Sinotop HK and its VIE Sinotop Beijing, we have acquired the rights to use a national license to provide the first integrated value-added service solution for the delivery of PPV and VOD in China. Our core revenues will be derived from a pay-TV model, consisting of a one-time fee to view movies, popular titles, and live events. The service will provide cable television households subscribers, the ability to view broadcast events at any time using an on-screen guide and the streaming of content through a set-top box. Currently, there are no other companies nationally offering PPV or VOD services in China.

China is the largest cable TV market in the world. We believe that spending on television in China will continue to grow, as it is still regarded as the most effective form of media in China, largely due to television’s ability to reach a nationwide audience. With the increase of middle class income and greater disposable budgets, we anticipate seeing greater demand for entertainment, including movies, concerts and sporting events. This projection has been reflected through box office receipts, up 86% in 2010 from 2009 according to China’s Film Bureau, and the exploding sales of flat screen televisions, up 32% from 2009 according to the China Electronic Chamber of Commerce. Premium content is still missing from the market and we believe the key opportunity for growth is in China’s next generation broadcasting initiatives, expected to power 200 million digital cable customers with high definition television, internet and 2-way interactive service capability by 2020 according to the Chinese State Administration of Radio, Film and Television.

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

Currently, the only broadband services available in the Jinan region are through cable and high speed internet lines, as satellite internet cable connections are not currently available in Jinan, China.  We believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Networks Center.  Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable.  (See www.jinan.gov.cn).  The broadband internet business in China has limited competition, since we were granted an exclusive license and right to do so via cable in the Jinan region.  We anticipate building our PPV/VOD business in conjunction with this business.

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

In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Publishing has:

•	a combined subscription basis of approximately 225,000 subscribers;
•	five publishing assets focused on different entertainment readership segments;

Following is a description of some of our publications:

•
Shandong Broadcast and TV Weekly (Newspaper). Established in 1954, Shandong Broadcast & TV Weekly is a provincial TV programming guide & general entertainment newspaper.  Published on a weekly basis, it has maintained 85,000 average copies in circulation per week.   Target readership of Shandong Broadcast & TV Weekly consists primarily of middle-age to senior readers in the Shandong region.

•
TV Weekly Magazine.  TV Weekly Magazine is a national PRC magazine title, ranked among China’s top 5 TV Guide & general entertainment magazines.  Published on a weekly basis, this magazine’s average circulation is 40,000 copies in the Shandong region.  The unique national publishing title encourages TV Weekly to expand its target market to neighboring regions in northern China.

•
Modern Movie Times Magazine (Bi-Weekly).  Modern Movie Time Magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station.  Ranked among the top 100 magazine for 5 consecutive years in China, it’s among the most popular magazines in Northern China.  Modern Movie Times Magazine reached 100,000 copies in circulation on a bi-weekly basis in 2010.

•
Music Review and Korea Drama (monthly). These are two smaller publications that were acquired in 2009.  Circulation in each of these magazines is small.  They are currently distributed in larger cities.  We feel that there is good growth potential for both publications as we integrate them into our distribution and content channels.

Name Change

On February 23, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the Company from “China Broadband, Inc.” to “YOU On Demand Holdings, Inc.”

Corporate Structure

The following chart depicts our corporate structure as of the date of this report:

1.	Controlled through a Trust Agreement with controlling shareholder(s).
2.	Equity Pledge of 100% of Jinan Zhongkuan in favor of WFOE.
3.
Exclusive Advertising Agency and Exclusive Consulting Service Agreements dated June 2, 2008 between Shandong Publishing, Shandong Broadcast, Modern Movie and Music Review Press; Cooperation Agreement dated as of March 7, 2008, between Jinan Zhongkuan, Shandong Broadcast and Modern Movie.

4.
Exclusive Service Agreements dated December 2006 and March 2007 between Jinan Broadband, Jinan Parent and Networks Center; Cooperation Agreement dated as of January 2007 between Jinan Broadband and Networks Center; Cooperation Agreement dated as of December 26, 2006 between CB Cayman and Jinan Parent.

5.	Media Cooperation Agreement.
6.	Sinotop VIE Agreements, including with Zhang Yan, the sole shareholder of SinoTop Beijing.
7.	Controlled through a Loan Agreement dated January 2008, an Equity Option Agreement dated January 2008, a Trustee Arrangement dated January 2008, and a Power of Attorney dated January 2008.
8.	Sinotop Joint Venture Agreements

VIE Structure and Arrangements

Jinan Broadband

In December 2006, through our WFOE, we entered into to a cooperation agreement with Jinan Parent, pursuant to which we acquired and currently own a 51% controlling interest in Jinan Broadband.  The cooperation agreement provides that Jinan Broadband’s operations and pre-tax revenues would be assigned to our WFOE for 20 years, effectively providing for an acquisition of the business.  In consideration for this 20 year business and management rights license, we paid approximately $2,572,000, including expenses, in March 2007 and the remaining approximate $3.2 million (based on 23 million RMB) in March of 2008.  While this acquisition was completed in late March of 2007 with an effective transfer of assets date of April 1, 2007, we commenced certain operational oversight of this entity prior to such time.

Under the terms of an exclusive services agreement between Jinan Broadband, Jinan Parent and Networks Center, Jinan Broadband is  obligated to provide certain technical services needed by Jinan Parent and is entitled to receive 100% of the pre-tax income of Jinan Parent in exchange.  Accordingly, because all of the pre-tax income of Jinan Broadband is then required to be paid over to our WFOE under the terms of the cooperation agreement, and due to the nature of our ownership/control of Jinan Broadband, it is considered a VIE and therefore is consolidated in our financial statements.

Shandong Publishing

On March 7, 2008, we entered into a cooperation agreement, or the Shandong Newspaper Cooperation Agreement, with Shandong Broadcast and Modern Movie, or the Shandong Newspaper Entities.  The cooperation agreement provides for, among other terms, the creation of a joint venture entity in the PRC, Shandong Publishing, that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Cooperation Agreement pursuant to exclusive licenses.  In addition, Shandong Publishing entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Cooperation Agreement and another third party, Music Review Press, which requires that the Shandong Newspaper Cooperation Agreement and Music Review Press shall appoint Shandong Publishing as their exclusive advertising agents and providers of technical and management support for a fee.

Under the terms of the Shandong Newspaper Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper Entities contributed their entire Shandong newspaper business and transferred certain employees, to Shandong Publishing in exchange for a 50% stake in Shandong Publishing, with the other 50% of Shandong Publishing to be owned directly by Jinan Zhongkuan, and indirectly by our WFOE in the PRC in the second quarter of 2008, with the joint venture becoming operational in July of 2008.  In exchange therefore, the Cooperation Agreement provided for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB) which was contributed to Shandong Publishing as working and acquisition capital.  As part of the transaction, and to facilitate our subsidiary’s ownership and control over Shandong Newspaper under PRC law, through our WFOE in the PRC, this acquisition was completed in accordance with a pledge and loan agreement, pursuant to which all of the shares of Shandong Publishing which we acquired are held in trust on our behalf by a nominee holder, as security for a loan to Shandong Media’s parent seller.  We are entitled to 100% of the pre-tax income of Jinan Zhongkuan, the 50% owner of Shandong Publishing in two ways, which are discussed below.

First, there are two individual owners of Jinan Zhongkuan which hold all of the equity in that company in trust for the benefit of CB Cayman, pursuant to trustee arrangements entered into with them in 2008.  The trustee arrangements relieve the individual shareholders from any responsibilities for the day-to-day operations of the company and any liability arising from their role as equity holders.  All actions taken by them as shareholders will be in accordance with instructions provided by CB Cayman.  The trustee arrangements provide that, in consideration for an up-front fee paid by CB Cayman, and monthly cash payments thereafter, the equity holders of Jinan Zhongkuan will hold the equity of Jinan Zhongkuan in trust for, and only for the benefit of, CB Cayman.  We believe CB Cayman’s right to receive 100% of the dividends paid on the equity held in trust for it by the two individuals is appropriate under PRC transfer pricing rules, which are found in Arts. 41-48 of the PRC Enterprise Income Tax Law and Arts. 109-123 of the Implementing Regulations thereunder, and complies with the “arm’s length principle” mandated by Art. 41 of the Enterprise Income Tax Law, because those individuals have no responsibilities and take no risk in connection with their role as trustee shareholders other than to vote when requested and as directed by CB Cayman.

As a practical matter, however, there are not likely to be any dividends paid on the equity of Jinan Zhongkuan, because all of its pre-tax income is required to be paid over to WFOE under the terms of an exclusive services agreement entered into in January 2008. Under the terms of the exclusive services agreement, the WFOE is obligated to provide all management, technical and support services needed by Jinan Zhongkuan and is entitled to receive 100% of the pre-tax income of Jinan Zhongkuan in exchange. Jinan Zhongkuan has no income other than profit distributions from Shandong Publishing.  Jinan Zhongkuan and our WFOE are related parties, and all of the risk and burden of the operations of Jinan Zhongkuan is shifted to the WFOE under the exclusive services agreement, and therefore all of the economic benefit is shifted to the WFOE as well.

The Company, through CB Cayman, is the sole owner of WOFE, and exercises the overall voting power over WFOE.  In addition, through the various contractual agreements between CB Cayman, the trustees, the WFOE and Jinan Zhongkuan, as discussed above, Jinan Zhongkuan is considered a VIE.  As the Company bears all risks and is entitled to all benefits relating to the investment in Jinan Zhongkuan, the Company is a primary beneficiary of Jinan Zhongkuan and is required to consolidate Jinan Zhongkuan under the variable interest model.  With respect to Shandong Publishing, it cannot finance its own activities without the cash contribution from Jinan Zhongkuan.  In addition, apart from its 50% equity interest in Shandong Publishing, Jinan Zhongkuan has the obligation to bear expected losses and receive expected returns through the services agreement, which entitles Jinan Zhongkuan to all net profits of Shandong Publishing.  Accordingly, due to the nature of our ownership/control of Jinan Zhongkuan and Shandong Publishing, they are considered VIEs and therefore are consolidated in our financial statements.

If the PRC tax authorities were to disagree with our position regarding the pricing under the exclusive services agreement between Jinan Zhongkuan and the WFOE, there is no potential for past-due tax liability with respect to Jinan Zhongkuan because, as noted above, Jinan Zhongkuan has never recognized any profits.  However, if Jinan Zhongkuan did recognize profits, and the PRC tax authorities partially disallowed Jinan Zhongkuan’s deduction of amounts paid to the WFOE, such that Jinan Zhongkuan is seen to retain some percentage of its pre-tax profit as taxable income, that entity would be responsible for enterprise income tax at a rate of 25% on such retained percentage.

AdNet

On April 7, 2009, we acquired AdNet, a development stage company, whose primary business was, until December 2009 as discussed above, the delivery of multimedia advertising content to internet cafés  in the PRC.   Pursuant to the terms of this acquisition, we issued 11,254,898 shares of our common stock to AdNet’s shareholders in exchange for 100% of AdNet’s equity ownership and $100,000 paid to us.  As part of the terms of this acquisition, and to facilitate our ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a loan agreement and equity option agreement, and all of the shares of AdNet are held by a trustee appointed by us to act as directed by CB Cayman.  Due to the nature of our ownership/control of AdNet, it is considered a VIE and therefore is consolidated in our financial statements  However, due to the shift of our business model to the PPV and VOD business, as of December 31, 2009, we permanently suspended the day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new pay-per-view business.

Sinotop Beijing

On July 30, 2010, we acquired Sinotop HK through CB Cayman.  Through a series of contractual arrangements, Sinotop HK controls Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view, video-on-demand and enhanced premium content for cable providers.

In March 2010, Sinotop HK entered into a management services agreement with Sinotop Beijing pursuant to which Sinotop Beijing pays consulting and service fees, equal to 100% of all pre-tax revenues of Sinotop Beijing, to Sinotop HK for various management, technical, consulting and other services in connection with its business.  Payment of the fees under the management services agreement is secured through an equity pledge agreement pursuant to which the sole shareholder of Sinotop Beijing pledged all equity interests in Sinotop Beijing to Sinotop HK.  In addition, Sinotop HK entered into a voting rights agreement with Sinotop Beijing and the sole shareholder of Sinotop Beijing, whereby Sinotop HK was entrusted with all of the voting rights of the sole shareholder of Sinotop Beijing.  Through these contractual arrangements, upon our acquisition of Sinotop HK, we acquired control over, and rights to 100% of the economic benefit of,  Sinotop Beijing.  Accordingly, Sinotop Beijing is considered a VIE and therefore is consolidated in our financial statements.

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

We believe that SARFT and its broadcasters are currently focusing on increasing subscription revenues by converting Chinese television viewers from “analog” service to “digital” (pay TV) service.  The digitalization efforts include providing set-top-boxes free of charge as part of a digital television service bundling initiative.   Due to the lack of financial resources, we believe that the rollout of cable broadband services and other value-added services has moved lower on SARFT’s priority list.

Our Competition

Pay-Per-View and Video-On-Demand Business

We currently have no direct competitors in China that offer PPV and VOD services over a cable platform.  Although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our partnership with CHC and first to market advantage.

Broadband Business

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

Cable operators in China must purchase internet connection bandwidth from the local telecom carriers.  Since the local telecom carriers are not required to pay for internet connection bandwidth, which increases their profit margins relative to cable broadband service providers, this affords them a potential price advantage.  But to-date, their prices remain in line with our prices.

Publishing Business

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

Our Growth Strategy

We intend to implement the following strategic plans to take advantage of industry opportunities and expand our business:

•
Pay-Per-View and Video-On-Demand Services. Through our recently announced acquisition of Sinotop HK., and its VIE, Sinotop Beijing, which is a party to 2 joint ventures consisting of partnerships with CCTV6’s pay channel China Home Cinema (CHC), we have received the rights to utilize a valuable national license to deploy PPV and VOD services onto cable TV networks throughout China. Currently we have access to one of the largest movie libraries in China and we plan to acquire content from entertainment companies and studios in the U.S. and other parts of the world to deliver an integrated solution for enhanced premium content through cable providers. There are over 175 million cable television households in China and we plan to capitalize on the revenue opportunities as the government continues to mandate the switch from analog to digital cable by 2015.

•
Focus on Additional Delivery Platforms. Once we build an extensive entertainment content library and establish our reputation within the cable television industry, we plan to expand the distribution of our content over multiple delivery platforms including internet, mobile, Internet Protocol television (“IPTV), and satellite to expand out product offerings and diversifying our revenue streams.

•
Deployment of Value-added Services. To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.  Value-added services  will become a focus of revenue generation.

Our Customers

As of December 31, 2010, Jinan Broadband had approximately 60,000 cable internet subscribers.  Shandong Publishing had, in aggregate amongst its various titles, a reader base of approximately 225,000 persons.
All of our customers are in the PRC.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements, and other than our right to own and operate Jinan Broadband, we do not currently own any trademarks.   We intend to apply for trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Our Employees

As of December 31, 2010, we had a total of 210 full-time employees. The following table sets forth the number of our employees by function at December 31, 2010.

Function	Number of Employees
Sales and Marketing	22
Technical	42
Research and Development	11
Operating	99
Financial	14
Administrative	22
TOTAL	210

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of after-tax profit.  In addition, we are required by the PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC laws.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Regulation

General Regulation of Businesses

Our PRC based operating subsidiaries and VIEs are regulated by the national and local laws of the PRC. The radio and television broadcasting industries and news print media are highly regulated in China.  Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets.  SARFT regulates the radio and television broadcasting industry.  In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next.  The SARFT interest group controls broadcasting assets and broadcasting contents in China.

The MII plays a similar role to SARFT in the telecom industry.  As China’s telecom industry is much more deregulated than the broadcasting industry.  While China’s telecom industry has substantial financial backing, SARFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

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

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China, or MOFCOM, and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband.  Additionally, foreign ownership of business and assets in China is not permitted without specific government approval.  For this reason, we acquired only 51% of Jinan Broadband, with the remaining 49% owned by Jinan Parent and its affiliates.  Similarly, Shandong Publishing was acquired through WFOE which owns 50% of the joint venture with the remaining 50% owned by Shandong Broadcast and Modern Movie.  AdNet was acquired under a trustee relationship.  Sinotop Beijing was acquired through our acquisition of Sinotop Hong Kong, which controls Sinotop Beijing through a series of contractual agreements.   We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries.

Licenses and Permits

Jinan Broadband

Through the cooperation agreement with Jinan Parent and Networks Center, we enjoy the benefits of licenses that Jinan Parent holds that allow us to roll out cable broadband services as well as to provide value-added services of radio and TV content in Shandong province, including:

Description	License/Permit
Internet Multi-media Content Transmission	License No. 1502005
Radio & Television Program Transmission & Operation Business	Permit Shandong No. 1552013
Radio & TV Program Production & Operation License	Shandong No. 46
PR China Value-added Telecom Service License	Shandong No. B2-20050002
PR China Value-added Telecom Service License	Shandong B2-20051013

Shandong Publishing

Shandong Publishing holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu Nor:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

Taxation

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  As a result, our PRC operating subsidiaries and VIEs are subject to an earned income tax of 25.0%.  Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.  For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB.  Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE.  In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC subsidiaries.  However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital.  These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the New EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, or Notice 112, which was issued on January 29, 2008, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our subsidiaries may be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

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

RISKS RELATED TO OUR BUSINESS

Our auditors have expressed in their report on our financial statements substantial doubt about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of April 15, 2011 on our consolidated financial statements for the year ended December 31, 2010, indicating that there is substantial doubt regarding our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2010 and 2009 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.   If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

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

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the services that we offer, and by the introduction of new goods or services.  Growth in our businesses may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

●	our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;
●	the costs associated with such growth, which are difficult to quantify, but could be significant; and
●	rapid technological change.

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

We depend on the services of our existing key employees, in particular, Mr. Shane McMahon, our Chairman and Chief Executive Officer, Mr. Marc Urbach, our President and Chief Financial Officer, and Mr. Weicheng Liu, a Senior Executive Officer.  Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees.  While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business.  In addition, severe capital constraints have limited our ability to attract specialized personnel.  Moreover, our budget limitations will restrict our ability to hire qualified personnel.  The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007.  Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

We are constantly striving to establish and improve our business management and internal control over financial reporting to forecast, budget and allocate our funds.  However, as a PRC company that has become a US public company, we face difficulties in hiring and retaining a sufficient number of qualified employees to achieve and maintain an effective system of internal control over financial reporting in a short period of time.

In connection with the preparation and audit of our 2010 financial statements and notes, we were informed by our auditor, UHY LLP, or UHY, of certain accounting and reporting deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial procedures.    We have devoted significant resources during 2010 to upgrade our internal controls.  We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and continue to upgrade all internal control   related processes.

Because of the above-referenced deficiencies and weaknesses in our disclosure controls and procedures and procedures and internal control over financial reporting, we may be unable to comply with the SOX 404 internal controls requirements.  As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●	Level of government involvement in the economy;
●	Control of foreign exchange;
●	Methods of allocating resources;
●	Balance of payments position;
●	International trade restrictions; and
●	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Increased government regulation of the telecommunications and Internet industries in China may result in the Chinese government requiring us to obtain additional licenses or other governmental approvals to conduct our business which, if unattainable, may restrict our operations.

The telecommunications industry is highly regulated by the Chinese government, the main relevant government authority being the Ministry of Information Industry, or MII. Prior to China’s entry into the World Trade Organization, the Chinese government generally prohibited foreign investors from taking any equity ownership in or operating any telecommunications business.  Internet Content Provider, or ICP, services are classified as telecommunications value-added services and therefore fall within the scope of this prohibition. This prohibition was partially lifted following China’s entry into the World Trade Organization, allowing foreign investors to own interests in Chinese businesses. In addition, foreign and foreign invested enterprises are currently not able to apply for the required licenses for operating cable broadband services in China.

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

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, some of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our revenues may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Restrictions under PRC law on our PRC VIEs’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC VIEs. However, PRC regulations restrict the ability of our PRC VIEs to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC VIEs only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC VIEs are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC VIEs to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

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

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

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

Our common stock trades on the OTC Bulletin Board (“OTCBB”).  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the NASDAQ Global Market.   Although we believe that this offering will improve the liquidity for our common stock, there is no assurance that the offering will increase the volume of trading in our common stock.  Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

Mr. Shane McMahon, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 84.15% of our outstanding voting securities, and Mr. Weicheng Liu, a Senior Executive Officer,  is the beneficial owner of approximately 23.77% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our principal executive offices are located at 27 Union Square West, Suite 502, New York, New York 10003.  We do not currently have a lease agreement for the use of this office space. and do not currently pay rent for the use of the space.  We pay $10,000 per month for the use of this space.

For a period of time we maintained office space at 1900 Ninth Street, 3rd Floor, Boulder, Colorado 80302, under a lease with Maxim Financial Corporation.  Pursuant to our agreement with Maxim Financial Corporation, it has waived its past fees owed by CB Cayman since July of 2006 and all future rental fees of the Company through December 31, 2007. We did not pay any rent to Maxim Financial Corporation in 2008, 2009 or 2010, but have accrued $66,000 related to this agreement as of December 31, 2010.  We no longer lease space and we are currently in negotiations with Maxim Financial Corporation regarding this outstanding amount.

The principal address of Zhong Hai Video is Suite 2603-2607, Building AB, Office Park, 10 Jintong West Road, Chaoyang District, Beijing 100020 China.  We paid approximately $42,000 for rent in 2010.

The principal address of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255.  We paid approximately $71,000 for rent at its facilities in Jinan in 2010.

The principal address of Shandong Publishing is Qing Nian Dong Lu No. 26, Lixia District, Jinan City.  We paid approximately $88,000 for rent in 2010.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CBBD” on the OTCBB.   Trading of our common stock is sometimes limited and sporadic.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$0.200	$0.080
2nd Quarter	0.160	0.070
3rd Quarter	0.110	0.050
4th Quarter	0.075	0.030

Year Ended December 31, 2009
1st Quarter	$0.240	$0.020
2nd Quarter	0.250	0.100
3rd Quarter	0.200	0.150
4th Quarter	0.250	0.050

Year Ended December 31, 2008
1st Quarter	$0.020	$0.020
2nd Quarter	0.100	0.100
3rd Quarter	0.500	0.500
4th Quarter	1.150	0.510
________________________
(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 15, 2011, there were approximately 378 holders of record of our common stock.  This number excludes the shares of our common stock beneficially owned by stockholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

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

Through our VIE, Sinotop Beijing, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.  Sinotop Beijing’s revenue is derived primarily from a pay-TV model, consisting of a one-time fee to view movies, popular titles and live events.

Through our VIE, Jinan Broadband, we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services.

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

We acquired AdNet, a business that provided internet content advertising in cafes, during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009, we permanently suspended the day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new pay-per-view business.

Acquisition of Sinotop and Concurrent Financing

On July 30, 2010, we acquired Sinotop HK through our subsidiary CB Cayman.  Through a series of contractual arrangements, Sinotop HK controls Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of PPV, VOD and enhanced premium content for cable providers.

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

Warrant Exchange Transaction

On October 20, 2010, we entered into separate Warrant Exchange Agreements, or the Exchange Agreements, with the holders of different series of warrants to purchase shares of our common stock.  Pursuant to the Exchange Agreements, (i) the holders of warrants issued in January 2008 and July 2010 to purchase an aggregate of 9,700,000 shares of our common stock at an exercise price of $0.60, $0.05 and $2.00 per share, have exchanged such warrants for an aggregate of 485,000 shares of our common stock, and (ii) the holders of warrants issued in April 2010  and in July 2010 to purchase an aggregate of 622,591,300 shares of our common stock at an exercise price of $0.05 per share, have exchanged such warrants for an aggregate of 373,554,780 shares of our common stock.  Immediately following the consummation of the transactions contemplated by the Exchange Agreements, we had 11,393,500 outstanding warrants to purchase shares of Company common stock at exercise prices ranging from $0.60 to $2.00.

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

Taxation

United States

YOU On Demand Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as YOU On Demand Holdings, Inc. had no income taxable in the United States.

Cayman Islands

CB Cayman was incorporated in the Cayman Islands. Under the current law of the Cayman Islands, it is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

Hong Kong

Our indirect subsidiary, Sinotop HK, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as Sinotop HK has no taxable income.

The People’s Republic of China

Under the EIT Law, our Chinese subsidiaries and VIEs are subject to an earned income tax of 25.0%.  See “Our Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries and VIEs.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred.  Our management carefully monitors these legal developments to determine if there will be any change in the statutory income tax rate.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31, 2010	December 31, 2009	Amount Change	% Change

Revenue	$7,649,000	$8,443,000	$(794,000)	-9%
Cost of revenue	4,722,000	5,661,000	(939,000)	-17%
Gross profit	2,927,000	2,782,000	145,000	5%

Selling, general and adminstrative expenses	3,919,000	3,228,000	691,000	21%
Professional fees	1,240,000	641,000	599,000	93%
Depreciation and amortization	4,283,000	3,564,000	719,000	20%
Impairments	2,405,000	1,239,000	1,166,000	94%

Loss from operations	(8,920,000)	(5,890,000)	(3,030,000)	51%

Interest & other income / (expense)
Interest income	8,000	8,000	-	0%
Interest expense	(554,000)	(363,000)	(191,000)	53%
Inducement to convert and reduction in conversion
price of convertible notes	(6,706,000)	-	(6,706,000)	-
Change in fair value of warrant liabilities and
modification to certain warrants	669,000	(512,000)	1,181,000	-
Change in fair value of contingent consideration	(501,000)	-	(501,000)	-
Loss on sale of marketable equity securities	(15,000)	(15,000)	-	0%
Loss on equity investment	(15,000)	-	(15,000)	-
Other	(4,000)	(13,000)	9,000	-

Loss before income taxes and noncontrolling interests	(16,038,000)	(6,785,000)	(9,253,000)	136%

Income tax benefit	518,000	243,000	275,000	113%

Net loss, net of tax	(15,520,000)	(6,542,000)	(8,978,000)	137%

Net loss attributable to noncontrolling interests	2,616,000	1,102,000	1,514,000	137%

Net loss attributable to YOU On Demand shareholders	(12,904,000)	(5,440,000)	(7,464,000)	137%

Dividends on preferred stock	(2,315,000)	-	(2,315,000)	-

Net loss attributable to YOU On Demand common shareholders	$(15,219,000)	$(5,440,000)	$(9,779,000)	180%

The following table breaks down the results of operations for the years ended December 31, 2010 and 2009 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

		Year Ended				Year Ended
		December 31, 2010				December 31, 2009
	Operating	% of Total Revenue	Non- Operating	Total	Operating	% of Total Revenue	Non- Operating	Total

Revenue	$7,649,000		$-	$7,649,000	$8,443,000		$-	$8,443,000
Cost of revenue	4,722,000		-	4,722,000	5,661,000		-	5,661,000
Gross profit	2,927,000	38%	-	2,927,000	2,782,000	33%	-	2,782,000

Selling, general and adminstrative expenses	2,511,000	33%	1,408,000	3,919,000	2,402,000	28%	826,000	3,228,000
Professional fees	7,000	0%	1,233,000	1,240,000	45,000	1%	596,000	641,000
Depreciation and amortization	3,091,000	40%	1,192,000	4,283,000	3,071,000	36%	493,000	3,564,000
Impairments	2,405,000	31%	-	2,405,000	1,239,000	22%	-	1,239,000

Loss from operations	(5,087,000)	-67%	(3,833,000)	(8,920,000)	(3,975,000)	-47%	(1,915,000)	(5,890,000)

Interest & other income / (expense)
Interest income	8,000		-	8,000	8,000		-	8,000
Interest expense	(2,000)		(552,000)	(554,000)	(1,000)		(362,000)	(363,000)
Inducement to convert and reduction in conversion price of convertible notes	-		(6,706,000)	(6,706,000)	-		-	-
Change in fair value of warrant liabilities and modification to certain warrants	-		669,000	669,000	-		-	-
Change in fair value of contingent consideration	-		(501,000)	(501,000)	-		(512,000)	(512,000)
Loss on sale of marketable equity securities	-		(15,000)	(15,000)	-		(15,000)	(15,000)
Loss on equity investment	-		(15,000)	(15,000)	-		-	-
Other	-		(4,000)	(4,000)	(13,000)		-	(13,000)

Loss before income taxes and noncontrolling interest	(5,081,000)		(10,957,000)	(16,038,000)	(3,981,000)		(2,804,000)	(6,785,000)

Income tax benefit	318,000		200,000	518,000	-		243,000	243,000

Net income (loss)	(4,763,000)		(10,757,000)	(15,520,000)	(3,981,000)		(2,561,000)	(6,542,000)

Net loss attributable to noncontrolling interest	2,616,000		-	2,616,000	1,102,000		-	1,102,000

Net loss attributable to shareholders	(2,147,000)		(10,757,000)	(12,904,000)	(2,879,000)		(2,561,000)	(5,440,000)

Dividends on preferred stock	-		(2,315,000)	(2,315,000)	-		-	-

Net loss attributable to China Broadband common shareholders	$(2,147,000)		$(13,072,000)	$(15,219,000)	$(2,879,000)		$(2,561,000)	$(5,440,000)

Revenues

Our revenues are generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Publishing.  As of December 31, 2010, Sinotop HK had not fully commenced operations and, therefore, had no revenues through December 31, 2010.

Revenues for the year ended December 31, 2010 totaled $7,649,000, as compared to $8,443,000 for 2009.  The decrease in revenue of approximately $794,000, or 9%, is attributable to decreases in revenue from both companies as discussed below.

For the year ended December 31, 2010, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $4,811,000, a decrease of $182,000, or 4%, as compared to revenues of $4,993,000 for 2009. The decrease is attributable to a decrease in our value-added services.

For the year ended December 31, 2010, Shandong Publishing’s revenue consisted primarily of sales of publications and advertising revenue of $2,838,000, a decrease of $605,000, or 18%, as compared to $3,443,000 in 2009.  The decrease is mainly attributable to a decrease in our advertising revenues.

Due to the permanent suspension of AdNet Media’s operations as of December 31, 2009, there were no revenues in 2010, as compared to $7,000 for 2009.

Gross Profit

Our gross profit in the year ended December 31, 2010 was $2,927,000, as compared to $2,782,000 for 2009.  The increase in gross profit of approximately $145,000, or 5%, is primarily due to decreased costs at both companies.  The decrease in costs attributable to Jinan Broadband was primarily due to charges in 2009 associated with the write-down of obsolete and damaged switches and other consumer related parts held in inventory.  The decrease in costs attributable to Shandong Media was due to decreases in printing and advertising costs correlating with the decrease in advertising revenues.

Gross profit as a percentage of revenue was 38% for the year ended December 31, 2010, as compared to 33% for 2009. The increase is mainly due to decreased costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2010 increased approximately $691,000 to $3,919,000, as compared to $3,228,000 for the year ended December 31, 2009.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the year ended December 31, 2010, salaries and personnel costs accounted for 61% of our selling, general and administrative expenses.  During 2010, salaries and personnel costs totaled $2,372,000, an increase of $551,000, or 30%, as compared to $1,821,000 for 2009.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our acquisition of Sinotop.

The other major components of our selling, general and administrative expenses include marketing and promotion, rent, sales tax and travel.  For the year ended 2010, these costs totaled $661,000, an increase of $95,000, or 17% as compared to $567,000 for 2009.

We expect our selling, general and administrative expenses will increase as we grow our new Pay-Per-View and Video-On-Demand business.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $599,000, or 93%, to $1,240,000 in the year ended December 31, 2010 from $641,000 in 2009 primarily due to our acquisition of Sinotop.

Depreciation and Amortization

Our depreciation expense decreased $169,000, or 6%, to $2,899,000 in the year ended December 31, 2010 from $3,068,000 in 2009.   The decrease is due to equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $887,000, or 179%, to $1,383,000 in the year ended December 31, 2010 from $496,000 in 2009.  The increase is because we were amortizing the debt issuance costs associated with our 2008 convertible notes over the life of the convertible notes.  The convertible notes were converted to equity in July 2010.  In connection with the conversion, we recognized the unamortized debt issuance costs remaining of $229,504 during the third quarter of 2010.  The increase is also attributable to $663,665 amortization costs related to our intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income remained constant at $8,000 for the years ended December 31, 2010 and 2009.

Interest expense

Interest expense was related to our 5% Convertible Notes issued in January 2008 and June 2009 and our April 2010 convertible note.  Interest expense increased $191,000, or 53%, to $554,000 for the year ended December 31, 2010 from $363,000 in 2009.  Interest expense includes amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

We expect our interest expense to decrease substantially in future periods.  Simultaneous with the closing of the financings on July 30, 2010 (see “Acquisition of Sinotop and Concurrent Financing” above), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, each of the holders of all of our outstanding notes agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.  In addition, the convertible promissory note issued in April 2010 was paid in full.  The increase in interest expense for the year was mainly due to the recognition of the unamortized amount remaining on the original issue discount.

Inducement to convert and reduction in conversion price of convertible notes
The Company recorded a charge of $6,706,000 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the financings on July 30, 2010 (see “Acquisition of Sinotop and Concurrent Financing” above) and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants

Change in fair value of warrant liabilities and cost of reduction in exercise price of certain warrants

Under new authoritative guidance, effective January 1, 2009, the Company was required to reclassify warrants from equity to warrant liabilities.  Warrants are fair valued quarterly using the Black-Scholes Merton Model and changes in fair value are recorded to the statement of operations.  We recorded a gain of $819,000 classified as a change in fair value of warrants on our statement of operations for the year ended December 31, 2010 and we recorded a charge of $512,000 in 2009.

As described in “Acquisition of Sinotop and Concurrent Financing” above, in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. .As a result, the warrants were fair valued  at July 30, 2010 and were then re-classified to equity.  The Company recorded a charge of $150,000 related to these Warrants.

Change in fair value of contingent consideration
Our contingent consideration related to our acquisition of Sinotop as described in our Financial Note 4 is classified as a liability at December 31, 2010 because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a charge of approximately $501,000 for the period ended December 31, 2010.

Loss on sale of marketable equity securities
During the years ended December 31, 2010 and 2009 we recorded losses of approximately $15,000 on the sale of our Cablecom Holding shares in both 2010 and 2009.

Impairment of intangibles
Our Shandong Media joint venture has not experienced the growth that we initially anticipated.  We prepared an analysis and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles which include publication rights, operating permits and customer relationships in 2010.

Impairment of equipment
During the second quarter of 2010, the Company recorded an impairment write-down of $750,000 related to the equipment at our Jinan Broadband subsidiary.  In July 2010, the equipment was taken out of service due to changes in customer needs.  As of December 31, 2010 the Company has determined there are no other uses for the equipment and the equipment cannot be sold.  As such, the Company has recorded a total equipment impairment charge of $1,505,008 in 2010.

Goodwill impairment
We initially recorded a $1,900,000 intangible asset related to the AdNet Acquisition.  After completion of our purchase accounting for the AdNet acquisition, we recorded $1,239,000 to goodwill and $757,000 to software technology.  Due to the shift of our business model to the pay-per-view and video-on-demand business, as of December 31, 2009 we permanently suspended day to day operations of AdNet.  We have maintained our technology for future use.  Consequently, we recorded an impairment charge to goodwill of $1,239,000 as of December 31, 2009.

Loss on equity investment
Our VIE, Sinotop Beijing, has a 39% equity interest in Huacheng Interactive.  We account for this investment under the equity method.  In accordance with this method, where investments in affiliates, which are not controlled by the Company but where the Company has the ability to exercise significant influence, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of operations.  Accordingly, for the year ended December 31, 2010 we recorded a loss on equity investment of approximately $15,000.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the year ended December 31, 2010, $1,655,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $1,012,000 during the same period of 2009.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the year ended December 31, 2010, $884,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $91,000 during the same period of 2009.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the year ended December 31, 2010, $77,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV.

Dividends on preferred stock

We recorded a beneficial conversion feature associated with the Series A and Series B Preferred Stocks, which was limited to the proceeds allocated to them.  Because the preferred stocks are immediately convertible at the option of the holder, we recorded a deemed dividends of $2,315,000 from the beneficial conversion feature associated with the issuances of the Series A and Series B Preferred Stock.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the year ended December 31, 2010 was $15,219,000, an increase of $9,779,000, or 180%, as compared to $5,440,000 for the year ended December 31, 2009.  The increase is primarily due to the costs associated with the issuance of new warrants from our July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.  The increase was also attributable to impairment charges related to our Shandong Media intangibles and Jinan Broadband equipment.

Liquidity and Capital Resources

As of December 31, 2010 we had cash and cash equivalents of approximately $6,584,000.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended December 31,
	2010	2009
Net cash (used in) provided by operating activities	$(2,435,000)	$851,000
Net cash used in investing activities	(2,023,000)	(1,069,000)
Net cash provided by (used in) financing activities	9,114,000	(2,046,000)
Effect of exchange rate change in cash	(262,000)	28,000
Net increase (decrease) in cash and cash equivalents	4,394,000	(2,235,000)
Cash and cash equivalents at beginning of the period	2,190,000	4,426,000
Cash and cash equivalents at end of the period	6,584,000	2,190,000

Operating Activities

Net cash (used in) provided by operating activities for the years ended December 31, 2010 and 2009 was $(2,435,000) and $851,000, respectively.

Investing Activities

Investing activities for the years ended December 31, 2010 and 2009 used cash of $2,023,000 and $1,069,000, respectively.  For 2010, this amount consisted primarily of (i) $1,295,000 for additions to property and (ii) $575,000 investment in an equity company associated with Sinotop.  For 2009, this amount consisted primarily of $1,135,000 for additions to property and equipment.

Financing activities

Cash provided by (used in) financing activities for the year ended December 31, 2010 was $9,114,000, as compared to cash used in financing activities for the year ended 2009 of $2,046,000.  For 2010, the amount consisted primarily of net proceeds of $9,025,000 from the sale of equity securities.  For 2009, the amount was due to an increase in the payable to Jinan Parent in the amount of $2,643,000 offset by total proceeds of approximately $605,000 from the sale of equity securities and the issuance of convertible notes payable.

As discussed above, on July 30, 2010, we consummated financings which resulted in gross proceeds of $9.625 million.  While we believe that the proceeds from these financings will sustain our business operations for the near term, we anticipate that we will need to raise additional funds to fully implement our business model and related strategies.  In addition, the fact that we have incurred significant continuing losses during  2010 and have relied on debt and equity financings to fund out operations to date, could raise substantial doubt about our ability to continue as a going concern.

Obligations Under Material Contracts

On March 7, 2008, we entered into a cooperation agreement with Shandong Broadcast and Modern Movie, pursuant to which Shandong Broadcast and Modern Movie contributed their entire businesses and transferred certain employees to Shandong Publishing in exchange for a 50% stake in Shandong Publishing.  In exchange, we were required to pay 10 million RMB (approximately $1.5 million), which was contributed to Shandong Publishing as working and acquisition capital.  Based on certain financial performance requirements, we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008, we recorded the additional payment due as an increase to our Shandong  Publishing noncontrolling interest account.  We are currently in discussions with Shandong Broadcast and Modern Movie with regards to the outstanding $730,000 payment.

On June 30, 2009, we consummated a note offering pursuant to which we issued $304,902 principal amount of notes to nine investors.  The notes accrue interest at 5% per year payable quarterly in cash or stock, were initially convertible at $.20 per share, and become due and payable in full on May 27, 2010. Simultaneous with the closing of the financings above, and pursuant to (i) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $4,971,250 in principal amount of notes, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert, dated May 20, 2010, with the holders of an aggregate of $304,902 in principal amount of notes, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes into an aggregate of 62,855,048 shares of common stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of common stock, as set forth in the respective waivers.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

•
Variable Interest Entities.  We account for entities qualifying as VIEs in accordance with FASB Topic 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

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

•
Intangible Assets.  We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles-Goodwill and Other.  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable.  In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we must test goodwill and other indefinite life intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  In making these assumptions and estimates, we will use set criteria that are reviewed and approved by various levels of management, and we will estimate the fair value of our reporting units by using discounted cash flow analyses and other valuation methods.  At December 31, 2009 we recorded a goodwill impairment charge of $1,239,291 related to goodwill from our AdNet acquisition.

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

•
Business Combinations.  We accounted for the acquisition of Sinotop according to ASC 805, Business Combinations. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement on January 1, 2009 and accounted for its acquisition in 2009 in accordance with the provisions of ASC 805.

Recent Accounting Pronouncements

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

A)  The Company does not maintain sufficient internal personnel with an adequate level of accounting knowledge, experience and training. The company utilizes external consultants to assist in the selection and application of US GAAP and related SEC disclosure requirements

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

We have devoted significant resources during 2010 to upgrade our internal controls.  We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and continue to upgrade all internal control related processes.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010h, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Shane McMahon	40	Chairman and Chief Executive Officer
Marc Urbach	37	President, Chief Financial Officer and Director
Weicheng Liu	53	Senior Executive Officer and Director
James Cassano	63	Director

Shane McMahon.  Mr. McMahon has served as our Chairman and Chief Executive Officer since July 30, 2010.  Prior to joining us, from 2000 to December 31, 2009, Mr. McMahon served in various executive level positions with World Wrestling Entertainment, Inc. (NYSE: WWE).  Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view programming on a global basis.  Mr. McMahon also sits on the Boards of Directors of Glaucus Limited, a company organized under the laws of Ireland, DKRM Holding Limited (formerly known as Nephele Limited), a company organized under the laws of Ireland, ISM Group Limited, a company organized under the laws of England and Wales, International Sports Management Limited, a company organized under the laws of England and Wales, International Cricket Management Limited, a company organized under the laws of England and Wales, and Global Power of Literacy, a New York not-for-profit corporation.  Mr. McMahon’s extensive executive experience led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

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

Weicheng Liu. Mr. Liu was appointed as a Senior Executive Officer and as a member of our board of directors on July 30, 2010.  Prior to joining us, Mr. Liu founded Sinotop Beijing and served as its sole officer and director until his resignation on July 30, 2010.  Mr. Liu is currently the Chairman and CEO of Codent Networks (Shanghai ) Co. Ltd., a mobile software company in China founded by Mr. Liu, and has served in that position since 2003.  Overall, Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries.  Mr. Liu received a degree in engineering physics from Tsinghua University and a Ph.D. from the University of Waterloo.  Mr. Liu’s extensive industry experience, as noted above, along with his management experience of Sinotop Beijing, let us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

James S. Cassano. Mr. Cassano was appointed as director of the Company effective as of January 11, 2008.  Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005.  Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005.  In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004.  In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.  Mr. Cassano’s extensive executive experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time during 2010.

Corporate Governance

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.youondemandchina.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square, West Suite 502, New York, New York  10003.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of four members: Shane McMahon, Marc Urbach, Weicheng Liu and James Cassano. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.youondemandchina.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square, West Suite 502, New York, New York  10003.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board of Directors determined that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.  The Board of Directors has not appointed a lead independent director.

We encourage our shareholders to learn more about our Company’s governance practices at our website, www.youondemandchina.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board Committees and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

•
The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm.

•
The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano is currently the only member of the Board that is independent as defined in applicable SEC and NASDAQ rules and regulations, and that he constitutes an “Independent Director” as defined in NASD Marketplace Rule 4200.  We anticipate that we will elect additional independent directors to serve on the Board of Directors during 2011.

Audit Committee

At present, our Audit Committee consists of solely of James Cassano, who is “independent” as that term is defined under the OTCBB listing standards. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full board of directors; and

•	such other matters that are specifically delegated to our Audit Committee by our board of directors from time to time.

The Audit Committee met by telephone or in person 4 times during the fiscal year ended December 31, 2010.  We anticipate that we will elect additional independent directors to serve on the Audit Committee during 2011.

Compensation Committee

At present, our Compensation Committee consists solely of James Cassano, who is “independent” as that term is defined under the NASDAQ listing standards. Our Compensation Committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the board with respect to the compensation of our directors;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Our Compensation Committee met 1 times during the fiscal year ended December 31, 2010.  We anticipate that we will elect additional independent directors to serve on the Compensation Committee during 2011.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Governance and Nominating Committee

At present, our Governance and Nominating Committee consists solely of James Cassano, who is “independent” as that term is defined under the NASDAQ listing standards. The Governance and Nominating Committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The Governance and Nominating Committee is responsible for, among other things:

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

Our Governance and Nominating Committee met 1 time during the fiscal year ended December 31, 2010.  We anticipate that we will elect additional independent directors to serve on the Governance and Nominating Committee during 2011.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Governance and Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company’s services are performed in areas of future growth located outside of the United States. Accordingly, the Board believes that international experience or specific knowledge of key geographic growth areas and diversity of professional experiences should be represented on the Board. In addition, the Company’s business is multifaceted and involves complex financial transactions. Therefore, the Board believes that the Board should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or President. Our business involves complex technologies in a highly specialized industry. Therefore, the Board believes that extensive knowledge of the Company’s business and industry should be represented on the Board.

Summary of Qualifications of Current Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Shane McMahon. Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view programming on a global basis.  In light of our business and structure, Mr. McMahon’s extensive executive and industry experience led us to the conclusion that he should serve as a director of our Company.

Marc Urbach.  Mr. Urbach has over twelve years of accounting, finance, and operations experience in both large and small companies.  In addition, Mr. Urbach has senior management and director experience.   In light of our business and structure, Mr. Urbach’s extensive financial and management experience led us to the conclusion that he should serve as a director of our Company.

Weicheng Liu. Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries, and has significant experience serving in senior executive positions, including chief executive officer.  In light of our business and structure, Mr. Liu’s extensive industry and management experience led us to the conclusion that he should serve as a director of our Company.

James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director.  In light of our business and structure, Mr. Cassano’s extensive executive experience and his his educational background led us to the conclusion that he should serve as a director of our Company.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Shane McMahon	2010	83,333	-	-	1,137,601	-	1,220,934
Chief Executive Officer	2009	--	--	-	-	-	-
Marc Urbach	2010	159,583	-	-	568,800	9,013	737,396
President and Chief Financial Officer	2009	120,000	-	-	-	14,419	134,419

(1)	All other compensation includes reimbursement for health insurance premiums and vehicle allowance.

Employment Agreements

On July 30, 2010, we entered into an employment agreement with our Chairman and CEO, Shane McMahon.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier, and provides for an annual salary of $250,000.  Mr. McMahon is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. McMahon is terminated without cause, he would be entitled to six months of severance pay.  The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.  Mr. McMahon does not receive any compensation for service as Chairman of the Company’s Board of Director.

On July 30, 2010, we entered into an employment agreement with our President and CFO, Marc Urbach.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier, and provides for an annual salary of $210,000.  Mr. Urbach is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. Urbach is terminated without cause, he would be entitled to six months of severance pay.  The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.  Mr. Urbach does not receive any compensation for service as member of the Company’s Board of Director.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Year End

No equity awards were made during the year ended December 31, 2010

The following table sets forth the equity awards outstanding at December 31, 2010

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shane McMahon	40,000,000	40,000,000	-	0.04	-	-	-	-
Marc Urbach	20,000,000	20,000,000	-	.04	-	-	-	-
Marc Urbach	75,000	25,000	-	1.00	-	-	-	-

Compensation of Directors
The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Cassano	-	-	40,000	-	-	-	40,000
David Zale (1)	-	-	-	-	-	-	-
Jonas Grossman (2)	-	-	-	-	-	-	-
Steven Oliveira (3)	-	-	-	-	-	-

(1) Mr. Zale resigned from the Board of Directors on November 29, 2010.
(2) Mr. Grossman resigned from the Board of Directors on November 29, 2010.
(3) Mr. Oliveira resigned from the Board of Directors on March 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

The following table sets forth information regarding beneficial ownership of our voting stock as of September 23, 2010 (i) by each person who is known by us to beneficially own more than 5% of each class our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

		Shares Beneficially Owned(1)
		Common Stock(2)			Series A Preferred Stock(3)		Series B Preferred Stock(4)		% Total Voting Power(5)
Name and Address of Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Shares	% of Class
Directors and Officers
Shane McMahon 295 Greenwich St., Apt. 301 New York, NY 10007	Chairman and CEO	167,500,000	(6)	25.06%	7,000,000	100%	0	*	63.4%
Marc Urbach 79 Green Hill Rd Springfield, NJ 07081	President and CFO	13,825,000	(7)	*	0	*	0	*	*
Weicheng Liu	Senior Executive Officer and Director	185,826,048	(8)	27.28%	0	*	0	*	13.46%
James Cassano 117 Graham Way Devon, PA 19333	Director	225,000	(9)	*	0	*	0	*	*
All officers and directors as a group (4 persons named above)		367,376,048		52.29%	7,000,000	100%	0	*	76.10%
5% Security Holders
Shane McMahon 295 Greenwich St., Apt. 301 New York, NY 10007	Chairman and CEO	167,500,000	(6)	25.06%	7,000,000	100%	0	*	63.4%
Weicheng Liu	Senior Executive Officer and Director	185,826,048	(8)	27.28%	0	*	0	*	13.46%
Oliveira Capital, LLC 18 Fieldstone Ct. New City, NY 10956		64,325,986	(9)	9.99%	0	*	9,066,800	88.31%	9.99%
Steven Oliveira 18 Fieldstone Ct. New City, NY 10956		64,325,986	(9)	9.99%	0	*	10,266,800	100%	9.99%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our ordinary shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 660,768,745 shares of Common Stock issued and outstanding as of April 14, 2011.

(3)
Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of January 10, 2011.  Each share of Series A Preferred Stock is convertible, at any time at the option of the holder, into ten (10) shares of Common Stock (subject to customary adjustments).  Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters and are entitled to ten (10) votes for each one (1) share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (meaning that holders of Series A Preferred Stock are currently entitled to 100 votes per share).

(4)
Based on 10,266,800 shares of Series B Preferred Stock issued and outstanding as of January 10, 2011.  Each share of Series B Preferred Stock is convertible, at the holder’s option, into shares of Common Stock on a ten-to-one basis; provided, however, that the holder of Series B Preferred Stock may not convert the Series B Preferred Stock into Common Stock to the extent that such holder would beneficially own in excess of 9.99% of the number of shares of Common Stock of the Company outstanding immediately after giving effect to such conversion.  The holder of Series B Preferred Stock may waive the restriction on the conversion of the Series B Shares into Common Stock upon 61 days’ notice to the Company.  In addition, the holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of the shareholders of the Company on an as-converted basis.

(5)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(6)	Includes 7,500,000 shares underlying options exercisable within 60 days at $0.04 per share.

(7)	Includes 75,000 shares underlying options exercisable within 60 days at $1.00 per share and 13,750,000 shares underlying options exercisable within 60 days at $0.04 per share.

(8)
Includes 1,000,000 shares underlying warrants to purchase shares of Common Stock at an exercise price of $2.00 and 1,278,700 shares underlying warrants to purchase shares of Common Stock at an exercise price of $0.60, and 18,000,000 shares underlying options exercisable within 60 days at $0.04 per share.

(9)	Includes 37,500 shares underlying options exercisable within 60 days at $0.45 per share, and 187,500 shares underlying options exercisable within 60 days at $0.04 per share.

(10)
Mr. Steven Oliveira is the sole member of Oliveira Capital, LLC and has voting and dispositive over securities owned by Oliveira Capital, LLC. See Note 4 above with respect to Shares of Series B Preferred Stock and the restrictions on conversion thereof.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	300,000,000	$0.04	203,582,500
Total	300,000,000	$0.04	203,582,500

(1)
Effective as of the December 3, 2010, our board of directors of the company amended our 2008 Stock Incentive Plan and approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 300,000,000 shares.  Currently, 96,417,500 options have been issued under the plan to certain employees and directors in 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Loan Receivable

As of December 31, 2010, the Company advanced an aggregate of approximately $305,000 in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2011.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of December 31, 2010, amounts due from shareholders include approximately $95,000 advanced to Shandong Broadcast & TV Weekly Press, approximately $89,000 advanced to Modern Movie & TV Biweekly Press.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2011.  During the year ended December 31, 2010, we received repayments of approximately $17,000 from Shandong Broadcast and TV Weekly Press.  During the year ended December 31, 2010 we advanced approximately $585,000 and received repayments of approximately $556,000 to/from Modern Movie & TV Biweekly Press.

Payable to Jinan Parent

During the year ended December 31, 2010, our payable to Jinan Parent decreased approximately $14,000.  At December 31, 2010, approximately $138,000 remains due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

Loan Payable to Beneficial Owner

On March 9, 2010, CB Cayman entered into a Note Purchase Agreement and a non-binding Letter of Intent, or the LOI with Sinotop HK.  As discussed in detail elsewhere in this Report, through a series of contractual arrangements Sinotop HK controls Sinotop Beijing.  Sinotop Beijing is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of PPV, VOD and enhanced premium content for cable providers.

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note from Sinotop HK in consideration of CB Cayman’s US$580,000 loan to Sinotop HK.

On March 9, 2010, a significant beneficial owner of the Company’s securities, Oliveira Capital LLC, advanced $600,000 to CB Cayman in order to make the loan to Sinotop HK as described above.

On June 24, 2010, the Company repaid $580,000 of the $600,000 loan by assigning the Convertible Promissory Note from Sinotop HK in the amount or $580,000 to Oliveira Capital.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop HK to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.    See Note 13 “Private Financings, July 2010” under Notes to Consolidated Financial Statements under Item 8.

Receivable from Trustee

At the time we acquired Sinotop one of the bank accounts acquired was in Zhang Yan, our PRC trustee’s in the VIE agreements, name.  At December 31, 2010 this account remained open with a $172,000 balance.  We recorded this amount in our other receivable account.  Subsequent to December 31, 2010 this account was closed and the funds were transferred to Sinotop HK’s company bank account and the receivable was collected in full.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$417,150	$56,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$417,150	$56,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2010.

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

3.1*	Articles of Incorporation of the Company, as amended to date.
3.2	Amended and Restated Bylaws of the Company. [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
3.3	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

3.4	Certificate of Designation of Series B Preferred Stock [incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010 [incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon. [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.3	Form of Warrant issued on July 30, 2010 to Steven Oliveira. [incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.4
Form of Registration Rights Agreement, dated July 30, 2010, pursuant to the Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.5
Registration Rights Agreement, dated July 30, 2010, between the Company and Shane McMahon. [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.6
Registration Rights Agreement, dated July 30, 2010, between the Company and Steven Oliveira. [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.7
Form of Note Purchase Agreement, dated June 30, 2009, among the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

4.8	Form of 5% Convertible Promissory Note, issued as of June 30, 2009. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]
4.9	Form of 5% Convertible Promissory Note, issued as of January 11, 2008. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.10	Form of Class A Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.11	Form of Broker’s Common Stock Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.12	Form of Warrant Amendment, dated March 2008 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
4.13
Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company. [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.14	Form of Warrant, issued as of January 23, 2007. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.15	Form of Warrant, issued as of January 23, 2007 to Maxim Financial Corporation. [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.16	Form of Warrant, issued as of January 23, 2007 to BCGU, LLC. [incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]
4.17	Form of Registration Rights Agreement, dated as of January 23, 2007 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]
10.1	Form of Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.2	Form of Series A Securities Purchase Agreement, dated May 20, 2010. [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.3	First Amendment to Series A Securities Purchase Agreement, dated July 30, 2010. [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.4	Form of Series B Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.5	Form of Waiver and Agreement to Convert, dated May 20, 2010. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.6	Form of Waiver and Agreement to Convert, dated May 20, 2010. [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.7
Loan Cancellation Agreement, dated May 20, 2010, between the Company and Steven Oliveira [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.8
Loan Cancellation and Note Assignment Agreement, dated June 24, 2010, between the Company and Chardan SPAC Asset Management LLC. [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.9
Form of Stock Purchase Agreement, dated as of June 30, 2009, among the Company and certain investors [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.10
Form of Waiver Letter, dated as of June 30, 2009, between the Company and certain existing note holders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.11
Form of Subscription Agreement, dated as of January 11, 2008, between the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.12
Form of Funds Escrow Agreement, dated January 11, 2008, by and among the Company, Grushko and Mittman, P.C., and investors.  [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.13
Settlement Agreement, dated January 11, 2008, by and among the Company, China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.14	Form of Subscription and Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.15	Form of Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.16
Form of Subscription Agreement, dated January 23, 2007, by and among the Company and certain investors. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.17
Ordinary Share Purchase Agreement, dated July 30, 2010, among the Company, China Broadband Ltd. and Weicheng Liu. [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.18
Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.19
Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.20
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.21
Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.22
Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.23
Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.24
Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.25
Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf [incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.26	Employment Agreement, dated July 30, 2010 between the Company and Shane McMahon. [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.27	Employment Agreement, dated July 30, 2010 between the Company and Marc Urbach. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.28	Employment Agreement, dated July 30, 2010 between the Company and Clive Ng. [incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.29	Employment Agreement, dated July 30, 2010 between the Company and Weicheng Liu. [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.30
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and Pu Yue. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.31
Consulting Agreement, dated January 24, 2007, between the Company and Maxim Financial Corporation. [incorporated by reference to Exhibit 10.9 to the Company’s Amended Current Report on Form 8-K/A filed June 4, 2007]

10.32
Form of Warrant Exchange Agreement, dated October 20, 2010, between the Company and the holders of Warrants dated July 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010]

10.33
Form of Warrant Exchange Agreement, dated October 20, 2010, between the Company and the holders of Warrants dated January 11, 2010 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2010]

10.34
Letter Agreement between China Broadband, Inc. and Clive Ng, effective November 29, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2010]

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

* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2011

YOU ON DEMAND HOLDINGS, INC.

By:	/s/ Shane McMahon
Shane McMahon
Chief Executive Officer

By:	/s/ Marc Urbach
Marc Urbach
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shane McMahon and Marc Urbach, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Shane McMahon	Chairman and Chief Executive Officer	April 15, 2011
Shane McMahon	(Principal Executive Officer)

/s/ Marc Urbach	President, Chief Financial Officer and Director	April 15, 2011
Marc Urbach	(Principal Financial and Accounting Officer)

/s/ Weicheng Liu	Senior Executive Officer and Director	April 15, 2011
Weicheing Liu

/s/ James Cassano	Director	April 15, 2011
James Cassano

8. Financial Statements and Supplementary Data
YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)

We have audited the accompanying consolidated balance sheets of YOU On Demand Holdings, Inc. and Subsidiaries (Formerly China Broadband, Inc.) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and Subsidiaries (Formerly China Broadband, Inc.) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2010 and 2009 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/  UHY llp

April 15, 2011
Albany, New York

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,584,396	$2,190,494
Marketable equity securities, available for sale	9,433	47,244
Accounts receivable, net	220,926	213,713
Inventory, net	428,280	455,492
Prepaid expenses	756,461	237,704
Loan receivable from related party	304,529	289,974
Amounts due from shareholders	184,086	168,907
Other current assets	597,362	78,478
Total current assets	9,085,473	3,682,006

Property and equipment, net	4,463,920	7,362,641
Intangible assets, net	8,592,244	4,294,614
Goodwill	6,105,478	-
Amount due from non-controlling interest	1,512,448	-
Investment in equity investment	574,486	-
Other assets	299,163	430,561
Total assets	$30,633,212	$15,769,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,620,481	$1,350,076
Accrued expenses	804,341	1,839,272
Deferred revenue	1,711,796	1,637,283
Deferred tax liability	-	281,626
Convertible notes payable	-	304,853
Warrant liabilities	-	819,150
Loan payable	398,960	398,960
Payable to Shandong Media	-	145,679
Payable to Jinan Parent	137,797	152,268
Other current liabilities	792,413	378,847
Total current liabilities	5,465,788	7,308,014

Convertible notes payable	-	4,665,306
Contingent purchase consideration liability	3,362,105	-
Deferred tax liability and uncertain tax position liability	1,180,323	454,578
Total liabilities	10,008,216	12,427,898

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 in 2010, none in 2009	1,261,995	-
Series B - 10,266,800 shares issued and outstanding, liquidation preference of $5,133,400 in 2010, none in 2009	3,950,358	-

Shareholders' equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 660,768,745 and 64,761,396 issued and outstanding for 2010 and 2009, respectively	660,769	64,762
Additional paid-in capital	42,255,089	14,901,493
Accumulated deficit	(32,434,324)	(17,215,041)
Accumulated other comprehensive income	246,983	331,283
Total YOU On Demand shareholders' equity (deficit)	10,728,517	(1,917,503)
Noncontrolling interests	4,684,126	5,259,427

Total shareholders' equity	15,412,643	3,341,924

Total liabilities and shareholders' equity	$30,633,212	$15,769,822

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Revenue	$7,648,962	$8,443,088
Cost of revenue	4,722,058	5,661,502
Gross profit	2,926,904	2,781,586

Selling, general and adminstrative expenses	3,919,384	3,227,625
Professional fees	1,240,290	641,334
Depreciation and amortization	4,282,586	3,564,334
Impairments of long-lived assets	2,405,008	1,239,291

Loss from operations	(8,920,364)	(5,890,998)

Interest & other income / (expense)
Interest income	8,113	8,354
Interest expense	(553,971)	(362,424)
Inducement to convert and reduction in conversion price of convertible notes	(6,706,141)	-
Change in fair value of warrant liabilities and modification to certain warrants	669,133	(512,027)
Change in fair value of contingent consideration	(501,127)	-
Loss on sale of marketable equity securities	(14,650)	(14,828)
Loss on equity investment	(15,240)	-
Other	(3,482)	(13,613)

Net loss before income taxes and noncontrolling interest	(16,037,729)	(6,785,536)

Income tax benefit	517,723	243,655

Net loss, net of tax	(15,520,006)	(6,541,881)

Plus: Net loss attributable to noncontrolling interests	2,616,032	1,102,756

Net loss attributable to YOU On Demand	$(12,903,974)	$(5,439,125)
Dividends on preferred stock	(2,315,309)	-

Net loss attributable to YOU On Demand common shareholders	$(15,219,283)	$(5,439,125)

Net loss per share
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted average shares outstanding
Basic	219,823,760	60,334,180
Diluted	219,823,760	60,334,180

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2010 and 2009

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(loss)	YOU On Demand Shareholders' (Deficit)/Equity	Noncontrolling Interest	Total Equity	Comprehensive Loss

Balance December 31, 2008	50,585,455	$50,586	$13,372,359	$(12,200,289)	$320,858	$1,543,514	$6,637,631	$8,181,145

Cumulative effect of accounting change for warrants -reclassification of warrants to warrant liabilities	-	-	(731,496)	424,373	-	(307,123)	-	(307,123)

Shandong Media valuation adjustment	-	-	-	-	-	-	(275,448)	(275,448)

Shares issued as payment for convertible note interest	921,043	921	259,637	-	-	260,558	-	260,558

Stock option compensation expense	-	-	33,656	-	-	33,656	-	33,656

Shares issued for AdNet acquisition	11,254,898	11,255	1,676,980	-	-	1,688,235	-	1,688,235

Costs related to stock issued for AdNet acquisition	-	-	(3,622)	-	-	(3,622)		(3,622)

Shares issued for cash	2,000,000	2,000	298,000	-	-	300,000	-	300,000

Costs related to stock issued for cash	-	-	(4,021)	-	-	(4,021)	-	(4,021)

Comprehensive loss:
Net loss	-	-	-	(5,439,125)	-	(5,439,125)	(1,102,756)	(6,541,881)	$(5,439,125)
Foreign currency translation adjustments	-	-	-	-	28,345	28,345	-	28,345	28,345

Unrealized loss on marketable equity securities	-	-	-	-	(17,920)	(17,920)	-	(17,920)	(17,920)

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	503,372	-	-	503,372	-	503,372

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services	5,100,000	5,100	249,900	-	-	255,000	-	255,000
Other adjustment	-	-	22,126	-	-	22,126	-	22,126
Common shares issued for cash	62,500,000	62,500	1,997,164	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock,Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	62,855,048	62,855	9,786,038	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	90,859,389	90,859	4,452,110	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	4,039,964	-	-	4,039,964	-	4,039,964

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Shares issued in warrant exchange	374,039,793	374,040	(374,040)	-	-	-	-	-

Comprehensive loss:
Net loss	-	-	-	(15,219,283)	-	(15,219,283)	(2,616,032)	(17,835,315)	(15,219,283)
Foreign currency translation adjustments	-	-	-	-	(70,489)	(70,489)	547,770	477,281	477,281

Unrealized gain on marketable equity securities	-	-	-	-	(13,811)	(13,811)	-	(13,811)	(13,811)
Balance December 31, 2010	660,768,745	$660,769	$42,255,089	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643	$(14,755,813)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating
Net loss	$(15,520,006)	$(6,541,881)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense	891,008	294,213
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	90,000	-
Depreciation and amortization	4,282,586	3,578,309
Noncash interest expense - original issue discount	305,944	100,879
Deferred income tax	(610,781)	(243,655)
Loss on sale of marketable equity securities and write-down	14,650	14,828
Change in fair value of warrant liabilities	(669,133)	512,027
Change in fair value of contingent consideration liability	501,127	-
Inducement to convertible note holders and reduction in conversion price in connection to the July 2010 financing	6,706,141	-
Adjustment to foreign currency translation account	378,332	-
Impairment charge to Shandong Media intangibles	900,000	-
Impairment charge to Jinan equipment	1,505,008	-
Goodwill impairment	-	1,239,291
Change in assets and liabilities, net of amounts assumed in AdNet acquisition,
Accounts receivable	449	(77,004)
Inventory	44,095	421,817
Prepaid expenses and other assets	(928,150)	(161,987)
Accounts payable and accrued expenses	(466,349)	1,459,487
Deferred revenue	117,667	255,180
Other	22,174	3
Net cash (used in) provided by operating activities	(2,435,238)	851,507

Cash flows from investing activities:
Cash acquired in AdNet acquisition	-	17,568
Proceeds from sale of marketable equity securities	9,350	174,513
Acquisition of property and equipment	(1,295,121)	(1,134,926)
Leasehold improvements	(148,316)	-
Loan advances to Shandong Media shareholders	(582,476)	(104,513)
Loan repayments to from Shandong Media shareholders	573,328	-
Loan to related party	(4,536)	(21,525)
Investment in equity investment	(574,907)	-
Net cash used in investing activities	(2,022,678)	(1,068,883)

Cash flows from financing activities
Proceeds from sale of equity securities	9,025,000	300,000
Proceeds from issuance of convertible notes payable	600,000	304,853
Costs associated with July financings and share issuances	(496,728)	-
Legal fees associated with AdNet acquisition and share issuance	-	(7,643)
Payments to Jinan Parent	(14,471)	(2,643,204)
Net cash provided by (used in) financing activities	9,113,801	(2,045,994)

Effect of exchange rate changes on cash	(261,983)	28,344

Net increase (decrease) in cash and cash equivalents	4,393,902	(2,235,023)
Cash and cash equivalents at beginning of period	2,190,494	4,425,529

Cash and cash equivalents at end of period	$6,584,396	$2,190,506

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,495	$946
Value assigned to shares as payment for interest expense	$132,635	$260,558
Shandong Media valuation adjustment	$-	$275,448
Cancellation of notes payable by issuance of common stock	$20,000	$-
Issuance of common stock through assignment of notes receivable	$580,000	$-
Common stock, warrants and stock options issued for Sinotop acquisition	$8,582,933	$-
Contingent consideration liability associated with earn-out shares related to Sinotop acquisition	$3,362,105	$-
Value of warrants issued to placement agent	$135,774	$-
Deemed dividend on preferred stock	$2,315,309	$-
Value of common stock issued upon conversion of convertible notes	$3,142,752	$-
Value of preferred stock issued upon conversion of convertible notes	$2,133,400	$-
Amount due from noncontrolling interest	$1,492,961	$-
Cumulative effect of change in accounting principle upon adoption of new accounting pronouncement on January 1, 2009, reclassification of warrants from equity to warrant liabilities	$-	$424,373

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company” formerly China Broadband, Inc.) owns and operates in the media segment through our Chinese subsidiaries and VIEs, (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd ( “Jinan Broadband”), (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”) and (3) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers, Sino Top Scope Technology Co., Ltd. (“Sinotop”),

(1)  We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our variable interest entity (“VIE”), Jinan Broadband, based in the Jinan region of China.

(2)  We operate a print based media and television programming guide publication business through our VIE, Shandong Media, a joint venture based in the Shandong Province of China.

(3)  We provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

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

2.           Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of YOU On Demand Holdings, Inc. and (a) its wholly-owned subsidiary, China Broadband Cayman, (b) two wholly-owned subsidiaries of China Broadband Cayman:  Beijing China Broadband Network Technology Co, Ltd. (WFOE) and Sinotop Group Limited (“Sinotop HK”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, AdNet, Beijing Scope Technology Co., Ltd (“Sinotop Beijing”). and Zhong Hai Video Information Technology Co., Ltd (“Zhong Hai Video”) which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

Equity Method
We have a 39% interest in an entity in the PRC.  The consolidated financial statements include our original investment in this entity plus our share of undistributed earnings or losses, in the account “Investment in equity investments.”

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

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.  For 2010 and 2009, the Company estimated the amount of uncollectible accounts receivable to be $90,000 and established a bad debt reserve for such amount.

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

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible Assets
In accordance with U.S. GAAP, the Company tests goodwill for impairment annually as of December 31 and whenever events or circumstances made it more likely than not that an impairment may have occurred.  The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  The Company tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.  Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates.

Income Taxes
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and audits in the provision for income taxes in our consolidated statements of operation.

Revenue Recognition
Revenue is recorded as services are provided or publications are shipped to customers. The Company generally recognizes all revenues in the period in which the service is rendered or shipment is made, provided that persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company records deferred revenue for payments received from customers for the performance of future services and recognizes the associated revenue in the period that the services are performed. Provision for discounts, returns and rebates to customers and other adjustments, if any, are provided for in the same period the related sales are recorded.

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

Foreign Currency Translation
The Company’s Chinese subsidiaries and VIEs located in China use its local currency (RMB) as its functional currency. Translation adjustments are reported as other comprehensive income or expenses and accumulated as other comprehensive income in the equity section of the balance sheet. The financial information is translated into U.S. Dollars at prevailing or current rates respectively, except for revenue and expenses which are translated at average current rates during the reporting period.

Exchange gains and losses resulting from accumulated losses are reported as a separate component of stockholders’ equity and are included in Comprehensive Loss.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company generally requires advance payments for internet services.  Other concentrations of credit risk are limited due to the large customer base in Jinan, a sub-provincial city of Shandong province in the People’s Republic of China.

Fair value of Financial Instruments
The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2010 due to the short maturities of such instruments.

Stock-Based Compensation
The Company awards stock options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments”).  Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Warrant Liabilities
We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously ElTF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock”). As a result of adopting ASC 815 in 2009, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants were not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in 2008.

Recent Accounting Pronouncements

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

 The Company follows ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control of a buisness, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.

3.           Going Concern and Management’s Plans

The Company has incurred significant continuing losses during 2010 and 2009 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop and the expected 2011 launch of its VOD/PPV business will generate cash for the business.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting Firm's report of financial statements for the year ended December 31, 2010 contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Management has raised additional funds through an equity offering.  See Note 14 “Private Financings, July 2010”.

4.           Acquisition of AdNet

Effective as of April 7, 2009, YOU On Demand, through its wholly owned subsidiary China Broadband, Ltd., a Cayman Islands company (“China Broadband Cayman”) completed the acquisition (the “AdNet Acquisition”) of Wanshi Wangjing Media Technologies (Beijing) Co., Ltd., a/k/a Adnet Media Technologies (Beijing) Co., Ltd., a recently organized development stage PRC based company (“AdNet”) pursuant to a Share Issuance Agreement (the “AdNet Agreement”) between  the Company, China Broadband Cayman, AdNet and its 10 shareholders (inclusive of its two executives, Ms. Priscilla Lu and Mr. Wang Yingqinee Michael Wang).

Pursuant to the terms of the AdNet Agreement, among other provisions, YOU On Demand issued 11,254,898 shares of its common stock, par value, $.001 per share (the “YOU On Demand Shares”) to the AdNet shareholders, in exchange for 100% of the equity ownership of AdNet (the “AdNet Shares”) and cash consideration of $100,000.  The acquisition of AdNet resulted in the ownership by AdNet shareholders of 15% of YOU On Demand’s common stock on a fully diluted basis (exclusive of certain notes and warrants).

The fair value of the YOU On Demand Shares issued in the AdNet Acquisition totaled $1,688,235.  The fair value of these shares was determined to be $.15 per share based on the sale of shares sold at $.15 per share in the private equity transactions that occurred in the same period.

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

Due to the shift of our business model to the PPV / VOD business, as of December 31, 2009 we permanently suspended day to day operations of AdNet.  We have maintained our technology for future use in our new PPV business.  Consequently, we recorded an impairment charge to goodwill of $1,239,291 for the year ended December 31, 2009

5.           Acquisition of Sinotop

On July 30, 2010, YOU On Demand Holdings, Inc. (the “Company”) entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, China Broadband Ltd., the Company’s wholly-owned subsidiary (“CB Cayman”), and Weicheng Liu, an individual (“Mr. Liu” or the “Seller”). Pursuant to the Purchase Agreement, CB Cayman purchased from the Seller, and the Seller sold to CB Cayman, 100% of the outstanding equity in Sinotop Group Limited, a Hong Kong company (“Sinotop”). Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”). Sinotop Beijing, in turn, is a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers in China.

The principal assets acquired pursuant to the purchase of Sinotop were a non-compete agreement with Mr. Liu and a legal charter and cooperation agreements necessary for the Company to operate a PPV and VOD business in China.  Subsequent to the acquisition, the Company entered into a series of cooperation agreements in creating the operating company for the PPV and VOD business. These agreements include an agreement with CCTV 6 to license the “CCTV 6” name and a national business license to distribute PPV and VOD for an exclusive 20-year period throughout China. The Company has also entered into a joint venture between the Company, via Sinotop, and the Content JV, for the distribution of content in the PPV business (the “Distribution JV”). The Distribution JV is the sole operating company and will be the principal source of revenues for the Company’s PPV and VOD operations in China.

The Company paid a $6,105,478 premium recognized as goodwill in the acquisition of Sinotop for the ability to establish these relationships as they represent significant value to the Company. The intangible assets acquired include first the charter and cooperation agreements enabling the Company to engage in the PPV and VOD business in China, and the second is the non-compete agreement entered into with Mr. Liu.  The charter and cooperation agreements provide the Company with a unique license that allows the Distribution JV to operate a PPV and VOD business in China.  The engagement of Mr. Liu in the business accelerates the Company’s time to market, namely in entering into the JVs, and significantly facilitates the Company’s effective operations in China.  Mr. Liu has significant experience in telecommunications and network technologies.

The acquisition of Sinotop was accounted for as a business combination under the acquisition method (“ASC 805”).  Although the value of Sinotop was concentrated in the few assets described and it had no operations, ASC 805 states that in order for a group of acquired assets to be considered a business, it must have inputs and processes applied to those inputs that have the ability to create outputs.  ASC 805 defines an input as being any economic resource that creates, or has the ability to create, outputs when one or more processes are applied to it. ASC 805 defines a process as any system, standard, protocol, convention, or rule that when applied to an input, or inputs, creates or has the ability to create outputs.  ASC 805 defines an output as the result of inputs and processes applied to those inputs that provide or have the ability to provide a return in the form of economic benefits.  The Company believes that the charter and non-compete agreements constitute inputs as defined by ASC 805, as their purpose is intended to yield economic benefits in conjunction with the cooperation agreements, which represent the processes applied to the inputs.  Additionally, the “Earn-out Securities” potentially to be earned by Mr. Liu described below provide further evidence of the ability to create economic benefits by engaging Mr. Liu in the business.

Although the acquisition of Sinotop qualified as a business combination under ASC 805, Sinotop did not meet the definition of a “business” pursuant to Rule 11-01(d) of Regulation S-X primarily due to the fact that disclosure of Sinotop’s prior financial information would not be material to an understanding of Sinotop’s future operations.  Additionally, Sinotop has not fully commenced operations and activity is limited to start-up expenses which have been insignificant through the date of acquisition.   As such, the Company did not present separate financial statements or pro forma financial information for Sinotop.

In applying the acquisition method in accordance with ASC 805, the results of Sinotop have been included in the Company’s consolidated financial statements from the date of acquisition, July 30, 2010.  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired.  The Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions) and recognizes contingent consideration at fair value on the acquisition date.  The excess purchase price over the fair value is recorded as goodwill. ASC Topic 350 (“Goodwill and Intangible Assets”) indicates that goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Purchased intangibles with definite lives are amortized over their respective useful lives.

Below is a discussion of the fair value as determined  by the Company, of the securities issued as consideration.  After completing the final fair valuation during the fourth quarter of 2010, it was determined that certain options had been excluded from the preliminary fair value estimation.  As such, the inclusion resulted in additional total consideration valued at $256,694.

Purchase Consideration
Pursuant to the Purchase Agreement, in exchange for 100% of the outstanding equity of Sinotop, the Company issued to the Seller (i) 90,859,389 shares of the common stock of the Company equal to 20.0% of the outstanding common stock of the Company (including the shares of common stock of the Company issuable upon conversion of the outstanding Series A Preferred Shares and Series B Preferred Shares of the Company, but not including any shares of common stock of the Company that are issuable upon the conversion, exercise or exchange of any other securities of the Company that are convertible into or exercisable or exchangeable for, common stock of the Company) immediately following the closing of the financing referenced in Note 13 (the “The Company Shares”); (ii) three-year warrants to purchase 128,536,962 shares of the Company’s common stock, equivalent to 20.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants of the Company immediately following the Company’s Financing Closing; and (iii) a four-year option to purchase a number of shares of the Company’s common stock equal to 20.0% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010.

The Company chose to utilize an alternative approach in determining the fair value of the common stock as there was no liquidity in the stock for most of the past 2 years and we believe the stock price was not representative of the true market price.  The Company believes a better indicator of the true market price is the “deal” price of $.05 per common share.  Similarly along with the warrant exchange, the stock price traded and has remained at or below $.05.  The fair value of the warrants and options were determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.55% to 1.6%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.5 to 5.0 years and expected dividend yield of 0%.

Earn-out Securities

In addition, if specified performance milestones are achieved, the Seller will be entitled to earn up to (i) an additional 30,286,464 shares of common stock of the Company, (ii) three-year warrants to purchase 42,845,654 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the financing referenced in Note 13 and  (iii) a four-year option to purchase a number of shares of the Company’s common stock that is equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows:  Sinotop will ensure that (i) at the end of the first earnout year (July 1, 2012), at least 3 million homes will have access to the Company’s PPV services, (ii) at the end of the second earnout year (July 1, 2013), at least 11 million homes will have access to the Company’s PPV services, and (iii) at the end of the third earnout year (July 1, 2014), at least 30 million homes will have access to the Company’s PPV services. Although not yet formalized by the Board of the Directors, the intent is for the Seller to receive one-third of the total earn-out each year if the annual performances are achieved.

The amount of contingent consideration recognized as of the acquisition date totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out at the acquisition date.  After completing the final fair valuation it was determined certain options were not included in the preliminary fair value estimation.  As such, the inclusion of these options resulted in additional contingent consideration valued at $110,012 for total contingent consideration of $2,860,978.  The contingent consideration is classified as a liability as of December 31, 2010 because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification.  Further ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a charge of $501,127 for the year ended December 31, 2010.

The following is a summary of the estimated fair value of contingent consideration for the acquisition of Sinotop at December 31, 2010.

	Number of	12/31/2010
Class of consideration	Instruments	Fair Value
Common stock of the Company	30,286,464	$1,817,187
Warrants	42,845,654	$1,358,715
Stock options	6,000,000	$186,203
Total contingent consideration		$3,362,105

Below is the fair value of assets and liabilities acquired as adjusted since September 30, 2010 for final valuation:

	As of September 30, 2010	Fair Value Finalization (a)	Consideration Adjustment (b)	As of December 31, 2010
Charter / Cooperation agreements	$3,858,002	$(1,102,181)	$-	$2,755,821
Noncompete agreement	4,899,541	(1,262,029)	-	3,637,512
Deferred tax liability	(1,444,995)	390,095	-	(1,054,900)
Net identifiable assets and liabilities	$7,312,548	$(1,974,115)	$-	$5,338,433
Goodwill	3,874,669	1,974,115	256,694	6,105,478
Consideration paid	$11,187,217	$-	$256,694	$11,443,911

(a)	Changes in fair value of assets and liabilities acquired since September 30, 2010 preliminary allocation based on the finalization of intangible valuations.

(b)
Changes due to fair value of options originally excluded from purchase consideration in the preliminary allocation including $146,682 for acquisition consideration and $110,012 for contingent consideration.

The Company has estimated the fair value of the identifiable assets, liabilities acquired and the purchase price consideration in the form of securities.  The excess of the purchase price over the fair value of the tangible and intangible assets was allocated to goodwill in the amount of $6,105,478.  Below is the fair value of each class of consideration:

	20% at Acquisition		5% Earnout
	Number of		Number of		Total
Class of consideration	Instruments	Fair Value	Instruments	Fair Value	Fair Value
Common stock	90,859,389	$4,542,969	30,286,464	$1,514,324	$6,057,293
Warrants	128,536,962	3,159,872	42,845,654	1,053,290	4,213,162
Stock options	18,000,000	880,092	6,000,000	293,364	1,173,456
Total		$8,582,933		$2,860,978	$11,443,911

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

Costs of the acquisition were approximately $354,000 and were recorded in professional fees on the consolidated statement of operations for the year ended December 31, 2010.

The following is a summary of revenues, expenses and net income of our companies related to the Sinotop acquisition since the effective acquisition date (July 30, 2010) included in the consolidated results of operations for the Company during the year ended December 31, 2010:

Revenues	$-
Expenses	1,391,955
Net loss before income taxes and noncontrolling interest	(1,391,955)
Income tax benefit	229,513
Net loss, net of tax	(1,162,442)
Plus: Net loss attributable to noncontrolling interest	77,458
Net loss attributable to YOU On Demand common shareholders	$(1,084,984)

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

In addition, Beijing Sinotop has 39% equity interest in Huacheng Interactive.  Accordingly, the Company recorded such amount as investment in equity investment and accounts for the investment under the investment in equity investment.  In accordance with this method, where investments in affiliates, which are not controlled by the Company but where the Company has the ability to exercise significant influence over, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of operations.

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

Common stocks are valued at closing price reported on the active market on which the individual securities are traded.

The fair value of the liabilities at 12/31/10 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.62% to 1.7%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.0 to 4.5 years and expected dividend yield of 0%.  The fair value of the liabilities at 12/31/09 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 1.5%, expected volatility of 310%, expected life of 3.4 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$9,433	$-	$-	$9,433
Liabilities
Contingent purchase consideration	$-	$-	$3,362,105	$3,362,105

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$47,244	$-	$-	$47,244
Liabilities
Fair value of warrants	$-	$-	$819,150	$819,150

The following table summaries the activity for financial liabilities utilizing Level 3 fair value measurements:

	Year ended December 31, 2010		Year ended, December 31, 2009
	Contingent Purchase	Warrants	Warrants
Fair value at January 1,	$-	$819,150	$-
Purchases, Sales and Issuances and Settlements	2,860,978	-	307,123
Realized Losses	-	(669,133)	-
Unrealized gains losses	501,127	-	512,027
Transfer to equity	-	(150,017)	-
	$3,362,105	$-	$819,150

9.           Related Party Transactions

Loan Receivable

As of December 31, 2010 and 2009, the Company advanced an aggregate of approximately $305,000 and $290,000, respectively in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2011.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of December 31, 2010 and 2009, amounts due from shareholders include approximately $95,000 and $109,000, respectively, advanced to Shandong Broadcast & TV Weekly Press, and approximately $89,000 and $60,000, respectively, advanced to Modern Movie & TV Biweekly Press.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2011.   During the year ended December 31, 2010 we advanced approximately $585,000 and received repayments of approximately $556,000 to/from Modern Movie & TV Biweekly Press.  During the year ended December 31, 2009, we advanced approximately $650,000 to these companies and received repayments of $481,000.

Payable to Jinan Parent

During the year ended December 31, 2010, our payable to Jinan Parent decreased approximately $14,000, due to currency fluctuations.  At December 31, 2010, approximately $138,000 remained due to Jinan Parent.  The advance is unsecured, interest free and has no fixed repayment terms.

During the fiscal year ended 2009, Jinan Broadband paid $2,643,000 to Jinan Parent.  At December 31, 2009, $152,000 remains due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Loan Payable to Beneficial Owner

On March 9, 2010, China Broadband Cayman entered into a Note Purchase Agreement and a non-binding Letter of Intent, or the LOI with Sinotop Group Ltd., a Hong Kong corporation, or Sinotop HK.  Through a series of contractual arrangements referred to herein as “VIE Contracts”, Sinotop HK controls Beijing Sino Top Scope Technology Co., Ltd., or Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers.

Pursuant to the Note Purchase Agreement, on March 9, 2010, China Broadband Cayman acquired a Convertible Promissory Note, or Note from Sinotop HK in consideration of China Broadband Cayman’s US580,000 loan to Sinotop Hong Kong.

On March 9, 2010, a significant beneficial owner of the Company’s securities, Oliveira Capital LLC, advanced $600,000 to China Broadband Cayman in order to make the loan to Sinotop HK as described above.

On June 24, 2010, the Company repaid $580,000 of the $600,000 loan by assigning the Company’s Convertible Promissory Note from Sinotop HKin the  amount or $580,000 to Oliveira Capital.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop HK to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.    See Note 13 “Private Financings, July 2010” below.

Receivable from Trustee

At the time we acquired Sinotop HK, one of the bank accounts acquired was in Zhang Yan name , our PRC trustee’s in the VIE agreements, name.  At December 31, 2010 this account remained open with a $172,000 balance.  The amount is included in Other current assets in the consolidated balance sheet at December 31, 2010.  Subsequent to December 31, 2010 this account was closed and the funds were transferred to Sinotop HK’s company bank account and the receivable was collected in full.

10.          Property and Equipment

During 2010, the Company analyzed for impairment the equipment at our Jinan Broadband subsidiary and the equipment was taken out of service in July 2010 due to changes in customer needs and as of December 31, 2010, the Company has determined there are no other uses for the equipment and the equipment cannot be sold.  As such, the Company has recorded a total equipment impairment charge of $1,505,008 in 2010.

Property and equipment at December 31, 2010 and  2009 approximated the following:

	December 31,	December 31,
	2010	2009

Furniture and office equipment	$1,241,000	$984,000
Headend facilities and machinery	15,762,000	14,172,000
Vehicles	30,000	30,000
Total property and equipment	17,033,000	15,186,000
Less: accumulated depreciation	(11,064,000)	(7,823,000)
Less: impairment charge	(1,505,000)	-
Net carrying value	$4,464,000	$7,363,000

Depreciation expense	$2,899,000	$3,068,000

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, discount rates and future market conditions, among others. Long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, changes in product and service offerings, or other circumstances indicate that the carrying amount may not be recoverable.  Our Shandong Media joint venture has sustained consistent losses.  In accordance with ASC 360 we prepared an analysis of the associated intangibles fair value and accordingly recorded an impairment charge of $900,000 to our Shandong Media intangibles in 2010.

We have intangible assets relating to the acquisitions of our Jinan Broadband subsidiary, Shandong Media joint venture, AdNet Media and Sinotop.  The Company amortizes its intangible assets that have finite lives.  Our service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years.  Customer relationships, non-compete agreement and software technology are amortized over 10 years, 2.5 years and 3 years, respectively.

Roll forwards of our intangible assets for the year ended December 31, 2010 and 2009 follow:

	Balance at December 31, 2009	Additions	Amortization Expense	Impairment Charge	Other Changes	Balance at December 31, 2010
Amortized intangible assets:
Service agreement	$1,483,762	$-	$(86,720)	$-	$-	$1,397,042
Publication rights	824,812	-	(33,517)	(331,824)	(34,218)	425,253
Customer relationships	183,730	-	(16,250)	(71,499)	(7,622)	88,359
Operating permits	1,234,583	-	(50,169)	(496,677)	(51,218)	636,519
Software technology	567,727	-	(252,324)	-	-	315,403
Charter / Cooperation agreements	-	2,755,821	(57,413)	-	-	2,698,408
Non-compete agreement	-	3,637,512	(606,252)	-	-	3,031,260
Total amortized intangible assets	$4,294,614	$6,393,333	$(1,102,645)	$(900,000)	$(93,058)	$8,592,244

Unamortized intangible assets:
Goodwill	$-	$6,105,478	$-	$-	$-	$6,105,478

	Balance at December 31 ,2008	Additions	Amortization Expense	Impairment Charge	Other Changes	Balance at December 31, 2009
Amortized intangible assets:
Service agreement	$1,570,482	$-	$(86,720)	$-	$-	$1,483,762
Publication rights	968,977	-	(42,250)	-	(101,915)	824,812
Customer relationships	228,933	-	(20,491)	-	(24,712)	183,730
Operating permits	1,450,366	-	(63,236)	-	(152,547)	1,234,583
Software technology	-	756,969	(189,242)	-	-	567,727
Total amortized intangible assets	$4,218,758	$756,969	$(401,939)	$-	$(279,174)	$4,294,614

Unamortized intangible assets:
Goodwill	$-	$1,239,291	$-	$(1,239,291)	$-	$-

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $1,102,645 and $401,939 during 2010 and 2009, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
Years ending December 31,	Broadband	Media	Media	Sinotop	Total
2011	$86,720	$72,454	$252,323	$1,592,796	$2,004,293
2012	86,720	72,454	63,080	1,592,796	1,815,050
2013	86,720	72,454	-	259,041	418,215
2014	86,720	72,454	-	137,791	296,965
2015	86,720	72,454	-	137,791	296,965
Thereafter	963,442	787,861	-	2,009,453	3,760,756
Total amortization to be recognized	$1,397,042	$1,150,131	$315,403	$5,729,668	$8,592,244

12.         Accrued Expenses

Accrued expenses at December 31, 2010 and  2009 consist of the following:

	December 31,	December 31,
	2010	2009

Accrued expenses	$720,000	$1,053,000
Accrued payroll	84,000	786,000
	$804,000	$1,839,000

13.         Convertible Notes

On April 14, 2010, we entered into a convertible promissory note with a private investor for a loan amount of $150,000.  Interest was payable at an annual rate equal to the applicable federal rate on the date of issuance.  The principal and accrued interest on the Note was repaid in connection with the closing of the financings on July 30, 2010 (see Note 14 “Private Financings, July 2010”).  Under the terms of the Note, the Company issued to the investor a 5-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.05 per share.  The Company recorded interest expense of $90,000 during the year ended December 31, 2010 related to discount and beneficial convertible features in connection with the convertible note and warrants issuance.

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

On January 11, 2008, we completed a private placement transaction and sold an aggregate of $4,971,250 principal amount of notes due January 11, 2013, or the January 2008 Notes, and Class A Warrants to purchase an aggregate of 6,628,333 shares of our common stock, at $.60 per share and expiring on June 11, 2013.  The conversion price of these January 2008 Notes was originally $.75 per share and, in June of 2009 in connection with a subsequent financing with these investors, reduced to $.20 per share.  One investor had his conversion price reduced to $.25 per share.  We recorded a $504,661 original issue discount related to the Notes.  We calculated the interest at 5% annually and issued shares for interest payments on a quarterly basis.  We recorded amortization of original issue discount as interest expense of $75,452 for the year ended December 31, 2010.  Simultaneous with the closing of the financings on July 30, 2010 (see Note 14 “Private Financings, July 2010”), and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants, as described in Note 13.  As a result, for the year ended December 31, 2010 we recorded interest expense of $305,944 which represented the unamortized amount remaining on the original issue discount.

On conversion on July 30, 2010, the principal face value of the 2008 and 2009 notes in the amount of $3,142,752 was reclassified from liability to common stock equity and $2,133,400 was reclassified to preferred shares.

The convertible notes due were as follows:

	December 31,	December 31,
	2010	2009
Convertible notes, noncurrent	$-	$4,971,250
Less: Original issue discount	( -)	(305,944)
	$-	$4,665,306

Convertible notes, current	$-	$304,853

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

We entered into a Registration Rights Agreement with the investors under which we agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission, registering the shares of common stock and the shares of common stock underlying the Series A and Series B Preferred Stock and the Warrants.  The Agreement requires us to file the registration statement within 45 days of the closing (by September 13, 2010) and to have it effective within 180 days (by January 26, 2011).  The registration statement was filed on October 7, 2010 but has not yet become effective.  The agreement does not provide for any specific penalties for non-performance and at December 31, 2010, we have not recorded any liability for any penalties.

Simultaneous with the closing of the financings above and as described in Note 13, and pursuant to (i) a Waiver and Agreement to Convert with the holders of an aggregate of $4,971,250 in principal amount of convertible notes of the Company, dated January 11, 2008, and (ii) a Waiver and Agreement to Convert with the holders of an aggregate of $304,902 in principal amount of convertible notes of the Company, dated June 30, 2009, the holders of such notes agreed to convert 100% of the outstanding principal and interest owing on such notes.  To induce the holders to convert, the Company agreed to reduce the conversion price of the notes from $0.20 or $0.25 to $0.05 and to issue to the holders warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock.  As a result of the conversion of the notes, the Company issued an aggregate of 62,855,048 shares of Common Stock, 4,266,800 shares of Series B Preferred Stock and warrants for the purchase of an aggregate of 105,523,048 shares of Common Stock.  The terms of the new warrants are identical to those issued to the Common Stock investors in the July 30, 2010 financings described above.  In connection with the agreements and the induced conversions, the Company recorded charges of $3,977,114 and $2,729,027 for the cost of the reduction in the conversion price of the notes and the cost of the new warrants issued, respectively.  In addition, the note holders agreed to amend the terms of certain warrants originally issued with the notes to remove non-standard anti-dilution protection, in exchange for a reduction in the exercise price of the warrants from $0.20 to $0.05.  As described in Note 15 below, these warrants were previously accounted for as derivative instruments because they did not have fixed settlement provisions as a result of the non-standard anti-dilution protection.  As a result of the amendment removing the non-standard anti-dilution protection, the warrants were marked-to-market at July 30, 2010, the Company recognized an additional expense of $150,017 related to the reduction in the exercise price of the warrants and the carrying value of the warrants was then reclassified to equity.  Because these warrants are now classified in equity, they will no longer be recorded and fair valued at each reporting period.

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

As described in Note 14 “Private Financings, July 2010”, in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection.  As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.  In addition, the warrants were modified to reduce the exercise price from $.20 to $.05  As of July 30, 2010 the warrants were valued using a Cox-Ross-Rubinstein binomial model using the following assumptions:  risk-free interest rate of .79%, expected volatility of 60.0%, expected life of 3.0 years and expected dividend yield of 0%.  The fair value of the warrants was determined to be $150,017, thus the Company recorded a change to the fair value of current liabilities of $669,133 in the 2010 statement of operations and reclassified the remaining value of the warrants to shareholder equity.

16.         Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

Potential common shares outstanding as of December 31, 2010 and 2009:

	2010	2009
Warrants	11,393,500	16,874,800
Options	96,417,500	317,500
Series A Preferred Stock	70,000,000	-
Series B Preferred Stock	102,668,000	-
Total	280,479,000	17,192,300

For the years ended December 31, 2010 and 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 280,479,000 and 17,192,300, respectively.

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

Comprehensive loss for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Net loss attributable to shareholders	$(15,219,283)	$(5,439,125)
Other comprehensive income (loss):
Currency translation adjustment	477,281	28,345
Unrealized(loss) gain on marketable equity securities	(13,811)	17,920
Comprehensive loss	$(14,755,813)	$(5,428,700)

18.         Interest Expense and Share Issuance

In connection with the Convertible Notes issued in January 2008 and June 2009, during the years ended December 31, 2010 and 2009 the Company incurred $439,000 and $362,000, respectively, for interest expense related to these Notes.  For 2010, the amount includes the balance of the unamortized amount that was remaining on the original issue discount due to the conversion of the notes into shares and common stock, as described in Note 13.

As set forth in the related documents and with the consent of the Note holders, we issued 653,119 and 921,040 shares to the Note holders as payment for convertible note interest of approximately $133,000 and $260,000 for the years ended December 31, 2010 and 2009, respectively.

In connection with the Convertible Note issued April 2010 we recorded interest expense of $90,000 related to discount and beneficial convertible features in connection with the convertible note and warrants issuance.

19.         Share Based Payments

Through December 31, 2010, we have issued 96,417,500 options to purchase shares of our common stock.

Effective as of the December 3, 2010, our board of directors of the company amended our 2008 Stock Incentive Plan and approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 300,000,000 shares.

The following table provides the details of the total share based payments during the years ended December 31, 2010 and 2009:

	2010	2009
Stock option amortization	$503,000	$34,000
Stock issued as payment for interest	133,000	261,000
Stock issued for services	255,000
	$891,000	$294,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation mode.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.  The Black-Scholes model incorporates the following assumptions at December 31, 2010:  risk-free interest rate of 3.29%, expected volatility of 60.0%, expected life of 4.0 years and expected dividend yield of 0%.

The Company recorded a charge of approximately $503,000 and $34,000 during the years ended December 31, 2010 and 2009, respectively, in connection with stock option compensation.  Common shares were also issued to pay for consulting services and were recorded at the closing price of $.05 per share on the issue date and expensed in an amount of $255,000 for the year ended December 31, 2010.

Stock option activity for the years ended December 31, 2010 and December 31, 2009 is summarized as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of year	317,500	$0.66	317,500	$0.66
Granted	96,100,000	$0.04	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Options outstanding at end of year	96,417,500	$0.04	317,500	$0.66

Options exercisable at end of year	31,375,833	$0.05	230,000	$0.61

Options available for issuance	203,582,500		2,182,500

We issued 96,100,000 options to purchase shares of our common stock in 2010.  There were no stock options issued in 2009.  As of December 31, 2010, there were 96,417,500 options outstanding with 31,375,833 options exercisable at a weighted average exercise price of $0.05 with a weighted average remaining life of 9.9 years.

As of December 31, 2010 the Company had total unrecognized compensation expense related to options granted of approximately $1,724,000 which will be recognized over a remaining service period of 4 years.

20.         Warrants
In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note and the July 2010 financings, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of December 31, 2010, the weighted average exercise price was $1.21 and the weighted average remaining life was 2.0 years.  The following table outlines the warrants outstanding as of December 31, 2010 and 2009:

	2010	2009
Warants Outstanding	Number of Warrants Issued	Number of Warrants Issued	Exercise Price	Expiration Date
Share Exchange Consulting Warrants	4,474,800	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	4,000,000	$2.00	1/11/2013
January 2008 Financing Class A Warrants	-	6,628,333	$0.60	6/11/2013
January 2008 Financing Broker Warrants	-	1,131,667	$0.50	6/11/2013
July 2010 Sinotop Acquisition Warrants	1,278,700	-	$0.60	1/11/2013
July 2010 Sinotop Acquisition Warrants	1,000,000	-	$2.00	1/11/2013

	11,393,500	16,874,800

On October 20, 2010, YOU On Demand entered into separate Warrant Exchange Agreements (the “Agreements”) with the holders of different series of warrants to purchase shares of the Company’s common stock (“Warrants”).  Pursuant to the Agreements, (i) the holders of Warrants issued on January 11, 2008 and July 2010 to purchase an aggregate of 9,700,000 shares of the Company’s common stock at an exercise price of $0.20 per share, have exchanged their Warrants for an aggregate of 485,000 shares of the Company’s common stock, and (ii) the holders of Warrants issued on July 30, 2010 and April 2010 to purchase an aggregate of 622,591,322 shares of the Company’s common stock at an exercise price of $0.05 per share, have exchanged their warrants for an aggregate of 373,554,780 shares of the Company’s common stock.  Following the consummation of the transactions contemplated by the Agreements, there are 829,836,723 shares of common stock outstanding (on a fully diluted basis) and 11,393,500 Warrants to purchase shares of Company common stock at exercise prices ranging from $0.60 to $2.00.

The following is a breakdown of the warrants converted:

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

21.         Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the years ended December 31, 2010 and 2009 results from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except to the extent that they are able to offset deferred tax liabilities that arise from temporary differences that are expected to reverse prior to the expiration of the availability of the net operating loss carryovers.

The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of pre-exchange transaction net operating loss carryovers that expire in various years through 2025.  Since Management has not been able to determine whether income tax returns were filed prior to the January 23, 2007 merger transaction and may not be able to recreate the records to file them if they have not they may be unable to claim the pre-exchange transaction net operating loss carryovers. In addition, even if  the net operating loss carryovers were to be properly established, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity.  The extent of these limitations has not yet been determined.

As of December 31, 2010 the Company has available additional U.S. net operating loss carryovers of $4,269,937 which equals $5,988,911 shown on the tax returns less $1,718,974 resulting from the non-recognition for financial reporting purposes of the tax benefits of certain a tax position taken by the Company because of the uncertainty of the position being sustained. The net operating loss carryovers expire in the years 2027 through 2030. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,420,289 and an AMT credit of $17,952.

In addition to the U.S. net operating losses, Jinan Broadband, Shandong Media AdNet Media, Sinotop HK and Sinotop Beijing have the following estimated Chinese (Hong Kong in the case of Sinotop) net operating loss carryovers at December 31, 2010 with the expiration dates as shown:

Expiring	Jinan Broadband	Shandong Media	AdNet Media	Sinotop HK	Sinotop Beijing	Other	Total

2013	$-	14,567	$-	$-	$-	$109,042	$123,609
2014	-	91,999	423,319	-	-	48,480	563,798
2015	124,951	462,288	-	322,921	350,571	41,551	1,302,282
Total	$124,951	$568,854	$423,319	$322,921	$350,571	$199,073	$1,989,689

Certain of the net operating loss carryovers previously reported have been reduced because of expenses disallowed by Chinese tax authorities and by inventory reserves that were estimated to be currently deductible in the prior year but instead gave rise to other deferred tax assets relating to Chinese income tax basis in inventory in excess of amounts reported for financial reporting purposes.

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

The Company’s income tax benefit for the years ended December 31, 2010 and 2009 consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for at least 2007 and later years. Because of the uncertainty regarding the filing of tax returns for earlier years it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies’ inceptions in 2007 through 2010 as applicable.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010 and 100:

	2010	2009
Balance, beginning of year	$18,577	$-
Increase from prior years' tax positions	1,678	18,577
Balance, end of year	$20,255	$18,577

Included in the determination of income tax expense (benefit) for the years ended December 31, 2010 and 2009 were estimated interest and penalties of $1,672 and $625 respectively.

The Company's deferred tax assets and liabilities at December 31, 2010 and 2009 consisted of:

	2010	2009
Deferred tax assets

U.S. NOL - pre-stock exchange transaction	$2,280,194	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	1,451,778	489,560
Foreign NOL	468,588	674,694
Deferred revenue	391,068	393,114
Fixed assets cost basis	1,222,181	613,727
Accrued payroll	-	259,596
Inventory reserves	150,927	-
Allowance for doubtful accounts	22,500	-
Nonqualified options	9,214	9,214
Marketable securities	98,346	144,705
AMT credits	17,952	17,952
Capital loss carryover	482,898	426,855
Total deferred tax assets	6,595,646	5,309,611

Less: valuation allowance	(6,094,672)	(4,912,026)

Deferred tax liabilities

Intangible assets	(1,661,041)	(1,115,212)

Net deferred tax liability	$(1,160,068)	$(717,627)

The deferred tax valuation allowance increased $1,182,648 during the year ended December 31, 2010. Of this amount $1,177,951 offset deferred tax assets that would have affected net income and $4,696 that would have affected other comprehensive income.

The Company’s income tax expense (benefit) for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009

Benefit of operating loss carryforwards	$(198,065)	$(172,734)
Other deferred benefits	(321,330)	(89,498)
Unrecognized tax positions	1,672	18,577
	$(517,723)	$(243,655)

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2010	2009

Net loss before income taxes	$(16,037,729)	$(6,785,536)

Expected income tax benefit at 34%	(5,452,828)	(2,307,082)

Nondeductible expenses	2,690,131	651,508
Rate-differential on foreign income invested indefinitely	679,548	316,498
WFOE NOL not recognized for indefinite reversal	-	9,741
Increase in valuation allowance	1,177,951	1,256,448
Change in estimates - offset by changes in valuation allowance above	331,457	(181,443)
Other changes in estimates	44,289	(7,902)
Unrecognized tax benefits	1,672	18,577
Other	10,000	-

Income tax expense (benefit)	$(517,723)	$(243,655)

The changes in estimates in 2010 related principally to reduce Chinese NOL carryovers as a result of the disallowance of certain expense deductions by tax authorities. The amounts reported in the table above for increase in valuation allowance and changes in estimates in 2009 have been adjusted to remove the portion of the valuation allowance increase that relates to other comprehensive income and conform to the 2010 presentation.

China passed a new Enterprise Income Tax Law (“EIT Law”) and implementing rules, both of which became effective January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

If the EIT Law were to be applied to You On Demand, Inc., (the Nevada Corporation itself) and/or to China Broadband Cayman those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

Furthermore, we believe that the law does not apply to our non-Chinese entities and have substantial defenses, that we believe would prevail, if the Chinese tax authorities were to try to apply the EIT Law to us. It is, of course reasonably possible that the Chinese tax authorities would successfully make that claim.

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

During the second quarter of 2010, the Company made certain adjustments to correct an error related to an under-allocation of amortization expense to Non-Controlling Interests in prior periods.  The adjustment related to prior allocations of amortization expense for certain intangible assets of both Jinan Broadband and Shandong Media had the effect of increasing the Net Loss Attributable to Non-Controlling Interests in the year ended December 31, 2010 by approximately $277,000. The Company assessed the impact of this adjustment on the current period and all prior periods and determined that the effect of this adjustment did not result in a material misstatement to the current periods or any previously issued annual or quarterly financial statements.

23.          Commitments and Contingencies

The Company has employed agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2010, the Company's potential minimum cash obligation to these employees was approximately $230,000.

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

3.1*	Articles of Incorporation of the Company, as amended to date.
3.2	Amended and Restated Bylaws of the Company. [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
3.3	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
3.4	Certificate of Designation of Series B Preferred Stock [incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010 [incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon. [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.3	Form of Warrant issued on July 30, 2010 to Steven Oliveira. [incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.4
Form of Registration Rights Agreement, dated July 30, 2010, pursuant to the Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.5
Registration Rights Agreement, dated July 30, 2010, between the Company and Shane McMahon. [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.6
Registration Rights Agreement, dated July 30, 2010, between the Company and Steven Oliveira. [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

4.7
Form of Note Purchase Agreement, dated June 30, 2009, among the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

4.8	Form of 5% Convertible Promissory Note, issued as of June 30, 2009. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]
4.9	Form of 5% Convertible Promissory Note, issued as of January 11, 2008. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.10	Form of Class A Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.11	Form of Broker’s Common Stock Warrant, issued as of January 11, 2008. [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 17, 2008]
4.12	Form of Warrant Amendment, dated March 2008 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
4.13
Form of 7% Convertible Promissory Note issued by China Broadband, Ltd. and assumed by the Company. [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 20, 2007]

4.14	Form of Warrant, issued as of January 23, 2007. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.15	Form of Warrant, issued as of January 23, 2007 to Maxim Financial Corporation. [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 20, 2007]
4.16	Form of Warrant, issued as of January 23, 2007 to BCGU, LLC. [incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed May 25, 2007]
4.17	Form of Registration Rights Agreement, dated as of January 23, 2007 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]
10.1	Form of Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.2	Form of Series A Securities Purchase Agreement, dated May 20, 2010. [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.3	First Amendment to Series A Securities Purchase Agreement, dated July 30, 2010. [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.4	Form of Series B Securities Purchase Agreement dated May 20, 2010. [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.5	Form of Waiver and Agreement to Convert, dated May 20, 2010. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.6	Form of Waiver and Agreement to Convert, dated May 20, 2010. [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.7
Loan Cancellation Agreement, dated May 20, 2010, between the Company and Steven Oliveira [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.8
Loan Cancellation and Note Assignment Agreement, dated June 24, 2010, between the Company and Chardan SPAC Asset Management LLC. [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.9
Form of Stock Purchase Agreement, dated as of June 30, 2009, among the Company and certain investors [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.10
Form of Waiver Letter, dated as of June 30, 2009, between the Company and certain existing note holders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2009]

10.11
Form of Subscription Agreement, dated as of January 11, 2008, between the Company and certain investors. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.12
Form of Funds Escrow Agreement, dated January 11, 2008, by and among the Company, Grushko and Mittman, P.C., and investors.  [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.13
Settlement Agreement, dated January 11, 2008, by and among the Company, China Broadband Ltd., Stephen Cherner, Maxim Financial Corporation, Mark L. Baum, BCGU, LLC, Mark I Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan Capital Markets, LLC, Jaguar Acquisition Corporation, and China Cablecom Holdings, Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.14	Form of Subscription and Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.15	Form of Release Agreement, dated March 2008 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2008]
10.16
Form of Subscription Agreement, dated January 23, 2007, by and among the Company and certain investors. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.17
Ordinary Share Purchase Agreement, dated July 30, 2010, among the Company, China Broadband Ltd. and Weicheng Liu. [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]

10.18
Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.19
Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.20
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.21
Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.22
Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.23
Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.24
Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.25
Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf [incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.26	Employment Agreement, dated July 30, 2010 between the Company and Shane McMahon. [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.27	Employment Agreement, dated July 30, 2010 between the Company and Marc Urbach. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.28	Employment Agreement, dated July 30, 2010 between the Company and Clive Ng. [incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.29	Employment Agreement, dated July 30, 2010 between the Company and Weicheng Liu. [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.30
Employment Agreement Amendment, dated January 11, 2008, between China Broadband, Ltd. and Pu Yue. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2008]

10.31
Consulting Agreement, dated January 24, 2007, between the Company and Maxim Financial Corporation. [incorporated by reference to Exhibit 10.9 to the Company’s Amended Current Report on Form 8-K/A filed June 4, 2007]

10.32
Form of Warrant Exchange Agreement, dated October 20, 2010, between the Company and the holders of Warrants dated July 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2010]

10.33
Form of Warrant Exchange Agreement, dated October 20, 2010, between the Company and the holders of Warrants dated January 11, 2010 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2010]

10.34
Letter Agreement between China Broadband, Inc. and Clive Ng, effective November 29, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2010]

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

*Filed herewith