Form 10-K/A
period 2009-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2011-05-04
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

There were a total of 65,086,152 shares of the registrant’s common stock outstanding as of April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

YOU On Demand Holding, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on April 15, 2010, and thereafter amended on April 16, 2010 (collectively, the “Original Filing”).

The Company is amending the disclosure included in Part II, Item 9A(T) of the Original Filing  to clarify under the heading “Evaluation of Disclosure Controls and Procedures” that, as of December 31, 2009, and as of the date that the Company’s evaluation of the effectiveness of its disclosure controls and procedures was completed, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they were intended.

For purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A(T) has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the Original Filing was filed. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events, except that this Amendment includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

PART II

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

PART IV
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

21	Subsidiaries of the Company. [incorporated by reference to Exhibit 21 to the Company’s Amended Annual Report on Form 10-K/A filed April 16, 2010]

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	China Broadband, Inc. 2008 Stock Incentive Plan. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

99.2	China Broadband, Inc. Audit Committee Charter [incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.3	China Broadband, Inc. Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.4	China Broadband, Inc. Compensation Committee Charter [incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 4, 2011

YOU ON DEMAND HOLDINGS, INC.

By:	/s/ Shane McMahon
Shane McMahon
Chief Executive Officer

By:	/s/ Marc Urbach
Marc Urbach
President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shane McMahon and Marc Urbach, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K/A.

Signature	Title	Date

/s/ Shane McMahon	Chairman and Chief Executive Officer	May 4, 2011
Shane McMahon	(Principal Executive Officer)

/s/ Marc Urbach	President, Chief Financial Officer and Director	May 4, 2011
Marc Urbach	(Principal Financial and Accounting Officer)

/s/ Weicheng Liu	Senior Executive Officer and Director	May 4, 2011
Weicheing Liu

/s/ James Cassano	Director	May 4, 2011
James Cassano

EXHIBIT INDEX

Exhibit No.	Description
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

21	Subsidiaries of the Company. [incorporated by reference to Exhibit 21 to the Company’s Amended Annual Report on Form 10-K/A filed April 16, 2010]

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	China Broadband, Inc. 2008 Stock Incentive Plan. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

99.2	China Broadband, Inc. Audit Committee Charter [incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.3	China Broadband, Inc. Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

99.4	China Broadband, Inc. Compensation Committee Charter [incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K filed April 15, 2009]

*Filed herewith