Form 10-Q
period 2011-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2011-05-23
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 660,968,748 shares as of May 20, 2011.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2011

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc. (formerly China Broadband, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “Broadband Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Media” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “AdNet” are to our wholly-owned subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (vii) “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop HK through contractual arrangements; (ix) “Sinotop HK” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (x) “SEC” are to the United States Securities and Exchange Commission; (xi) “Securities Act” are to Securities Act of 1933, as amended; (xii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xiii) “PRC” and “China” are to People’s Republic of China; (xiv) “Renminbi” and “RMB” are to the legal currency of China; (xv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xvi) “VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Publishing and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,645,898	$6,584,396
Marketable equity securities, available for sale	7,203	9,433
Accounts receivable, net	324,497	220,926
Inventory	385,321	428,280
Prepaid expenses	779,577	756,461
Loan receivable from related party	306,462	304,529
Amounts due from shareholders	396,819	184,086
Other current assets	588,961	597,362
Total current assets	7,434,738	9,085,473

Property and equipment, net	4,491,905	4,463,920
Intangible assets, net	8,091,171	8,592,244
Goodwill	6,105,478	6,105,478
Amount due from non-controlling interest	1,522,048	1,512,448
Investment in equity investment	571,315	574,486
Other assets	456,041	299,163
Total assets	$28,672,696	$30,633,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,902,477	$1,620,481
Accrued expenses and liabilities	1,042,822	804,341
Deferred revenue	1,708,724	1,711,796
Loan payable	398,960	398,960
Payable to Jinan Parent	138,672	137,797
Other current liabilities	734,987	792,413
Total current liabilities	5,926,642	5,465,788

Contingent purchase consideration liability	3,323,496	3,362,105
Deferred tax liability and uncertain tax position liability	1,104,903	1,180,323
Total liabilities	10,355,041	10,008,216

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000	1,261,995	1,261,995
Series B - 10,266,800 shares issued and outstanding, liquidation preference of $5,133,400	3,950,358	3,950,358

Shareholders' equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 660,968,748 and 660,768,748 issued and outstanding	660,969	660,769
Additional paid-in capital	42,410,931	42,255,089
Accumulated deficit	(34,660,930)	(32,434,324)
Accumulated other comprehensive income	252,023	246,983
Total YOU On Demand shareholders' equity (deficit)	8,662,993	10,728,517
Noncontrolling interests	4,442,309	4,684,126

Total shareholders' equity	13,105,302	15,412,643

Total liabilities and shareholders' equity	$28,672,696	$30,633,212

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2011 (unaudited)	2010 (unaudited)

Revenue	$1,697,924	$1,875,681
Cost of revenue	1,250,070	1,073,808
Gross profit	447,854	801,873

Selling, general and adminstrative expenses	1,812,688	723,270
Professional fees	317,680	168,765
Depreciation and amortization	1,074,327	945,444

Loss from operations	(2,756,841)	(1,035,606)

Interest & other income / (expense)
Interest income	2,938	3,109
Interest expense	(555)	(91,235)
Change in fair value of warrant liabilities	-	41,814
Change in fair value of contingent consideration	38,609	-
Loss on equity investment	(6,798)	-
Other	(4)	26

Net loss before income taxes and noncontrolling interest	(2,722,651)	(1,081,892)

Income tax benefit	75,420	13,728

Net loss, net of tax	(2,647,231)	(1,068,164)

Plus: Net loss attributable to noncontrolling interests	420,625	263,655

Net loss attributable to YOU On Demand shareholders	$(2,226,606)	$(804,509)

Net loss per share
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Weighted average shares outstanding
Basic	660,813,189	64,765,004
Diluted	660,813,189	64,765,004

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Periods Ended March 31, 2011 (Unaudited) and December 31, 2010

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	503,372	-	-	503,372	-	503,372

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services	5,100,000	5,100	249,900	-	-	255,000	-	255,000

Other adjustment	-	-	22,126	-	-	22,126	-	22,126

Common shares issued for cash	62,500,000	62,500	1,997,164	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock, Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	62,855,048	62,855	9,786,038	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	90,859,389	90,859	4,452,110	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	4,039,964	-	-	4,039,964	-	4,039,964

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Shares issued in warrant exchange	374,039,793	374,040	(374,040)	-	-	-	-	-

Comprehensive loss:
Net loss	-	-	-	(15,219,283)	-	(15,219,283)	(2,616,032)	(17,835,315)	(15,219,283)
Foreign currency translation adjustments	-	-	-	-	(70,489)	(70,489)	547,770	477,281	477,281

Unrealized gain on marketable equity securities	-	-	-	-	(13,811)	(13,811)	-	(13,811)	(13,811)
Balance December 31, 2010	660,768,745	$660,769	$42,255,089	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643	$(14,755,813)

Common shares issued for services	200,000	200	9,800	-	-	10,000	-	10,000

Stock option compensation expense	-	-	146,042	-	-	146,042	-	146,042

Contribution from noncontrolling interest	-	-	-	-	-	-	151,759	151,759

Comprehensive loss:
Net loss	-	-	-	(2,226,606)	-	(2,226,606)	(420,625)	(2,647,231)	(2,226,606)
Foreign currency translation adjustments	-	-	-	-	7,270	7,270	27,049	34,319	34,319

Unrealized loss on marketable equity securities	-	-	-	-	(2,230)	(2,230)	-	(2,230)	(2,230)

Balance March 31, 2011	660,968,745	$660,969	$42,410,931	$(34,660,930)	$252,023	$8,662,993	$4,442,309	$13,105,302	$(2,194,517)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2011 (unaudited)	2010 (unaudited)
Cash flows from operating
Net loss	$(2,647,231)	$(1,068,164)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense	156,042	74,167
Depreciation and amortization	1,074,327	945,444
Noncash interest expense - original issue discount	-	24,875
Deferred income tax	(75,420)	(13,728)
Change in fair value of warrant liabilities	-	(41,814)
Change in fair value of contingent consideration liability	(38,609)	-
Change in assets and liabilities,
Accounts receivable	(101,524)	(18,913)
Inventory	45,949	(37,963)
Prepaid expenses and other assets	(6,613)	(3,582)
Accounts payable and accrued expenses	478,857	342,005
Deferred revenue	6,736	(113,841)
Other	(337)	-
Net cash (used in) provided by operating activities	(1,107,823)	88,486

Cash flows from investing activities:
Acquisition of property and equipment	(553,535)	(224,334)
Loan to Sinotop Group Ltd	-	(580,000)
Loan advances to Shandong Media shareholders	(210,230)	(585,111)
Loan repayments to from Shandong Media shareholders	-	17,203
Other	(156,464)	-
Net cash used in investing activities	(920,229)	(1,372,242)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	600,000
Proceeds from Jinan Parent	151,759	-
Payments to Jinan Parent	-	(18,992)
Net cash provided by financing activities	151,759	581,008

Effect of exchange rate changes on cash	(62,205)	26,181

Net decrease in cash and cash equivalents	(1,938,498)	(676,567)
Cash and cash equivalents at beginning of period	6,584,396	2,190,494

Cash and cash equivalents at end of period	$4,645,898	$1,513,927

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$555	$413
Value assigned to shares as payment for interest expense	$-	$65,951

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company” formerly China Broadband, Inc.) owns and operates in the media segment through our Chinese subsidiaries and variable interest entities (“VIEs”), (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd ( “Jinan Broadband”), (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”) and (3) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video-on-demand (“VOD”), and enhanced premium content for cable providers, Sino Top Scope Technology Co., Ltd. (“Sinotop”),

(1)  We provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our VIE, Jinan Broadband, based in the Jinan region of China.

(2)  We operate a print based media and television programming guide publication business through our VIE, Shandong Media, a joint venture based in the Shandong Province of China.

(3)  We provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

We acquired AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  We have maintained our technology and other assets of AdNet for future use in our new PPV business.

The unaudited consolidated financial statements include the accounts of China Broadband, Inc. and (a) its wholly-owned subsidiary. China Broadband Cayman, ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman:  Beijing China Broadband Network Technology Co, Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, AdNet, Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”). and Zhong Hai Video Information Technology Co., Ltd (“Zhong Hai Video”) which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The information presented in the accompanying consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.  All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2011.

2.	Going Concern and Management’s Plans

The Company incurred significant continuing losses during 2010 and the quarter ended March 31, 2011 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop in 2010 and the expected 2011 launch of its PPV and VOD business will generate positive cash flows for the business.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	Sinotop Contingent Consideration

In connection with the acquisition of Sinotop on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 30,286,464 shares of common stock of the Company, (ii) three-year warrants to purchase 42,845,654 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the financing  and  (iii) a four-year option to purchase a number of shares of the Company’s common stock that is equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows:  Sinotop will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s PPV services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s PPV services, and (iii) at the end of the third earnout year (July 1, 2014), at least 30 million homes will have access to the Company’s PPV services. Although not yet formalized by the Board of the Directors, the intent is for the Seller to receive one-third of the total earn-out each year if the annual performances are achieved.

The amount of contingent consideration recognized as of December 31, 2010 totaled $2,860,978, representing the fair value of the estimated payment of the full earn-out.   The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification.  Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a gain of $38,609 for the three months ended March 31, 2011.

The following is a summary of the estimated fair value of contingent consideration for the acquisition of Sinotop at December 31, 2010 and March 31, 2011.

	Number of	December 31, 2010	Change in	March 31, 2011
Class of consideration	Instruments	Fair Value	Fair Value	Fair Value
Common stock of the Company	30,286,464	$1,817,187	$-	$1,817,187
Warrants	42,845,654	1,358,715	(34,252)	$1,324,463
Stock options	6,000,000	186,203	(4,357)	$181,846
Total contingent consideration		$3,362,105	$(38,609)	$3,323,496

4.	Shandong Media Joint Venture - Cooperation Agreement Additional Payment

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance we were required to make an additional payment of 5 million RMB (approximately US $730,000).  In 2008 we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.  We are currently in discussions with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press with regards to this payment.

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

The fair value of the liabilities at March 31, 2011 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.6% to 1.5%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 1.75 to 4.25 years and expected dividend yield of 0%.

The fair value of the liabilities at December, 31 2010 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.6% to 1.7%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.0 to 4.5 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 :

	March 31, 2011
	Fair Value Measurements (Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$7,203	$-	$-	$7,203
Liabilities
Contingent purchase consideration	$-	$-	$3,323,496	$3,323,496

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$9,433	$-	$-	$9,433
Liabilities
Fair value of warrants	$-	$-	$3,362,105	$3,362,105

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	March 31, 2011	December 31, 2010
	Contingent Purchase	Contingent Purchase
	Consideration	Consideration	Warrants
	(Unaudited)
Fair value at January 1,	$3,362,105	$-	$819,150
Purchases, Sales and Issuances and Settlements	-	2,860,978	-
Realized Losses	-	-	(669,133)
Unrealized (gains) losses	(38,609)	501,127	-
Transfer to equity	-	-	(150,017)
	$3,323,496	$3,362,105	$-

7.	Related Party Transactions

Loan Receivable

As of March 31, 2011 and December 31, 2010, the Company advanced an aggregate of approximately $305,000 and $305,000, respectively, in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest free and is due on December 31, 2011.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of March 31, 2011and December 31, 2010, amounts due from shareholders include approximately $95,000 and $301,000 advanced to Shandong Broadcast & TV Weekly Press and to Modern Movie & TV Biweekly Press, respectively.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2011.

Payable to Jinan Parent

During the three months ended March 31, 2011, our payable to Jinan Parent increased approximately $1,000, due to currency fluctuations.  At March 31, 2011 and December 31, 2010, approximately $139,000 and $138,000, respectively, remained due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Loan Payable to Beneficial Owner

On March 9, 2010, CB Cayman entered into a Note Purchase Agreement and a non-binding Letter of Intent (“the LOI”) with Sinotop Hong Kong.  Through a series of contractual arrangements referred to herein as “VIE Contracts”, Sinotop Hong Kong controls Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is, in turn, a party to a joint venture with two other PRC companies to provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note, or Note from Sinotop Hong Kong in consideration of CB Cayman’s US580,000 loan to Sinotop Hong Kong.

On March 9, 2010, a significant beneficial owner of the Company’s securities, Oliveira Capital LLC, advanced $600,000 to CB Cayman in order to make the loan to Sinotop Hong Kong, as described above.

On June 24, 2010, the Company repaid $580,000 of the $600,000 loan by assigning the Company’s Convertible Promissory Note from Sinotop Hong Kong in the amount of $580,000 to Oliveira Capital.

On July 30, 2010, Oliveira Capital LLC agreed to (i) cancel the remaining $20,000 of the March 9, 2010 loan and (ii) assign the $580,000 note of Sinotop Hong Kong to the Company, in exchange for (x) 1,200,000 shares of Series B Preferred Stock of the Company and (y) warrants to purchase of 36,000,000 shares of the Company’s common stock.

Receivable from Trustee

At the time we acquired Sinotop Hong Kong, one of the bank accounts acquired was in Zhang Yan’s name, our PRC trustee in the VIE agreements.  At December 31, 2010 this account remained open with a $172,000 balance and the amount was reported in other current assets in the consolidated balance sheet at December 31, 2010.  During the first quarter of 2011, the account was settled in full.

8.	Property and Equipment

During 2010, the Company analyzed for impairment the equipment at its Jinan Broadband subsidiary, as the equipment was taken out of service in July 2010 due to changes in customer needs.  As of December 31, 2010, the Company determined there were no other uses for the equipment and the equipment cannot be sold.  As such, the Company recorded a total equipment impairment charge of $1,505,008 in 2010.  For 2011, the impairment from 2010 was allocated to headend facilities and machinery.

Property and equipment approximated the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Furniture and office equipment	$1,630,000	$1,241,000
Headend facilities and machinery	14,531,000	15,762,000
Vehicles	30,000	30,000
Total property and equipment	16,191,000	17,033,000
Less: accumulated depreciation	(11,700,000)	(11,064,000)
Less: impairment charge	-	(1,505,000)
Net carrying value	$4,491,000	$4,464,000

Depreciation expense	$564,000	$804,000

9.	Goodwill and Intangible Assets

The Company has intangible assets relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture, AdNet Media and Sinotop.  The Company amortizes its intangible assets that have finite lives.  The service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years.  Customer relationships, non-compete agreement and software technology are amortized over 10 years, 2.5 years and 3 years, respectively.

A roll forward of our intangible assets activity from December 31, 2010 to March 31, 2011 follows:

	Balance at December 31, 2010	Additions		Amortization Expense	Impairment Charge	Other Changes	Balance at March 31, 2011 (Unaudited)
Amortized intangible assets:
Service agreement	$1,397,042	$-		$(21,680)	$-	$-	$1,375,362
Publication rights	425,253	-		(6,075)	-	-	419,178
Customer relationships	88,359	-		(2,945)	-	-	85,414
Operating permits	636,519	-		(9,093)	-	-	627,426
Software technology	315,403	-		(63,081)	-	-	252,322
Charter / Cooperation agreements	2,698,408	-		(34,448)	-	-	2,663,960
Non-compete agreement	3,031,260	-	-	(363,751)	-	-	2,667,509
Total amortized intangible assets	$8,592,244	$-		$(501,073)	$-	$-	$8,091,171

Unamortized intangible assets:
Goodwill	$6,105,478	$-		$-	$-	$-	$6,105,478

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $501,073 and $117,995 for the three months ended March 31, 2011 and 2010, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	AdNet
Years ending December 31,	Broadband	Media	Media	Sinotop	Total
2011 (nine months)	$65,040	$54,340	$189,242	$1,194,597	$1,503,219
2012	86,720	72,454	63,080	1,592,796	1,815,050
2013	86,720	72,454	-	259,041	418,215
2014	86,720	72,454	-	137,791	296,965
2015	86,720	72,454	-	137,791	296,965
Thereafter	963,442	787,862	-	2,009,453	3,760,757
Total amortization to be recognized	$1,375,362	$1,132,018	$252,322	$5,331,469	$8,091,171

10.	Accrued Expenses and Liabilities

Accrued expenses consist of the following:

	March 31, 2011	December 31,
	(Unaudited)	2010

Accrued expenses	$774,000	$720,000
Accrued payroll	269,000	84,000
	$1,043,000	$804,000

11.	Private Financings, July 2010

In connection with our July 2010, Private Financing, we entered into a Registration Rights Agreement with the investors under which we agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission, registering the shares of common stock and the shares of common stock underlying the Series A and Series B Preferred Stock and the Warrants.  The Agreement required us to file the registration statement within 45 days of the closing (by September 13, 2010) and to have it effective within 180 days (by January 26, 2011).  The registration statement which was initially filed on October 7, 2010, and amended thereafter on May 10, 2011, became effective on May 13, 2011.  The agreement did not provide for any specific penalties for non-performance and we did not record any liability for any penalties.

12.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

Potential common shares outstanding are as follows:

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Warrants	11,393,500	16,874,800
Options	96,017,500	317,500
Series A Preferred Stock	70,000,000	-
Series B Preferred Stock	102,668,000	-
Total	280,079,000	17,192,300

For the three months ended March 31, 2011 and 2010, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 280,079,000 and 17,192,300, respectively.

13.	Comprehensive Loss

Comprehensive loss for the 3 months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net loss attributable to shareholders	$(2,226,606)	$(804,509)
Other comprehensive income (loss):
Currency translation adjustment	34,319	19,617
Unrealized (loss) gain on marketable equity securities	(2,230)	76,568
Comprehensive loss	$(2,194,517)	$(708,324)

14.	Interest Expense and Share Issuance

In connection with the Convertible Notes issued in 2008 and 2009, there was no interest expense incurred for the three months ended March 31, 2011 because the note holders converted 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants in connection with the closing of the financings on July 30, 2010 and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010.  The Company incurred $91,000 of interest expense related to the Notes in the three months ended March 31, 2010.  Also, as set forth in the related documents and with the consent of the Note holders, we issued 324,576 shares to the Note holders as payment for convertible note interest of approximately $66,000 for the three months ended March 31, 2010 (none in 2011).

15.	Share Based Payments

Through March 31, 2011, we have 96,017,500 options outstanding to purchase shares of our common stock.

Effective as of December 3, 2010, our board of directors of the company amended our 2008 Stock Incentive Plan and approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 300,000,000 shares.

The following table provides the details of the approximate total share based payments during the three months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Stock option amortization	$146,000	$8,000
Stock issued as payment for interest	-	66,000
Stock issued for services	10,000	-
	$156,000	$74,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation mode.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.  The Black-Scholes model incorporated the following assumptions for the options issued in 2011 and 2010:  risk-free interest rate of 3.29% to 3.49%, expected volatility of 60.0%, expected life of 10.0 years and expected dividend yield of 0%.

The Company recorded a charge of approximately $146,000 and $8,000 during the three months ended March 31, 2011 and 2010, respectively, in connection with stock option compensation.  Common shares were also issued to pay for consulting services and were recorded at the closing price of $.05 per share on the issue date and expensed in an amount of $10,000 for the three months ended March 31, 2011.

Stock option activity at March 31, 2011 and 2010 is summarized as follows:

	March 31,		March 31,
	2011		2010
	(Unaudited)		(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	96,417,500	$0.04	317,500	$0.66
Granted	600,000	0.05	-	-
Exercised	-	-	-	-
Cancelled/expired	(1,000,000)	-	-	-
Options outstanding at end of period	96,017,500	$0.04	317,500	$0.66

Options exercisable at end of period	39,738,625	$0.05	255,000	$0.65

Options available for issuance	203,582,500		2,182,500

As of March 31, 2011, there were 96,017,500 options outstanding with 39,738,625 options exercisable at a weighted average exercise price of $0.05 with a weighted average remaining life of 9.5 years.

As of March 31, 2011 the Company had total unrecognized compensation expense related to options granted of approximately $1,595,000 which will be recognized over a remaining service period of 4 years.

16.	Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note and the July 2010 financings, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of March 31, 2011, the weighted average exercise price was $1.21 and the weighted average remaining life was 1.75 years.  The following table outlines the warrants outstanding as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Warants Outstanding	Number of Warrants Issued	Number of Warrants Issued	Exercise Price	Expiration Date
Share Exchange Consulting Warrants	4,474,800	4,474,800	$0.60	1/11/2013
2007 Private Placement Broker Warrants	640,000	640,000	$0.60	1/11/2013
2007 Private Placement Investor Warrants	4,000,000	4,000,000	$2.00	1/11/2013
July 2010 Sinotop Acquisition Warrants	1,278,700	1,278,700	$0.60	1/11/2013
July 2010 Sinotop Acquisition Warrants	1,000,000	1,000,000	$2.00	1/11/2013

	11,393,500	11,393,500

17.	Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the three month periods ended March 31, 2011 and 2010 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except in those instances in which they can offset deferred tax liabilities. The income tax benefit for the three months ended March 31, 2011 is net of a $456 expense for estimated penalties and interest that would be due on unrecognized tax positions.

The Company’s current management does not believe that China Broadband, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

The estimation of the income tax effect of any future repatriation of the Company’s share of any profits generated by its interests in its Chinese and Hong Kong subsidiaries is not practicable.  This is because it may involve additional Chinese taxation on the distributions, or sale proceeds, to the extent that they are in excess of the investments made, but with credits for some or all of the Chinese taxes against U.S. taxes, plus the utilization of operating losses of the WFOE.  All of the foregoing would be subject to various tax-planning strategies.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for at least 2006 and later years. Because of the uncertainty regarding the filing of tax returns for earlier years it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies’ inceptions in years from 2007 to 2010 as applicable.

China passed a new Enterprise Income Tax Law (“EIT Law”) and implementing rules, both of which became effective January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

If the EIT Law were to be applied to You On Demand Holdings, Inc., (the Nevada Corporation itself) and/or to CB Cayman those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

Furthermore, we believe that the law does not apply to our non-Chinese entities and have substantial defenses,  that we believe would prevail, if the Chinese tax authorities were to try to apply the EIT Law to us. It is, of course reasonably possible that the Chinese tax authorities would successfully make that claim.

18.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2011, the Company's potential minimum cash obligation to these employees was approximately $717,250.

The Company is committed to paying leased property costs related to our Sinotop office during the rest of 2011, 2012 and 2013 in the amounts of RMB 1,423,969 (USD 217,599) , RMB 1,949,391 (USD 297,890), and RMB 1,774,251 (USD 271,126), respectively.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Part I. Item 1A. Risk Factors.

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

Through our VIE, Sinotop Beijing, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.  Sinotop Beijing’s revenue will be derived primarily from a pay-TV model, consisting of a one-time fee to view movies, popular titles and live events.

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

•
PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit.   We could potentially benefit if the stimulus plan injects funds into cable infrastructure allowing access to our PPV network.

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

Hong Kong

Our indirect subsidiary, Sinotop Hong Kong, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as Sinotop Hong Kong has no taxable income.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months Ended		Amount	%
	March 31,	March 31,	Increase /	Increase /
	2011	2010	(Decrease)	(Decrease)

Revenue	$1,698,000	$1,876,000	$(178,000)	-9%
Cost of revenue	1,250,000	1,074,000	176,000	16%
Gross profit	448,000	802,000	(354,000)	-44%

Selling, general and administrative expenses	1,813,000	723,000	1,090,000	151%
Professional fees	318,000	169,000	149,000	88%
Depreciation and amortization	1,074,000	946,000	128,000	14%

Loss from operations	(2,757,000)	(1,036,000)	(1,721,000)	166%

Interest & other income / (expense)
Interest income	3,000	3,000	-	0%
Interest expense	(1,000)	(91,000)	90,000	-99%
Change in fair value of warrant liabilities	-	42,000	(42,000)	-
Change in fair value of contingent consideration	39,000	-	39,000	-
Loss on equity investment	(7,000)	-	(7,000)	-

Loss before income taxes and non-controlling interests	(2,723,000)	(1,082,000)	(1,641,000)	152%

Income tax benefit	75,000	14,000	61,000	436%

Net loss, net of tax	(2,648,000)	(1,068,000)	(1,580,000)	148%

Net loss attributable to non-controlling interests	421,000	263,000	158,000	60%

Net loss attributable to YOU On Demand shareholders	$(2,227,000)	$(805,000)	$1,422,000	177%

The following table breaks down the results of operations for the three months ended March 31, 2011 and 2010 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,698,000		$-	$1,698,000	$1,876,000		$-	$1,876,000
Cost of revenue	1,250,000		-	1,250,000	1,074,000		-	1,074,000
Gross profit	448,000	26%	-	448,000	802,000	43%	-	802,000

Selling, general and administrative expenses	935,000	55%	878,000	1,813,000	532,000	28%	191,000	723,000
Professional fees	15,000	1%	303,000	318,000	1,000	0%	168,000	169,000
Depreciation and amortization	610,000	36%	464,000	1,074,00	805,000	43%	141,000	946,000

Loss from operations	(1,112,000)	-65%	(1,645,000)	(2,757,000)	(536,000)	-29%	(500,000)	(1,036,000)

Interest & other income / (expense)
Interest income	3,000		-	3,000	1,000		2,000	3,000
Interest expense	(1,000)		-	(1,000)	-		(91,000)	(91,000)
Change in fair value of warrant liabilities	-		-	-	-		42,000	42,000
Change in fair value of contingent consideration	-		39,000	39,000	-		-	-
Loss on equity investment	-		(7,000)	(7,000)	-		-	-

Loss before income taxes and non-controlling interest	(1,110,000)		(1,613,000)	(2,723,000)	(535,000)		(547,000)	(1,082,000)

Income tax benefit	10,000		65,000	75,000	-		14,000	14,000

Net income (loss)	(1,100,000)		(1,548,000)	(2,648,000)	(535,000)		(533,000)	(1,068,000)

Net loss attributable to non-controlling interest	421,000		-	421,000	263,000		-	263,000

Net loss attributable to shareholders	$(679,000)		$(1,548,000)	$(2,227,000)	$(272,000)		$(533,000)	$(805,000)

Revenues

Our revenues are generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Publishing.  As of March 31, 2011, Sinotop Hong Kong had not fully commenced operations and, therefore, had no revenues through March 31, 2011.

Revenues for the three months ended March 31, 2011 totaled $1,698,000, as compared to $1,876,000 for the same period of 2010.  The decrease in revenue of approximately $178,000, or 9%, is attributable to decreases in revenue from Jinan Broadband as discussed below.

For the three months ended March 31, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,043,000, a decrease of $187,000, or 15%, as compared to revenues of $1,230,000 for 2010. The decrease is attributable to a decrease in our value-added services.

For the three months ended March 31, 2011, Shandong Publishing’s revenue consisted primarily of sales of publications and advertising revenue of $655,000, an increase of $9,000, or 1%, as compared to $646,000 in 2010.  The increase is mainly attributable to increases in our advertising revenues.

Gross Profit

Our gross profit for the three months ended March 31, 2011 was $448,000, as compared to $802,000 for the same period of 2010.  The decrease in gross profit of approximately $354,000, or 44%, is due to both a decrease in Jinan Broadband revenue and increased costs at both Jinan Broadband and Shandong Media.  The increase in costs attributable to Jinan Broadband was due to increases in HDMI and telecom bandwidth fees.  The increase in costs attributable to Shandong Media was due to increases in printing costs.

Gross profit as a percentage of revenue was 27% for the three months ended March 31, 2011, as compared to 43% for same period in 2010.  The decrease is due to both decreased revenue and increased costs.

 Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2011 increased approximately $1,090,000 to $1,813,000, as compared to $723,000 for the three months ended March 31, 2010.  The increase is mainly due to increased costs related to the development of our new PPV and VOD business (Sinotop).

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the three months ended March 31, 2011, salaries and personnel costs accounted for 64% of our selling, general and administrative expenses.  During the three months ended March 31, 2011, salaries and personnel costs totaled $1,088,000, an increase of $627,000, or 136%, as compared to $461,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our new Sinotop operation.

The other major components of our selling, general and administrative expenses include marketing and promotion, rent, sales tax and travel.  For the three months ended March 31, 2011, these costs totaled $333,000, an increase of $210,000, or 170% as compared to $123,000 for the same period of 2010.

As we continue to grow our new PPV and VOD business, other expenses that have increased include employment services, investor relations, licenses and fees, maintenance, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased $149,000, or 88%, to $318,000 in the three months ended March 31, 2011, from $169,000 during the same period of 2010, primarily due to our new Sinotop operation.

Depreciation and Amortization

Our depreciation expense decreased $240,000, or 30%, to $564,000 in the three months ended March 31, 2011 from $804,000 during the same period of 2010.   The decrease is due to equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $368,000, or 261%, to $510,000 in the three months ended March 31, 2011 from $141,000 during the same period of 2010.  The increase is mainly attributable to $398,000 amortization costs related to intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income remained constant at $3,000 for the three months ended March 31, 2011 and 2010.

Interest expense
Interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and therefore interest expense decreased $90,000, or 99%, to $1,000 for the three months ended March 31, 2011 from $91,000 during the same period of 2010.  Interest expense in 2010 included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

Change in fair value of warrant liabilities
We recorded a gain of $42,000 classified as a change in fair value of warrants on our statement of operations for the three months ended March 31, 2010.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
Our contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $39,000 for the three months ended March 31, 2011 (none in 2010).

Loss on equity investment
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Huacheng Interactive.  We account for this investment under the equity method.  In accordance with this method, where investments in affiliates, which are not controlled by the Company but where the Company has the ability to exercise significant influence, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of operations.  Accordingly, for the three months ended March 31, 2011 we recorded a loss on equity investment of approximately $7,000 (none in 2010).

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended March 31, 2011, $221,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $203,000 during the same period of 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended March 31, 2011, $117,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $60,000 during the same period of 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the three months ended March 31, 2011, $83,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV (none in 2010).

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the three months ended March 31, 2011 was $2,227,000, an increase of $1,422,000, or 177%, as compared to $805,000 for the three months ended March 31, 2010.  The increase is mainly due to increases in selling, general and administrative expenses associated with our new Sinotop operation  as well as a decreased gross profit at both Jinan Broadband and Shandong Media.

Liquidity and Capital Resources

As of March 31, 2011 we had cash and cash equivalents of approximately $4,646,000.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(1,108,000)	$89,000
Net cash used in investing activities	(920,000)	(1,372,000)
Net cash provided by financing activities	152,000	581,000
Effect of exchange rate change in cash	(62,000)	26,000
Net decrease in cash and cash equivalents	(1,938,000)	(676,000)
Cash and cash equivalents at beginning of the period	6,584,000	2,190,000
Cash and cash equivalents at end of the period	4,646,000	1,514,000

Operating Activities

Net cash (used in) provided by operating activities for the three months ended March 31, 2011 and 2010 was $(1,108,000) and $89,000, respectively.  The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the three months ended March 31, 2011 and 2010 used cash of $920,000 and $1,372,000, respectively.  For 2011, this amount consisted primarily of $554,000 for additions to property and equipment and (ii) $210,000 loan to our Shandong Media shareholder.  For 2010, this amount consisted of (i) $224,000 for additions to property and equipment, (ii) $580,000 loan for our Sinotop acquisition and (iii) $568,000 net loan to our Shandong Media shareholders.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2011and 2010 was $152,000 and $581,000 respectively.  For 2011, the amount was from proceeds advanced from our Jinan Parent.  For 2010, the amount was from the issuance of a convertible note payable of $600,000 offset by a $19,000 decrease in the payable to Jinan Parent.

As previously disclosed, the Company consummated financings on July 30, 2010 which resulted in gross proceeds of $9.625 million.  While we believe that our current cash balance in addition to anticipated cash inflows will sustain our present level of business operations for the next twelve months, we anticipate that we will need to raise additional funds to fully implement our business model and related strategies.  We are actively seeking additional investment. The fact that we have incurred significant continuing losses and have relied on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a summary of our most significant accounting policies.  There have been no material changes to the critical accounting policies previously disclosed in our 2010 Annual Report on Form 10-K.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, stock-based compensation and warrant liabilities.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements

We do not believe any recent accounting pronouncements since the filing of our 2010 Form 10-K are applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

The Company is in the process of improving its internal controls over financial reporting as demonstrated by the addition of U.S. GAAP-experienced professionals to its financial reporting operations.  During the period covered by this report, these changes did not materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2011.

Item 4. [Removed and Reserved]

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 23, 2011.

YOU ON DEMAND HOLDINGS, INC

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