Form 10-Q
period 2011-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2011-08-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-19644

YOU On Demand Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Union Square West, Suite 502
New York, New York  10003
 (Address of principal executive offices)

212-206-1216
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes o No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 785,034,721 shares as of August 15, 2011.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,514,069	$6,584,396
Marketable equity securities, available for sale	4,287	9,433
Accounts receivable, net	465,573	220,926
Inventory	472,800	428,280
Licensed content, current	150,325	-
Prepaid expenses	779,011	756,461
Loan receivable from related party	311,492	304,529
Amounts due from shareholders	403,333	184,086
Other current assets	402,923	597,362
Total current assets	15,503,813	9,085,473

Property and equipment, net	4,674,510	4,607,793
Licensed content, non-current	526,137	-
Intangible assets, net	7,401,047	8,592,244
Goodwill	6,105,478	6,105,478
Amount due from non-controlling interest	1,547,031	1,512,448
Investment in equity investment	574,545	574,486
Other assets	397,816	155,290
Total assets	$36,730,377	$30,633,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,056,142	$1,620,481
Accrued expenses and liabilities	1,604,042	804,341
Deferred revenue	1,680,009	1,711,796
Loan payable	298,960	398,960
Payable to Jinan Parent	140,948	137,797
Other current liabilities	796,150	792,413
Total current liabilities	6,576,251	5,465,788

Contingent purchase consideration liability	5,613,631	3,362,105
Deferred tax liability and uncertain tax position liability	993,391	1,180,323
Total liabilities	13,183,273	10,008,216

Commitments and Contingencies
Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding,	1,261,995	1,261,995
liquidation preference of $3,500,000
Series B - 10,266,800 shares issued and outstanding,	3,950,358	3,950,358
liquidation preference of $5,133,400

Shareholders' equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 785,034,721 and 660,768,748 issued and outstanding	785,035	660,769
Additional paid-in capital	53,371,824	42,255,089
Accumulated deficit	(40,245,235)	(32,434,324)
Accumulated other comprehensive income	149,328	246,983
Total YOU On Demand shareholders' equity	14,060,952	10,728,517
Noncontrolling interests	4,273,799	4,684,126

Total shareholders' equity	18,334,751	15,412,643

Total liabilities and shareholders' equity	$36,730,377	$30,633,212

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$1,894,396	$1,817,306	$3,592,320	$3,692,987
Cost of revenue	1,100,675	1,035,276	2,350,745	2,109,084
Gross profit	793,721	782,030	1,241,575	1,583,903

Selling, general and adminstrative expenses	2,283,661	616,133	4,096,349	1,339,403
Professional fees	549,324	381,271	867,004	550,036
Depreciation and amortization	1,119,327	957,314	2,193,654	1,902,758
Impairments of long-lived assets	321,748	1,650,000	321,748	1,650,000

Loss from operations	(3,480,339)	(2,822,688)	(6,237,180)	(3,858,294)

Interest & other income / (expense)
Interest income	2,189	929	5,127	2,290
Interest expense	(361)	(182,313)	(916)	(273,548)
Right to purchase shares	(155,166)	-	(155,166)	-
Change in fair value of warrant liabilities	-	21,932	-	63,746
Change in fair value of contingent consideration	(2,290,135)	-	(2,251,526)	-
Gain on sale of securities	-	1,350	-	1,350
Loss on equity investment	(6,106)	-	(12,904)	-
Other	1,786	(1,298)	1,783	476

Net loss before income taxes and noncontrolling interest	(5,928,132)	(2,982,088)	(8,650,782)	(4,063,980)

Income tax benefit	111,512	246,383	186,932	260,111

Net loss, net of tax	(5,816,620)	(2,735,705)	(8,463,850)	(3,803,869)

Plus: Net loss attributable to noncontrolling interests	232,315	1,316,554	652,939	1,580,209

Net loss attributable to YOU On Demand shareholders	$(5,584,305)	$(1,419,151)	$(7,810,911)	$(2,223,660)

Net loss per share
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding
Basic	694,997,938	65,089,760	677,999,998	64,926,485
Diluted	694,997,938	65,089,760	677,999,998	64,926,485

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Periods Ended June 30, 2011 (Unaudited) and December 31, 2010

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(loss)	YOU On Demand Shareholders' (Deficit)/Equity	Noncontrolling Interest	Total Equity	Comprehensive Loss

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	503,372	-	-	503,372	-	503,372

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services	5,100,000	5,100	249,900	-	-	255,000	-	255,000

Other adjustment	-	-	22,126	-	-	22,126	-	22,126

Common shares issued for cash	62,500,000	62,500	1,997,164	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock, Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	62,855,048	62,855	9,786,038	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	90,859,389	90,859	4,452,110	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	4,039,964	-	-	4,039,964	-	4,039,964

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Shares issued in warrant exchange	374,039,793	374,040	(374,040)	-	-	-	-	-

Comprehensive loss:
Net loss	-	-	-	(15,219,283)	-	(15,219,283)	(2,616,032)	(17,835,315)	(15,219,283)
Foreign currency translation adjustments	-	-	-	-	(70,489)	(70,489)	547,770	477,281	477,281

Unrealized gain on marketable equity securities	-	-	-	-	(13,811)	(13,811)	-	(13,811)	(13,811)
Balance December 31, 2010	660,768,748	$660,769	$42,255,089	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643	$(14,755,813)

Common shares issued for services	200,000	200	9,800	-	-	10,000	-	10,000

Warrants issued for service	-	-	12,408	-	-	12,408	-	12,408

Stock option compensation expense	-	-	291,326	-	-	291,326	-	291,326

Right to purchase shares	-	-	155,166	-	-	155,166	-	155,166

Stock warrants issued pursuant to licensed content	-	-	676,462	-	-	676,462	-	676,462

Common shares issued for cash	124,065,973	124,066	10,793,740	-	-	10,917,806	-	10,917,806

Issuance costs related to the issuance of shares	-	-	(822,167)	-	-	(822,167)	-	(822,167)

Contribution from noncontrolling interest	-	-	-	-	-	-	151,759	151,759

Comprehensive loss:
Net loss	-	-	-	(7,810,911)	-	(7,810,911)	(652,939)	(8,463,850)	(7,810,911)
Foreign currency translation adjustments	-	-	-	-	(92,509)	(92,509)	90,853	(1,656)	(1,656)

Unrealized loss on marketable equity securities	-	-	-	-	(5,146)	(5,146)	-	(5,146)	(5,146)

Balance June 30, 2011	785,034,721	$785,035	$53,371,824	$(40,245,235)	$149,328	$14,060,952	$4,273,799	$18,334,751	$(7,817,713)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW

	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating
Net loss	$(8,463,850)	$(3,803,869)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock compensation expense	313,734	159,193
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	-	90,000
Depreciation and amortization	2,193,654	1,902,758
Noncash interest expense - original issue discount	-	50,025
Deferred income tax	(186,932)	(260,111)
Gain on sale of marketable equity securities	-	(1,350)
Change in fair value of warrant liabilities	-	(63,746)
Change in fair value of contingent consideration liability	2,251,526	-
Cost of right to purchase shares	155,166	-
Adjustment to foreign currency translation account	-	378,332
Impairment charge to Shandong Media intangibles	-	900,000
Impairment charge to Jinan Broadband equipment	-	750,000
Impairment charge to Sinotop equipment	110,303	-
Impairment charge to AdNet assets, net of cash	208,496	-
Change in assets and liabilities,
Accounts receivable	(234,240)	39,573
Inventory	(31,953)	15,684
Prepaid expenses and other assets	215,284	(268,862)
Accounts payable and accrued expenses	1,301,622	494,733
Deferred revenue	2,695	(126,461)
Other	(2,505)	-
Net cash (used in) provided by operating activities	(2,167,000)	255,899

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	9,350
Acquisition of property and equipment	(1,227,392)	(468,887)
Loan to Sinotop Group Ltd	-	(580,000)
Loan advances to Shandong Media shareholders	(210,230)	(526,141)
Investments in intangibles	(296,342)	-
Other	(64,566)	-
Net cash used in investing activities	(1,798,530)	(1,565,678)

Cash flows from financing activities
Proceeds from sale of equity securities	10,917,806	-
Proceeds from issuance of convertible notes payable	-	750,000
Costs associated with financings and share issuances	(822,167)	-
Proceeds from Jinan Parent	151,759	-
Payments to Jinan Parent	-	(18,454)
Net cash provided by financing activities	10,247,398	731,546

Effect of exchange rate changes on cash	(352,195)	(5,318)

Net increase (decrease) in cash and cash equivalents	5,929,673	(583,551)
Cash and cash equivalents at beginning of period	6,584,396	2,190,494

Cash and cash equivalents at end of period	$12,514,069	$1,606,943

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$916	$824
Value assigned to warrants issued pursuant to licensed content	$676,462	$-
Value assigned to shares as payment for interest expense	$-	$132,635
Repayment of convertible notes payable by assignment of Sinotop Group Ltd note receivable	$-	$580,000

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) (formerly China Broadband, Inc.), operates, in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) a cable broadband business, Beijing China Broadband Network Technology Co. Ltd ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our VIE, Jinan Broadband, (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”) and (3) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video on demand (“VOD”), and enhanced premium content for cable providers, Sino Top Scope Technology Co., Ltd. (“Sinotop”),

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband Cayman, ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman:  Beijing China Broadband Network Technology Co, Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”), Sinotop and Zhong Hai Video Information Technology Co., Ltd (“Zhong Hai Video”) which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  All material intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal, recurring nature necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.             Going Concern and Management’s Plans

The Company incurred significant continuing losses during 2010 and the six months ended June 30, 2011 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop in 2010 and the expected 2011 launch of its PPV and VOD business will generate positive cash flows for the business.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2010, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Subsequent to the acquisition of Sinotop, the Company underwent a warrant exchange that converted the three-year warrants to be potentially earned under clause (i) above to 24,900,152 shares of common stock.  As such, the Earn-Out Securities subject to the achievement of the specified performance milestones are 55,186,616 shares of common stock and a four-year option to purchase a number of shares of the Company's common stock that is equal to 5% of the total number of shares of the Company's common stock underlying all options of the Company granted simultaneous with the adoption of the Equity Incentive Plan to individuals employed by the Company as of September 1, 2010.

The amount of contingent consideration recognized as of December 31, 2010 totaled $3,362,105, representing the fair value of the estimated payment of the full earn-out.   The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification.  Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $2,251,526 for the six months ended June 30, 2011.

The following is a summary of the estimated fair value of contingent consideration for the acquisition of Sinotop at December 31, 2010 and June 30, 2011.

Class of consideration	Number of Instruments	Warrant Exchange Adjustment (a)	Post Warrant Exchange Number of Instruments	December 31, 2010 Fair Value	Change in Fair Value	June 30, 2011 Fair Value
Common stock of the Company	30,286,464	24,900,152	55,186,616	$1,817,187	$3,405,124	$5,222,311
Warrants	42,845,654	-42,845,654	-	$1,358,715	$(1,358,715)	$-
Stock options	6,000,000	-	6,000,000	$186,203	$205,117	$391,320
Total contingent consideration				$3,362,105	$2,251,526	$5,613,631

(a)  As a result of the Company's warrant exchange, the 42,845,654 warrants were exchanged for 24,900,152 shares of common stock

4.             Shandong Media Joint Venture - Cooperation Agreement Additional Payment

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $773,500).  In 2008, we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.  We are currently in discussions with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press with regards to this payment.

5.             Subsequent Event

We acquired AdNet during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.

Due to recent advancements in other advertising technologies, the Company determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business.  As such, on August 3, 2011, the Company provided thirty-day notice of its termination of the VIE arrangement with AdNet, which will serve to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011.  Accordingly, the Company recognized a loss on the impairment of AdNet’s remaining assets in the amount of $212,180 and reversed the related deferred tax liability in the amount of $36,102.  In addition, as the Company continues to control AdNet through September 2, 2011, we continued to report AdNet’s liabilities as of June 30, 2011 in accordance with ASC 810, Consolidation.  Upon the effectiveness of termination during the third quarter of 2011, the Company will deconsolidate AdNet’s liabilities and recognize an estimated gain of $469,000 in accordance with ASC Code 810-10-40 Deconsolidation of a Subsidiary.

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs include Sinotop Beijing, Zhong Hai Video, AdNet, Jinan Broadband and Shandong Media.

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

The fair value of the liabilities at June 30, 2011 was determined using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model.  Our valuation incorporates the following assumptions: risk-free interest rate of 1.1%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 4 years and expected dividend yield of 0%.

The fair value of the liabilities at December, 31 2010 was determined using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.6% to 1.7%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.0 to 4.5 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Fair Value Measurements (Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$4,287	$-	$-	$4,287
Liabilities
Contingent purchase consideration	$-	$-	$5,613,631	$5,613,631

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$9,433	$-	$-	$9,433
Liabilities
Fair value of warrants	$-	$-	$3,362,105	$3,362,105

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	June 30, 2011	December 31, 2010
	Contingent Purchase	Contingent Purchase
	Consideration	Consideration	Warrants
	(Unaudited)
Fair value at January 1,	$3,362,105	$-	$819,150
Purchases, sales and issuances and settlements	-	2,860,978	-
Realized losses	-	-	(669,133)
Unrealized losses	2,251,526	501,127	-
Transfer to equity	-	-	(150,017)
	$5,613,631	$3,362,105	$-

8.             Related Party Transactions

Loan Receivable

During the six months ended June 30, 2011, our loan receivable increased approximately $6,000, due to currency fluctuations.  At June 30, 2011 and December 31, 2010, approximately $311,000 and $305,000, respectively, is due the Company from Music Magazine.  The Company advanced funds in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest-free and is due on December 31, 2011.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Amounts due from Shareholders

As of June 30, 2011and December 31, 2010, amounts due from shareholders include approximately $403,000 and $184,000, respectively, advanced to both Shandong Broadcast & TV Weekly Press and to Modern Movie & TV Biweekly Press.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due of approximately $97,000 and $95,000 at June 30, 2011 and December 31, 2010, respectively, from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due of approximately $306,000 and $89,000 at June 30, 2011 and December 31, 2010, respectively, from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2011.

Payable to Jinan Parent

During the six months ended June 30, 2011, our payable to Jinan Parent increased approximately $3,000, due to currency fluctuations.  At June 30, 2011 and December 31, 2010, approximately $141,000 and $138,000, respectively, remained due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

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

Pursuant to the Note Purchase Agreement, on March 9, 2010, CB Cayman acquired a Convertible Promissory Note from Sinotop Hong Kong in consideration of CB Cayman’s US$580,000 loan to Sinotop Hong Kong.

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

9.             Property and Equipment

During 2010, the Company analyzed for impairment the equipment at its Jinan Broadband subsidiary, as the equipment was taken out of service in July 2010 due to changes in customer needs.  As of December 31, 2010, the Company determined there were no other uses for the equipment and that the equipment cannot be sold.  As such, the Company recorded a total equipment impairment charge of approximately $1,505,000 in 2010.  During 2011, the impairment from 2010 was allocated to headend facilities and machinery.

During the second quarter of 2011, the Company reclassified approximately $144,000 of leasehold improvements from other assets to property and equipment and has reported the December 31, 2010 balance on a comparative basis.

Property and equipment approximated the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Furniture and office equipment	$2,078,000	$1,241,000
Headend facilities and machinery	15,041,000	15,762,000
Leasehold improvements	161,000	144,000
Vehicles	30,000	30,000
Total property and equipment	17,310,000	17,033,000
Less: accumulated depreciation	(12,520,000)	(11,064,000)
Less: impairment charge	(1164,000)	(1,505,000)
Net carrying value	$4,674,000	$4,608,000

Depreciation expense	$1,168,000	$1,620,000

10.           Goodwill and Intangible Assets

The Company has intangible assets relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture and Sinotop.  The Company amortizes its intangible assets that have finite lives.  The service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years.  Customer relationships, non-compete agreement, and software technology are amortized over 10 years, 2.5 years and 3 years, respectively.

As discussed in Note 5, the Company determined during 2011 that AdNet’s remaining assets would no longer be used.  As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011.

A roll forward of our intangible assets activity from December 31, 2010 to June 30, 2011 follows:

	Balance at December 31, 2010	Additions		Amortization Expense	Impairment Charge	Other Changes	Balance at June 30, 2011 (Unaudited)
Amortized intangible assets:
Service agreement	$1,397,042	$-		$(43,170)	$-	$-	$1,353,872
Publication rights	425,253	-		(12,150)	-	-	413,103
Customer relationships	88,359	-		(5,890)	-	-	82,469
Operating permits	636,519	-		(18,186)	-	-	618,333
Software technology	315,403	-		(126,162)	(189,241)	-	-
Charter / Cooperation agreements	2,698,408	-		(68,896)	-	-	2,629,512
Non-compete agreement	3,031,260	-	-	(727,502)	-	-	2,303,758

Total amortized intangible assets	$8,592,244	$-		$(1,001,956)	$(189,241)	$-	$7,401,047

Unamortized intangible assets:
Goodwill	$6,105,478	$-		$-	$-	$-	$6,105,478

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $1,001,957 and $235,990 for the six months ended June 30, 2011 and 2010, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong
Years ending December 31,	Broadband	Media	Sinotop	Total
2011 (six months)	$42,980	$36,227	$796,398	$875,605
2012	85,961	72,454	1,592,796	1,751,211
2013	85,961	72,454	259,041	417,456
2014	85,961	72,454	137,791	296,206
2015	85,961	72,454	137,791	296,206
Thereafter	967,048	787,862	2,009,453	3,764,363
Total amortization to be recognized	$1,353,872	$1,113,905	$4,933,270	$7,401,047

11.           Accrued Expenses and Liabilities

Accrued expenses and liabilities consist of the following:

	June 30, 2011	December 31,
	(Unaudited)	2010

Accrued expenses and liabilities	$1,343,000	$720,000
Accrued payroll	261,000	84,000
	$1,604,000	$804,000

12.           Private Financings, July 2010

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

13.           Private Financings, June 2011

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited (“Fidelity”), professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to funds managed by Fidelity and its affiliates an aggregate of 73,440,972 shares of our common stock at a per share price of $0.088, resulting in aggregate gross proceeds to the Company of $6,462,806.  Pursuant to the securities purchase agreement with Fidelity, we may not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that are exercisable or convertible into common stock except for (i) up to 146,881,944 shares of our common stock at a per share price equal to or greater than US$0.088, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 50,000,000 shares of our common stock, with a per share exercise price equal to or greater than US$0.088, and (iv) pursuant to our 2010 Equity Incentive Plan, options to purchase up to an aggregate of 33,000,000 shares of our common stock to new and existing employees in the normal course of business.

In connection with the private placement transaction with Fidelity, we entered into a registration rights agreement with Fidelity pursuant to which we are obligated to file a registration statement with the U.S. Securities and Exchange Commission within thirty days following the closing to register the shares of common stock issued to Fidelity.  The registration statement was filed on June 29, 2011 and declared effective on July 8, 2011.

On June 7, 2011, we completed a private placement transaction with a group of twenty-seven accredited investors.  Pursuant to a securities purchase agreement between us and the investors, we issued to the investors an aggregate of 50,625,000 shares of our common stock at a per share price of $0.088, resulting in aggregate gross proceeds of $4,455,000.  The offer and sale of the shares to the accredited investors was made in compliance with the securities purchase agreement with Fidelity, and following the private placement with the accredited investors we may, without the prior written consent of Fidelity, sell up to an aggregate of 96,256,944 shares of our common stock during the six month period following the closing of the private placement transaction with Fidelity at a per share price equal or greater to US$0.088.

The Company paid issuance costs of $822,167 related to the June 2011 financings.

In connection with the June 3, 2011 private placement, we granted to Fidelity a right of first refusal during the six month period following the closing to purchase up to ten percent of the number of shares of common stock offered to other investors, as permitted in the securities purchase agreement, at a per share price of $0.088 and on identical terms as set forth in the securities purchase agreement.  This right qualifies as a derivative equity instrument in accordance with ASC 815, Derivatives and Hedging.  In the event the Company offers the maximum common shares permitted in the securities purchase agreement, the fair value of the derivative would be approximately $333,000 using the Black-Scholes Merton model.  Due to the short window in which this right exists, as well as the current intentions of the Company’s management, we determined the fair value of the derivative to be insignificant.

In connection with the June 7, 2011 private placement, Fidelity had the right to purchase up to 5,625,000 shares of our common stock, or up to ten percent of the number of shares sold to the accredited investors, at a per share price of $0.088.  On June 7, 2011, we agreed with Fidelity that they will maintain the right to purchase such shares until December 3, 2011.  We valued this right at approximately $155,000 based on the Black-Scholes Merton model and recorded it as a right to purchase shares expense in connection with the placement.

14.           Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

Potential common shares outstanding are as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants	26,643,500	17,874,800	26,643,500	17,874,800
Right to purchase	5,625,000	-	5,625,000	-
Options	99,017,500	317,500	99,017,500	317,500
Series A Preferred Stock	70,000,000	-	70,000,000	-
Series B Preferred Stock	102,668,000	-	102,668,000	-
Total	303,954,000	18,192,300	303,954,000	18,192,300

For both the three month and six month periods ended June 30, 2011 and 2010, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 303,954,000 and 18,192,300, respectively.

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

Comprehensive loss for the periods ended June 30, 2011 and 2010 are as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to shareholders	$(5,854,305)	$(1,419,151)	$(7,810,911)	$(2,223,660)
Other comprehensive income (loss):
Currency translation adjustment	(35,974)	390,732	(1,656)	410,349
Unrealized (loss) gain on marketable equity securities	(2,916)	(67,937)	(5,146)	8,631
Comprehensive loss	$(5,623,195)	$(1,096,356)	$(7,817,713)	$(1,804,680)

16.           Interest Expense and Share Issuance

In connection with the Convertible Notes issued in 2008 and 2009, there was no interest expense incurred for the six months ended June 30, 2011 because the note holders converted 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants in connection with the closing of the financings on July 30, 2010 and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010.  The Company incurred $183,000 of interest expense related to the notes in the six months ended June 30, 2010.  Also, as set forth in the related documents and with the consent of the note holders, we issued 653,119 shares to the note holders as payment for convertible note interest of approximately $133,000 for the six months ended June 30, 2010 (none in 2011).

17.           Warner Bros. License Agreement

On June 15, 2011, the Company, through its Chinese joint ventures Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) and Zhong Hai Shi Xun Information Technology Co., Ltd. entered into a Transactional Video on Demand and Pay-Per-View License Agreement (the “WB Agreement”) with CAV Warner Home Entertainment Co., Ltd. (“CAVW”), Warner Bros. Home Entertainment Group’s joint venture in China.  Pursuant to the WB Agreement, Hua Cheng was granted a license under copyright for a total term of fifty-four months beginning on July 1, 2011. The contract is subject to annual minimum payments.

In connection with the WB Agreement, the Company issued 15,000,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $0.088 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exerciseable by the Company in the event the closing price of the Company's common stock shall equal or exceed $0.176 per share for twenty consecutive trading days.  In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash.  As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content.  Further, we classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137.  The Company will begin amortizing this asset during the third quarter of 2011 and expects to recognize total amortization expense of approximately $75,000 during 2011.

18.           Share-Based Payments

Through June 30, 2011, we have 99,017,500 options and 32,268,500 warrants outstanding to purchase shares of our common stock.

Effective as of December 3, 2010, our board of directors of the company amended our 2008 Stock Incentive Plan and approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 300,000,000 shares.

The following table provides the details of the approximate total share based payments during the periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Stock option amortization	$145,000	$18,000	$291,000	$27,000
Stock issued as payment for interest	-	67,000	-	132,000
Stock issued for services	-	-	10,000	-
Stock warrants issued for services	12,000	-	12,000	-
Right to purchase shares	155,000	-	155,000	-

Total	$312,000	$85,000	$468,000	$159,000

The Company accounts for its stock warrant issuances pursuant to the provisions of ASC 505-50, Equity-based Payments to Nonemployees.  The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes Merton valuation model.  The Black-Scholes Merton model incorporated the following assumptions for the warrants issued in 2011:  risk-free interest rate of 0.11% to 1.89%, expected volatility of 60.0%, expected life of 6 months to 5.0 years and expected dividend yield of 0%.

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.  The Black-Scholes Merton model incorporated the following assumptions for the options issued in 2011 and 2010:  risk-free interest rate of 3.29% to 3.43%, expected volatility of 60.0%, expected life of 10.0 years and expected dividend yield of 0%.

The Company recorded a charge of approximately $312,000 and $85,000 during the three months ended June 30, 2011 and 2010, respectively, and $468,000 and $159,000 for the six months ended June 30, 2011 and 2010, respectively, in connection with share based payments.  Common shares were also issued to pay for consulting services and were recorded at the closing price of $0.05 per share on the issue date and expensed in an amount of $10,000 for the three months and six months ended June 30, 2011.

Stock option activity at June 30, 2011 and 2010 is summarized as follows:

	June 30,			June 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of year	96,417,500	$0.04	$7,351,650	317,500	$0.66	$-
Granted	3,600,000	0.05	239,400	-	-	-
Exercised	-	-	-	-	-	-
Cancelled/expired	(1,000,000)	0.04	(76,500)	-	-	-
Options outstanding at end of period	99,017,500	$0.04	$7,514,550	317,500	$0.66	$-
Options exercisable at end of period	44,030,000	$0.04	$3,344,006	292,500	$0.63	$-
Options available for issuance	200,982,500			2,182,500

As of June 30, 2011, there were 99,017,500 options outstanding with 44,030,000 options exercisable at a weighted average exercise price of $0.04 with a weighted average remaining life of 8.45 years.

As of June 30, 2011 the Company had total unrecognized compensation expense related to options granted of approximately $1,556,000 which will be recognized over a remaining service period of 3.75 years.

19.           Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010 and June 2011 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of June 30, 2011, the weighted average exercise price was $0.49 and the weighted average remaining life was 2.94 years.  The following table outlines the warrants outstanding as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Warrants Outstanding	Number of Warrants Issued	Number of Warrants Issued	Exercise Price	Expiration Date
Share Exchange Consulting Warrants ($0.60 exercise price)	4,474,800	4,474,800	$0.600	1/11/2013
2007 Private Placement Broker Warrants ($0.60 exercise price)	640,000	640,000	$0.600	1/11/2013
2007 Private Placement Investor Warrants ($2.00 exercise price)	4,000,000	4,000,000	$2.000	1/11/2013
July 2010 Sinotop Acquisition Warrants ($0.60 exercise price)	1,278,700	1,278,700	$0.600	1/11/2013
July 2010 Sinotop Acquisition Warrants ($2.00 exercise price)	1,000,000	1,000,000	$2.000	1/11/2013
May 2011 Warner Brothers Warrants ($0.088 exercise price)	15,000,000	-	$0.088	5/11/2016
June 2011 Fidelity Right to Purchase ($0.088 exercise price)	5,625,000	-	$0.088	12/3/2011
2011 Service Warrants ($0.096 exercise price)	250,000	-	$0.096	6/15/2016

	32,268,500	11,393,500

20.           Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the three and six month periods ended June 30, 2011 and 2010 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except in those instances in which they can offset deferred tax liabilities. The income tax benefit for the six and three months ended June 30, 2011 is net of a $922 and $466 expense for estimated penalties and interest that would be due on unrecognized tax positions.

The Company’s current management does not believe that the Company has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

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

If the EIT Law were to be applied to You On Demand Holdings, Inc., (the Nevada Corporation itself) and/or to China Broadband Cayman those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

21.           Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2011, the Company's potential minimum cash obligation to these employees was approximately $719,000.

The Company is committed to paying leased property costs related to our Sinotop office during the rest of 2011, 2012 and 2013 in the amounts of RMB 898,548 (USD 139,008), RMB 1,949,391 (USD 301,577), and RMB 1,774,251 (USD 274,482), respectively.

The Company is committed to paying product related costs during the rest of 2011, 2012, 2013, 2014, and 2015 in the amounts of RMB 1,462,511 (USD 226,255), RMB 1,462,511 (USD 226,255), RMB 2,925,022 (USD 452,510), RMB 5,850,044 (USD 905,019), and RMB 5,850,044 (USD 905,019), respectively.

According to the purchase agreement with “Shandong Fu Ren”, Zhong Hai Video is obligated to pay RMB 1 million (USD 154,073) to “Shandong Fu Ren” if Zhong Hai Video ceases the purchase agreement (investment in Shanghai Tian Duo).

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

Overview

We operate in the Chinese media segment, through our Chinese subsidiaries and VIEs, (1) a business which provides integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers to be launched in 2011, (2) a cable broadband business based in the Jinan region of China and (3) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.

Through our VIE, Sinotop Beijing, we will provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.  Sinotop Beijing’s revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.

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

We acquired AdNet, a business that provided internet content advertising in cafés, during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  On August 3, 2011, the Company provided thirty-day notice of its termination of the VIE arrangement with AdNet, which will serve to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011.

June 2011 Private Placements

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited or Fidelity, as professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to funds managed by Fidelity and its affiliates an aggregate of 73,440,972 shares of our common stock at a per share price of $0.088, resulting in aggregate gross proceeds to the Company of $6,462,806.  Pursuant to the securities purchase agreement with Fidelity, we may not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that are exercisable or convertible into common stock except for (i) up to 146,881,944 shares of our common stock at a per share price equal to or greater than US$0.088, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 50,000,000 shares of our common stock, with a per share exercise price equal to or greater than US$0.088, and (iv) pursuant to our 2010 Equity Incentive Plan, options to purchase up to an aggregate of 33,000,000 shares of our common stock to new and existing employees in the normal course of business.

In connection with the private placement transaction with Fidelity, we entered into a registration rights agreement with Fidelity pursuant to which we are obligated to file a registration statement with the U.S. Securities and Exchange Commission within thirty days following the closing to register the shares of common stock issued to Fidelity.  The registration statement was filed on June 29, 2011 and declared effective on July 8, 2011.

On June 7, 2011, we completed a private placement transaction with a group of twenty-seven accredited investors.  Pursuant to a securities purchase agreement between us and the investors, we issued to the investors an aggregate of 50,625,000 shares of our common stock at a per share price of $0.088, resulting in aggregate gross proceeds of $4,455,000.  The offer and sale of the shares to the accredited investors was made in compliance with the securities purchase agreement with Fidelity, and following the private placement with the accredited investors we may, without the prior written consent of Fidelity, sell up to an aggregate of 96,256,944 shares of our common stock during the six month period following the closing of the private placement transaction with Fidelity at a per share price equal or greater to US$0.088.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy. We operate in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving an average annual growth rate of over 10% in gross domestic product from 1996 through 2010. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

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

•
Deployment of Value-added Services. To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable customers.  Value-added services, including but not limited to the synergies created by the additions of our new assets, will become a focus of revenue generation for our company.  No assurance can be made that we will add other value-added services, or if added, that they will succeed.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	3 Months Ended
	June 30,	June 30,	Amount	%
	2011	2010	Change	Change

Revenue	$1,894,000	$1,817,000	$77,000	4%
Cost of revenue	1,101,000	1,035,000	66,000	6%
Gross profit	793,000	782,000	11,000	1%

Selling, general and adminstrative expenses	2,284,000	616,000	1,668,000	271%
Professional fees	549,000	381,000	168,000	44%
Depreciation and amortization	1,119,000	957,000	162,000	17%
Impariments of long-lived assets	322,000	1,650,000	(1,328,000)	-80%

Loss from operations	(3,481,000)	(2,822,000)	(659,000)	23%

Interest & other income / (expense)
Interest income	2,000	1,000	1,000	100%
Interest expense	-	(182,000)	182,000	-100%
Right to purchase shares	(155,000)	-	(155,000)	-
Change in fair value of warrant liabilities	-	22,000	(22,000)	-100%
Change in fair value of contingent consideration	(2,290,000)	-	(2,290,000)	-
Gain on sale of securities	-	1,000	(1,000)	-100%
Loss on equity investment	(6,000)	-	(6,000)	-
Other	2,000	(2,000)	4,000	-200%

Loss before income taxes and noncontrolling interests	(5,928,000)	(2,982,000)	(2,946,000)	99%

Income tax benefit	112,000	246,000	(134,000)	-54%

Net loss, net of tax	(5,816,000)	(2,736,000)	(3,080,000)	113%

Net loss attributable to noncontrolling interests	232,000	1,317,000	(1,085,000)	-82%

Net loss attributable to YOU On Demand shareholders	(5,584,000)	(1,419,000)	(4,165,000)	294%

The following table breaks down the results of operations for the three months ended June 30, 2011 and 2010 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

	3 Months Ended				6 Months Ended
	June 30, 2011				June 30, 2011
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,894,000		$-	$1,894,000	$1,817,000		$-	$1,817,000
Cost of revenue	1,101,000		-	1,101,000	1,035,000		-	1,035,000
Gross profit	793,000	42%	-	793,000	782,000	43%	-	782,000

Selling, general and adminstrative expenses	845,000	45%	1,439,000	2,284,000	418,000	23%	198,000	616,000
Professional fees	101,000	5%	448,000	549,000	-	0%	381,000	381,000
Depreciation and amortization	649,000	34%	470,000	1,119,000	816,000	45%	141,000	957,000
Impairments to long-lived assets	110,000	6%	212,000	322,000	750,000	41%	900,000	1,650,000

Loss from operations	(912,000)	-48%	(2,569,000)	(3,481,000)	(1,202,000)	-66%	(1,620,000)	(2,822,000)

Interest & other income / (expense)
Interest income	2,000		-	2,000	1,000		-	1,000
Interest expense	-		-	-	-		(182,000)	(182,000)
Right to purchase shares	-		(155,000)	(155,000)	-		-	-
Change in fair value of warrant liabilities	-		-	-	-		22,000	22,000
Change in fair value of contingent consideration	-		(2,290,000)	(2,290,000)	-		-	-
Gain on sale of securities	-		-	-			1,000	1,000
Loss on equity investment	-		(6,000)	(6,000)	-		-	-
Other	2,000		-	2,000	-		(2,000)	(2,000)

Loss before income taxes and noncontrolling interest	(908,000)		(5,020,000)	(5,928,000)	(1,201,000)		(1,781,000)	(2,982,000)

Income tax benefit	10,000		102,000	112,000	-		246,000	246,000

Net income (loss)	(898,000)		(4,918,000)	(5,816,000)	(1,201,000)		(1,535,000)	(2,736,000)

Net loss attributable to noncontrolling interest	232,000		-	232,000	1,317,000		-	1,317,000

Net loss attributable to YOU on Demand common shareholders	$(666,000)		$(4,918,000)	$(5,584,000)	$116,000		$(1,535,000)	$(1,419,000)

Revenues

Our revenues are generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Publishing.  As of June 30, 2011, Sinotop Hong Kong, our VOD  business, had not fully commenced operations and, therefore, had no revenues through June 30, 2011.

Revenues for the three months ended June 30, 2011 totaled $1,894,000, as compared to $1,817,000 for the same period of 2010.  The increase in revenue of approximately $77,000, or 4%, is attributable to increases in revenue from Jinan Broadband as discussed below.

For the three months ended June 30, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,163,000, an increase of $83,000 , or 8%, as compared to revenues of $1,080,000 for 2010. The increase is attributable to an increase in our internet and network leasing services.

For the three months ended June 30, 2011, Shandong Publishing’s revenue consisted primarily of sales of publications and advertising revenue of $732,000, a decrease of $5,000, or 1%, as compared to $737,000 in 2010.  The decrease is attributable to decreases in our advertising revenues offset by increases in our publications revenue.

Gross Profit

Our gross profit for the three months ended June 30, 2011 was $793,000, as compared to $782,000 for the same period of 2010.  The increase in gross profit of approximately $11,000, or 1%, is mainly due to increased  internet and network leasing revenues at Jinan Broadband offset by increased printing costs at Shandong Media.

Gross profit as a percentage of revenue was 42% for the three months ended June 30, 2011, as compared to 43% for same period in 2010.  The decrease is mainly due to increased printing costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2011 increased approximately $1,668,000 to $2,284,000, as compared to $616,000 for the three months ended June 30, 2010.  The increase is mainly due to increased costs related to the development of our new PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the three months ended June 30, 2011, salaries and personnel costs accounted for 52% of our selling, general and administrative expenses.  During the three months ended June 30, 2011, salaries and personnel costs totaled $1,186,000, an increase of $800,000, or 207%, as compared to $386,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our new PPV and VOD business.

The other major components of our selling, general and administrative expenses include license fees, marketing and promotion, rent and travel.  For the three months ended June 30, 2011, these costs totaled $785,000, an increase of $728,000, or 1277% as compared to $57,000 for the same period of 2010.

As we continue to grow our new PPV and VOD business, other expenses that have increased include automobile, investor relations, maintenance, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our new PPV and VOD business.  Our costs for professional fees increased $168,000, or 44%, to $549,000 in the three months ended June 30, 2011, from $381,000 during the same period of 2010, primarily due to legal fees related to our new PPV and VOD business.

Depreciation and Amortization

Our depreciation expense decreased $212,000, or 26%, to $604,000 in the three months ended June 30, 2011 from $816,000 during the same period of 2010.   The decrease is due to equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $374,000, or 265%, to $516,000 in the three months ended June 30, 2011 from $141,000 during the same period of 2010.  The increase is mainly attributable to $398,000 of amortization costs related to intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income increased $1,000, or 100%, to $2,000 for the three months ended June 30, 2011 from $1,000 during the same period of 2010.

Interest expense
Interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and therefore we had no interest expense for the three months ended June 30, 2011.   Interest expense for the three months ended June 30, 2010 was $182,000.  The interest expense in 2010 included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

Right to purchase shares
We recorded a charge of $155,000 related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 13 to the unaudited consolidated financial statements.

Change in fair value of warrant liabilities
We recorded a gain of $22,000 classified as a change in fair value of warrants on our statement of operations for the three months ended June 30, 2010.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
Our contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of approximately $2,290,000 for the three months ended June 30, 2011 (none in 2010).

Gain on sale of marketable equity securities
We had no sales of marketable equity securities during the three month period ended June 30, 2011.   We recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares during the same period 2010.

Loss on equity investment
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Huacheng Interactive.  We account for this investment under the equity method, which applies to investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence.  In accordance with this method, we recorded the earnings and losses attributable to the investment in the accompanying consolidated statements of operations.  Accordingly, for the three months ended June 30, 2011 we recorded a loss on equity investment of approximately $6,000 (none in 2010).

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended June 30, 2011, $93,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $735,000 during the same period of 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended June 30, 2011, $4,000 of our operating income from Shandong Media was allocated to Shandong Newspaper, as compared to $582,000 loss during the same period of 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the three months ended June 30, 2011, $143,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV (none in 2010).

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the three months ended June 30, 2011 was $5,584,000, an increase of $4,165,000, or 294%, as compared to $1,419,000 for the three months ended June 30, 2010.  The increase is mainly due to the recognition of a change in fair value of contingent consideration of approximately $2,290,000.  In addition, we have substantial increases in selling, general and administrative expenses associated with our new PPV and VOD business.  Further, these increases have been offset by total impairments of $1,650,000 of our long-lived assets recognized in 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	6 Months Ended
	June 30,	June 30,	Amount	%
	2011	2010	Change	Change

Revenue	$3,593,000	$3,693,000	$(100,000)	-3%
Cost of revenue	2,351,000	2,109,000	242,000	11%
Gross profit	1,242,000	1,584,000	(342,000)	-22%

Selling, general and adminstrative expenses	4,096,000	1,339,000	2,757,000	206%
Professional fees	867,000	550,000	317,000	58%
Depreciation and amortization	2,194,000	1,903,000	291,000	15%
Impariments of long-lived assets	322,000	1,650,000	(1,328,000)	-80%

Loss from operations	(6,237,000)	(3,858,000)	(2,379,000)	62%

Interest & other income / (expense)
Interest income	5,000	2,000	3,000	150%
Interest expense	(1,000)	(274,000)	273,000	-100%
Right to purchase shares	(155,000)	-	(155,000)	-
Change in fair value of warrant liabilities	-	64,000	(64,000)	-100%
Change in fair value of contingent consideration	(2,252,000)	-	(2,252,000)	-
Gain on sale of securities	-	1,000	(1,000)	-100%
Loss on equity investment	(13,000)	-	(13,000)	-
Other	2,000	1,000	1,000	100%

Loss before income taxes and noncontrolling interests	(8,651,000)	(4,064,000)	(4,587,000)	113%

Income tax benefit	187,000	260,000	(73,000)	-28%

Net loss, net of tax	(8,464,000)	(3,804,000)	(4,660,000)	123%

Net loss attributable to noncontrolling interests	653,000	1,580,000	(927,000)	-59%

Net loss attributable to YOU On Demand shareholders	(7,811,000)	(2,224,000)	(5,587,000)	251%

The following table breaks down the results of operations for the six months ended June 30, 2011 and 2010 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Sinotop.

	6 Months Ended				6 Months Ended
	June 30, 2011				June 30, 2010
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$3,593,000		$-	$3,593,000	$3,693,000		$-	$3,693,000
Cost of revenue	2,351,000		-	2,351,000	2,109,000		-	2,109,000
Gross profit	1,242,000	35%	-	1,242,000	1,584,000	43%	-	1,584,000

Selling, general and adminstrative expenses	1,779,000	50%	2,317,000	4,096,000	950,000	26%	389,000	1,339,000
Professional fees	116,000	3%	751,000	867,000	-	0%	549,000	549,000
Depreciation and amortization	1,260,000	35%	934,000	2,194,000	1,622,000	44%	281,000	1,903,000
Impairments to long-lived assets	110,000	3%	212,000	322,000	750,000	20%	900,000	1,650,000

Loss from operations	(2,023,000)	-56%	(4,214,000)	(6,237,000)	(1,739,000)	-47%	(2,119,000)	(3,858,000)

Interest & other income / (expense)
Interest income	5,000		-	5,000	2,000		-	2,000
Interest expense	(1,000)		-	(1,000)	(1,000)		(273,000)	(274,000)
Right to purchase shares	-		(155,000)	(155,000)	-		-	-
Change in fair value of warrant liabilities	-		-	-	-		64,000	64,000
Change in fair value of contingent consideration	-		(2,252,000)	(2,252,000)	-		-	-
Gain on sale of securities	-		-	-			1,000	1,000
Loss on equity investment	-		(13,000)	(13,000)	-		-	-
Other	2,000		-	2,000	-		1,000	1,000

Loss before income taxes and noncontrolling interest	(2,017,000)		(6,634,000)	(8,651,000)	(1,738,000)		(2,326,000)	(4,064,000)

Income tax benefit	20,000		167,000	187,000	-		260,000	260,000

Net income (loss)	(1,997,000)		(6,467,000)	(8,464,000)	(1,738,000)		(2,066,000)	(3,804,000)

Net loss attributable to noncontrolling interest	653,000		-	653,000	1,580,000		-	1,580,000

Net loss attributable to YOU on Demand common shareholders	$(1,344,000)		$(6,467,000)	$(7,811,000)	$(158,000)		$(2,066,000)	$(2,224,000)

 Revenues

Our revenues are generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Publishing.  As of June 30, 2011, Sinotop Hong Kong, our VOD business, had not fully commenced operations and, therefore, had no revenues through June 30, 2011.

Revenues for the six months ended June 30, 2011 totaled $3,593,000, as compared to $3,693,000 for the same period of 2010.  The decrease in revenue of approximately $100,000, or 3%, is attributable to decreases in revenue from Jinan Broadband as discussed below.

For the six months ended June 30, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $2,206,000 a decrease of $104,000, or 5%, as compared to revenues of $2,310,000 for 2010. The decrease is attributable to a decrease in our value-added services.

For the six months ended June 30, 2011, Shandong Publishing’s revenue consisted primarily of sales of publications and advertising revenue of $1,386,000, an increase of $3,000, or 0.2%, as compared to $1,383,000 in 2010.  The increase is attributable to increases in our publication revenues offset by decreases in our advertising revenues.

Gross Profit

Our gross profit for the six months ended June 30, 2011 was $1,242,000, as compared to $1,584,000 for the same period of 2010.  The decrease in gross profit of approximately $342,000, or 22%, is due to both a decrease in Jinan Broadband revenue and increased costs at both Jinan Broadband and Shandong Media.  The increase in costs attributable to Jinan Broadband was due to increases in HDMI and telecom bandwidth fees.  The increase in costs attributable to Shandong Media was due to increases in printing costs.

Gross profit as a percentage of revenue was 35% for the six months ended June 30, 2011, as compared to 43% for same period in 2010.  The decrease is due to both decreased revenue and increased costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2011 increased approximately $2,757,000 to $4,096,000, as compared to $1,339,000 for the six months ended June 30, 2010.  The increase is mainly due to increased costs related to the development of our new PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the six months ended June 30, 2011, salaries and personnel costs accounted for 56% of our selling, general and administrative expenses.  During the six months ended June 30, 2011, salaries and personnel costs totaled $2,273,000, an increase of $1,426,000, or 168%, as compared to $847,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our new PPV and VOD business.

The other major components of our selling, general and administrative expenses include license fees, marketing and promotion, rent, and travel.  For the six months ended June 30, 2011, these costs totaled $1,155,000, an increase of $940,000, or 437% as compared to $215,000 for the same period of 2010.

As we continue to grow our new PPV and VOD business, other expenses that have increased include automobile, investor relations, maintenance, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our new PPV and VOD business.  Our costs for professional fees increased $317,000, or 58%, to $867,000 in the six months ended June 30, 2011, from $550,000 during the same period of 2010, primarily due to our new PPV and VOD business.

Depreciation and Amortization

Our depreciation expense decreased $452,000, or 28%, to $1,168,000 in the six months ended June 30, 2011 from $1,620,000 during the same period of 2010.   The decrease is due to equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $743,000, or 263%, to $1,026,000 in the six months ended June 30, 2011 from $283,000during the same period of 2010.  The increase is mainly attributable to $796,000 amortization costs related to intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income increased $3,000, or 150%, to $5,000 for the six months ended June 30, 2011 from $2,000 during the same period of 2010.

Interest expense
Interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and therefore we had minimal interest of $1,000 for the six months ended June 30, 2011.   Interest expense for the six months ended June 30, 2010 was $274,000.  The interest expense in 2010 included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

Right to purchase shares
We recorded a charge of $155,000 related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 13 to the unaudited consolidated financial statements.

Change in fair value of warrant liabilities
We recorded a gain of $64,000 classified as a change in fair value of warrants on our statement of operations for the six months ended June 30, 2010.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
The contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of approximately $2,252,000 for the six months ended June 30, 2011 (none in 2010).

Gain on sale of marketable equity securities
We had no sales of marketable equity securities during the six month period ended June 30, 2011.   We recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares during the same period in 2010.

Loss on equity investment
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Huacheng Interactive.  We account for this investment under the equity method, which applies to investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence.  In accordance with this method, we recorded the earnings and losses attributable to the investment in the accompanying consolidated statements of operations.  Accordingly, for the six months ended June 30, 2011 we recorded a loss on equity investment of approximately $13,000 (none in 2010).

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the six months ended June 30, 2011, $314,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $938,000 during the same period of 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the six months ended June 30, 2011, $113,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $642,000 during the same period of 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Huacheng Interactive (Beijing) TV, our 20% joint venture partner.  During the six months ended June 30, 2011, $226,000 of our operating loss from Zhong Hai Video was allocated to Huacheng Interactive (Beijing) TV (none in 2010).

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the six months ended June 30, 2011 was $7,811,000, an increase of $5,587,000l, or 251%, as compared to $2,224,000 for the six months ended June 30, 2010.  The increase is mainly due to the recognition of a change in fair value of contingent consideration of approximately $2,252,000.  In addition, we have substantial increases in selling, general and administrative expenses associated with our new PPV and VOD business.  Further, these increases have been offset by total impairments of $1,650,000 of our long-lived assets recognized in 2010.

Liquidity and Capital Resources

As of June 30, 2011 we had cash and cash equivalents of approximately $12,514,000.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six Months Ended
	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(2,167,000)	$256,000
Net cash used in investing activities	(1,798,000)	(1,566,000)
Net cash provided by financing activities	10,247,000	732,000
Effect of exchange rate change in cash	(352,000)	(5,000)
Net increase (decrease) in cash and cash equivalents	5,930,000	(583,000)
Cash and cash equivalents at beginning of the period	6,584,000	2,190,000
Cash and cash equivalents at end of the period	12,514,000	1,607,000

Operating Activities

Net cash (used in) provided by operating activities for the six months ended June 30, 2011 and 2010 was $(2,167,000) and $256,000, respectively.  The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the six months ended June 30, 2011 and 2010 used cash of $1,798,000 and $1,566,000, respectively.  For 2011, this amount consisted primarily of $1,227,000 for additions to property and equipment and (ii) $210,000 loan to our Shandong Media shareholder.  For 2010, this amount consisted of (i) $469,000 for additions to property and equipment, (ii) $580,000 loan for our Sinotop acquisition and (iii) $526,000 loan to our Shandong Media shareholders.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2011and 2010 was $10,247,000 and $732,000 respectively.  For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.  For 2010, the amount consisted primarily of proceeds from the issuance of convertible notes payable of $750,000.

As previously disclosed, the Company consummated financings in June 2011and July 2010 which resulted in gross proceeds of $10.9 million and $9.625 million, respectively.  While we believe that our current cash balance in addition to anticipated cash inflows will sustain our present level of business operations for the next twelve months, we anticipate that we will need to raise additional funds to fully implement our business model and related strategies.  The fact that we have incurred significant continuing losses and have relied on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern.

Obligations Under Material Contracts

On March 7, 2008, we entered into a cooperation agreement with Shandong Broadcast and Modern Movie, pursuant to which Shandong Broadcast and Modern Movie contributed their entire businesses and transferred certain employees to Shandong Publishing in exchange for a 50% stake in Shandong Publishing.  In exchange, we were required to pay 10 million RMB (approximately $1.5 million), which was contributed to Shandong Publishing as working and acquisition capital.  Based on certain financial performance requirements, we were required to make an additional payment of 5 million RMB (approximately US $773,500).  In 2008, we recorded the additional payment due as an increase to our Shandong Publishing noncontrolling interest account.  We are currently in discussions with Shandong Broadcast and Modern Movie with regards to the outstanding $773,500 payment.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the execution of a Transactional Video-on-Demand and Pay-Per-View License Agreement on June 15, 2011, among CAV Warner Home Entertainment (“CAVW”) and the Company’s Chinese joint ventures Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. and Zhong Hai Shi Xun Information Technology Co., Ltd., the Company issued 15,000,000 warrants to Warner Bros. Entertainment Inc., the parent company of CAVW, exercisable at a price per share of $0.088 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exerciseable by the Company in the event the closing price of the Company's common stock shall equal or exceed $0.176 per share for twenty consecutive trading days.

Except as set forth above and as reported in our Current Report on Form 8-K filed with the SEC on June 8, 2011, there were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2011.

Item 3.    Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2011.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2011.

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