Form 10-Q
period 2011-09-30
YOU ON DEMAND HOLDINGS, INC.
filed 2011-11-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 785,034,721 shares as of November 14, 2011.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc. (formerly China Broadband, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Media” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vii) “AdNet” are to our previously controlled subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (viii) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (ix) “Sinotop WFOE” are to Youdian Interaction (Beijing) Technology Co, Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (x) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (xii) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (xiii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xiv) “SEC” are to the United States Securities and Exchange Commission; (xv) “Securities Act” are to Securities Act of 1933, as amended; (xvi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xvii) “PRC” and “China” are to People’s Republic of China; (xviii) “Renminbi” and “RMB” are to the legal currency of China; (xix) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xx) “VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Media and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,126,289	$6,584,396
Marketable equity securities, available for sale	1,714	9,433
Accounts receivable, net	429,040	220,926
Inventory	450,393	428,280
Licensed content, current	150,325	-
Prepaid expenses	378,510	756,461
Loan receivable from related party	314,843	304,529
Amounts due from shareholders	407,672	184,086
Amount due from non-controlling interest	1,563,674	1,512,448
Other current assets	411,724	597,362
Total current assets	14,234,184	10,597,921

Property and equipment, net	5,281,363	4,463,920
Licensed content, noncurrent	488,556	-
Intangible assets, net	7,380,881	8,592,244
Goodwill	6,105,478	6,105,478
Investment in equity investment	586,346	574,486
Other assets	93,819	299,163
Total assets	$34,170,627	$30,633,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,175,093	$1,620,481
Accrued expenses and liabilities	1,230,022	804,341
Deferred revenue	1,736,167	1,711,796
Loan payable	-	398,960
Payable to Jinan Parent	142,464	137,797
Other current liabilities	687,102	792,413
Contingent purchase consideration liability, current	926,878	-
Total current liabilities	7,897,726	5,465,788

Contingent purchase consideration liability	1,497,705	3,362,105
Deferred tax liability and uncertain tax position liability	918,760	1,180,323
Total liabilities	10,314,191	10,008,216

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000	1,261,995	1,261,995
Series B - 10,266,800 shares issued and outstanding, liquidation preference of $5,133,400	3,950,358	3,950,358

Shareholders' equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 785,034,721 and 660,768,748 issued and outstanding	785,035	660,769
Additional paid-in capital	53,522,199	42,255,089
Accumulated deficit	(39,739,414)	(32,434,324)
Accumulated other comprehensive income	142,462	246,983
Total YOU On Demand shareholders' equity	14,710,282	10,728,517
Noncontrolling interests	3,933,801	4,684,126

Total shareholders' equity	18,644,083	15,412,643

Total liabilities and shareholders' equity	$34,170,627	$30,633,212

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$1,980,878	$2,054,800	$5,573,198	$5,747,787
Cost of revenue	1,440,666	1,262,776	3,791,411	3,371,860
Gross profit	540,212	792,024	1,781,787	2,375,927

Selling, general and adminstrative expenses	2,214,997	587,819	6,311,346	1,927,222
Professional fees	790,891	185,566	1,657,895	735,602
Depreciation and amortization	1,087,002	1,177,704	3,280,656	3,080,462
Impairments of long-lived assets	19,023	-	340,771	1,650,000

Loss from operations	(3,571,701)	(1,159,065)	(9,808,881)	(5,017,359)

Interest & other income / (expense)
Interest income	2,168	2,202	7,295	4,492
Interest expense	(325)	(256,514)	(1,241)	(530,062)
Right to purchase expense	-	-	(155,166)	-
Inducement to convert and reduction in conversion
price of convertible notes	-	(6,706,141)	-	(6,706,141)
Cost of reduction in exercise price of certain warrants	-	(150,017)	-	(150,017)
Change in fair value of warrant liabilities	-	755,404	-	819,150
Change in fair value of contingent consideration	3,189,048	-	937,522	-
Gain on sale of securities	-	-	-	1,350
Gain (loss) on equity investment	5,604	-	(7,300)	-
Gain on deconsolidation of AdNet	470,041	-	470,041	-
Other	(43,736)	(53)	(41,954)	423

Net income (loss) before income taxes and noncontrolling interest	51,099	(7,514,184)	(8,599,684)	(11,578,164)

Income tax benefit	74,631	75,634	261,563	335,745

Net income (loss), net of tax	125,730	(7,438,550)	(8,338,121)	(11,242,419)

Plus: Net loss attributable to noncontrolling interests	418,060	208,193	1,071,000	1,788,402

Net income (loss) attributable to YOU On Demand shareholders	$543,790	$(7,230,357)	$(7,267,121)	$(9,454,017)

Dividends on preferred stock	-	(2,315,309)	-	(2,315,309)

Net income (loss) attributable to YOU On Demand common s/h	$543,790	$(9,545,666)	$(7,267,121)	$(11,769,326)

Net income (loss) per share
Basic	$-	$(0.05)	$(0.01)	$(0.10)
Diluted	$-	$(0.05)	$(0.01)	$(0.10)

Weighted average shares outstanding
Basic	785,034,721	209,661,044	716,695,566	113,700,299
Diluted	808,570,570	209,661,044	716,695,566	113,700,299

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Periods Ended September 30, 2011 (Unaudited) and December 31, 2010

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total	Comprehensive
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity	Loss

Balance December 31, 2009	64,761,396	$64,762	$14,901,493	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924	$(5,428,700)

Shares issued as payment for convertible note interest	653,119	653	131,982	-	-	132,635	-	132,635

Stock option compensation expense	-	-	503,372	-	-	503,372	-	503,372

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services	5,100,000	5,100	249,900	-	-	255,000	-	255,000

Other adjustment	-	-	22,126	-	-	22,126	-	22,126

Common shares issued for cash	62,500,000	62,500	1,997,164	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock,Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	62,855,048	62,855	9,786,038	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	90,859,389	90,859	4,452,110	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	4,039,964	-	-	4,039,964	-	4,039,964

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Shares issued in warrant exchange	374,039,793	374,040	(374,040)	-	-	-	-	-

Comprehensive loss:
Net loss	-	-	-	(15,219,283)	-	(15,219,283)	(2,616,032)	(17,835,315)	(15,219,283)
Foreign currency translation adjustments	-	-	-	-	(70,489)	(70,489)	547,770	477,281	477,281

Unrealized loss on marketable equity securities	-	-	-	-	(13,811)	(13,811)	-	(13,811)	(13,811)
Balance December 31, 2010	660,768,748	$660,769	$42,255,089	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643	$(14,755,813)

Common shares issued for services	200,000	200	9,800	-	-	10,000	-	10,000

Warrants issued for service	-	-	12,408	-	-	12,408	-	12,408

Stock option compensation expense	-	-	441,701	-	-	441,701	-	441,701

Stock issuance for right to purchase	-	-	155,166	-	-	155,166	-	155,166

Stock warrants issued pursuant to licensed content	-	-	676,462	-	-	676,462	-	676,462

Common shares issued for cash	124,065,973	124,066	10,793,740	-	-	10,917,806	-	10,917,806

Issuance costs related to the issuance of shares	-	-	(822,167)	-	-	(822,167)	-	(822,167)

Contribution from noncontrolling interest	-	-	-	-	-	-	151,759	151,759

Comprehensive loss:
Net loss	-	-	-	(7,267,121)	-	(7,267,121)	(1,071,000)	(8,338,121)	(7,267,121)
Foreign currency translation adjustments	-	-	-	-	(96,802)	(96,802)	130,947	34,145	34,145

Unrealized loss on marketable equity securities	-	-	-	-	(7,719)	(7,719)	-	(7,719)	(7,719)

Balance September 30, 2011	785,034,721	$785,035	$53,522,199	$(39,701,445)	$142,462	$14,748,251	$3,895,832	$18,644,083	$(7,240,695)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating
Net loss	$(8,338,121)	$(11,242,419)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	464,109	414,193
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	-	90,000
Bad debt allowance	48,445	-
Depreciation and amortization	3,280,656	3,080,462
Licensed content	37,581	-
Noncash interest expense - original issue discount	-	305,944
Deferred income tax	(261,563)	(335,745)
Gain on sale of marketable equity securities	-	(1,350)
Change in fair value of warrant liabilities	-	(819,150)
Change in fair value of contingent consideration liability	(937,522)	-
Cost of right to purchase	155,166	-
Inducement to convertible note holders and reduction in conversion price in connection to the July 2010 financing	-	6,706,141
Cost of reduction in exercise price of certain warrants	-	150,017
Adjustment to foreign currency translation account	-	378,332
Impairment charge to Shandong Media intangibles	-	900,000
Impairment charge to Jinan Broadband equipment	-	750,000
Impairment charge to Sinotop equipment	130,566	-
Impairment charge to AdNet assets, net of cash	209,497	-
Gain on deconsolidation of AdNet	(470,041)	-
Change in assets and liabilities,
Accounts receivable	(246,148)	(107,629)
Inventory	(4,428)	(5,846)
Prepaid expenses and other assets	601,755	(774,657)
Accounts payable and accrued expenses	2,134,018	(748,091)
Deferred revenue	78,041	(74,062)
Other	(5,075)	48
Net cash used in operating activities	(3,123,064)	(1,333,812)

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	9,350
Acquisition of property and equipment	(2,395,875)	(1,161,654)
Leasehold improvements	-	(68,975)
Loan advances to Shandong Media shareholders	(214,570)	(525,218)
Loan repayments from Shandong Media shareholders	-	17,458
Loan to related party	(3,350)	(4,804)
Investment in equity investment	-	(574,907)
Investments in intangibles	(428,313)	-
Other	(77,199)	-
Net cash used in investing activities	(3,119,307)	(2,308,750)

Cash flows from financing activities
Proceeds from sale of equity securities	10,917,806	9,025,000
Proceeds from issuance of convertible notes payable	-	600,000
Costs associated with financings and share issuances	(822,167)	(496,728)
Capital contribution from Jinan Parent	151,759	-
Payments to Jinan Parent	-	(16,246)
Net cash provided by financing activities	10,247,398	9,112,026

Effect of exchange rate changes on cash	(463,134)	148,847

Net increase in cash and cash equivalents	3,541,893	5,618,311
Cash and cash equivalents at beginning of period	6,584,396	2,190,494

Cash and cash equivalents at end of period	$10,126,289	$7,808,805

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,241	$1,176
Value assigned to shares as payment for interest expense	$-	$132,635
Value of warrants issued for licensed content	$676,462	$-
Cancellation of notes payable by issuance of common stock	$-	$20,000
Issuance of common stock through assignment of notes receivable	$-	$580,000
Common stock, warrants and stock options issued for Sinotop acquisition	$-	$8,346,251
Contingent consideration liabiltiy associated with earnout shares related to Sinotop acquisition	$-	$2,750,966
Value of warrants issued to placement agent	$-	$135,774
Deemed dividend on preferred stock	$-	$2,315,309
Value of common stock issued upon conversion of convertible notes	$-	$3,142,752
Value of preferred stock issued upon conversion of convertible notes	$-	$2,133,400
Amount due from noncontrolling interest	$-	$1,492,961

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) (formerly China Broadband, Inc.), operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance through our VIE, Jinan Broadband, (2) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. ( “Shandong Media”) and (3) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video on demand (“VOD”), and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”).

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman:  Beijing China Broadband Network Technology Co, Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and Youdian Interaction (Beijing) Technology Co, Ltd. (“Sinotop WFOE”), which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  The unaudited consolidated financial statements included the accounts of AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) through the third quarter of 2011 when it was deconsolidated as a result of the Company’s termination of control.  All material intercompany transactions and balances are eliminated in consolidation.

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

2.             Going Concern and Management’s Plans

The Company incurred significant continuing losses during 2010 and the nine months ended September 30, 2011 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop in 2010 and the expected launch of its PPV and VOD business during the fourth quarter of 2011 will generate positive cash flows for the business.

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

The amount of contingent consideration recognized as of December 31, 2010 totaled $3,362,105, representing the fair value of the estimated payment of the full earn-out.   The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification.  Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a gain of $937,522 and $3,189,048 for the three and nine months ended September 30, 2011, respectively.

The following is a summary of the estimated fair value of contingent consideration for the acquisition of Sinotop at December 31, 2010 and September 30, 2011.

Class of consideration	Number of Instruments	Warrant Exchange Adjustment (a)	Post Warrant Exchange Number of Instruments	December 31, 2010 Fair Value	Change in Fair Value	September 30, 2011 Fair Value
Common stock of the Company	30,286,464	24,900,152	55,186,616	$1,817,187	$479,496	$2,296,683
Warrants	42,845,654	(42,845,654)	-	$1,358,715	$(1,358,715)	$-
Stock options	6,000,000	-	6,000,000	$186,203	$(58,803)	$127,900
Total contingent consideration				$3,362,105	$(937,522)	$2,424,583

(a)  As a result of the Company's warrant exchange, the 42,845,654 warrants were exchanged for 24,900,152 shares of common stock in October 2010.

The following table represents the estimated fair value of the current and the noncurrent portion of the contingent consideration liability for the acquisition of Sinotop at September 30, 2011.

	As of September 30, 2011
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2012	18,395,539	$881,698	$-	$881,698
Shares July 2013	18,395,539	-	776,660	776,660
Shares July 2014	18,395,539	-	638,325	638,325
Total Shares	55,186,616	$881,698	$1,414,985	$2,296,683

Options July 2012	2,000,000	$45,180	$-	$45,180
Options July 2013	2,000,000	-	43,760	43,760
Options July 2014	2,000,000	-	38,960	38,960
Total Options	6,000,000	$45,180	$82,720	$127,900

Total Shares and Options	61,186,616	$926,878	$1,497,705	$2,424,583

4.             Shandong Media Joint Venture - Cooperation Agreement Additional Payment

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $781,800).  In 2008, we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.  We are currently in discussions with Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press with regards to this payment.

5.             Deconsolidation of AdNet

We acquired AdNet during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.

Due to recent advancements in other advertising technologies, the Company determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business.  As such, on August 3, 2011, the Company provided thirty-day notice of its termination of the VIE arrangement with AdNet, which served to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011.  Accordingly, as of June 30, 2011, the Company recognized a loss on the impairment of AdNet’s remaining assets in the amount of $212,180 and reversed the related deferred tax liability in the amount of $36,102.   Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,000 in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary.

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

Our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Our VIEs include Sinotop Beijing, Zhong Hai Video, AdNet (through September 6, 2011), Jinan Broadband and Shandong Media.

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

The fair value of the contingent purchase consideration liabilities at September 30, 2011 was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model.  Our valuation incorporates the following assumptions: risk-free interest rate of 0.58%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 4 years and expected dividend yield of 0%.

The fair value of the contingent purchase liabilities at December 31, 2010 was valued using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.6% to 1.7%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.0 to 4.5 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Fair Value Measurements (Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,714	$-	$-	$1,714
Liabilities
Contingent purchase consideration, current	$-	$-	$926,878	$926,878

Contingent purchase consideration, noncurrent	$-	$-	$1,497,705	$1,497,705

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$9,433	$-	$-	$9,433
Liabilities
Contingent purchase consideration, noncurrent	$-	$-	$3,362,105	$3,362,105

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	September 30,	December 31,
	2011	2010
	Contingent Purchase	Contingent Purchase
	Consideration	Consideration	Warrants
	(Unaudited)
Fair value at January 1,	$3,362,105	$-	$819,150
Purchases, sales and issuances and settlements	-	2,860,978	-
Realized losses	-	-	(669,133)
Unrealized (gains) losses	(937,522)	501,127	-
Transfer to equity	-	-	(150,017)
	$2,424,583	$3,362,105	$-

8.           Cash and Cash Equivalents

Included in cash is $4,711,235 of funds that were temporarily held by the PRC government as part of a customary capital verification process pursuant to a transfer of RMB 30 million (US$4,711,235) to Sinotop WFOE via Sinotop Hong Kong.  These funds were released on October 24, 2011, upon completion of the capital verification process and Sinotop WFOE obtaining its license to operate.

9.            Related Party Transactions

Loan Receivable

During the nine months ended September 30, 2011, our loan receivable increased approximately $10,000, due to currency fluctuations.  At September 30, 2011 and December 31, 2010, approximately $315,000 and $305,000, respectively, is due the Company from Music Magazine.  The Company advanced funds in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest-free and is due on December 31, 2011.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.

Prepaid Expense

As of September 30, 2011, Shandong Media prepaid $206,000 to Modern Movie & TV Biweekly Press for rental of space for company functions.

Amounts due from Shareholders

As of September 30, 2011 and December 31, 2010, amounts due from shareholders include approximately $407,000 and $184,000, respectively, advanced to both Shandong Broadcast & TV Weekly Press and to Modern Movie & TV Biweekly Press.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due of approximately $98,000 and $95,000 at September 30, 2011 and December 31, 2010, respectively, from Shandong Broadcast & TV Weekly Press is unsecured, interest free and has no fixed repayment terms.  The amount due of approximately $310,000 and $89,000 at September 30, 2011 and December 31, 2010, respectively, from Modern Movie & TV Biweekly Press is unsecured, interest free and is due on December 31, 2011.

Other Payable

As of September 30, 2011, Shandong Media has an other payable of approximately $81,000 related to a vehicle usage agreement with Shandong Broadcast & TV Weekly Press, our partner in our Shandong Media joint venture.

Payable to Jinan Parent

During the nine months ended September 30, 2011, our payable to Jinan Parent increased approximately $4,000, due to currency fluctuations.  At September 30, 2011 and December 31, 2010, approximately $142,000 and $138,000, respectively, remained due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the three and nine months ended September 30, 2011, Jinan Broadband generated $120,000 of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Jinan Networks Center”).  Jinan Networks Center is the owner of Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”), our partner in our Jinan joint venture company, Jinan Broadband.  Jinan Parent has a 49% ownership interest in Jinan Broadband.

General and Administrative Expense

During the three and nine months ended September 30, 2011, Jinan Broadband incurred service fees to Jinan Networks Center of approximately $7,000 and $20,000, respectively.  To minimize administrative fees and maintain a low headcount at Jinan Broadband, Jinan Networks Center collects customer payments on behalf of Jinan Broadband, then remits the funds to Jinan Broadband.  Jinan Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

Accounts Payable

As of September 30, 2011, Jinan Broadband had accounts payable to Jinan Networks Center of approximately $267,000 relating to maintenance, network leasing and facility rental fees.  Jinan Broadband’s operation is located in a building that is owned by Jinan Networks Center.  As such, Jinan Broadband shares the cable network usage with Jinan Networks Center.  Additionally, Jinan Broadband utilizes Jinan Networks Center’s staff to provide cable network maintenance support to their customers.  As such Jinan Network Center charges Jinan Broadband fees for these services and usage of their facility.

Amount due from Non-controlling Interest

Subsequent to our acquisition of Sinotop in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, on total registered capital of RMB 50 million.  Sinotop has contributed RMB 10 million and has a commitment to fund the remaining RMB 30 million.  As of September 30, 2011, Hua Cheng has not made its capital contribution of RMB 10 million.  Accordingly, we recorded an amount due from non-controlling interest in the amount of $1,563,674.

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

Other Revenue

During the quarter ended September 30, 2011, Zhong Hai Video, our 80% owned subsidiary, provided to Hua Cheng Film and Television Digital Program Co., Ltd. (“CHC”) consulting services for consideration of $23,000.  The Company recognized this amount as other revenue.  CHC is the 51% owner of Hua Cheng which in turns holds 20% ownership in Zhong Hai Video. In addition, our subsidiary, Sinotop Beijing holds 39% ownership in Hua Cheng and 80% ownership in Zhong Hai Video.

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

Property and equipment approximated the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Furniture and office equipment	$2,026,000	$1,097,000
Headend facilities and machinery	16,341,000	15,762,000
Leasehold improvements	309,000	144,000
Vehicles	30,000	30,000
Total property and equipment	18,706,000	17,033,000
Less: accumulated depreciation	(13,289,000)	(11,064,000)
Less: impairment charge	(136,000)	(1,505,000)
Net carrying value	$5,281,000	$4,464,000

We recorded depreciation expense of approximately $650,000 and $1,818,000 for the three and nine months ended September 30, 2011, respectively.

11.           Goodwill and Intangible Assets

The Company has intangible assets relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture and Sinotop.  The Company amortizes its intangible assets that have finite lives.  The service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years.  Customer relationships, non-compete agreement, and software technology are amortized over 10 years, 2.5 years and 3 years, respectively.  Software and licenses are amortized over 3 years and 5 years. As discussed in Note 5, the Company determined during 2011 that AdNet’s remaining assets would no longer be used.  As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011.

A roll forward of our intangible assets activity from December 31, 2010 to September 30, 2011 follows:

	Balance at December 31, 2010	Additions	Amortization Expense	Impairment Charge	Foreign Currency Transl Adj	Balance at September 30, 2011
Amortized intangible assets:
Service agreement	$1,397,042	$-	$(64,660)	$-	$-	$1,332,382
Publication rights	425,253	-	(18,225)	-	-	407,028
Customer relationships	88,359	-	(8,836)	-	-	79,523
Operating permits	636,519	-	(27,279)	-	-	609,240
Software technology	315,403	-	(126,162)	(189,241)	-	-
Charter / Cooperation agreements	2,698,408	-	(103,343)	-	-	2,595,065
Noncompete agreement	3,031,260	-	(1,091,253)	-	-	1,940,007
Software and licenses	-	207,253	(23,063)	-	(844)	183,346
Total amortized intangible assets	$8,592,244	$207,253	$(1,462,821)	$(189,241)	$(844)	$7,146,591

Unamortized intangible assets:
Website	-	234,290	-	-	-	234,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,105,478	$234,290	$-	$-	$-	$6,339,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $436,872 and $530,098 for the three months ended September 30, 2010 and 2011, respectively, and $1,462,821 and $812,686 for the nine months ended September 30, 2011 and 2010, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong		Zhong Hai
Years ending December 31,	Broadband	Media	Sinotop	Video	Total
2011 (three months)	$21,490	$18,962	$398,199	$15,697	$454,348
2012	85,961	75,852	1,592,796	62,789	1,817,398
2013	85,961	75,002	259,041	62,789	482,793
2014	85,961	72,454	137,791	31,135	327,341
2015	85,961	72,454	137,791	2,485	298,691
Thereafter	967,048	787,862	2,009,454	1,656	3,766,020
Total amortization to be recognized	$1,332,382	$1,102,586	$4,535,072	$176,551	$7,146,591

12.           Accrued Expenses and Liabilities

Accrued expenses and liabilities consist of the following:

	September 30, 2011	December 31,
	(Unaudited)	2010

Accrued expenses and liabilities	$1,139,000	$720,000
Accrued payroll	91,000	84,000
	$1,230,000	$804,000

13.           Private Financings, July 2010

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

14.           Private Financings, June 2011

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

In connection with the June 3, 2011 private placement, we granted to Fidelity a right of first refusal during the six month period following the closing to purchase up to ten percent of the number of shares of common stock offered to other investors, as permitted in the securities purchase agreement, at a per share price of $0.088 and on identical terms as set forth in the securities purchase agreement.  This right qualifies as a derivative equity instrument in accordance with ASC 815, Derivatives and Hedging.  In the event the Company offers the maximum common shares permitted in the securities purchase agreement, the fair value of the derivative would have been approximately $333,000 using the Black-Scholes Merton model.  Due to the short window in which this right exists, as well as the current intentions of the Company’s management, we determined the fair value of the derivative to be insignificant.

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

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$543,790	$(9,545,666)	$(7,267,121)	$(11,769,326)

Weighted average number of common shares outstanding	785,034,721	209,661,044	716,695,566	113,700,299

Incremental shares from the assumed exercise of dilutive stock options	23,535,849	-	-	-

Dilutive potential common shares	808,570,570	209,661,044	716,695,566	113,700,299

Net income (loss) per share:
Basic	$0.00	$(0.05)	$(0.01)	$(0.10)
Diluted	$0.00	$(0.05)	$(0.01)	$(0.10)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	26,643,500	643,684,822	26,643,500	643,684,822
Right to Purchase	5,625,000	-	5,625,000	-
Options	1,417,500	317,500	100,217,500	317,500
Series A Preferred Stock	70,000,000	70,000,000	70,000,000	70,000,000
Series B Preferred Stock	102,668,000	102,668,000	102,668,000	102,668,000
Total	206,354,000	816,670,322	305,154,000	816,670,322

16.           Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended September 30, 2011 and 2010 are as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to shareholders	$543,790	$(9,545,666)	$(7,267,121)	$(11,769,326)
Other comprehensive income (loss):
Currency translation adjustment	35,800	(13,059)	34,145	397,290
Unrealized loss on marketable equity securities	(2,573)	(14,291)	(7,719)	(5,660)
Comprehensive income (loss)	$577,017	$(9,573,016)	$(7,240,695)	$(11,377,696)

During the second quarter of 2010, the Company received payments in full satisfaction of the amounts due from non-controlling interests.  Subsequently, the Company made certain balance sheet reclassifications to correct an error related to the original purchase accounting for our Shandong Media Joint Venture.  The reclassification had the effect of increasing foreign currency translation by approximately $378,000.  The Company assessed the impact of this adjustment and determined that the effect of this adjustment would not have been material to the full year 2008 or 2009, and the reclassification during the second quarter 2010 did not result in a material misstatement to any previously issued annual or quarterly financial statements.

17.           Interest Expense and Share Issuance

In connection with the Convertible Notes issued in 2008 and 2009, there was no interest expense incurred for the nine months ended September 30, 2011 because the note holders converted 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants in connection with the closing of the financings on July 30, 2010 and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010.  The Company incurred $439,000 of interest expense related to the notes in the nine months ended September 30, 2010.  This amount includes the balance of the unamortized amount that was remaining on the original issue discount due to the conversion of the notes into shares and common stock, as described in Note 13.

Also, as set forth in the related documents and with the consent of the note holders, we issued 653,119 shares to the note holders as payment for convertible note interest of approximately $133,000 for the nine months ended September 30, 2010 (none in 2011).

18.           Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors.  The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2.  The license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title.  We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement.  Accrued license fees are classified on the consolidated balance sheets as “Other current liabilities”.  Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 23 to the consolidated financial statements.

Current and non-current licensed content reported on the balance sheet represent a $676,462 prepayment of content in the form of warrants issued as described in Note 19 to the consolidated financial statements.

19.           Warner Bros. License Agreement

On June 15, 2011, the Company, through its Chinese joint ventures Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) and Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”) entered into a Transactional Video on Demand and Pay-Per-View License Agreement (the “WB Agreement”) with CAV Warner Home Entertainment Co., Ltd. (“CAVW”), Warner Bros. Home Entertainment Group’s joint venture in China.  Pursuant to the WB Agreement, Hua Cheng was granted a license under copyright for a total term of fifty-four months beginning on July 1, 2011. The contract is subject to annual minimum payments.

In connection with the WB Agreement, the Company issued 15,000,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $0.088 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $0.176 per share for twenty consecutive trading days.  In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash.  As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content.  Further, we classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137.  The Black-Scholes Merton model incorporated the following assumptions:  risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%.  The Company began amortizing this asset during the third quarter of 2011 and accordingly recognized $38,000 during the three and nine months ended September 30, 2011.

20.           Share-Based Payments

Through September 30, 2011, we have 100,217,500 options and 32,268,500 warrants outstanding to purchase shares of our common stock.

Effective as of December 3, 2010, our board of directors of the company amended our 2008 Stock Incentive Plan and approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 300,000,000 shares.

The following table provides the details of the approximate total share based payments during the periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Stock option amortization	$150,000	$-	$442,000	$27,000
Stock issued as payment for interest	-	-	-	132,000
Stock issued for services	-	-	10,000	-
Stock warrants issued for services	-	-	12,000	-
Right to purchase shares	-	-	155,000	-
Total	$150,000	$-	$619,000	$159,000

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

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.  The Black-Scholes Merton model incorporated the following assumptions for the options issued in 2011 and 2010:  risk-free interest rate of 2.92% to 3.43%, expected volatility of 60.0%, expected life of 10.0 years and expected dividend yield of 0%.

The Company recorded a charge of approximately $150,000 during the three months ended September 30, 2011 (none in 2010) and $619,000 and $159,000 for the nine months ended September 30, 2011 and 2010, respectively, in connection with share based payments.  Common shares were also issued to pay for consulting services and were recorded at the closing price of $0.05 per share on the issue date and expensed in an amount of $10,000 for the nine months ended September 30, 2011.

Stock option activity at September 30, 2011 and 2010 is summarized as follows:

	September 30,			September 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of year	96,417,500	$0.04	$1,249,300	317,500	$0.66	$-
Granted	4,800,000	0.05	11,100	-	-	-
Exercised	-	-	-	-	-	-
Cancelled/expired	(1,000,000)	0.04	(13,000)	-	-	-
Options outstanding at end of period	100,217,500	$0.04	$1,247,400	317,500	$0.66	$-
Options exercisable at end of period	48,958,125	$0.04	$631,234	292,500	$0.63	$-
Options available for issuance	199,782,500			2,182,500

As of September 30, 2011, there were 100,217,500 options outstanding with 48,958,125 options exercisable at a weighted average exercise price of $0.04 with a weighted average remaining life of 9.13 years.

As of September 30, 2011 the Company had total unrecognized compensation expense related to options granted of approximately $1,487,000 which will be recognized over a remaining service period of 3.75 years.

21.          Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010 and June 2011 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of September 30, 2011, the weighted average exercise price was $0.49 and the weighted average remaining life was 2.77 years.  The following table outlines the warrants outstanding as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Warrants Outstanding	Number of Warrants Issued	Number of Warrants Issued	Exercise Price	Expiration Date
Share Exchange Consulting Warrants ($0.60 exercise price)	4,474,800	4,474,800	$0.600	1/11/2013
2007 Private Placement Broker Warrants ($0.60 exercise price)	640,000	640,000	$0.600	1/11/2013
2007 Private Placement Investor Warrants ($2.00 exercise price)	4,000,000	4,000,000	$2.000	1/11/2013
July 2010 Sinotop Acquisition Warrants ($0.60 exercise price)	1,278,700	1,278,700	$0.600	1/11/2013
July 2010 Sinotop Acquisition Warrants ($2.00 exercise price)	1,000,000	1,000,000	$2.000	1/11/2013
May 2011 Warner Brothers Warrants ($0.088 exercise price)	15,000,000	-	$0.088	5/11/2016
June 2011 Fidelity Right to Purchase ($0.088 exercise price)	5,625,000	-	$0.088	12/3/2011
2011 Service Warrants ($0.096 exercise price)	250,000	-	$0.096	6/15/2016
	32,268,500	11,393,500

22.           Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The income tax benefit for the three and nine month periods ended September 30, 2011 and 2010 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets.  Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except in those instances in which they can offset deferred tax liabilities. The income tax benefit for the three and nine months ended September 30, 2011 is net of a $476 and $1,398 expense for estimated penalties and interest that would be due on unrecognized tax positions.

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

If the EIT Law were to be applied to You On Demand Holdings, Inc., (the Nevada Corporation itself) and/or to China Broadband, Ltd., those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

23.           Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2011, the Company's potential minimum cash obligation to these employees was approximately $810,000.

The Company is committed to paying leased property costs related to our Sinotop office during the rest of 2011, 2012 and 2013 in the amounts of RMB 373,126 (USD 58,345), RMB 1,949,391 (USD 304,821), and RMB 1,774,251 (USD 277,435), respectively.

The Company is committed to paying product related costs during the rest of 2011, 2012, 2013, 2014, and 2015 in the amounts of RMB 1,462,511 (USD 228,689), RMB 1,462,511 (USD 228,689), RMB 2,925,022 (USD 457,378), RMB 5,850,044 (USD 914,755), and RMB 5,850,044 (USD 914,755), respectively.

According to the purchase agreement with “Shandong Fu Ren”, Zhong Hai Video is obligated to pay RMB 1 million (USD 156,367) to “Shandong Fu Ren” if Zhong Hai Video ceases the purchase agreement (investment in Shanghai Tian Duo).

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

Through our VIE, Sinotop, and it’s 80% owned operating joint-venture Zhong Hai Shi Xun Information Technology Co., Ltd ("Zhong Hai Video"), we will provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.  Zhong Hai Video's revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.

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

Through our VIE Shandong Media, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Media's revenue consists primarily of sales of publications and advertising revenues.

We acquired AdNet, a business that provided internet content advertising in cafés, during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  Effective September 2, 2011, we terminated the VIE arrangement with AdNet, which served to relinquish our control and any right to economic benefit with respect to AdNet, as well as release us of any future liability.

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

●
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

●
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

●
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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations (unaudited) for the periods indicated.

	3 Months Ended
	September 30,	September 30,	Amount	%
	2011	2010	Change	Change

Revenue	$1,981,000	$2,055,000	$(74,000)	-4%
Cost of revenue	1,441,000	1,263,000	178,000	14%
Gross profit	540,000	792,000	(252,000)	-32%

Selling, general and adminstrative expenses	2,215,000	588,000	1,627,000	277%
Professional fees	791,000	185,000	606,000	328%
Depreciation and amortization	1,087,000	1,178,000	(91,000)	-8%
Impariments of long-lived assets	19,000	-	19,000	-

Loss from operations	(3,572,000)	(1,159,000)	(2,413,000)	208%

Interest & other income / (expense)
Interest income	2,000	2,000	-	-
Interest expense	-	(257,000)	257,000	-100%
Inducement to convert and reduction in conversion price of convertible notes	-	(6,706,000)	6,706,000	-100%
Cost of reduction in exercise price of certain warrants	-	(150,000)	150,000	-100%
Change in fair value of warrant liabilities	-	755,000	(755,000)	-100%
Change in fair value of contingent consideration	3,189,000	-	3,189,000	-
Gain on equity investment	6,000	-	6,000	-
Gain on deconsolidation of AdNet	470,000	-	470,000	-
Other	(44,000)	-	(44,000)	-
Income (loss) before income taxes and noncontrolling interests	51,000	(7,515,000)	7,566,000	-101%

Income tax benefit	75,000	76,000	(1,000)	-1%

Net income (loss), net of tax	126,000	(7,439,000)	7,565,000	-102%

Net loss attributable to noncontrolling interests	418,000	208,000	210,000	101%

Net income (loss) attributable to YOU On Demand shareholders	544,000	(7,231,000)	7,775,000	-108%

Dividends on preferred stock	-	(2,315,000)	2,315,000	-100%

Net income (loss) attributable to YOU On Demand common s/h	$544,000	$(9,546,000)	$10,090,000	-106%

The following table breaks down the results of operations (unaudited) for the three months ended September 30, 2011 and 2010 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Zhong Hai Video.

	3 Months Ended				3 Months Ended
	September 30, 2011				September 30, 2010
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$1,981,000		$-	$1,981,000	$2,055,000		$-	$2,055,000
Cost of revenue	1,441,000		-	1,441,000	1,263,000		-	1,263,000
Gross profit	540,000	27%	-	540,000	792,000	39%	-	792,000

Selling, general and adminstrative expenses	1,016,000	51%	1,199,000	2,215,000	580,000	28%	8,000	588,000
Professional fees	6,000	0%	785,000	791,000	-	0%	185,000	185,000
Depreciation and amortization	669,000	34%	418,000	1,087,000	648,000	32%	530,000	1,178,000
Impairments to long-lived assets	19,000	1%	-	19,000	-	0%	-	-

Loss from operations	(1,170,000)	-59%	(2,402,000)	3,572,000	(436,000)	-21%	(723,000)	(1,159,000)

Interest & other income / (expense)
Interest income	2,000		-	2,000	2,000		-	2,000
Interest expense	-		-	-	(1,000)		(256,000)	(257,000)
Inducement to convert and reduction in conversion price of convertible notes	-		-		-		(6,706,000)	(6,706,000)
Cost of reduction in exercise price of certain warrants	-		-		-		(150,000)	(150,000)
Change in fair value of warrant liabilities	-		-	-	-		755,000	755,000
Change in fair value of contingent consideration	-		3,189,000	3,189,000	-		-	-
Loss on equity investment	-		6,000	6,000	-		-	-
Gain on deconsolidation of AdNet	470,000		-	470,000	-		-	-
Other	(43,000)		-	(43,000)	-		-	-

Income (loss) before income taxes and noncontrolling interest	(741,000)		793,000	52,000	(435,000)		(7,080,000)	(7,515,000)

Income tax benefit	9,000		65,000	74,000	-		76,000	76,000

Net income (loss)	(732,000)		858,000	126,000	(435,000)		(7,004,000)	(7,439,000)

Net loss attributable to noncontrolling interest	418,000		-	418,000	208,000		-	208,000

Net income (loss) attributable to YOU on Demand shareholders	$(314,000)		$858,000	$544,000	$(227,000)		$(7,004,000)	$(7,231,000)

Dividends on preferred stock	-		-	-	-		(2,315,000)	(2,315,000)

Net income (loss) attributable to YOU On Demand common s/h	$(314,000)		858,000	544,000	$(227,000)		$(9,319,000)	$(9,546,000)

Revenues

Our revenues are primarily generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Publishing.  As of September 30, 2011, Zhong Hai Video, our VOD business, had not fully commenced operations and, therefore, had minimal revenues through September 30, 2011.

Revenues for the three months ended September 30, 2011 totaled $1,981,000, as compared to $2,055,000 for the same period of 2010.  The decrease in revenue of approximately $74,000, or 4%, is attributable to decreases in revenue from Shandong Media as discussed below.

For the three months ended September 30, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $1,160,000 and the same for 2010.

For the three months ended September 30, 2011, Shandong Publishing’s revenue consisted primarily of sales of publications and advertising revenue of $798,000, a decrease of $96,000, or 11%, as compared to $894,000 in 2010.  The decrease is attributable to decreases in our publication revenues.

For the three months ended September 30, 2011, Zhong Hai Video earned $23,000 in other revenue, an increase of $23,000 as compared to $0 in 2010.  The increase is attributable to consulting services provided.

Gross Profit

Our gross profit for the three months ended September 30, 2011 was $540,000, as compared to $792,000 for the same period of 2010.  The decrease in gross profit of approximately $252,000, or 32%, is mainly due to increased telecom bandwidth costs at Jinan Broadband.

Gross profit as a percentage of revenue was 27% for the three months ended September 30, 2011, as compared to 39% for same period in 2010.  The decrease is mainly due to increased costs at Jinan Broadband and licensed content costs related to our new PPV and VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2011 increased approximately $1,627,000 to $2,215,000, as compared to $588,000 for the three months ended September 30, 2010.  The increase is mainly due to increased costs related to the development of our new PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the three months ended September 30, 2011, salaries and personnel costs accounted for 48% of our selling, general and administrative expenses.  During the three months ended September 30, 2011, salaries and personnel costs totaled $1,070,000, an increase of $937,000, or 704%, as compared to $133,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our new PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel.  For the three months ended September 30, 2011, these costs totaled $512,000, an increase of $369,000, or 259% as compared to $143,000 for the same period of 2010.

As we continue to grow our new PPV and VOD business, other expenses that have increased include investor relations, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our new PPV and VOD business.  Our costs for professional fees increased $606,000, or 326%, to $791,000 in the three months ended September 30, 2011, from $185,000 during the same period of 2010, primarily due to legal fees related to our new PPV and VOD business.

Depreciation and Amortization

Our depreciation expense decreased $2,000, or 0%, to $650,000 in the three months ended September 30, 2011 from $648,000 during the same period of 2010.

Our amortization expense decreased $93,000, or 18%, to $437,000 in the three months ended September 30, 2011 from $530,000 during the same period of 2010  The decrease is mainly attributable to amortization related to our AdNet software technology no longer being recognized due to the deconsolidation of AdNet.

Interest and Other Income (Expense), net

Interest income
Our interest income was $2,000 for both three month periods ended September 30, 2011 and 2010.

Interest expense
Interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and therefore we had no interest expense for the three months ended September 30, 2011.  Interest expense for the three months ended September 30, 2010 was $257,000.  The interest expense in 2010 included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

Inducement to convert and reduction in conversion price of convertible notes
For three months ended September 30, 2010, the Company recorded a charge of $6,706,000 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the July 2010 financings and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.

Cost of reduction in exercise price of certain warrants
The Company recorded a charge of $150,000 in 2010 related to the initial Class A Investor and Broker warrants issued in 2008.

Change in fair value of warrant liabilities
We recorded a gain of $755,000 classified as a change in fair value of warrants on our statement of operations for the three months ended September 30, 2010.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
Our contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $3,189,000 for the three months ended September 30, 2011 (none in 2010).

Loss on equity investment
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Hua Cheng.  We account for this investment under the equity method, which applies to investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence.  In accordance with this method, we recorded the earnings and losses attributable to the investment in the accompanying consolidated statements of operations.  Accordingly, for the three months ended September 30, 2011 we recorded a gain on equity investment of approximately $6,000 (none in 2010).

Gain on Deconsolidation of AdNet
Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,000.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the three months ended September 30, 2011, $192,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $141,000 during the same period of 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the three months ended September 30, 2011, $107,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $49,000 loss during the same period of 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner.  During the three months ended September 30, 2011, $119,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $18,000 during the same period of 2010.

Net Income (Loss) Attributable to Common Shareholders

Net income attributable to common shareholders for the three months ended September 30, 2011 was $544,000.  For the same period 2010, the Company had a net loss attributable to common shareholders of $9,546,000, a net income increase of $10,052,000, or 105%.  The increase is primarily due to significant costs in 2010 associated with the issuance of new warrants from the July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.   Further, there was a $3,189,000 gain recognized in 2011 from the change in fair value of contingent consideration.  This increase in net income was then offset by increases in 2011 from selling, general and administrative expenses associated with our new PPV and VOD business.

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

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

	9 Months Ended
	September 30,	September 30,	Amount	%
	2011	2010	Change	Change

Revenue	$5,573,000	$5,748,000	$(175,000)	-3%
Cost of revenue	3,791,000	3,372,000	419,000	12%
Gross profit	1,782,000	2,376,000	(594,000)	-25%

Selling, general and adminstrative expenses	6,311,000	1,927,000	4,384,000	228%
Professional fees	1,658,000	736,000	922,000	125%
Depreciation and amortization	3,281,000	3,080,000	201,000	7%
Impariments of long-lived assets	341,000	1,650,000	(1,309,000)	-79%

Loss from operations	(9,809,000)	(5,017,000)	(4,792,000)	96%

Interest & other income / (expense)
Interest income	7,000	4,000	3,000	75%
Interest expense	(1,000)	(530,000)	529,000	-100%
Right to purchase expense	(155,000)	-	(155,000)	-
Inducement to convert and reduction in conversion price of convertible notes	-	(6,706,000)	6,706,000	-100%
Cost of reduction in exercise price of certain warrants	-	(150,000)	150,000	-100%
Change in fair value of warrant liabilities	-	819,000	(819,000)	-100%
Change in fair value of contingent consideration	937,000	-	937,000	-
Gain on sale of securities	-	1,000	(1,000)	-100%
Loss on equity investment	(7,000)	-	(7,000)	-
Gain on deconsolidation of AdNet	470,000	-	470,000
Other	(42,000)	1,000	(43,000)	-4300%

Loss before income taxes and noncontrolling interests	(8,600,000)	(11,578,000)	2,978,000	-26%

Income tax benefit	262,000	336,000	(74,000)	-22%

Net loss, net of tax	(8,338,000)	(11,242,000)	2,904,000	-26%

Net loss attributable to noncontrolling interests	1,071,000	1,788,000	(717,000)	-40%

Net loss attributable to YOU On Demand shareholders	(7,267,000)	(9,454,000)	2,187,000	-23%

Dividends on preferred stock	-	(2,315,000)	2,315,000	-100%

Net loss attributable to YOU On Demand common s/h	$(7,267,000)	$(11,769,000)	$4,502,000	-38%

The following table breaks down the results of operations (unaudited) for the nine months ended September 30, 2011 and 2010 between our VIE operating companies and our non-operating companies.  Our VIE operating companies include Jinan Broadband, Shandong Media and Zhong Hai Video.

	9 Months Ended				9 Months Ended
	September 30, 2011				September 30, 2010
		% of				% of
		Total	Non-			Total	Non-
	Operating	Revenue	Operating	Total	Operating	Revenue	Operating	Total

Revenue	$5,573,000		$-	$5,573,000	$5,748,000		$-	$5,748,000
Cost of revenue	3,791,000		-	3,791,000	3,372,000		-	3,372,000
Gross profit	1,782,000	32%	-	1,782,000	2,376,000	41%	-	2,376,000

Selling, general and adminstrative expenses	2,795,000	50%	3,516,000	6,311,000	1,531,000	27%	396,000	1,927,000
Professional fees	122,000	2%	1,536,000	1,658,000	2,000	0%	734,000	736,000
Depreciation and amortization	1,929,000	35%	1,352,000	3,281,000	2,270,000	39%	810,000	3,080,000
Impairments to long-lived assets	129,000	2%	212,000	341,000	1,650,000	29%	-	1,650,000

Loss from operations	(3,193,000)	-57%	(6,616,000)	(9,809,000)	(3,077,000)	-54%	(1,940,000)	(5,017,000)

Interest & other income / (expense)
Interest income	7,000		-	7,000	4,000		-	4,000
Interest expense	(2,000)		-	(2,000)	(1,000)		(529,000)	(530,000)
Right to purchase expense	-		(155,000)	(155,000)	-		-	-
Inducement to convert and reduction in conversion price of convertible notes	-		-		-		(6,706,000)	(6,706,000)
Cost of reduction in exercise price of certain warrants	-		-		-		(150,000)	(150,000)
Change in fair value of warrant liabilities	-		-	-	-		819,000	819,000
Change in fair value of contingent consideration	-		938,000	938,000	-		-	-
Gain on sale of securities	-		-	-			1,000	1,000
Loss on equity investment	-		(7,000)	(7,000)	-		-	-
Gain on deconsolidation of AdNet	-		470,000	470,000	-		-	-
Other	(42,000)		-	(42,000)	-		1,000	1,000

Income (loss) before income taxes and noncontrolling interest	(3,230,000)		(5,370,000)	(8,600,000)	(3,074,000)		(8,504,000)	(11,578,000)

Income tax benefit	30,000		232,000	262,000	-		336,000	336,000

Net income (loss)	(3,200,000)		(5,138,000)	(8,338,000)	(3,074,000)		(8,168,000)	(11,242,000)

Net loss attributable to noncontrolling interest	1,071,000		-	1,071,000	1,788,000		-	1,788,000

Net income (loss) attributable to YOU on Demand shareholders	$(2,129,000)		$(5,138,000)	$(7,267,000)	$(1,286,000)		$(8,168,000)	$(9,454,000)

Dividends on preferred stock	-		-		-		(2,315,000)	(2,315,000)

Net income (loss) attributable to YOU On Demand common s/h	$(2,129,000)		(5,138,000)	(7,267,000)	$(1,286,000)		$(10,483,000)	$(11,769,000)

Revenues

Our revenues are generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Media.  As of September 30, 2011, Zhong Hai Video, our VOD business, had not fully commenced operations and, therefore, had minimal revenues through September 30, 2011.

Revenues for the nine months ended September 30, 2011 totaled $5,573,000, as compared to $5,748,000 for the same period of 2010.  The decrease in revenue of approximately $175,000, or 3%, is attributable to decreases in revenue from both Jinan Broadband and Shandong Media as discussed below.

For the nine months ended September 30, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based Internet consumers, cable modem consumers, business customers and other internet and cable services of $3,366,000 a decrease of $104,000, or 3%, as compared to revenues of $3,470,000 for 2010. The decrease is attributable to a decrease in our value-added services and HDMI services.

For the nine months ended September 30, 2011, Shandong Media's revenue consisted primarily of sales of publications and advertising revenue of $2,184,000, a decrease of $94,000, or 4%, as compared to $2,278,000 in 2010.  The decrease is attributable to decreases in our publication revenues.

For the nine months ended September 30, 2011, Zhong Hai Video earned $23,000 in other revenue, an increase of $23,000 as compared to $0 in 2010.  The increase is attributable to consulting services provided.

Gross Profit

Our gross profit for the nine months ended September 30, 2011 was $1,782,000, as compared to $2,376,000 for the same period of 2010.  The decrease in gross profit of approximately $594,000, or 25%, is due to both decreased revenue and increased costs at both Jinan Broadband and Shandong Media.  The increase in costs attributable to Jinan Broadband was due to increases in salaries and fixed maintenance costs.  The increase in costs attributable to Shandong Media was due to increases in printing costs.

Gross profit as a percentage of revenue was 32% for the nine months ended September 30, 2011, as compared to 41% for same period in 2010.  The decrease is due to both decreased revenue and increased costs at both Jinan Broadband and Shandong Media. In addition, we had increased costs attributable to licensed content related to our new PPV and VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2011 increased approximately $4,384,000 to $6,311,000, as compared to $1,927,000 for the nine months ended September 30, 2010.  The increase is mainly due to increased costs related to the development of our new PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the nine months ended September 30, 2011, salaries and personnel costs accounted for 53% of our selling, general and administrative expenses.  During the nine months ended September 30, 2011, salaries and personnel costs totaled $3,344,000, an increase of $2,363,000, or 241%, as compared to $981,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to corporate costs related to our new PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent, and travel.  For the nine months ended September 30, 2011, these costs totaled $1,499,000, an increase of $1,097,000, or 273% as compared to $402,000 for the same period of 2010.

As we continue to grow our new PPV and VOD business, other expenses that have increased include investor relations, maintenance, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our new PPV and VOD business.  Our costs for professional fees increased $922,000, or 125%, to $1,658,000 in the nine months ended September 30, 2011, from $736,000 during the same period of 2010, primarily due to our new PPV and VOD business.

Depreciation and Amortization

Our depreciation expense decreased $450,000, or 20%, to $1,818,000 in the nine months ended September 30, 2011 from $2,267,000 during the same period of 2010.   The decrease is due to equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $650,000, or 80%, to $1,463,000 in the nine months ended September 30, 2011 from $813,000 during the same period of 2010.  The increase is mainly attributable to $1,195,000 amortization costs related to intangible assets acquired in our Sinotop acquisition.

Interest income
Our interest income increased $3,000, or 75%, to $7,000 for the nine months ended September 30, 2011 from 4,000 during the same period of 2010.

Interest expense
For the nine months ended September 30, 2010, interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and therefore we had minimal interest of $1,000 for the nine months ended September 30, 2011.   Interest expense for the nine months ended September 30, 2010 was $530,000.  The interest expense in 2010 included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the Notes compounded monthly at the annual rate of five percent (5%).

Right to purchase shares
We recorded a charge of $155,000 related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 14 to the unaudited consolidated financial statements.

Inducement to convert and reduction in conversion price of convertible notes
For the nine months ended September 30, 2010, the Company recorded a charge of $6,706,000 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the July 2010 financings and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.

Cost of reduction in exercise price of certain warrants
For the nine months ended September 30, 2010, the Company recorded a charge of $150,000 related to the initial Class A Investor and Broker warrants issued in 2008.

Change in fair value of warrant liabilities
We recorded a gain of $819,000 classified as a change in fair value of warrants on our statement of operations for the nine months ended September 30, 2010.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
The contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $937,000 for the nine months ended September 30, 2011 (none in 2010).

Gain on sale of marketable equity securities
We had no sales of marketable equity securities during the nine month period ended September 30, 2011.   We recorded a gain of approximately $1,000 on the sale of our Cablecom Holding shares during the same period in 2010.

Loss on equity investment
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Hua Cheng.  We account for this investment under the equity method, which applies to investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence.  In accordance with this method, we recorded the earnings and losses attributable to the investment in the accompanying consolidated statements of operations.  Accordingly, for the nine months ended September 30, 2011 we recorded a loss on equity investment of approximately $7,000 (none in 2010).

Gain on Deconsolidation of AdNet
Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,000.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business.  During the nine months ended September 30, 2011, $506,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $1,079,000 during the same period of 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the nine months ended September 30, 2011, $219,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $691,000 during the same period of 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner.  During the nine months ended September 30, 2011, $345,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $18,000 during the same period of 2010.

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the nine months ended September 30, 2011 was $7,267,000, a decrease of $4,502,000, or 38%, as compared to $11,769,000 for the nine months ended September 30, 2010.  The decrease is primarily due to significant costs in 2010 associated with the issuance of new warrants from the July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.   Further, there was a $937,000 gain recognized in 2011 from the change in fair value of contingent consideration.  This decrease in net loss was then offset by increases in 2011 from selling, general and administrative expenses associated with our new PPV and VOD business.

Dividends on preferred stock

We recorded a beneficial conversion feature associated with the Series A and Series B Preferred Stocks, which was limited to the proceeds allocated to them.  Because the preferred stocks are immediately convertible at the option of the holder, we recorded deemed dividends of $2,315,000 in 2010 from the beneficial conversion feature associated with the issuances of the Series A and Series B Preferred Stock.

Liquidity and Capital Resources

As of September 30, 2011 we had cash and cash equivalents (including restricted cash) of approximately $10,126,000.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(3,123,000)	$(1,334,000)
Net cash used in investing activities	(3,119,000)	(2,309,000)
Net cash provided by financing activities	10,247,000	9,112,000
Effect of exchange rate change in cash	(463,000)	149,000
Net increase in cash and cash equivalents	3,542,000	5,618,000
Cash and cash equivalents at beginning of the period	6,584,000	2,191,000
Cash and cash equivalents at end of the period	10,126,000	7,809,000

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $3,123,000 and $1,334,000, respectively.  The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the nine months ended September 30, 2011 and 2010 used cash of $3,119,000 and $2,309,000, respectively.  For 2011, this amount consisted primarily of (i) $2,396,000 for additions to property and equipment and (ii) $215,000 loan to our Shandong Media shareholder and (iii) investments in intangibles of $428,000.  For 2010, this amount consisted of (i) $1,162,000 for additions to property and equipment, (ii) $575,000 investment in an equity company associated with Sinotop and (iii) $508,000 net loans to our Shandong Media shareholders.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2011and 2010 was $10,247,000 and $9,112,000 respectively.  For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.  For 2010, the amount consisted primarily of net proceeds of $9,128,000 from the sale of equity securities.

As previously disclosed, the Company consummated financings in June 2011 and July 2010 which resulted in gross proceeds of $10.9 million and $9.625 million, respectively.  While we believe that our current cash balance in addition to anticipated cash inflows will sustain our present level of business operations for the next twelve months, we anticipate that we may need to raise additional funds to fully implement our business model and related strategies.  The fact that we have incurred significant continuing losses and have relied on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern.

Obligations Under Material Contracts

On March 7, 2008, we entered into a cooperation agreement with Shandong Broadcast and Modern Movie, pursuant to which Shandong Broadcast and Modern Movie contributed their entire businesses and transferred certain employees to Shandong Media in exchange for a 50% stake in Shandong Media.  In exchange, we were required to pay 10 million RMB (approximately $1.5 million), which was contributed to Shandong Media as working and acquisition capital.  Based on certain financial performance requirements, we were required to make an additional payment of 5 million RMB (approximately US $781,800).  In 2008, we recorded the additional payment due as an increase to our Shandong Media noncontrolling interest account.  We are currently in discussions with Shandong Broadcast and Modern Movie with regards to the outstanding $781,800 payment.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the guidance of ASU 2011-05 must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted, and ASU 2011-05 does not require any incremental disclosures in addition to those already required under ASC 2505 or under any transition disclosures.  We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2011.

Item 3.    Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6.    Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

YOU ON DEMAND HOLDINGS, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document