Form 10-K
period 2011-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2012-03-30
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $55,140,921.  Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 10,468,116 shares of the registrant’s common stock outstanding as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None.

YOU ON DEMAND HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2011

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•
“AdNet” refers to Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a Adnet Media Technologies (Beijing) Co., Ltd.), a PRC company previously controlled by CB Cayman through a contractual arrangement;

•	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing;
•	“Jinan Broadband” refers to Jinan Guangdian Jia He Broadband Co., Ltd., a PRC joint venture owned 51% by WFOE and 49% by Jinan Parent;
•	“Jinan Parent” refers to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC company;
•	“Jinan Zhong Kuan” refers to Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd., a PRC company owned 90% by Pu Yue and 10% by Liang Yuejing, PRC individuals
•	“Modern Movie” refers to Modern Movie & TV Biweekly Press, a PRC company;
•	“Networks Center” refers to Jinan Radio & Television Network;
•	“PPV” refers to pay-per-view;
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SARFT” refers to the State Administration of Radio, Film & Television, an executive branch under the State Council of the People’s Republic of China;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
•	“Shandong Media” refers to Shandong Lushi Media Co., Ltd., a PRC company owned 50% by Jinan Zhong Kuan, 30% by Shandong Broadcast and 20% by Modern Movie;
•	“Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;
•	“Sinotop” or “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by Sinotop Hong Kong through contractual arrangements;
•	“Sinotop Hong Kong” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Media and Sinotop Beijing;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company wholly-owned by CB Cayman; and
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong;
•	“Zhong Hai Video” refers to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing.

In this report we are relying on and we refer to information and statistics regarding the media industry in China that we have obtained from various public sources.  Any such information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

We operate in the Chinese media segment, through our Chinese subsidiaries and variable interest entities (“VIEs”): (1) a business which provides integrated value-added service solutions for the delivery of pay-per-view (“PPV”), video on demand (“VOD”), and enhanced premium content for cable providers, (2) a cable broadband business based in the Jinan region of China and (3) a television program guide, newspaper and magazine publishing business based in the Shandong region of China.

On July 30, 2010, we acquired Sinotop Group Limited (“Sinotop Hong Kong”) through our subsidiary China Broadband, Ltd. (“CB Cayman”).  Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”) which is the 80% owner of our Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”) joint venture.  Through Zhong Hai Video, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.

Through our VIE Jinan Guangdian Jia He Broadband Co., Ltd. (“Jinan Broadband”), we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services.  This broadband business constitutes 62% and 63% of our revenues in 2011 and 2010, respectively.

Through our VIE Shandong Lushi Media Co., Ltd. (“Shandong Media”), we operate a print-based media business, which includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information-related services, copyright transactions, the production of audio and video products, and the provision of audio value-added communication services.  Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  This print-based media business accounted for 38% and 37% of our revenues in 2011 and 2010, respectively.

Our Pay-Per-View and Video On Demand Business

Through our acquisition of Sinotop Hong Kong and its VIE Sinotop Beijing, we have an exclusive 20-year joint venture with China Home Cinema (“CHC”) to become the first national PPV and VOD platform in China.  We will operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC, for operating and marketing PPV, transactional video on demand (“TVOD”), subscription video on demand (“SVOD”), near video on demand (“NVOD”), and related value-added services (“VAS”).  Our platform and services include content and distribution arrangements, governmental partnerships and approvals, infrastructure, encoding and transcoding, metadata management, marketing services, research and data.  Our core revenues will be generated from both a one-time fee for our TVOD services, as well as a monthly fee for our SVOD services.

We are China’s most sophisticated aggregator of VOD content, offering a suite of services modeled after the most successful VOD platforms in the world.  Led by extensive industry experience and comprehensive analyses of consumer viewing habits, our TVOD and SVOD services are designed to maximize buys and revenue.  We currently provide cable television household subscribers the ability to view top Hollywood titles, high-grossing domestic content and other popular movies, such as The Harry Potter Series.  Our platforms provide viewers with access to the best selection of quality content at the earliest possible VOD windows for the most pleasurable viewing experience with full DVD-like control.  All content will be available in high definition with select content also available in 3D.  We will also offer free content including trailers, behind-the-scenes footage, celebrity interviews and more.

We currently have distribution agreements with Warner Bros., Disney Media Distribution, Lionsgate, Gravitas Ventures, American Media Works, K2 Communications and Film Buff.  We currently reach 3 million cable television homes, having launched in Jinan, Jilin and Cixi in January of 2012.  In addition, we plan to expand our content offering to include Kids, Sports, Music, Karaoke and Events.  Currently, there is no other provider offering VOD or SVOD services on a national level in China.

China is the largest cable TV market in the world with 400 million total TV households and 202 million cable TV households with an untapped potential for premium content.  China expects to be twice the size of the United States in terms of digital households by 2015. With the increase of middle class income and greater disposable budgets, we anticipate seeing greater demand for entertainment, including movies, concerts and sporting events. This projection has been reflected through box office receipts, up 29% in 2011 from 2010 according to China’s Film Bureau, and the exploding sales of flat screen televisions, with total television shipments to China increasing 19% in 2011, and 90% of all current televisions in the region being LCD, according to NDP Display Research. Premium content remains scarce in the market and we believe the key opportunity for growth is in China’s next generation broadcasting initiatives, which is expected to power 200 million digital cable customers with high definition television, internet and 2-way interactive service capability by 2020, according to the Chinese State Administration of Radio, Film and Television.

Our Broadband Business

Jinan Guangdian Jia He Digital Television Co., Ltd. (“Jinan Parent”), the entity that sold 51% of its cable broadband business to us, is an emerging cable TV consolidator and operator in China’s cable broadband market.   Jinan Broadband, which is 49% owned by Jinan Parent and 51% owned by Beijing China Broadband Network Technology Co., Ltd. (our “WFOE”), is operated in accordance with a cooperation agreement and one or more operating agreements, including an exclusive service agreement.  Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and exclusive service agreement with Jinan Radio & Television Network (“Networks Center”), the only cable TV operator in Jinan.  Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperate and provide each other with technical services related to their respective broadband, cable and internet content-based businesses.

We believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Networks Center.  Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable.  (See www.jinan.gov.cn ).  The broadband internet business in China has limited competition, since we were granted an exclusive service agreement with Jinan Parent which provide us the right and license to operate via cable and use of the cable resources in the Jinan region.

Our Publishing Business

Shandong Media, our print-based media business, is 50% owned by Shandong Broadcast & TV Weekly Press (“Shandong Broadcast”) and Modern Movie & TV Biweekly Press (“Modern Movie”) (together the “Shandong Newpaper Entities”) and 50% owned by Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd. (“Jinan Zhong Kuan”), an entity controlled by us through a series of contractual arrangements.  Through Shandong Media, our print-based media business includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services.  Our cooperation agreement with Shandong Broadcast and Modern Movie also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by Shandong Broadcast and Modern Movie.

 In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Media has:

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

•
Modern Movie Times Magazine (Bi-Weekly).  Modern Movie Time Magazine is published jointly by Shandong TV Drama and Movie Production Center and Shandong TV Station.  Ranked among the top 100 magazines for 5 consecutive years in China, it’s among the most popular magazines in Northern China.  Modern Movie Times Magazine reached 100,000 copies in circulation on a bi-weekly basis in 2010.

•
Music Review and Korea Drama (monthly). These are two smaller publications that were acquired in 2009.  Circulation in each of these magazines is small.  They are currently distributed in larger cities.  We feel that there is good growth potential for both publications as we integrate them into our distribution and content channels.

Recent Corporate Developments

Shandong Media

Adnet

We acquired Adnet Media Technologies (Beijing) Co., Ltd. (“AdNet”), during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009, we permanently suspended day-to-day operations of AdNet.  Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.  Due to recent advancements in other advertising technologies, we determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business.  As such, effective on September 2, 2011, we terminated the VIE arrangement with AdNet and thereby relinquished our control and any right to economic benefit with respect to the operations of Adnet.  In addition, we were released of any future liabilities with respect to AdNet.

Name Change

On February 23, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to change the name of the Company from “China Broadband, Inc.” to “YOU On Demand Holdings, Inc.”

Corporate Structure

The following chart depicts our corporate structure as of the date of this report:

YOU ON DEMAND HOLDINGS, INC.
100%
CB CAYMAN
100%
1
100%
100%
JINAN ZHONG KUAN
2
7
WFOE
SINOTOP HONG KONG
50%
51%
100%
SHANDONG MEDIA
5
JINAN BROADBAND
4
YOD WFOE
3
30%
20%
49%
100%
6
MUSIC REVIEW PRESS
SHANDONG BROADCAST
MODERN MOVIE
JINAN PARENT
SINOTOP BEIJING
48%
80%
8
NETWORKS CENTER
ZHONG HAI VIDEO
LEGEND:
Direct ownership
Contractual relationship

1.	Controlled through a Trust Agreement with controlling shareholder(s).
2.	Equity Pledge of 100% of Jinan Zhong Kuan in favor of WFOE.
3.
Exclusive Advertising Agency and Exclusive Consulting Service Agreements dated June 2, 2008 between Shandong Media, Shandong Broadcast, Modern Movie and Music Review Press; Cooperation Agreement dated as of March 7, 2008, between Jinan Zhong Kuan, Shandong Broadcast and Modern Movie.

4.
Exclusive Service Agreements dated December 2006 and March 2007 between Jinan Broadband, Jinan Parent and Networks Center; Cooperation Agreement dated as of January 2007 between Jinan Broadband and Networks Center; Cooperation Agreement dated as of December 26, 2006 between CB Cayman and Jinan Parent.

5.	Media Cooperation Agreement.
6.	Sinotop VIE Agreements, including with Zhang Yan, the sole shareholder of Sinotop Beijing.
7.	Controlled through a Loan Agreement dated January 2008, an Equity Option Agreement dated January 2008, a Trustee Arrangement dated January 2008, and a Power of Attorney dated January 2008.
8.	Sinotop Joint Venture Agreements with Zhong Hai Video. Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) owns 20% of Zhong Hai Video.

VIE Structure and Arrangements

Jinan Broadband

In December 2006, through our WFOE, we entered into a cooperation agreement with Jinan Parent, pursuant to which we acquired and currently own a 51% controlling interest in Jinan Broadband.  The cooperation agreement provides that Jinan Broadband’s operations and pre-tax revenues would be assigned to our WFOE for 20 years, effectively providing for an acquisition of the business.  In consideration for this 20 year business and management rights license, we paid approximately $2,572,000, including expenses, in March 2007 and the remaining approximate $3.2 million (based on RMB 23 million) in March of 2008.  While this acquisition was completed in late March of 2007 with an effective transfer of assets date of April 1, 2007, we commenced certain operational oversight of this entity prior to such time.

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

Sinotop Beijing

On July 30, 2010, we acquired Sinotop Hong Kong through CB Cayman.  Through a series of contractual arrangements, Sinotop Hong Kong controls Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is the 80% owner of the Zhong Hai Video joint venture, which was established to provide integrated value-added service solutions for the delivery of PPV, VOD and enhanced premium content for cable providers.

In March 2010, Sinotop Hong Kong entered into a management services agreement with Sinotop Beijing pursuant to which Sinotop Beijing pays consulting and service fees, equal to 100% of all pre-tax revenues of Sinotop Beijing, to Sinotop Hong Kong for various management, technical, consulting and other services in connection with its business.  Payment of the fees under the management services agreement is secured through an equity pledge agreement pursuant to which the sole shareholder of Sinotop Beijing pledged all equity interests in Sinotop Beijing to Sinotop Hong Kong.  In addition, Sinotop Hong Kong entered into a voting rights agreement with Sinotop Beijing and the sole shareholder of Sinotop Beijing, whereby Sinotop Hong Kong was entrusted with all of the voting rights of the sole shareholder of Sinotop Beijing.  Through these contractual arrangements, upon our acquisition of Sinotop Hong Kong, we acquired control over, and rights to 100% of the economic benefit of Sinotop Beijing.  Accordingly, Sinotop Beijing is considered a VIE and, therefore, is consolidated in our financial statements.

Shandong Media

On March 7, 2008, we entered into the Shandong Cooperation Agreement with the Shandong Newspaper Entities.  The Shandong Cooperation Agreement provides for, among other terms, the creation of a joint venture entity in the PRC, Shandong Media, that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Entities pursuant to exclusive licenses.  In addition, Shandong Media entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Entities and another third party, Music Review Press, which requires that the Shandong Newspaper Entities and Music Review Press shall appoint Shandong Media as their exclusive advertising agent and provider of technical and management support for a fee.

Under the terms of the Shandong Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper Entities contributed their entire Shandong newspaper business and transferred certain employees to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned directly by Jinan Zhong Kuan and indirectly by our WFOE in the PRC in the second quarter of 2008, with the joint venture becoming operational in July of 2008.  In exchange, therefore, the Shandong Cooperation Agreement provided for total initial consideration from us of approximately $1.5 million (approximately 10 million RMB).  As part of the transaction, and to facilitate our subsidiary’s ownership and control over Shandong Newspaper under PRC law, through our WFOE in the PRC, this acquisition was completed in accordance with a pledge and loan agreement, pursuant to which all of the shares of Shandong Media which we acquired are held in trust on our behalf by a nominee holder, as security for a loan to Shandong Media’s parent seller.

Currently, we are entitled to 100% of the pre-tax income of Jinan Zhong Kuan, the 50% owner of Shandong Media in two ways, which are discussed below.

First, there are two individual owners of Jinan Zhong Kuan which hold all of the equity in that company in trust for the benefit of CB Cayman, pursuant to trustee arrangements entered into with them in 2008.  The trustee arrangements relieve the individual shareholders from any responsibilities for the day-to-day operations of the company and any liability arising from their role as equity holders.  All actions taken by them as shareholders will be in accordance with instructions provided by CB Cayman.  The trustee arrangements provide that, in consideration for an up-front fee paid by CB Cayman, and monthly cash payments thereafter, the equity holders of Jinan Zhong Kuan will hold the equity of Jinan Zhong Kuan in trust for, and only for the benefit of, CB Cayman.  We believe CB Cayman’s right to receive 100% of the dividends paid on the equity held in trust for it by the two individuals is appropriate under PRC transfer pricing rules, which are found in Arts. 41-48 of the PRC Enterprise Income Tax Law and Arts. 109-123 of the Implementing Regulations thereunder, and complies with the “arm’s length principle” mandated by Art. 41 of the Enterprise Income Tax Law, because those individuals have no responsibilities and take no risk in connection with their role as trustee shareholders other than to vote when requested and as directed by CB Cayman.

As a practical matter, however, there are not likely to be any dividends paid on the equity of Jinan Zhong Kuan, because all of its pre-tax income is required to be paid over to the WFOE under the terms of an exclusive services agreement entered into in January 2008. Under the terms of the exclusive services agreement, the WFOE is obligated to provide all management, technical and support services needed by Jinan Zhong Kuan and is entitled to receive 100% of the pre-tax income of Jinan Zhong Kuan in exchange. Jinan Zhong Kuan has no income other than profit distributions from Shandong Media.  Jinan Zhong Kuan and our WFOE are related parties, and all of the risk and burden of the operations of Jinan Zhong Kuan is shifted to the WFOE under the exclusive services agreement, and therefore all of the economic benefit is shifted to the WFOE, as well.  If the PRC tax authorities were to disagree with our position regarding the pricing under the exclusive services agreement between Jinan Zhong Kuan and the WFOE, there is no potential for past-due tax liability with respect to Jinan Zhong Kuan because, as noted above, Jinan Zhong Kuan has never recognized any profits.

The Company, through CB Cayman, is the sole owner of the WFOE, and exercises the overall voting power over the WFOE.  In addition, through the various contractual agreements between CB Cayman, the trustees, the WFOE and Jinan Zhong Kuan, as discussed above, Jinan Zhong Kuan is considered a VIE.  As the Company bears all risks and is entitled to all benefits relating to the investment in Jinan Zhong Kuan, the Company is a primary beneficiary of Jinan Zhong Kuan and is required to consolidate Jinan Zhong Kuan under the variable interest model.  With respect to Shandong Media, it cannot finance its own activities without the cash contribution from Jinan Zhong Kuan.  In addition, apart from its 50% equity interest in Shandong Media, Jinan Zhong Kuan has the obligation to bear expected losses and receive expected returns through the exclusive services agreement, which entitles Jinan Zhong Kuan to all net profits of Shandong Media.  Accordingly, due to the nature of our ownership/control of Jinan Zhong Kuan and Shandong Media, they are considered VIEs and therefore are consolidated in our financial statements as of December 31, 2011 included in this Report.

On January 19, 2012, through Jinan Zhong Kuan, we entered into a Memorandum of Understanding (“MOU”) with the Shandong Newspaper Entities pursuant to which we expressed the intention to amend the terms of the Shandong Cooperation Agreement such that, upon execution of a formal agreement, we will transfer an aggregate of 20% of our ownership interest in Shandong Media to the Shandong Newspaper Entities.  Accordingly, following this transfer, we will own, through Jinan Zhong Kuan, a 30% interest in Shandong Media.  As of the date of this Report, a formal agreement had not yet been executed and the VIE structure discussed above remains in place.  Therefore, Shandong Media continues to be a VIE consolidated in our financial statements.

AdNet

On April 7, 2009, we acquired AdNet, a development stage company, whose primary business was, until December 2009 as discussed below, the delivery of multimedia advertising content to internet cafés in the PRC.   Pursuant to the terms of this acquisition, we issued 150,065 shares of our common stock to AdNet’s shareholders in exchange for 100% of AdNet’s equity ownership and $100,000 paid to us.  As part of the terms of this acquisition, and to facilitate our ownership and control over AdNet under PRC law, we loaned AdNet $100,000 pursuant to a loan agreement and equity option agreement, and all of the shares of AdNet are held by a trustee appointed by us to act as directed by CB Cayman.  Due to the nature of our ownership/control of AdNet, it was considered a VIE and, therefore, was consolidated in our financial statements until September 2011, as discussed below.

Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.  Due to recent advancements in other advertising technologies, we determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business.  As such, effective on September 2, 2011, we terminated the VIE arrangement with AdNet and thereby relinquished our control and any right to economic benefit with respect to the operations of Adnet.  In addition, we were released of any future liabilities with respect to AdNet.  Accordingly, due to the termination of the VIE arrangement, AdNet is no longer considered to be a VIE and was deconsolidated in September 2011.

Our Industry

Until 2005, there were over 3,000 independent cable operators in the PRC.  While the State Administration of Radio, Film and Television (“SARFT”), an executive branch under the State Council of the PRC, has advocated for national consolidation of the country’s sprawling cable networks, the consolidation has primarily occurred at the provincial level.  The 30 provinces are highly variable in their consolidation efforts and processes.  To expedite consolidation, SARFT announced in 2010 that it would permit and encourage state-owned cable operators to expand and consolidate through mergers and acquisitions.  We believe that as consolidation proceeds it will smooth the way to two-way digitization through common technical standards.

We believe that SARFT and its broadcasters are currently focusing on increasing subscription revenues by converting Chinese television viewers from “analog” service to “digital” (pay TV) service.  The digitalization efforts include providing upgraded digital set-top-boxes free of charge that will provide the bandwidth to deliver pay channels and services beyond the basic tier as part of a digital television service bundling initiative.  Aligned with its intention to spur convergence of cable TV and telecommunications, the Chinese government has mandated completion of the digital conversion of its cable infrastructure by 2015.

Our Competition

Pay-Per-View and Video On Demand Business

We currently have no direct competitors in China that offer PPV and VOD services over a cable platform.  Although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our partnership with CCTV-6’s pay channel, CHC, and first to market advantage.

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

Our Growth Strategy

We intend to implement the following strategic plans to take advantage of industry opportunities and expand our business:

•
Pay-Per-View and Video On Demand Services. Through our acquisition of Sinotop Hong Kong, and its VIE, Sinotop Beijing, which is a party to two joint ventures consisting of partnerships with CHC, we have received the rights to utilize a valuable national license to deploy PPV and VOD services onto cable TV networks throughout China. Currently, we have access to some of the largest movie libraries in China and the U.S., and we will continue to acquire content from entertainment companies and studios in the U.S. and other parts of the world to deliver an integrated solution for enhanced premium content through cable providers. There are over 201 million cable television households in China and we plan to capitalize on the revenue opportunities as the government continues to mandate the switch from analog to digital cable by 2015.

•
Focus on Additional Delivery Platforms. Once we build an extensive entertainment content library and establish our reputation within the cable television industry, we plan to expand the distribution of our content over multiple delivery platforms including internet, mobile, Internet Protocol television (“IPTV”), and satellite to expand our product offerings and diversify our revenue streams.

•
Deployment of Value-Added Services. To augment our product offerings and create other revenue sources, we work with strategic partners to deploy value-added services to our cable broadband customers.  Value-added services, including multiple content offerings, will become a focus of revenue generation.

Our Customers

As of December 31, 2011, Jinan Broadband had approximately 60,000 cable internet subscribers.  Shandong Publishing had, in aggregate amongst its various titles, a reader base of approximately 225,000 persons.  All of our customers are in the PRC.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements, and, in addition to our right to own and operate Jinan Broadband, we own the trademark “YOU On Demand,” which is registered in the PRC.   We intend to apply for other trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Our Employees

As of December 31, 2011, we had a total of 217 full-time employees. The following table sets forth the number of our employees by function at December 31, 2011.

Function	Number of Employees
Sales and Marketing	39
Technical	44
Research and Development	3
Operating	91
Financial	17
Administrative	23
TOTAL	217

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

Regulation

General Regulation of Businesses

Our PRC-based operating subsidiaries and VIEs are regulated by the national and local laws of the PRC. The radio and television broadcasting industries is highly regulated in China.  Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets.  SARFT regulates the radio and television broadcasting industry.  In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next.  The SARFT interest group controls broadcasting assets and broadcasting contents in China.

The Ministry of Industry Information (“MII”) plays a similar role to SARFT in the telecom industry.  China’s telecom industry is much more deregulated than the broadcasting industry.  While China’s telecom industry has substantial financial backing, SARFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

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

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and other government agencies in China that approve transactions such as our acquisition of Jinan Broadband.  Additionally, foreign ownership of business and assets in China is not permitted without specific government approval.  For this reason, we acquired only 51% of Jinan Broadband, with the remaining 49% owned by Jinan Parent and its affiliates.  Sinotop Beijing was acquired through our acquisition of Sinotop Hong Kong, which controls Sinotop Beijing through a series of contractual agreements.   We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries.

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

Taxation
On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions.  As a result, our PRC operating entities and VIEs are subject to an earned income tax of 25.0%.  Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.  For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law,” we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Foreign Currency Exchange

All of our sales revenue and significant expenses are denominated in RMB.  Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE.  In particular, if our PRC operating entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches.  These limitations could affect our PRC operating entities’  ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC entities.  However, PRC regulations restrict the ability of our PRC entities to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC entities only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital.  These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the new EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, or Notice 112, which was issued on January 29, 2008, and the  Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties , or Notice 601, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our entities may be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

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

Our auditors have included an explanatory paragraph in their report dated as of March 30, 2012 on our consolidated financial statements for the year ended December 31, 2011, indicating that there is substantial doubt regarding our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2011 and 2010 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.   If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

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

Our operations and financial results are dependent on our VIEs in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of each of our VIEs. These contractual arrangements are not as effective in providing control over the VIEs as direct ownership. For example, one of the VIEs may be unwilling or unable to perform their contractual obligations under our commercial agreements. Consequently, we would not be able to conduct our operations in the manner currently planned. In addition, any of the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

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

We may be unable to compete successfully against new entrants and established internet industry competitors.

The Chinese market for internet content and services is intensely competitive and rapidly changing. Barriers to entry are relatively minimal, and current and new competitors can launch new websites at a relatively low cost.  Many companies offer competitive products or services including Chinese language-based Web search, retrieval and navigation services, wireless value-added services, online games and extensive Chinese language content, informational and community features and e-mail.  In addition, as a consequence of China joining the World Trade Organization, the Chinese government has partially lifted restrictions on foreign-invested enterprises so that foreign investors may hold in the aggregate up to approximately 51% of the total equity ownership in any value-added telecommunications business, including an internet business in China.

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

If our providers of bandwidth and server custody service fail to provide these services, our business could be adversely affected.

We rely on affiliates of Jinan Parent to provide us with bandwidth and server custody service for internet users.  If Jinan Parent or their affiliates fail to provide such services or raise prices for their services, we may not be able to find a reliable and cost-effective substitute provider on a timely basis or at all. If this happens, our business could be adversely affected.

We may be unable to compete successfully against new entrants and established film and media industry competitors.

The Chinese market for film and media content and services is intensely competitive and rapidly changing. Barriers to entry may be relatively minimal, and current and new competitors may be able to provide film and media content at a lower cost.  Although the Chinese government continues to improve its efforts to enforce intellectual property protection, pirated film and media content continues to be prevalent in China, which may reduce our potential profits.  In addition, other companies offer competitive products or services including Chinese language content.

Because many of our existing competitors, as well as a number of potential competitors, have longer operating histories in the film and media market, greater name and brand recognition, better connections with the Chinese government, larger customer bases and libraries and significantly greater financial, technical and marketing resources than we have, we cannot assure you that we will be able to compete successfully against our current or future competitors. Any increased competition could reduce our subscribers, make it difficult for us to attract and retain subscribers, reduce or eliminate our market share, lower our profit margins and reduce our revenues.

Our PPV and VOD business depends on third parties to provide the programming that we offer to subscribers in China, and if we are unable to secure access to this programming, we may be unable to attract subscribers.

Our PPV and VOD business depends on third parties to provide us with programming content which we would distribute to our subscribers in China. We continue to negotiate with various U.S. entertainment studios to secure access to additional programming content, however, we may not be able to obtain access to additional programming content on favorable terms or at all.  If we are unable to successfully negotiate agreements for access to more high quality programming content, we may not be able to attract many subscribers for our service and our operating results would be negatively affected.

If we are unable to attract many subscribers for our PPV and VOD services, or are unable to successfully negotiate additional agreements with cable television providers in China to deliver our programming content, our financial performance will be adversely affected.

At present, there is a limited market for PPV and VOD services in China, and there is no guarantee that a market will develop or that we will be able to attract subscribers to purchase our services.  In addition, we rely on cable television providers to deliver our programming content to subscribers and we may not be able to negotiate additional agreements to deliver our programming content on favorable terms or at all.  If we are unable to attract many subscribers or successfully negotiate additional delivery agreements with cable television providers, our financial performance will be adversely affected.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 “SOX 404”, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007.  Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

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

In connection with the preparation and audit of our 2011 financial statements and notes, we were informed by our auditor, UHY LLP, or UHY, of certain accounting and reporting deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial procedures.  We have devoted significant resources since 2010 to upgrade our internal controls.  We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and continue to upgrade all internal control-related processes.

Because of the above-referenced deficiencies and weaknesses in our disclosure controls and procedures and internal control over financial reporting, we may be unable to comply with the SOX 404 internal controls requirements.  As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 8.7% and as low as -1.6%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

We are a U.S. corporation which indirectly owns more than a 50% interest in certain Chinese operating companies, and also owns 50% or less of certain other Chinese operating companies.  The Chinese subsidiaries in which we own more than a 50% interest are classified as Controlled Foreign Corporations (“CFC”) for U.S. tax purposes.  Under the CFC tax rules, if a Chinese subsidiary’s income is considered to be foreign personal holding company or foreign sales or services income, such income could be subject to U.S. taxation whether or not distributed to us under the current U.S. tax rules.

On the other hand, the Chinese subsidiaries in which we own 50% or less, might be classified as a Passive Foreign Investment Company (“PFIC”) by the United States Internal Revenue Service.  This characterization could result in adverse U.S. tax consequences to us.  For example, if our Chinese subsidiary is a PFIC, we might become subject to increased U.S. tax liabilities and will also become subject to additional reporting requirements. The determination of whether or not the subsidiary is a PFIC is made on an annual basis, and those determinations depend on the composition of its income and assets.  We intend to operate our business so as to minimize the risk of PFIC treatment.  However, you should be aware that certain factors that could affect classification as PFIC are outside of our control.  In the event our Chinese subsidiaries are determined to be a PFIC, our stock may become less attractive to U.S. investors, which may negatively impact the price of our common stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

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

Mr. Shane McMahon, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 58.91% of our outstanding voting securities, and Mr. Weicheng Liu, a Senior Executive Officer,  is the beneficial owner of approximately 12.34% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence and can elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our principal executive offices are located at 27 Union Square West, Suite 502, New York, New York 10003.  We do not currently have a lease agreement for the use of this office space and currently pay $10,000 per month for the use of this space.

The principal address of Zhong Hai Video is Suite 2603-2607, Building AB, Office Park, 10 Jintong West Road, Chaoyang District, Beijing 100020 China.  We paid approximately $277,000 for rent in 2011.

The principal address of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255.  We paid approximately $81,000 for rent in 2011.

The principal address of Shandong Media is Qing Nian Dong Lu No. 26, Lixia District, Jinan City.  We paid approximately $82,000 for rent in 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CBBD” on the OTCBB.   Trading of our common stock is sometimes limited and sporadic.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices were adjusted for the 75-for-1 reverse stock split that occurred on February 9, 2012 and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$6.750	$3.750
2nd Quarter	9.000	3.750
3rd Quarter	9.000	3.750
4th Quarter	5.250	3.750

Year Ended December 31, 2010
1st Quarter	$15.000	$6.000
2nd Quarter	12.000	5.250
3rd Quarter	8.250	3.750
4th Quarter	5.625	2.250
________________________
(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 30, 2012, there were approximately 365 holders of record of our common stock.  This number excludes the shares of our common stock beneficially owned by stockholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividends

We have never declared or paid a cash dividend.  Any future decisions regarding dividends will be made by our Board of Directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our Board of Directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries.  PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to our parent which, in addition to restricting our cash flow, limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

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

Through our VIE, Sinotop, and it’s 80% owned operating joint venture Zhong Hai Video, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers.  Zhong Hai Video's revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.

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

June 2011 Private Placements

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited or Fidelity, as professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to the funds managed by Fidelity and its affiliates an aggregate of 979,213 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds to the Company of $6,462,806.  Pursuant to the securities purchase agreement with Fidelity, we could not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that are exercisable or convertible into common stock except for (i) up to 1,958,426 shares of our common stock at a per share price equal to or greater than US$6.60, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 666,667 shares of our common stock, with a per share exercise price equal to or greater than US$6.60, and (iv) pursuant to our 2010 Equity Incentive Plan, options to purchase up to an aggregate of 440,000 shares of our common stock to new and existing employees in the normal course of business.

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

On June 7, 2011, we completed a private placement transaction with a group of twenty-seven accredited investors.  Pursuant to a securities purchase agreement between us and the investors, we issued to the investors an aggregate of 675,000 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds of $4,455,000.  The offer and sale of the shares to the accredited investors was made in compliance with the securities purchase agreement with Fidelity and following the private placement with the accredited investors we could have, without the prior written consent of Fidelity, sell up to an aggregate of 75,000 shares of our common stock during the six month period following the closing of the private placement transaction with Fidelity at a per share price equal or greater to US$6.60.  On December 4, 2011, we granted Fidelity an extension of this right to purchase for an additional six months.

The foregoing discussion of the June 3, 2011 and June 7, 2011 private placements reflects share amounts and share prices on a post-split basis following our February 9, 2012 75-for-1 reverse stock split.

Recent Developments

On March 7, 2008, we entered into a cooperation agreement, or the Shandong Cooperation Agreement, with the Shandong Newspaper Entities.  The Shandong Cooperation Agreement provided for, among other things, the creation of a joint venture entity in the PRC, Shandong Media, that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Entities pursuant to exclusive licenses.  In addition, Shandong Media entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Entities and another third party, Music Review Press, which requires that the Shandong Newspaper Entities and Music Review Press shall appoint Shandong Media as their exclusive advertising agent and provider of technical and management support for a fee.

Under the terms of the Shandong Cooperation Agreement and related pledge and trust documents, the Shandong Newspaper Entities contributed their entire Shandong newspaper business and transferred certain employees to Shandong Media in exchange for a 50% stake in Shandong Media, with the other 50% of Shandong Media to be owned directly by our VIE, Jinan Zhong Kuan, and indirectly by our WFOE in the PRC in the second quarter of 2008, with the joint venture becoming operational in July of 2008.  Pursuant to the Shandong Cooperation Agreement, we agreed to make an initial capital contribution of RMB 10 million to Shandong Media, and would thereafter make an additional capital contribution of RMB 5 million based on Shandong Media’s operational results during its first year of operation.

On January 19, 2012, through Jinan Zhong Kuan, we entered into a Memorandum of Understanding (“MOU”) with the Shandong Newspaper Entities pursuant to which, pending execution of a formal agreement, we will amend the terms of the Shandong Cooperation Agreement such that in lieu of making the remaining RMB 5 million capital contribution to Shandong Media in accordance with the Shandong Cooperation Agreement, we will pay RMB 1 million to Shandong Media and transfer an aggregate of 20% of our ownership interest in Shandong Media to the Shandong Newspaper Entities.  Accordingly, following a formal agreement to execute this transfer, we will own, through Jinan Zhong Kuan, a 30% interest in Shandong Media.  As of the date of this report, a formal agreement to execute this transfer had not yet occurred.  We entered into this MOU with the intention to save operational costs and focus our resources on growing our pay-per-view and video on demand (including both TVOD and SVOD) platform and services in the PRC.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
Growth in the Chinese Economy. We operate in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses.  China has experienced significant economic growth, achieving an average annual growth rate of approximately 10% in gross domestic product from 1996 through 2011.  China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession.  However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

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

Consolidated Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operation.

	Year Ended
	December 31,	December 31,	Amount	%
	2011	2010	Change	Change

Revenue	$7,868,000	$7,649,000	$219,000	3%
Cost of revenue	5,526,000	4,722,000	804,000	17%
Gross profit	2,342,000	2,927,000	(585,000)	-20%

Selling, general and adminstrative expenses	8,801,000	3,919,000	4,882,000	125%
Professional fees	2,115,000	1,240,000	875,000	71%
Depreciation and amortization	4,424,000	4,283,000	141,000	3%
Impariments of long-lived assets	244,000	2,405,000	(2,161,000)	-90%

Loss from operations	(13,242,000)	(8,920,000)	(4,322,000)	48%

Interest & other income / (expense)
Interest income	11,000	8,000	3,000	38%
Interest expense	(2,000)	(554,000)	552,000	-100%
Stock purchase right	(194,000)	-	(194,000)	-
Inducement to convert and reduction in conversion price of convertible notes	-	(6,706,000)	6,706,000	-100%
Change in fair value of warrant liabilities and modification to certain warrants	-	669,000	(669,000)	-100%
Change in fair value of contingent consideration	3,000	(501,000)	504,000	-101%
Loss on sale of marketable equity securities	-	(15,000)	15,000	-100%
Loss on equity investment	(14,000)	(15,000)	1,000	-7%
Gain on deconsolidation of AdNet	470,000	-	470,000	-
Other	(44,000)	(4,000)	(40,000)	975%

Net loss before income taxes and noncontrolling interests	(13,012,000)	(16,038,000)	3,026,000	-14%

Income tax benefit	370,000	518,000	(148,000)	-29%

Consolidated net loss	(12,642,000)	(15,520,000)	2,878,000	-14%

Net loss attributable to noncontrolling interests	1,372,000	2,616,000	(1,244,000)	-34%

Net loss attributable to YOU On Demand shareholders	(11,270,000)	(12,904,000)	1,634,000	-10%

Dividends on preferred stock	-	(2,315,000)	2,315,000	-100%

Net loss attributable to YOU On Demand common shareholders	$(11,270,000)	$(15,219,000)	$3,949,000	-24%

Revenues

Our revenues are primarily generated by our operating companies in the PRC, primarily Jinan Broadband and Shandong Media.  As of December 31, 2011, Zhong Hai Video, our VOD business, had not fully commenced operations and, therefore, had minimal revenues through December 31, 2011.

Revenues for the year ended December 31, 2011 totaled $7,868,000, as compared to $7,649,000 for 2010.  The increase in revenue of approximately $219,000, or 3%, is mainly attributable to increases in revenue from Shandong Media, as discussed below.

For the year ended December 31, 2011, Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $4,852,000, an increase of $41,000, or 1%, as compared to $4,811,000 for 2010.

For the year ended December 31, 2011, Shandong Media’s revenue consisted primarily of sales of publications and advertising revenue of $2,993,000, an increase of $155,000, or 6%, as compared to $2,838,000 in 2010.  The increase is mainly attributable to increases in our advertising revenues.

Gross Profit

Our gross profit for the year ended December 31, 2011 was $2,342,000, as compared to $2,927,000 for 2010.  The decrease in gross profit of approximately $585,000, or 20%, is mainly due to increased telecom bandwidth costs at Jinan Broadband and increased printing costs at Shandong Media.  Further, Zhong Hai Video had licensed content costs in 2011 in the amount of $410,000 while none in 2010.

Gross profit as a percentage of revenue was 30% for the year ended December 31, 2011, as compared to 38% in 2010.  The decrease is mainly due to increased costs at Jinan Broadband and Shandong Media along with licensed content costs related to our PPV and VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2011 increased approximately $4,882,000 to $8,801,000, as compared to $3,919,000 for the year ended December 31, 2010.  The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses.  For the year ended December 31, 2011, salaries and personnel costs accounted for 55% of our selling, general and administrative expenses.  During the year ended December 31, 2011, salaries and personnel costs totaled $4,844,000, an increase of $2,472,000, or 104%, as compared to $2,372,000 for the same period of 2010.  The increase in salaries and personnel costs is primarily attributable to the development our PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel.  For the year ended, December 31, 2011, these costs totaled $1,974,000, an increase of $1,472,000, or 293% as compared to $502,000 for 2010.

As we continue to grow our PPV and VOD business, other expenses that have increased include investor relations, office and telephone.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business.  Our costs for professional fees increased $875,000, or 71%, to $2,115,000 for the year ended December 31, 2011, from $1,240,000 during 2010, primarily due to legal fees related to our PPV and VOD business.

Depreciation and Amortization

Our depreciation expense decreased $394,000, or 14%, to $2,505,000 in the year ended December 31, 2011 from $2,899,000 during 2010.   The decrease is due to certain equipment at Jinan Broadband being taken out of service due to changes in customer needs.  As such, the Company ceased depreciating such equipment as of July 2010.

Our amortization expense increased $535,000, or 39%, to $1,919,000 in the year ended December 31, 2011 from $1,384,000 during 2010.  The increase is mainly attributable to $1,593,000 amortization costs related to our intangible assets acquired in our Sinotop acquisition.

Interest and Other Income (Expense), net

Interest income
Our interest income increased $3,000, or 38%, to $11,000 for the year ended December 31, 2011 from $8,000 during 2010.

Interest expense
During the year ended December 31, 2010, interest expense was primarily related to our 5% Convertible Notes issued in January 2008 and June 2009.  All convertible notes were converted to common stock in 2010 and, therefore, we had minimal interest expense in 2011 of $2,000.  Interest expense in 2010 was $554,000, which included amortization of the original issue discount on the notes resulting from the allocation of fair value to the warrants issued in the financing.  Interest on the notes compounded monthly at the annual rate of five percent (5%).

Stock purchase right
On June 7, 2011, we recorded a charge of $155,000 related to Fidelity’s right to purchase up to 75,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 13 to the audited consolidated financial statements.  On December 4, 2011, we granted Fidelity an extension of this right to purchase for an additional six months and, accordingly, recorded a charge of $39,000.

Inducement to convert and reduction in conversion price of convertible notes
The Company recorded a charge of $6,706,000 in 2010 related to the cost of new warrants issued and reduction in the conversion price of the 2008 and 2009 Convertible Notes in connection with the July 2010 financings and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010, the note holders agreed to convert 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants.

Change in fair value of warrant liabilities and cost of reduction in exercise price of certain warrants
We recorded a gain of $819,000 classified as a change in fair value of warrants on our statement of operations and we recorded a charge of $150,000 in 2010 related to the initial Class A Investor and Broker warrants issued in 2008.

There was no gain or charge recorded in 2011 because in connection with the July 2010 financings, the Company and the investors agreed to amend the warrants to remove the non-standard anti-dilution protection. As a result, the warrants were fair valued at July 30, 2010 and were then re-classified to equity.

Change in fair value of contingent consideration
Our contingent consideration related to our acquisition of Sinotop is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $3,000 for the year ended December 31, 2011 and a loss of approximately $501,000 for the year ended December 31, 2010.

Loss on sale of marketable equity securities
We had no sales of marketable equity securities during 2011.  We recorded a loss of approximately $15,000 on the sale of our Cablecom Holding shares during 2010.

Loss on investment in unconsolidated entities
In July 2010, our VIE, Sinotop Beijing, acquired a 39% equity interest in Hua Cheng.  We account for this investment under the equity method, which applies to investments in affiliates that are not controlled by the Company but where the Company has the ability to exercise significant influence.  In accordance with this method, we recorded the earnings and losses attributable to the investment in the accompanying consolidated statements of operations.  Accordingly, we recorded a loss on equity investment of approximately $14,000 and $15,000 for the years ended December 31, 2011 and 2010, respectively.

Gain on Deconsolidation of AdNet
Upon the effectiveness of termination of the VIE agreements during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,000.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business.  During the year ended December 31, 2011, $705,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $1,655,000 during 2010.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner.  During the year ended December 31, 2011, $247,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $884,000 during 2010.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner.  During the year ended December 31, 2011, $420,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $77,000 during 2010.

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

Net Loss Attributable to Common Shareholders

Net loss attributable to common shareholders for the year ended December 31, 2011 was $11,270,000, a decrease of $3,949,000, or 24%, as compared to $15,219,000 for the year ended December 31, 2010.  The decrease is primarily due to significant costs in 2010 associated with the issuance of new warrants from the July 2010 financings, the reduction in conversion price of the convertible notes which were converted to equity at the same time and dividends on preferred stock.  This decrease in net loss was then offset by increases in 2011 from selling, general and administrative expenses associated with our new PPV and VOD business.

Liquidity and Capital Resources

As of December 31, 2011 we had cash and cash equivalents of approximately $7,519,000.  The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2011	2010

Net cash used in operating activities	$(5,735,000)	$(2,435,000)
Net cash used in investing activities	(3,295,000)	(2,023,000)
Net cash provided by financing activities	10,247,000	9,114,000
Effect of exchange rate changes on cash	(282,000)	(262,000)
Net increase in cash and cash equivalents	935,000	4,394,000
Cash and cash equivalents at beginning of period	6,584,000	2,190,000
Cash and cash equivalents at end of period	7,519,000	6,584,000

Operating Activities

Net cash used in operating activities for the years ended December 31, 2011 and 2010 was $5,735,000 and $2,435,000, respectively.  The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for years ended December 31, 2011 and 2010 used cash of $3,295,000 and $2,023,000, respectively.  For 2011, this amount consisted primarily of (i) $2,547,000 for additions to property and equipment, (ii) $220,000 loan to our Shandong Media shareholder and (iii) investments in intangibles of $443,000.  For 2010, this amount consisted of (i) $1,295,000 for additions to property and equipment and (ii) $575,000 investment in an equity company associated with Sinotop.

Financing activities

Cash provided by financing activities for the years ended December 31, 2011and 2010 was $10,247,000 and $9,114,000 respectively.  For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.  For 2010, the amount consisted primarily of net proceeds of $9,025,000 from the sale of equity securities.

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

Effects of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could  materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

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

•
Intangible Assets.  We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles-Goodwill and Other.  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually.  ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable.  In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we review goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more likely than not that the fair value of a reporting unit is less than its carrying amount.  If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the guidance of ASU 2011-05 must be applied retrospectively for all periods presented in the financial statements.   Early adoption is permitted and the Company early adopted.  We do not believe the adoption of ASU 2011-05 has had a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted and the Company early adopted.  We do not believe the adoption of ASU 2011-08 has had a material impact on our consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIALDISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

A)  Prior to December 31, 2011, the Company did not maintain sufficient internal personnel with an adequate level of accounting knowledge, experience and training.  The company has utilized external consultants to assist in the selection and application of US GAAP and related SEC disclosure requirements.  During 2011, the Company hired two US GAAP and SEC qualified internal personnel, one in the US and one in China, to oversee its financial reporting operations.  With these individuals now in place, we expect that within the next two quarters, this material weakness will be fully remediated.

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

Changes in Internal Control Over Financial Reporting

We have devoted significant resources during 2011 to upgrade our internal controls.  We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and continue to upgrade all internal control related processes.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and Directors.

NAME	AGE	POSITION
Shane McMahon	42	Chairman and Chief Executive Officer
Marc Urbach	39	President, Chief Financial Officer and Director
Weicheng Liu	54	Senior Executive Officer and Director
James Cassano	65	Director

Shane McMahon.  Mr. McMahon has served as our Chairman and Chief Executive Officer since July 30, 2010.  Prior to joining us, from 2000 to December 31, 2009, Mr. McMahon served in various executive level positions with World Wrestling Entertainment, Inc. (NYSE: WWE).  Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view and video on demand programming on a global basis.  Mr. McMahon also sits on the Boards of Directors of International Sports Management (USA) Inc., a Delaware corporation, and Global Power of Literacy, a New York not-for-profit corporation.

Marc Urbach. Mr. Urbach has over fifteen years of accounting, finance, and operations experience in both large and small companies.  He was the Executive Vice President and Chief Financial Officer of Profile Home Inc., a privately held importer and distributor of home furnishings from September 2004 until February 2008.  He additionally served on the Board and was part owner of Tri-state Trading LLC, a related import company during that same time period.  Mr. Urbach was a Director of Finance at Mercer Inc., a Marsh & McLennan Company from 2002 to 2004.  He was a Finance Manager at Small World Media from 2000 until 2002 and held a similar position at The Walt Disney Company from 1998 to 2000.  He started his career at Arthur Andersen LLP as a senior auditor from 1995 to 1998.  Mr. Urbach received his Bachelor of Science in Accounting from Babson College in 1995.

Weicheng Liu. Mr. Liu was appointed as a Senior Executive Officer and as a member of our Board of Directors on July 30, 2010.  Prior to joining us, Mr. Liu founded Sinotop Beijing and served as its sole officer and director until his resignation on July 30, 2010.  Mr. Liu is currently a non-executive director of Codent Networks (Shanghai ) Co. Ltd., a mobile software company in China founded by Mr. Liu, and has served in that position since 2011, prior to which he served as the Chairman and CEO since 2003.  Overall, Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries.  Mr. Liu received a degree in engineering physics from Tsinghua University and a Ph.D. from the University of Waterloo.  Mr. Liu’s extensive industry experience, as noted above, along with his management experience of Sinotop Beijing, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

James S. Cassano. Mr. Cassano was appointed as director of the Company effective as of January 11, 2008.  Mr. Cassano is currently a Partner & Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries.  Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005.  Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005.  In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004.  In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.  Mr. Cassano’s extensive executive experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, we believe that our Directors and executive offers filed the required reports on time during 2011.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website yod.com . Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of four members: Shane McMahon, Marc Urbach, Weicheng Liu and James Cassano. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent Directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website yod.com . Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

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

We encourage our shareholders to learn more about our Company’s governance practices at our website, yod.com .

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

Independent Directors

In considering and making decisions as to the independence of each of the Directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano is currently the only member of the Board that is independent as defined in applicable SEC and NASDAQ rules and regulations, and that he constitutes an “Independent Director” as defined in NASD Marketplace Rule 4200.  We anticipate that we will elect additional independent Directors to serve on the Board of Directors during 2012.

Audit Committee

At present, our Audit Committee consists solely of James Cassano, who is “independent” as that term is defined under the OTCBB listing standards. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

The Audit Committee met by telephone or in person 4 times during the year ended December 31, 2011.  We anticipate that we will elect additional independent Directors to serve on the Audit Committee during 2012.

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

Our Compensation Committee met 1 time during the year ended December 31, 2011.  We anticipate that we will elect additional independent Directors to serve on the Compensation Committee during 2012.

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

Our Governance and Nominating Committee met 1 time during the year ended December 31, 2011.  We anticipate that we will elect additional independent Directors to serve on the Governance and Nominating Committee during 2012.

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

Marc Urbach.  Mr. Urbach has over fifteen years of accounting, finance, and operations experience in both large and small companies.  In addition, Mr. Urbach has senior management and director experience.   In light of our business and structure, Mr. Urbach’s extensive financial and management experience led us to the conclusion that he should serve as a director of our Company.

Weicheng Liu. Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries, and has significant experience serving in senior executive positions, including chief executive officer.  In light of our business and structure, Mr. Liu’s extensive industry and management experience led us to the conclusion that he should serve as a director of our Company.

James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director.  In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Shane McMahon	2011	251,875	-	-	-	-	251,875
Chief Executive Officer	2010	83,333	-	-	1,137,601	-	1,220,934
Weicheng Liu	2011	266,411	-	-	-	-	266,411
China Chief Executive Officer	2010	83,333	-	-	83,333	-	83,333
Marc Urbach	2011	216,875	35,000	-	-	-	251,875
President and Chief Financial Officer	2010	159,583	-	-	568,800	9,013	737,396

(1)	All other compensation includes reimbursement for health insurance premiums and vehicle allowance.

Employment Agreements

On July 30, 2010, we entered into an employment agreement with our Chairman and CEO, Shane McMahon.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier.  Mr. McMahon’s salary for the year ended December 31, 2011 was $251,875.  Mr. McMahon is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. McMahon is terminated without cause, he would be entitled to six months of severance pay.  The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.  Mr. McMahon does not receive any compensation for service as Chairman of the Company’s Board of Directors.

On July 30, 2010, we entered into an employment agreement with our President and CFO, Marc Urbach.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier.  Mr. Urbach’s salary for the year ended December 31, 2011 was $216,875.  Mr. Urbach is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. Urbach is terminated without cause, he would be entitled to six months of severance pay.  The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.  Mr. Urbach does not receive any compensation for service as member of the Company’s Board of Directors.

On July 30, 2010, we entered into an employment agreement with our Senior Executive Officer, Weicheng Liu.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier by either party, and provides for an annual salary of RMB 1,693,750.  Mr. Liu is also eligible to receive a bonus at the sole discretion of the Board of Directors of the Company, and is entitled to participate in all of the benefit plans of the Company.  In the event Mr. Liu is terminated without cause, he would be entitled to six months of severance pay.  The Liu Agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Year End

No equity awards were made during the year ended December 31, 2011.

The following table sets forth the equity awards outstanding at December 31, 2011.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shane McMahon	533,333	533,333	-	3.00	-	-	-	-
Marc Urbach	266,667	266,667	-	3.00	-	-	-	-
Marc Urbach	1,333	-	-	75.00	-	-	-	-

Compensation of Directors

We did not compensate our Directors in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of YOU On Demand Holdings, Inc., 27 Union Square West, Suite 502, New York, New York, 10003.

		Shares Beneficially Owned(1)
		Common Stock(2)			Series A Preferred Stock(3)		Series B Preferred Stock(4)		% Total Voting Power(5)

Name and Address of Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Shares	% of Class
Directors and Officers
Shane McMahon	Chairman and CEO	2,566,667	(6)	23.62%	7,000,000	100%	0	*	58.91%
Marc Urbach	President and CFO	466,667	(7)	4.35%	0	*	0	*	2.33%
Weicheng Liu	Senior Executive Officer and Director	2,477,681	(8)	23.07%	0	*	0	*	12.34%
James Cassano	Director	10,667	(9)	*	0	*	0	*	*
All officers and directors as a group (4 persons named above)		5,521,682		48.36%	7,000,000	100%	0	*	71.59%

5% Security Holders
Shane McMahon	Chairman and CEO	2,566,667	(6)	23.62%	7,000,000	100%	0	*	58.91%
Weicheng Liu	Senior Executive Officer and Director	2,477,681	(8)	23.07%	0	*	0	*	12.34%
Oliveira Capital, LLC 18 Fieldstone Ct. New City, NY 10956		857,680	(10)	8.19%	0	*	9,066,800	88.31%	9.99%
Steven Oliveira 18 Fieldstone Ct. New City, NY 10956		857,680	(10)	8.19%	0	*	10,266,800	100%	9.99%
FMR LLC 82 Devonshire St. Boston, MA 02109		984,440	(11)	9.40%	0	*	0	*	4.97%

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

(2)	Based on 10,468,116 shares of Common Stock issued and outstanding as of March 26, 2012.

(3)
Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of June 23, 2011.  Each share of Series A Preferred Stock is convertible, at any time at the option of the holder, into shares of Common Stock on a ten-to-one basis (and thereafter adjusted to reflect the Company’s February 9, 2012 1-for-75 reverse stock split).  Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters and are entitled to ten (10) votes for each one (1) share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (meaning that holders of Series A Preferred Stock are currently entitled to 100 votes per share).

(4)
Based on 10,266,800 shares of Series B Preferred Stock issued and outstanding as of June 23, 2011.  Each share of Series B Preferred Stock is convertible, at the holder’s option, into shares of Common Stock on a ten-to-one basis (and thereafter adjusted to reflect the Company’s February 9, 2012 1-for-75 reverse stock split); provided, however, that the holder of Series B Preferred Stock may not convert the Series B Preferred Stock into Common Stock to the extent that such holder would beneficially own in excess of 9.99% of the number of shares of Common Stock of the Company outstanding immediately after giving effect to such conversion.  The holder of Series B Preferred Stock may waive the restriction on the conversion of the Series B Shares into Common Stock upon 61 days’ notice to the Company.  In addition, the holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of the shareholders of the Company on an as-converted basis.

(5)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(6)	Includes 400,000 shares underlying options exercisable within 60 days at $3.00 per share.

(7)	Includes 1,333 shares underlying options exercisable within 60 days at $75.00 per share and 266,667 shares underlying options exercisable within 60 days at $3.00 per share.

(8)
Includes 13,333 shares underlying warrants to purchase shares of Common Stock at an exercise price of $150.00 and 17,049 shares underlying warrants to purchase shares of Common Stock at an exercise price of $45.00, and 240,000 shares underlying options exercisable within 60 days at $3.00 per share.

(9)	Includes 667 shares underlying options exercisable within 60 days at $33.75 per share, and 10,000 shares underlying options exercisable within 60 days at $3.00 per share.

(10)
Mr. Steven Oliveira is the sole member of Oliveira Capital, LLC and has voting and dispositive over securities owned by Oliveira Capital, LLC. See Note 4 above with respect to Shares of Series B Preferred Stock and the restrictions on conversion thereof.

(11)
Includes the right to purchase 75,000 shares of Common Stock at a per share price of $6.60.  FMR LLC carries out the voting of the shares under written guidelines established by the Boards of Trustees of the funds over which FMR LLC is deemed to have beneficial ownership

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2011 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	4,000,000	$3.32	2,613,767
Total	4,000,000	$3.32	2,613,767

(1)
Effective as of the December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.  Currently, 1,386,233 options have been issued under the plan to certain employees and Directors as of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$265,199	$417,150
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$265,199	$417,150

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2011.

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

Date: March 30, 2012

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

Signature	Title	Date

/s/ Shane McMahon	Chairman and Chief Executive Officer	March 30, 2012
Shane McMahon	(Principal Executive Officer)

/s/ Marc Urbach	President, Chief Financial Officer and Director	March 30, 2012
Marc Urbach	(Principal Financial and Accounting Officer)

/s/ Weicheng Liu	Senior Executive Officer and Director	March 30, 2012
Weicheing Liu

/s/ James Cassano	Director	March 30, 2012
James Cassano

8. Financial Statements and Supplementary Data

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
YOU On Demand Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of YOU On Demand Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2011 and 2010 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 30, 2012
Albany, New York

A member of Urbach Hacker Young International Limited,
an international network of independent accounting and consulting firms

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,519,574	$6,584,396
Marketable equity securities, available for sale	2,229	9,433
Accounts receivable, net	399,791	220,926
Inventories	413,562	428,280
Licensed content, current	150,325	-
Prepaid expenses	438,712	756,461
Loan receivable from related party	316,660	304,529
Amounts due from shareholders	414,743	184,086
Amount due from non-controlling interest	1,572,699	1,512,448
Other current assets	340,175	597,362
Total current assets	11,568,470	10,597,921

Property and equipment, net	5,099,050	4,607,793
Licensed content, noncurrent	450,975	-
Intangible assets, net	7,149,748	8,604,799
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	582,652	574,486
Other assets	101,031	142,735
Total assets	$31,057,404	$30,633,212

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,298,041	$1,620,481
Accrued expenses and liabilities	862,473	804,341
Deferred revenue	1,856,674	1,711,796
Loan payable	-	398,960
Payable to Jinan Parent	143,286	137,797
Other current liabilities	543,163	792,413
Contingent purchase consideration liability, current	1,091,571	-
Total current liabilities	7,795,208	5,465,788

Deferred license fee	76,670	-
Contingent purchase consideration liability	2,267,518	3,362,105
Deferred tax and uncertain tax position liabilities	810,616	1,180,323
Total liabilities	10,950,012	10,008,216

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 in 2011 and 2010	1,261,995	1,261,995
Series B - 10,266,825 shares issued and outstanding, liquidation preference of $5,133,400 in 2011 and 2010	3,950,358	3,950,358

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 10,467,400 and 8,810,250 issued and outstanding at December 31, 2011 and 2010, respectively	10,467	8,810
Additional paid-in capital	54,505,825	42,907,048
Accumulated deficit	(43,704,225)	(32,434,324)
Accumulated other comprehensive income	468,471	246,983
Total YOU On Demand equity	11,280,538	10,728,517
Noncontrolling interests	3,614,501	4,684,126

Total equity	14,895,039	15,412,643

Total liabilities and equity	$31,057,404	$30,633,212

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
(Formerly China Broadband, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010

Revenue	$7,868,175	$7,648,962
Cost of revenue	5,525,625	4,722,058
Gross profit	2,342,550	2,926,904

Selling, general and adminstrative expenses	8,801,085	3,919,384
Professional fees	2,114,942	1,240,290
Depreciation and amortization	4,423,760	4,282,586
Impairments of long-lived assets	244,861	2,405,008

Loss from operations	(13,242,098)	(8,920,364)

Interest & other income / (expense)
Interest income	10,574	8,113
Interest expense	(1,764)	(553,971)
Stock purchase right	(194,321)	-
Inducement to convert and reduction in conversion price of convertible notes	-	(6,706,141)
Change in fair value of warrant liabilities and modification to certain warrants	-	669,133
Change in fair value of contingent consideration	3,016	(501,127)
Loss on sale of marketable equity securities	-	(14,650)
Loss on investment in unconsolidated entities	(14,371)	(15,240)
Gain on deconsolidation of AdNet	470,041	-
Other	(42,849)	(3,482)

Net loss before income taxes and noncontrolling interest	(13,011,772)	(16,037,729)

Income tax benefit	369,707	517,723

Consolidated net loss	(12,642,065)	(15,520,006)

Plus: Net loss attributable to noncontrolling interests	1,372,164	2,616,032

Net loss attributable to YOU On Demand shareholders	$(11,269,901)	$(12,903,974)

Dividends on preferred stock	-	(2,315,309)

Net loss attributable to YOU On Demand common shareholders	$(11,269,901)	$(15,219,283)

Net loss per share attributable to YOU On Demand shareholders
Basic	$(1.15)	$(5.19)
Diluted	$(1.15)	$(5.19)

Weighted average shares outstanding
Basic	9,759,430	2,930,983
Diluted	9,759,430	2,930,983

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2011	2010
Consolidated net loss	$(12,642,065)	$(15,520,006)
Other comprehensive income (loss):
Foreign currency translation adjustments	379,472	477,281
Unrealized losses on available for sale securities	(7,204)	(13,811)
Less: Comprehensive loss attributable to non-controlling interest	1,221,384	2,068,262
Plus: Dividends on preferred stock	-	(2,315,309)
Comprehensive loss attributable to YOU On Demand common shareholders	$(11,048,413)	$(15,303,583)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(loss)	YOU On Demand Shareholders' (Deficit)/Equity	Noncontrolling Interest	Total Equity

Balance December 31, 2009	863,485	$864	$14,965,391	$(17,215,041)	$331,283	$(1,917,503)	$5,259,427	$3,341,924

Shares issued as payment for convertible note interest	8,708	9	132,626	-	-	132,635	-	132,635

Stock option compensation expense	-	-	503,372	-	-	503,372	-	503,372

Interest expense related to discount and beneficial convertible features in connection with convertible note and warrants issuance	-	-	90,000	-	-	90,000	-	90,000

Common shares issued for services	68,000	68	254,932	-	-	255,000	-	255,000

Other adjustment	-	-	22,126	-	-	22,126	-	22,126

Common shares issued for cash	833,333	833	2,058,831	-	-	2,059,664	-	2,059,664

Beneficial conversion feature of Series A and Series B preferred stock issued	-	-	2,315,309	-	-	2,315,309	-	2,315,309

Warrants issued with common stock, Series A and Series B preferred stock	-	-	4,486,383	-	-	4,486,383	-	4,486,383

Common shares and warrants issued and costs related to the conversion of convertible notes	838,067	838	9,848,055	-	-	9,848,893	-	9,848,893

Warrants issued to placement agent	-	-	135,774	-	-	135,774	-	135,774

Issuance costs related to the issuance of shares and warrants	-	-	(632,503)	-	-	(632,503)	-	(632,503)

Warrant liability reclassified to equity	-	-	150,017	-	-	150,017	-	150,017

Shares issued for Sinotop Group Ltd acquisition	1,211,459	1,211	4,541,758	-	-	4,542,969	-	4,542,969

Warrants and options issued for Sinotop Group Ltd acquisition	-	-	4,039,964	-	-	4,039,964	-	4,039,964

Sinotop Beijing joint venture	-	-	-	-	-	-	1,492,961	1,492,961

Shares issued in warrant exchange	4,987,198	4,987	(4,987)	-	-	-	-	-

Net loss	-	-	-	(15,219,283)	-	(15,219,283)	(2,616,032)	(17,835,315)
Foreign currency translation adjustments	-	-	-	-	(70,489)	(70,489)	547,770	477,281

Unrealized loss on marketable equity securities	-	-	-	-	(13,811)	(13,811)	-	(13,811)
Balance December 31, 2010	8,810,250	$8,810	$42,907,048	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643

Common shares issued for services	2,667	3	9,997	-	-	10,000	-	10,000

Warrants issued for service	-	-	24,816	-	-	24,816	-	24,816

Stock option compensation expense	-	-	599,196	-	-	599,196	-	599,196

Stock purchase right	-	-	194,321	-	-	194,321	-	194,321

Stock warrants issued pursuant to licensed content	-	-	676,462	-	-	676,462	-	676,462

Common shares issued for cash	1,654,213	1,654	10,916,152	-	-	10,917,806	-	10,917,806

Issuance costs related to the issuance of common shares	-	-	(822,167)	-	-	(822,167)	-	(822,167)

Contribution from noncontrolling interest	-	-	-	-	-	-	151,759	151,759

Share adjustment for round lot holders in connection with 75-for-1 reverse split	270	-	-	-	-	-	-	-

Net loss	-	-	-	(11,269,901)	-	(11,269,901)	(1,372,164)	(12,642,065)

Foreign currency translation adjustments	-	-	-	-	228,692	228,692	150,780	379,472

Unrealized losses on marketable securities marketable equity securities	-	-	-	-	(7,204)	(7,204)	-	(7,204)

Balance December 31, 2011	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating
Net loss	$(12,642,065)	$(15,520,006)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	634,012	891,008
Interest expense related to discount and beneficial convertible features in connection with convertible note and warrant issuance	-	90,000
Provision for bad debt expense	52,429	-
Depreciation and amortization	4,423,760	4,282,586
Amortization of licensed content	75,162	-
Noncash interest expense - original issue discount	-	305,944
Deferred income tax	(369,707)	(610,781)
Loss on investment in unconsolidated entities	14,371	-
Loss on sale of marketable equity securities	-	14,650
Change in fair value of warrant liabilities	-	(669,133)
Change in fair value of contingent consideration liability	(3,016)	501,127
Cost of right to purchase	194,321	-
Inducement to convertible note holders and reduction in conversion price in connection to the July 2010 financing	-	6,706,141
Adjustment to foreign currency translation account	-	378,332
Impairment charge to Shandong Media intangibles	-	900,000
Impairment charge to Jinan Broadband equipment	-	1,505,008
Impairment charge to Sinotop equipment	32,681	-
Impairment charge to AdNet assets, net of cash	209,497	-
Gain on deconsolidation of AdNet	(470,041)	-
Change in assets and liabilities,
Accounts receivable	(207,358)	449
Inventory	33,990	44,095
Prepaid expenses and other assets	628,805	(928,150)
Accounts payable	1,556,689	154,389
Accrued expenses and liabilities	41,206	(1,026,454)
Deferred revenue	212,220	117,667
Deferred license fee	76,670	-
Other current liabilities	(221,462)	427,890
Other	(7,203)	-
Net cash used in operating activities	(5,735,039)	(2,435,238)
Cash flows from investing activities:
Proceeds from sale of marketable equity securities	-	9,350
Acquisition of property and equipment	(2,547,120)	(1,295,121)
Leasehold improvements	-	(148,316)
Loan advances to Shandong Media shareholders	(219,755)	(582,476)
Loan repayments from Shandong Media shareholders	-	573,328
Loan to related party	-	(4,536)
Investment in unconsolidated entity	(46,411)	(574,907)
Investments in intangibles	(442,702)	-
Loan to Shanghai Tianduo	(38,677)	-
Net cash used in investing activities	(3,294,665)	(2,022,678)

Cash flows from financing activities
Proceeds from sale of equity securities	10,917,806	9,025,000
Proceeds from issuance of convertible notes payable	-	600,000
Costs associated with financings and share issuances	(822,167)	(496,728)
Capital contribution from Jinan Parent	151,759	-
Payments to Jinan Parent	-	(14,471)
Net cash provided by financing activities	10,247,398	9,113,801

Effect of exchange rate changes on cash	(282,516)	(261,983)

Net increase in cash and cash equivalents	935,178	4,393,902
Cash and cash equivalents at beginning of period	6,584,396	2,190,494

Cash and cash equivalents at end of period	$7,519,574	$6,584,396

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,764	$1,495
Value assigned to shares as payment for interest expense	$-	$132,635
Value of warrants issued for licensed content	$676,462	$-
Property and equipment included in accrued expenses	$192,791	$-
Intangible assets included in accounts payable	$210,000	$-
Cancellation of notes payable by issuance of common stock	$-	$20,000
Issuance of common stock through assignment of notes receivable	$-	$580,000
Common stock, warrants and stock options issued for Sinotop acquisition	$-	$8,582,933
Contingent consideration liabiltiy associated with earnout shares related to Sinotop acquisition	$-	$3,362,105
Value of warrants issued to placement agent	$-	$135,774
Deemed dividend on preferred stock	$-	$2,315,309
Value of common stock issued upon conversion of convertible notes	$-	$3,142,752
Value of preferred stock issued upon conversion of convertible notes	$-	$2,133,400
Amount due from noncontrolling interest	$-	$1,492,961

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) (formerly China Broadband, Inc.), operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video on demand (“VOD”), and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”), (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”).

2.            Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman:  Beijing China Broadband Network Technology Co, Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Video, and YOU On Demand (Beijing) Technology Co, Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  The consolidated financial statements included the accounts of AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”) through the third quarter of 2011 when it was deconsolidated as a result of the Company’s termination of control.  All material intercompany transactions and balances are eliminated in consolidation.  In addition, the Company presents non-controlling interests of less-than-wholly-owned subsidiaries or controlled entities within the equity section of its consolidated financial statements.

Investment in Unconsolidated Entities
The Company has a 39% interest in an entity in the PRC.  The consolidated financial statements include our original investment in this entity plus our share of undistributed earnings or losses, in the account “Investment in unconsolidated entities.”

Basis of Presentation
The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (GAAP).

The Company’s Board of Directors authorized a 75:1 reverse stock split on February 9, 2012, which took effect on February 9, 2012.  All share and related option information presented in these consolidated financial statements and related notes has been retroactively adjusted to reflect the reduced number of shares resulting from this reverse stock split.

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

Accounts Receivable
Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.  As of December 31, 2011, the Company estimated the amount of uncollectible accounts receivable to be $142,000 and established a bad debt reserve for such amount.

Inventories
Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value. Cost is determined using the weighted average method.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives or applicable assets, are capitalized.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations.  Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets.

Intangible Assets
Intangible assets are stated at cost less accumulated amortization.  The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its intangible assets with definite lives over periods generally ranging between 2.5 to 20 years.  The service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years.  Customer relationships, non-compete agreement, and software technology are amortized over 10 years, 2.5 years and 3 years, respectively.  Software and licenses are amortized over 3 years and 5 years.

Website development costs
Website development costs are stated at cost less accumulated amortization.  The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure.  Costs related to planning, content input, and website operation are expensed as incurred.  The Company amortizes website development costs over three years and reviews these costs for impairment.

Goodwill
In accordance with U.S. GAAP, the Company tests goodwill for impairment annually as of December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level.  In September 2011, the FASB issued guidance on testing goodwill for impairment.  The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary.  The Compay has elected to early adopt the guidance.

In accordance with the guidance, the Company reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances made it more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.  Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates.

Impairment of Long-Lived Assets
Long-lived assets, including property, equipment, intangible assets, website development costs and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Net Loss Per Share Attributable to YOU On Demand Shareholders
Basic and Diluted net loss per share attributable to YOU On Demand shareholders have been computed by dividing the net loss by the weighted average number of common shares outstanding.  The assumed exercise of dilutive warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company’s common stock during each respective period, have been excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

Foreign Currency Translation
The Company’s subsidiaries and VIEs located in China use its local currency (RMB) as its functional currency. Translation adjustments are reported as gains or losses in other comprehensive income or loss on the statement of comprehensive income and accumulated as other comprehensive income in the equity section of the balance sheet.  The financial information is translated into U.S. Dollars at prevailing or current rates respectively, except for revenue and expenses which are translated at average current rates during the reporting period.

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

Fair value of Financial Instruments
The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2011 due to the short maturities of such instruments.

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

Licensed Content
The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors.  The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 920, Entertainment – Broadcasters.  The license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title.  We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement.  As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees.  Deferred license fees are classified on the consolidated balance sheets as “Other current liabilities”.  Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 20 to the consolidated financial statements.

Reclassifications
Certain prior year information has been reclassified to be comparable with the current year presentation.

In presenting the Company’s consolidated balance sheet at December 31, 2010, we recorded (1) approximately $144,000 of leasehold improvements and (2) approximately $12,000 of software costs to other assets.  In presenting the Company’s consolidated balance sheet at December 31, 2011, we reclassified leasehold improvements to property and equipment and the software costs to intangibles.

In presenting the Company’s statement of cash flows for the year ended December 31, 2010, we presented accounts payable and accrued expenses as one line item.  In presenting the Company’s statement of cash flow for the year ended December 31, 2011, we separated out the amounts into three categories:  accounts payable, accrued expenses, and liabilities and other.

Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the guidance of ASU 2011-05 must be applied retrospectively for all periods presented in the financial statements.  We do not believe that our early adoption of ASU 2011-05 has had a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not believe that our early adoption of ASU 2011-08 has had a material impact on our consolidated financial statements.

3.            Going Concern and Management’s Plans

The Company incurred significant continuing losses during 2011 and 2010 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the acquisition of Sinotop in 2010 and the launch of its PPV and VOD business in January of 2012 will generate positive cash flows for the business.  However, we anticipate that we may need to raise additional funds to fully implement our business model and related strategies.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

4.            Sinotop Contingent Consideration

In connection with the acquisition of Sinotop on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the July 2010 financing  and  (iii) a four-year option to purchase a number of shares of the Company’s common stock that is equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows:  Sinotop will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s PPV services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s PPV services, and (iii) at the end of the third earnout year (July 1, 2014), at least 30 million homes will have access to the Company’s PPV services.

Subsequent to the acquisition of Sinotop, the Company underwent a warrant exchange that converted the three-year warrants to be potentially earned under clause (ii) above to 332,002 shares of common stock.  As such, the Earn-Out Securities subject to the achievement of the specified performance milestones are 735,822 shares of common stock and a four-year option to purchase a number of shares of the Company's common stock that is equal to 5% of the total number of shares of the Company's common stock underlying all options of the Company granted simultaneous with the adoption of the Equity Incentive Plan to individuals employed by the Company as of September 1, 2010.

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $3,362,105 as of December 31, 2010, representing the fair value of the estimated payment of the full earn-out.   The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification.  Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a gain of $3,016 for the twelve months ended December 31, 2011.

The following is a summary of the estimated fair value of contingent consideration obligation for the acquisition of Sinotop at December 31, 2010 and December 31, 2011.

Class of consideration	Number of Instruments	December 31, 2010 Fair Value	Change in Fair Value	December 31, 2011 Fair Value
Common shares	735,822	$3,175,902	$(28,793)	$3,147,109
Stock options	80,000	186,203	25,777	211,980
Total contingent consideration		$3,362,105	$(3,016)	$3,359,089

The following table represents the estimated fair value of the current and the noncurrent portion of the contingent consideration liability for the acquisition of Sinotop at December 31, 2011.  The total contingent consideration liability of $3,362,105 was classified as noncurrent at December 31, 2010.

	As of December 31, 2011
	Number of Instruments	Current Liability	Noncurrent Liability	Total Liability
Shares July 2012	245,274	$1,027,391	$-	$1,027,391
Shares July 2013	245,274	-	1,066,573	1,066,573
Shares July 2014	245,274	-	1,053,145	1,053,145
Total Common Shares	735,822	$1,027,391	$2,119,718	$3,147,109

Options July 2012	26,667	$64,180	$-	$64,180
Options July 2013	26,667	-	71,620	71,620
Options July 2014	26,667	-	76,180	76,180
Total Options	80,000	$64,180	$147,800	$211,980

Total Shares and Options	815,822	$1,091,571	$2,267,518	$3,359,089

5.            Deconsolidation of AdNet

We acquired AdNet during the first half of 2009.  Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet.  Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.

Due to recent advancements in other advertising technologies, the Company determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business.  As such, on August 3, 2011, the Company provided thirty-day notice of its termination of the VIE arrangement with AdNet, which served to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011.  Accordingly, as of June 30, 2011, the Company recognized a loss on the impairment of AdNet’s remaining assets in the amount of $212,180.   Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,041 in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary.

Deconsolidation of AdNet

Accounts payable and accrued expenses	$(171,081)
Loan payable	(398,960)
Due from shareholders	100,000
Gain on deconsolidation	$(470,041)

Cash	$2,683
Net book value of equipment	5,920
Other assets	14,336
Software impairment	189,241
Impairment of assets	$212,180

6.            Shandong Media Joint Venture

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $781,800) to Shandong Media.  In 2008, we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.

During January 2012, the Company, via Jinan Zhong Kuan, signed a Memorandum of Understanding (“MOU”) with Shandong Broadcast and Modern Movie whereby upon execution of a formal agreement the Company will be relieved of its obligation to make the additional payment of RMB 5,000,000 (approximately US $781,800) described above in exchange for payment of RMB 1,000,000 (approximately US $157,270) to Shandong Media and the transfer of 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie.

As of the date of this report, a formal agreement  to transfer 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie had not been executed and the VIE structure under which the Company controls Shandong Media remains in place.  As such, the RMB 5,000,000 additional payment due remains recorded as an increase to our Shandong Media non-controlling interest account and the Company continues to control and consolidate Shandong Media at December 31, 2011.

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

The fair value of the contingent purchase consideration liabilities at December 31, 2011 was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model.  Estimated probabilities related to achieving the earn-out milestones were incorporated into our valuation.  In addition, our valuation incorporates the following assumptions: risk-free interest rate of 0.41%, expected volatility of 75% based on the (High – Low) / (High + Low) method, expected life of 1 to 3 years and expected dividend yield of 0%.

The fair value of the contingent purchase liabilities at December 31, 2010 was valued using the Black-Scholes Merton model which incorporates the following assumptions: risk-free interest rate of 0.6% to 1.7%, expected volatility of 60% based on the (High – Low) / (High + Low) method, expected life of 2.0 to 4.5 years and expected dividend yield of 0%.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Liabilities
Contingent purchase consideration	$-	$-	$3,359,089	$3,359,089

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$9,433	$-	$-	$9,433
Liabilities
Contingent purchase consideration	$-	$-	$3,362,105	$3,362,105

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	December 31, 2011	December 31, 2010
	Contingent Purchase Consideration	Contingent Purchase Consideration
Fair value at January 1,	$3,362,105	$-
Purchases, sales and issuances and settlements	-	2,860,978
Realized losses	-	-
Unrealized (gains) losses	(3,016)	501,127
Transfers to equity	-	-
	$3,359,089	$3,362,105

8.             Related Party Transactions

Shandong Media

Loan Receivable

During the year ended December 31, 2011, the Company’s loan receivable from Music Magazine increased approximately $12,000, due to currency fluctuations.  At December 31, 2011 and December 31, 2010, approximately $317,000 and $305,000, respectively, is due the Company from Music Magazine.  The Company advanced funds in the form of a loan to Music Magazine to fund its operations.  The loan is unsecured, interest-free and is due on December 31, 2012.  Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company.  Pursuant to the Memorandum of Understanding, we will be working with our related party to setttle this loan.

Prepaid Expense

As of December 31, 2011 and December 31, 2010, Shandong Media prepaid $193,000 and $240,000, respectively, to Modern Movie for rental of space for company functions.

Amounts due from Shareholders

As of December 31, 2011 and December 31, 2010, amounts due from shareholders include approximately $415,000 and $184,000, respectively, advanced to both Shandong Broadcast and to Modern Movie.  All of the parties are our partners in our Shandong Media joint venture company.  The amount due of approximately $103,000 and $95,000 at December 31, 2011 and December 31, 2010, respectively, from Shandong Broadcast is unsecured, interest free and has no fixed repayment terms.  The amount due of approximately $312,000 and $89,000 at December 31, 2011 and December 31, 2010, respectively, from Modern Movie is unsecured, interest free and is due on December 31, 2012. Pursuant to the Memorandum of  Understanding, we will be working with our related party to setttle this loan.

Other Payable

As of December 31, 2011 and December 31, 2010, Shandong Media had a payable of approximately $27,000 and $22,000, respectively, related to a vehicle usage agreement with Shandong Broadcast & TV Weekly Press, our partner in our Shandong Media joint venture and a payable of approximately $56,000 and $31,000, respectively, related to office rent with Modern Movie & TV Biweekly Press, our other partner in our Shandong Media joint venture.

Jinan Broadband
Payable to Jinan Parent

During the year ended December 31, 2011, our payable to Jinan Parent increased approximately $5,000, due to currency fluctuations.  At December 31, 2011 and December 31, 2010, approximately $143,000 and $138,000, respectively, remained due to Jinan Parent.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the years ended December 31, 2011 and 2010, Jinan Broadband generated $158,000 and $397,000 of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”).  Jinan Networks Center is the owner of Jinan GuangdianJiahe Digital Television Co., Ltd. (“Jinan Parent”), our partner in our Jinan joint venture company, Jinan Broadband.  Jinan Parent has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the years ended December 31, 2011 and 2010, Jinan Broadband incurred service fees to Networks Center of approximately $47,000 and $44,000, respectively.  To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband.  Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the years ended December 31, 2011 and 2010, Jinan Broadband paid sales agency fees of approximately $31,000 and $44,000 related to revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of December 31, 2011 and December 31, 2010, Jinan Broadband had accounts payable to Networks Center of approximately $268,000 and $258,000, respectively, relating to maintenance, network leasing and facility rental fees.  Jinan Broadband’s operation is located in a building that is owned by Networks Center.  As such, Jinan Broadband shares the cable network usage with Networks Center.  Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers.  As such Network Center charges Jinan Broadband fees for these services and usage of their facility.

Amount due from Non-controlling Interest

Subsequent to our acquisition of Sinotop in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, on total registered capital of RMB 50 million.  Sinotop has contributed RMB 10 million and has a commitment to fund the remaining RMB 30 million.  As of December 31, 2011, Hua Cheng has not made its capital contribution of RMB 10 million.  Accordingly, we recorded an amount due from non-controlling interest in the amount of $1,572,699.

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

Other Revenue

During the quarter ended December 31, 2011, Zhong Hai Video, our 80% owned subsidiary, provided to Hua Cheng Film and Television Digital Program Co., Ltd. (“CHC”) consulting services for consideration of $23,000.  The Company recognized this amount as other revenue.  CHC is the 51% owner of Hua Cheng which in turns holds 20% ownership in Zhong Hai Video. In addition, our subsidiary, Sinotop Beijing holds 39% ownership in Hua Cheng and 80% ownership in Zhong Hai Video.

9.            Property and Equipment

During 2010, the Company analyzed for impairment the equipment at its Jinan Broadband subsidiary, as the equipment was taken out of service in July 2010 due to changes in customer needs.  As of December 31, 2010, the Company determined there were no other uses for the equipment and that the equipment cannot be sold.  As such, the Company recorded a total equipment impairment charge of approximately $1,505,000 in 2010 which was allocated to headend facilities and machinery.  In 2011, the Company recorded impairment charges of $39,000 related to furniture and office equipment at Sinotop and AdNet.  After settlement with the vendor we recorded a net impairment expense of approximately $33,000 related to the faulty equipment at Sinotop.

Property and equipment approximated the following:

	December 31,	December 31,
	2011	2010

Furniture and office equipment	$2,088,000	$1,241,000
Headend facilities and machinery	16,724,000	14,257,000
Leasehold improvements	310,000	144,000
Vehicles	30,000	30,000
Total property and equipment	19,152,000	15,672,000
Less: accumulated depreciation	(14,053,000)	(11,064,000)
Net carrying value	$5,099,000	$4,608,000

We recorded depreciation expense of approximately $2,505,000 and $2,899,000 for the years ended December 31, 2011 and 2010, respectively.

10.          Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture and Sinotop.  The Company amortizes its intangible assets that have finite lives.  As discussed in Note 5, the Company determined during 2011 that AdNet’s remaining assets would no longer be used.  As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011.

A roll forward of our intangible assets activity from December 31, 2010 to December 31, 2011 follows:

	Balance at December 31, 2010	Additions	Amortization Expense	Impairment Charge	Foreign Currency Transl Adj	Balance at December 31, 2011
Amortized intangible assets:
Service agreement	$1,397,042	$-	$(86,150)	$-	$-	$1,310,892
Publication rights	425,253	-	(24,300)	-	-	400,953
Customer relationships	88,359	-	(11,780)	-	-	76,579
Operating permits	636,519	-	(36,372)	-	-	600,147
Software technology	315,403	-	(126,162)	(189,241)	-	-
Charter / Cooperation agreements	2,698,408	-	(137,792)	-	-	2,560,616
Noncompete agreement	3,031,260	-	(1,455,004)	-	-	1,576,256
Software and licenses	12,555	268,412	(41,437)	-	485	240,015
Website development	-	384,290	-	-	-	384,290
Total amortized intangible assets	$8,604,799	$652,702	$(1,918,997)	$(189,241)	$485	$7,149,748

Unamortized intangible assets:
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,105,478	$-	$-	$-	$-	$6,105,478

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $1,918,997 and $1,102,645 during 2011 and 2010, respectively.  The website was placed in service in January 2012 at which time we began amortizing the cost over a period of three years.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong		Zhong Hai
Years ending December 31,	Broadband	Media	Sinotop	Video	Total
2012	85,961	76,388	1,592,796	199,344	1,954,489
2013	85,961	74,421	259,041	199,344	618,767
2014	85,961	72,454	137,791	215,575	511,781
2015	85,961	72,454	137,791	2,485	298,691
2016	85,961	72,454	137,791	1,656	297,862
Thereafter	881,088	715,408	1,871,662	-	3,468,158
Total amortization to be recognized	$1,310,893	$1,083,579	$4,136,872	$618,404	$7,149,748

11.          Accrued Expenses and Liabilities

Accrued expenses and liabilities consist of the following:

	December 31,	December 31,
	2011	2010

Accrued expenses and liabilities	$613,000	$720,000
Accrued payroll	249,000	84,000
	$862,000	$804,000

12.          Private Financings, July 2010

In connection with our July 2010, Private Financing, we entered into a Registration Rights Agreement with the investors under which we agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission, registering the shares of common stock and the shares of common stock underlying the Series A and Series B Preferred Stock and the Warrants.  The Agreement required us to file the registration statement within 45 days of the closing (by September 13, 2010) and to have it effective within 180 days (by January 26, 2011).  The registration statement which was initially filed on October 7, 2010, and amended thereafter on May 10, 2011, became effective on May 13, 2011.  The agreement did not provide for any specific penalties for non-performance and we did not record any liability for any penalties

13.          Private Financings, June 2011

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited (“Fidelity”), professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to funds managed by Fidelity and its affiliates an aggregate of 979,213 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds to the Company of $6,462,806.  Pursuant to the securities purchase agreement with Fidelity, we could not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that were exercisable or convertible into common stock except for (i) up to 1,958,426 shares of our common stock at a per share price equal to or greater than US$6.60, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 666,667 shares of our common stock, with a per share exercise price equal to or greater than US$6.60, and (iv) pursuant to our 2010 Equity Incentive Plan, options to purchase up to an aggregate of 440,000 shares of our common stock to new and existing employees in the normal course of business.

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

On June 7, 2011, we completed a private placement transaction with a group of twenty-seven accredited investors.  Pursuant to a securities purchase agreement between us and the investors, we issued to the investors an aggregate of 675,000 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds of $4,455,000.  The offer and sale of the shares to the accredited investors was made in compliance with the securities purchase agreement with Fidelity.

The Company paid issuance costs of $822,167 related to the June 2011 financings.

Stock Purchase Right

In connection with the June 3, 2011 private placement, we granted to Fidelity a right of first refusal during the six month period following the closing to purchase up to ten percent of the number of shares of common stock offered to other investors, as permitted in the securities purchase agreement, at a per share price of $6.60 and on identical terms as set forth in the securities purchase agreement.

In connection with the June 7, 2011 private placement, Fidelity had the right to purchase up to 75,000 shares of our common stock, or up to ten percent of the number of shares sold to the accredited investors, at a per share price of $6.60.  On June 7, 2011, we agreed to modify the right with Fidelity to extend the right to purchase these shares until December 3, 2011 at a price of $6.60 per share.  We valued this right at approximately $155,000 based on the Black-Scholes Merton model and recorded it as a right to purchase shares expense in connection with the placement.  On December 4, 2011, we granted Fidelity an extension of this right to purchase for an additional six months.  We valued this right at approximately $39,000 based on the Black-Scholes Merton model and recorded it as a right to purchase shares expense in connection with the placement.

14.          Net Loss Per Common Share Attributable to YOU On Demand Shareholders

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

For the years ended December 31, 2011 and 2010, the number of securities not included in diluted EPS because the effect would have been anti-dilutive was 4,122,052 and 3,739,719, respectively.

	2011	2010
Warrants	358,579	151,912
Stock purchase right	75,000	-
Options	1,386,233	1,285,567
Series A Preferred Stock	933,333	933,333
Series B Preferred Stock	1,368,907	1,368,907
Total	4,122,052	3,739,719

15.          Interest Expense and Share Issuance

In connection with the convertible notes issued in 2008 and 2009, note holders converted 100% of the outstanding principal and interest owing on such notes into shares of common stock and warrants in connection with the closing of the financings on July 30, 2010 and pursuant to a Waiver and Agreement to Convert, dated May 20, 2010.  The Company incurred $439,000 of interest expense related to the notes in the year ended December 31, 2010.  This amount includes the balance of the unamortized amount that was remaining on the original issue discount due to the conversion of the notes into shares and common stock.

Also, as set forth in the related documents and with the consent of the note holders, we issued 8,708 shares to the note holders as payment for convertible note interest of approximately $133,000 for the year ended December 31, 2010 (none in 2011).

16.          Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors.  The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2.  The license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title.  We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement.  As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees.  Deferred license fees are classified on the consolidated balance sheets as “Other current liabilities”.  Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 20 to the consolidated financial statements.

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

In connection with the WB Agreement, the Company issued 200,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $6.60 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $13.20 per share for twenty consecutive trading days.  In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash.  As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content.  Further, we initially classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137.  At December 31, 2011, the non-current licensed content was in the amount of $450,975.  The Black-Scholes Merton model incorporated the following assumptions:  risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%.  The Company began amortizing this asset during the third quarter of 2011 and accordingly recognized $75,000 during the year ended December 31, 2011.

18.          Share-Based Payments

Stock Options

Through December 31, 2011, the Company has 1,386,233 options and 433,579 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the years ended December 31, 2011 and 2010:

	2011	2010
Stock option amortization	$599,000	$503,000
Stock issued as payment for interest	-	133,000
Stock issued for services	10,000	255,000
Stock warrants issued for service	25,000	-
Stock issuance right of purchase	194,000	-
	$828,000	$891,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation.  The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model.  The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.  The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2011 and 2010:  risk-free interest rate of 1.82% to 3.43%, expected volatility of 60% and 75%, expected life of 10.0 years and expected dividend yield of 0%.

Common shares were also issued to pay for consulting services and were recorded at the closing price of $3.75 per share on the issue date and expensed in an amount of $10,000 for the year ended December 31, 2011.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity at December 31, 2011 and 2010 is summarized as follows:

	December 31, 2011			December 31, 2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of year	1,285,567	$3.00	$1,922,000	4,233	$49.50	$-
Granted	114,000	4.91	37,000	1,281,333	3.00	1,922,000
Exercised	-	-	-	-	-	-
Cancelled/expired	(13,333)	3.00	(20,000)	-	-	-
Options outstanding at end of period	1,386,234	$3.32	$1,939,000	1,285,567	$3.00	$1,922,000

Options exercisable at end of period	735,025	$3.28	$1,089,031	418,344	$3.75	$621,667

Options available for issuance	2,613,767			2,714,433

As of December 31, 2011, there were 1,386,233 options outstanding with 735,025 options exercisable at a weighted average exercise price of $3.28 with a weighted average remaining contractual life of 8.89 years.

As of December 31, 2011 the Company had total unrecognized compensation expense related to options granted of approximately $1,527,000 which will be recognized over a remaining service period of 4.0 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010 and June 2011 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company.  As of December 31, 2011, the weighted average exercise price was $36.21 and the weighted average remaining life was 2.49 years.  The following table outlines the warrants outstanding as of December 31, 2011 and December 31, 2010:

	2011	2010
Warants Outstanding	Number of Warrants Outstanding	Number of Warrants Outstanding	Exercise Price	Expiration Date
Share Exchange Consulting Warrants ($45.00 exercise price)	59,664	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	8,533	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	53,333	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	17,049	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	13,333	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	-	$6.60	5/11/2016
June 2011 Fidelity Right to Purchase ($6.60 exercise price)	75,000	-	$6.60	6/3/2012
2011 Service Warrants ($7.20 exercise price)	6,667	-	$7.20	6/15/2016
	433,579	151,912

The Company accounts for its stock warrant issuances pursuant to the provisions of ASC 505-50, Equity-based Payments to Nonemployees.  The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes Merton valuation model.  The Black-Scholes Merton model incorporated the following assumptions for the warrants issued in 2011:  risk-free interest rate of 0.05% to 1.89%, expected volatility of 60.0% to 75%, expected life of 6 months to 5.0 years and expected dividend yield of 0%.

19.          Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The income tax benefit for the years ended December 31, 2011 and 2010 results from changes in calculated deferred taxes, particularly liabilities associated with intangible assets. Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except to the extent that they are able to offset deferred tax liabilities that arise from temporary differences that are expected to reverse prior to the expiration of the availability of the net operating loss carryovers.

The Company’s current management does not believe that YOU On Demand Holdings, Inc. has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of net operating loss carryovers from prior to 2006, when the corporate entity was under the control of different management in other lines of business. These carryovers expire in various years through 2025. Since Management has not been able to determine whether income tax returns were filed prior to the January 23, 2007 merger transaction by which the Company first became public and may not be able to recreate the records to file them if they have not they may be unable to claim the pre-exchange transaction net operating loss carryovers. In addition, even if the net operating loss carryovers were to be properly established, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity. The extent of these limitations has not yet been determined.

As of December 31, 2011, the Company has available additional U.S. net operating loss carryovers of $9,897,671  which equals $11,616,645 shown on the tax returns less $1,718,974 resulting from the non-recognition for financial reporting purposes of the tax benefits of certain a tax position taken by the Company because of the uncertainty of the position being sustained. The net operating loss carryovers expire in the years 2027 through 2031. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,420,289 and an AMT credit of $17,952.  The Company also has a charitable contributions carryover of $2,000 at December 31, 2011.

In addition to the U.S. net operating losses, Jinan Broadband, Shandong Media,  AdNet, Sinotop Hong Kong and Sinotop Beijing have the following estimated Chinese (Hong Kong in the case of Sinotop) net operating loss carryovers at December 31, 2011 with the expiration dates as shown:

	Jinan	Shandong	Sinotop	Zhong Hai	YOD		Total
Expiring	Braodband	Media	Hong Kong	Video	WFOE	Other	Foreign
2013	$-	14,567	$-	$-	$-	$103,498	$118,065
2014	-	91,999	-	-	$-	48,480	140,479
2015	-	383,185	354,077	382,992	$-	18,344	1,138,598
2016	493,283	516,876	417,358	1,782,591	329,672	16,076	3,555,856
Total	$493,283	$1,006,627	$771,435	$2,165,583	$329,672	$186,398	$4,952,998

The estimation of the income tax effect of any future repatriation of the Company’s 51% share of any profits generated by its interests in the Chinese and Hong Kong companies is not practicable. This is because it may involve additional Chinese taxation on the distributions. China Broadband Ltd. is not subject to Cayman Islands taxation.

The Company has not recognized deferred tax assets relating to the excess of its income tax bases in its non-U.S. subsidiaries over their financial statement carrying value because the Company expects to hold the investments and reinvest future earnings indefinitely.

The Company’s income tax benefit for the years ended December 31, 2011 and 2010 consisted entirely of foreign deferred taxes arising from net operating loss carryforwards.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for at least 2008 and later years. Because of the uncertainty regarding the filing of tax returns for earlier years it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from each companies’ inception in 2007 through 2010 as applicable.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011 and 2010:

	2011	2010
Balance, beginning of year	$20,255	$18,577
Increase from prior years' tax positions	1,620	1,678
Balance, end of year	$21,875	$20,255

Included in the determination of income tax expense (benefit) for the years ended December 31, 2011 and 2010 were estimated interest and penalties of $1,620 and $1,678 respectively.

The Company's deferred tax assets and liabilities at December 31, 2011 and 2010 consisted of:

	2011	2010
Deferred tax assets

U.S. NOL - pre-stock exchange transaction	$2,280,194	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	3,365,208	1,451,778
Foreign NOL	1,064,145	468,588
Deferred revenue	439,521	391,068
Reserve for returns	21,502	-
Fixed assets cost basis	1,468,092	1,222,181
Accrued payroll	8,500	-
Inventory reserves	150,927	150,927
Allowance for doubtful accounts	34,090	22,500
Equity method investee	4,927	-
Nonqualified options	109,214	9,214
Marketable securities	100,795	98,346
AMT credits	17,952	17,952
Capital loss carryover	482,898	482,898
Charitable contribution carryover	680	-
Total deferred tax assets	9,548,645	6,595,646

Less: valuation allowance	(9,057,657)	(6,094,672)

Deferred tax liabilities

Intangible assets	(1,279,729)	(1,661,041)

Net deferred tax liability	$(788,741)	$(1,160,068)

The Company’s income tax expense (benefit) for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010

Benefit of operating loss carryforwards	$(177,546)	$(198,065)
Other deferred benefits	(193,782)	(321,330)
Unrecognized tax positions	1,620	1,672
	$(369,707)	$(517,723)

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2011	2010

Net loss before income taxes	$(13,011,772)	$(16,037,729)

Expected income tax benefit at 34%	(4,424,002)	(5,452,828)

Nondeductible expenses	379,915	2,690,131
Rate-differential on foreign income invested indefinitely	1,180,646	679,548
Nontaxable gain on the disposal of AdNet	(563,319)	-
Increase in valuation allowance	2,960,535	1,177,951
Change in estimates - offset by changes in valuation allowance above	63,661	331,457
Other changes in estimates	94,898	44,346
Unrecognized tax benefits	1,620	1,672
Other	-	10,000

Income tax expense (benefit)	$(369,707)	$(517,723)

The changes in estimates in 2010 related principally to reduce Chinese NOL carryovers as a result of the disallowance of certain expense deductions by tax authorities.

YOD’s senior management, consisting of its Chairman and CEO, and its President and CFO, resides in the United States. The Executive offices are in New York metropolitan area where both reside. The books and records of the non-PRC entities are maintained by an individual in Colorado. Because of this, we think that it would be unlikely that the non-PRC entities would be classified as PRC “resident enterprises.”

For the year ended December 31, 2011, there is no additional unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position. As of December 31, 2011 and 2010, the Company accrued interest and penalties of $1,620 as shown above.

If the EIT Law were to be applied to YOU On Demand, Inc., (the Nevada Corporation itself) and/or to China Broadband Cayman those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

20.          Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2011, the Company's potential minimum cash obligation to these employees was approximately $818,000.

The Company is committed to paying leased property costs related to our Sinotop office during 2012, 2013, 2014 and 2015 in the amounts of RMB 2,441,299 (USD 383,943), RMB 2,134,244 (USD 335,652), RMB360,000 (USD56,617) and RMB120,000 (USD18,872), respectively.

The Company is committed to paying product related costs during 2012, 2013, 2014, and 2015 in the amounts of RMB 1,462,511 (USD 230,009), RMB 2,925,022 (USD 460,018), RMB 5,850,044 (USD 920,035), and RMB 5,850,044 (USD 920,035), respectively.

According to the purchase agreement with “Shandong Fu Ren”, Zhong Hai Video was obligated to pay RMB 1,000,000 (USD 157,270) to acquire 51% ownership of Shanghai Tianduo, of which RMB 700,000 (USD 110,089) remains.

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

21.           Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay.  Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $46,000 for the year ended December 31, 2011.  In 2011 employees were able to defer up to $16,500 (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k) Plan, in accordance with limits set by the IRS. (Those limits will increase to $17,000 (plus an additional $5,500 for employees over the age of 50) in 2012.)

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