Form 10-Q
period 2012-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2012-05-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,468,116 shares as of May 14, 2012.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2012

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Shandong Media” are to our 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company; (vi) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vii) “AdNet” are to our previously controlled subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (viii) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (ix) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (x) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (xi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (xii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xiii) “SEC” are to the United States Securities and Exchange Commission; (xiv) “Securities Act” are to Securities Act of 1933, as amended; (xv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xvi) “PRC” and “China” are to People’s Republic of China; (xvii) “Renminbi” and “RMB” are to the legal currency of China; (xviii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xix) “VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Media and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,861,502	$7,519,574
Marketable equity securities, available for sale	2,229	2,229
Accounts receivable, net	393,126	399,791
Inventories	408,731	413,562
Licensed content, current	787,335	150,325
Prepaid expenses	256,075	438,712
Loan receivable from related party	318,665	316,660
Amounts due from shareholders	450,135	414,743
Amount due from non-controlling interest	1,582,655	1,572,699
Other current assets	392,932	340,175
Total current assets	9,453,385	11,568,470

Property and equipment, net	4,555,567	5,099,050
Licensed content, noncurrent	413,394	450,975
Intangible assets, net	6,766,384	7,149,748
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	582,156	582,652
Other assets	101,633	101,031
Total assets	$27,977,997	$31,057,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,728,420	$3,298,041
Accrued expenses and liabilities	1,041,336	862,473
Deferred revenue	1,944,487	1,856,674
Deferred license fees, current	173,599	-
Payable to Jinan Parent	144,194	143,286
Other current liabilities	569,560	543,163
Contingent purchase consideration liability, current	1,324,138	1,091,571
Total current liabilities	8,925,734	7,795,208

Deferred license fees	-	76,670
Contingent purchase consideration liability	2,747,016	2,267,518
Deferred tax and uncertain tax position liabilities	735,178	810,616
Total liabilities	12,407,928	10,950,012

Commitments and Contingencies
Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at March 31, 2012 and December 31, 2011	1,261,995	1,261,995
Series B - 10,266,825 shares issued and outstanding, liquidation preference of $5,133,400 at March 31, 2012 and December 31, 2011	3,950,358	3,950,358

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 10,468,116 and 10,467,100 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	10,468	10,467
Additional paid-in capital	54,680,928	54,505,825
Accumulated deficit	(47,924,297)	(43,704,225)
Accumulated other comprehensive income	519,539	468,471
Total YOU On Demand equity	7,286,638	11,280,538
Noncontrolling interests	3,071,078	3,614,501

Total equity	10,357,716	14,895,039

Total liabilities and equity	$27,977,997	$31,057,404

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenue	$2,037,579	$1,697,924
Cost of revenue	1,792,021	1,250,070
Gross profit	245,558	447,854

Operating expense:
Selling, general and administrative expenses	2,746,438	1,812,688
Professional fees	412,377	317,680
Depreciation and amortization	1,231,314	1,074,327
Total Operating expense	4,390,129	3,204,695

Loss from operations	(4,144,571)	(2,756,841)

Interest & other income / (expense)
Interest income	2,713	2,938
Interest expense	(1,673)	(555)
Change in fair value of contingent consideration	(712,065)	38,609
Loss on investment in unconsolidated entities	(4,192)	(6,798)
Other	(179)	(4)

Loss before income taxes and noncontrolling interest	(4,859,967)	(2,722,651)

Income tax benefit	75,438	75,420

Net loss	(4,784,529)	(2,647,231)

Plus: Net loss attributable to noncontrolling interests	564,457	420,625

Net loss attributable to YOU On Demand shareholders	$(4,220,072)	$(2,226,606)

Net loss per share attributable to YOU On Demand shareholders
Basic	$(0.40)	$(0.25)
Diluted	$(0.40)	$(0.25)

Weighted average shares outstanding
Basic	10,467,526	8,810,843
Diluted	10,467,526	8,810,843

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(4,784,529)	$(2,647,231)
Other comprehensive income (loss):
Foreign currency translation adjustments	51,068	7,270
Unrealized losses on available for sale securities	-	(2,230)
Less: Comprehensive loss attributable to non-controlling interest	543,423	447,674
Comprehensive loss attributable to YOU On Demand shareholders	$(4,190,038)	$(2,194,517)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2012 (unaudited)

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity

Balance December 31, 2011	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039

Warrants issued for service	-	-	12,408	-	-	12,408	-	12,408

Stock option compensation expense	-	-	162,696	-	-	162,696	-	162,696

Share adjustment for round lot holders in connection with 75-for-1 reverse split	716	1	(1)	-	-	-	-	-

Net loss	-	-	-	$(4,220,072)	-	(4,220,072)	(564,457)	(4,784,529)

Foreign currency translation adjustments	-	-	-	-	51,068	51,068	21,034	72,102

Balance, March 31, 2012	10,468,116	$10,468	$54,680,928	$(47,924,297)	$519,539	$7,286,638	$3,071,078	$10,357,716

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating
Net loss	$(4,784,529)	$(2,647,231)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	175,104	156,042
Depreciation and amortization	1,231,314	1,065,073
Amortization of licensed content	37,581	-
Deferred income tax	(75,438)	(75,420)
Loss on investment in unconsolidated entities	4,191	-
Provision for bad debt expense	144,877	-
Change in fair value of contingent consideration liability	712,065	(38,609)
Change in assets and liabilities,
Accounts receivable	(135,666)	(101,524)
Inventory	8,028	45,949
Prepaid expenses and other assets	129,068	(6,613)
Licensed content	(637,989)	-
Accounts payable	416,948	289,899
Accrued expenses and liabilities	208,857	246,384
Deferred revenue	50,555	6,736
Deferred license fee	96,592	-
Other current liabilities	16,670	(57,763)
Net cash used in operating activities	(2,401,772)	(1,117,077)

Cash flows from investing activities:
Acquisition of property and equipment	(162,127)	(553,535)
Investments in intangibles	(103,550)	-
Loan advances to Shandong Media shareholders	(26,479)	(210,230)
Other	-	(156,464)
Net cash used in investing activities	(292,156)	(920,229)

Cash flows from financing activities
Capital contribution from Jinan Parent	-	151,759
Net cash provided by financing activities	-	151,759

Effect of exchange rate changes on cash	35,856	(52,951)

Net decrease in cash and cash equivalents	(2,658,072)	(1,938,498)
Cash and cash equivalents at beginning of period	7,519,574	6,584,396

Cash and cash equivalents at end of period	$4,861,502	$4,645,898

Supplemental Cash Flow Information:

Cash paid for taxes	$325	$-
Cash paid for interest	$1,673	$555

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman:  Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company.  The unaudited consolidated financial statements included the accounts of AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”). During the third quarter of 2011 AdNet was deconsolidated as a result of the Company’s termination of control.  All material intercompany transactions and balances are eliminated in consolidation.

The Company’s Board of Directors authorized a 75:1 reverse stock split on February 9, 2012, which took effect on February 9, 2012.  All share and related option information presented in these unaudited consolidated financial statements and related notes has been retroactively adjusted to reflect the reduced number of shares resulting from this reverse stock split.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal, recurring nature necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X.  The results of operations for the three months ended March 31, 2012 presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2012, we had a net loss of approximately $4,800,000 and we used cash for operations of approximately $2,402,000.   Our working capital at March 31, 2012 was approximately $528,000.   On May 10, 2012, the Company’s Chairman and Chief Executive Officer, Mr. Shane McMahon made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount.  The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013.  The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price equal to the purchase price paid for the securities by such investors.

The Company incurred significant continuing losses during 2011 along with the first quarter of 2012 and has relied on debt and equity financings to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company launched its PPV and VOD business during this quarter which is expected to increase cash inflows. We anticipate that we may need to raise additional funds to fully implement our business model and related strategies.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2011, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

3.	Sinotop Contingent Consideration

In connection with the acquisition of Sinotop Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the July 2010 financing and (iii) a four-year option to purchase a number of shares of the Company’s common stock that is equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: Sinotop Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s PPV services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s PPV services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s PPV services

Subsequent to the acquisition of Sinotop, the Company underwent a warrant exchange that converted the three-year warrants to be potentially earned under clause (ii) above to 332,002 shares of common stock. As such, the Earn-Out Securities subject to the achievement of the specified performance milestones are 735,822 shares of common stock and a four-year option to purchase a number of shares of the Company's common stock that is equal to 5% of the total number of shares of the Company's common stock underlying all options of the Company granted simultaneous with the adoption of the Stock Incentive Plan to individuals employed by the Company as of September 1, 2010.

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $712,065 for the three months ended March 31, 2012.

The following is a summary of the estimated fair value of contingent consideration obligation for the acquisition of Sinotop Hong Kong at March 31, 2012 and December 31, 2011.

		December 31,		March 31,
	Number of	2011	Change in	2012
Class of consideration	Instruments	Fair Value	Fair Value	Fair Value
Common shares	735,822	$3,147,109	$658,342	$3,805,451
Stock options	80,000	211,980	53,723	265,703
Total contingent consideration		$3,359,089	$712,065	$4,071,154

The following table represents the estimated fair value of the current and the noncurrent portion of the contingent consideration liability for the acquisition of Sinotop Hong Kong at March 31, 2012.

	As of March 31,2012
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2012	245,274	$1,243,083	$-	$1,243,083
Shares July 2013	245,274	-	1,290,805	1,290,805
Shares July 2014	245,274	-	1,271,563	1,271,563
Total Common Shares	735,822	$1,243,083	$2,562,368	$3,805,451

Options July 2012	26,667	$81,055	$-	$81,055
Options July 2013	26,667	-	89,772	89,772
Options July 2014	26,667	-	94,876	94,876
Total Options	80,000	$81,055	$184,648	$265,703

Total Shares and Options	815,822	$1,324,138	$2,747,016	$4,071,154

4.	Deconsolidation of AdNet

We acquired AdNet during the first half of 2009. Due to the shift of our business model to the PPV and VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet. Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our PPV and VOD business.

Due to recent advancements in other advertising technologies, the Company determined that AdNet’s remaining assets would no longer be used to support the PPV and VOD business. As such, on August 3, 2011, the Company provided a thirty-day notice of its termination of the VIE arrangement with AdNet, which served to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011. Accordingly, as of June 30, 2011, the Company recognized a loss on the impairment of AdNet’s remaining assets in the amount of $212,180. Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,041 in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary.

5.	Shandong Media Joint Venture

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $791,300) to Shandong Media. In 2008, we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.

In January 2012, the Company, through Jinan Zhong Kuan, signed a Memorandum of Understanding (“MOU”) with Shandong Broadcast and Modern Movie, our partners in our Shandong Media joint venture company, whereby upon execution of a formal agreement, the Company will be relieved of its obligation to make the additional payment of RMB 5,000,000 (approximately US $791,300) described above in exchange for payment of RMB 1,000,000 (approximately US $158,300) to Shandong Media and the transfer of 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie.  On April 28, 2012 Jinan Zhong Kuan made payment of RMB 1,000,000 to Shandong Broadcast in connection with the signed MOU.  Once all parties execute the equity transfer ownership agreement, Shandong Broadcast will file an application with the PRC State Administration for Industry & Commerce (“AIC”) to effect the changes made in the Articles of Association (“AOA”) and complete the transaction.  Upon the effectiveness of such equity transfer ownership during the second quarter of 2012, the Company will deconsolidate Shandong Media’s assets and liabilities.

As of the date of this filing, the formal agreement to transfer 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie had not been finalized and the VIE structure under which the Company controls Shandong Media remains in place.

6.	Fair Value Measurements

Accounting standards require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

●	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

●
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

●
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

Common stock is valued at closing price reported on the active market on which the individual securities are traded.

The fair value of the contingent purchase consideration liabilities at March 31, 2012 and December 31, 2011 was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model. Estimated probabilities related to achieving the earn-out milestones were incorporated into our valuation. In addition, our valuation incorporates the following assumptions:

	March 31,	December 31,
	2012	2011
Risk-free interest rate	0.538%	0.410%
Expected volatility based on the (High - Low) / (High + Low) method	75%	75%
Expected life	4 years	4 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Fair Value Measurements (Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Liabilities
Contingent purchase consideration (see Note 3)	$-	$-	$4,071,154	$4,071,154

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Liabilities
Contingent purchase consideration (see Note 3)	$-	$-	$3,359,089	$3,359,089

7.	Related Party Transactions

Shandong Media

Loan Receivable

During the three months ended March 31, 2012, the Company’s loan receivable from Music Magazine increased approximately $2,000, due to currency fluctuations. At March 31, 2012 and December 31, 2011, approximately $319,000 and $317,000, respectively, is due to the Company from Music Magazine. The Company advanced funds in the form of a loan to Music Magazine to fund its operations. The loan is unsecured, interest-free and is due on December 31, 2012. Music Magazine is an affiliate of Modern Movie & TV Biweekly Press, our partner in our Shandong Media joint venture company. Pursuant to the MOU, we will work with our related party to settle this loan.

Prepaid Expense

As of March 31, 2012 and December 31, 2011, Shandong Media prepaid $180,000 and $193,000, respectively, to Modern Movie for rental of space for company functions.

Amounts due from Shareholders

As of March 31, 2012 and December 31, 2011, amounts due from shareholders include approximately $450,000 and $415,000, respectively, representing advances to both Shandong Broadcast and to Modern Movie. All of the parties are our partners in our Shandong Media joint venture company. The amount due of approximately $137,000 and $103,000 at March 31, 2012 and December 31, 2011, respectively, from Shandong Broadcast is unsecured, interest free and has no fixed repayment terms. The amount due of approximately $313,000 and $312,000 at March 31, 2012 and December 31, 2011, respectively, from Modern Movie is unsecured, interest free and is due on December 31, 2012. Pursuant to the MOU, we will work with our related parties to settle this loan.

Other Current Liabilities

As of March 31, 2012 and December 31, 2011, Shandong Media had a payable of approximately $95,000 and $89,000, respectively, related to a vehicle usage agreement with Shandong Broadcast & TV Weekly Press, our partner in our Shandong Media joint venture.

Jinan Broadband

Payable to Jinan Parent

During the three months ended March 31, 2012, our payable to Jinan Parent increased approximately $1,000, due to currency fluctuations. At March 31, 2012 and December 31, 2011, approximately $144,000 and $143,000, respectively, remained due to Jinan Parent. This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the three month periods ended March 31, 2012 and 2011, Jinan Broadband generated $102,000 and $38,000 of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”).  Networks Center is the owner of Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”), our partner in our Jinan joint venture company, Jinan Broadband. Jinan Parent has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the three months ended March 31, 2012 and 2011, Jinan Broadband incurred service fees to Networks Center of approximately $12,000 and $9,000, respectively. To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband. Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the three month periods ended March 31, 2012 and 2011, Jinan Broadband paid sales agency fees of approximately $22,000 and $11,000 to Networks Center for revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of March 31, 2012 and December 31, 2011, Jinan Broadband had accounts payable to Networks Center of approximately $270,000 and $268,000, respectively, relating to maintenance, network leasing and facility rental fees. Jinan Broadband’s operation is located in a building that is owned by Networks Center. As such, Jinan Broadband shares the cable network usage with Networks Center. Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers. As such, Network Center charges Jinan Broadband fees for these services and usage of their facility.

Accrued Expense

Jinan Broadband had accrued network leasing fees to Networks Center of approximately $47,000 as of March 31, 2012 and December 31, 2011.

Amount due from Non-controlling Interest

Subsequent to our acquisition of Sinotop Hong Kong in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, on total registered capital of RMB 50 million. As of March 31, 2012, Sinotop contributed RMB 10 million while Hua Cheng has not made its capital contribution.  Accordingly, we have recorded an amount due from non-controlling interest in the amount of $1,582,655.  We are currently in the process of reducing the registered capital from RMB 50 million (USD 7,913,271) to RMB 12.5 million (USD 1,978,318).  Thus, Sinotop will have contributed its full amount of RMB 10 million (USD 1,582,654) (80%).  After approval of the capital reduction application, Hua Cheng will contribute its RMB 2.5 million (USD 395,664) (20%).

8.	Property and Equipment

During 2011, the Company recorded an impairment charge of $39,000 related to furniture and office equipment at Sinotop and AdNet. After settlement with the vendor we recorded a net impairment expense of approximately $33,000 related to the faulty equipment at Sinotop.

Property and equipment approximated the following:

	March 31,	December 31,
	2012	2011

Furniture and office equipment	$3,342,000	$2,088,000
Headend facilities and machinery	15,863,000	16,724,000
Leasehold improvements	167,000	310,000
Vehicles	67,000	30,000
Total property and equipment	19,439,000	19,152,000
Less: accumulated depreciation	(14,884,000)	(14,053,000)
Net carrying value	$4,555,000	$5,099,000

We recorded depreciation expense of approximately $744,000 and $564,000 for the three months ended March 31, 2012 and 2011, respectively.

9.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture and Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives. As discussed in Note 4, the Company determined during 2011 that AdNet’s remaining assets would no longer be used. As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011.

A roll forward of our intangible assets activity for the three months ended March 31, 2012 is as follows:

	Balance at				Foreign	Balance at
	December 31,		Amortization	Impairment	Currency	March 31,
	2011	Additions	Expense	Charge	Transl Adj	2012
						(unaudited)
Amortized intangible assets:
Service agreement	$1,310,892	$-	$(21,490)	$-	$-	$1,289,402
Publication rights	400,953	-	(6,075)	-	-	394,878
Customer relationships	76,579	-	(2,945)	-	-	73,634
Operating permits	600,147	-	(9,093)	-	-	591,054
Charter / Cooperation agreements	2,560,616	-	(34,448)	-	-	2,526,168
Noncompete agreement	1,576,256	-	(363,751)	-	-	1,212,505
Software and licenses	240,015	3,456	(19,676)	-	331	224,126
Website development	250,000	100,000	(29,212)	-	45	320,833
Total amortized intangible assets	$7,015,458	$103,456	$(486,690)	$-	$376	$6,632,600

Unamortized intangible assets:
Website name	134,290					134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of $486,690 and $501,073 for the three months ended March 31, 2011 and 2012.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	Sinotop
Years ending December 31,	Broadband	Media	Hong Kong	Sinotop	Total
2012 (nine months)	$64,470	$56,841	$1,194,597	$160,708	$1,476,616
2013	85,961	74,955	259,041	178,630	598,587
2014	85,961	72,454	137,791	155,764	451,970
2015	85,961	72,454	137,791	28,326	324,532
2016	85,961	72,454	137,791	16,524	312,730
Thereafter	881,095	715,408	1,871,662	-	3,468,165
Total amortization to be recognized	$1,289,409	$1,064,566	$3,738,673	$539,952	$6,632,600

10.	Accrued Expenses and Liabilities

Accrued expenses and liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Accrued expenses and liabilities	$996,000	$613,000
Accrued payroll	45,000	249,000
	$1,041,000	$862,000

11.	Private Financings, June 2011

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited (“Fidelity”), professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to funds managed by Fidelity and its affiliates an aggregate of 979,213 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds to the Company of $6,462,806. Pursuant to the securities purchase agreement with Fidelity, we could not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that were exercisable or convertible into common stock except for (i) up to 1,958,426 shares of our common stock at a per share price equal to or greater than $6.60, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 666,667 shares of our common stock, with a per share exercise price equal to or greater than $6.60, and (iv) pursuant to our Stock Incentive Plan, options to purchase up to an aggregate of 440,000 shares of our common stock to new and existing employees in the normal course of business.

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

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

For the three months ended March 31, 2012 and 2011, the number of securities not included in diluted EPS because the effect would have been anti-dilutive was 4,318,786 and 3,734,386,respectively, and consists of the following:

	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Warrants	361,912	151,912
Stock purchase right	75,000	-
Options	1,579,634	1,280,233
Series A Preferred Stock	933,333	933,333
Series B Preferred Stock	1,368,907	1,368,907
Total	4,318,786	3,734,386

13.	Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2.  We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Deferred license fees are classified on the consolidated balance sheets as “Deferred license fees”. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 17 to the consolidated financial statements.

14.	Warner Bros. License Agreement

On June 15, 2011, the Company, through its Chinese joint ventures Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) and Zhong Hai Video entered into a Transactional Video on Demand and Pay-Per-View License Agreement (the “WB Agreement”) with CAV Warner Home Entertainment Co., Ltd. (“CAVW”), Warner Bros. Home Entertainment Group’s joint venture in China. Pursuant to the WB Agreement, Hua Cheng was granted a license under copyright for a total term of fifty-four months beginning on July 1, 2011. The contract is subject to annual minimum payments.

In connection with the WB Agreement, the Company issued 200,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $6.60 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $13.20 per share for twenty consecutive trading days. In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash. As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content. Further, we initially classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137. At March 31, 2012, the non-current licensed content  amounted to $413,394. The Black-Scholes Merton model incorporated the following assumptions: risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%. The Company began amortizing this asset during the third quarter of 2011 and recognized approximately $38,000 during the first quarter of 2012.

15.	Share-Based Payments

Stock Options

Through March 31, 2012, the Company has 1,579,634 options and 436,912 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months ended March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Stock option amortization	$163,000	$146,000
Stock issued for services	-	10,000
Stock warrants issued for service	12,000	-
	$175,000	$156,000

The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2012 and 2011: risk-free interest rate of 1.82% to 3.43%, expected volatility of 60% and 75%, expected life of 10.0 years and expected dividend yield of 0%.

Common shares were also issued to pay for consulting services and were recorded at the closing price of $3.75 per share on the issue date and expensed in an amount of $10,000 during the three months ended March 31, 2011 (none in 2012).

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	March 31, 2012
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding at beginning of year	1,386,234	$3.32	$3,203,967
Granted	193,400	4.91	175,813
Exercised	-	-	-
Cancelled/expired	-	3.00	(32,667)
Options outstanding at end of period	1,579,634	$3.48	$3,347,113

Options exercisable at end of period	805,386	$3.27	$1,946,492

Options available for issuance	2,420,366

As of March 31, 2012, there were 1,579,634 options outstanding with 805,386 options exercisable at a weighted average exercise price of $3.22 with a weighted average remaining contractual life of 8.63 years.

As of March 31, 2012 the Company had total unrecognized compensation expense related to options granted of approximately $2,058,427 which will be recognized over a remaining service period of 4.0 years.

 Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010 and June 2011 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company. As of March 31, 2012, the weighted average exercise price was $35.99 and the weighted average remaining life was 2.29 years. The following table outlines the warrants outstanding as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(unaudited)
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	59,664	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	8,533	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	53,333	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	17,049	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	13,333	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
June 2011 Fidelity Right to Purchase ($6.60 exercise price)	75,000	75,000	$6.60	6/3/2012
2011 Service Agreement Warrants ($7.20 exercise price)	10,000	6,667	$7.20	6/15/2016
	436,912	433,579

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

16.	Income Taxes

The Company files a U.S. federal income tax return and also is subject to income tax in those foreign jurisdictions in which the subsidiaries and operate with the exception of China Broadband, Ltd., it British Virgin Islands subsidiary, which is not subject to income tax. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized. The income tax benefit for the three month periods ended March 31, 2012 and 2011 results primarily from changes in calculated deferred taxes, particularly liabilities associated with intangible assets. Deferred tax assets associated with net operating losses have a full valuation allowance recorded against them except in those instances in which they can offset deferred tax liabilities. The income tax benefit for the three months ended March 31, 2012 and 2011 is net of a $438 and $456 expense for estimated penalties and interest that would be due on unrecognized tax positions.

As of March 31, 2012, the Company’s Chinese and Hong Kong subsidiaries have not had any net earnings and consequently the Company does not have any undistributed earnings from those subsidiaries. Under existing laws, such earnings will not be subject to U.S. tax until distributed as dividends.  Once the Company’s subsidiaries have earnings, any such earnings that are distributed to the Company will be subject to a withholding tax at a rate of 5% in accordance with the PRC and Hong Kong Taxation Arrangement. Such distributions will also be taxable in the United States but such U.S. taxation will likely be partially offset by credits for the PRC and Hong Kong taxes paid on the income. For any earnings of the Chinese and Hong Kong subsidiaries that are not distributed, deferred tax liabilities for the 5% withholding tax and U.S. taxes in excess of the foreign tax credit will be recognized to the extent that such undistributed earnings are expected to be distributed. No deferred income tax liability will be recognized on undistributed earnings of the Chinese and Hong Kong subsidiaries if they are deemed to have been permanently invested outside the U.S., and it is not practicable to estimate the deferred tax liability related to such undistributed earnings.

China passed an Enterprise Income Tax Law (“EIT Law”) and implementing rules, both of which became effective January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

If the EIT Law were to be applied to YOU On Demand Holdings, Inc., (the Nevada Corporation itself) and/or to China Broadband, Ltd., those entities would be subject to Chinese corporate income tax, currently at a rate of 25%. It would also be possible that the Company would not be able to claim a credit against is U.S. income taxes for those Chinese corporate income taxes. To date, these two entities have generated no net income so there would be no Chinese tax liability even if the EIT Law were to apply to them.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service (“IRS”) for at least 2007 and later years. Because of the uncertainty regarding the filing of tax returns for earlier years it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies’ inceptions in years from 2007 to 2011 as applicable. The Company is not aware of any income tax audits in any of the jurisdictions to which it is subject.

The Company’s current management does not believe that the Company has filed United States corporate income tax returns for several years prior to the January 23, 2007 merger transaction and accompanying change in management under which the Company in its current form was created. Management believes that because of the lack of taxable income there will be no material penalties resulting from any previous non-compliance.

Management believes that it has $6,706,453 of net operating loss carryovers from prior to 2006. These carryovers expire in various years through 2025. Since Management has not been able to determine whether income tax returns were filed for this period and may not be able to recreate the records to file them if they have not they may be unable to claim the pre-exchange transaction net operating loss carryovers. In addition, even if the net operating loss carryovers were to be properly established, the future use of any pre-exchange transaction net operating loss carryovers will be significantly limited under section 382 of the internal revenue code because of the change of control in January 2007 as well as by previous changes in the control of the Corporate entity. The extent of these limitations has not yet been determined.

As of March 31, 2012, the Company has available additional U.S. net operating loss carryovers of $11,170,451, and will  expire in the years 2027 through 2032. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,420,289 and an AMT credit of $17,952. The Company also has a charitable contributions carryover of $2,000 at March 31, 2012.

In addition to the U.S. net operating losses, Jinan Broadband, Shandong Media, Sinotop Hong Kong, Zhong Hai Video and the YOD WFOE have the following estimated Chinese (Hong Kong in the case of Sinotop) net operating loss carryovers at March 31, 2012 with the expiration dates as shown:

	Jinan	Shandong	Sinotop	Zhong Hai	YOD		Total
Expiring	Broadband	Media	Hong Kong	Video	WFOE	Other	Foreign
2012	$-	$-	$-	$-	$55,726	$-	$55,726
2013	-	14,659	-	-	41,560	-	56,219
2014	-	92,581	-	-	35,013	-	127,594
2015	-	465,215	322,921	385,417	18,460	-	1,192,013
2016	76,654	339,218	417,358	1,799,062	994	395,314	3,028,600
2017	78,312	226,191	85,048	185,025	965	711,739	1,287,280
Total	$154,966	$1,137,864	$825,327	$2,369,504	$152,718	$1,107,053	$5,747,432

The Company has established a valuation allowance against its net deferred tax assets in the amount of $10,058,886 and $9,057,657 as of March 31, 2012 and December 31, 2011, respectively, due to the Company’s history of pre-tax losses and the resulting likelihood that deferred tax assets are not realizable.

17.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2012, the Company's potential minimum cash obligation to these employees was approximately $934,000.

The Company is committed to paying leased property costs related to our China offices through 2015 as follows:

Years ending December 31,	Leased Property Costs
2012 (nine months)	$281,974
2013	$337,777
2014	$56,976
2015	$18,992

The Company is committed to paying product related costs through 2015 as follows:

Years ending December 31,	Product Related Costs
2012 (nine months)	$349,819
2013	$978,389
2014	$1,514,778
2015	$926,778

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

18.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately  $20,000 and $9,000 for the three months ended March 31, 2012 and 2011, respectively. In 2011 employees were able to defer up to $16,500 (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k) Plan, in accordance with limits set by the IRS.  In 2012 the limits will increase to $17,000 (plus an additional $5,500 for employees over the age of 50).

19.	Subsequent Events

On May 10, 2012, our Chairman and Chief Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount.  The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013.  The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price equal to the purchase price paid for the securities by such investors.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Part I. Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

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

Hong Kong

Our subsidiary, Sinotop Hong Kong, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as Sinotop Hong Kong has no taxable income.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations (unaudited).

	Three Months Ended
	March 31,	March 31,	Amount	%
	2012	2011	Change	Change

Revenue	$2,038,000	$1,698,000	$340,000	20%
Cost of revenue	1,792,000	1,250,000	542,000	43%
Gross profit	246,000	448,000	(202,000)	-45%

Operating expense:
Selling, general and administrative expenses	2,747,000	1,813,000	934,000	52%
Professional fees	412,000	318,000	94,000	30%
Depreciation and amortization	1,231,000	1,074,000	157,000	15%
Total operating expense	4,390,000	3,205,000	1,185,000	37%

Loss from operations	(4,144,000)	(2,757,000)	(1,387,000)	50%

Interest & other income / (expense)
Interest income	3,000	3,000	-	0%
Interest expense	(2,000)	(1,000)	(1,000)	100%
Change in fair value of contingent consideration	(712,000)	39,000	(751,000)	-1926%
Loss on investment in unconsolidated entities	(4,000)	(7,000)	3,000	-

Loss before income taxes and noncontrolling interests	(4,859,000)	(2,723,000)	(2,136,000)	78%

Income tax benefit	75,000	75,000	-	0%

Net loss	(4,784,000)	(2,648,000)	(2,136,000)	81%

Net loss attributable to noncontrolling interests	564,000	421,000	143,000	34%

Net loss attributable to YOU On Demand shareholders	(4,220,000)	(2,227,000)	(1,993,000)	89%

Revenues

Revenues for the three months ended March 31, 2012 totaled $2,038,000, as compared to $1,698,000 for the same period of 2011. The increase in revenue of approximately $340,000, or 20%, is attributable to increases in revenue from both Jinan Broadband and Shandong Media, as discussed below.

For the three months ended March 31, 2012, Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $1,274,000, an increase of $231,000, or 22%, as compared to $1,043,000 for the same period in 2011.  The increase is primarily related to sales to our business customers and internet income.

For the three months ended March 31, 2012, Shandong Media’s revenue consisted of publication sales and advertising revenue of $764,000, an increase of $109,000, or 17%, as compared to $655,000 for the same period in 2011.  The increase is mainly attributable to increases in advertising revenue.

Gross Profit

Our gross profit for the three months ended March 31, 2012 was $246,000, as compared to $448,000 for the same period in 2011. The decrease in gross profit of approximately $202,000, or 45%, is mainly due to content acquisition costs related to our PPV and VOD business.

Gross profit as a percentage of revenue was 12% for the three months ended March 31, 2012, as compared to 26% for the same period in 2011. The decrease is mainly due to content acquisition costs related to our PPV and VOD business while none in 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2012 increased approximately $934,000 to $2,747,000, as compared to $1,813,000 for the three months ended March 31, 2011. The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended March 31, 2012, salaries and personnel costs accounted for 60% of our selling, general and administrative expenses.   For the three months ended March 31, 2012, salaries and personnel costs totaled $1,660,000, an increase of $572,000, or 53%, as compared to $1,088,000 for the same period of 2011.  The increase in salaries and personnel costs is primarily attributable to the development our PPV and VOD business.

The other major components of our selling, general and administrative expenses include bad debt, office, marketing and promotions, rent and travel. For the three months ended March 31, 2012, these costs totaled $596,000, an increase of $220,000, or 59% as compared to $376,000 for the same period of 2011, mainly due to the increase of bad debt allowance of $145,000 at Shandong Media.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business. Our costs for professional fees increased $94,000, or 30%, to $412,000 for the three months ended March 31, 2012, from $318,000 during 2011, primarily due to legal fees related to our PPV and VOD business.

Depreciation and Amortization

Our depreciation expense increased $180,000, or 32%, to $744,000 in the three months ended March 31, 2012 from $564,000 during 2011 due to new acquisitions primarily at Jinan Broadband, but also from the new PPV and VOD business.

Our amortization expense decreased $23,000, or 5%, to $487,000 in the three months ended March 31, 2012 from $510,000 during the same period of 2011.  The decrease is mainly because we no longer have amortization related to the AdNet software technology that was determined to be no longer useful to support our PPV and VOD business due to other advancements.  This decrease was offset by recent software purchases for the PPV and VOD business.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15.  Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of approximately $712,000 for the three months ended March 31, 2012 and a gain of approximately $39,000 for the three months ended March 31, 2011.  The main reason for the change in fair value is because for the 2012 period our closing stock price increased from $4.50 at December 31, 2011 to $5.45 at March 31, 2012, while during the same period in 2011our stock price remained constant with a closing stock price of $4.50 at December 31, 2010 and March 31, 2011.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business. During the three months ended March 31, 2012, $283,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $221,000 during the same period of 2011.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner. During the three months ended March 31, 2012, $200,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $117,000 during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the three months ended March 31, 2012, $81,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $83,000 during 2010.

Liquidity and Capital Resources

As of March 31, 2012 we had cash and cash equivalents of approximately $4,862,000.   Approximately $4,400,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds.  Our working capital at March 31, 2012 was approximately $528,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three Months Ended
	March 31,	March, 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,402,000)	$(1,117,000)
Net cash used in investing activities	(292,000)	(920,000)
Net cash provided by financing activities	-	152,000
Effect of exchange rate changes on cash	36,000	(53,000)
Net decrease in cash and cash equivalents	(2,658,000)	(1,938,000)
Cash and cash equivalents at beginning of period	7,520,000	6,584,000
Cash and cash equivalents at end of period	4,862,000	4,646,000

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $2,402,000 and $1,117,000, respectively. The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the three months ended March 31, 2012 and 2011 used cash of $292,000 and $920,000, respectively. For 2012, this amount consisted primarily of (i) $162,000 for additions to property and equipment and (ii) investments in intangibles of $104,000.  For 2011, this amount consisted of (i) $554,000 for additions to property and equipment and (ii) $210,000 loan to our Shandong Media shareholder.

Financing activities

There was no cash used in or cash provided by financing activities for the three months ended March 31, 2012.  Cash provided by financing activities for the same period of 2011was $152,000 from proceeds advanced from Jinan Parent.

On May 10, 2012, the Company’s Chairman and Chief Executive Officer, Mr. Shane McMahon made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount.  The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013.  The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price equal to the purchase price paid for the securities by such investors.

We anticipate that we may need to raise additional funds to fully implement our business model and related strategies. The fact that we have incurred significant continuing losses and have relied on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2011, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of our most significant accounting policies.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, stock-based compensation and contingent liabilities. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements

We do not believe any recent accounting pronouncements since the filing of our 2011 Form 10-K are applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  However, during 2011, the Company hired two US GAAP and SEC qualified internal personnel, one in the US and one in China, to oversee its financial reporting operations. Subsequent to March 31, 2012, our US based employee resigned from the company to pursue another opportunity. During the interim period, another internal employee with US GAAP and SEC experience temporarily filled the position on a full time basis. The company anticipates hiring a permanent replacement during the second quarter. The interim employee will remain in a supporting role to provide additional control support. With these individuals in place and with the additional personnel to be added, we expect that within the next quarter our internal controls will be effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures.

Item 5. Other Information.

On May 10, 2012, our Chairman and Chief Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount.  The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013.  The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price equal to the purchase price paid for the securities by such investors.

The note contains standard events of default, including nonpayment of principal or interest, or insolvency, winding up and other market standard analogous events.  The issuance of the note was not registered under the Securities Act of 1933, as amended, as such issuance was exempt from registration under Section 4(2) of the Securities Act

The foregoing description of the note is qualified in its entirety by reference to the actual note, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits.

EXHIBIT INDEX

10.1	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

YOU ON DEMAND HOLDINGS, INC
By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document