Form 10-Q
period 2012-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2012-08-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,795,616 shares as of August 13, 2012.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2012

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
YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,418,101	$7,519,574
Marketable equity securities, available for sale	2,401	2,229
Accounts receivable, net	421,891	399,791
Inventories	415,986	413,562
Licensed content, current	721,129	150,325
Prepaid expenses	231,988	438,712
Loan receivable from related party	-	316,660
Amounts due from shareholders	265,550	414,743
Amount due from non-controlling interest	1,184,661	1,572,699
Other current assets	366,490	340,175
Total current assets	8,028,197	11,568,470

Property and equipment, net	4,006,226	5,099,050
Licensed content, noncurrent	375,813	450,975
Intangible assets, net	6,817,205	7,149,748
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	574,222	582,652
Other assets	101,697	101,031
Total assets	$26,008,838	$31,057,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,786,227	$3,298,041
Accrued expenses and liabilities	1,141,129	862,473
Deferred revenue	1,870,704	1,856,674
Deferred license fees, current	386,032	-
Payable to Jinan Parent	144,290	143,286
Other current liabilities	541,091	543,163
Contingent purchase price consideration liability, current	1,299,908	1,091,571
Convertible promissory note	3,000,000	-
Total current liabilities	11,169,381	7,795,208

Other long-term payable	17,104	76,670
Contingent purchase price consideration liability	2,522,614	2,267,518
Deferred tax and uncertain tax position liabilities	629,771	810,616
Total liabilities	14,338,870	10,950,012

Commitments and Contingencies
Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at June 30, 2012 and December 31, 2011	1,261,995	1,261,995
Series B - 7,866,800 and 10,266,825 shares issued and outstanding, liquidation preference of $3,933,400 and $5,133,400 at June 30, 2012 and December 31, 2011, respectively	3,223,575	3,950,358

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 10,795,616 and 10,467,400 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	10,796	10,467
Additional paid-in capital	55,751,606	54,505,825
Accumulated deficit	(51,645,916)	(43,704,225)
Accumulated other comprehensive income	524,295	468,471
Total YOU On Demand equity	4,640,781	11,280,538
Noncontrolling interests	2,543,617	3,614,501

Total equity	7,184,398	14,895,039

Total liabilities and equity	$26,008,838	$31,057,404

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,283,405	$1,894,396	$4,320,984	$3,592,320
Cost of revenue	1,927,150	1,100,675	3,719,171	2,350,745
Gross profit	356,255	793,721	601,813	1,241,575

Operating expense:
Selling, general and administrative expenses	2,582,585	2,283,661	5,329,023	4,096,349
Professional fees	528,415	549,324	940,792	867,004
Depreciation and amortization	1,248,413	1,119,327	2,479,727	2,193,654
Impairment of long-lived assets	-	321,748	-	321,748
Total operating expense	4,359,413	4,274,060	8,749,542	7,478,755

Loss from operations	(4,003,158)	(3,480,339)	(8,147,729)	(6,237,180)

Interest & other income / (expense)
Interest income	1,677	2,189	4,390	5,127
Interest expense	(18,839)	(361)	(20,512)	(916)
Stock purchase right	(43,748)	(155,166)	(43,748)	(155,166)
Change in fair value of contingent consideration	248,632	(2,290,135)	(463,433)	(2,251,526)
Loss on investment in unconsolidated entities	(8,314)	(6,106)	(12,506)	(12,904)
Loss on write-off of uncollectible loans	(473,698)	-	(473,698)	-
Other	(58,383)	1,786	(58,562)	1,783

Loss before income taxes and noncontrolling interest	(4,355,831)	(5,928,132)	(9,215,798)	(8,650,782)

Income tax benefit	105,407	111,512	180,845	186,932

Net loss	(4,250,424)	(5,816,620)	(9,034,953)	(8,463,850)

Plus: Net loss attributable to noncontrolling interests	528,805	232,315	1,093,262	652,939

Net loss attributable to YOU On Demand shareholders	$(3,721,619)	$(5,584,305)	$(7,941,691)	$(7,810,911)

Net loss per share attributable to YOU On Demand shareholders
Basic	$(0.35)	$(0.01)	$(0.76)	$(0.01)
Diluted	$(0.35)	$(0.01)	$(0.76)	$(0.01)

Weighted average shares outstanding
Basic	10,530,916	9,266,639	10,499,247	9,040,000
Diluted	10,530,916	9,266,639	10,499,247	9,040,000

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(4,250,424)	$(5,816,620)	$(9,034,953)	$(8,463,850)
Other comprehensive loss:
Foreign currency translation adjustments	4,584	(35,974)	55,652	(1,656)
Unrealized losses on available for sale securities	172	(2,916)	172	(5,146)
Less: Comprehensive loss attributable to non-controlling interest	527,461	232,315	1,070,884	652,939
Comprehensive loss attributable to YOU On Demand shareholders	$(3,718,207)	$(5,623,195)	$(7,908,245)	$(7,817,713)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2012 (unaudited)

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity

Balance December 31, 2011	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039

Warrants issued for service	-	-	26,450	-	-	26,450	-	26,450

Common shares issued for service	7,500	8	39,368	-	-	39,376	-	39,376

Stock option compensation expense	-	-	409,753	-	-	409,753	-	409,753

Stock purchase right	-	-	43,748	-	-	43,748	-	43,748

Conversion of Series B preferred shares into common	320,000	320	726,463	-	-	726,783	-	726,783

Share adjustment for round lot holders in connection with 75-for-1 reverse split	716	1	(1)	-	-	-	-	-

Net loss	-	-	-	$(7,941,691)	-	(7,941,691)	(1,093,262)	(9,034,953)

Foreign currency translation adjustments	-	-	-	-	55,652	55,652	22,378	78,030

Unrealized losses on marketable securities	-	-	-	-	172	172	-	172

Balance, June 30, 2012	10,795,616	$10,796	$55,751,606	$(51,645,916)	$524,295	$4,640,781	$2,543,617	$7,184,398

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating
Net loss	$(9,034,953)	$(8,463,850)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	475,579	313,734
Depreciation and amortization	2,479,727	2,193,654
Amortization of licensed content	75,162	-
Deferred income tax	(180,845)	(186,932)
Loss on investment in unconsolidated entities	12,506	-
Provision for bad debt expense	162,969	-
Change in fair value of contingent purchase price consideration liability	463,433	2,251,526
Value of right to purchase shares	43,748	155,166
Impairment charge to Sinotop equipment	-	110,303
Impairment charge to AdNet assets, net of cash	-	208,496
Loss on uncollectible shareholder loan and related party loan	473,698	-
Change in assets and liabilities,
Accounts receivable	(182,270)	(234,240)
Inventory	1,098	(31,953)
Prepaid expenses and other assets	179,921	215,284
Licensed content	(570,822)	-
Accounts payable	(527,939)	457,643
Accrued expenses and liabilities	273,760	843,979
Deferred revenue	9,674	2,695
Deferred license fee	308,835	-
Other current liabilities	(5,858)	-
Other	17,105	(2,505)
Net cash used in operating activities	(5,525,472)	(2,167,000)

Cash flows from investing activities:
Acquisition of property and equipment	(496,986)	(1,227,392)
Investments in intangibles	(111,172)	(296,342)
Leasehold improvements	(4,109)	-
Loan advances to Shandong Media shareholders	(32,792)	(210,230)
Loan repayments from Shandong Media shareholders	29,682	-
Other	-	(64,566)
Net cash used in investing activities	(615,377)	(1,798,530)

Cash flows from financing activities
Proceeds from issuance of convertible note	3,000,000	-
Proceeds from sale of equity securities	-	10,917,806
Costs associated with financings and share issuances	-	(822,167)
Capital contribution from Jinan Parent	-	151,759
Net cash provided by financing activities	3,000,000	10,247,398

Effect of exchange rate changes on cash	39,376	(352,195)

Net (decrease) increase in cash and cash equivalents	(3,101,473)	5,929,673
Cash and cash equivalents at beginning of period	7,519,574	6,584,396

Cash and cash equivalents at end of period	$4,418,101	$12,514,069

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$20,512	$916
Software contributed in lieu of issued capital included in intangibles	$398,183	$-
Value of warrants issued for licensed content	$-	$676,462

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are wholly-owned subsidiaries of the Company. The unaudited consolidated financial statements included the accounts of AdNet Media Technologies (Beijing) Co. Ltd (“AdNet”). During the third quarter of 2011, AdNet was deconsolidated as a result of the Company’s termination of control. All material intercompany transactions and balances are eliminated in consolidation.

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

For the six months ended June 30, 2012, we had a net loss of approximately $7,942,000 and we used cash for operations of approximately $5,525,000.   We had a working capital deficit at June 30, 2012 of approximately $3,141,000. On May 10, 2012, the Company’s Chairman and Chief Executive Officer, Mr. Shane McMahon made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount. The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013. The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price not less than $4.75, which represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note.

The Company has incurred significant recurring losses from operations and has relied on debt and equity financings to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  We anticipate that we may need to raise additional funds to fully implement our business model and related strategies.

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $463,433 for the six months ended June 30, 2012 and a gain of $248,632 for the three months ended June 30, 2012.

As of July 1, 2012, the first milestone has been achieved with over 3 million homes having access to our PPV services.  As of June 30, 2012, we have recorded a purchase price consideration liability in the amount of $1,299,907 related to the shares and options Mr. Liu has earned as of July 1, 2012.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at June 30, 2012 and December 31, 2011.

		December 31,		June 30,
	Number of	2011	Change in	2012
Class of consideration	Instruments	Fair Value	Fair Value	Fair Value
Common shares	735,822	$3,147,109	$438,579	$3,585,688
Stock options	80,000	211,980	24,854	236,834
Total earned and contingent consideration		$3,359,089	$463,433	$3,822,522

The following table represents the earned purchase price consideration and the estimated fair value of the current and the noncurrent portion of the consideration liability for the acquisition of Sinotop Hong Kong at June 30, 2012.

	As of June 30,2012
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2012 (earned)	245,274	$1,226,369	$-	$1,226,369
Shares July 2013 (contingent)	245,274	-	1,191,484	1,191,484
Shares July 2014 (contingent)	245,274	-	1,167,835	1,167,835
Total Common Shares	735,822	$1,226,369	$2,359,319	$3,585,688

Options July 2012 (earned)	26,667	$73,539	$-	$73,539
Options July 2013 (contingent)	26,667	-	79,350	79,350
Options July 2014 (contingent)	26,666	-	83,945	83,945
Total Options	80,000	$73,539	$163,295	$236,834

Total Shares and Options	815,822	$1,299,908	$2,522,614	$3,822,522

4.	Deconsolidation of AdNet

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

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $791,900) to Shandong Media. In 2008, we recorded the additional payment due as an increase to our Shandong Media non-controlling interest account.

In January 2012, the Company, through Jinan Zhong Kuan, signed a Memorandum of Understanding (“MOU”) with Shandong Broadcast and Modern Movie, our partners in our Shandong Media joint venture company, whereby upon execution of a formal agreement, the Company will be relieved of its obligation to make the additional payment of RMB 5,000,000 (approximately US $791,900) described above in exchange for payment of RMB 1,000,000 (approximately US $158,300) to Shandong Media and the transfer of 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie. In April 2012, Jinan Zhong Kuan made payment of RMB 1,000,000 to Shandong Broadcast in connection with the signed MOU. Shandong Media has filed an application with the PRC State Administration for Industry & Commerce (“AIC”) to effect the changes made in the Articles of Association (“AOA”) and complete the transaction. Upon the effectiveness of such equity transfer ownership, the Company is no longer the primary beneficiary of Shandong Media and will deconsolidate Shandong Media’s assets and liabilities and account for remaining 30% interest in Shandong Media by the equity method.

As of the date of this filing, the application with the AIC has not been approved and the VIE structure under which the Company controls Shandong Media remains in place.

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

The fair value of the common stock portion of the earned purchase consideration liability at June 30, 2012 was valued at the closing price of $5.00 on July 1, 2012 and the fair value of the option portion was valued using the Black-Scholes Merton model which incorporated the following assumptions:  risk-free rate of interest .53%, expected volatility of 75%, expected life of 4 years and expected dividend yield of 0%.

The fair value of the contingent purchase consideration liabilities at June 30, 2012 and December 31, 2011 was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model. Estimated probabilities related to achieving the earn-out milestones were incorporated into our valuation. In addition, our valuation incorporates the following assumptions:

	June 30,	December 31,
	2012	2011
Risk-free interest rate	0.337%	0.410%
Expected volatility based on the (High - Low) / (High + Low) method	75%	75%
Expected life	4 years	4 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,401	$-	$-	$2,401
Liabilities
Contingent purchase price consideration, current (see Note 3)	$-	$-	$1,299,908	$1,299,908
Contingent purchase price consideration, noncurrent (see Note 3)	-	-	2,522,614	2,522,614

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Liabilities
Contingent purchase price consideration (see Note 3)	$-	$-	$3,359,089	$3,359,089

7.	Related Party Transactions

Shandong Media

Loan Receivable

The Company advanced funds in the form of a loan to Music Magazine, an affiliate of our partner in Shandong Media, to fund its operations.  As of June 30, 2012, we determined this loan to be uncollectible and wrote off the loan in full in the amount of $319,000.

Prepaid Expense

As of June 30, 2012 and December 31, 2011, Shandong Media prepaid $166,000 and $193,000, respectively, to Modern Movie for rental of space for company functions.

Amounts due from Shareholders

As of June 30, 2012 and December 31, 2011, amounts due from shareholders include approximately $266,000 and $415,000, respectively, representing advances to both Shandong Broadcast and to Modern Movie, our partners in Shandong Media.  The amount due of approximately $107,000 and $103,000 at June 30, 2012 and December 31, 2011, respectively, from Shandong Broadcast is unsecured, interest fee and has no fixed repayment terms.  As of June 30, 2012, we determined a portion of our loan to Modern Movie to be uncollectible and wrote off $155,000 related to this loan.  The amount due of $159,000 and $312,000 at June 30, 2012 and December 31, 2011, respectively, from Modern Movie is unsecured, interest free and is due on December 31, 2012.

Other Current Liabilities

As of June 30, 2012 and December 31, 2011, Shandong Media had a payable of approximately $102,000 and $89,000, respectively, related to a vehicle usage agreement with Shandong Broadcast & TV Weekly Press.

Jinan Broadband

Payable to Jinan Parent

During the six months ended June 30, 2012, our payable to Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) increased approximately $1,000, due to currency fluctuations. At June 30, 2012 and December 31, 2011, approximately $144,000 and $143,000, respectively, remained due to Jinan Parent. This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the three and six months ended June 30, 2012, Jinan Broadband generated $22,000 and $124,000, respectively, and during the three and six months ended June 30, 2011, generated $32,000 and $70,000, respectively, of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”).   Networks Center is the owner of Jinan Parent who has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the three and six months ended June 30, 2012, Jinan Broadband incurred service fees to Networks Center of approximately $11,000 and $23,000, respectively, and during the three and six months ended June 30, 2011, incurred service fees of approximately $15,000 and $25,000, respectively. To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband. Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the three and six months ended June 30, 2012, Jinan Broadband paid sales agency fees of approximately $14,000 and $36,000, respectively, and during the three and six months ended June 30, 2011, paid sales agency fees of approximately $10,000 and $21,000,  respectively, to Networks Center for revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of June 30, 2012 and December 31, 2011, Jinan Broadband had accounts payable to Networks Center of approximately $270,000 and $268,000, respectively, relating to maintenance, network leasing and facility rental fees. Jinan Broadband’s operation is located in a building that is owned by Networks Center. As such, Jinan Broadband shares the cable network usage with Networks Center. Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers. As such, Network Center charges Jinan Broadband fees for these services and usage of their facility.

Accrued Expense

Jinan Broadband had accrued network leasing fees to Networks Center of approximately $12,000 and $47,000 as of June 30, 2012 and December 31, 2011.

Amount due from Non-controlling Interest

Subsequent to our acquisition of Sinotop Hong Kong in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, on total registered capital of RMB 50 million. We are currently in the process of  reducing the registered capital from RMB 50 million (USD 7,918,534) to RMB 12.5 million (USD 1,979,634).  As of June 30, 2012, Sinotop contributed RMB 10 million (USD 1,473,166) in cash and Hua Cheng has contributed a software management system valued at RMB 2,519,700 (USD 398,183).  Until we receive final approval which is expected in the third quarter, we have recorded an amount due from non-controlling interest in the amount of $1,184,661 based on total registered capital of RMB 50 million.

8.	Property and Equipment

During 2011, the Company recorded an impairment charge of $39,000 related to furniture and office equipment at Sinotop and AdNet. After settlement with the vendor we recorded a net impairment expense of approximately $33,000 related to the faulty equipment at Sinotop.

Property and equipment approximated the following:

	June 30,	December 31,
	2012	2011

Furniture and office equipment	$3,313,000	$2,088,000
Headend facilities and machinery	16,007,000	16,724,000
Leasehold improvements	171,000	310,000
Vehicles	108,000	30,000
Total property and equipment	19,599,000	19,152,000
Less: accumulated depreciation	(15,593,000)	(14,053,000)
Net carrying value	$4,006,000	$5,099,000

We recorded depreciation expense of approximately $733,000 and $1,477,000 for the three and six months ended June 30, 2012 and we recorded depreciation expense of approximately $604,000 and $1,168,000 for the three and six months ended June 30, 2011.

9.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of its Jinan Broadband subsidiary, Shandong Media joint venture and Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives. As discussed in Note 4, the Company determined during 2011 that AdNet’s remaining assets would no longer be used. As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011.  At Jinan Broadband, we reclassified $159,132 from fixed assets to software and licenses during the quarter ended June 30, 2012.

A roll forward of our intangible assets activity for the six months ended June 30, 2012 is as follows:

	Balance at				Foreign	Balance at
	December 31,		Amortization	Impairment	Currency	June 30,
	2011	Additions	Expense	Charge	Transl Adj	2012
						(unaudited)
Amortized intangible assets:
Service agreement	$1,310,892	$-	$(42,980)	$-	$-	$1,267,912
Publication rights	400,953	-	(12,150)	-	-	388,803
Customer relationships	76,579	-	(5,890)	-	-	70,689
Operating permits	600,147	-	(18,186)	-	-	581,961
Charter / Cooperation agreements	2,560,616	-	(68,896)	-	-	2,491,720
Noncompete agreement	1,576,256	-	(727,502)	-	-	848,754
Software and licenses	240,015	569,106	(68,753)	-	847	741,215
Website development	250,000	100,000	(58,372)	-	233	291,861
Total amortized intangible assets	$7,015,458	$669,106	$(1,002,729)	$-	$1,080	$6,682,915

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $515,000 and $1,003,000 for the three and six months ended June 30, 2012 and $516,000 and $1,026,000 for the three and six months ended June 30, 2011.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Shandong	Sinotop
Years ending December 31,	Broadband	Media	Hong Kong	Sinotop	Total
2012 (six months)	72,663	38,104	796,398	111,531	1,018,696
2013	134,396	74,644	259,041	276,386	744,467
2014	127,905	72,454	137,791	240,954	579,104
2015	112,961	72,454	137,791	97,307	420,513
2016	93,499	72,454	137,791	94,910	398,654
Thereafter	881,094	715,407	1,871,662	53,318	3,521,481
Total amortization to be recognized	$1,422,518	$1,045,517	$3,340,474	$874,406	$6,682,915

10.	Accrued Expenses and Liabilities

Accrued expenses and liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accrued expenses and liabilities (a)	$1,081,000	$613,000
Accrued payroll	60,000	249,000
	$1,141,000	$862,000

(a)	Including payable for telecom bandwidth cost of sales, deferred rent, marketing costs, accounting and legal fees.

11.	Private Financings, June 2011

On June 3, 2011, we completed a private placement transaction with FIL Investment Management (Hong Kong) Limited (“Fidelity”), professional fiduciary for various accounts from time to time. Pursuant to a securities purchase agreement between us and Fidelity, we issued to funds managed by Fidelity and its affiliates an aggregate of 979,213 shares of our common stock at a per share price of $6.60, resulting in aggregate gross proceeds to the Company of $6,462,806. Pursuant to the securities purchase agreement with Fidelity, we could not, during the six month period following the closing, without the prior written consent of Fidelity, issue any shares of our common stock, including securities that were exercisable or convertible into common stock except for (i) up to 1,958,426 shares of our common stock at a per share price equal to or greater than $6.60, (ii) shares of our common stock upon the exercise, exchange or conversion of our securities which were outstanding prior to the closing, (iii) shares of our common stock upon the exercise, exchange or conversion of callable warrants to purchase up to 666,667 shares of our common stock, with a per share exercise price equal to or greater than $6.60, and (iv) pursuant to our Stock Incentive Plan, options to purchase up to an aggregate of 440,000 shares of our common stock to new and existing employees in the normal course of business
.
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

In connection with the June 7, 2011 private placement, Fidelity had the right to purchase up to 75,000 shares of our common stock, or up to ten percent of the number of shares sold to the accredited investors, at a per share price of $6.60. On June 7, 2011, we agreed to modify the right with Fidelity to extend the right to purchase these shares until December 3, 2011 at a price of $6.60 per share. We valued this right at approximately $155,000 based on the Black-Scholes Merton model and recorded it as a right to purchase shares expense in connection with the placement.  On December 4, 2011, we granted Fidelity an extension of this right to purchase for an additional six months and valued this right at approximately $39,000 and in June 2012, we granted another six month extension and valued this right at approximately $44,000.  Both valuations were based on the Black-Scholes Merton model and were recorded as a right to purchase shares expense in connection with the placement.

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

In June 2012, 2.4 million Series B Preferred Shares were converted to 320,000 shares of common stock.

For the three and six month periods ended June 30, 2012 and 2011, the number of securities not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants	365,245	355,247	365,245	355,247
Stock purchase right	75,000	75,000	75,000	75,000
Options	1,580,981	1,320,233	1,580,981	1,320,233
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series B Preferred Stock	1,048,907	1,368,907	1,048,907	1,368,907
Total	4,003,466	4,052,720	4,003,466	4,052,720

13.	Content Accounting

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

In connection with the WB Agreement, the Company issued 200,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $6.60 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $13.20 per share for twenty consecutive trading days. In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash. As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content. Further, we initially classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137.   At June 30, 2012, the non-current licensed content amounted to $375,813. The Black-Scholes Merton model incorporated the following assumptions: risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%. The Company began amortizing this asset during the third quarter of 2011 and recognized approximately $75,000 during the six months ended June 30, 2012.

15.	Share-Based Payments

Stock Options

Through June 30, 2012, the Company has 1,580,981 options and 440,245 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months and six months ended June 30, 2012 and 2011:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock option amortization	$247,000	$145,000	$410,000	$291,000	(a)
Stock issued for services	39,000	-	39,000	10,000	(b)
Stock warrants issued for service	14,000	12,000	26,000	12,000
Right to purchase shares	44,000	155,000	44,000	155,000	(see note 11)
	$344,000	$312,000	$519,000	$468,000

(a)
The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2012 and 2011: risk-free interest rate of 1.73% to 3.43%, expected volatility of 60% and 75%, expected life of 10.0 years and expected dividend yield of 0%.

(b)
In the second quarter of 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors.  In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.  We recorded the common shares at the closing price on the issue date and expensed to consulting services the amount of $39,000 during the three and six months ended June 30, 2012.  During the three and six months ended June 30, 2011, we recorded $10,000 for other consulting services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

	June 30, 2012
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding at beginning of year	1,383,567	$3.32	$2,600,000
Granted	200,900	4.58	93,058
Exercised	-	-	-
Cancelled/expired	(3,486)	3.77	(4,295)
Options outstanding at end of period	1,580,981	$3.49	$2,688,763

Options exercisable at end of period	902,620	$3.30	$1,729,103

Options available for issuance	2,416,352

As of June 30, 2012, there were 1,580,981 options outstanding with 902,620 options exercisable at a weighted average exercise price of $3.30 with a weighted average remaining contractual life of 8.43 years.

As of June 30, 2012 the Company had total unrecognized compensation expense related to options granted of approximately $1,828,619 which will be recognized over a remaining service period of 4.0 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010 and June 2011 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company. As of June 30, 2012, the weighted average exercise price was $35.77 and the weighted average remaining life was 2.12 years. The following table outlines the warrants outstanding as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(unaudited)
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	59,664	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	8,533	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	53,333	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	17,049	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	13,333	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
June 2011 Fidelity Right to Purchase ($6.60 exercise price)	75,000	75,000	$6.60	12/3/2012
2011 Service Agreement Warrants ($7.20 exercise price)	13,333	6,667	$7.20	6/15/2016
	440,245	433,579

16.	Income Taxes

As of June 30, 2012, the Company had net operating tax losses carried forward of approximately $17.2 million, which includes $12.5 million and $4.7 million in the US and PRC, respectively.  Those losses carried forward in the US and PRC will expire between years 2012 and 2025.

As of June 30, 2012 and December 31, 2011, the Company has the following deferred tax assets and liabilities:

	June 30,	December 31,
	2012	2011
	(unaudited)
Deferred tax assets	$11,683,887	9,548,645
Less valuation allowance	(11,093,231)	(9,057,657)
Deferred tax liabilites	(1,197,668)	(1,279,729)
Net deferred tax liability	$(607,012)	(788,741)

The Company has established a valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that deferred tax assets are not realizable.  As of June 30, 2012 and December 31, 2011, the Company accrued penalties and interest on unrecognized tax position in the amount of $22,759 and $21,875, respectively.

The Company is not aware of any income tax audits in various jurisdictions, including the United States. The tax periods open to examination by the major taxing jurisdictions to which the Company, subsidiaries and joint ventures are subject include fiscal years 1997 through 2011.  Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position.

17.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2012, the Company's potential minimum cash obligation to these employees was approximately $933,000.

The Company is committed to paying leased property costs related to our China offices through 2015 as follows:

Leased
Property
Years ending December 31,	Costs
2012 (six months)	$177,692
2013	338,002
2014	57,013
2015	19,004
Total	$591,711

The Company is committed to paying product related costs through 2015 as follows:

Product
Related
Years ending December 31,	Costs
2012 (six months)	$387,319
2013	978,389
2014	1,514,778
2015	926,778
Total	$3,807,264

According to the purchase agreement with “Shandong Fu Ren”, Zhong Hai Video was obligated to pay RMB 1,000,000 (USD 157,270) to acquire 51% ownership of Shanghai Tianduo, of which RMB 700,000 (USD 110,859) remains.

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

Through our VIE Shandong Media, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Media's revenue consists primarily of sales of publications and advertising revenues.  As discussed in note 5 to the unaudited consolidated financial statements, upon governmental approval of equity transfer ownership, the Company will deconsolidate Shandong Media’s assets and liabilities and account for remaining 30% interest in Shandong Media by the equity method.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
Growth in the Chinese Economy. We operate in China and derive  all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our supplies and our other expenses. China has experienced significant economic growth, achieving an average annual growth rate of approximately 10% in gross domestic product from 1996 through 2011. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations (unaudited).

	Three Months Ended
	June 30,	June 30,	Amount	%
	2012	2011	Change	Change

Revenue	$2,283,000	$1,894,000	$389,000	21%
Cost of revenue	1,927,000	1,101,000	826,000	75%
Gross profit	356,000	793,000	(437,000)	-55%

Operating expense:
Selling, general and administrative expenses	2,583,000	2,284,000	299,000	13%
Professional fees	528,000	549,000	(21,000)	-4%
Depreciation and amortization	1,248,000	1,119,000	129,000	12%
Impairments of long-lived assets	-	322,000	(322,000)	-100%
Total operating expense	4,359,000	4,274,000	85,000	2%

Loss from operations	(4,003,000)	(3,481,000)	(522,000)	15%

Interest & other income / (expense)
Interest income	1,000	2,000	(1,000)	-50%
Interest expense	(19,000)	-	(19,000)	-
Right to purchase expense	(44,000)	(155,000)	111,000	-72%
Change in fair value of contingent consideration	249,000	(2,290,000)	2,539,000	-111%
Loss on investment in unconsolidated entities	(8,000)	(6,000)	(2,000)	33%
Loss on write-off of uncollectible loans	(474,000)	-	(474,000)	100%
Other	(58,000)	2,000	(60,000)	-3000%

Loss before income taxes and noncontrolling interests	(4,356,000)	(5,928,000)	1,572,000	-27%

Income tax benefit	105,000	112,000	(7,000)	-6%

Net loss	(4,251,000)	(5,816,000)	1,565,000	-27%

Net loss attributable to noncontrolling interests	529,000	232,000	297,000	128%

Net loss attributable to YOU On Demand shareholders	(3,722,000)	(5,584,000)	1,862,000	-33%

Revenues

Revenues for the three months ended June 30, 2012 totaled $2,283,000, as compared to $1,894,000 for the same period of 2011. The increase in revenue of approximately $389,000, or 21%, is attributable to increases in revenue from both Jinan Broadband and Shandong Media, as discussed below.

For the three months ended June 30, 2012, Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $1,352,000, an increase of $189,000, or 16%, as compared to $1,163,000 for the same period in 2011. The increase is primarily related to sales to our business customers and internet income.

For the three months ended June 30, 2012, Shandong Media’s revenue consisted of publication sales and advertising revenue of $931,000, an increase of $200,000, or 27%, as compared to $731,000 for the same period in 2011. The increase is mainly attributable to increases in advertising revenue.

Gross Profit

Our gross profit for the three months ended June 30, 2012 was $356,000, as compared to $793,000 for the same period in 2011. The decrease in gross profit of approximately $437,000, or 55%, is mainly due to content acquisition costs related to our PPV and VOD business.

Gross profit as a percentage of revenue was 16% for the three months ended June 30, 2012, as compared to 42% for the same period in 2011. The decrease is mainly due to content acquisition costs related to our PPV and VOD business while none in 2011

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2012 increased approximately $299,000 to $2,583,000, as compared to $2,284,000 for the three months ended June 30, 2011. The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended June 30, 2012, salaries and personnel costs accounted for 62% of our selling, general and administrative expenses. For the three months ended June 30, 2012, salaries and personnel costs totaled $1,603,000, an increase of $417,000, or 35%, as compared to $1,186,000 for the same period of 2011. The increase in salaries and personnel costs is primarily attributable to the development of our PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel. For the three months ended June 30, 2012, these costs totaled $424,000, a decrease of $229,000, or 35% as compared to $653,000 for the same period of 2011, due to decreased marketing and travel expenditures.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business. Our costs for professional fees decreased $21,000, or 4%, to $528,000 for the three months ended June 30, 2012, from $549,000 during 2011.

Depreciation and Amortization

Our depreciation expense increased $129,000, or 12%, to $733,000 in the three months ended June 30, 2012 from $604,000 during 2011 due to new acquisitions primarily at Jinan Broadband, but also from the new PPV and VOD business.

Our amortization expense remained constant at $515,000 in the three months ended June 30, 2012 and during the same period of 2011.

Right to Purchase Expense

We recorded a charge of $44,000 for the three months ended June 30, 2012 as compared to $155,000 for the same period of 2011, related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 11 to the unaudited consolidated financial statements.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $249,000 for the three months ended June 30, 2012 mainly because our closing price decreased from $5.45 at March 31, 2012 to $5.00 at June 30, 2012.  We reported a loss of approximately $2,290,000 for the three months ended June 30, 2011 mainly because our closing stock price increased to $9.00 at June 30, 2011 from $4.50 at March 31, 2011.

Loss on Write-off of Uncollectible Loans

During the second quarter of 2012, the Company determined our loan to Music Magazine was uncollectible and we wrote off the full amount of $319,000.  Music Magazine is an affiliate of our partner in Shandong Media.  Also, we determined a portion of our loan to Modern Movie, our partner in Shandong Media, was uncollectible and wrote off $155,000 related to this loan.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business. During the three months ended June 30, 2012, $195,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $93,000 during the same period of 2011.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner. During the three months ended June 30, 2012, $185,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $4,000 operating income during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner.  During the three months ended June 30, 2012, $149,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $143,000during the same period of 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations (unaudited).

	Six Months Ended
	June 30,	June 30,	Amount	%
	2012	2011	Change	Change

Revenue	$4,321,000	$3,593,000	$728,000	20%
Cost of revenue	3,719,000	2,351,000	1,368,000	58%
Gross profit	602,000	1,242,000	(640,000)	-52%

Operating expense:
Selling, general and administrative expenses	5,329,000	4,096,000	1,233,000	30%
Professional fees	941,000	867,000	74,000	9%
Depreciation and amortization	2,480,000	2,194,000	286,000	13%
Impairments of long-lived assets	-	322,000	(322,000)	-100%
Total operating expense	8,750,000	7,479,000	1,271,000	17%

Loss from operations	(8,148,000)	(6,237,000)	(1,911,000)	31%

Interest & other income / (expense)
Interest income	4,000	5,000	(1,000)	-20%
Interest expense	(20,000)	(1,000)	(19,000)	-
Right to purchase expense	(44,000)	(155,000)	111,000	-72%
Change in fair value of contingent consideration	(463,000)	(2,252,000)	1,789,000	-79%
Loss on investment in unconsolidated entities	(13,000)	(13,000)	-	0%
Loss on write-off of uncollectible loans	(474,000)	-	(474,000)	100%
Other	(58,000)	2,000	(60,000)	-3000%

Loss before income taxes and noncontrolling interests	(9,216,000)	(8,651,000)	(565,000)	7%

Income tax benefit	181,000	187,000	(6,000)	-3%

Net loss	(9,035,000)	(8,464,000)	(571,000)	7%

Net loss attributable to noncontrolling interests	1,093,000	653,000	440,000	67%

Net loss attributable to YOU On Demand shareholders	(7,942,000)	(7,811,000)	(131,000)	2%

Revenues

Revenues for the six months ended June 30, 2012 totaled $4,321,000, as compared to $3,593,000 for the same period of 2011. The increase in revenue of approximately $728,000, or 20%, is attributable to increases in revenue from both Jinan Broadband and Shandong Media, as discussed below.

For the six months ended June 30, 2012, Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $2,626,000, an increase of $420,000, or 19%, as compared to $2,206,000 for the same period in 2011. The increase is primarily related to sales to our business customers.

For the six months ended June 30, 2012, Shandong Media’s revenue consisted of publication sales and advertising revenue of $1,695,000, an increase of $308,000, or 22%, as compared to $1,387,000 for the same period in 2011. The increase is mainly attributable to increases in advertising revenue.

Gross Profit

Our gross profit for the six months ended June 30, 2012 was $602,000, as compared to $1,242,000 for the same period in 2011. The decrease in gross profit of approximately $640,000, or 52%, is mainly due to content acquisition costs related to our PPV and VOD business.

Gross profit as a percentage of revenue was 14% for the six months ended June 30, 2012, as compared to 35% for the same period in 2011. The decrease is mainly due to content acquisition costs related to our PPV and VOD business while none in 2011

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2012 increased approximately $1,233,000 to $5,329,000, as compared to $4,096,000 for the six months ended June 30, 2011. The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the six months ended June 30, 2012, salaries and personnel costs accounted for 61% of our selling, general and administrative expenses. For the six months ended June 30, 2012, salaries and personnel costs totaled $3,263,000, an increase of $990,000, or 44%, as compared to $2,273,000 for the same period of 2011. The increase in salaries and personnel costs is primarily attributable to the development of our PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel. For the six months ended June 30, 2012, these costs totaled $760,000, a decrease of $227,000, or 23% as compared to $987,000 for the same period of 2011, due to decreased marketing and travel expenditures.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business. Our costs for professional fees increased $74,000, or 9%, to $941,000 for the six months ended June 30, 2012, from $867,000 during 2011.

Depreciation and Amortization

Our depreciation expense increased $309,000, or 26%, to $1,477,000 in the six months ended June 30, 2012 from $1,168,000 during 2011 due to new acquisitions primarily at Jinan Broadband, but also from the new PPV and VOD business.

Our amortization expense decreased $23,000, or 2%, to $1,003,000 in the six months ended June 30, 2012 from $1,026,000 during the same period of 2011.

Right to Purchase Expense

We recorded a charge of $44,000 for the six months ended June 30, 2012 as compared to $155,000 for the same period of 2011, related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 11 to the unaudited consolidated financial statements.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of approximately $463,000 for the six months ended June 30, 2012 mainly because our closing price increased from $4.50 at December 30, 2011 to $5.00 at June 30, 2012.  We reported a loss of approximately $2,252,000 for the six months ended June 30, 2011 mainly because our closing stock price increased to $9.00 at June 30, 2011 from $4.50 at December 31, 2010.

Loss on Write-off of Uncollectible Loans

During the second quarter of 2012, the Company determined our loan to Music Magazine was uncollectible and we wrote off the full amount of $319,000.  Music Magazine is an affiliate of our partner in Shandong Media.  Also, we determined a portion of our loan to Modern Movie, our partner in Shandong Media, was uncollectible and wrote off $155,000 related to this loan.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business. During the six months ended June 30, 2012, $477,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $314,000 during the same period of 2011.

50% of the operating loss of our Shandong Media joint venture is allocated to our 50% Shandong Newspaper joint venture partner. During the six months ended June 30, 2012, $386,000 of our operating loss from Shandong Media was allocated to Shandong Newspaper, as compared to $113,000 during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner.  During the six months ended June 30, 2012, $230,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $226,000during the same period of 2011.

Liquidity and Capital Resources

As of June 30, 2012 we had cash and cash equivalents of approximately $4,418,000. Approximately $3,330,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at June 30, 2012 of approximately $3,141,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(5,525,000)	$(2,167,000)
Net cash used in investing activities	(615,000)	(1,798,000)
Net cash provided by financing activities	3,000,000	10,247,000
Effect of exchange rate changes on cash	39,000	(352,000)
Net (decrease) increase in cash and cash equivalents	(3,101,000)	5,930,000
Cash and cash equivalents at beginning of period	7,519,000	6,584,000
Cash and cash equivalents at end of period	4,418,000	12,514,000

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $5,525,000 and $2,167,000, respectively. The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the six months ended June 30, 2012 and 2011 used cash of $615,000 and $1,798,000, respectively. For 2012, this amount consisted primarily of (i) $497,000 for additions to property and equipment and (ii) investments in intangibles of $111,000. For 2011, this amount consisted of (i) $1,227,000 for additions to property and equipment, (ii) $296,000 for investments in intangibles and (iii) $210,000 loan to our Shandong Media shareholder.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $3,000,000 and $10,247,000, respectively.  In the second quarter of 2012, the Company received a $3,000,000 loan from our Chairman and Chief Executive Officer, Mr. Shane McMahon as discussed in Note 2 to the unaudited consolidated financial statements.  For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. However, the Company hired three additional US GAAP and SEC qualified internal personnel, two in the US and one in China, to oversee its financial reporting operations. The Company has also invested in external consultants to perform regular internal control reviews. With these individuals and processes in place, we expect to improve our internal controls in the near future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2012.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

EXHIBIT INDEX

10.1	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon on May 10, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

YOU ON DEMAND HOLDINGS, INC
By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal
Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon on May 10, 2012 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document