Form 10-Q
period 2012-09-30
YOU ON DEMAND HOLDINGS, INC.
filed 2012-11-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,827,827 shares as of November 14, 2012.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vi) “AdNet” are to our previously controlled subsidiary Wanshi Wangjing Media Technologies (Beijing) Co., Ltd. (a/k/a AdNet Media Technologies (Beijing) Co., Ltd.), a PRC company; (vii) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (viii) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (ix) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (x) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (xi) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xii) “Shandong Media” are to our previously 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company, effective July 1,2012, Shandong Media our 30% owned company by Jinan Zhong Kuan);  (xiii) “SEC” are to the United States Securities and Exchange Commission; (xiv) “Securities Act” are to Securities Act of 1933, as amended; (xv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xvi) “PRC” and “China” are to People’s Republic of China; (xvii) “Renminbi” and “RMB” are to the legal currency of China; (xviii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xix) “VIEs” refers to our variable interest entities, including Jinan Broadband and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOU ON DEMAND HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,830,031	$7,519,574
Marketable equity securities, available for sale	3,430	2,229
Accounts receivable, net	380	399,791
Inventories	414,086	413,562
Licensed content, current	1,004,962	150,325
Prepaid expenses	85,440	438,712
Loan receivable from related party	-	316,660
Amounts due from shareholders	-	414,743
Amount due from non-controlling interest	-	1,572,699
Other current assets	221,067	340,175
Total current assets	6,559,396	11,568,470

Property and equipment, net	3,063,039	5,099,050
Licensed content, noncurrent	338,232	450,975
Intangible assets, net	5,267,038	7,149,748
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	637,903	582,652
Other assets	54,092	101,031
Total assets	$22,025,178	$31,057,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,720,813	$3,298,041
Accrued expenses and liabilities	1,046,080	862,473
Deferred revenue	1,943,557	1,856,674
Deferred license fees, current	539,402	-
Payable to Jinan Parent	144,012	143,286
Other current liabilities	55,016	543,163
Contingent purchase price consideration liability, current	988,174	1,091,571
Convertible promissory note	3,000,000	-
Warrant liabilities	2,161,990	-
Total current liabilities	11,599,044	7,795,208

Other long-term payable	17,071	76,670
Contingent purchase price consideration liability, net of current	988,174	2,267,518
Deferred tax and uncertain tax position liabilities	376,690	810,616
Total liabilities	12,980,979	10,950,012

Commitments and Contingencies
Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at September 30, 2012 and December 31, 2011	1,261,995	1,261,995
Series B - 7,866,800 and 10,266,825 shares issued and outstanding, liquidation preference of $3,933,400 and $5,133,400 at September 30, 2012 and December 31, 2011, respectively	3,223,575	3,950,358
Series C - 250,000 and 0 shares issued and outstanding, liquidation preference of $1,000,000 and $0 at September 30, 2012 and December 31, 2011, respectively	285,536	-

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 11,804,748 and 10,467,400 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	11,804	10,467
Additional paid-in capital	59,055,205	54,505,825
Accumulated deficit	(55,694,069)	(43,704,225)
Accumulated other comprehensive income	412,605	468,471
Total YOU On Demand equity	3,785,545	11,280,538
Noncontrolling interests	487,548	3,614,501

Total equity	4,273,093	14,895,039

Total liabilities and equity	$22,025,178	$31,057,404

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,193,599	$1,980,878	$5,514,583	$5,573,198
Cost of revenue	1,547,762	1,440,666	5,266,933	3,791,411
Gross (loss) profit	(354,163)	540,212	247,650	1,781,787

Operating expense:
Selling, general and administrative expenses	2,459,708	2,214,997	7,788,731	6,311,346
Professional fees	139,337	790,891	1,080,129	1,657,895
Depreciation and amortization	1,246,974	1,087,002	3,726,701	3,280,656
Impairment of long-lived assets	420,000	19,023	420,000	340,771
Total operating expense	4,266,019	4,111,913	13,015,561	11,590,668

Loss from operations	(4,620,182)	(3,571,701)	(12,767,911)	(9,808,881)

Interest & other income / (expense)
Interest income	2,742	2,168	7,132	7,295
Interest expense	(28,000)	(325)	(48,512)	(1,241)
Stock purchase right	-	-	(43,748)	(155,166)
Change in fair value of warrant liabilities	(636,308)	-	(636,308)	-
Change in fair value of contingent consideration	537,784	3,189,048	74,351	937,522
Gain (loss) on investment in unconsolidated entities	64,797	5,604	52,291	(7,300)
Loss on write-off of uncollectible loans	-	-	(473,698)	-
Gain on deconsolidation of Shandong Media	141,814	-	141,814	-
Gain on disposal of AdNet	-	470,041	-	470,041
Other	(1,473)	(43,736)	(60,035)	(41,954)

(Loss) income before income taxes and noncontrolling interest	(4,538,826)	51,099	(13,754,624)	(8,599,684)

Income tax benefit	101,399	74,631	282,244	261,563

Net (loss) income	(4,437,427)	125,730	(13,472,380)	(8,338,121)

Plus: Net loss attributable to noncontrolling interests	389,274	418,060	1,482,536	1,071,000

Net (loss) income attributable to YOU On Demand shareholders	$(4,048,153)	$543,790	$(11,989,844)	$(7,267,121)

Net loss per share attributable to YOU On Demand shareholders
Basic	$(0.36)	$-	$(1.11)	$(0.01)
Diluted	$(0.36)	$-	$(1.11)	$(0.01)

Weighted average shares outstanding
Basic	11,293,895	10,467,130	10,765,931	9,555,941
Diluted	11,293,895	10,780,941	10,765,931	9,555,941

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(4,437,427)	$125,730	$(13,472,380)	$(8,338,121)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(112,719)	35,800	(57,067)	34,145
Unrealized losses (gains) on available for sale securities	1,029	(2,573)	1,201	(7,719)
Less: Comprehensive loss attributable to non-controlling interest	463,908	418,060	1,534,792	1,071,000
Comprehensive (loss) gain attributable to YOU On Demand shareholders	$(4,085,209)	$577,017	$(11,993,454)	$(7,240,695)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2012 (unaudited)

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income(loss)	(Deficit)/Equity	Interest	Equity

Balance December 31, 2011	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039

Warrants issued for service	-	-	36,023	-	-	36,023	-	36,023

Common shares issued for service	43,971	44	178,388	-	-	178,432	-	178,432

Stock option compensation expense	-	-	602,466	-	-	602,466	-	602,466

Stock purchase right	-	-	43,748	-	-	43,748	-	43,748

Conversion of Series B preferred shares into common	320,000	320	726,463	-	-	726,783	-	726,783

Common shares and options issued for Sinotop acquisition earnout	245,274	245	1,308,145	-	-	1,308,390	-	1,308,390

Common shares and warrants issued for cash in connection with August 2012 private placement	646,250	646	2,287,894	-	-	2,288,540	-	2,288,540

Issuance costs in connection with August 2012 private placement	80,813	81	(633,746)	-	-	(633,665)	-	(633,665)

Deconsolidation of Shandong Media	-	-	-	-	-	-	(497,383)	(497,383)

Reduction of registered capital for Zhong Hai Video	-	-	-	-	-	-	(1,094,778)	(1,094,778)

Exercise of options	324	-	-	-	-	-	-	-

Share adjustment for round lot holders in connection with 75-for-1 reverse split	716	1	(1)	-	-	-	-	-

Net loss	-	-	-	$(11,989,844)	-	(11,989,844)	(1,482,536)	(13,472,380)

Foreign currency translation adjustments	-	-	-	-	(57,067)	(57,067)	(52,256)	(109,323)

Unrealized losses on marketable securities	-	-	-	-	1,201	1,201	-	1,201

Balance, September 30, 2012	11,804,748	$11,804	$59,055,205	$(55,694,069)	$412,605	$3,785,545	$487,548	$4,273,093

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating
Net loss	$(13,472,380)	$(8,338,121)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	816,921	464,109
Depreciation and amortization	3,726,701	3,280,656
Amortization of licensed content	112,743	-
Deferred income tax	(282,244)	(261,563)
Gain on investment in unconsolidated entities	(52,291)	-
Provision for bad debt expense	163,076	48,445
Change in fair value of warrant liabilities	636,308	-
Change in fair value of contingent purchase price consideration liability	(74,351)	(937,522)
Value of right to purchase shares	43,748	155,166
Loss on uncollectible shareholder loan and related party loan	473,698	-
Gain on deconsolidation of Shandong Media, net of cash	(334,589)	-
Impairment charge for Jinan Broadband equipment	420,000	-
Impairment charge for Sinotop equipment	-	130,566
Impairment charge to AdNet assets, net of cash	-	209,497
Gain on deconsolidation of AdNet	-	(470,041)
Change in assets and liabilities,
Accounts receivable	(182,094)	(246,148)
Inventory	2,024	(4,428)
Prepaid expenses and other assets	135,242	601,755
Licensed content	(855,786)	37,581
Accounts payable	(434,828)	1,755,087
Accrued expenses and liabilities	231,579	378,931
Deferred revenue	176,818	78,041
Deferred license fee	462,966	-
Other current liabilities	16,031	-
Other	12,054	(5,075)
Net cash used in operating activities	(8,258,654)	(3,123,064)

Cash flows from investing activities:
Acquisition of property and equipment	(789,967)	(2,395,875)
Investments in intangibles	(111,914)	(428,313)
Leasehold improvements	(10,754)	-
Loan advances to Shandong Media shareholders	(32,771)	(214,570)
Loan repayments from Shandong Media shareholders	29,663	-
Loan to related party	-	(3,350)
Other	-	(77,199)
Net cash used in investing activities	(915,743)	(3,119,307)
Cash flows from financing activities
Proceeds from sale of equity securities	3,585,000	10,917,806
Proceeds from issuance of convertible note	3,000,000	-
Costs associated with financings and share issuances	(118,906)	(822,167)
Capital contribution from Jinan Parent	-	151,759
Net cash provided by financing activities	6,466,094	10,247,398

Effect of exchange rate changes on cash	18,760	(463,134)

Net (decrease) increase in cash and cash equivalents	(2,689,543)	3,541,893
Cash and cash equivalents at beginning of period	7,519,574	6,584,396

Cash and cash equivalents at end of period	$4,830,031	$10,126,289

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$48,512	$1,241
Software contributed in lieu of issued capital included in intangibles	$398,183	$-
Value of shares and warrants issued in connection with private financing	$514,840	$-
Value of shares and options issued for Sinotop contingent consideration earnout	$1,308,391	$-
Value of common stock issued from conversion of Preferred Series B shares	$726,783	$-
Value of warrants issued for licensed content	$-	$676,462

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) (formerly China Broadband, Inc.), operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of pay-per-view (“PPV”), video on demand (“VOD”), and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”) , (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”).  Effective July 1, 2012, the Company deconsolidated Shandong Media as discussed below in Note 5.

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are majority owned subsidiaries of the Company. As of July 1, 2012, Shandong Media was deconsolidated since it was no longer a VIE of the Company (see Note 5).  During the third quarter 2011, AdNet was also deconsolidated as a result of the Company’s termination of control. All material intercompany transactions and balances are eliminated in consolidation.

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

For the nine months ended September 30, 2012, we had a net loss of approximately $11,990,000 and we used cash for operations of approximately $8,259,000. We had a working capital deficit at September 30, 2012 of approximately $5,040,000. The Company will continue to rely on debt and equity to pay for ongoing operating expenses.  We have the ability to raise funds by various methods including utilization of our $50 million shelf registration as well as other means of financing.  On May 10, 2012, the Company’s Chairman and Chief Executive Officer, Mr. Shane McMahon made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in $3,000,000 principal amount. The note has an annual interest rate of 4% and matures on the earlier of (i) the date on which the Company closes the next financing of equity or equity-linked securities of the Company in which at least $5,000,000 in gross proceeds is raised, and (ii) May 10, 2013. The note is convertible at any time into shares of the Company’s common stock at a conversion price of $10.00 per share; provided, however, that if the Company raises capital at any time prior to the maturity of the note, the note may be converted into the securities received by the investors in the most recent capital raise (as of the date of conversion) at a price not less than $4.75, which represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note.

The Company has incurred significant recurring losses from operations and has relied on debt and equity financings to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We anticipate that we will need to raise additional funds to fully implement our business model and related strategies.

See Note 17, subsequent events, regarding additional financing subsequent to September 30, 2012.

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

In connection with the acquisition of Sinotop Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the July 2010 financing and (iii) a four-year option to purchase 80,000 shares of the Company’s common stock which was equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: Sinotop Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s PPV services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s PPV services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s PPV services.

Subsequent to the acquisition of Sinotop, the Company underwent a warrant exchange that converted the three-year warrants to be potentially earned under clause (ii) above to 332,002 shares of common stock. As such, the Earn-Out Securities subject to the achievement of the specified performance milestones were 735,822 shares of common stock and a four-year option to purchase 80,000 shares of common stock.

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported gains of $537,784 and 74,351, for the three and nine months ended September 30, 2012, respectively.

At the end of the first earn-out year (July 1, 2012), the first milestone was achieved with over 3 million homes having access to our PPV services. As such, we issued 245,274 shares of our common stock and 26,667 options to Mr. Liu.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at September 30, 2012 and December 31, 2011.

	December 31,			September 30,
	2011	Earned	Change in	2012
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$3,147,109	$(1,226,369)	$(56,659)	$1,864,081
Stock options	211,980	(82,021)	(17,692)	112,267
Total earned and contingent consideration	$3,359,089	$(1,308,390)	$(74,351)	$1,976,348

The following table represents the estimated fair value of the current and the noncurrent portion of the consideration liability for the acquisition of Sinotop Hong Kong at September 30, 2012.

	As of September 30, 2012
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2013	245,274	$932,041	$-	$932,041
Shares July 2014	245,274	-	932,041	932,041
Total Common Shares	490,548	$932,041	$932,041	$1,864,082

Options July 2013	26,667	$56,133	$-	$56,133
Options July 2014	26,666	-	56,133	56,133
Total Options	53,333	$56,133	$56,133	$112,266

Total Shares and Options	543,881	$988,174	$988,174	$1,976,348

4.	Deconsolidation of AdNet

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

5.	Deconsolidation of Shandong Media Joint Venture

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds we were required to make an additional payment of RMB 5,000,000 (approximately US $791,900) to Shandong Media.  In January 2012, the Company, through Jinan Zhong Kuan, signed a Memorandum of Understanding (“MOU”) with Shandong Broadcast and Modern Movie, our partners in our Shandong Media joint venture company, whereby upon execution of a formal agreement, the Company was relieved of its obligation to make the additional payment of RMB 5,000,000 (approximately US $791,900) described above in exchange for payment of RMB 1,000,000 (approximately US$158,300) to Shandong Media and the transfer of 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie. In April 2012, Jinan Zhong Kuan made payment of RMB 1,000,000 to Shandong Broadcast in connection with the signed MOU.

Shandong Media has received notice of approval by the PRC State Administration for Industry & Commerce (“AIC”) to effect the changes made in the Articles of Association (“AOA”) and complete the transaction. The equity transfer ownership is effective as of July 1, 2012 and we have deconsolidated Shandong Media and recorded our 30% ownership under the equity method of accounting in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary.  We valued the 30% investment in Shandong Media at fair value based on historical and forecasted performance utilizing discounted cash flow methodology.  Due to current performance and risks associated with future cash flow we valued Shandong Media at $0.00 as of the date of deconsolidation.  As part of the deconsolidation we have removed the net assets associated with Shandong and recognized a gain of $141,814 on such deconsolidation.

Also in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we will maintain a balance for our 30% investment in Shandong Median not to go below $0.00.  Based on our valuation for our 30% ownership and the net loss from Q3 our balance is currently negative and as such is recorded as a $0.00 balance on our financial statements.

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

The fair value of the warrant liabilities at September 30, 2012 was valued using the Black-Scholes Merton model which incorporated the following assumptions: risk-free rate of interest .66%, expected volatility of 75%, expected life of 4 years and expected dividend yield of 0%.

The fair value of the option portion of our contingent purchase consideration liabilities at September 30, 2012 was valued using the Black-Scholes Merton model and at December 31, 2011 it was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model. Estimated probabilities related to achieving the earn-out milestones were incorporated into our December 31, 2011 valuation. In addition, our valuation incorporates the following assumptions:

	September 30,	December 31,
	2012	2011
	(Black-Scholes)	(Monte Carlo)
Risk-free interest rate	0.337%	0.410%
Expected volatility	75%	75%
Expected life	4 years	4 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$3,430	$-	$-	$3,430
Property and equipment, net (Jinan)	-	427,801	-	427,801
Investment in unconsolidated etities (Shandong Media)	-	-	-	-
Liabilities
Warrant liabilities	$-	$-	$2,161,990	$2,161,990
Contingent purchase price consideration, current (see Note 3)	-	-	988,174	988,174
Contingent purchase price consideration, noncurrent (see Note 3)	-	-	988,174	988,174

Long lived assets in our Jinan subsidiary held and used with a carrying amount of $2,352,809 were written down to their fair value of $427,801 resulting in an impairment charge of $1,925,008 of which $420,000 was included in earnings for the year.

In accordance with our deconsolidation of Shandong Media we recorded the fair value of our 30% equity investment.  Utilizing forecasts based on recent historical performance we computed a discounted cash flow valuation of $0.00.

7.	Related Party Transactions

Jinan Broadband

Payable to Jinan Parent

As of September 30, 2012, our payable to Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) increased approximately $1,000, due to currency fluctuations. At September 30, 2012 and December 31, 2011, approximately $144,000 and $143,000, respectively, remained due to Jinan Parent. This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the three and nine months ended September 30, 2012, Jinan Broadband generated $0 and $124,000, respectively, and during the three and nine months ended September 30, 2011, generated $120,000 and $190,000, respectively, of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”). Networks Center is the owner of Jinan Parent who has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the three and nine months ended September 30, 2012, Jinan Broadband incurred service fees to Networks Center of approximately $12,000 and $35,000, respectively, and during the three and nine months ended September 30, 2011, incurred service fees of approximately $12,000 and $37,000, respectively. To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband. Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the three and nine months ended September 30, 2012, Jinan Broadband paid sales agency fees of approximately $12,000 and $48,000, respectively, and during the three and nine months ended September 30, 2011, paid sales agency fees of approximately $7,000 and $28,000, respectively, to Networks Center for revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of September 30, 2012 and December 31, 2011, Jinan Broadband had accounts payable to Networks Center of approximately $269,000 and $268,000, respectively, relating to maintenance, network leasing and facility rental fees. Jinan Broadband’s operation is located in a building that is owned by Networks Center. As such, Jinan Broadband shares the cable network usage with Networks Center. Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers. As such, Network Center charges Jinan Broadband fees for these services and usage of their facility.

Accrued Expense

Jinan Broadband had accrued network leasing fees to Networks Center of approximately $47,000 as of December 31, 2011 (none in 2012).

Sinotop

Amount due from Non-controlling Interest

Subsequent to our acquisition of Sinotop Hong Kong in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, on total registered capital of RMB 50 million.  Sinotop contributed RMB 10 million and had a commitment to fund the remaining RMB 30 million. At December 31, 2011, Hua Cheng had not made its capital contribution of RMB 10 million.  Accordingly, we recorded an amount due from non-controlling interest in the amount of $1,572,699.

During the third quarter of 2012, we reduced the total registered capital from RMB 50 million (USD 7,903,000) to RMB 12.5 million (USD 1,871,000).  As of September 30, 2012, Sinotop contributed RMB 10 million (USD 1,473,000) in cash and Hua Cheng contributed a software management system valued at RMB 2,519,700 (USD 398,000).   As such, at September 30, 2012 there is no amount due from our non-controlling interest.

8.	Property and Equipment

During the third quarter in 2012, we reviewed the equipment assets at our Jinan Broadband subsidiary and determined that an additional impairment should be recorded based on the estimated realizable values.  We initally reserved a portion of these assets in 2010.  In the current quarter we recorded an additional estimated impairment of $420,000 which represents approximately 50% of the remaining equipment asset balance net of depreciation at July 1, 2012. The assets being impaired are considered to have no salvageable value.

9.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of Jinan Broadband and Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives. As discussed in Note 4, the Company determined during 2011 that AdNet’s remaining assets would no longer be used. As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011. For Jinan Broadband, we reclassified $159,132 from fixed assets to software and licenses during the quarter ended June 30, 2012.

A roll forward of our intangible assets activity for the nine months ended September 30, 2012 is as follows:

	Balance at			Deconsolidation	Foreign	Balance at
	December 31,		Amortization	of Shandong	Currency	September 30,
	2011	Additions	Expense	Media	Transl Adj	2012
						(unaudited)
Amortized intangible assets:
Service agreement	$1,310,892	$-	$(64,470)	$-	$-	$1,246,422
Publication rights	400,953	-	(12,150)	(388,803)	-	-
Customer relationships	76,579	-	(5,890)	(70,689)	-	-
Operating permits	600,147	-	(18,186)	(581,961)	-	-
Charter / Cooperation agreements	2,560,616	-	(103,343)	-	-	2,457,273
Noncompete agreement	1,576,256	-	(1,091,254)	-	-	485,002
Software and licenses	240,015	569,106	(123,625)	(4,066)	487	681,917
Website development	250,000	100,000	(87,423)	-	(443)	262,134
Total amortized intangible assets	$7,015,458	$669,106	$(1,506,341)	$(1,045,519)	$44	$5,132,748

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $504,000 and $1,507,000 for the three and nine months ended September 30, 2012 and $437,000 and $1,463,000 for the three and nine months ended September 30, 2011.

	Jinan	Sinotop
Years ending December 31,	Broadband	Hong Kong	Sinotop	Total
2012 (three months)	$36,043	$398,199	$69,034	$503,276
2013	134,303	259,041	276,134	669,478
2014	127,824	137,791	240,727	506,342
2015	112,909	137,791	97,317	348,017
2016	93,485	137,791	94,923	326,199
Thereafter	881,085	1,871,662	26,689	2,779,436
Total amortization to be recognized	$1,385,649	$2,942,275	$804,824	$5,132,748

10.	Private Financing, August 2012

On August 30, 2012, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company offered the Investors the option to purchase either (i) Class A Units, with each Class A Unit consisting of one share of the Company’s common stock, par value $0.001 per share and (b) a common stock purchase warrant (each a “Warrant,” and, collectively, the “Warrants”) to purchase one share of Common Stock at an exercise price of $4.25 per share, or (ii) Class B Units, with each Class B Unit consisting of one share of the Company’s Series C Preferred Stock, par value $0.001 per share, and a Warrant. The per unit price for each of the Class A Units and the Class B Units was $4.00.

On August 30, 2012, the Company closed the transactions contemplated by the Purchase Agreement and issued and sold to Investors (i) an aggregate of 646,250 Class A Units (consisting of an aggregate of 646,250 shares of Common Stock and Warrants to purchase 646,250 shares of Common Stock), and (ii) an aggregate of 250,000 Class B Units (consisting of an aggregate of 250,000 shares of Series C Preferred Stock and Warrants to purchase 250,000 shares of Common Stock). The Company received aggregate gross proceeds of $3,585,000.

The proceeds from the sale were allocated to Common Stock, Series C Convertible, Preferred Stock, warrants and beneficial conversion features based on the relative fair value of the securities in accordance with ASC 470-20-30.  The value of the Common Stock and Series C Preferred stock was based on the closing price paid by investors.  The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 75% and an interest rate of .66%.  The exercise price of the warrants is $4.25.

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 beneficial conversion feature as an increase in additional paid in capital in the accompanying unaudited consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.  As of September 30, 2012, the warrant liability was adjusted to its new fair value of $2,161,990 as determined by the Company, resulting in a loss of $636,000.

The Purchase Agreement contains customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummates an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “Additional Securities”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company shall be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares as is equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing.

The holder of shares of Series C Preferred Stock will not have the right to vote and will not have full voting rights and powers equal to the voting rights and powers of holders of the Company’s Common Stock.  In addition, the holders of Series C Preferred Stock will not be entitled to convert any shares of Series C Preferred Stock into shares of the Common Stock if, after giving effect to the conversion, such holder would hold in excess of 9.99% of the Company’s outstanding Common Stock.  Each share of Series C Preferred Stock is convertible, at any time at the option of the holder, into such number of shares of common stock equal to the product of (i) the number of shares of Series C Preferred Stock to be converted, multiplied by (ii) $4.00 divided by (iii) the conversion price, which is equal to the lesser of (x) $4.00 and (y) the price per share paid by investors in a Subsequent Public Financing;  provided ,  however , that the conversion price shall not, in any event, be less than $2.50.  Notwithstanding the foregoing, the conversion price shall equal $4.00, and there shall be no adjustment to the conversion price resulting from the price per share paid by investors in a Subsequent Public Financing, until the provisions of the Certificate regarding the adjustment to the conversion price are approved by shareholders holding a majority of the outstanding voting securities of the Company.

The Company paid issuance costs of approximately $119,000 and issued shares and warrants valued at approximately $515,000 to the placement agent related to the August 2012 financings.

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

In connection with the private placement transaction with Fidelity, we entered into a registration rights agreement with Fidelity pursuant to which we were obligated to file a registration statement with the U.S. Securities and Exchange Commission within thirty days following the closing to register the shares of common stock issued to Fidelity. The registration statement was filed on June 29, 2011 and declared effective on July 8, 2011.

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

In June 2012, 2.4 million Series B Preferred Shares were converted to 320,000 shares of common stock.

For the three and nine month periods ended September 30, 2012 and 2011, the number of securities not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants	1,345,642	355,247	1,345,642	355,247
Stock purchase right	75,000	75,000	75,000	75,000
Options	1,601,245	18,900	1,601,245	1,336,233
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series B Preferred Stock	1,048,907	1,368,907	1,048,907	1,368,907
Series C Preferred Stock	250,000	-	250,000	-
Total	5,254,127	2,751,387	5,254,127	4,068,720

13.	Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2. We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Deferred license fees are classified on the consolidated balance sheets as “Deferred license fees”. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 16 to the consolidated financial statements.

14.	Warner Bros. License Agreement

On July 1, 2011, the Company, through its Chinese joint venture Zhong Hai Video entered into a Transactional Video on Demand and Pay-Per-View License Agreement (the “WB Agreement”) with CAV Warner Home Entertainment Co., Ltd. (“CAVW”), Warner Bros. Home Entertainment Group’s joint venture in China. Pursuant to the WB Agreement, Zhong Hai Video was granted a license under copyright for a total term of fifty-four months beginning on July 1, 2011. The contract is subject to annual minimum payments.

In connection with the WB Agreement, the Company issued 200,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $6.60 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $13.20 per share for twenty consecutive trading days. In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash. As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content. Further, we initially classified the portion of total licensed content that we expect to amortize over the next twelve months in the amount of $150,325 as current licensed content with the remaining portion classified as non-current licensed content in the amount of $526,137. At September 30, 2012, the non-current licensed content amounted to $338,232. The Black-Scholes Merton model incorporated the following assumptions: risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%. The Company began amortizing this asset during the third quarter of 2011 and recognized approximately $113,000 during the nine months ended September 30, 2012.

15.	Share-Based Payments

Stock Options

Through September 30, 2012, the Company has 1,601,245 options and 1,420,642 warrants and stock purchase rights outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months and nine months ended September 30, 2012 and 2011:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock option amortization	$192,000	$150,000	$602,000	$442,000	(a)
Stock issued for services	139,000	-	178,000	10,000	(b)
Stock warrants issued for services	10,000	-	36,000	12,000
Right to purchase shares	-	-	44,000	155,000	(see note 11)
	$341,000	$150,000	$860,000	$619,000

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

(b)
In the second quarter of 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors. In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.  In the third quarter of 2012, the Company granted 101,542 shares to certain consultants for services.  As of September 30, 2012, there were 43,972 shares vested.  We recorded the common shares at the closing price on the issue date and expensed to consulting and marketing services $139,000 and $178,000 during the three and nine months ended September 30, 2012.  During the three and nine months ended September 30, 2011, we recorded $10,000 for other consulting services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	September 30, 2012
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding at beginning of year	1,383,567	$3.32
Granted	227,567	4.48
Exercised	(1,347)	3.80
Cancelled/expired	(8,542)	4.20
Options outstanding at end of period	1,601,245	$3.51	$1,016,634

Options exercisable at end of period	1,012,198	$3.32	$732,047

Options available for issuance	2,398,755

As of September 30, 2012, there were 1,601,245 options outstanding with 1,012,198 options exercisable at a weighted average exercise price of $3.32 with a weighted average remaining contractual life of 8.25 years.

As of September 30, 2012 the Company had total unrecognized compensation expense related to options granted of approximately $1,618,000 which will be recognized over a remaining service period of 4.0 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010, June 2011 and August 2012 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company. As of September 30, 2012, the weighted average exercise price was $14.02 and the weighted average remaining life was 4.03 years. The following table outlines the warrants outstanding as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(unaudited)
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	59,664	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	8,533	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	53,333	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	17,049	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	13,333	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
June 2011 Fidelity Right to Purchase ($6.60 exercise price)	75,000	75,000	$6.60	12/3/2012
2011 Service Agreement Warrants ($7.20 exercise price)	16,667	6,667	$7.20	6/15/2016
2012 August Financing Warrants ($4.25 exercise price)	977,063	-	$4.25	8/30/2017
	1,420,642	433,579

16.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2012, the Company's potential minimum cash obligation to these employees was approximately $915,000.

The Company is committed to paying leased property costs related to our China offices through 2015 as follows:

Leased
Property
Years ending December 31,	Costs
2012 (three months)	$82,092
2013	362,008
2014	73,342
2015	18,968
Total	$536,410

The Company is committed to paying product related costs through 2015 as follows:

Product
Related
Years ending December 31,	Costs
2012 (three months)	$86,750
2013	1,401,032
2014	1,870,063
2015	1,949,126
2016	924,126
Total	$6,231,097

According to the purchase agreement with “Shandong Fu Ren”, Zhong Hai Video was obligated to pay RMB 1,000,000 (USD 157,270) to acquire 51% ownership of Shanghai Tianduo, of which RMB 700,000 (USD 110,646) remains.

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

17.	Subsequent Events

As of the date of this filing we are in discussions regarding an offering in which we will issue and sell to certain investors shares of our common stock in order to raise funds for ongoing operating cost of our business. The offering would be effected as a takedown off the Company’s shelf registration statement on Form S-3 (File No. 333-183689), which became effective on September 12, 2012.

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

Overview

We operate in the Chinese media segment, through our Chinese subsidiaries and VIEs, (1) a business which provides integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for cable providers and (2) a cable broadband business based in the Jinan region of China.

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

Through Shandong Media, we operate our publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Shandong Media's revenue consists primarily of sales of publications and advertising revenues. As discussed in Note 5 to the unaudited consolidated financial statements the Company has deconsolidated the net assets of Shandong Media as of July 1, 2012 and accounts for the remaining 30% interest in Shandong Media by the equity method.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

In order to more effectively show comparative numbers our Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations is utilizing a Pro Forma 2011 Results of Operations.  The Pro Forma Results of Operations exclude the impact of Shandong Media.  This shows a more meaningful comparison to our 2012 results in which Shandong Media was deconsolidated effective July 1, 2012 (See Note 5 for more information regarding the Deconsolidation of Shandong Media).

	Three Months Ended
	As Reported	Shandong Media	Pro Forma
	September 30,	3 months	September 30,
	2011		2011
			(excluding Shandong Media)

Revenue	$1,981,000	$798,000	$1,183,000
Cost of revenue	1,441,000	548,000	893,000
Gross profit	540,000	250,000	290,000

Operating expense:
Selling, general and administrative expenses	2,215,000	440,000	1,775,000
Professional fees	791,000	-	791,000
Depreciation and amortization	1,087,000	28,000	1,059,000
Impairments of long-lived assets	19,000	-	19,000
Total operating expense	4,112,000	468,000	3,644,000

Loss from operations	(3,572,000)	(218,000)	(3,354,000)

Interest & other income / (expense)
Interest income	2,000	-	2,000
Change in fair value of contingent consideration	3,189,000	-	3,189,000
Gain on investment in unconsolidated entities	6,000	-	6,000
Gain on deconsolidation of AdNet	470,000	-	470,000
Other	(44,000)	-	(44,000)

Income (loss) before income taxes and noncontrolling interests	51,000	(218,000)	269,000

Income tax benefit	75,000	4,000	71,000

Net income (loss)	126,000	(214,000)	340,000

Net loss attributable to noncontrolling interests	418,000	107,000	311,000

Net income (loss) attributable to YOU On Demand shareholders	$544,000	$(107,000)	$651,000

The following table sets forth key components of our results of operations (unaudited).  As noted above, the table shows a Pro Forma 2011 which excludes the impact of Shandong Media.

	Three Months Ended
	September 30,	September 30,	Amount	%
	2012	2011	Change	Change
		(Pro Forma)

Revenue	$1,194,000	$1,183,000	$11,000	1%
Cost of revenue	1,548,000	893,000	655,000	73%
Gross (loss) profit	(354,000)	290,000	(644,000)	-222%

Operating expense:
Selling, general and administrative expenses	2,460,000	1,775,000	685,000	39%
Professional fees	139,000	791,000	(652,000)	-82%
Depreciation and amortization	1,247,000	1,059,000	188,000	18%
Impairments of long-lived assets	420,000	19,000	401,000	2111%
Total operating expense	4,266,000	3,644,000	622,000	17%

Loss from operations	(4,620,000)	(3,354,000)	(1,266,000)	38%

Interest & other income / (expense)
Interest income	3,000	2,000	1,000	50%
Interest expense	(28,000)	-	(28,000)	-
Change in fair value of warrant liabilities	(636,000)	-	(636,000)	-
Change in fair value of contingent consideration	538,000	3,189,000	(2,651,000)	-83%
Gain on investment in unconsolidated entities	64,000	6,000	58,000	967%
Gain on deconsolidation of Shandong Media	142,000	-	142,000	-
Gain on disposal of AdNet	-	470,000	(470,000)	-100%
Other	(1,000)	(44,000)	43,000	-98%

(Loss) income before income taxes and noncontrolling interests	(4,538,000)	269,000	(4,807,000)	-1782%

Income tax benefit	101,000	71,000	30,000	42%

Net (loss) income	(4,437,000)	340,000	(4,777,000)	-1405%

Net loss attributable to noncontrolling interests	389,000	311,000	78,000	25%

Net (loss) income attributable to YOU On Demand shareholders	$(4,048,000)	$651,000	$(4,699,000)	-722%

Revenues

Revenues for the three months ended September 30, 2012 totaled $1,194,000, as compared to $1,183,000 for the same period of 2011(1). The increase in revenue of approximately $11,000, or 1%, is attributable to increased revenue from Jinan Broadband.  Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $1,189,000, an increase of $29,000, or 3%, as compared to $1,160,000 for the same period in 2011. The increase is primarily related to sales to our business customers.

Gross (loss) Profit

Our gross (loss) profit for the three months ended September 30, 2012 was $(354,000), as compared to $290,000 for the same period in 2011(1).  The decrease in gross (loss) profit of approximately $644,000, or 222%, is mainly due to content acquisition costs related to our PPV and VOD business.

Gross (loss) profit as a percentage of revenue was (30)% for the three months ended September 30, 2012, as compared to 25% for the same period in 2011(1). The decrease is mainly due to content acquisition costs related to our PPV and VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2012 increased approximately $685,000 to $2,460,000, as compared to $1,775,000 for the three months ended September 30, 2011(1). The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended September 30, 2012, salaries and personnel costs accounted for 55% of our selling, general and administrative expenses. For the three months ended September 30, 2012, salaries and personnel costs totaled $1,344,000, an increase of $456,000, or 52%, as compared to $888,000 for the same period of 2011(1). The increase in salaries and personnel costs is primarily attributable to the development of our PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel. For the three months ended September 30, 2012, these costs totaled $641,000, an increase of $187,000, or 41% as compared to $454,000 for the same period of 2011(1).

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business. Our costs for professional fees decreased 652,000, or 82%, to $139,000 for the three months ended September 30, 2012, from $791,000 during 2011(1).   The decrease is primarily attributable to the large fees incurred in 2011 which was our first year of developing our PPV and VOD business.

Depreciation and Amortization

Our depreciation expense increased $102,000, or 16%, to $743,000 in the three months ended September 30, 2012 from $641,000 during 2011(1) due to new machinery and equipment primarily at Jinan Broadband and from our investments in the PPV and VOD business.

Our amortization expense increased $86,000, or 21%, to $504,000 in the three months ended September 30, 2012 from $418,000 during 2011(1).  The increase is due to software and licenses and website development costs being recognized in 2012.

Impairment of long-lived assets

In the third quarter of 2012, we recorded an impairment charge of $420,000 related to our equipment assets at our Jinan Broadband subsidiary as discussed in Note 8 of our consolidated financial statements.

Change in fair value of warrant liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of $636,000 for the three months ended September 30, 2012.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $538,000 and $3,189,000 for the three months ended September 30, 2012 and 2011, respectively.  The gain is primarily due to decreases in our closing stock price.

Gain on deconsolidation of Shandong Media

Effective July 1, 2012, we deconsolidated our ownership in Shandong Media and recorded a gain of $141,814 as discussed in Note 5 of our consolidated financial statements.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business. During the three months ended September 30, 2012, $441,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $192,000 during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the three months ended September 30, 2012, $52,000 of our operating income from Zhong Hai Video was allocated to Hua Cheng, as compared to $119,000 operating loss during the same period of 2011.

(1)
Represents a Pro Forma 2011 amount to exclude the impact of Shandong Media.  Effective July 1, 2012 Shandong Media has been deconsolidated from our Results of Operations (see Note 5 to the Financial Statements for more information on the Deconsolidation of Shandong Media).

Comparison of Nine Months Ended September 30, 2012 and 2011

In order to more effectively show comparative numbers our Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations is utilizing a Pro Forma 2012 and 2011 Results of Operations.  The Pro Forma Results of Operations exclude the impact of Shandong Media.  This shows a more meaningful comparison in which Shandong Media was deconsolidated effective July 1, 2012 (See Note 5 for more information regarding the Deconsolidation of Shandong Media).

	Pro Forma Comparisons
	Nine Months Ended
	As Reported	Shandong Media	Pro Forma
	September 30,	6 months	September 30,
	2012		2012
			(excluding Shandong Media)

Revenue	$5,515,000	$1,696,000	$3,819,000
Cost of revenue	5,267,000	1,229,000	4,038,000
Gross profit (loss)	248,000	467,000	(219,000)

Operating expense:
Selling, general and administrative expenses	7,789,000	717,000	7,072,000
Professional fees	1,080,000	-	1,080,000
Depreciation and amortization	3,727,000	58,000	3,669,000
Impairments of long-lived assets	420,000	-	420,000
Total operating expense	13,016,000	775,000	12,241,000

Loss from operations	(12,768,000)	(308,000)	(12,460,000)

Interest & other income / (expense)
Interest income	7,000	-	7,000
Interest expense	(49,000)	-	(49,000)
Change in fair value of warrant liabilities	(636,000)	-	(636,000)
Right to purchase expense	(44,000)	-	(44,000)
Change in fair value of contingent consideration	74,000	-	74,000
Gain on investment in unconsolidated entities	52,000	-	52,000
Loss on write-off of uncollectible loans	(473,000)	(473,000)	-
Gain on deconsolidation of Shandong Media	142,000	-	142,000
Other	(60,000)	-	(60,000)

Loss before income taxes and noncontrolling interests	(13,755,000)	(781,000)	(12,974,000)

Income tax benefit	282,000	9,000	273,000

Net loss	(13,473,000)	(772,000)	(12,701,000)

Net loss attributable to noncontrolling interests	1,483,000	386,000	1,097,000

Net loss attributable to YOU On Demand shareholders	$(11,990,000)	$(386,000)	$(11,604,000)

	Pro Forma Comparisons
	Nine Months Ended
	As Reported	Shandong Media	Pro Forma
	September 30,	9 months	September 30,
	2011		2011
			(excluding Shandong Media)

Revenue	$5,573,000	$2,184,000	$3,389,000
Cost of revenue	3,791,000	1,574,000	2,217,000
Gross profit	1,782,000	610,000	1,172,000

Operating expense:
Selling, general and administrative expenses	6,311,000	976,000	5,335,000
Professional fees	1,658,000	-	1,658,000
Depreciation and amortization	3,281,000	85,000	3,196,000
Impairments of long-lived assets	341,000	-	341,000
Total operating expense	11,591,000	1,061,000	10,530,000

Loss from operations	(9,809,000)	(451,000)	(9,358,000)

Interest & other income / (expense)
Interest income	7,000	-	7,000
Interest expense	(1,000)	-	(1,000)
Right to purchase expense	(155,000)	-	(155,000)
Change in fair value of contingent consideration	937,000	-	937,000
Loss on investment in unconsolidated entities	(7,000)	-	(7,000)
Gain on deconsolidation of AdNet	470,000	-	470,000
Other	(42,000)	-	(42,000)

Loss before income taxes and noncontrolling interests	(8,600,000)	(451,000)	(8,149,000)

Income tax benefit	262,000	13,000	249,000

Net loss	(8,338,000)	(438,000)	(7,900,000)

Net loss attributable to noncontrolling interests	1,071,000	219,000	852,000

Net loss attributable to YOU On Demand shareholders	$(7,267,000)	$(219,000)	$(7,048,000)

The following table sets forth key components of our results of operations (unaudited).  As noted above, the table shows a Pro Forma 2012 and 2011 which excludes the impact of Shandong Media.

	Nine Months Ended
	September 30,	September 30,	Amount	%
	2012	2011	Change	Change
	(Pro Forma)	(Pro Forma)

Revenue	$3,819,000	$3,389,000	$430,000	13%
Cost of revenue	4,038,000	2,217,000	1,821,000	82%
Gross (loss) profit	(219,000)	1,172,000	(1,391,000)	-119%

Operating expense:
Selling, general and administrative expenses	7,072,000	5,335,000	1,737,000	33%
Professional fees	1,080,000	1,658,000	(578,000)	-35%
Depreciation and amortization	3,669,000	3,196,000	473,000	15%
Impairments of long-lived assets	420,000	341,000	79,000	23%
Total operating expense	12,241,000	10,530,000	1,711,000	16%

Loss from operations	(12,460,000)	(9,358,000)	(3,102,000)	33%

Interest & other income / (expense)
Interest income	7,000	7,000	-	0%
Interest expense	(49,000)	(1,000)	(48,000)	4,800%
Change in fair value of warrant liabilities	(636,000)	-	(636,000)	-
Right to purchase expense	(44,000)	(155,000)	111,000	-72%
Change in fair value of contingent consideration	74,000	937,000	(863,000)	-92%
Gain (loss) on investment in unconsolidated entities	52,000	(7,000)	59,000	-843%
Gain on deconsolidation of Shandong Media	142,000	-	142,000	-
Gain on deconsolidation of AdNet	-	470,000	(470,000)	-100%
Other	(60,000)	(42,000)	(18,000)	43%

Loss before income taxes and noncontrolling interests	(12,974,000)	(8,149,000)	(4,825,000)	59%

Income tax benefit	273,000	249,000	24,000	10%

Net loss	(12,701,000)	(7,900,000)	(4,801,000)	61%

Net loss attributable to noncontrolling interests	1,097,000	852,000	245,000	29%

Net loss attributable to YOU On Demand shareholders	$(11,604,000)	$(7,048,000)	$(4,556,000)	65%

Revenues

Revenues for the nine months ended September 30, 2012 totaled $3,819,000, as compared to $3,389,000 for the same period of 2011. The increase in revenue of approximately $430,000, or 13%, is attributable to increased revenue from Jinan Broadband.  Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $3,815,000, an increase of $449,000, or 13%, as compared to $3,366,000 for the same period in 2011. The increase is primarily related to sales to our business customers.

Gross (loss) Profit

Our gross (loss) profit for the nine months ended September 30, 2012 was $(219,000), as compared to $1,172,000 for the same period in 2011. The decrease in gross (loss) profit of approximately $1,391,000, or 119%, is mainly due to content acquisition costs related to our PPV and VOD business.

Gross (loss) profit as a percentage of revenue was (6)% for the nine months ended September 30, 2012, as compared to 35% for the same period in 2011. The decrease is mainly due to content acquisition costs related to our PPV and VOD business while none in 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2012 increased approximately $1,737,000 to $7,072,000, as compared to $5,335,000 for the nine months ended September 30, 2011. The increase is mainly due to increased costs related to the development of our PPV and VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the nine months ended September 30, 2012, salaries and personnel costs accounted for 60% of our selling, general and administrative expenses. For the nine months ended September 30, 2012, salaries and personnel costs totaled $4,173,000, an increase of $1,398,000, or 50%, as compared to $2,775,000 for the same period of 2011. The increase in salaries and personnel costs is primarily attributable to the development of our PPV and VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, rent and travel. For the nine months ended September 30, 2012, these costs totaled $1,267,000, a decrease of $74,000, or 6% as compared to $1,341,000 for the same period of 2011.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our PPV and VOD business. Our costs for professional fees decreased $418,000, or 25%, to $1,238,000 for the nine months ended September 30, 2012, from $1,656,000 during 2011.  The decrease is primarily attributable to the large fees incurred in 2011 which was our first year of developing our PPV and VOD business.

Depreciation and Amortization

Our depreciation expense increased $410,000, or 23%, to $2,200,000 in the nine months ended September 30, 2012 from $1,790,000 during 2011 due to new machinery and equipment primarily at Jinan Broadband, but also from the new PPV and VOD business.

Our amortization expense increased $63,000, or 4%, to $1,469,000 in the nine months ended September 30, 2012 from $1,406,000 during the same period of 2011(1).  The increase is due to software and licenses and website development costs being recognized in 2012.

Impairment of long-lived assets

In the third quarter of 2012, we recorded an impairment charge of $420,000 related to our equipment assets at our Jinan Broadband subsidiary as discussed in Note 8 of our consolidated financial statements.

Change in fair value of warrant liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a loss of $636,000 for the nine months ended September 30, 2012.

Right to Purchase Expense

We recorded a charge of $44,000 for the nine months ended September 30, 2012 as compared to $155,000 for the same period of 2011, related to Fidelity’s right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement, as discussed in Note 11 to the unaudited consolidated financial statements.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and accordingly we reported a gain of approximately $74,000 and $937,000 for the nine months ended September 30, 2012 and 2011, respectively.  The gain is primarily due to decreases in our closing stock price.

Gain on deconsolidation of Shandong Media

Effective July 1, 2012, we deconsolidated our ownership in Shandong Media and recorded a gain of $141,814 as discussed in Note 5 of our consolidated financial statements.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband entity is allocated to Jinan Parent, the 49% co-owner of this business. During the nine months ended September 30, 2012, $918,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $506,000 during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the nine months ended September 30, 2012, $179,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $345,000 during the same period of 2011.

Liquidity and Capital Resources

As of September 30, 2012 we had cash and cash equivalents of approximately $4,830,000. Approximately $2,354,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at September 30, 2012 of approximately $5,040,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(8,258,000)	$(3,123,000)
Net cash used in investing activities	(916,000)	(3,119,000)
Net cash provided by financing activities	6,466,000	10,247,000
Effect of exchange rate changes on cash	19,000	(463,000)
Net (decrease) increase in cash and cash equivalents	(2,690,000)	3,542,000
Cash and cash equivalents at beginning of period	7,519,000	6,584,000
Cash and cash equivalents at end of period	4,830,000	10,126,000

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $8,258,000 and $3,123,000, respectively. The increased cash used relates to corporate and Sinotop operation costs incurred in the development of our new PPV and VOD business.

Investing Activities

Investing activities for the nine months ended September 30, 2012 and 2011 used cash of $916,000 and $3,119,000, respectively.  It was used primarily for (i) additions to property and equipment of $790,000 and $2,396,000 in 2012 and 2011, respectively, and (ii) investments in intangibles of $112,000 and $428,000 in 2011 and 2012, respectively.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $6,466,000 and $10,247,000, respectively.  In the second quarter of 2012, the Company received a $3,000,000 loan from our Chairman and Chief Executive Officer, Mr. Shane McMahon as discussed in Note 2 to the unaudited consolidated financial statements.  In the third quarter of 2012, we received net proceeds of $3,466,000 from the sale of our equity securities as discussed in Note 10 to the unaudited consolidated financial statements.  For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.

We anticipate that we will need to raise additional funds to fully implement our business model and related strategies. We have the ability to raise funds by various methods including utilization of our $50 million shelf registration as well as other means of financing.  The fact that we have incurred significant continuing losses and have relied on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2011, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. However, the Company currently employs two US GAAP and SEC qualified internal personnel to oversee its financial reporting operations.  The Company has also invested in external consultants to perform regular internal control reviews. With these individuals and processes in place, we expect to improve our internal controls in the near future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities.
There were no defaults upon senior securities during the fiscal quarter ended September 30, 2012.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

EXHIBIT INDEX

4.1	Common Stock Purchase Warrant (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)
4.2	Certificate of Designation of Series C Preferred Stock (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)
10.1	Securities Purchase Agreement (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)
10.2	Registrations Rights Agreement (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)
10.3	Amendment No. 2 to Convertible Promissory Note (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on October 23, 2012)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2012.

YOU ON DEMAND HOLDINGS, INC
By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal
Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1	Common Stock Purchase Warrant (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)

4.2	Certificate of Designation of Series C Preferred Stock (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)

10.1	Securities Purchase Agreement (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)

10.2	Registrations Rights Agreement (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on August 31, 2012)

10.3	Amendment No. 2 to Convertible Promissory Note (Incorporated by reference the to the Company’s Current Report on Form 8-K filed on October 23, 2012)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document