Form 10-K
period 2012-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2013-04-08
CIK 837852

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐ No☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported by Nasdaq) was approximately $ 33,970,755.  Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 14,819,691 shares of the registrant’s common stock outstanding as of March 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
None.

YOU ON DEMAND HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2012

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
•
“Jinan Parent” refers to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC company; “Jinan Zhong Kuan” refers to Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd., a PRC company owned 90% by Weicheng Liu 10% by Liang Yuejing, PRC individuals

•	“Modern Movie” refers to Modern Movie & TV Biweekly Press, a PRC company;
•	“Networks Center” refers to the shareholder of Jinan Parent, Jinan Radio & Television Network, which had been dissolved and merged into Shandong Broadcast Network;
•	“PPV” refers to pay-per-view;

•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SARFT” refers to the State Administration of Radio, Film & Television, an executive branch under the State Council of the People’s Republic of China;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
•	Shandong Media” refers to Shandong Lushi Media Co., Ltd., a PRC company owned 50% by Jinan Zhong Kuan, 30% by Shandong Broadcast and 20% by Modern Movie;
•	“Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;
•	“Sinotop” or “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by Sinotop Hong Kong through contractual arrangements;
•	“Sinotop Hong Kong” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“VIEs” refers to our variable interest entities, including Jinan Broadband, Shandong Media and Sinotop Beijing;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company wholly-owned by CB Cayman;
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; and
•	“Zhong Hai Video” refers to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing.

In this report we are relying on and we refer to information and statistics regarding the media industry in China that we have obtained from various public sources.  Any such information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

YOU On Demand Holdings, Inc. is a corporation formed in the State of Nevada on October 19, 2004.

We operate in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”): (1) a business which provides to cable providers both an integrated value-added service solution and platform for the delivery of pay-per-view (“PPV”) and video on demand (“VOD”) as well as enhanced premium content for cable providers and (2) a cable broadband business based in the Jinan region of China.

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

Through our VIE Jinan Guangdian Jia He Broadband Co., Ltd. (“Jinan Broadband”), we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network maintenance.  Jinan Broadband’s revenue consists primarily of sales to our PRC-based internet consumers, cable modem consumers, business customers and other internet and cable services.  This broadband business accounted for  approximately 75% and 62% of our revenues in 2012 and 2011, respectively.

Through our VIE Shandong Lushi Media Co., Ltd. (“Shandong Media”), we operate a print-based media business, which includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information-related services, copyright transactions, the production of audio and video products, and the provision of audio value-added communication services.  Shandong Media’s revenue consists primarily of sales of publications and advertising revenues.  This print-based media business accounted for approximately 25% and 38% of our revenues in 2012 and 2011, respectively.  On July 1, 2012, we sold 20% of Shandong Media, reducing our ownership interest from 50% to 30%.  Accordingly, as of December 31, 2012, we account for our investment in Shandong Media under the equity method.

Our Video On Demand Business

At year end our VOD product was implemented on a limited basis for testing. Our full product launch occurred in conjunction with the Chinese New Year during our first quarter of 2013.  Full roll out of our video on demand products began in the first quarter of 2013.

Through the acquisition of Sinotop Hong Kong and its VIE Sinotop Beijing, YOU On Demand has an exclusive 20-year joint venture with CCTV-6's China Home Cinema, or CHC, to become the first national Pay-Per-View (PPV) and Video On Demand (VOD) platform in China. We operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC, for operating and marketing PPV, Transactional Video On Demand, or TVOD, Subscription Video On Demand, or SVOD, Near Video On Demand, or NVOD, and related Value-Added Services, or VAS. Our platform and services include content and distribution agreements, governmental partnerships and approvals, infrastructure, encoding and transcoding, metadata management, marketing services and data reporting, collection and remittance. Our core revenues will be generated from both a one-time fee for our TVOD services, as well as a monthly fee for our SVOD services.

We are China's most sophisticated aggregator of VOD content, offering a suite of services modeled after the most successful VOD platforms in the world. Led by extensive industry experience and comprehensive analyses of consumer viewing habits, our TVOD and SVOD services are designed to maximize buys and revenue. We currently provide cable television household subscribers the ability to view the best Hollywood titles, high-grossing domestic content and other popular movies, such as The Avengers. Our platforms provide viewers with access to the top selection of quality content during the earliest possible VOD windows for the best viewing experience with full DVD-like control. We will also offer free content including trailers, behind-the-scenes footage, celebrity interviews and more.

YOU On Demand currently has distribution agreements with Warner Bros. Entertainment, Disney Media Distribution, Paramount Pictures, NBCUniversal, Miramax, Lionsgate, Magnolia Pictures, Screen Media Ventures, Gravitas Ventures, 3Net,,K2 Communications and Film Buff. As of December 31, 2012, YOU On Demand has distribution agreements with 7 Chinese Cable TV broadcast companies in 7 provinces which can reach approximately 18.2 million households.  In addition, we plan to expand our content offering to include YOU 3D, YOU TV, YOU Kids, YOU Sports, YOU Music, YOU Karaoke and YOU Events. Currently, there is no other provider offering VOD or SVOD services on a national level in China through a secured digital cable TV set-top box.

China is the largest cable TV market in the world with 400 million total TV households and 202 million cable TV households with an untapped potential for premium content.  China expects to be twice the size of the United States in terms of digital households by 2015.  With the increase of middle class income and greater disposable budgets, we anticipate seeing greater demand for entertainment, including movies, concerts and sporting events. This projection has been reflected through box office receipts, up 28% in 2012 from 2011 according to China’s Film Bureau, and the exploding sales of flat screen televisions, as China became the largest overall TV market in 2009 and the largest LCD TV market in 2011, according to NPD Display Research.  Premium content remains scarce in the market and we believe the key opportunity for growth is in China’s next generation broadcasting initiatives, which is expected to power 200 million digital cable customers with high definition television, internet and 2-way interactive service capability by 2020, according to the Chinese State Administration of Radio, Film and Television.

Our Broadband Business

Jinan Guangdian Jia He Digital Television Co., Ltd. (“Jinan Parent”), the entity that sold 51% of its cable broadband business to us, is an emerging cable TV consolidator and operator in China’s cable broadband market.   Jinan Broadband, which is 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary Beijing China Broadband Network Technology Co., Ltd. (“WFOE”), is operated in accordance with a cooperation agreement and an exclusive service agreement.  Jinan Broadband operates out of its base in Shandong where it has an exclusive cable broadband deployment partnership and exclusive service agreement with Jinan Radio & Television Network (“Networks Center”), the only cable TV operator in Jinan.  Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperate and provide each other with technical services related to their respective broadband, cable and internet content-based businesses.

We believe that we compete on the basis of more favorable rates and our ability to provide a variety of interactive media services through a partnership with Networks Center.  Finally, cable enjoys a high household penetration rate in urban areas and our internet service is competitively fast and reliable.  (See www.jinan.gov.cn ).

Our Publishing Business

Shandong Media, our print-based media business, was deconsolidated as of July 1, 2012, when our effective ownership decreased from 50% to 30%.  Prior to deconsolidating the business, Shandong Media was 50% owned by Shandong Broadcast & TV Weekly Press (“Shandong Broadcast”) and Modern Movie & TV Biweekly Press (“Modern Movie”) (together the “Shandong Newpaper Entities”) and 50% owned by Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd. (“Jinan Zhong Kuan”), an entity controlled by us through a series of contractual arrangements.  The business of Shandong Media includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services.  Our cooperation agreement with Shandong Broadcast and Modern Movie also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by Shandong Broadcast and Modern Movie.  In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Media has a combined subscription basis of approximately 225,000 subscribers.

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

4.	Sinotop VIE Agreements, including with Zhang Yan, the sole shareholder of Sinotop Beijing.

5.	Controlled through a Loan Agreement dated January 2008, an Equity Option Agreement dated January 2008, a Trustee Arrangement dated January 2008, and a Power of Attorney dated January 2008.

6.	Sinotop Joint Venture Agreements with Zhong Hai Video. Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) owns 20% of Zhong Hai Video.

VIE Structure and Arrangements

Jinan Broadband

In December 2006, through our WFOE, we entered into a cooperation agreement with Jinan Parent, pursuant to which we acquired and currently own a 51% controlling interest in Jinan Broadband.  The cooperation agreement provided WFOE the authority to appoint a majority of the board of directors of Jinan Broadband, as well as the general manager and finance manager, and provides that Jinan Broadband’s operations and pre-tax revenues would be assigned to our WFOE for 20 years, effectively providing for an acquisition of the business.  In consideration for this 20 year business and management rights license, we paid approximately $2,572,000, including expenses, in March 2007 and the remaining approximate $3.2 million (based on RMB 23 million) in March 2008.  While this acquisition was completed in late March 2007 with an effective transfer of assets date of April 1, 2007, we commenced certain operational oversight of this entity prior to such time.

Under the terms of an exclusive services agreement between Jinan Broadband, Jinan Parent and Networks Center, Jinan Broadband is obligated to provide certain technical services needed by Jinan Parent and is entitled to receive 100% of the pre-tax income of Jinan Parent related to the business of Jinan Broadband in exchange.  Accordingly, because all of the pre-tax income of Jinan Broadband is then required to be paid over to our WFOE under the terms of the cooperation agreement, and due to the nature of our ownership/control of Jinan Broadband, Jinan Broadband is considered a VIE and therefore is consolidated in our financial statements.

Sinotop Beijing

On July 30, 2010, we acquired Sinotop Hong Kong through CB Cayman.  Through a series of contractual arrangements, Sinotop Hong Kong controls Sinotop Beijing.  Sinotop Beijing, a corporation established in the PRC is the 80% owner of the Zhong Hai Video joint venture, which was established to provide integrated value-added service solutions for the delivery of VOD, PPV and enhanced premium content for cable providers.

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

Shandong Media

As of July 1, 2012 we deconsolidated Shandong Media due to a decrease in ownership from 50% to 30%.

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

On January 19, 2012, through Jinan Zhong Kuan, we entered into a Memorandum of Understanding with the Shandong Newspaper Entities pursuant to which we expressed the intention to amend the terms of the Shandong Cooperation Agreement to transfer an aggregate of 20% of our ownership interest in Shandong Media to the Shandong Newspaper Entities. Shandong Media received notice of approval by the PRC State Administration for Industry & Commerce to effect the changes made in the Articles of Association and complete the transaction. The equity transfer ownership was effective as of July 1, 2012, and we have deconsolidated Shandong Media and recorded our 30% ownership under the equity method of accounting.

We are entitled to 100% of the pre-tax income of Jinan Zhong Kuan, in two ways which are discussed below.  First, there are two individual owners of Jinan Zhong Kuan which hold all of the equity in that company in trust for the benefit of CB Cayman, pursuant to trustee arrangements entered into with them in 2008.  The trustee arrangements relieve the individual shareholders from any responsibilities for the day-to-day operations of the company and any liability arising from their role as equity holders.  All actions taken by them as shareholders will be in accordance with instructions provided by CB Cayman.  The trustee arrangements provide that, in consideration for an up-front fee paid by CB Cayman, and monthly cash payments thereafter, the equity holders of Jinan Zhong Kuan will hold the equity of Jinan Zhong Kuan in trust for, and only for the benefit of, CB Cayman.  We believe CB Cayman’s right to receive 100% of the dividends paid on the equity held in trust for it by the two individuals is appropriate under PRC transfer pricing rules, which are found in Arts. 41-48 of the PRC Enterprise Income Tax Law and Arts. 109-123 of the Implementing Regulations thereunder, and complies with the “arm’s length principle” mandated by Art. 41 of the Enterprise Income Tax Law, because those individuals have no responsibilities and take no risk in connection with their role as trustee shareholders other than to vote when requested and as directed by CB Cayman.

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

The Company, through CB Cayman, is the sole owner of the WFOE, and exercises the overall voting power over the WFOE.  In addition, through the various contractual agreements between CB Cayman, the trustees, the WFOE and Jinan Zhong Kuan, as discussed above, Jinan Zhong Kuan is considered a VIE.  As the Company bears all risks and is entitled to all benefits relating to the investment in Jinan Zhong Kuan, the Company is a primary beneficiary of Jinan Zhong Kuan and is required to consolidate Jinan Zhong Kuan under the variable interest model.  With respect to Shandong Media, it cannot finance its own activities without the cash contribution from Jinan Zhong Kuan.  In addition, apart from its equity interest in Shandong Media, Jinan Zhong Kuan has the obligation to bear expected losses and receive expected returns through the exclusive services agreement, which entitles Jinan Zhong Kuan to all net profits of Shandong Media.

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

Our Competition

Video On Demand Business

We currently have no direct competitors in China that offer VOD services nationally over a cable platform through a secured digital cable TV set-top box.  Although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our partnership with CCTV-6’s pay channel, CHC, and first to market advantage.  We do have some indirect competition from both the pirated DVD market as well as alternative platform providers.  We believe our product offers the highest quality end user experience.

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

Our Growth Strategy

We intend to implement the following strategic plans to take advantage of industry opportunities and expand our business:

•
Video On Demand Services. Through our acquisition of Sinotop Hong Kong, and its VIE, Sinotop Beijing, which is a party to two joint ventures consisting of partnerships with CHC, we have received the rights to utilize an exclusive national license to deploy VOD services onto cable TV networks throughout China. Currently, we have access to some of the largest movie libraries in China and the U.S., and we will continue to acquire content from entertainment companies and studios in the U.S. and other parts of the world to deliver an integrated solution for enhanced premium content through cable providers in China. There are over 202 million cable television households in China and we will attempt to capitalize on the revenue opportunities as the government continues to mandate the switch from analog to digital cable by 2015.

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

Our Customers

As of December 31, 2012, Jinan Broadband had approximately 50,000 cable internet subscribers.   All of our customers are in the PRC.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements, and, in addition to our right to own and operate Jinan Broadband, we own the trademark “YOU On Demand,” which is registered in the PRC.   We intend to apply for other trademarks for the regions in which we operate, such as with respect to Jinan Broadband.

Our Employees

As of December 31, 2012, we had a total of 108 full-time employees. The following table sets forth the number of our employees by function at December 31, 2012.

Function	Number of Employees
Sales and Marketing	29
Technical	41
Research and Development	10
Operating	9
Financial	11
Administrative	8
TOTAL	108

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

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier.  Few independent cable operators in China acquired full and proper broadband connection licenses from MII.  The licenses, while awarded by MII, are given on very-fragmented regional market levels.  With cable operators holding the last mile to access end users, SARFT cable operators pose a competitive threat to local telecom carriers.  While internet connection licenses are deregulated to even the local private sector, MII still tries to utilize the license as a barrier to entry from cable operators that fall under the SARFT interest group.

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and other government agencies in China for the transactions such as our acquisition or disposition of business entities in China.  Additionally, foreign ownership of business and assets in China is not permitted without specific government approval.  For this reason, we acquired only 51% of Jinan Broadband, with the remaining 49% owned by Jinan Parent and its affiliates.  Sinotop Beijing was acquired through our acquisition of Sinotop Hong Kong, which controls Sinotop Beijing through a series of contractual agreements.   We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries.

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

Dividend Distributions

All of our revenues are earned by our PRC entities.  However, PRC regulations restrict the ability of our PRC entities to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC entities only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital.  These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the new EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates , or Notice 112, which was issued on January 29, 2008, and the   Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties  , or Notice 601, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our entities will be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

ITEM 1A.	RISK FACTORS.

An investment in any of the company’s securities is highly speculative in nature, involves a high degree of risk and illiquidity and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any securities of the Company, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries.  If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our auditors have expressed in their report on our financial statements substantial doubt about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report dated as of April 5, 2013 on our consolidated financial statements for the year ended December 31, 2012, indicating that there is substantial doubt regarding our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2012 and 2011 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.   If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

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

We depend on the services of our existing key employees, in particular, Mr. Shane McMahon, our Chairman and Chief Executive Officer, Mr. Marc Urbach, our President and Chief Financial Officer, and Mr. Weicheng Liu, a China Chief Executive Officer.  Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees.  While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business.  In addition, severe capital constraints have limited our ability to attract specialized personnel.  Moreover, our budget limitations will restrict our ability to hire qualified personnel.  The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

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

Our VOD business depends on third parties to provide the programming that we offer to subscribers in China, and if we are unable to secure access to this programming, we may be unable to attract subscribers.

Our VOD business depends on third parties to provide us with programming content which we would distribute to our subscribers in China. We continue to negotiate with various U.S. entertainment studios to secure access to additional programming content, however, we may not be able to obtain access to additional programming content on favorable terms or at all.  If we are unable to successfully negotiate agreements for access to more high quality programming content, we may not be able to attract many subscribers for our service and our operating results would be negatively affected.

If we are unable to attract many subscribers for our VOD services, or are unable to successfully negotiate additional agreements with cable television providers in China to deliver our programming content, our financial performance will be adversely affected.

At present, there is a limited market for VOD services in China, and there is no guarantee that a market will develop or that we will be able to attract subscribers to purchase our services.  In addition, we rely on cable television providers to deliver our programming content to subscribers and we may not be able to negotiate additional agreements to deliver our programming content on favorable terms or at all.  If we are unable to attract many subscribers or successfully negotiate additional delivery agreements with cable television providers, our financial performance will be adversely affected.

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

In connection with the preparation and audit of our 2012 financial statements and notes, we were informed by our auditor, UHY LLP, or UHY, of certain accounting and reporting deficiencies in our internal controls that UHY considered to be material weaknesses.  These deficiencies related to our financial reporting procedures.  We have devoted significant resources since 2010 to upgrade our internal controls.  We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and plan to continue to upgrade all internal control-related processes.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 8.7% and as low as -1.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Our common stock trades on the NASDAQ Capital Market.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the NASDAQ Capital Market.    Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

Mr. Shane McMahon, our Chairman and Chief Executive Officer, is the beneficial owner of approximately 49.0% of our outstanding voting securities, and Mr. Weicheng Liu, our China Chief Executive Officer,  is the beneficial owner of approximately 8.8% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence and can elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

The principal address of Zhong Hai Video is Suite 2603-2607, Building AB, Office Park, 10 Jintong West Road, Chaoyang District, Beijing 100020 China.  We paid approximately $305,000 for rent in 2012.

The principal address of Jinan Broadband is c/o Jinan Guangdian Jiahe Digital TV Co. Ltd., No. 32, Jing Shi Yi Road, Jinan Shandong 250014, Tel: (86531)-85652255.  We paid approximately $90,000 for rent in 2012.

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

Market Information

Our common stock is quoted under the symbol “YOD” on the Nasdaq Capital Markets.  Our stock was previously listed as “CBBD” on the OTCBB.  As of May 30, 2012 our stock was listed on the Nasdaq Capital Market under the symbol “YOD”.  Trading of our common stock is sometimes limited and sporadic.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices were adjusted for the 75-for-1 reverse stock split that occurred on February 9, 2012 and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2012
1st Quarter	$7.05	$3.90
2nd Quarter	5.49	4.25
3rd Quarter	4.99	3.07
4th Quarter	3.50	1.46

Year Ended December 31, 2011
1st Quarter	$6.60	$3.01
2nd Quarter	9.00	3.53
3rd Quarter	8.70	3.75
4th Quarter	5.16	3.38

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Bloomberg for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 30, 2013, there were approximately 350 holders of record of our common stock.  This number excludes the shares of our common stock beneficially owned by stockholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

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

Overview

We operate in the Chinese media segment, through our Chinese subsidiaries and VIEs, (1) a business which provides integrated value-added service solutions for the delivery of VOD and enhanced premium content for cable providers and (2) a cable broadband business based in the Jinan region of China.

Through our VIE, Sinotop, and it’s 80% owned operating joint venture Zhong Hai Video, we provide integrated value-added service solutions for the delivery of  VOD, and enhanced premium content for cable providers. Zhong Hai Video's revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.  At year end our VOD product was implemented on a limited basis for testing.  Our full product launch occurred in conjunction with the Chinese New Year during our first quarter of 2013.  Full roll out of our video on demand products began in the first quarter of 2013.

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

Consolidated Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

In order to provide a more meaningful comparison of our financial results, our presentation of the Company’s Consolidated Results of Operations utilizes Pro Forma 2012 and 2011 financial information to exclude the impact of Shandong Media which was deconsolidated effective July 1, 2012 (See Note 11 to the audited financial statements included in this report for more information regarding the Deconsolidation of Shandong Media).

	Pro Forma Comparisons
	Year Ended
	As Reported	Shandong Media	Pro Forma
	December 31,	6 months	December 31,
	2012		2012
			(excluding Shandong Media)

Revenue	$6,873,000	$1,696,000	$5,177,000
Cost of revenue	7,083,000	1,229,000	5,854,000
Gross profit (loss)	(210,000)	467,000	(677,000)

Operating expense:
Selling, general and administrative expenses	10,811,000	717,000	10,094,000
Professional fees	1,345,000	-	1,345,000
Depreciation and amortization	4,083,000	58,000	4,025,000
Impairments of long-lived assets	840,000	-	840,000
Total operating expense	17,079,000	775,000	16,304,000

Loss from operations	(17,289,000)	(308,000)	(16,981,000)

Interest & other income / (expense)
Interest income	9,000	-	9,000
Interest expense	(79,000)	-	(79,000)
Right to purchase expense	(44,000)	-	(44,000)
Cost of reset provision	(659,000)	-	(659,000)
Change in fair value of warrant liabilities	647,000	-	647,000
Change in fair value of contingent consideration	1,313,000	-	1,313,000
Gain on investment in unconsolidated entities	68,000	-	68,000
Loss on investment write-off	(95,000)	-	(95,000)
Loss on write-off of uncollectible loans	(514,000)	(473,000)	(41,000)
Gain on deconsolidation of Shandong Media	142,000	-	142,000
Other	(140,000)	-	(140,000)

Loss before income taxes and noncontrolling interests	(16,641,000)	(781,000)	(15,860,000)

Income tax benefit	353,000	9,000	344,000

Net loss	(16,288,000)	(772,000)	(15,516,000)

Net loss attributable to noncontrolling interests	2,074,000	386,000	1,688,000

Net loss attributable to YOU On Demand shareholders	$(14,214,000)	$(386,000)	$(13,828,000)

Deemed dividends on preferred stock	(924,000)	-	(924,000)

Net loss attributable to YOU on Demand common shareholders	$(15,138,000)	$(386,000)	$(14,752,000)

	Pro Forma Comparisons
	Year Ended
	As Reported	Shandong Media	Pro Forma
	December 31,	12 months	December 31,
	2011		2011
			(excluding Shandong Media)

Revenue	$7,868,000	$2,993,000	$4,875,000
Cost of revenue	5,526,000	2,159,000	3,367,000
Gross profit	2,342,000	834,000	1,508,000

Operating expense:
Selling, general and administrative expenses	8,801,000	1,306,000	7,495,000
Professional fees	2,115,000	5,000	2,110,000
Depreciation and amortization	4,424,000	110,000	4,314,000
Impairments of long-lived assets	244,000	-	244,000
Total operating expense	15,584,000	1,421,000	14,163,000

Loss from operations	(13,242,000)	(587,000)	(12,655,000)

Interest & other income / (expense)
Interest income	11,000	-	11,000
Interest expense	(2,000)	-	(2,000)
Stock purchase right	(194,000)	-	(194,000)
Change in fair value of contingent consideration	3,000	-	3,000
Loss on investment in unconsolidated entities	(14,000)	-	(14,000)
Gain on deconsolidation of AdNet	470,000	-	470,000
Other	(44,000)	(2,000)	(42,000)

Loss before income taxes and noncontrolling interests	(13,012,000)	(589,000)	(12,423,000)

Income tax benefit	370,000	95,000	275,000

Net loss	(12,642,000)	(494,000)	(12,148,000)

Net loss attributable to noncontrolling interests	1,372,000	247,000	1,125,000

Net loss attributable to YOU On Demand shareholders	$(11,270,000)	$(247,000)	$(11,023,000)

The following table sets forth key components of our results of operations. As noted above, the table shows a Pro Forma 2012 and 2011 which excludes the impact of Shandong Media.

	Year Ended
	December 31,	December 31,	Amount	%
	2012	2011	Change	Change
	(Pro Forma)	(Pro Forma)

Revenue	$5,177,000	$4,875,000	$302,000	6%
Cost of revenue	5,854,000	3,367,000	2,487,000	74%
Gross (loss) profit	(677,000)	1,508,000	(2,185,000)	-145%

Operating expense:
Selling, general and administrative expenses	10,094,000	7,495,000	2,599,000	35%
Professional fees	1,345,000	2,110,000	(765,000)	-36%
Depreciation and amortization	4,025,000	4,314,000	(289,000)	-7%
Impairments of long-lived assets	840,000	244,000	596,000	244%
Total operating expense	16,304,000	14,163,000	2,141,000	15%

Loss from operations	(16,981,000)	(12,655,000)	(4,326,000)	34%

Interest & other income / (expense)
Interest income	9,000	11,000	(2,000)	-18%
Interest expense	(79,000)	(2,000)	(77,000)	3,850%
Stock purchase right	(44,000)	(194,000)	150,000	-77%
Cost of reset provision	(659,000)	-	(659,000)	-
Change in fair value of warrant liabilities	647,000	-	647,000	-
Change in fair value of contingent consideration	1,313,000	3,000	1,310,000	43667%
Gain on investment in unconsolidated entities	68,000	(14,000)	82,000	-586%
Loss on investment write-off	(95,000)	-	(95,000)	-
Loss on write-off of uncollectible loans	(41,000)	-	(41,000)	-
Gain on deconsolidation of Shandong Media	142,000	-	142,000	-
Gain on disposal of AdNet	-	470,000	(470,000)	-100%
Other	(140,000)	(42,000)	(98,000)	233%

Loss before income taxes and noncontrolling interests	(15,860,000)	(12,423,000)	(3,437,000)	28%

Income tax benefit	344,000	275,000	69,000	25%

Net loss	(15,516,000)	(12,148,000)	(3,368,000)	28%

Net loss attributable to noncontrolling interests	1,688,000	1,125,000	563,000	50%

Net loss attributable to YOU On Demand shareholders	$(13,828,000)	$(11,023,000)	$(2,805,000)	25%

Deemed dividends on preferred stock	(924,000)	-	(924,000)	-

Net loss attributable to YOU on Demand common shareholders	$(14,752,000)	$(11,023,000)	$(3,729,000)

The information provided below represents pro forma amounts for 2011 to exclude the impact of Shandong Media, which was deconsolidated effective July 1, 2012 (see Note 11 to the audited financial statements included in this report for more information on the Deconsolidation of Shandong Media).

Revenues

Revenues for the year ended December 31, 2012, totaled $5,177,000, as compared to $4,875,000 for 2011. The increase in revenue of approximately $302,000, or 6%, is attributable to increased revenue from Jinan Broadband. Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services of $5,172,000, an increase of $320,000, or 7%, as compared to $4,852,000 during 2011. The increase is primarily related to an increase in sales to our business customers.

Gross (loss) Profit

Our gross (loss) profit for the year ended December 31, 2012 was $(677,000), as compared to $1,508,000 during 2011.  The decrease in gross (loss) profit of approximately $2,185,000, or 145%, is mainly due to the amortization of content costs related to our VOD business.

Gross (loss) profit as a percentage of revenue was (13)% for the year ended December 31, 2012, as compared to 30% during 2011. The decrease is mainly due to content acquisition costs related to our VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2012, increased approximately $2,599,000 to $10,094,000, as compared to $7,495,000 for the year ended December 31, 2011.  The increase is mainly due to increased costs related to the development of our VOD business.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the year ended December 31, 2012, salaries and personnel costs accounted for 56% of our selling, general and administrative expenses. For the year ended December 31, 2012, salaries and personnel costs totaled $5,566,000, an increase of $1,502,000, or 37%, as compared to $4,064,000 for the same period of 2011. The increase in our salaries and personnel costs increased because of the growth and development of our VOD business.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the year ended December 31, 2012, these costs totaled $2,447,000, an increase of $694,000, or 40% as compared to $1,753,000 in 2011.  The increase is mainly due to the growth and development of our VOD business.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our VOD business. Our costs for professional fees decreased $765,000, or 36%, to $1,345,000 for the year ended December 31, 2012, from $2,110,000 during 2011.  Such decrease in professional fees was primarily due to increased legal fees in 2011during the early stages of development of our VOD business.

Depreciation and Amortization

Our depreciation expense decreased $438,000, or 18%, to $2,033,000 in the year ended December 31, 2012, from $2,471,000 during 2011, The decrease is due to certain equipment at Jinan Broadband being taken out of service due to changes in customer needs. As such, the Company ceased depreciating such equipment.

Our amortization expense increased $149,000, or 8%, to $1,992,000 in the year ended December 31, 2012, from $1,843,000 during 2011.  The increase is due to software, licenses and website development costs being recognized in 2012.

Impairment of Long-lived Assets

In 2012, we recorded an impairment charge of $840,000 related to our equipment assets at our Jinan Broadband subsidiary as discussed in Note 7 of our audited consolidated financial statements included in this report.

Right to Purchase Expense

FIL Investment Management (Hong Kong) Limited (“Fidelity”), a professional fiduciary for various accounts, had the right to purchase up to 5,625,000 shares of our common stock pursuant to the June 7, 2011 private placement. We recorded a charge of $44,000 for the year ended December 31, 2012, as compared to $194,000 for the same period of 2011, related to the valuation of this right to purchase.

Cost of Reset Provision

As a result of the negative clawback provisions included in our warrant agreements associated with our August 2012 private financings, we have reset the exercise price from $4.25 per share to $1.50 per share.  Accordingly, we valued the cost of this reset provision and recorded a charge to operations of $659,000 for the year ended December 31, 2012.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of $647,000 for the year ended December 31, 2012.  The gain is primarily due to the decrease in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of approximately $1,313,000 and $3,000 for the years ended December 31, 2012 and 2011, respectively. The gain is primarily due to decreases in our closing stock price.

Loss on Investment Write-off

In 2011, we entered into a purchase agreement with “Shandong Fu Ren” whereby we were obligated to pay approximately $157,000 to acquire 51% ownership of Shanghai Tianduo.  We advanced approximately $47,000 in 2011.  Since we entered into the agreement in 2011, the direction of our company has changed and thus the value of the investment has diminished.  As such, as of December 31, 2012, we wrote-off the initial investment of $47,000 and accrued a liability of$47,000 as an expected settlement payment to terminate the agreement for a total of $95,000.  In addition, in connection with the investment we advanced funds in the form of a loan for $40,000 which we wrote-off and recorded as loss on uncollectible loan.

Gain on Deconsolidation of Shandong Media

Effective July 1, 2012, we deconsolidated our ownership in Shandong Media and recorded a gain of $141,814 as discussed in Note 11 of our audited consolidated financial statements included in this report.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business. During the year ended December 31, 2012, $1,278,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $705,000 during the same period of 2011.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the year ended December 31, 2012, $399,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $420,000 during the same period of 2011.

Deemed Dividends on Preferred Stock

We recorded a beneficial conversion feature associated with the Series C Preferred Stock, which was limited to the proceeds allocated to them. Because the preferred stock is immediately convertible at the option of the holder, we recorded deemed dividends of $924,000 from the beneficial conversion feature associated with the issuance of the Series C Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $4,381,000. Approximately $1,450,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at December 31, 2012, of approximately $5,983,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2012	2011
Net cash used in operating activities	$(10,601,000)	$(5,735,000)
Net cash used in investing activities	(1,240,000)	(3,295,000)
Net cash provided by financing activities	8,660,000	10,247,000
Effect of exchange rate changes on cash	43,000	(282,000)
Net (decrease) increase in cash and cash equivalents	(3,138,000)	935,000
Cash and cash equivalents at beginning of period	7,519,000	6,584,000
Cash and cash equivalents at end of period	4,381,000	7,519,000

Operating Activities

The increase in cash used in operating activities relates to corporate and operational costs incurred primarily in the development of our VOD business.

Investing Activities

Cash used in investing activities was used primarily for (i) additions to property and equipment of $954,000 and $2,547,000 in 2012 and 2011, respectively, and (ii) investments in intangibles of $273,000 and $443,000 in 2011 and 2012, respectively.

Financing activities

In 2012, the Company received a $3,000,000 loan from our Chairman and Chief Executive Officer, Mr. Shane McMahon.  Also in 2012, we received net proceeds of $5,660,000 from the sale of our equity securities as discussed in Notes 15 and 16 to the audited consolidated financial statements included in this report. For 2011, the amount consisted primarily of proceeds received from the sale of our equity securities from our June 2011 financings.

We anticipate that we will need to raise additional funds to fully implement our business model and related strategies. We believe we have the ability to raise funds by various methods including utilization of our $50 million shelf registration as well as other means of financing. The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. The audited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  As of December 31, 2012 the Company has an accumulated operating loss of approximately $59 million.

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

Contractual Obligations

We have the following purchase obligations:

	Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 Years	years
Product costs	$7,344,000	$1,860,000	$5,484,000	$-	$-
Property leases	334,000	317,000	17,000	-	-
Equipment leases	198,000	198,000	-	-	-
Other	90,000	90,000	-	-	-
Total	$7,966,000	$2,465,000	$5,501,000	$-	$-

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

•
Licensed Content.  The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. The license agreement may or may not be recognized in licensed content.  When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 920, Entertainment – Broadcasters. In the event, the license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title, we expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees are classified as a liability on the consolidated balance sheets as deferred license fees.

•
Intangible Assets and Goodwill. We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we review goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

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

•
Business Combinations. We account for acquisitions according to ASC 805, Business Combinations. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

•
As of December 31, 2012, the Company did not maintain sufficient internal personnel with an adequate level of accounting knowledge, experience and training.  The Company has utilized external consultants to assist in the selection and application of US GAAP and related SEC disclosure requirements.  During both 2011 and 2012, the Company has been developing staff including one US GAAP and SEC qualified internal personnel based in our US office to oversee its financial reporting operations.  We plan to hire additional qualified staff to be based in our Beijing office at which time we will be able to fully remediate this material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control.  The Company continues to invest resources in order to upgrade internal controls.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and Directors.

NAME	AGE	POSITION
Shane McMahon	43	Chairman and Chief Executive Officer
Marc Urbach	40	President, Chief Financial Officer
Weicheng Liu	55	China Chief Executive Officer and Director
Michael Birkin	54	Director
James Cassano	66	Director
Michael Jackson	55	Director

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

Weicheng Liu. Mr. Liu was appointed as a China Chief Executive Officer and as a member of our Board of Directors on July 30, 2010.  Prior to joining us, Mr. Liu founded Sinotop Beijing and served as its sole officer and director until his resignation on July 30, 2010.  Mr. Liu is currently a non-executive director of Codent Networks (Shanghai ) Co. Ltd., a mobile software company in China founded by Mr. Liu, and has served in that position since 2011, prior to which he served as the Chairman and CEO since 2003.  Overall, Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries.  Mr. Liu received a degree in engineering physics from Tsinghua University and a Ph.D. from the University of Waterloo.  Mr. Liu’s extensive industry experience, as noted above, along with his management experience of Sinotop Beijing, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Michael Birkin. Mr. Birkin was appointed as director of the Company effective as of May 29, 2012.  Michael Birkin is a graduate of University College, London, where he studied law. He began his career at Price Waterhouse, moving to Allied Dunbar and then to Interbrand, the Branding and Identity Consultancy, as Chief Executive.  After the acquisition of Interbrand by Omnicom Group Inc. he moved to their Diversified Agency Services (“DAS”) division, as President, Europe.  In 1997 Mr. Birkin became International President of DAS responsible for all DAS companies in Europe and Asia Pacific.  In 1998 he became President of DAS Worldwide based in New York.  In March 2005, Mr. Birkin was appointed Vice Chairman of Omnicom Group Inc. and President and CEO of Omnicom Asia Pacific. In January 2006, he became Chairman and CEO of Omnicom Asia Pacific.  In July 2009, Mr. Birkin left Omnicom to acquire RPMC, an events, hospitality and promotions agency. Having subsequently been awarded Intelʼs global branding and design work, he established The Red Peak Group which owns both Red Peak Branding and RPMC with offices in New York, Los Angeles and London.

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

Michael Jackson. Mr. Jackson was appointed as director of the Company effective as of May 29, 2012.  Michael Jackson was one of the first UK independent producers, making factual series for Channel Four between 1981 and 1987. He joined the BBC as a producer in 1988 and was successively Head of Music and Arts, Controller of BBC2, and Director of Television and Controller BBC1. In 1997 he joined Channel Four as CEO and was responsible for launching the Film Four and E4 digital channels and for programming such as Da Ali G Show and Queer As Folk. In 2001 Channel Four was named the UK Media Brand of the Year. In 2001 he left for the US becoming President of USA Entertainment, which encompassed cable networks such as USA and SciFi and USA Films amongst other assets. In 2002 he was named Chairman of Universal Television. During his tenure USA reclaimed its position as the number one general entertainment cable channel. In 2006 he became President of Programming for IAC and was responsible amongst other things for the purchase of Collegehumor.com and Vimeo.com. Since 2010 he has been a director, investor and advisor for a range of media companies. He is a senior adviser for UK merchant bank Lepe, has consulted for The Guardian newspaper, co-founded the UK and US based independent producer Nutopia and is an independent director of STV plc amongst other ventures.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, except as follows we believe that our Directors and executive offers filed the required reports on time during 2012.  Mr. McMahon was late in filing a Form 4 following the purchase of shares of our common stock on December 19, 2012.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website yod.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members: Shane McMahon, Weicheng Liu, Michael Birkin, James Cassano and Michael Jackson. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent Directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website yod.com . Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

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

Independent Directors

In considering and making decisions as to the independence of each of the Directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that Michael Birkin, James Cassano and Michael Jackson are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Marketplace Rule 5605.

Audit Committee

Our Audit Committee consists of Michael Birkin, James Cassano and Michael Jackson.  The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial expert as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

The Audit Committee met by telephone or in person 4 times during the year ended December 31, 2012.

Compensation Committee

Our Compensation Committee consists of Michael Birkin, James Cassano and Michael Jackson.  Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our Directors and executive officers, including all forms of compensation to be provided to our Directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting regularly to the full Board of Directors;

•	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the Board with respect to the compensation of our Directors;

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

Our Compensation Committee met by telephone or in person 1 time during the year ended December 31, 2012.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Michael Birkin, James Cassano and Michael Jackson. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our Directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

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

Our Governance and Nominating Committee met by telephone or in person 1 time during the year ended December 31, 2012.

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

Michael Birkin. Mr. Birkin has significant senior executive experience including roles as Chief Executive and President as well as a business owner. In light of our business and structure, Mr. Birkin’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director as a director of our Company.

James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director.  In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Michael Jackson. Mr. Jackson has significant senior executive experience including roles as Chairman, Chief Executive Officer and President as well as vast involvement with media companies both as an executive and an investor. In light of our business and structure, Mr. Jackson’s extensive executive experience and background led us to the conclusion that he should serve as a director as a director of our Company.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Shane McMahon	2012	255,000 (1)	-	-	141,536	396,536 (2)
Chief Executive Officer	2011	251,875	-	-	-	251,875
Weicheng Liu	2012	270,039			141,536	411,575
China Chief Executive Officer	2011	266,411	-	-	-	266,411
Marc Urbach	2012	229,075			94,359	323,434
President and Chief Financial Officer	2011	216,875	35,000	-	-	251,875

(1)
As of October 1, 2012, in an effort to conserve the Company’s working capital, Mr. McMahon elected to cease collecting salary until such time as the Company has sufficient revenues from operations.  During 2012, the Company actually paid to Mr. McMahon $191,250, with the remaining $63,750 due to Mr. McMahon pursuant to his employment agreement deferred until an undetermined future date.

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

On July 30, 2010, we entered into an employment agreement with our  China Chief Executive Officer, Weicheng Liu.  The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier by either party.  Mr. Liu is also eligible to receive a bonus at the sole discretion of the Board of Directors of the Company, and is entitled to participate in all of the benefit plans of the Company.  In the event Mr. Liu is terminated without cause, he would be entitled to six months of severance pay.  The Liu Agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Year End

The following table sets forth the equity awards outstanding at December 31, 2012.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shane McMahon	311,111	222,222		3.00
	10,000	30,000		4.50
Weicheng Liu	266,667	-		3.75
	10,000	30,000		4.50
Marc Urbach	266,667	-		3.00
	6,667	20,000		4.50
	133,333	-		75.00
James Cassano	667	-		33.75
	7,778	5,555		3.00

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2012. Neither Mr. McMahon nor Mr. Liu were compensated for their service as directors in 2012.

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Michael Birkin	$	$26,250		$26,250
James Cassano	$	$26,250		$26,250
Michael Jackson	$	$26,250		$26,250

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of YOU On Demand Holdings, Inc., 27 Union Square West, Suite 502, New York, New York, 10003.

		Shares Beneficially Owned(1)
		Common Stock(2)			Series A Preferred Stock(3)			Series C Preferred Stock(4)			% Total Voting Power(5)

Name and Addressof Beneficial Owner	Office, If Any	Shares		% of Class	Shares		% of Class	Shares		% of Class
Directors and Officers
Shane McMahon	Chairman and CEO	2,680,834	(6)	17.6%	7,000,000	(6)	100%	0		*	49.0%	%
Marc Urbach	President and CFO	277,445	(7)	1.8%	0		*	0		*	*	%
Weicheng Liu	China CEO and Director	2,141,466	(8)	14.2%	0		*	0		*	8.8%
James Cassano	Director	15,667	(9)	* %	0		*	0		*	*	%
Michael Birkin	Director	5,000		* %	0		*	0		*	*	%
Michael Jackson	Director	5,000		* %	0		*	0		*	*	%
All officers and directors as a group (6 persons named above)		5,125,412		32.5%	7,000,000		100%	0		*	57.6%
5% Security Holders
Shane McMahon	Chairman and CEO	2,680,834	(6)	17.6%	7,000,000	(6)	100%	0		*	49.0%	%
Weicheng Liu	China CEO and Director	2,141,466	(8)	14.2%	0		*	0		*	8.8%
Steven Oliveira 18 Fieldstone Ct. New City, NY 10956		250,000	(10)	1.7%	0		*	250,000	(10)	100%	*	%
FMR LLC 82 Devonshire St. Boston, MA 02109		1,334,402	(11)	8.90%	0		*	0		*	5.5%
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

(2)	Based on 14,819,691 shares of Common Stock issued and outstanding as of March 31, 2013.

(3)
Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2013.  Each share of Series A Preferred Stock is convertible, at any time at the option of the holder, into shares of Common Stock on a ten-to-one basis (and thereafter adjusted to reflect the Company’s February 9, 2012 1-for-75 reverse stock split).  Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters and are entitled to ten (10) votes for each one (1) share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (meaning that holders of Series A Preferred Stock are currently entitled to 100 votes per share).

(4)
Based on 250,000 shares of Series C Preferred Stock issued and outstanding as of March 31, 2013.  Each share of Series B Preferred Stock is convertible, at the holder’s option, into one share of Common Stock; provided, however, that the holder of Series B Preferred Stock may not convert the Series B Preferred Stock into Common Stock to the extent that such holder would beneficially own in excess of 9.99% of the number of shares of Common Stock of the Company outstanding immediately after giving effect to such conversion.  The holder of Series B Preferred Stock may waive the restriction on the conversion of the Series B Shares into Common Stock upon 61 days’ notice to the Company.  In addition, the holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of the shareholders of the Company.

(5)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(6)	Includes 366,667 shares underlying options exercisable within 60 days at $3.00 per share, and 14,167 shares underlying options exercisable within 60 days at $4.50 per share

(7)
Includes 1,333 shares underlying options exercisable within 60 days at $75.00 per share, 266,667 shares underlying options exercisable within 60 days at $3.00 per share, and 6,667 shares underlying options exercisable within 60 days at $4.50 per share.

(8)	Includes 266,667 shares underlying options exercisable within 60 days at $3.75 per share and 14,167 shares underlying options exercisable within 60 days at $4.50 per share.

(9)	Includes 667 shares underlying options exercisable within 60 days at $33.75 per share, and 10,000 shares underlying options exercisable within 60 days at $3.00 per share.

(10)
Includes 250,000 shares of Common Stock underlying warrants which are exercisable within 60 days.  Mr. Steven Oliveira is the sole member of Oliveira Capital, LLC and has voting and dispositive over securities owned by Oliveira Capital, LLC. See Note 4 above with respect to Shares of Series C Preferred Stock and the restrictions on conversion thereof.

(11)
Includes 175,000 shares of Common Stock underlying warrants which are exercisable within 60 days.  FMR LLC carries out the voting of the shares under written guidelines established by the Boards of Trustees of the funds over which FMR LLC is deemed to have beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2012 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	4,000,000	$3.54	2,414,599
Total	4,000,000	$3.54	2,414,599

(1)
Effective as of the December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.  As of December 31, 2012, there are 1,585,401options outstanding under the plan for certain employees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 10, 2012, at the Company’s request, our Chairman and Chief Executive Officer, Shane McMahon, made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000.  On May 21, 2012, at the Company’s request, the Company and Mr. McMahon amended the note to include a provision whereby the price per share at which the note, or any securities into which the note is convertible, shall not be less than $4.75.

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

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants, UHY LLP, for professional services rendered for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$252,639	$265,199
Audit-Related Fees	53,553	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$306,192	$265,199

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2012.

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
1.1
Underwriting Agreement, dated December 14, 2012, by and among YOU On Demand Holdings, Inc. and Chardan Capital Markets LLC [incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012].

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2012].
3.2	Amended and Restated Bylaws of the Company. [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
3.3	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
3.4	Certificate of Designation of Series B Preferred Stock [incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010 [incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon. [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.3	Form of Warrant issued on July 30, 2010 to Steven Oliveira. [incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.4
Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.1
Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.2
Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.3
Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press.  [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008]

10.4
Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.5
Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.6
Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.7
Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.8
Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf [incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.9	Employment Agreement, dated July 30, 2010 between the Company and Shane McMahon. [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.10	Employment Agreement, dated July 30, 2010 between the Company and Marc Urbach. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.11	Employment Agreement, dated July 30, 2010 between the Company and Weicheng Liu. [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
10.12
Consulting Agreement, dated January 24, 2007, between the Company and Maxim Financial Corporation. [incorporated by reference to Exhibit 10.9 to the Company’s Amended Current Report on Form 8-K/A filed June 4, 2007]

10.13
Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.14
Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.15	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012].
10.16
Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2012].

10.17
Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2012].

31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 5, 2013

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

Signature	Title	Date

/s/ Shane McMahon	Chairman and Chief Executive Officer	April 5, 2013
Shane McMahon	(Principal Executive Officer)

/s/ Marc Urbach	President, Chief Financial Officer and Director	April 5, 2013
Marc Urbach	(Principal Financial and Accounting Officer)

/s/ Weicheng Liu	China Chief Executive Officer and Director	April 5, 2013
Weicheing Liu

/s/ James Cassano	Director	April 5, 2013
James Cassano

8.	Financial Statements and Supplementary Data

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
YOU On Demand Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of YOU On Demand Holdings, Inc. and its Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and its Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2012 and 2011 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 5, 2013
New York, New York

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,381,043	$7,519,574
Marketable equity securities, available for sale	2,229	2,229
Accounts receivable, net	382	399,791
Inventories, net	384,088	413,562
Licensed content, current	681,457	150,325
Prepaid expenses	423,779	438,712
Loan receivable from related party	-	316,660
Amounts due from shareholders	-	414,743
Amount due from non-controlling interest	-	1,572,699
Other current assets	135,606	340,175
Total current assets	6,008,584	11,568,470

Property and equipment, net	4,098,594	5,099,050
Licensed content, noncurrent	530,367	450,975
Intangible assets, net	5,059,188	7,149,748
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	655,834	582,652
Other assets	-	101,031
Total assets	$22,458,045	$31,057,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,130,507	$3,298,041
Accrued expenses and liabilities	2,456,542	862,473
Deferred revenue	2,091,788	1,856,674
Payable to Jinan Parent	144,592	143,286
Other current liabilities	920,888	543,163
Contingent purchase price consideration liability, current	368,628	1,091,571
Convertible promissory note	3,000,000	-
Warrant liabilities	878,380	-
Total current liabilities	11,991,325	7,795,208

Other long-term payable	-	76,670
Deferred license fees, noncurrent	460,547	-
Contingent purchase price consideration liability	368,628	2,267,518
Deferred tax and uncertain tax position liabilities	305,849	810,616
Total liabilities	13,126,349	10,950,012
Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at December 31, 2012 and 2011, respectively	1,261,995	1,261,995
Series B - 7,866,800 and 10,266,825 shares issued and outstanding, liquidation preference of $3,933,400 and $5,133,400 at December 31, 2012 and 2011, respectively	3,223,575	3,950,358
Series C - 250,000 and 0 shares issued and outstanding, liquidation preference of $1,000,000 and $0 at December 31, 2012 and 2011, respectively	627,868	-

Equity:

Common stock, $.001 par value; 1,500,000,000 shares authorized, 13,742,394 and 10,467,400 issued at December 31, 2012 and 2011, respectively	13,742	10,467
Additional paid-in capital	62,388,502	54,505,825
Accumulated deficit	(58,841,664)	(43,704,225)
Accumulated other comprehensive income	604,632	468,471
Total YOU On Demand equity	4,165,212	11,280,538
Noncontrolling interests	53,046	3,614,501

Total equity	4,218,258	14,895,039

Total liabilities and equity	$22,458,045	$31,057,404

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011

	2012	2011

Revenue	$6,873,230	$7,868,175
Cost of revenue	7,083,517	5,525,625
Gross (loss) profit	(210,287)	2,342,550

Operating expense:
Selling, general and administrative expenses	10,811,548	8,801,085
Professional fees	1,344,653	2,114,942
Depreciation and amortization	4,082,936	4,423,760
Impairment of long-lived assets	840,000	244,861
Total operating expense	17,079,137	15,584,648

Loss from operations	(17,289,424)	(13,242,098)

Interest & other income / (expense)
Interest income	8,636	10,574
Interest expense	(78,953)	(1,764)
Stock purchase right	(43,748)	(194,321)
Cost of reset provision	(658,719)	-
Change in fair value of warrant liabilities and modification to certain warrants	647,302	-
Change in fair value of contingent consideration	1,313,443	3,016
Gain (loss) on investment in unconsolidated entities	67,675	(14,371)
Loss on investment write-off	(95,350)	-
Loss on write-off of uncollectible loans	(513,427)	-
Gain on deconsolidation of Shandong Media	141,814	-
Gain on disposal of AdNet	-	470,041
Other	(139,739)	(42,849)

Net loss before income taxes and noncontrolling interest	(16,640,490)	(13,011,772)

Income tax benefit	353,085	369,707

Net loss	(16,287,405)	(12,642,065)

Plus: Net loss attributable to noncontrolling interests	2,074,098	1,372,164

Net loss attributable to YOU On Demand shareholders	$(14,213,307)	$(11,269,901)
Deemed dividends on preferred stock	(924,132)	-

Net loss attributable to YOU on Demand common shareholders	$(15,137,439)	$(11,269,901)

Net loss per share
Basic	$(1.36)	$(1.15)
Diluted	$(1.36)	$(1.15)

Weighted average shares outstanding
Basic	11,099,746	9,759,430
Diluted	11,099,746	9,759,430

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2012	2011
Net loss	$(16,287,405)	$(12,642,065)
Other comprehensive (loss) income:
Foreign currency translation adjustments	136,161	379,472
Unrealized losses on available for sale securities	-	(7,204)
Less: Comprehensive loss attributable to non-controlling interest	1,969,294	1,221,384
Comprehensive loss attributable to YOU On Demand shareholders	$(14,181,950)	$(11,048,413)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012 and 2011

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income	Equity	Interest	Equity

Balance January 1, 2011	8,810,250	$8,810	$42,907,048	$(32,434,324)	$246,983	$10,728,517	$4,684,126	$15,412,643

Common shares issued for services	2,667	3	9,997	-	-	10,000	-	10,000

Warrants issued for service	-	-	24,816	-	-	24,816	-	24,816

Stock option compensation expense	-	-	599,196	-	-	599,196	-	599,196

Stock purchase right	-	-	194,321	-	-	194,321	-	194,321

Stock warrants issued pursuant to licensed content	-	-	676,462	-	-	676,462	-	676,462

Common shares issued for cash	1,654,213	1,654	10,916,152	-	-	10,917,806	-	10,917,806

Issuance costs related to the issuance of common shares	-	-	(822,167)	-	-	(822,167)	-	(822,167)

Contribution from noncontrolling interest	-	-	-	-	-	-	151,759	151,759

Share adjustment for round lot holders in connection with 75-for-1 reverse split	270	-	-	-	-	-	-	-

Net loss attributable to YOU On Demand shareholders	-	-	-	(11,269,901)	-	(11,269,901)	(1,372,164)	(12,642,065)

Foreign currency translation adjustments	-	-	-	-	228,692	228,692	150,780	379,472

Unrealized losses on marketable securities	-	-	-	-	(7,204)	(7,204)	-	(7,204)

Balance December 31, 2011	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039

Warrants issued for services	-	-	38,604	-	-	38,604	-	38,604

Common shares issued for services	181,617	182	571,682	-	-	571,864	-	571,864

Stock option compensation expense	-	-	766,149	-	-	766,149	-	766,149

Stock purchase right	-	-	43,748	-	-	43,748	-	43,748

Conversion of Series B preferred shares into common	320,000	320	726,463	-	-	726,783	-	726,783

Common shares and options issued for Sinotop acquisition earnout	245,274	245	1,308,145	-	-	1,308,390	-	1,308,390

Common shares and warrants issued for cash in connection with August 2012 private placement	646,250	646	2,287,895	-	-	2,288,541	-	2,288,541

Issuance costs in connection with August 2012 private placement	80,813	81	(633,746)	-	-	(633,665)	-	(633,665)

Common shares issued for cash in connection with December 2012 retail financing	1,800,000	1,800	2,698,200	-	-	2,700,000	-	2,700,000

Issuance costs in connection with December 2012 retail financing	-	-	(506,262)	-	-	(506,262)	-	(506,262)

Beneficial conversion feature due to modification of Series C preferred stock	-	-	581,800	-	-	581,800	-	581,800

Deconsolidation of Shandong Media	-	-	-	-	-	-	(497,383)	(497,383)

Reduction of registered capital for Zhong Hai Video	-	-	-	-	-	-	(1,094,778)	(1,094,778)

Issuance of shares in connection with exercise of options	324	-	-	-	-	-	-	-

Share adjustment for round lot holders in connection with 75-for-1 reverse split	716	1	(1)	-	-	-	-	-

Net loss	-	-	-	$(15,137,439)	-	(15,137,439)	(2,074,098)	(17,211,537)

Foreign currency translation adjustments	-	-	-	-	136,161	136,161	104,804	240,965

Balance, December 31, 2012	13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(16,287,405)	$(12,642,065)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	1,376,617	634,012
Depreciation and amortization	4,082,936	4,423,760
Amortization of licensed content	150,324	75,162
Deferred income tax	(353,085)	(369,707)
(Gain) loss on investment in unconsolidated entities	(67,675)	14,371
Loss on investment write-off	47,675	-
Provision for bad debt expense	163,076	52,429
Change in fair value of warrant liabilities	(647,302)	-
Change in fair value of contingent purchase price consideration liability	(1,313,443)	(3,016)
Value of right to purchase shares	43,748	194,321
Cost of reset provision	658,719	-
Gain on deconsolidation of Shandong Media, net of cash	(334,589)	-
Impairment charge for Jinan Broadband equipment	840,000	-
Impairment charge for Sinotop equipment	-	32,681
Impairment charge to AdNet assets, net of cash	-	209,497
Gain on deconsolidation of AdNet	-	(470,041)
Loss on uncollectible shareholder loan and related party loan	473,698	-
Loss on uncollectible loan to Shanghai Tianduo	39,729	-
Other	7,996	-
Change in assets and liabilities,
Accounts receivable	(182,094)	(207,358)
Inventory	34,093	33,990
Licensed content	(797,987)	-
Prepaid expenses and other assets	(164,046)	628,805
Accounts payable	(29,787)	1,556,689
Accrued expenses and liabilities	693,360	41,206
Deferred revenue	317,414	212,220
Deferred license fee	462,966	76,670
Other current liabilities	26,550	(221,462)
Other	157,687	(7,203)
Net cash used in operating activities	(10,600,825)	(5,735,039)

Cash flows from investing activities:
Acquisition of property and equipment	(953,636)	(2,547,120)
Investments in intangibles	(272,643)	(442,702)
Leasehold improvements	(10,754)	-
Advances to Shandong Media shareholders	(32,771)	(219,755)
Repayments from Shandong Media shareholders	29,663	-
Investment in unconsolidated entity	-	(46,411)
Loan to Shanghai Tianduo	-	(38,677)
Net cash used in investing activities	(1,240,141)	(3,294,665)

Cash flows from financing activities
Proceeds from sale of equity securities	6,285,000	10,917,806
Proceeds from issuance of convertible note	3,000,000	-
Costs associated with August 2012 financing and share issuances	(118,906)	(822,167)
Costs associated with December 2012 financing and share issuances	(506,262)	-
Capital contribution from Jinan Parent	-	151,759
Net cash provided by financing activities	8,659,832	10,247,398

Effect of exchange rate changes on cash	42,603	(282,516)

Net (decrease) increase in cash and cash equivalents	(3,138,531)	935,178
Cash and cash equivalents at beginning of period	7,519,574	6,584,396

Cash and cash equivalents at end of period	$4,381,043	$7,519,574

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$78,953	$1,764
Software contributed in lieu of issued capital included in intangibles	$398,183	$-
Value of shares and warrants issued in connection with August 2012 private financing	$2,639,640	$-
Value of shares and options issued for Sinotop contingent consideration earnout	$1,308,391	$-
Value of common stock issued from conversion of Preferred Series B shares	$726,783	$-
Value of warrants issued for licensed content	$-	$676,462
Property and equipment included in accrued expenses	$-	$192,791
Intangible assets inlcuded in accounts payable	$-	$210,000

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) (formerly China Broadband, Inc.), operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”) , (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”). Effective July 1, 2012, the Company deconsolidated Shandong Media as discussed below in Note 11.

The Company’s Board of Directors authorized a 75:1 reverse stock split on February 9, 2012, which took effect on February 9, 2012. All share and related option information presented in these consolidated financial statements and related notes has been retroactively adjusted to reflect the reduced number of shares resulting from this reverse stock split.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
The audited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are majority owned subsidiaries of the Company. As of July 1, 2012, the Company deconsolidated Shandong Media as discussed below in Note 11. During the third quarter 2011, AdNet was also deconsolidated as a result of the Company’s termination of control as discussed below in Note 10. All material intercompany transactions and balances are eliminated in consolidation.

Investment in Unconsolidated Entities
The Company has two investments in the PRC entities.  The consolidated financial statements include our original investment in this entity plus our share of undistributed earnings or losses, in the account “Investment in unconsolidated entities.”

Basis of Presentation
The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to the U.S. generally accepted accounting principles (U.S. GAAP).

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

The most significant estimates relate to goodwill and intangible asset valuations and useful lives, contingent purchase consideration, warrant liabilities, inventory obsolescence, depreciation and allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Accounts Receivable
Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts.

Inventories
Inventories, consisting of cables, fiber, connecting material, power supplies and spare parts are stated at the lower of cost or market value, including provisions for obsolescence commensurate with known or estimated exposures. Inventories net of a valuation reserve are approximately $384,000 at December 31, 2012, and $414,000 at December 31, 2011.  Cost is determined using the weighted average method.

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

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 920, Entertainment – Broadcasters. In the event, the license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title, we expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees are classified as a liability on the consolidated balance sheets as deferred license fees. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 21 to the consolidated financial statements.

Intangible Assets
Intangible assets are stated at acquisition fair value or cost less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its intangible assets with definite lives over periods generally ranging between 2.5 to 20 years. The service agreement, publication rights, operating permits and charter/cooperation agreements are amortized over 20 years. Customer relationships, non-compete agreement, and software technology are amortized over 10 years, 2.5 years and 3 years, respectively. Software and licenses are amortized over 3 years and 5 years.

Website development costs
Website development costs are stated at acquisition fair value or cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs over three years and reviews these costs for impairment.

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

Warrant Liabilities
We account for derivative instruments and embedded derivative instruments in accordance with the accounting standard for Accounting for Derivative Instruments and Hedging Activities, as amended. The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Monte Carlo simulation method.  We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required. The asset/liability derivatives are valued on a quarterly basis using the Black-Scholes Pricing model. Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a proxy-free interest rate. Gains (losses) on warrants are included in “Changes in fair value of warrant liabilities in our consolidated statement of operations”.

Advertising & Marketing Expense
The Company expenses advertising and marketing costs as incurred, which are included in selling expense. Advertising and marketing costs were approximately $1,024,000 and $752,000 for the years ended December 31, 2012 and 2011, respectively.

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

Foreign Currency Translation
The Company’s subsidiaries and VIEs located in China use its local currency (RMB) as its functional currency. Translation adjustments are reported as gains or losses in other comprehensive income or loss on the statement of comprehensive loss and accumulated as other comprehensive loss in the equity section of the balance sheet. The exchange rates used to translate amounts in functional currencies into USD for the purpose of preparing the consolidated financial statements were as follows:

	2012	2011
Period end RMB:USD exchange rate	6.3011	6.3588
Average RMB:USD exchange rate	6.3116	6.4688

The RMB is not freely convertible into other foreign currencies, and all foreign exchange transactions must take place through authorized institutions. There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Economic and Political Risks
The Company’s current operations are conducted in the PRC. Accordingly, the Company’s consolidated financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s consolidated results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

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

Fair value of Financial Instruments
The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2012 and 2011 due to the short maturities of such instruments.

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

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern and Management’s Plans

For the year ended December 31, 2012, we had a net loss of approximately $14,213,000 and we used cash for operations of approximately $10,601,000. We had a working capital deficit of approximately $5,983,000 and accumulated deficit of approximately $59 million, at December 31, 2012. The Company will continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. We have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment.   However, financing may not be available to the Company on terms acceptable to us or at all or that such resources will be received in a timely manner.   Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

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

4.	VIE Structure and Arrangements

Management Services Agreement

Pursuant to a Management Services Agreement, dated as of March 9, 2010, between Sinotop Beijing and Sinotop Hong Kong (the “Management Services Agreement”), Sinotop Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by Sinotop Hong Kong.  As compensation for providing the services, Sinotop Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual Net Profits of Sinotop Beijing during the term of the Management Services Agreement (Sinotop Hong Kong may request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Hong Kong’s future payment obligations).

The Management Services Agreement also provides Sinotop Hong Kong or its designee with a right of first refusal to acquire all or any portion of the equity of Sinotop Beijing upon any proposal by the sole shareholder of Sinotop Beijing to transfer such equity.   In addition, at the sole discretion of Sinotop Hong Kong, Sinotop Beijing may be obligated to transfer to Sinotop Hong Kong or its designee any part or all of the business, personnel, assets and operations of Sinotop Beijing which may be lawfully conducted, employed, owned or operated by Sinotop Hong Kong, including:

(a) business opportunities presented to, or available to Sinotop Beijing may be pursued and contracted for in the name of Sinotop Hong Kong rather than Sinotop Beijing, and at its discretion Sinotop Hong Kong may employ the resources of Sinotop Beijing to secure such opportunities;

(b) any tangible or intangible property of Sinotop Beijing, any contractual rights, any personnel, and any other items or things of value held by Sinotop Beijing may be transferred to Sinotop Hong Kong at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the Business may be obtained by Sinotop Hong Kong by acquisition, lease, license or otherwise, and made available to Sinotop Beijing on terms to be determined by agreement between Sinotop Hong Kong and Sinotop Beijing;

(d) contracts entered into in the name of Sinotop Beijing may be transferred to Sinotop Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to Sinotop Hong Kong, on terms to be determined by agreement between Sinotop Hong Kong and Sinotop Beijing; and

(e) any changes to, or any expansion or contraction of, the Business may be carried out in the exercise of the sole discretion of Sinotop Hong Kong, and in the name of and at the expense of, Sinotop Hong Kong;

provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of Sinotop Hong Kong) or adversely affecting any license, permit or regulatory status of Sinotop Beijing.

The term of the Management Services Agreement is 20 years, and may not be terminated by Sinotop Beijing except with the consent of, or a material breach by, Sinotop Hong Kong.

Equity Pledge Agreement

Pursuant to an Equity Pledge Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “Shareholder”), dated March 9, 2010, the Shareholder pledged all of its equity interests in Sinotop Beijing (the “Collateral”) to Sinotop Hong Kong as security for the performance of the obligations of Sinotop Beijing to make all of the required management fee payments pursuant to the Management Services Agreement.  The term of the Equity Pledge Agreement expires two years from Sinotop Beijing’s satisfaction of all obligations under the Management Services Agreement.

Option Agreement

Pursuant to an Option Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “Shareholder”), dated March 9, 2010, and entered into in connection with the Management Services Agreement, the Shareholder granted an exclusive option to Sinotop Hong Kong or its designee to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Shareholder’s equity in Sinotop Beijing.  The aggregate purchase price of the option is equal to the paid-in registered capital of the Shareholder.  The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Shareholder is transferred to Sinotop Hong Kong or its designee, or until the maximum period allowed by law has run, and may not be terminated by any party to the agreement without the consent of the other parties.

Voting Rights Proxy Agreement

Pursuant to a Voting Rights Proxy Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “Shareholder”), dated March 9, 2010, the Shareholder granted to Sinotop Hong Kong an irrevocable proxy, for the maximum period of time permitted by law, all of its voting rights as a shareholder of Sinotop Beijing.  The Shareholder may not transfer any of its equity interest in Sinotop Beijing to any party other than Sinotop Hong Kong.  The Voting Rights Proxy Agreement may not be terminated except upon the written consent of all parties, or unilaterally by Sinotop Hong Kong upon 30 days’ notice.

Jinan Broadband

The corporate structure for our broadband business consists of:

●	a Cooperation Agreement, dated as of December 26, 2006, between CB Cayman and Jinan Parent (the “December 2006 Cooperation Agreement”);
●	a Cooperation Agreement dated as of January 2007, between Jinan Broadband and Networks Center (the “January 2007 Cooperation Agreement”); and
●	two Exclusive Service Agreements, dated December 2006 and March 2007, between Jinan Broadband, Jinan Parent and Networks Center (collectively, the “Exclusive Service Agreements”).

Pursuant to the December 2006 Cooperation Agreement, CB Cayman and Jinan Parent set up a joint venture, Jinan Broadband.  CB Cayman contributed in cash and owns a 51% controlling interest, and   Jinan Parent contributed the assets in exchange of 49% ownership in Jinan broadband.   Jinan Broadband is a corporate joint venture with a term of 20 years.  Jinan Broadband is considered as a VIE based on ASC 810-10-25-38 due to the fact that CB Cayman has a controlling financial interest in Jinan Broadband and therefore deemed to be the primary beneficiary based on the terms stipulated in the December 2006 Cooperation Agreement below:

●	CB Cayman appointed 3 directors and Jinan Parent appointed 2 directors;
●	The general manager and financial manager are appointed by CB Cayman; and
●	CB Cayman is entitled to receive 51% of net profit/loss of Jinan Broadband.

Pursuant to the January 2007 Cooperation Agreement, Networks Center, the PRC governmental agency which controls Jinan Parent, affirmed the arrangement set forth in the December 2006 Cooperation Agreement which provided that all of the pre-tax revenues of Jinan Broadband would be assigned to our WFOE for 20 years.

Under the terms of the Exclusive Service Agreements, Jinan Broadband is obligated to provide certain technical services needed by Jinan Parent and is entitled to receive 100% of the pre-tax revenue of access services from Jinan Parent as a service charge in exchange.

Shandong Media

Effective July 1, 2012, we deconsolidated Shandong Media due to a decrease in ownership from 50% to 30% (see Note 11 below for additional details related to the deconsolidation).

On March 7, 2008, we entered into the Shandong Cooperation Agreement with the Shandong Newspaper Entities.  The Shandong Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Media, that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Entities pursuant to exclusive licenses.  In addition, Shandong Media entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Entities and another third party, Music Review Press, which requires that the Shandong Newspaper Entities and Music Review Press shall appoint Shandong Media as their exclusive advertising agent and provider of technical and management support for a fee.

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

On January 19, 2012, through Jinan Zhong Kuan, we entered into a Memorandum of Understanding with the Shandong Newspaper Entities pursuant to which we expressed the intention to amend the terms of the Shandong Cooperation Agreement to transfer an aggregate of 20% of our ownership interest in Shandong Media to the Shandong Newspaper Entities. Shandong Media received notice of approval by the PRC State Administration for Industry & Commerce to effect the changes made in the Articles of Association and complete the transaction. The equity transfer ownership was effective as of July 1, 2012, and we have deconsolidated Shandong Media and recorded our 30% ownership under the equity method of accounting.

We are entitled to 100% of the pre-tax income of Jinan Zhong Kuan, in two ways which are discussed below.  First, there are two individual owners of Jinan Zhong Kuan which hold all of the equity in that company in trust for the benefit of CB Cayman, pursuant to trustee arrangements entered into with them in 2008.  The trustee arrangements relieve the individual shareholders from any responsibilities for the day-to-day operations of the company and any liability arising from their role as equity holders.  All actions taken by them as shareholders will be in accordance with instructions provided by CB Cayman.  The trustee arrangements provide that, in consideration for an up-front fee paid by CB Cayman, and monthly cash payments thereafter, the equity holders of Jinan Zhong Kuan will hold the equity of Jinan Zhong Kuan in trust for, and only for the benefit of, CB Cayman.  We believe CB Cayman’s right to receive 100% of the dividends paid on the equity held in trust for it by the two individuals is appropriate under PRC transfer pricing rules, which are found in Arts. 41-48 of the PRC Enterprise Income Tax Law and Arts. 109-123 of the Implementing Regulations thereunder, and complies with the “arm’s length principle” mandated by Art. 41 of the Enterprise Income Tax Law, because those individuals have no responsibilities and take no risk in connection with their role as trustee shareholders other than to vote when requested and as directed by CB Cayman.

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

The Company, through CB Cayman, is the sole owner of the WFOE, and exercises the overall voting power over the WFOE.  In addition, through the various contractual agreements between CB Cayman, the trustees, the WFOE and Jinan Zhong Kuan, as discussed above, Jinan Zhong Kuan is considered a VIE.  As the Company bears all risks and is entitled to all benefits relating to the investment in Jinan Zhong Kuan, the Company is a primary beneficiary of Jinan Zhong Kuan and is required to consolidate Jinan Zhong Kuan under the variable interest model.  With respect to Shandong Media, it cannot finance its own activities without the cash contribution from Jinan Zhong Kuan.  In addition, apart from its equity interest in Shandong Media, Jinan Zhong Kuan has the obligation to bear expected losses and receive expected returns through the exclusive services agreement, which entitles Jinan Zhong Kuan to all net profits of Shandong Media.

5.	Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2. We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees are classified as a liability on the consolidated balance sheets as deferred license fees.  Commitments for license agreements that do not meet the criteria for recognition in licensed content are discussed in Note 21 to the consolidated financial statements.

6.	Warner Bros. License Agreement

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

In connection with the WB Agreement, the Company issued 200,000 warrants to Warner Bros. Entertainment Inc. exercisable at a price per share of $6.60 for a term of five years beginning on May 12, 2011. These warrants are subject to a right of redemption exercisable by the Company in the event the closing price of the Company's common stock shall equal or exceed $13.20 per share for twenty consecutive trading days. In accordance with ASC 505-50, Equity-based Payments to Non-employees, the fair value of equity instruments issued in the acquisition of goods or services should be recognized in the same manner as if an enterprise had paid cash. As such, the Company estimated the fair value of the warrants granted using the Black-Scholes Merton model at $676,462 and capitalized the amount as licensed content. The Black-Scholes Merton model incorporated the following assumptions: risk-free interest rate of 1.89%, expected volatility of 60.0%, expected life of 5.0 years and expected dividend yield of 0%. The Company began amortizing this asset during the third quarter of 2011 and recognized approximately $150,000 and $75,000 (which is included in cost of revenue) during the years ended December 31, 2012 and 2011, respectively.

7.	Property and Equipment

During 2012, we reviewed the equipment assets at our Jinan Broadband subsidiary and determined that an additional impairment should be recorded based on the estimated realizable values. We initially reserved a portion of these assets in 2010.  During 2012, we recorded an additional estimated impairment of $840,000 related to the facilities and machinery assets. The assets being impaired are considered to have no salvageable value.

	December 31,	December 31,
	2012	2011

Furniture and office equipment	$3,202,000	$2,088,000
Facilities and machinery	15,779,000	16,724,000
Leasehold improvements	178,000	310,000
Vehicles	54,000	30,000
Total property and equipment	19,213,000	19,152,000
Less: accumulated depreciation	(15,114,000)	(14,053,000)
Net carrying value	$4,099,000	$5,099,000

We recorded depreciation expense of approximately $2,052,000 and $2,505,000 for the years ended December 31, 2012 and 2011, respectively.

8.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of Jinan Broadband and Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives. As discussed in Note 10, the Company determined during 2011 that AdNet’s remaining assets would no longer be used. As such, the Company recognized an impairment loss related to AdNet’s software technology in the amount of $189,241 during the quarter ended June 30, 2011. For Jinan Broadband, we reclassified $159,132 from fixed assets to software and licenses during the quarter ended June 30, 2012.

A roll forward of our intangible assets activity from December 31, 2011 to December 31, 2012 is as follows:

	Balance at			Deconsolidation	Foreign		Balance at
	December 31,		Amortization	of Shandong	Currency		December 31,
	2011	Additions	Expense	Media	Transl Adj		2012
Amortized intangible assets:
Service agreement	$1,310,892	$-	$(85,960)	$-	$291,231	(1)	$1,516,163
Publication rights	400,953	-	(12,150)	(388,803)	-		-
Customer relationships	76,579	-	(5,890)	(70,689)	-		-
Operating permits	600,147	-	(18,186)	(581,961)	-		-
Charter / Cooperation agreements	2,560,616	-	(137,792)	-	-		2,422,824
Noncompete agreement	1,576,256	-	(1,455,004)	-	-		121,252
Software and licenses	240,015	586,733	(191,212)	(4,066)	(789)		630,681
Website development	250,000	100,000	(116,989)	-	967		233,978
Total amortized intangible assets	$7,015,458	$686,733	$(2,023,183)	$(1,045,519)	$291,499		$4,924,898

Unamortized intangible assets:
Website name	134,290	-	-	-	-		134,290
Goodwill	6,105,478	-	-	-	-		6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-		$6,239,768

(1)	Cumulative foreign currency translation adjustment related to our Jinan Service Agreement

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $2,030,000 and $1,919,000 during 2012 and 2011, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Sinotop
Years ending December 31,	Broadband	Hong Kong	Sinotop	Total
2013	$155,284	$259,041	$277,062	$691,387
2014	148,779	137,791	241,604	528,174
2015	133,745	137,791	97,700	369,236
2016	113,952	137,791	95,298	347,041
2017	106,398	137,791	26,830	271,019
Thereafter	984,170	1,733,871	-	2,718,041
Total amortization to be recognized	$1,642,328	$2,544,076	$738,494	$4,924,898

9.	Equity Method Investments

The Company’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 30% interest in Shandong Media, a print based media business; and (2) 39% interest in Hua Cheng, a company established to provide integrated value-added service solutions for the delivery of VOD and enhanced premium content for cable providers.

	2012	2011
Condensed income statement information:

Net sales	$1,862,223	$-

Gross margin	$419,696	$-

Net loss	$(258,450)	$(36,849)

Company's equity in net income (loss)	$67,675	$(14,371)

Condensed balance sheet information:

Current assets	$3,018,413	$1,364,720
Noncurrent assets	$577,291	$177,960
Total assets	$3,595,704	$1,542,680

Current liabilities	$1,578,030	$10
Noncurrent liabilities	$182,151	$-
Equity	$1,835,523	$1,542,670
Total liabilities and equity	$3,595,704	$1,542,680

10.	Deconsolidation of AdNet

We acquired AdNet during the first half of 2009. Due to the shift of our business model to the VOD business, as of December 31, 2009 we permanently suspended day-to-day operations of AdNet. Subsequently, we continued to maintain the technology and assets of AdNet, which we planned to use in our VOD business.

Due to recent continuing advancements in other advertising technologies, the Company determined that AdNet’s remaining assets would no longer be used to support the VOD business. As such, on August 3, 2011, the Company provided a thirty-day notice of its termination of the VIE arrangement with AdNet, which served to relinquish the Company’s control and any right to economic benefit, as well as release the Company of any future liability, upon effectiveness of such termination on September 2, 2011.

Accordingly, as of June 30, 2011, the Company recognized a loss on the impairment of AdNet’s remaining assets in the amount of $212,180. Upon the effectiveness of termination during the third quarter of 2011, the Company deconsolidated AdNet’s liabilities and recognized a gain of $470,041 in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary.

11.	Deconsolidation of Shandong Media Joint Venture

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

12.	Fair Value Measurements

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

Annually we review the valuation techniques used and determine if the fair value measurements are still appropriate and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.  There were no changes in the valuations techniques during the current year.

The fair value of the warrant liabilities at December 31, 2012 was valued using the Monte Carlo Simulation method which incorporated the following assumptions: risk-free rate of interest .777%, expected volatility of 75%, expected life of 4.67 years and expected dividend yield of 0%.

The fair value of the option portion of our contingent purchase consideration liabilities at December 31, 2012 was valued using the Black-Scholes Merton model and at December 31, 2011 it was valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model. Estimated probabilities related to achieving the earn-out milestones were incorporated into our December 31, 2011 valuation. In addition, our valuation incorporates the following assumptions:

	December 31,	December 31,
	2012	2011
	(Black-Scholes)	(Monte Carlo)
Risk-free interest rate	0.45%	0.41%
Expected volatility	75%	75%
Expected life	3.5 years	4 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively:

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Investment in unconsolidated entities (Shandong Media)	-	-	-	-

Liabilities
Warrant liabilities	$-	$-	$878,380	$878,380
Contingent purchase price consideration, current (see Note 13)	-	-	368,628	368,628
Contingent purchase price consideration, noncurrent (see Note 13)	-	-	368,628	368,628

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229

Liabilities
Contingent purchase price consideration, current (see Note 13)	$-	$-	$1,091,571	$1,091,571
Contingent purchase price consideration, noncurrent (see Note 13)	-	-	2,267,518	2,267,518

	Level 3 Assets and Liabilities
	For the Years Ended December 31, 2011 and 2012

	1/1/2011	Unrealized (gain) / loss	12/31/2011	Purchases, sales and issuances and settlements	Unrealized (gain) / loss	12/31/2012

Liabilities:
Warrant Liability	$-	-	$-	1,525,682	(647,302)	$878,380
Contingent purchase price consideration	$3,362,105	(3,016)	$3,359,089	(1,308,390)	(1,313,443)	$737,256

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at	Valuation	Unobservable
	12/31/2012	Techniques	Inputs	Input

Warrant Liability	$878,380	Monte Carlo Simulation Method	Risk Free rate of interest	0.777%

			Expected volatility	75%

			Expected life (years)	4.67

			Expected dividend yield	0%

Contingent consideration	$737,256	Black-Scholes Merton Model	Risk Free rate of interest	0.540%

			Expected volatility	75%

			Expected life (years)	3.5

			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration  includes the risk free interest rate, expected volatility, expected life and expected dividend yield.  Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement

With the adoption of ASU 2011-04, there were no changes in valuation technique and related inputs resulting from the adoption of the new requirements.

In accordance with our deconsolidation of Shandong Media, we recorded the fair value of our 30% equity investment. Utilizing forecasts based on recent historical performance we computed a discounted cash flow valuation of $0.00.

13.	Sinotop Contingent Consideration

In connection with the acquisition of Sinotop Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, equivalent to 5.0% of the total number of shares of the Company’s common stock underlying all outstanding warrants as of immediately following the closing of the July 2010 financing and (iii) a four-year option to purchase 80,000 shares of the Company’s common stock which was equal to 5% of the total number of shares of the Company’s common stock underlying all outstanding options of the Company granted to individuals employed by the Company as of September 1, 2010 (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: Sinotop Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s VOD services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s VOD services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s VOD services.

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a gain of $1,313,443 and $3,016, for the years ended December 31, 2012 and 2011, respectively.

At the end of the first earn-out year (July 1, 2012), the first milestone was achieved with over 3 million homes having access to our VOD services. As such, we issued 245,274 shares of our common stock and 26,667 options to Mr. Liu.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at December 31, 2012 and 2011, respectively.

	January 1,			December 31,
	2012	Earned	Change in	2012
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$3,147,109	$(1,226,369)	$(1,209,446)	$711,294
Stock options	211,980	(82,021)	(103,997)	25,962
Total earned and contingent consideration	$3,359,089	$(1,308,390)	$(1,313,443)	$737,256

	January 1,			December 31,
	2011	Earned	Change in	2011
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$3,175,902	$-	$(28,793)	$3,147,109
Stock options	186,203	-	25,777	211,980
Total earned and contingent consideration	$3,362,105	$-	$(3,016)	$3,359,089

The following table represents the estimated fair value of the current and the noncurrent portion of the consideration liability for the acquisition of Sinotop Hong Kong at December 31, 2012.

	As of December 31, 2012
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2013	245,274	$355,647	$-	$355,647
Shares July 2014	245,274	-	355,647	355,647
Total Common Shares	490,548	$355,647	$355,647	$711,294

Options July 2013	26,667	$12,981	$-	$12,981
Options July 2014	26,666	-	12,981	12,981
Total Options	53,333	$12,981	$12,981	$25,962

Total Shares and Options	543,881	$368,628	$368,628	$737,256

	As of December 31, 2011
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2012	245,274	$1,027,391	$-	$1,027,391
Shares July 2013	245,274	-	1,066,573	1,066,573
Shares July 2014	245,274	-	1,053,145	1,053,145
Total Common Shares	735,822	$1,027,391	$2,119,718	$3,147,109

Options July 2012	26,667	$64,180	$-	$64,180
Options July 2013	26,667	-	71,620	71,620
Options July 2014	26,666	-	76,180	76,180
Total Options	80,000	$64,180	$147,800	$211,980

Total Shares and Options	815,822	$1,091,571	$2,267,518	$3,359,089

14.	Related Party Transactions

Jinan Broadband

Payable to Jinan Parent

As of December 31, 2012, our payable to Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) increased approximately $1,000, due to currency fluctuations. At December 31, 2012 and December 31, 2011, approximately $144,000 and $143,000, respectively, remained due to Jinan Parent. This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the years ended December 31, 2012 and 2011, Jinan Broadband generated $147,000 and $158,000, respectively, of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”). Networks Center is the owner of Jinan Parent who has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the years ended December 31, 2012 and 2011, Jinan Broadband incurred service fees to Networks Center of approximately $35,000 and $47,000, respectively. To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband. Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the years ended December 31, 2012 and 2011, Jinan Broadband paid sales agency fees of approximately $69,000 and $31,000, respectively, to Networks Center for revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of December 31, 2012 and 2011, respectively, Jinan Broadband had accounts payable to Networks Center of approximately $270,000 and $268,000, respectively, relating to maintenance, network leasing and facility rental fees. Jinan Broadband’s operation is located in a building that is owned by Networks Center. As such, Jinan Broadband shares the cable network usage with Networks Center. Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers. As such, Network Center charges Jinan Broadband fees for these services and usage of their facility.

Accrued Expense

Jinan Broadband had accrued network maintenance fees and network leasing fees to Networks Center of approximately $1,087,000 and $47,000 as of December 31, 2012 and 2011, respectively.

Sinotop

Amount due from Non-controlling Interest
Subsequent to our acquisition of Sinotop Hong Kong in July 2010, Sinotop and Hua Cheng entered into a variable interest entity agreement to form and operate Zhong Hai Video with equity ownership interests of 80% and 20%, respectively, of total registered capital of RMB 50 million. Sinotop contributed RMB 10 million and had a commitment to fund the remaining RMB 30 million. At December 31, 2011, Hua Cheng had not made its capital contribution of RMB 10 million. Accordingly, we recorded an amount due from non-controlling interest in the amount of $1,572,699.

During the third quarter of 2012, Zhong Hai Video reduced the total registered capital from RMB 50 million (USD 7,903,000) to RMB 12.5 million (USD 1,871,000).  Following the registered capital  reduction, Hua Cheng contributed a software management system valued at RMB 2,519,700 (USD 398,000) and Sinotop no longer had a commitment to fund the remaining RMB 30 million as noted above.   As of December 31, 2012 there is no amount due from our non-controlling interest.

Cost of Revenue

During the year ended December 31, 2012 Zhong Hai Video paid licensed content fees to Hua Cheng  Film and Television Digital Program Co., Ltd., a related party, of RMB 1,000,000 (USD 159,000).

15.	Retail Financing, December 2012

On December 14, 2012, we entered into an underwriting agreement with Chardan Capital Markets LLC, as representative of several underwriters, and National Securities Corporation, as qualified independent underwriter (collectively, the “Underwriters”) in connection with the offer and sale by the Company of 1,800,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $1.50 per share.  The Company received net proceeds from this offering of $2,193,738, after deducting underwriting discounts and commissions.  The shares were offered and sold under a prospectus supplement and related prospectus filed with the U.S. Securities and Exchange Commission pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-183689).  The offering closed on December 19, 2012.

16.	Private Financing, August 2012

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

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 of beneficial conversion feature as an increase in additional paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date.  The Series C Preferred Stock have been classified as temporary equity as of December 31, 2012, based on their conversion characteristics.   The Series C Preferred Stock is not deemed to be an embedded derivative instrument to be bifurcated since it’s indexed to its own stock.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability.  As of December 31, 2012, the warrant liability was re-valued using a Monte Carlo valuation as disclosed in Note 12, Fair Value Measurement, and was adjusted to its new fair value of approximately $878,000 as determined by the Company, resulting in a gain of approximately $647,000.

As a result of the Negative Clawback provisions included in the warrant agreement we have reset the exercise price from $4.25 per share to $1.50 per share.  The fair value calculation on our warrant liability includes this reset.

The Purchase Agreement contains customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummates an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “Additional Securities”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company shall be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares as is equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing.  As a result of our December 2012 retail financing the Company adjusted the number of shares in accordance with the negative clawback provisions and has recorded a charge to operations of $659,000 for the issuance of additional shares.  As of December 31, 2012, the Company has accrued such charge which is included in other current liabilities since it’s subject to shareholders’ approval which is expected in 2013.

The holder of shares of Series C Preferred Stock will not have the right to vote and will not have full voting rights and powers equal to the voting rights and powers of holders of the Company’s Common Stock. In addition, the holders of Series C Preferred Stock will not be entitled to convert any shares of Series C Preferred Stock into shares of the Common Stock if, after giving effect to the conversion, such holder would hold in excess of 9.99% of the Company’s outstanding Common Stock. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder, into such number of shares of common stock equal to the product of (i) the number of shares of Series C Preferred Stock to be converted, multiplied by (ii) $4.00 divided by (iii) the conversion price, which is equal to the lesser of (x) $4.00 and (y) the price per share paid by investors in a Subsequent Public Financing; provided , however , that the conversion price shall not, in any event, be less than $2.50. Notwithstanding the foregoing, the conversion price shall equal $4.00, and there shall be no adjustment to the conversion price resulting from the price per share paid by investors in a Subsequent Public Financing, until the provisions of the Certificate regarding the adjustment to the conversion price are approved by shareholders holding a majority of the outstanding voting securities of the Company.  As a result of our December 2012 retail financing, we have adjusted the conversion price of the Preferred C Shares to the floor of $2.50 and as such have reflected the additional value amounting to $924,000 as a deemed dividend in the consolidated statement of operations.

Lastly, the Company paid issuance costs of approximately $119,000 and issued shares and warrants valued at approximately $515,000 to the placement agent related to the August 2012 financings.

17.	Private Financings, June 2011

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

In connection with the June 7, 2011 private placement, Fidelity had the right to purchase up to 75,000 shares of our common stock, or up to ten percent of the number of shares sold to the accredited investors, at a per share price of $6.60. On June 7, 2011, we agreed to modify the right with Fidelity to extend the right to purchase these shares until December 3, 2011 at a price of $6.60 per share. We valued this right at approximately $155,000 based on the Black-Scholes Merton model and recorded it as a right to purchase shares expense in connection with the placement. On December 4, 2011, we granted Fidelity an extension of this right to purchase for an additional six months and valued this right at approximately $39,000 and in June 2012, we granted another six month extension and valued this right at approximately $44,000. Both valuations were based on the Black-Scholes Merton model and were recorded as a right to purchase shares expense in connection with the placement.  As of December 31, 2012, this right of first refusal has expired.

18.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.

For the years ended December 31, 2012 and 2011, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	2012	2011
Warrants	1,348,975	358,579
Stock purchase right	-	75,000
Options	1,585,401	1,383,567
Series A Preferred Stock	933,333	933,333
Series B Preferred Stock	1,048,907	1,368,907
Series C Preferred Stock	250,000	-
Total	5,166,616	4,119,386

At December 31, 2012 and 2011, the Company has reserved 8,330,529 and 7,551,641 shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	2012	2011
Exercise of stock warrants	1,348,975	358,579
Exercise of stock purchase right	-	75,000
Exercise and future grants of stock options	4,051,986	4,080,000
Exercise of preferred stock	2,382,240	2,302,240
Issuance of restricted stock grants	56,780	-
Contingent issuable shares in connection with Sinotop acquisition	490,548	735,822
Total	8,330,529	7,551,641

19.	Share-Based Payments

Stock Options

As of December 31, 2012, the Company has 1,585,401 options and 1,348,975 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the years ended December 31, 2012 and 2011:

	2012	2011
Stock option amortization	$766,000	$599,000	(a)
Stock issued for services	572,000	10,000	(b)
Stock warrants issued for services	39,000	25,000
Right to purchase shares	44,000	194,000	(see note 17)
	$1,421,000	$828,000

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

During 2012, the Company granted 196,620 shares to certain consultants and Directors for services. As of December 31, 2012, there were 181,620 shares vested. We recorded the common shares at the closing price on the issue date and expensed to consulting, marketing and technology services $294,000 during the year ended December 31, 2012.  We recorded $278,000 to prepaid expense to be recognized for services provided in 2013.  During the year ended December 31, 2011, we recorded $10,000 for other consulting services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity from commencement of plan through December 31, 2012 is summarized as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Approved plan	4,000,000

Outstanding at December 31, 2010	1,285,567	$3.00
Granted	111,333	4.91
Exercised	-	-
Canceled	(13,333)	3.00
Outstanding at December 31, 2011	1,383,567
Granted	227,567	4.48
Exercised	(1,347)	3.80
Canceled	(24,386)	5.38
Outstanding at December 31, 2012	1,585,401	$3.54

Options exercisable as of December 31, 2012 (vested)	1,067,404	$3.32

Options available for issuance at December 31, 2012	2,414,599

As of December 31, 2012, there was no aggregate intrinsic value of shares outstanding and exercisable since our closing stock price was below all of the exercise prices.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$3 - $4	1,338,000	8.17	$3.04	1,000,570	$3.03
$4 - $8	243,168	8.95	6.43	62,601	6.63
$8 - $33	0	0	0.00	0	0
$33 - $34	2,000	0.46	33.75	2,000	33.75
$34 - $45	900	0.20	45.00	900	45.00
$45 - $75	1,333	5.20	75.00	1,333	75.00
	1,585,401	8.09	$3.43	1,067,404	$3.32

As of December 31, 2012, there were 1,585,401 options outstanding with 1,067,404 options exercisable.

The following table summarizes the status of options which contain vesting provisions:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested at January 1, 2012	675,209	$3.33
Granted	200,900	4.58
Vested	(336,837)	3.46
Canceled	(20,219)	5.30
Non-vested at December 31, 2012	519,053	$3.66

As of December 31, 2012 the Company had total unrecognized compensation expense related to options granted of approximately $1,407,000 which will be recognized over a remaining service period of 4.0 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010, June 2011, August 2012 and December 2012 financings, the WB Agreement and a service agreement, the Company issued warrants to investors and service providers to purchase common stock of the Company. As of December 31, 2012, the weighted average exercise price was $14.42 and the weighted average remaining life was 3.92 years. The following table outlines the warrants outstanding as of December 31, 2012 and December 31, 2011:

	2012	2011
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	59,664	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	8,533	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	53,333	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	17,049	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	13,333	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
June 2011 Fidelity Right to Purchase ($6.60 exercise price)	-	75,000	$6.60	12/3/2012
2011 Service Agreement Warrants ($7.20 exercise price)	20,000	6,667	$7.20	6/15/2016
2012 August Financing Warrants ($4.25 exercise price)	977,063	-	$4.25	8/30/2017	(1)
	1,348,975	433,579

(1)
As a result of the negative clawback provisions included in our warrant agreements associated with our August 2012 private financings, the exercise price of $4.25 per share is expected to be reset to $1.50 per share after shareholder approval.

20.	Income Taxes

(A)	Corporate Income Tax (“CIT”)

YOD was incorporated in Nevada and is subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

Sinotop Hong Kong was incorporated in HK as a holding company.  The statutory income tax rate in HK is 16.5%.

All of the Company’s income is generated in the PRC.  WFOE, YOD WFOE, Sinotop Beijing, Zhong Hai Video, Jinan Zhongkuan, Jinan Broadband are PRC entities.  The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

In accordance with the Corporate Income Tax Law of the PRC (“CIT Law”), effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law.  Since our non-PRC entities have accumulated loss, the application of this tax rule will not result in any PRC tax liability.

The CIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Under the PRC-HK tax treaty, the withholding tax on dividends is 5% provided that a HK holding company qualifies as a HK tax resident as defined in the tax treaty.  No provision has been made for U.S income taxes on the earnings generated by the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S.

The provision for income tax expense (benefit) consists of the following components:

	2012	2011
Income (loss) before tax	$(16,640,490)	$(13,011,772)
Current tax expense (benefit)
United States	$(21,875)	$1,620
PRC/Hong Kong	-
	(21,875)	1,620

Deferred tax (benefit) expense other than the benefit of net operating losses
United States	-	-
PRC/Hong Kong	(270,830)	(193,781)
	(270,830)	(193,781)

Deferred tax (benefit) of net operating losses
United States	-
PRC/Hong Kong	(60,380)	(177,546)
	(60,380)	(177,546)

Total income tax (benefit) expense	$(353,085)	$(369,707)

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2012	2011

Net loss before income taxes	$(16,640,490)	$(13,011,772)

Expected income tax benefit at 34%	(5,657,767)	(4,424,002)

Nondeductible expenses	480,620	379,915
Non-taxable gain on deconsolidation of Shandong Media	(25,536)	-
Non-taxable gain on AdNet	-	(563,319)
Non-taxable change in warrant liabilities	(220,083)	-
Non-taxable (gain) loss on contingent consideration	(446,571)	-
Rate-differential on foreign income invested indefinitely	1,228,607	1,180,646
Increase in valuation allowance	4,286,768	2,960,535
Change in estimates - offset by changes in valuation allowance above	22,752	-
Removal of deferred tax assets relating to pre-merger NOLs	2,280,194	-
Change in valuation allowance related to pre-merger NOLs	(2,280,194)	-
Other changes in estimates	-	94,898
Unrecognized tax benefits	(21,875)	1,620

Income tax expense (benefit)	$(353,085)	$(369,707)

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets

U.S. NOL - pre-stock exchange transaction	$-	$2,280,194
U.S. NOL - subsequent to stock exchange transaction	5,134,195	3,365,208
Foreign NOL	2,105,960	1,064,145
Deferred revenue	429,346	439,521
Reserve for returns	-	21,502
Fixed assets cost basis	1,604,393	1,468,092
Costs capitalized for tax	10,452	-
Accrued payroll	21,675	8,500
Accrued expenses	905,265	-
Deferred rent	390	-
Expenses prepaid for tax	6,902	-
Inventory reserves	160,000	150,927
Allowance for doubtful accounts	1,587	34,090
Equity method investee	-	4,927
Investment in and advance to cost method investee	33,724	-
Nonqualified options	207,443	109,214
Marketable securities	100,795	100,795
AMT credits	-	17,952
Charitable contribution carryover	757	680
Capital loss carryover	482,898	482,898
Total deferred tax assets	11,205,782	9,548,645

Less: valuation allowance	(10,699,560)	(9,057,657)

Deferred tax liabilities

Basis in equity method investee	(13,256)	-
Intangible assets	(798,815)	(1,279,729)
Total deferred tax liabilities	(812,071)	(1,279,729)

Net deferred tax liability	$(305,849)	$(788,741)

As of December 31, 2012, the Company had approximately $15.2 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $8.7 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions.  These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2032 and year 2013 to year 2017, respectively.  The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,420,289.  Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions.  This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards.  The valuation allowance increased by $641,903 (net of approximately $396,000 valuation allowance eliminated with the deconsolidation of Shandong Media) and $2,962,985 during the year ended December 31, 2012 and 2011, respectively. The increase was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize.

(B)	Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements.  The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	2012	2011
Balance, beginning of year	$21,875	$20,255
Increase from prior year's tax positions	884	1,620
Reduction resulting from the lapse of the statute of limitations	(22,759)	-
Balance, end of year	$-	$21,875

As of December 31, 2012 and 2011, the Company did not accrue any material interest and penalties.

The Company's United States income tax returns are subject to examination by the Internal Revenue Service for at least 2009 and later years. Because of the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies' inceptions in 2007 through 2012 as applicable.

21.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2012, the Company's potential minimum cash obligation to these employees was approximately $867,000.

The Company is committed to paying leased property costs related to our China offices through 2014 as follows:

Leased
Property
Years ending December 31,	Costs
2013	$317,000
2014	17,000
Total	$334,000

The Company is committed to paying  content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2013	$1,860,000
2014	2,161,000
2015	2,292,000
2016	1,031,000
Total	$7,344,000

The Company is committed to paying service fees to certain consultants of $85,000 through 2013.

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

22.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $62,000 and $46,000 for the years ended December 31, 2012 and 2011, respectively.

23.	Subsequent Events

In January 2013, 7,866,800 Series B Preferred Shares were converted to 1,048,907 shares of common stock.  Also, in the first quarter of 2013, as discussed in Note 18 and pursuant to our vesting arrangements, we issued 28,390 shares to our independent board members and to certain consultants for services.