Form 10-Q
period 2013-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2013-05-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,847,361 shares as of May 14, 2013.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2013

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company; (v) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vi) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (vii) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (viii) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (ix) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (x) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xi) “Shandong Media” are to our previously 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company, effective July 1,2012, Shandong Media our 30% owned company by Jinan Zhong Kuan); (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to our variable interest entities, including Jinan Broadband and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,102,811	$4,381,043
Marketable equity securities, available for sale	2,229	2,229
Inventories, net	412,911	384,088
Licensed content, current	787,770	681,457
Prepaid expenses	393,670	423,779
Other current assets	129,474	135,988
Total current assets	3,828,865	6,008,584

Property and equipment, net	3,982,265	4,098,594
Licensed content, noncurrent	339,032	530,367
Intangible assets, net	4,818,581	5,059,188
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	655,662	655,834
Total assets	$19,729,883	$22,458,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,627,919	$2,130,507
Accrued expenses and liabilities	2,369,447	2,456,542
Deferred revenue	1,895,395	2,091,788
Payable to Jinan Parent	145,215	144,592
Deferred license fees, current	678,372	-
Other current liabilities	1,033,797	920,888
Contingent purchase price consideration liability, current	389,452	368,628
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	903,785	878,380
Total current liabilities	13,043,382	11,991,325

Deferred license fees, noncurrent	-	460,547
Contingent purchase price consideration liability	389,452	368,628
Deferred tax and uncertain tax position liabilities	268,038	305,849
Total liabilities	13,700,872	13,126,349

Commitments and Contingencies
Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at March 31, 2013 and December 31, 2012, respectively	1,261,995	1,261,995
Series B - 0 and 7,866,800 shares issued and outstanding, liquidation preference of $0 and $3,933,400 at March 31, 2013 and December 31, 2012, respectively	-	3,223,575
Series C - 250,000 shares issued and outstanding, liquidation preference of $1,000,000 at March 31, 2013 and December 31, 2012, respectively	627,868	627,868

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 14,819,691 and 13,742,394 shares issued at March 31, 2013 and December 31, 2012, respectively	14,820	13,742
Additional paid-in capital	65,962,090	62,388,502
Accumulated deficit	(62,186,429)	(58,841,664)
Accumulated other comprehensive income	623,693	604,632
Total YOU On Demand equity	4,414,174	4,165,212
Noncontrolling interests	(275,026)	53,046

Total equity	4,139,148	4,218,258

Total liabilities and equity	$19,729,883	$22,458,045

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)

Revenue	$1,312,061	$2,037,579
Cost of revenue	1,732,500	1,792,021
Gross (loss) profit	(420,439)	245,558

Operating expense:
Selling, general and administrative expenses	2,208,721	2,746,438
Professional fees	326,428	412,377
Depreciation and amortization	656,743	1,231,314
Total operating expense	3,191,892	4,390,129

Loss from operations	(3,612,331)	(4,144,571)

Interest & other income / (expense)
Interest income	950	2,713
Interest expense	(30,369)	(1,673)
Change in fair value of warrant liabilities	(25,405)	-
Change in fair value of contingent consideration	(41,648)	(712,065)
Loss on investment in unconsolidated entities	(2,994)	(4,192)
Other	(1,181)	(179)

Net loss before income taxes and noncontrolling interest	(3,712,978)	(4,859,967)

Income tax benefit	37,811	75,438

Net loss	(3,675,167)	(4,784,529)

Plus: Net loss attributable to noncontrolling interests	330,402	564,457

Net loss attributable to YOU On Demand shareholders	$(3,344,765)	$(4,220,072)

Net income (loss) per share
Basic	$(0.23)	$(0.40)
Diluted	$(0.23)	$(0.40)

Weighted average shares outstanding
Basic	14,602,196	10,467,526
Diluted	14,602,196	10,467,526

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Net loss	$(3,675,167)	$(4,784,529)
Other comprehensive (loss) income:
Foreign currency translation adjustments	19,061	51,068
Less: Comprehensive loss attributable to non-controlling interest	328,072	543,423
Comprehensive loss attributable to YOU On Demand shareholders	$(3,328,034)	$(4,190,038)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2013 (unaudited)

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income	Equity	Interest	Equity

Balance January 1, 2013	13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258

Warrants issued for services	-	-	108,031	-	-	108,031	-	108,031

Common shares issued for services	28,390	29	79,348	-	-	79,377	-	79,377

Stock option compensation expense	-	-	163,683	-	-	163,683	-	163,683

Conversion of Series B preferred shares
into common shares	1,048,907	1,049	3,222,526	-	-	3,223,575	-	3,223,575

Net loss	-	-	-	$(3,344,765)	-	(3,344,765)	(330,402)	(3,675,167)

Foreign currency translation adjustments	-	-	-	-	19,061	19,061	2,330	21,391

Balance, March 31, 2013	14,819,691	$14,820	$65,962,090	$(62,186,429)	$623,693	$4,414,174	$(275,026)	$4,139,148

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,675,167)	$(4,784,529)
Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	351,091	175,104
Depreciation and amortization	656,743	1,231,314
Amortization of licensed content	37,581	37,581
Deferred income tax	(37,811)	(75,438)
Loss on investment in unconsolidated entities	2,994	4,191
Provision for bad debt expense	-	144,877
Change in fair value of warrant liabilities	25,405	-
Change in fair value of contingent purchase price consideration liability	41,648	712,065
Change in assets and liabilities,
Other current assets	-	(135,666)
Inventory	(26,751)	8,028
Licensed content	205,697	(637,989)
Prepaid expenses and other assets	37,678	129,068
Accounts payable	492,066	416,948
Accrued expenses and liabilities	(361,665)	208,857
Deferred revenue	61,949	50,555
Deferred license fee	18,905	96,592
Other current liabilities	153,297	16,670
Net cash used in operating activities	(2,016,340)	(2,401,772)

Cash flows from investing activities:
Acquisition of property and equipment	(242,243)	(162,127)
Investments in intangibles	(20,437)	(103,550)
Leasehold improvements	-	(26,479)
Net cash used in investing activities	(262,680)	(292,156)

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash	788	35,856

Net decrease in cash and cash equivalents	(2,278,232)	(2,658,072)
Cash and cash equivalents at beginning of period	4,381,043	7,519,574

Cash and cash equivalents at end of period	$2,102,811	$4,861,502

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$325
Cash paid for interest	$765	$1,673
Value of common stock issued from conversion of Preferred Series B shares	$3,223,575	$-

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) , operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”), (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”). Effective July 1, 2012, the Company deconsolidated Shandong Media.

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are majority owned subsidiaries of the Company.  As of July 1, 2012, Shandong Media was deconsolidated because it was no longer a VIE of the Company.   All material intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 5, 2013.

Reclassifications

Certain prior year information has been reclassified to be comparable with the current period presentation.  This reclassification has no effect on previously reported net loss.

In presenting the Company’s consolidated balance sheet at December 31, 2012, we presented accounts receivable, net as a separate line item.  In presenting the Company’s unaudited consolidated balance sheet at March 31, 2013, we reclassified accounts receivable, net amounting to $382 to other current assets.

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2013, we had a net loss of approximately $3,345,000 and we used cash for operations of approximately $2,016,000. We had a working capital deficit of approximately $9,215,000 and accumulated deficit of approximately $62 million, at March 31, 2013. The Company will continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. We have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or that such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We anticipate that we will need to raise additional funds to fully implement our business model and related strategies.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.   The Company's independent registered public accounting firm's report of the financial statements for the year ended December 31, 2012, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

On March 7, 2008, we entered into the Shandong Cooperation Agreement with the Shandong Newspaper Entities. The Shandong Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Media, which would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Entities pursuant to exclusive licenses. In addition, Shandong Media entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Entities and another third party, Music Review Press, which requires that the Shandong Newspaper Entities and Music Review Press shall appoint Shandong Media as their exclusive advertising agent and provider of technical and management support for a fee.

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

4.	Content Accounting

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. The license agreement may or may not be recognized in licensed content.

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2. We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees are classified as a liability on the consolidated balance sheets as deferred license fees. Commitments for license agreements that do not meet the criteria for recognition in licensed content are discussed in Note 14 to the consolidated financial statements.

5.	Property and Equipment

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

	March 31,	December 31,
	2013	2012

Furniture and office equipment	$3,247,000	$3,202,000
Facilities and machinery	16,072,000	15,779,000
Leasehold improvements	179,000	178,000
Vehicles	55,000	54,000
Total property and equipment	19,553,000	19,213,000
Less: accumulated depreciation	(15,571,000)	(15,114,000)
Net carrying value	$3,982,000	$4,099,000

We recorded depreciation expense of approximately $390,000 and $744,000 for the three months ended March 31, 2013 and 2012, respectively.

6.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisitions of Jinan Broadband and Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives. For Jinan Broadband, we reclassified $159,132 from fixed assets to software and licenses during the quarter ended June 30, 2012.

A roll forward of our intangible assets activity for the three months ended March 31, 2013 is as follows:

	Balance at			Foreign	Balance at
	December 31,		Amortization	Currency	March 31,
	2012	Additions	Expense	Transl Adj	2013
Amortized intangible assets:
Service agreement	$1,516,163	$-	$(26,714)	$6,538	$1,495,987
Charter / Cooperation agreements	2,422,824	-	(34,448)	-	2,388,376
Noncompete agreement	121,252	-	(121,252)	-	-
Software and licenses	630,681	15,907	(54,669)	2,398	594,317
Website development	233,978	-	(29,373)	1,006	205,611
Total amortized intangible assets	$4,924,898	$15,907	$(266,456)	$9,942	$4,684,291

Unamortized intangible assets:
Website name	134,290	-	-	-	134,290
Goodwill	6,105,478	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $266,000 and $487,000, for the three months ended March 31, 2013 and 2012, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

	Jinan	Sinotop
Years ending December 31,	Broadband	Hong Kong	Sinotop	Total
2013 (9 months)	$117,432	$103,343	$208,543	$429,318
2014	152,531	137,791	255,191	545,513
2015	137,502	137,791	117,206	392,499
2016	117,624	137,791	90,904	346,319
2017	110,568	137,791	-	248,359
Thereafter	988,414	1,733,869	-	2,722,283
Total amortization to be recognized	$1,624,071	$2,388,376	$671,844	$4,684,291

7.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Fair Value Measurements
	(Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Investment in unconsolidated entities (Shandong Media)	-	-	-	-

Liabilities
Warrant liabilities	$-	$-	$903,785	$903,785
Contingent purchase price consideration, current (see Note 8)	-	-	389,452	389,452
Contingent purchase price consideration, noncurrent (see Note 8)	-	-	389,452	389,452

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Investment in unconsolidated entities (Shandong Media)	-	-	-	-

Liabilities
Warrant liabilities	$-	$-	$878,380	$878,380
Contingent purchase price consideration, current (see Note 8)	-	-	368,628	368,628
Contingent purchase price consideration, noncurrent (see Note 8)	-	-	368,628	368,628

The table below reflects the components effecting the change in fair value for the three months ended March 31, 2013:

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2013

	1/1/2013	Purchases, sales and issuances and settlements	Unrealized (gain) / loss	3/31/2013

Liabilities:
Warrant liabilities	$878,380	$-	$25,405	$903,785
Contingent purchase price consideration	737,256	-	41,648	$778,904

	Quantitative Information about Level 3 Fair Value Measurements
	For the Three Months Ended March 31, 2013

	Fair Value at	Valuation	Unobservable
	3/31/2013	Techniques	Inputs	Input

Warrant liabilities	$903,785	Monte Carlo Simulation Method	Risk-free rate of interest	0.638%
			Expected volatility	75%
			Expected life (years)	4.42
			Expected dividend yield	0%

Contingent consideration	$778,904	Black-Scholes Merton Model	Risk-free rate of interest	0.570%
			Expected volatility	75%
			Expected life (years)	4.00
			Expected dividend yield	0%

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

8.	Sinotop Contingent Consideration

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $41,648 and $712,065for the three months ended March 31, 2013and 2012, respectively.

At the end of the first earn-out year (July 1, 2012), the first milestone was achieved with over 3 million homes having access to our VOD services. As such, we issued 245,274 shares of our common stock and 26,667 options to Mr. Liu.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at March 31, 2013 and December 31, 2012.

	January 1,			March 31,
	2013	Earned	Change in	2013
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$711,294	$-	$39,244	$750,538
Stock options	25,962	-	2,404	28,366
Total earned and contingent consideration	$737,256	$-	$41,648	$778,904

The following table represents the estimated fair value of the current and the noncurrent portion of the consideration liability for the acquisition of Sinotop Hong Kong at March 31, 2013.

	As of March 31, 2013
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2013	245,274	$375,269	$-	$375,269
Shares July 2014	245,274	-	375,269	375,269
Total Common Shares	490,548	$375,269	$375,269	$750,538

Options July 2013	26,667	$14,183	$-	$14,183
Options July 2014	26,666	-	14,183	14,183
Total Options	53,333	$14,183	$14,183	$28,366

Total Shares and Options	543,881	$389,452	$389,452	$778,904

9.	Related Party Transactions

$3M Convertible Note

On May 10, 2012, our Chairman and Chief Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”). Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company. Thereafter, on May 21, 2012, at the Company’s request, the Company and Mr. McMahon entered into Amendment No. 1 to the Note, pursuant to which the price per share at which the Note, or any convertible Securities into which the Note is converted, may be converted into shares of the Company’s common stock, shall not be less than $4.75, which amount represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

On April 12, 2013, the Majority Shareholders approved an amendment to Section 3(a)(i) of the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment will be effective following the expiration of the 20-day period mandated by Rule 14c-2.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No. 3 to the note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note, is repaid.

Jinan Broadband

Payable to Jinan Parent

As of March 31, 2013 and December 31, 2012, our payable to Jinan Guangdian Jiahe Digital Television Co., Ltd. (“Jinan Parent”) remained the same in the amount of approximately $145,000.  This amount represents the remaining balance due from the initial acquisition which is unsecured, interest free and has no fixed repayment terms.

Revenue

During the three months ended March 31, 2012 (none in 2013), Jinan Broadband generated $102,000 of value-added service revenue from an affiliate, Jinan Radio and Television Networks Center (“Networks Center”). Networks Center is the owner of Jinan Parent who has a 49% ownership interest in Jinan Broadband.

Cost of Revenue

During the three months ended March 31, 2012 (none in 2013), Jinan Broadband incurred service fees to Networks Center of approximately $12,000. To minimize administrative fees and maintain a low headcount at Jinan Broadband, Networks Center collects customer payments on behalf of Jinan Broadband and then remits the funds to Jinan Broadband. Networks Center charges Jinan Broadband a 2% service fee on the payments collected.

General and Administrative Expense

During the three months ended March 31, 2012 (none in 2013), Jinan Broadband paid sales agency fees of approximately $22,000 to Networks Center for revenue collection on behalf of Jinan Broadband and network maintenance.

Accounts Payable

As of March 31, 2013 and December 31, 2012, respectively, Jinan Broadband had accounts payable to Networks Center of approximately $272,000 and $270,000, respectively, relating to maintenance, network leasing and facility rental fees. Jinan Broadband’s operation is located in a building that is owned by Networks Center. As such, Jinan Broadband shares the cable network usage with Networks Center. Additionally, Jinan Broadband utilizes Networks Center’s staff to provide cable network maintenance support to their customers. As such, Network Center charges Jinan Broadband fees for these services and usage of their facility.

Accrued Expense

Jinan Broadband had accrued network maintenance fees, network leasing fees and rental fees to Networks Center of approximately $1,216,000 and $1,087,000 as of March 31, 2013 and December 31, 2012, respectively.

Sinotop

Cost of Revenue

During the three months ended March 31, 2013 and 2012, Zhong Hai Video paid licensed content fees of approximately $40,000 to Hua Cheng Film and Television Digital Program Co., Ltd., a related party.

10.	Retail Financing, December 2012

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

11.	Private Financing, August 2012

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

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 of beneficial conversion feature as an increase in additional paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date. The Series C Preferred Stock is classified as temporary equity at March 31, 2013, based on its conversion characteristics. The Series C Preferred Stock is not deemed to be an embedded derivative instrument to be bifurcated since it’s indexed to its own stock.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.  On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. As of March 31, 2013 and December 31, 2012, the warrant liability was re-valued using the Monte Carlo valuation as disclosed in Note 7, Fair Value Measurement, and was adjusted to its current fair value of approximately $904,000 and $878,000 as determined by the Company, resulting in a loss of approximately $25,000 for the three months ended March 31, 2013.

As a result of the Negative Clawback provisions included in the warrant agreement we have reset the exercise price from $4.25 per share to $1.50 per share. The fair value calculation on our warrant liability includes this reset.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummated an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “Additional Securities”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company shall be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares as is equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing. As a result of our December 2012 retail financing the Company adjusted the number of shares in accordance with the negative clawback provisions and recorded a charge to operations of $659,000 for the issuance of additional shares. As of March 31, 2013, the Company accrued such charge which is included in other current liabilities since it was subject to shareholders’ approval which was approved in the second quarter of 2013.

The holder of shares of Series C Preferred Stock does not have the right to vote and does not have full voting rights and powers equal to the voting rights and powers of holders of the Company’s Common Stock. In addition, the holders of Series C Preferred Stock is not entitled to convert any shares of Series C Preferred Stock into shares of the Common Stock if, after giving effect to the conversion, such holder would hold in excess of 9.99% of the Company’s outstanding Common Stock. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder, into such number of shares of common stock equal to the product of (i) the number of shares of Series C Preferred Stock to be converted, multiplied by (ii) $4.00 divided by (iii) the conversion price, which is equal to the lesser of (x) $4.00 and (y) the price per share paid by investors in a Subsequent Public Financing; provided , however , that the conversion price shall not, in any event, be less than $2.50. Notwithstanding the foregoing, the conversion price shall equal $4.00, and there shall be no adjustment to the conversion price resulting from the price per share paid by investors in a Subsequent Public Financing, until the provisions of the Certificate regarding the adjustment to the conversion price are approved by shareholders holding a majority of the outstanding voting securities of the Company. As a result of our December 2012 retail financing, we adjusted the conversion price of the Preferred C Shares to the floor of $2.50 and as such reflected the additional value amounting to $924,000 as a deemed dividend in the consolidated statement of operations in the year ended December 31, 2012.

Lastly, related to the August 2012 financings, the Company paid to the placement agent issuance costs of approximately $119,000 and issued shares and warrants.  As of March 31, 2013, the shares and warrants were valued at approximately $471,000.

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

In January 2013, the remainder of our Series B Preferred Shares (7,866,800) was converted to 1,048,907 common shares.

For the three months ended March 31, 2013 and 2012, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Warrants	1,367,063	361,912
Stock purchase right	-	75,000
Options	1,584,501	1,579,634
Series A Preferred Stock	933,333	933,333
Series B Preferred Stock	-	1,368,907
Series C Preferred Stock	250,000	-
Convertible promissory note	2,030,835	-
Total	6,165,733	4,318,786

At March 31, 2013, the Company has reserved 9,738,968 shares of its authorized but unissued common stock for possible future issuance in connection with the following:

March 31,
2013
(unaudited)
Exercise of stock warrants	1,367,063
Exercise and future grants of stock options	4,051,986
Exercise of preferred stock	1,333,333
Issuance of restricted stock grants	28,965
Contingent issuable shares in connection with Sinotop acquisition	490,548
Issuable shares from conversion of promissory note payable	2,030,835
Additional common stock due to reset provision	436,238
Total	9,738,968

13.	Share-Based Payments

Stock Options

As of March 31, 2013, the Company has 1,584,501 options and 1,367,063 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Stock option amortization	$164,000	$163,000	(a)
Stock issued for services	79,000	-	(b)
Stock warrants issued for services	108,000	12,000	(c)
	$351,000	$175,000

(a)
The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2012: risk-free interest rate of 1.73% to 1.98%, expected volatility of 75%, expected life of 10.0 years and expected dividend yield of 0%.  There have been no options granted in 2013.

(b)
During 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors. In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.

Also, during 2012, the Company granted 196,620 shares to certain consultants and Directors for services. As of March 31, there were 210,010 shares vested. We recorded the common shares at the closing price on the issue date and expensed to consulting and marketing services $193,000 during the three months ended March 31, 2013 (none in 2012).

(c)
In 2013, we issued 166,677 consulting warrants and 3,333 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model.  We expensed to marketing $44,000 during the three months ended March 31, 2013 and recorded $64,000 to prepaid expense to be recognized for services provided in the remainder of 2013.  For the three months ended March 31, 2012, we recorded $12,000 for marketing services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the three months ended March 31, 2013 is summarized as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Approved plan	4,000,000

Outstanding at January 1, 2013	1,585,401	$3.54
Granted	-	-
Exercised	-	-
Canceled	(900)	45.00
Outstanding at March 31, 2013	1,584,501	$3.55

Options exercisable at March 31, 2013 (vested)	1,131,160	$3.30

Options available for issuance	2,415,499

As of March 31, 2013, there was no aggregate intrinsic value of shares outstanding and exercisable since our closing stock price was below all of the exercise prices.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2013:

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$3 - $4	1,338,000	7.92	$3.04	1,050,028	$3.04
$4 - $8	243,168	8.70	6.43	77,799	6.60
$8 - $33	0	0	0.00	0	0
$33 - $74	2,000	0.21	33.75	2,000	33.75
$74 - $75	1,333	4.95	75.00	1,333	75.00
	1,584,501	7.85	$3.41	1,131,160	$3.30

As of March 31, 2013, there were 1,584,501 options outstanding with 1,131,160 options exercisable.

The following table summarizes the status of options which contain vesting provisions:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested at January 1, 2013	525,396	$3.67
Granted	0	0.00
Vested	(64,656)	3.45
Canceled	(900)	45.00
Non-vested at March 31, 2013	459,840	$3.62

As of March 31, 2013 the Company had total unrecognized compensation expense related to options granted of approximately $1,243,000 which will be recognized over a remaining service period of 3.0 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the Company’s January 2008 Financing of Convertible Notes and Class A Warrants, the April 2010 Convertible Note, the July 2010, August 2012 and December 2012 financings, the WB Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

 As of March 31, 2013, the weighted average exercise price was $4.37 and the weighted average remaining life was 4.26 years. The following table outlines the warrants outstanding as of March  31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(unaudited)
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	-	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	-	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	-	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	-	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	-	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
2011 Service Agreement Warrants ($7.20 exercise price)	23,333	20,000	$7.20	6/15/2016
2012 August Financing Warrants ($4.25 exercise price)	977,063	977,063	$4.25	8/30/2017	(1)
2013 Service Agreement Warrants ($2.00 exercise price)	166,667	-	$2.00	2/26/2018
	1,367,063	1,348,975

(1)
After receiving shareholder approval in the second quarter of 2013 and as a result of the negative clawback provisions included in our warrant agreements associated with our August 2012 private financings, the exercise price of $4.25 per share will be reset to $1.50 per share.

14.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2013, the Company's potential minimum cash obligation to these employees was approximately $941,000.

The Company is committed to paying leased property costs related to our China offices through 2014 as follows:

Leased
Property
Years ending December 31,	Costs
2013 (9 months)	$226,000
2014	17,000
Total	$243,000

The Company is committed to paying content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2013 (9 months)	$1,972,000
2014	2,163,000
2015	2,297,000
2016	1,035,000
Total	$7,467,000

The Company is committed to paying service fees to certain consultants of $154,000 through the first quarter of 2014.

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

15.	Subsequent Events

On April 19, 2013, the Compensation Committee of the Board of Directors (acting as Administrator) reduced the exercise price of 534,500 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00.  The Plan permits the Administrator to reduce the exercise price of any award granted under the Plan if the fair market value of the award has declined since the date of grant.  All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged.  In the second quarter of 2013, we expect to record a charge of approximately $51,000 in our statement of operations to record the effect of this change in exercise price.

A former employee of the Company has recently communicated to the Company that she believes she has claims against the Company and the CEO in connection with the termination of her employment. The Company believes it has complied with all laws in connection with her termination, as well as her contract, and intends to vigorously defend if such claims are formally made by the former employee.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under Part I. Item 1A. Risk Factors.

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

Item 2.	Management’s Discussion andAnalysis of Financial Condition and Results of Operations.

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

Through our VIE, Sinotop, and it’s 80% owned operating joint venture Zhong Hai Video, we provide integrated value-added service solutions for the delivery of VOD, and enhanced premium content for cable providers. Zhong Hai Video's revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.  At year end our VOD product was implemented on a limited basis for testing. Our product launch occurred in conjunction with the Chinese New Year halfway through our first quarter of 2013.  Results were minimal during the initial promotional period.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

In order to provide a more meaningful comparison of our financial results, our presentation of the Company’s Consolidated Results of Operations utilizes Pro Forma 2012 financial information to exclude the impact of Shandong Media which was deconsolidated effective July 1, 2012.

	Pro Forma Comparisons
	Three Months Ended
	As Reported	Shandong Media	Pro Forma
	March 31,	3 months	March 31,
	2012		2012
			(excluding Shandong Media)

Revenue	$2,038,000	$764,000	$1,274,000
Cost of revenue	1,792,000	646,000	1,146,000
Gross profit	246,000	118,000	128,000

Operating expense:
Selling, general and administrative expenses	2,747,000	491,000	2,256,000
Professional fees	412,000	-	412,000
Depreciation and amortization	1,231,000	31,000	1,200,000
Impairments of long-lived assets		-	-
Total operating expense	4,390,000	522,000	3,868,000

Loss from operations	(4,144,000)	(404,000)	(3,740,000)

Interest & other income / (expense)
Interest income	3,000	-	3,000
Interest expense	(2,000)	-	(2,000)
Change in fair value of warrant liabilities	-	-	-
Change in fair value of contingent consideration	(712,000)	-	(712,000)
Loss on investment in unconsolidated entities	(4,000)	-	(4,000)
Other		-	-

Loss before income taxes and noncontrolling interests	(4,859,000)	(404,000)	(4,455,000)

Income tax benefit	75,000	4,000	71,000

Net loss	(4,784,000)	(400,000)	(4,384,000)

Net loss attributable to noncontrolling interests	564,000	200,000	364,000

Net loss attributable to YOU On Demand shareholders	$(4,220,000)	$(200,000)	$(4,020,000)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2013	2012	Change	Change
		(Pro Forma)

Revenue	$1,312,000	$1,274,000	$38,000	3%
Cost of revenue	1,732,000	1,146,000	586,000	51%
Gross (loss) profit	(420,000)	128,000	(548,000)	-428%

Operating expense:
Selling, general and administrative expenses	2,209,000	2,256,000	(47,000)	-2%
Professional fees	326,000	412,000	(86,000)	-21%
Depreciation and amortization	657,000	1,200,000	(543,000)	-45%
Total operating expense	3,192,000	3,868,000	(676,000)	-17%

Loss from operations	(3,612,000)	(3,740,000)	128,000	-3%

Interest & other income / (expense)
Interest income	1,000	3,000	(2,000)	-67%
Interest expense	(30,000)	(2,000)	(28,000)	1400%
Change in fair value of warrant liabilities	(26,000)	-	(26,000)	-
Change in fair value of contingent consideration	(42,000)	(712,000)	670,000	-94%
Loss on investment in unconsolidated entities	(3,000)	(4,000)	1,000	-25%
Other	(1,000)	-	(1,000)	-

Loss before income taxes and noncontrolling interests	(3,713,000)	(4,455,000)	742,000	-17%

Income tax benefit	38,000	71,000	(33,000)	-46%

Net loss	(3,675,000)	(4,384,000)	709,000	-16%

Net loss attributable to noncontrolling interests	330,000	364,000	(34,000)	-9%

Net loss attributable to YOU On Demand shareholders	$(3,345,000)	$(4,020,000)	$675,000	-17%

Revenues

Revenues for the three months ended March 31, 2013, totaled $1,312,000, as compared to $1,274,000 for 2012. The increase in revenue of approximately $38,000, or 3%, is attributable to increased revenue from Jinan Broadband.   Jinan Broadband’s revenue consisted primarily of sales to our PRC based internet consumers, cable modem consumers, business customers and other internet and cable services.

Gross (loss) Profit

Our gross (loss) profit for the three months ended March 31, 2013 was $(420,000), as compared to $128,000 during 2012. The decrease in gross (loss) profit of approximately $548,000, or 428%, is mainly due to the amortization of content costs related to our VOD business.

Gross (loss) profit as a percentage of revenue was (32)% for the three months ended March 31, 2013, as compared to 10% during 2012. The decrease is mainly due to content acquisition costs related to our VOD business.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2013, decreased approximately $47,000 to $2,209,000, as compared to $2,256,000 for the three months ended March 31, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended March 31, 2013, salaries and personnel costs accounted for 58% of our selling, general and administrative expenses. For the three months ended March 31, 2013, salaries and personnel costs totaled $1,286,000, a decrease of $142,000, or 10%, as compared to $1,428,000 for the same period of 2012.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the three months ended March 31, 2013, these costs totaled $486,000, an increase of $220,000, or 82% as compared to $266,000 in 2012. The increase is mainly due to the growth and development of our VOD business.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our VOD business. Our costs for professional fees decreased $86,000, or 21%, to $326,000 for the three months ended March 31, 2013, from $412,000 during 2012.  The decrease in professional fees was primarily due to a reduction in legal fees.

Depreciation and Amortization

Our depreciation expense decreased $340,000, or 46%, to $390,000 in the three months ended March 31, 2013, from $730,000 during 2012, The decrease is due to certain equipment at Jinan Broadband being taken out of service due to changes in customer needs. As such, the Company ceased depreciating such equipment.

Our amortization expense decreased $203,000, or 43%, to $267,000 in the three months ended March 31, 2013, from $470,000 during 2012. The decrease is due to Sinotop Hong Kong Non-compete Agreement having been fully amortized as of January 2013.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $26,000 for the three months ended March 31, 2013 (none in 2012). The loss is primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of approximately $42,000 and $712,000 for the three months ended March 31, 2013 and 2012, respectively. The loss is primarily due to increases in our closing stock price.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Jinan Parent, the 49% co-owner of this business. During the three months ended March 31, 2013, $113,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $283,000 during the same period of 2012.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the three months ended March 31, 2013, 217,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $81,000 during the same period of 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $2,103,000. Approximately $1,060,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at March 31, 2013, of approximately $9,215,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(2,016,000)	$(2,402,000)
Net cash used in investing activities	(263,000)	(292,000)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	1,000	36,000
Net decrease in cash and cash equivalents	(2,278,000)	(2,658,000)
Cash and cash equivalents at beginning of period	4,381,000	7,520,000
Cash and cash equivalents at end of period	2,103,000	4,862,000

Operating Activities

The increase in cash used in operating activities relates to corporate and operational costs incurred primarily in the development of our VOD business.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 and 2012 was used primarily for (i) additions to property and equipment of $242,000 and $162,000, respectively, and (ii) investments in intangibles of $20,000 and $104,000, respectively.

Financing activities

We anticipate that we will need to raise additional funds to fully implement our business model and related strategies. We believe we have the ability to raise funds by various methods including utilization of our $50 million shelf registration as well as other means of financing. The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this report have been prepared assuming that the

Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  As of March 31, 2013 the Company has an accumulated operating loss of approximately $62 million.

The Company’s independent registered public accounting firm’s report of the financial statements for year ended December 31, 2012, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of our most significant accounting policies.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2013.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

On May 10, 2012, at our request, Shane McMahon, our Chairman and Chief Executive Officer, made a loan to the Company in the amount of $3,000,000.  In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the principal amount of $3,000,000 (the “Note”).  As amended on May 21, 2012 and October 19, 2012, (i) the Note will mature on May 10, 2013, (ii) Mr. McMahon and the Company agreed that the net proceeds of an underwritten public offering of equity or equity-linked securities of the Company is consummated within 60 days of October 19, 2012 (an “Excluded Public Offering”),  will not be used to prepay any portion of the outstanding principal or interest owing on the Note prior to May 10, 2013, and (iii) if the Company consummates financing of equity or equity-linked securities of the Company prior to May 10, 2013, other than an Excluded Public Offering, the net proceeds of such financing will be used to prepay the outstanding principal and interest then owing on the Note.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No. 3 to the note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note, is repaid.

The foregoing description of Amendment No. 3 to the Note is qualified in its entirety by reference to the actual Amendment No. 3 to the Note, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6.	Exhibits.

EXHIBIT INDEX

10.1	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

YOU ON DEMAND HOLDINGS, INC
By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal
Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document