Form 10-Q
period 2013-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2013-08-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,533,314 shares as of August 14, 2013.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2013

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company, effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband; (v) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vi) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (vii) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (viii) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (ix) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (x) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xi) “Shandong Media” are to our previously 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company, effective July 1,2012, Shandong Media our 30% owned company by Jinan Zhong Kuan; (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to our variable interest entities, including Jinan Broadband and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,804	$3,277,891
Marketable equity securities, available for sale	1,371	2,229
Accounts receivable, net	16,344	-
Licensed content, current	994,125	681,457
Prepaid expenses	308,394	412,669
Other current assets	80,678	135,486
Current assets of discontinued operations	1,226,294	1,498,852
Total current assets	2,919,010	6,008,584

Property and equipment, net	611,431	729,763
Licensed content, noncurrent	280,505	530,367
Intangible assets, net	2,786,345	3,416,858
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	667,855	655,834
Non-current assets of discontinued operations	4,803,367	5,011,161
Total assets	$18,173,991	$22,458,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,434,474	$885,366
Accrued expenses and liabilities	1,412,708	953,134
Deferred license fees, current	856,467	-
Other current liabilities	69,907	708,367
Contingent purchase price consideration liability, current	410,475	368,628
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	908,670	878,380
Current liabilities of discontinued operations	4,982,826	5,197,450
Total current liabilities	14,075,527	11,991,325

Deferred license fees, noncurrent	-	460,547
Contingent purchase price consideration liability	410,475	368,628
Deferred tax and uncertain tax position liabilities	176,114	237,075
Non-current liabilities of discontinued operations	68,774	68,774
Total liabilities	14,730,890	13,126,349

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at June 30, 2013 and December 31, 2012, respectively	1,261,995	1,261,995
Series B - 0 and 7,866,800 shares issued and outstanding, liquidation preference of $0 and $3,933,400 at June 30, 2013 and December 31, 2012, respectively	-	3,223,575
Series C - 250,000 shares issued and outstanding, liquidation preference of $1,000,000 at June 30, 2013 and December 31, 2012, respectively	627,868	627,868

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 15,288,040 and 13,742,394 shares issued at June 30, 2013 and December 31, 2012, respectively	15,288	13,742
Additional paid-in capital	66,886,440	62,388,502
Accumulated deficit	(65,466,874)	(58,841,664)
Accumulated other comprehensive income	686,568	604,632
Total YOU On Demand equity	2,121,422	4,165,212
Noncontrolling interests	(568,184)	53,046

Total equity	1,553,238	4,218,258

Total liabilities and equity	$18,173,991	$22,458,045

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$50,619	$931,458	$51,557	$1,695,526
Cost of revenue	790,019	1,064,554	1,638,604	2,024,782
Gross loss	(739,400)	(133,096)	(1,587,047)	(329,256)

Operating expense:
Selling, general and administrative expenses	1,997,561	2,388,356	3,899,940	4,799,557
Professional fees	299,027	528,415	625,312	940,792
Depreciation and amortization	173,394	550,233	466,227	1,091,589
Impairments of long-lived assets	311,249	-	311,249	-
Total operating expense	2,781,231	3,467,004	5,302,728	6,831,938

Loss from operations	(3,520,631)	(3,600,100)	(6,889,775)	(7,161,194)

Interest & other income / (expense)
Interest income	225	1,215	574	2,403
Interest expense	(29,929)	(18,643)	(59,638)	(19,897)
Stock purchase right	-	(43,748)	-	(43,748)
Change in fair value of warrant liabilities	(4,885)	-	(30,290)	-
Change in fair value of contingent consideration	(42,046)	248,632	(83,694)	(463,433)
Gain (loss) on investment in unconsolidated entities	2,275	(8,314)	(719)	(12,506)
Loss on write-off of uncollectible loans	-	(473,698)	-	(473,698)
Other	71,777	(58,383)	70,596	(58,562)

Net loss before income taxes and noncontrolling interest	(3,523,214)	(3,953,039)	(6,992,946)	(8,230,635)

Income tax benefit	29,821	100,082	60,961	170,100

Net loss from continuing operations	(3,493,393)	(3,852,957)	(6,931,985)	(8,060,535)

Net loss from discontinued operations	(97,823)	(397,467)	(334,398)	(974,418)

Net loss	(3,591,216)	(4,250,424)	(7,266,383)	(9,034,953)

Plus: Net loss attributable to noncontrolling interests	310,771	528,805	641,173	1,093,262

Net loss attributable to YOU On Demand shareholders	$(3,280,445)	$(3,721,619)	$(6,625,210)	$(7,941,691)

Basic earnings per share
Loss from continuing operations	$(0.22)	$(0.33)	$(0.44)	$(0.71)
Loss from discontinued operations	nil	(0.02)	$(0.01)	(0.05)
Basic earnings per shares	$(0.22)	$(0.35)	$(0.45)	$(0.76)

Diluted earnings per share
Loss from continuing operations	$(0.22)	$(0.33)	$(0.44)	$(0.71)
Loss from discontinued operations	nil	(0.02)	$(0.01)	(0.05)
Diluted earnings per shares	$(0.22)	$(0.35)	$(0.45)	$(0.76)

Weighted average shares outstanding
Basic	14,938,780	10,530,916	14,771,261	10,499,247
Diluted	14,938,780	10,530,916	14,771,261	10,499,247

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(3,591,216)	$(4,250,424)	$(7,266,383)	$(9,034,953)
Other comprehensive (loss) income:
Foreign currency translation adjustments	63,733	4,584	82,794	55,652
Unrealized losses on available for sale securities	(858)	172	(858)	172
Less: Comprehensive loss attributable to non-controlling interest	293,158	527,461	621,230	1,070,884
Comprehensive loss attributable to YOU On Demand shareholders	$(3,235,183)	$(3,718,207)	$(6,563,217)	$(7,908,245)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2013 (unaudited)

					Accumulated	YOU On
			Additional		Other	Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income	Equity	Interest	Equity

Balance January 1, 2013	13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258

Warrants issued for services	-	-	108,840	-	-	108,840	-	108,840

Common shares issued for services	60,501	61	163,694	-	-	163,755	-	163,755

Common shares issued for clawback reset provision	436,238	436	658,283	-	-	658,719	-	658,719

Stock option compensation expense and stock options modification	-	-	344,596	-	-	344,596	-	344,596

Conversion of Series B preferred shares into common shares	1,048,907	1,049	3,222,525	-	-	3,223,574	-	3,223,574

Net loss	-	-	-	$(6,625,210)	-	(6,625,210)	(641,173)	(7,266,383)

Foreign currency translation adjustments	-	-	-	-	82,794	82,794	19,943	102,737

Unrealized losses on marketable securities	-	-	-	-	(858)	(858)	-	(858)

Balance, June 30, 2013	15,288,040	$15,288	$66,886,440	$(65,466,874)	$686,568	$2,121,422	$(568,184)	$1,553,238

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,266,383)	$(9,034,953)
Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	617,190	475,579
Depreciation and amortization	1,191,287	2,479,727
Amortization of licensed content	75,162	75,162
Deferred income tax	(60,961)	(180,845)
Loss on investment in unconsolidated entities	719	12,506
Provision for bad debt expense	-	162,969
Change in fair value of warrant liabilities	30,290	-
Change in fair value of contingent purchase price consideration liability	83,694	463,433
Cost of right to purchase	-	43,748
Impairment of long-lived assets	311,249	-
Loss on uncollectible shareholder loan and related party loan	-	473,698
Change in assets and liabilities,
Accounts receivable	(16,276)	(182,270)
Inventory	(35,368)	1,098
Licensed content	187,991	(570,822)
Prepaid expenses and other assets	170,052	179,921
Accounts payable	1,288,510	(527,939)
Accrued expenses and liabilities	131,024	273,760
Deferred revenue	214,142	9,674
Deferred license fee	29,855	308,835
Other current liabilities	120,855	(5,858)
Other	-	17,105
Net cash used in operating activites	(2,926,968)	(5,525,472)

Cash flows from investing activities:
Acquisition of property and equipment	(362,710)	(496,986)
Investments in intangibles	(20,437)	(111,172)
Leasehold improvements	-	(4,109)
Loans to Shandong Media shareholders	-	(32,792)
Loan repayments from Shandong Media shareholders	-	29,682
Net cash used in investing activities	(383,147)	(615,377)

Cash flows from financing activities
Proceeds from sale of equity securities	-	3,000,000
Net cash provided by financing activities	-	3,000,000

Effect of exchange rate changes on cash	12,975	39,376

Net decrease in cash and cash equivalents	(3,297,140)	(3,101,473)

Total cash and cash equivalents at beginning of period	4,381,043	7,519,574
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,152	1,086,627
Cash and cash equivalents of continuing operations at beginning of period	3,277,891	6,432,947

Total cash and cash equivalents at end of period	1,083,903	4,418,101
Less cash and cash equivalents of discontinued operations at end of period	792,099	1,197,270
Cash and cash equivalents of continuing operations at end of period	$291,804	$3,220,831

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$981	$3,416
Value of common stock issued from conversion of Preferred Series B shares	$3,223,575	$-
Software contributed in lieu of issued capital included in intangibles	$-	$398,183

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) , operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”), (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance (effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband) and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”). Effective July 1, 2012, the Company deconsolidated Shandong Media.

The unaudited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) six entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Shandong Media, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are majority owned subsidiaries of the Company.    As of July 1, 2012, Shandong Media was deconsolidated because it was no longer deemed a VIE of the Company.   All material intercompany transactions and balances are eliminated in consolidation.

Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband and as such, Jinan Broadband’s assets and liabilities have been classified on the balance sheet as assets and liabilities of discontinued operations.  The operating results of Jinan Broadband have been classified as discontinued operations in our statements of operations for all periods presented.  Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

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

For the six months ended June 30, 2013, we had a net loss of approximately $6.6 million and we used cash for operations of approximately $2,927,000. We had a working capital deficit of approximately $11,157,000 and accumulated deficit of approximately $65 million, at June 30, 2013.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.  On July 5, 2013 the Company raised $4.0 million from the sale of Series D Preferred Stock to C Media Limited (“C Media”).  In connection with the sale of the Series D Preferred, both parties agreed to act in good faith and with fair dealing to finalize an agreement, on or before October 31, 2013, for an additional investment of between $12 million and $21 million of a new class of preferred stock of the Company.  This additional investment is contingent on several factors.  If the additional investment does not occur, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or that such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

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

3.	Discontinued Operations

On May 20, 2013, we entered into an Equity Transfer Agreement with Shandong Broadcast Network (“Shandong Broadcast”) pursuant to which the parties conditionally agreed to the sale to Shandong Broadcast of our 51% equity interest in Jinan Broadband.  Pursuant to its terms, and a separate letter agreement between the parties dated July 23, 2013, the 51% interest transfer in Jinan Broadband would become effective upon (i) approval of the relevant PRC governmental authorities, and (ii) agreement between the parties of final terms for the payment of the RMB 29,000,000 (approximately $4.7 million) payment price by Shandong Broadcast.  On June 20, 2013, the sale was approved by the PRC Administration for Industry and Commerce.  On July 31, 2013, the parties agreed on pricing terms whereby Shandong Broadcast would pay (i) RMB 5,000,000 by July 31, 2013, (ii) RMB 10,000,000 by November 20, 2013, and (ii) the remaining RMB 14,000,000 by May 20, 2014.  Accordingly, based on the agreements between the parties, the sale of Jinan Broadband to Shandong Broadcast became final on July 31, 2013.  In order to focus on our core VOD business and help with cash flow needs, the Company decided to sell our ownership of Jinan Broadband.

Jinan Broadband meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations.  The following table summarizes the result from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$1,233,957	$1,351,947	$2,545,080	$2,625,458
Cost of revenue	764,317	862,596	1,648,232	1,694,389
Gross profit	469,640	489,351	896,848	931,069

Operating expense:
Selling, general and administrative	199,083	194,229	505,425	529,466
Professional fees	1,273	-	1,416	-
Depreciation and amortization	361,151	698,180	725,061	1,388,138
Total operating expense	561,507	892,409	1,231,902	1,917,604

Interest & other income / (expense)
Interest income	920	462	1,521	1,987
Interest expense	(205)	(196)	(865)	(615)

Net loss before income taxes and noncontrolling interest	(91,152)	(402,792)	(334,398)	(985,163)
Income tax (expense) benefit	(6,671)	5,325	-	10,745
Net loss from discontinued operations	(97,823)	(397,467)	(334,398)	(974,418)
Plus: Net loss attributable to noncontrolling interest	51,121	194,762	163,855	477,465
Net loss attributable to YOU On Demand shareholders	$(46,702)	$(202,705)	$(170,543)	$(496,953)

The following table summarizes the assets and the liabilities of discontinued operations in the Company’s unaudited Consolidated Balance Sheets:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents	$792,099	$1,103,152
Inventories, net	429,158	384,088
Pepaid expenses	-	11,110
Other current assets	5,037	502
Total current assets	$1,226,294	$1,498,852

Property and equipment, net	$3,194,989	$3,368,831
Intangible assets, net	1,608,378	1,642,330
Total noncurrent assets	$4,803,367	$5,011,161

Liabilities
Accounts payable	$1,007,121	$1,245,141
Accrued expenses and liabilities	1,423,168	1,503,408
Deferred revenue	2,076,866	2,091,788
Amount due to Jia He DTV	147,409	144,592
Other current liabilities	328,262	212,521
Total current liabilities	$4,982,826	$5,197,450

Deferred tax liabilities	$68,774	$68,774
Total noncurrent liabilities	$68,774	$68,774

4.	VIE Structure and Arrangements

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

Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband (see Note 3).

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

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with ASC 920-350-25-2. We expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees are classified as a liability on the consolidated balance sheets as deferred license fees. Commitments for license agreements that do not meet the criteria for recognition in licensed content are discussed in Note 15 to the consolidated financial statements.

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	June 30,	December 31,
	2013	2012

Furniture and office equipment	$948,579	$926,962
Leasehold improvements	182,035	178,555
Total property and equipment	1,130,614	1,105,517
Less: accumulated depreciation	(519,183)	(375,754)
Net carrying value	$611,431	$729,763

We recorded depreciation expense of $68,799 and $136,485 for the three and six months ended June 30, 2013.  We recorded depreciation expense of $69,378 and $145,566 for the three and six months ended June 30, 2012.

7.	Goodwill and Intangible Assets

A roll forward of our intangible assets activity for the six months ended June 30, 2013 is as follows:

	Balance at				Foreign	Balance at
	January 1,		Amortization	Impairment	Currency	June 30,
	2013	Additions	Expense	Charge	Transl Adj	2013
Amortized intangible assets:
Charter / Cooperation agreements	$2,422,824	$-	$(68,896)	$-	$-	$2,353,928
Noncompete agreement	121,252	-	(121,252)	-	-	-
Software and licenses	504,514	-	(79,960)	(311,249)	5,921	119,226
Website development	233,978	-	(59,634)	-	4,557	178,901
Total amortized intangible assets	$3,282,568	$-	$(329,742)	$(311,249)	$10,478	$2,652,055

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $104,595 and $329,742 for the three and six months ended June 30, 2013, respectively and $461,794 and $907,920, for the three and six months ended June 30, 2012, respectively.

During the second quarter of 2013, we recorded a software impairment charge of $311,249 due to lack of adoption by the Multi System Operators (our VOD clients) who preferred to use their own software.

The following table outlines the amortization expense for the next five years and thereafter:

	Sinotop
Years ending December 31,	Hong Kong	Sinotop	Total
2013 (6 months)	$68,896	$100,015	$168,911
2014	137,791	164,718	302,509
2015	137,791	17,632	155,423
2016	137,791	15,762	153,553
2017	137,791	-	137,791
Thereafter	1,733,868	-	1,733,868
Total amortization to be recognized	$2,353,928	$298,127	$2,652,055

8.	Fair Value Measurements

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

Annually we review the valuation techniques used and determine if the fair value measurements are still appropriate and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information. There were no changes in the valuations techniques during the current quarter.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Fair Value Measurements
	(Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371
Investment in unconsolidated entities (Shandong Media)	-	-	-	-

Liabilities
Warrant liabilities	$-	$-	$908,670	$908,670
Contingent purchase price consideration, current (see Note 9)	-	-	410,475	410,475
Contingent purchase price consideration, noncurrent (see Note 9)	-	-	410,475	410,475

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229
Investment in unconsolidated entities (Shandong Media)	-	-	-	-

Liabilities
Warrant liabilities	$-	$-	$878,380	$878,380
Contingent purchase price consideration, current (see Note 9)	-	-	368,628	368,628
Contingent purchase price consideration, noncurrent (see Note 9)	-	-	368,628	368,628

The table below reflects the components effecting the change in fair value for the six months ended June 30, 2013:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2013

	1/1/2013	Purchases, sales and issuances and settlements	Change in Fair Value (gain) / loss	6/30/2013

Liabilities:
Warrant liabilities	$878,380	$-	$30,290	$908,670
Contingent purchase price consideration	737,256	-	83,694	$820,950

	Quantitative Information about Level 3 Fair Value Measurements
	For the Six Months Ended June 30, 2013

	Fair Value at	Valuation	Unobservable
	6/30/2013	Techniques	Inputs	Input

Warrant liabilities	$908,670	Monte Carlo Simulation Method	Risk-free rate of interest	1.128%
			Expected volatility	70%
			Expected life (years)	4.17
			Expected dividend yield	0%

Contingent consideration	$820,950	Black-Scholes Merton Model	Risk-free rate of interest	1.040%
			Expected volatility	75%
			Expected life (years)	4.00
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration includes the risk free interest rate, expected volatility, expected life and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement

In accordance with our deconsolidation in 2012 of Shandong Media, we recorded the fair value of our 30% equity investment. Utilizing forecasts based on recent historical performance we computed a discounted cash flow valuation of $0.00.

9.	Sinotop Contingent Consideration

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $42,046 and $83,694for the three and six months ended June 30, 2013, respectively.  We reported a gain of $248,632 and a loss of $463,433 for the three months and six months ended June 30, 2012, respectively.

At the end of the first earn-out year (July 1, 2012), the first milestone was achieved with over 3 million homes having access to our VOD services. As such, we issued 245,274 shares of our common stock and 26,667 options to Mr. Liu.  As of July 1, 2013, the second milestone was achieved with over 11 million homes having access to our VOD services.  As of June 30, 2013, we recorded a purchase price consideration liability in the amount of $820,950.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at June 30, 2013 and December 31, 2012.

	January 1,		June 30,
	2013	Change in	2013
Class of consideration	Fair Value	Fair Value	Fair Value
Common shares	$711,294	$78,490	$789,784
Stock options	25,962	5,204	31,166
Total earned and contingent consideration	$737,256	$83,694	$820,950

The following table represents the estimated fair value of the current and the noncurrent portion of the consideration liability for the acquisition of Sinotop Hong Kong at June 30, 2013.

	As of June 30, 2013
	Number of	Current	Noncurrent	Total
	Instruments	Liability	Liability	Liability
Shares July 2013 (earned)	245,274	$394,892	$-	$394,892
Shares July 2014 (contingent)	245,274	-	394,892	394,892
Total Common Shares	490,548	$394,892	$394,892	$789,784

Options July 2013 (earned)	26,667	$15,583	$-	$15,583
Options July 2014 (contingent)	26,666	-	15,583	15,583
Total Options	53,333	$15,583	$15,583	$31,166

Total Shares and Options	543,881	$410,475	$410,475	$820,950

10.	Related Party Transactions

$3M Convertible Note

On May 10, 2012, our Executive Chairman and Principal Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”). Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company. Thereafter, on May 21, 2012, at the Company’s request, the Company and Mr. McMahon entered into Amendment No. 1 to the Note, pursuant to which the price per share at which the Note, or any convertible Securities into which the Note is converted, may be converted into shares of the Company’s common stock, shall not be less than $4.75, which amount represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

On April 12, 2013, the Majority Shareholders approved an amendment to  the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment will be effective following the expiration of the 20-day period mandated by Rule 14c-2.

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

On June 10, 2013, Shane McMahon made a short-term loan in the amount of $40,000 to the Company which was repaid in full on July 11, 2013.

On June 26, 2013, at the Company’s request, Shane McMahon made a loan to the Company in the amount of $150,000 in order for the Company to make certain payments, pending consummation of the Series D investment transaction described in Note 17.  In consideration for the loan, the Company issued a Promissory Note to Mr. McMahon in the aggregate principal amount of $150,000 (the “Note”).  The Note was to mature on the earlier of the Series D investment transaction, or, if that transaction was not consummated, six months from the date of issuance.  On July 11, 2013, the Company repaid all amounts owed to Mr. McMahon under the Note.

Sinotop

Cost of Revenue

During the three and six months ended June 30, 2013 and 2012, Zhong Hai Video paid licensed content fees of approximately $40,000 and $80,000 to Hua Cheng Film and Television Digital Program Co., Ltd., the minority shareholder of Sinotop.

11.	Retail Financing, December 2012

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

12.	Private Financing, August 2012

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

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 of beneficial conversion feature as an increase in additional paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date. The Series C Preferred Stock is classified as temporary equity at June 30, 2013, based on its conversion characteristics. The Series C Preferred Stock is not deemed to be an embedded derivative instrument to be bifurcated since it is indexed to its own stock.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.  On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. As of June 30, 2013 and December 31, 2012, the warrant liability was re-valued using the Monte Carlo valuation as disclosed in Note 8, Fair Value Measurement, and was adjusted to its current fair value of approximately $909,000 and $878,000 as determined by the Company, resulting in a loss of approximately $5,000 and $30,000 for the three and six months ended June 30, 2013.

As a result of the Negative Clawback provisions included in the warrant agreement we have reset the exercise price from $4.25 per share to $1.50 per share. The fair value calculation on our warrant liability includes this reset.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummated an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “Additional Securities”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company shall be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares as is equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing. As a result of our December 2012 retail financing the Company adjusted the number of shares in accordance with the negative clawback provisions and recorded a charge to operations of $659,000 for the issuance of additional shares.  On June 12, 2013, we issued 436,238 shares to fulfill this obligation.

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

Lastly, related to the August 2012 financings, the Company paid to the placement agent issuance costs of approximately $119,000 and issued shares and warrants.  As of June 30, 2013, the shares and warrants were valued at approximately $472,000.

13.	Net Loss Per Common Share

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

For the three and six months ended June 30, 2013 and 2012, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants	1,370,397	365,245	1,370,397	365,245
Stock purchase right	-	75,000	-	75,000
Options	1,582,501	1,580,981	1,582,501	1,580,981
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series B Preferred Stock	-	1,048,907	-	1,048,907
Series C Preferred Stock	400,000	-	400,000	-
Convertible promissory note	1,948,507	-	1,948,507	-
Total	6,234,738	4,003,466	6,234,738	4,003,466

At June 30, 2013, the Company has reserved 9,194,771 shares of its authorized but unissued common stock for possible future issuance in connection with the following:

June 30,
2013
(unaudited)
Exercise of stock warrants	1,370,397
Exercise and future grants of stock options	4,051,986
Exercise of preferred stock	1,333,333
Contingent issuable shares in connection with Sinotop acquisition	490,548
Issuable shares from conversion of promissory note payable	1,948,507
Total	9,194,771

14.	Share-Based Payments

Stock Options

As of June 30, 2013, the Company has 1,582,501 options and 1,370,397 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three and six months ended June 30, 2013 and 2012:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock option amortization	$125,000	$247,000	$289,000	$410,000	(a)
Cost of stock option price reduction	55,000	-	55,000	-	(b)
Stock issued for services	85,000	39,000	164,000	39,000	(c)
Stock warrants issued for services	1,000	14,000	109,000	26,000	(d)
Right to purchase shares	-	44,000	-	44,000
	$266,000	$344,000	$617,000	$519,000

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

(b)
The Compensation Committee of the Board of Directors (acting as Administrator) reduced the exercise price of 701,167 outstanding stock options granted to 30 employees under the Company’s 2010 Equity Incentive Plan to $2.00 from a range of $3.00 to $7.88.  The Plan permits the Administrator to reduce the exercise price of any award granted under the Plan if the fair market value of the award has declined since the date of grant.  All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged.  The exercise prices of stock options held by the Company’s Chairman, Shane McMahon, and the Company’s CEO, Weicheng Liu, were not reduced by the Committee.  We recorded approximately $55,000 for the modification charge in the second quarter of 2013. The modification resulted in reduction of future expected compensation expense in the amount of approximately $409,000. These vesting periods range from 17 months to 38 months.

(c)
In 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors. In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.

During 2012 and 2013, the Company granted a total of 242,120 shares to certain consultants and Directors for services. As of June 30, 2013 all of these shares were vested. We record the common shares at the closing price on the issue date. We expensed to consulting and marketing services $193,000 and $385,000 during the three months and six months ended June 30, 2013 and $40,000 during the three and six months ended June 30, 2012.

(d)
In 2013, we issued 166,677 consulting warrants and 6,667 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model.  We expensed to marketing $44,000 and $88,000 during the three months and six months ended June 30, 2013 and recorded $21,000 to prepaid expense to be recognized for services provided in the remainder of 2013.  For the three and six months ended June 30, 2012, we recorded $12,000 and $14,000, respectively, for marketing services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the six months ended June 30, 2013 is summarized as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Approved plan	4,000,000

Outstanding at January 1, 2013	1,585,401	$3.54
Granted	-	-
Exercised	-	-
Canceled	(2,900)	37.24
Outstanding at June 30, 2013	1,582,501	$2.75

Options exercisable at June 30, 2013 (vested)	1,183,066	$2.64

Options available for issuance	2,417,499

As of June 30, 2013, there was no aggregate intrinsic value of shares outstanding and exercisable since our closing stock price was below all of the exercise prices.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2013:

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$2 - $3	701,168	7.70	$2.00	507,288	$2.00
$3 - $5	880,000	7.58	3.16	674,445	3.10
$5 - $74	-	-	-	-	-
$74 - $75	1,333	4.70	75.00	1,333	75.00
	1,582,501	7.63	$2.71	1,183,066	$2.71

As of June 30, 2013, there were 1,582,501 options outstanding with 1,183,066 options exercisable.

The following table summarizes the status of options which contain vesting provisions:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested at January 1, 2013	525,396	$2.42
Granted	-	-
Vested	(118,895)	2.56
Canceled	(2,900)	37.24
Non-vested at June 30, 2013	403,601	$3.62

As of June 30, 2013 the Company had total unrecognized compensation expense related to options granted of approximately $701,000 which will be recognized over a remaining service period of 3.0 years.

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

As of June 30, 2013, the weighted average exercise price was $2.42 and the weighted average remaining life was 4.01 years. The following table outlines the warrants outstanding as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(unaudited)
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	-	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	-	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	-	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	-	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	-	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
2011 Service Agreement Warrants ($7.20 exercise price)	26,667	20,000	$7.20	6/15/2016
2012 August Financing Warrants ($1.50 exercise price)	977,063	977,063	$1.50	8/30/2017
2013 Service Agreement Warrants ($2.00 exercise price)	166,667	-	$2.00	2/26/2018
	1,370,397	1,348,975

15.	Commitments and Contingencies

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2013, the Company's potential minimum cash obligation to these employees was approximately $943,000.

The Company is committed to paying leased property costs related to our China offices through 2014 as follows:

Leased
Property
Years ending December 31,	Costs
2013 (6 months)	$130,000
2014	17,000
Total	$147,000

The Company is committed to paying content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2013 (6 months)	$1,842,000
2014	2,173,000
2015	2,313,000
2016	1,049,000
Total	$7,377,000

The Company is committed to paying service fees to certain consultants of $176,500 through the first quarter of 2014.

On July 17, 2013, the Company resolved a claim made by a former employee against the Company and CEO in connection with her termination.

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

16.	Income Taxes

As of June 30, 2013, the Company had approximately $17.9 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $9.9 million of the foreign cumulative tax loss carryforwards (excluding Jinan Broadband discontinued operations in the amount of $0.7 million), which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2033 and year 2013 to year 2018, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

17.	Subsequent Events

Series D and Series E Preferred Stock Purchase Agreements

On July 5, 2013, we entered into a Series D Preferred Stock Purchase Agreement with C Media Limited (the “Investor”), pursuant to which we sold to the Investor 2,285,714 shares of Series D 4% Convertible Preferred Stock of the Company (the “Series D Preferred Stock”) for $1.75 per share, or a total purchase price of $4,000,000.

In connection with the sale of the Series D Preferred Stock, both parties agreed to act in good faith and with fair dealing to finalize an agreement, on or before October 31, 2013, for an additional investment of between $12 million and $21 million of a new class of preferred stock of the Company.  The subsequent investment, which would be designated as Series E Preferred Stock, would be contingent upon the Investor obtaining the required funds for the investment and the satisfaction of the closing conditions set forth in a Series E Preferred Stock Purchase Agreement.

Further, the Company and the Investor have agreed that the material terms set forth in the Series E Purchase Agreement and Series E Certificate of Designation are not subject to change, including, without limitation, that the price per share of the Series E Preferred Stock would be $1.75 and that the promissory note in the principal amount of $3,000,000, dated May 10, 2012 (as thereafter amended), issued by the Company to Shane McMahon would be, at Mr. McMahon’s option, convertible into shares of Series E Preferred Stock at a conversion price of $1.75 per share or repayable at any time upon demand by Mr. McMahon.  In addition, Mr. McMahon and the Investor entered into an agreement whereby Mr. McMahon agreed that upon the consummation of the Series E Financing he will exchange all shares of the Company’s Series A Preferred Stock owned by him for 933,333 shares of the Investor’s Series E Preferred Stock received in the Series E Financing, and then to immediately convert all such shares of Series E Preferred Stock into shares of the Company’s common stock.

Discontinued Operations

The sale of Jinan Broadband to Shandong Broadcast Network became effective on July 31, 2013.  In connection with the sale, we expect to recognize a gain of approximately $3.8 million in our Statements of Operations for the third of quarter of 2013.

Share Issuance

In connection with the acquisition of Sinotop Hong Kong as discussed in Note 9, on July 1, 2013 we issued 245,274 shares of our common stock to Mr. Liu for achieving the specified performance milestones.

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

Overview

We operate in the Chinese media segment, through our Chinese subsidiaries and VIEs, a business which provides integrated value-added service solutions for the delivery of VOD and enhanced premium content for cable providers.
Through our VIE, Sinotop, and it’s 80% owned operating joint venture Zhong Hai Video, we provide integrated value-added service solutions for the delivery of VOD, and enhanced premium content for cable providers and other distribution platforms. Zhong Hai Video's revenue will be derived primarily from a VOD model, consisting of a fee to view movies, popular titles and live events.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

In order to provide a more meaningful comparison of our financial results, our presentation of the Company’s unaudited Consolidated Results of Operations utilizes Pro Forma 2012 financial information to exclude the impact of Shandong Media which was deconsolidated effective July 1, 2012.  The operating results of Jinan Broadband are classified as discontinued operations in the Company’s unaudited Consolidated Results of Operations.

	Pro Forma Comparisons
	Three Months Ended
	As Reported	Shandong Media	Pro Forma
	June 30,	3 months	June 30,
	2012		2012
	(unaudited)	(unaudited)	(excluding Shandong Media)

Revenue	$931,000	$931,000	$-
Cost of revenue	1,064,000	583,000	481,000
Gross (loss) profit	(133,000)	348,000	(481,000)

Operating expense:
Selling, general and administrative expenses	2,388,000	226,000	2,162,000
Professional fees	529,000	-	529,000
Depreciation and amortization	550,000	24,000	526,000
Total operating expense	3,467,000	250,000	3,217,000

Loss from operations	(3,600,000)	98,000	(3,698,000)

Interest & other income / (expense)
Interest income	1,000	-	1,000
Interest expense	(19,000)	-	(19,000)
Right to purchase expense	(44,000)	-	(44,000)
Change in fair value of contingent consideration	249,000	-	249,000
Loss on investment in unconsolidated entities	(8,000)	-	(8,000)
Loss on write-off of uncollectible loans	(474,000)	(474,000)	-
Other	(58,000)	-	(58,000)

Loss before income taxes and noncontrolling interests	(3,953,000)	(376,000)	(3,577,000)

Income tax benefit	100,000	4,000	96,000

Net loss from continuing operations	(3,853,000)	(372,000)	(3,481,000)

Net loss from discontinued operations	(398,000)	-	(398,000)

Net loss	(4,251,000)	(372,000)	(3,879,000)

Net loss attributable to noncontrolling interests	529,000	186,000	343,000

Net loss attributable to YOU On Demand shareholders	$(3,722,000)	$(186,000)	$(3,536,000)

	Three Months Ended
	June 30,	June 30,	Amount	%
	2013	2012	Change	Change
		(Pro Forma)
	(unaudited)	(unaudited)

Revenue	$51,000	$-	$51,000	-
Cost of revenue	790,000	481,000	309,000	64%
Gross loss	(739,000)	(481,000)	(258,000)	54%

Operating expense:
Selling, general and administrative expenses	1,998,000	2,162,000	(164,000)	-8%
Professional fees	299,000	529,000	(230,000)	-43%
Depreciation and amortization	173,000	526,000	(353,000)	-67%
Impairments of long-lived assets	311,000	-	311,000	-
Total operating expense	2,781,000	3,217,000	(436,000)	-14%

Loss from operations	(3,520,000)	(3,698,000)	178,000	-5%

Interest & other income / (expense)
Interest income	-	1,000	(1,000)	-100%
Interest expense	(30,000)	(19,000)	(11,000)	58%
Right to purchase expense	-	(44,000)	44,000	-100%
Change in fair value of warrant liabilities	(5,000)	-	(5,000)	-
Change in fair value of contingent consideration	(42,000)	249,000	(291,000)	-117%
Loss on investment in unconsolidated entities	2,000	(8,000)	10,000	-125%
Other	72,000	(58,000)	130,000	-

Loss before income taxes and noncontrolling interests	(3,523,000)	(3,577,000)	54,000	-2%

Income tax benefit	30,000	96,000	(66,000)	-69%

Net loss from continuing operations	(3,493,000)	(3,481,000)	(12,000)	0%

Net loss from discontinued operations	(98,000)	(398,000)	300,000	-

Net loss	(3,591,000)	(3,879,000)	288,000	-7%

Net loss attributable to noncontrolling interests	311,000	343,000	(32,000)	-9%

Net loss attributable to YOU On Demand shareholders	$(3,280,000)	$(3,536,000)	$256,000	-7%

Revenues

Revenues for the three months ended June 30, 2013, totaled $51,000, as compared to none for 2012. The increase in revenue of approximately $51,000 is attributable to the roll out of our VOD business.

Gross Loss

Our gross loss for the three months ended June 30, 2013 was $739,000, as compared to $481,000 during 2012. The increase in gross loss of approximately $258,000, or 54%, is due to the amortization of additional content costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2013, decreased approximately $164,000 to $1,998,000, as compared to $2,162,000 for the three months ended June 30, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended June 30, 2013, salaries and personnel costs accounted for 50% of our selling, general and administrative expenses. For the three months ended June 30, 2013, salaries and personnel costs totaled $964,000, a decrease of $358,000, or 27%, as compared to $1,322,000 for the same period of 2012 due to staff reductions made as a part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the three months ended June 30, 2013, these costs totaled $495,000, an increase of $47,000, or 11% as compared to $448,000 in 2012. The increase is mainly due to the growth and development of our VOD business.

We reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00, as permitted by the Plan.  All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged.  We recorded approximately $55,000 for the modification charge in the second quarter of 2013.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our business. Our costs for professional fees decreased $230,000, or 43%, to $299,000 for the three months ended June 30, 2013, from $529,000 during 2012.  The decrease in professional fees was primarily due to a reduction in consulting and legal fees.

Depreciation and Amortization

Our depreciation expense increased $5,000, or 7%, to $69,000 in the three months ended June 30, 2013, from $64,000 during 2012.

Our amortization expense decreased $358,000, or 77%, to $104,000 in the three months ended June 30, 2013, from $462,000 during 202. The decrease is because our non-compete agreement was fully recognized as of January 31, 2013.

Impairment of Long-lived Assets

During the second quarter of 2013, we recorded a software impairment charge of $311,249 due to lack of adoption by the Multi System Operators, our VOD clients, who preferred to use their own software.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $5,000 for the three months ended June 30, 2013 (none in 2012). The loss is primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of approximately $42,000 and a gain of $249,000 for the three months ended June 30, 2013 and 2012, respectively. The change is primarily due to the fluctuation in our closing stock price.

Net Loss from Discontinued Operations

Net loss from discontinued operations reflects the operating results of Jinan Broadband for the three months ended June 30, 2013.  Our sale of Jinan Broadband was consummated on July 31, 2013 (see Footnote 3 for additional information on this sale).  Discontinued operations reflects losses of approximately $98,000 and $398,000 for the three months ended June 30, 2013 and 2012, respectively.  The decrease in net loss of $300,000 is mainly due to a decrease in depreciation expense being recognized.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the three months ended June 30, 2013, $51,000 of our operating losses from Jinan Broadband was allocated to Shandong Cable (previously Jinan parent), as compared to $195,000 during the same period of 2012.  Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the three months ended June 30, 2013, $260,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $149,000 during the same period of 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

In order to provide a more meaningful comparison of our financial results, our presentation of the Company’s unaudited Consolidated Results of Operations utilizes Pro Forma 2012 financial information to exclude the impact of Shandong Media which was deconsolidated effective July 1, 2012.  The operating results of Jinan Broadband are classified as discontinued operations in the Company’s unaudited Consolidated Results of Operations.

	Pro Forma Comparisons
	Six Months Ended
	As Reported	Shandong Media	Pro Forma
	June 30,	6 months	June 30,
	2012		2012
			(excluding Shandong Media)
	(unaudited)	(unaudited)

Revenue	$1,696,000	$1,696,000	$-
Cost of revenue	2,025,000	1,229,000	796,000
Gross profit	(329,000)	467,000	(796,000)

Operating expense:
Selling, general and administrative expenses	4,799,000	716,000	4,083,000
Professional fees	941,000	-	941,000
Depreciation and amortization	1,092,000	58,000	1,034,000
Total operating expense	6,832,000	774,000	6,058,000

Loss from operations	(7,161,000)	(307,000)	(6,854,000)

Interest & other income / (expense)
Interest income	2,000	-	2,000
Interest expense	(20,000)	-	(20,000)
Right to purchase expense	(44,000)	-	(44,000)
Change in fair value of contingent consideration	(463,000)	-	(463,000)
Loss on investment in unconsolidated entities	(13,000)	-	(13,000)
Loss on write-off of uncollectible loans	(474,000)	(474,000)	-
Other	(58,000)	-	(58,000)

Loss before income taxes and noncontrolling interests	(8,231,000)	(781,000)	(7,450,000)

Income tax benefit	170,000	9,000	161,000

Net loss from continuing operations	(8,061,000)	(772,000)	(7,289,000)

Net loss from discontinued operations	(974,000)	-	(974,000)

Net loss	(9,035,000)	(772,000)	(8,263,000)

Net loss attributable to noncontrolling interests	1,093,000	386,000	707,000

Net loss attributable to YOU On Demand shareholders	$(7,942,000)	$(386,000)	$(7,556,000)

	Six Months Ended
	June 30,	June 30,	Amount	%
	2013	2012	Change	Change
		(Pro Forma)
	(unaudited)	(unaudited)

Revenue	$52,000	$-	$52,000	-
Cost of revenue	1,639,000	796,000	843,000	106%
Gross loss	(1,587,000)	(796,000)	(791,000)	99%

Operating expense:
Selling, general and administrative expenses	3,900,000	4,083,000	(183,000)	-4%
Professional fees	625,000	941,000	(316,000)	-34%
Depreciation and amortization	466,000	1,034,000	(568,000)	-55%
Impairments of long-lived assets	311,000	-	311,000	-
Total operating expense	5,302,000	6,058,000	(756,000)	-12%

Loss from operations	(6,889,000)	(6,854,000)	(35,000)	1%

Interest & other income / (expense)
Interest income	1,000	2,000	(1,000)	-50%
Interest expense	(60,000)	(20,000)	(40,000)	200%
Right to purchase expense	-	(44,000)	44,000	-100%
Change in fair value of warrant liabilities	(30,000)	-	(30,000)	-
Change in fair value of contingent consideration	(84,000)	(463,000)	379,000	-82%
Loss on investment in unconsolidated entities	(1,000)	(13,000)	12,000	-92%
Other	70,000	(58,000)	128,000	-

Loss before income taxes and noncontrolling interests	(6,993,000)	(7,450,000)	457,000	-6%

Income tax benefit	61,000	161,000	(100,000)	-62%

Net loss from continuing operations	(6,932,000)	(7,289,000)	357,000	-5%

Net loss from discontinued operations	(334,000)	(974,000)	640,000	-

Net loss	(7,266,000)	(8,263,000)	997,000	-12%

Net loss attributable to noncontrolling interests	641,000	707,000	(66,000)	-9%

Net loss attributable to YOU On Demand shareholders	$(6,625,000)	$(7,556,000)	$931,000	-12%

Revenues

Revenues for the six months ended June 30, 2013, totaled $52,000, as compared to none for 2012. The increase in revenue of approximately $52,000 is attributable to the roll out of our VOD business.

Gross Loss

Our gross loss for the six months ended June 30, 2013 was $1,587,000, as compared to $796,000 during 2012. The increase in gross loss of approximately $791,000, or 99%, is due to the amortization of additional content costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2013, decreased approximately $183,000 to $3,900,000, as compared to $4,083,000 for the six months ended June 30, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the six months ended June 30, 2013, salaries and personnel costs accounted for 55% of our selling, general and administrative expenses. For the six months ended June 30, 2013, salaries and personnel costs totaled $2,127,000, a decrease of $477,000, or 18%, as compared to $2,604,000 for the same period of 2012 due to staff reductions made as a part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the six months ended June 30, 2013, these costs totaled $965,000, a decrease of $188,000, or 16% as compared to $1,153,000 in 2012. The decrease is because we incurred more marketing related consulting fee in prior period for developing our VOD business in China.

We reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00, as permitted by the Plan.  All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged.  We recorded approximately $55,000 for the modification charge in the second quarter of 2013.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our business. Our costs for professional fees decreased $316,000, or 34%, to $625,000 for the six months ended June 30, 2013, from $941,000 during 2012.  The decrease in professional fees was primarily due to a reduction in consulting and legal fees.

Depreciation and Amortization

Our depreciation expense increased $10,000, or 8%, to $136,000 in the six months ended June 30, 2013, from $126,000 during 2012.

Our amortization expense decreased $578,000, or 64%, to $330,000 in the six months ended June 30, 2013, from $908,000 during 202. The decrease is because our non-compete agreement was fully recognized as of January 31, 2013.

Impairment of Long-lived Assets

During the second quarter of 2013, we recorded a software impairment charge of $311,249 due to lack of adoption by the Multi System Operators, our VOD clients, who preferred to use their own software.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $30,000 for the six months ended June 30, 2013 (none in 2012). The loss is primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of approximately $84,000 and $463,000 for the six months ended June 30, 2013 and 2012, respectively. The change is primarily due to increases in our closing stock price.

Net Loss from Discontinued Operations

Net loss from discontinued operations reflects the operating results of Jinan Broadband for the six months ended June 30, 2013.  Our sale of Jinan Broadband was consummated on July 31, 2013 (see Footnote 3 for additional information on this sale).  Discontinued operations reflects losses of approximately $334,000 and $974,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in net loss of $640,000 is mainly due to a decrease in depreciation expense being recognized.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the six months ended June 30, 2013, $164,000 of our operating losses from Jinan Broadband was allocated to Shandong Cable (previously Jinan Parent), as compared to $477,000 during the same period of 2012.  Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the six months ended June 30, 2013, $477,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $230,000 during the same period of 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $292,000 from our continuing operations. Approximately $283,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at June 30, 2013, of approximately $11,157,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six Months Ended
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(2,927,000)	$(5,525,000)
Net cash used in investing activities	(383,000)	(615,000)
Net cash provided by financing activities	-	3,000,000
Effect of exchange rate changes on cash	13,000	39,000
Net decrease in cash and cash equivalents	(3,297,000)	(3,101,000)

Total cash and cash equivalents at beginning of period	4,381,000	7,519,000
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,000	1,087,000
Cash and cash equivalents of continuing operations at beginning of period	3,278,000	6,432,000

Total cash and cash equivalents at end of period	1,084,000	4,418,000
Less cash and cash equivalents of discontinued operations at end of period	792,000	1,197,000
Cash and cash equivalents of continuing operations at end of period	$292,000	$3,221,000

Operating Activities

The increase in cash used in operating activities relates to corporate and operational costs incurred primarily in the development of our VOD business.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 and 2012 was used primarily for (i) additions to property and equipment of $363,000 and $497,000, respectively, and (ii) investments in intangibles of $20,000 and $111,000, respectively.

Financing activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.  On July 5, 2013 the Company raised $4.0 million from the sale of Series D Preferred Stock to C Media Limited (“C Media”).  In connection with the sale of the Series D Preferred, both parties agreed to act in good faith and with fair dealing to finalize an agreement, on or before October 31, 2013, for an additional investment of between $12 million and $21 million of a new class of preferred stock of the Company.  This additional investment is contingent on several factors.   If the additional investment does not occur, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or that such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  As of June 30, 2013 the Company has an accumulated operating loss of approximately $65 million.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2013.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

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