Form 10-Q
period 2013-09-30
YOU ON DEMAND HOLDINGS, INC.
filed 2013-11-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,793,314 shares as of November 14, 2013.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company; (iv) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company, effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband; (v) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Information Technology Co. Ltd., a PRC company controlled by CB Cayman through a trust agreement with shareholder(s); (vi) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (vii) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (viii) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (ix) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (x) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing; (xi) “Shandong Media” are to our previously 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company, effective July 1,2012, Shandong Media our 30% owned company by Sinotop Beijing; (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to our variable interest entities, including Jinan Broadband and Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,214,490	$3,277,891
Marketable equity securities, available for sale	1,714	2,229
Accounts receivable, net	111,943	-
Licensed content, current	737,017	681,457
Prepaid expenses	279,452	412,669
Note receivable, sale of Jinan Broadband	3,911,088	-
Other current assets	4,684	135,486
Current assets of discontinued operations	-	1,498,852
Total current assets	6,260,388	6,008,584

Property and equipment, net	566,877	729,763
Licensed content, noncurrent	200,227	530,367
Intangible assets, net	2,705,635	3,416,858
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	681,304	655,834
Non-current assets of discontinued operations	-	5,011,161
Total assets	$16,519,909	$22,458,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,575,448	$885,366
Accrued expenses and liabilities	1,161,910	953,134
Deferred license fees, current	988,401	-
Other current liabilities	36,429	708,367
Contingent purchase price consideration liability, current	426,124	368,628
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	915,510	878,380
Current liabilities of discontinued operations	-	5,197,450
Total current liabilities	8,103,822	11,991,325

Deferred license fees, noncurrent	-	460,547
Contingent purchase price consideration liability	-	368,628
Deferred tax liability	154,946	237,075
Non-current liabilities of discontinued operations	-	68,774
Total liabilities	8,258,768	13,126,349

Commitments and Contingencies

Convertible reedeemable preferred stock, $.001 par value; 50,000,000shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at September 30, 2013 and December 31, 2012, respectively	1,261,995	1,261,995
Series B - 0 and 7,866,800 shares issued and outstanding, liquidation preference of $0 and $3,933,400 at September 30, 2013 and December 31, 2012, respectively	-	3,223,575
Series C - 87,500 and 250,000 shares issued and outstanding, liquidation preference of $350,000 and $1,000,000 at September 30, 2013 and December 31, 2012, respectively	219,754	627,868
Series D 4% - 2,285,714 and 0 shares issued and outstanding, liquidation preference of $4,000,000 and $0 at September 30, 2013 and December 31, 2012	3,711,794	-

Equity:
Common stock, $.001 par value; 1,500,000,000 shares authorized, 15,793,314 and 13,742,394 shares issued at September 30, 2013 and December 31, 2012, respectively	15,793	13,742
Additional paid-in capital	67,438,268	62,388,502
Accumulated deficit	(62,477,818)	(58,841,664)
Accumulated other comprehensive income	(737,100)	604,632
Total YOU On Demand equity	4,239,143	4,165,212
Noncontrolling interests	(1,171,545)	53,046

Total equity	3,067,598	4,218,258

Total liabilities and equity	$16,519,909	$22,458,045

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$95,295	$4,176	$146,852	$1,699,702
Cost of revenue	712,327	714,250	2,350,931	2,739,032
Gross loss	(617,032)	(710,074)	(2,204,079)	(1,039,330)

Operating expense:
Selling, general and administrative expenses	1,658,255	2,331,402	5,558,195	7,130,959
Professional fees	147,091	138,063	772,403	1,078,855
Depreciation and amortization	154,719	533,557	620,946	1,625,146
Impairments of long-lived assets	-	-	311,249	-
Total operating expense	1,960,065	3,003,022	7,262,793	9,834,960

Loss from operations	(2,577,097)	(3,713,096)	(9,466,872)	(10,874,290)

Interest & other income / (expense)
Interest income	611	360	1,185	2,763
Interest expense	(30,429)	(27,802)	(90,067)	(47,699)
Stock purchase right	-	-	-	(43,748)
Change in fair value of warrant liabilities	(6,840)	(636,308)	(37,130)	(636,308)
Change in fair value of contingent consideration	(15,649)	537,784	(99,343)	74,351
Gain on investment in unconsolidated entities	8,592	64,797	7,873	52,291
Loss on write-off of uncollectible loans	-	-	-	(473,698)
Gain on deconsolidation of Shandong Media	-	141,814	-	141,814
Other	(11,827)	(1,473)	58,769	(60,035)

Net loss from continuing operations before income taxes and noncontrolling interest	(2,632,639)	(3,633,924)	(9,625,585)	(11,864,559)

Income tax benefit	21,168	96,026	82,129	266,126

Net loss from continuing operations	(2,611,471)	(3,537,898)	(9,543,456)	(11,598,433)

Net gain (loss) from discontinued operations (including gain on disposal of $5,616,269)	5,589,872	(899,529)	5,255,474	(1,873,947)

Net income (loss)	2,978,401	(4,437,427)	(4,287,982)	(13,472,380)

Plus: Net loss attributable to noncontrolling interests	193,512	389,274	834,685	1,482,536

Net income (loss) attributable to YOU On Demand shareholders	3,171,913	(4,048,153)	(3,453,297)	(11,989,844)
Dividends on preferred stock	(1,029,829)	-	(1,029,829)	-

Net income (loss) attributable to YOU on Demand common shareholders	$2,142,084	$(4,048,153)	$(4,483,126)	$(11,989,844)

Basic earnings (loss) per share
Loss from continuing operations	$(0.22)	$(0.32)	$(0.65)	$(1.02)
Gain (loss) from discontinued operations	0.36	(0.04)	0.35	(0.09)
Basic earnings (loss) per shares	$0.14	$(0.36)	$(0.30)	$(1.11)

Diluted earnings (loss) per share
Loss from continuing operations	$(0.22)	$(0.32)	$(0.65)	$(1.02)
Gain (loss) from discontinued operations	0.36	(0.04)	0.35	(0.09)
Diluted earnings (loss) per shares	$0.14	$(0.36)	$(0.30)	$(1.11)

Weighted average shares outstanding
Basic	15,553,097	11,293,895	15,034,841	10,765,931
Diluted	15,553,097	11,293,895	15,034,841	10,765,931

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$2,978,401	$(4,437,427)	$(4,287,982)	$(13,472,380)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,424,011)	(112,719)	(1,341,217)	(57,067)
Unrealized gains (losses) on available for sale securities	343	1,029	(515)	1,201
Plus: Comprehensive loss attributable to non-controlling interest	200,353	463,908	821,583	1,534,792
Comprehensive income (loss) attributable to YOU On Demand shareholders	$1,755,086	$(4,085,209)	$(4,808,131)	$(11,993,454)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2013 (unaudited)

	Common Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	YOU On Demand Shareholders 'Equity	Noncontrolling Interest	Total Equity

Balance January 1, 2013	13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258

Warrants issued for services	-	-	108,840	-	-	108,840	-	108,840

Common shares issued for services	60,501	61	163,694	-	-	163,755	-	163,755

Common shares issued for clawback reset provision	436,238	436	658,283	-	-	658,719	-	658,719

Common shares and options issued for Sinotop acquisition earnout	245,274	245	410,230	-	-	410,475	-	410,475

Stock option compensation expense and revised modification	-	-	456,323	-	-	456,323	-	456,323

Conversion of Series B and Series C preferred shares into common shares	1,308,907	1,309	3,630,379	-	-	3,631,688	-	3,631,688

Accretion from Series D preferred shares	-	-	(808,835)	-	-	(808,835)	-	(808,835)

Valuation of warrants issued to placement agent for July 2013 Seried D 4% Preferred Share issuance	-	-	247,995	-	-	247,995	-	247,995

Beneficial conversion feature of Series D preferred stock issued	-	-	182,857	(182,857)	-	-	-	-

Sale of Jinan Broadband	-	-	-	-	(1,461,100)	(1,461,100)	(403,009)	(1,864,109)

Net loss	-	-	-	$(3,453,297)	-	(3,453,297)	(834,685)	(4,287,982)

Foreign currency translation adjustments	-	-	-	-	119,883	119,883	13,103	132,986

Unrealized losses on marketable securities	-	-	-	-	(515)	(515)	-	(515)

Balance, September 30, 2013	15,793,314	$15,793	$67,438,268	$(62,477,818)	$(737,100)	$4,239,143	$(1,171,545)	$3,067,598

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)
Cash flows from operating activities:
Net loss	$(4,287,982)	$(13,472,380)
Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	728,917	816,921
Depreciation and amortization	1,463,900	3,726,701
Amortization of licensed content	112,743	112,743
Deferred income tax	(82,129)	(282,244)
Loss on investment in unconsolidated entities	(7,873)	(52,291)
Provision for bad debt expense	-	163,076
Change in fair value of warrant liabilities	37,130	636,308
Change in fair value of contingent purchase price consideration liability	99,343	(74,351)
Cost of right to purchase	-	43,748
Gain on sale of Jinan Broadband	(5,616,269)	-
Gain on deconsolidation of Shandong Media, net of cash	-	(334,589)
Impairment of long-lived assets	311,249	420,000
Loss on uncollectible shareholder loan and related party loan	-	473,698
Change in assets and liabilities,
Accounts receivable	(111,371)	(182,094)
Inventory	(65,367)	2,024
Licensed content	650,939	135,242
Prepaid expenses and other assets	278,543	(855,786)
Accounts payable	594,940	(434,828)
Accrued expenses and liabilities	(12,546)	231,579
Deferred revenue	119,483	176,818
Deferred license fee	(2,795)	462,966
Other current liabilities	95,938	16,031
Other	(742)	12,054
Net cash used in operating activites	(5,693,949)	(8,258,654)

Cash flows from investing activities:
Acquisition of property and equipment	(424,689)	(789,967)
Investments in intangibles	(22,662)	(111,914)
Cash received from sale of Jinan Broadband (net of cash sold)	(190,760)	-
Leasehold improvements	-	(10,754)
Loans to Shandong Media shareholders	-	(32,771)
Loan repayments from Shandong Media shareholders	-	29,663
Net cash used in investing activities	(638,111)	(915,743)

Cash flows from financing activities
Proceeds from sale of Preferred D converitble shares	4,000,000	-
Proceeds from sale of equity securities	-	3,585,000
Proceeds from issuance of convertible note	-	3,000,000
Costs associated with financings and share issuances	(849,046)	(118,906)
Net cash provided by financing activities	3,150,954	6,466,094

Effect of exchange rate changes on cash	14,553	18,760

Net decrease in cash and cash equivalents	(3,166,553)	(2,689,543)

Total cash and cash equivalents at beginning of period	4,381,043	7,519,574
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,152	1,086,627
Cash and cash equivalents of continuing operations at beginning of period	3,277,891	6,432,947

Cash and cash equivalents at end of period	1,214,490	4,830,031

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,011	$1,170
Value of warrants issued for issuance costs in connection with Preferred Series D shares	$247,995	$-
Value of shares and warrants issued for issuance costs in connection with private financing	$-	$514,840
Value of shares and options issued for Sinotop contingent consideration earnout	$410,475	$1,308,391
Value of common stock issued from conversion of Preferred Series B shares	$3,223,575	$726,783
Value of common stock issued from conversion of Preferred Series C shares	$408,114	$-
Software contributed in lieu of issued capital included in intangibles	$-	$398,183

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband and as such, Jinan Broadband’s assets and liabilities have been classified on the balance sheet as assets and liabilities of discontinued operations.  The operating results of Jinan Broadband have been classified as discontinued operations in our statements of operations for all periods presented (see Note 3).  Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 5, 2013.

Reclassifications

Certain prior year information has been reclassified to be comparable with the current period presentation.  This reclassification has no effect on previously reported net loss.

2.	Going Concern and Management’s Plans

For the nine months ended September 30, 2013, we had a net loss of approximately $3.5 million and we used cash for operations of approximately $5.7 million. We had a working capital deficit of approximately $1.8 million and accumulated deficit of approximately $62 million, at September 30, 2013.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.  On July 5, 2013 the Company raised $4.0 million from the sale of Series D Preferred Stock to C Media Limited (“C Media”).  In connection with the sale of the Series D Preferred, both parties agreed to act in good faith and with fair dealing to finalize an agreement, on or before October 31, 2013, for an additional investment of between $12 million and $21 million of a new class of preferred stock of the Company which was then amended as described below.

On November 4, 2013, we entered into an amendment to the Series D Stock Purchase Agreement.  Pursuant to the Series D Amendment, the parties agreed that each party would act in good faith and with fair dealing to finalize an agreement on or before the 30th day following the issuance of the Bridge Note (a Bridge Note in the amount of $2 million was entered into on November 4, 2013 between the Company and C Media – see subsequent events for additional information).

This additional investment is contingent on several factors.  If the additional investment does not occur, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We anticipate that we will need to raise additional funds to fully implement our business model and related strategies.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.   The Company's independent registered public accounting firm's report of the financial statements as of and for the year ended December 31, 2012, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

3.	Discontinued Operations

On May 20, 2013, we entered into an Equity Transfer Agreement with Shandong Broadcast Network (“Shandong Broadcast”) pursuant to which the parties conditionally agreed to the sale to Shandong Broadcast of our 51% equity interest in Jinan Broadband.  Pursuant to its terms, and a separate letter agreement between the parties dated July 23, 2013, the 51% interest transfer in Jinan Broadband would become effective upon (i) approval of the relevant PRC governmental authorities, and (ii) agreement between the parties of final terms for the payment of the RMB 29,000,000 (approximately $4.7 million) payment price by Shandong Broadcast.  On June 20, 2013, the sale was approved by the PRC Administration for Industry and Commerce.  On July 31, 2013, the parties agreed on pricing terms whereby Shandong Broadcast would pay (i) RMB 5,000,000 by July 31, 2013, (ii) RMB 10,000,000 by November 20, 2013, and (ii) the remaining RMB 14,000,000 by May 20, 2014.  Accordingly, based on the agreements between the parties, the sale of Jinan Broadband to Shandong Broadcast became final on July 31, 2013.  In order to focus on our core VOD business and help with cash flow needs, the Company decided to sell our ownership of Jinan Broadband.  In the third quarter of 2013, we recorded a gain of approximately $5.6 million related to the sale of Jinan Broadband.

On November 1, 2013, we received early payment of the entire remaining balance (RMB 24,000,000) from Shandong Broadcast.

Jinan Broadband meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations for all periods presented.  The following table summarizes the result from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2013 (1 month) (unaudited)	September 30, 2012 (3 months) (unaudited)	September 30, 2013 (7 months) (unaudited)	September 30, 2012 (9 months) (unaudited)
Revenue	$550,068	$1,189,423	$3,095,148	$3,814,881
Cost of revenue	306,320	833,512	1,954,552	2,527,901
Gross profit	243,748	355,911	1,140,596	1,286,980

Operating expense:
Selling, general and administrative	151,190	128,306	656,615	657,772
Professional fees	-	1,274	1,416	1,274
Depreciation and amortization	119,172	713,417	844,233	2,101,555
Impairmentsof long-lived assets	-	420,000	-	420,000
Total operating expense	270,362	1,262,997	1,502,264	3,180,601

Loss from operations	(26,614)	(907,086)	(361,668)	(1,893,621)

Interest & other income / (expense)
Interest income	244	2,382	1,765	4,369
Interest expense	(28)	(198)	(893)	(813)

Net loss before income taxes and noncontrolling interest	(26,398)	(904,902)	(360,796)	(1,890,065)
Income tax (expense) benefit	-	5,373	-	16,118
Net loss from discontinued operations	(26,398)	(899,529)	(360,796)	(1,873,947)
Plus: Net loss attributable to noncontrolling interest	12,935	440,769	176,790	918,234
Net loss attributable to YOU On Demand shareholders	$(13,463)	$(458,760)	$(184,006)	$(955,713)

The following table summarizes the assets and the liabilities from discontinued operations as of the disposal date and December 31, 2012 in the Company’s Consolidated Balance Sheets:

	July 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$1,002,277	$1,103,152
Inventories, net	459,520	384,088
Pepaid expenses	-	11,110
Other current assets	4,596	502
Total current assets	$1,466,393	$1,498,852

Property and equipment, net	$3,135,943	$3,368,831
Intangible assets, net	1,596,950	1,642,330
Total noncurrent assets	$4,732,893	$5,011,161

Liabilities
Accounts payable	$1,172,741	$1,245,141
Accrued expenses and liabilities	1,582,274	1,503,408
Deferred revenue	1,984,973	2,091,788
Amount due to Jia He DTV	147,564	144,592
Other current liabilities	287,630	212,521
Total current liabilities	$5,175,182	$5,197,450

Deferred tax liabilities	$68,774	$68,774
Total noncurrent liabilities	$68,774	$68,774

4.	Property and Equipment

The following is a breakdown of our property and equipment:

	September 30, 2013	December 31, 2012

Furniture and office equipment	$974,149	$926,962
Leasehold improvements	183,349	178,555
Total property and equipment	1,157,498	1,105,517
Less: accumulated depreciation	(590,621)	(375,754)
Net carrying value	$566,877	$729,763

We recorded depreciation expense of $70,064 and $206,549 for the three and nine months ended September 30, 2013.  We recorded depreciation expense of $66,300 and $192,257 for the three and nine months ended September 30, 2012.

5.	Goodwill and Intangible Assets

A roll forward of our intangible assets activity for the nine months ended September 30, 2013 is as follows:

	Balance at January 1, 2013	Additions	Amortization Expense	Impairment Charge	Foreign Currency Transl Adj	Balance at September 30, 2013
Amortized intangible assets:
Charter / Cooperation agreements	$2,422,824	$-	$(103,344)	$-	$-	$2,319,480
Noncompete agreement	121,252	-	(121,252)	-	-	-
Software and licenses	504,514	2,234	(101,824)	(311,249)	8,030	101,704
Website development	233,978	-	(90,097)	-	6,280	150,161
Total amortized intangible assets	$3,282,568	$2,234	$(416,517)	$(311,249)	$14,310	$2,571,345

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $84,655 and $414,397 for the three and nine months ended September 30, 2013, respectively and $467,257 and $1,375,177 for the three and nine months ended September 30, 2012, respectively.

During the second quarter of 2013, we recorded a software impairment charge of $311,249 due to the lack of adoption by the Multi System Operators (our VOD clients) who preferred to use their own software.

The following table outlines the amortization expense for the next five years and thereafter:

Years ending December 31,	Sinotop Hong Kong	Sinotop	Total
2013 (3 months)	$34,448	$50,402	$84,850
2014	137,791	165,812	303,603
2015	137,791	18,594	156,385
2016	137,791	16,150	153,941
2017	137,791	638	138,429
Thereafter	1,733,867	270	1,734,137
Total amortization to be recognized	$2,319,479	$251,866	$2,571,345

6.	Fair Value Measurements

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

Common stock is valued at closing price reported on the active market on which the individual securities are traded.  Our contingent purchase price consideration is valued using the Black Scholes Merton Model method and our warrant liabilities are valued using the Monte Carlo simulation method, which is based on valuation theories underlying the Black-Scholes Merton model.

Annually we review the valuation techniques used and determine if the fair value measurements are still appropriate and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information. There were no changes in the valuations techniques during the current quarter.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013 Fair Value Measurements (Unaudited)
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,714	$-	$-	$1,714

Liabilities
Warrant liabilities (see Note 11)	$-	$-	$915,510	$915,510
Contingent purchase price consideration, current (see Note 7)	-	-	426,124	426,124
Contingent purchase price consideration, noncurrent (see Note 7)	-	-	-	-

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229

Liabilities
Warrant liabilities (See Note 11)	$-	$-	$878,380	$878,380
Contingent purchase price consideration, current (see Note 7)	-	-	368,628	368,628
Contingent purchase price consideration, noncurrent (see Note 7)	-	-	368,628	368,628

The table below reflects the components effecting the change in fair value for the nine months ended September 30, 2013:

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2013

	1/1/2013	Purchases, sales and issuances and settlements	Change in Fair Value (gain) / loss	9/30/2013

Liabilities:
Warrant liabilities (See Note 11)	$878,380	$-	$37,130	$915,510
Contingent purchase price consideration (See Note 7)	737,256	(410,475)	99,343	$426,124

	Quantitative Information about Level 3 Fair Value Measurements
	For the Nine Months Ended September 30, 2013

	Fair Value at 9/30/2013	Valuation Techniques	Unobservable Inputs	Input

Warrant liabilities	$915,510	Monte Carlo Simulation Method	Risk-free rate of interest	1.128%
			Expected volatility	70%
			Expected life (years)	3.92
			Expected dividend yield	0%

Contingent consideration	$426,124	Black-Scholes Merton Model	Risk-free rate of interest	1.010%
			Expected volatility	75%
			Expected life (years)	4.00
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration includes the risk free interest rate, expected volatility, expected life and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of $15,649 and $99,343 for the three and nine months ended September 30, 2013, respectively.  We reported a gain of $537,784 and $74,351 for the three months and nine months ended September 30, 2012, respectively.

As of the end of the second earn-out year (July 1, 2013), the second year milestone was achieved with over 11 million homes having access to our VOD services. As such, we have issued in total 490,548 shares of our common stock and 53,333 options to Mr. Liu for achieving the first two year milestones. As of September 30, 2013, we recorded a purchase price consideration liability in the amount of $426,124 related to the remaining earn-out year.

The following is a summary of the earned purchase price consideration and the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at September 30, 2013 and December 31, 2012.

Class of consideration	January 1, 2013 Fair Value	Earned Fair Value	Change in Fair Value	September 30, 2013 Fair Value
Common shares	$711,294	$(394,892)	$93,205	$409,607
Stock options	25,962	(15,583)	6,138	16,517
Total earned and contingent consideration	$737,256	$(410,475)	$99,343	$426,124

The number of instruments remaining to be earned consists of 245,274 common shares and 26,666 options.

8.	Related Party Transactions

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

On April 12, 2013, the Majority Shareholders approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

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

In connection with the Series E Amendment, on November 4, 2013, the Company and Mr. McMahon entered into a Waiver (the “McMahon Note Waiver”), pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the McMahon Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the McMahon Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note is repaid in full or converted into Series D Shares, and (iii) Mr. McMahon waived the Company’s obligation to repay the McMahon Note with the proceeds received from the issuance of the Bridge Note.  See Subsequent event footnote below for further information.

On June 10, 2013, Shane McMahon made a short-term loan in the amount of $40,000 to the Company which was repaid in full on July 11, 2013.

On June 26, 2013, at the Company’s request, Shane McMahon made a loan to the Company in the amount of $150,000 in order for the Company to make certain payments, pending consummation of the Series D investment transaction described in Note 9.  In consideration for the loan, the Company issued a Promissory Note to Mr. McMahon in the aggregate principal amount of $150,000 (the “Note”).  The Note was to mature on the earlier of the Series D investment transaction, or, if that transaction was not consummated, six months from the date of issuance.  On July 11, 2013, the Company repaid all amounts owed to Mr. McMahon under the Note.

Sinotop

Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $41,000 and $40,000 for the three months ended September 30, 2013 and 2012, and $121,000 and $119,000 for the nine months ended September 30, 2013 and 2012, respectively, to Hua Cheng Film and Television Digital Program Co., Ltd., the minority shareholder of Sinotop.

9.	Series D and Series E Preferred Stock Financing, July 2013

The components of Series D Preferred Stock, classified as temporary equity in the consolidated balance sheet, are summarized as follows:

September 30, 2013
4% convertible preferred stock - face value	$4,000,000
Unamortized discount	(288,206)
4% convertible preferred stock, net of discount	$3,711,794

On July 5, 2013, we entered into a Series D Preferred Stock Purchase Agreement with C Media Limited (the “Investor”), pursuant to which we sold to the Investor 2,285,714 shares of Series D 4% Convertible Redeemable Preferred Stock of the Company (the “Series D Preferred Stock”) for $1.75 per share, or a total purchase price of $4,000,000.

The Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the Investor at a conversion price of $1.75 per share.  The dividends on the Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. In the event the Series E Preferred Stock financing transaction is not consummated on or prior to October 31, 2013, the Series D Preferred Stock shall become immediately redeemable at the option of the Investor.  The redemption may be exercised in whole or in part at $1.75 dollars per share, plus all unpaid and accrued dividends.  The Investor shall have the right to vote with our stockholders in any matter.  The Investor shall be entitled to one vote per common stock on an as-converted basis, based on the conversion price of $1.75 per share.  Upon any liquidation, dissolution or winding-up of the Corporation, the Investor shall be entitled to receive an amount equal to the then-outstanding Series D Preferred Stock at $1.75 per share, plus any accrued and unpaid dividends, prior to and in preference of holders of common stock or Series A, B or C preferred stock.

The Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock and (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock.  Since the Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

The Company paid issuance costs of approximately $849,000 in cash and issued warrants to the placement agent to purchase 228,571 shares of our common stock at $1.75 per share.  The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.60%. The exercise price of the warrants was $1.75.  The warrants were valued at $247,995 at the date of issuance.  The preferred stock was recorded net of issuance costs of $1,097,041 at the issuance date, which was accreted over a period from July 5, 2013 to October 31, 2013 with the initial redemption terms, as a charge to additional paid-in capital, due to our deficit in retained earnings during the period ended September 30, 2013. For the three months ended September 30, 2013, the Company recorded $808,835 as accretion on Series D Preferred stock and to additional paid-in capital.

The Company recognized a beneficial conversion feature discount on Series D Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series D Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $183,000 of beneficial conversion feature as a deemed dividend and increase in Series D Preferred Stock on the date of issuance since these shares were convertible at the issuance date. Further, the Company is obligated to pay cumulative dividends of 4% annum, payable annually on December 31 and as of September 30, 2013 the amount of undeclared dividends payable was approximately $38,000.

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

On November 4, 2013, in connection with the Company’s Series D Preferred Stock Purchase Agreement we issued a convertible note to C Media and entered into an amendment to the Series D Agreement.  See subsequent events footnote below for additional information.

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

The proceeds from the sale were allocated to Common Stock, Series C Convertible, Preferred Stock, warrants and beneficial conversion features based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Common Stock and Series C Preferred stock was based on the closing price paid by investors. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 75% and an interest rate of .66%. The exercise price of the warrants was $4.25.

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 of beneficial conversion feature as an increase in additional paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date. The Series C Preferred Stock is classified as temporary equity at September 30, 2013, based on its conversion characteristics. The Series C Preferred Stock is not deemed to be an embedded derivative instrument to be bifurcated since it is indexed to its own stock.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the consolidated statement of operations.  On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. As of September 30, 2013 and December 31, 2012, the warrant liability was re-valued using the Monte Carlo valuation as disclosed in Note 6, Fair Value Measurement, and was adjusted to its current fair value of approximately $916,000 and $878,000 as determined by the Company, resulting in a loss of approximately $7,000 and $37,000 for the three and nine months ended September 30, 2013.

As a result of the Negative Clawback provisions included in the warrant agreement we have reset the exercise price from $4.25 per share to $1.50 per share. The fair value calculation on our warrant liability includes this reset.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummated an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “Additional Securities”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company would be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares that was equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing. As a result of our December 2012 retail financing the Company adjusted the number of shares in accordance with the negative clawback provisions and recorded a charge to operations of $659,000 for the issuance of additional shares.  On June 12, 2013, we issued 436,238 shares to fulfill this obligation.

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

12.	Net Profit (Loss) Per Common Share

Basic profit (net) loss per common share attributable to YOU On Demand shareholders is calculated by dividing the profit (net) loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net profit (loss) per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks.  In determining the income (loss) to common stockholders, net income (loss) has been reduced by dividends and accretion on Series D Preferred Stock.

In January 2013, the remainder of our Series B Preferred Shares (7,866,800) was converted to 1,048,907 common shares.  In September 2013, 162,500 shares of our Series C Preferred Shares were converted to 260,000 common shares.

For the three and nine months ended September 30, 2013 and 2012, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)	September 30, 2013 (unaudited)	June 30, 2012 (unaudited)
Warrants	621,905	1,345,642	1,598,968	1,345,642
Stock purchase right	-	75,000	-	75,000
Options	1,606,501	1,601,245	1,606,501	1,601,245
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series B Preferred Stock	-	1,048,907	-	1,048,907
Series C Preferred Stock	140,000	250,000	140,000	250,000
Series D 4% Preferred Stock	2,308,551	-	2,308,551	-
Convertible promissory note	1,896,612	-	1,896,612	-
Total	7,506,902	5,254,127	8,483,965	5,254,127

At September 30, 2013, the Company has reserved 11,148,057 shares of its authorized but unissued common stock for possible future issuance in connection with the following:

September 30,2013 (unaudited)
Exercise of stock warrants	1,598,968
Exercise and future grants of stock options	4,025,319
Conversion of preferred stock	3,381,884
Contingent issuable shares in connection with Sinotop acquisition	245,274
Issuable shares from conversion of promissory note payable	1,896,612
Total	11,148,057

13.	Share-Based Payments

Stock Options

As of September 30, 2013, the Company has 1,606,501 options and 1,598,968 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three and nine months ended September 30, 2013 and 2012:

	3 Months Ended September 30,		9 Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Stock option amortization	$112,000	$192,000	$401,000	$602,000	(a)
Cost of stock option price reduction	-	-	55,000	-	(b)
Stock issued for services	57,000	139,000	442,000	178,000	(c)
Stock warrants issued for services	21,000	10,000	109,000	36,000	(d)
Right to purchase shares	-	-	-	44,000
	$190,000	$341,000	$1,007,000	$860,000

(a)
The Company accounts for its stock option awards pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2013 and 2012: risk-free interest rate of 1.04% to 1.98%, expected volatility of 75%, expected life of 4.0 to 10.0 years and expected dividend yield of 0%.

(b)	The Compensation Committee of the Board of Directors (acting as Administrator) reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00. The Plan permits the Administrator to reduce the exercise price of any award granted under the Plan if the fair market value of the award has declined since the date of grant. All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged. The exercise prices of stock options held by the Company’s Chairman, Shane McMahon, and the Company’s CEO, Weicheng Liu, were not reduced by the Committee. We recorded approximately $55,000 for the modification charge in the second quarter of 2013. The modification resulted in a gain of approximately $409,000 related to the unrecognized compensation expense which will be recognized over the vesting periods of the new options. These vesting periods range from 17 months to 38 months.

(c)	In 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors. In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.

During 2012 and 2013, the Company granted a total of 242,120 shares to certain consultants and Directors for services. As of September 30, 2013 all of these shares were vested. We record the common shares at the closing price on the issue date.  We expensed to consulting and marketing services $57,000 and $442,000 during the three months and nine months ended September 30, 2013 and $139,000 and $178,000 during the three and nine months ended September 30, 2012.

(d)	In 2013, we issued 166,677 consulting warrants and 6,667 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model. We expensed to marketing $21,000 and $109,000 during the three months and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, we recorded $10,000 and $36,000, respectively, for marketing services.

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

Stock option activity for the nine months ended September 30, 2013 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Approved plan	4,000,000

Outstanding at January 1, 2013	1,585,401	$3.54
Granted	26,667	3.75
Exercised	-	-
Canceled	(5,567)	20.36
Outstanding at September 30, 2013	1,606,501	$2.71

Options exercisable at September 30, 2013 (vested)	1,279,612	$2.65

Options available for issuance	2,393,499

As of September 30, 2013, there was no aggregate intrinsic value of shares outstanding and exercisable since our closing stock price was below all of the exercise prices.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price
$2 - $3	698,501	7.44	$2.00	538,834	$2.00
$3 - $5	906,667	7.37	3.18	739,445	3.13
$5 - $74	-	-	-	-	-
$74 - $75	1,333	4.45	75.00	1,333	75.00
	1,606,501	7.40	$2.72	1,279,612	$2.73

The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	518,330	$2.71
Granted	26,667	3.75
Vested	(216,441)	2.85
Canceled	(1,667)	2.00
Non-vested at September 30, 2013	326,889	$2.71

As of September 30, 2013 the Company had total unrecognized compensation expense related to options granted of approximately $658,000 which will be recognized over a remaining service period of 2.67 years.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the July 2010, August 2012, December 2012 and July 2013 financings, the WB Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of September 30, 2013, the weighted average exercise price was $2.32 and the weighted average remaining life was 3.9 years. The following table outlines the warrants outstanding and exerciseable as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)	December 31, 2012
Warrants Outstanding	Number of Warrants Outstanding	Number of Warrants Outstanding	Exercise Price	Expiration Date
Share Exchange Consulting Warrants ($45.00 exercise price)	-	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	-	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	-	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	-	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	-	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
2011 Service Agreement Warrants ($7.20 exercise price)	26,667	20,000	$7.20	6/15/2016
2012 August Financing Warrants ($1.50 exercise price)	977,063	977,063	$1.50	8/30/2017
2013 Service Agreement Warrants ($2.00 exercise price)	166,667	-	$2.00	2/26/2018
2013 Broker Warrants ($1.75 exercise price)	228,571	-	$1.75	7/5/2018
	1,598,968	1,348,975

14.	Commitments and Contingencies

Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2013, the Company's potential minimum cash obligation to these employees was approximately $717,000.

Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China through 2016 as follows:

Years ending December 31,	Leased Property Costs
2013 (3 months)	$77,000
2014	610,000
2015	596,000
2016	500,000
Thereafter	-
Total	$1,783,000

Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Years ending December 31,	Content Costs
2013 (3 months)	$1,215,000
2014	2,178,000
2015	2,321,000
2016	1,056,000
Thereafter	-
Total	$6,770,000

Other

The Company is committed to paying service fees to certain consultants of $85,000 through the first quarter of 2014.

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

15.	Income Taxes

As of September 30, 2013, the Company had approximately $18.4 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $12.0 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2033 and year 2013 (at year-end) to year 2018, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

16.	Subsequent Events

Convertible Note

On November 4, 2013, YOU On Demand Holdings, Inc. issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”) in consideration for a $2,000,000 loan to the Company by C Media.  The Bridge Note has an annual interest rate of 4% and matures on January 5, 2015.  Upon the closing of a financing pursuant to the terms of that certain Series D Stock Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media invests funds in the Company in exchange for shares of the Series E Convertible Preferred Stock of the Company, the principal amount and all unpaid interest of the Bridge Note shall automatically be converted into Series E Shares at a conversion price equal to the per share purchase price paid for Series E Shares by C Media.  If the Bridge Note is not converted into Series E Shares within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Agreement (defined below) have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note may, at C Media’s option, be converted into shares of the Company’s Series D 4% Convertible Redeemable Preferred Stock at a conversion price of $1.75 per share.

Amendment to Series D Stock Purchase Agreement

On November 4, 2013, in connection with the issuance of the Bridge Note, the Company and C Media entered into Amendment No. 1 to the Series D Agreement.  Pursuant to the original Series D Agreement, dated July 5, 2013, the Company and C Media agreed, among other things, that each party would act in good faith and with fair dealing to finalize an agreement for the purchase and sale of shares Series E Shares pursuant to the terms of a Series E Preferred Stock Purchase Agreement on or before October 31, 2013.  Pursuant to the Series D Amendment, the parties agreed that each party would act in good faith and with fair dealing to finalize the Series E Agreement on or before the 30th day following the issuance of the Bridge Note.  In addition, the Series D Agreement provided that the Company would file a registration statement covering the Series D Shares on or before November 1, 2013.  Pursuant to the Series D Amendment, the Company shall have until 3 business days following the 30th day after issuance of the Bridge Note in order to file such registration statement.

Also in connection with the Series D Amendment, C Media executed a waiver and consent with the Company as of October 31, 2013 agreeing, among other things, to waive its right to redeem its Series D Shares as of October 31, 2013 until the 30th day following the issuance of the Bridge Note or the Optional Extension Date.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The operating results of Jinan Broadband are classified as discontinued operations in the Company’s unaudited Consolidated Results of Operations.

	Three Months Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)	Amount Change	% Change

Revenue	$95,000	$4,000	$91,000	2275%
Cost of revenue	712,000	714,000	(2,000)	0%
Gross loss	(617,000)	(710,000)	93,000	-13%

Operating expense:
Selling, general and administrative expenses	1,658,000	2,331,000	(673,000)	-29%
Professional fees	147,000	138,000	9,000	7%
Depreciation and amortization	155,000	534,000	(379,000)	-71%
Total operating expense	1,960,000	3,003,000	(1,043,000)	-35%

Loss from operations	(2,577,000)	(3,713,000)	1,136,000	-31%

Interest & other income / (expense)
Interest income	1,000	-	1,000	-
Interest expense	(30,000)	(28,000)	(2,000)	7%
Change in fair value of warrant liabilities	(7,000)	(636,000)	629,000	-99%
Change in fair value of contingent consideration	(16,000)	538,000	(554,000)	-103%
Gain on investment in unconsolidated entities	9,000	65,000	(56,000)	-86%
Gain on deconsolidation of Shandong Media	-	142,000	(142,000)	-100%
Other	(12,000)	(2,000)	(10,000)	500%

Loss from continuing operations before income taxes and noncontrolling interests	(2,632,000)	(3,634,000)	1,002,000	-28%

Income tax benefit	21,000	96,000	(75,000)	-78%

Net loss from continuing operations	(2,611,000)	(3,538,000)	927,000	-26%

Net gain (loss) from discontinued operations (including gain on disposal of $5,616,269)	5,590,000	(899,000)	6,489,000	-722%

Net gain (loss)	2,979,000	(4,437,000)	7,416,000	-167%

Net loss attributable to noncontrolling interests	193,000	389,000	(196,000)	-50%

Net gain (loss) attributable to YOU On Demand shareholders	3,172,000	(4,048,000)	7,220,000	-178%

Dividends on preferred stock	(1,030,000)	-	(1,030,000)	-

Net gain (loss) attributable to YOU on Demand common shareholders	$2,142,000	$(4,048,000)	$6,190,000

Revenues

Revenues for the three months ended September 30, 2013, totaled $95,000, as compared to $4,000 for 2012. The increase in revenue of approximately $91,000 is attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the three months ended September 30, 2013 was $617,000, as compared to $710,000 during 2012. The decrease in gross loss of approximately $93,000, or 13%, is due to increased revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2013, decreased approximately $673,000 to $1,658,000, as compared to $2,331,000 for the three months ended September 30, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended September 30, 2013, salaries and personnel costs accounted for 53% of our selling, general and administrative expenses. For the three months ended September 30, 2013, salaries and personnel costs totaled $872,000 (excluding $252,000 for severance pay), a decrease of $389,000, or 31%, as compared to $1,262,000 for the same period of 2012 due to staff reductions made as a part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the three months ended September 30, 2013, these costs totaled $273,000, a decrease of $731,000, or 73% as compared to $1,004,000 in 2012.   The decrease is because we incurred more marketing related and technology expense in the prior period while developing our VOD business.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our business. Our costs for professional fees increased $9,000, or 7%, to $147,000 for the three months ended September 30, 2013, from $138,000 during 2012.

Depreciation and Amortization

Our depreciation expense increased $4,000, or 6%, to $70,000 in the three months ended September 30, 2013, from $66,000 during 2012.

Our amortization expense decreased $382,000, or 82%, to $85,000 in the three months ended September 30, 2013, from $467,000 during 202. The decrease is because our non-compete agreement was fully amortized as of January 31, 2013.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $7,000 for the three months ended September 30, 2013 compared to $636,000 for the same period in 2012. The loss is primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of approximately $16,000 and a gain of $538,000 for the three months ended September 30, 2013 and 2012, respectively. The change is primarily due to the fluctuation in our closing stock price.

Gain on sale of Jinan Broadband

Effective July 31, 2013, we sold our interest in Jinan Broadband and recorded a gain of approximately $5.6 million as discussed in Note 3 of our consolidated financial statements.

Net Loss from Discontinued Operations

Net loss from discontinued operations reflects the operating results of Jinan Broadband for the one month period ended July 31, 2013 (sold date).  Our sale of Jinan Broadband was consummated on July 31, 2013 (see Footnote 3 for additional information on this sale).  Discontinued operations  reflects losses of approximately $26,000 (one month period) and $899,000 for the one and three months ended September 30, 2013 and 2012, respectively.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the one month ended July 31, 2013, $13,000 of our operating losses from Jinan Broadband was allocated to Shandong Cable (previously Jinan parent), as compared to $441,000 of operating loss during the three months ended September 30, 2012.  Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the three months ended September 30, 2013, $180,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $52,000 of our operating income during the same period of 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

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

	Pro Forma Comparisons
	Nine Months Ended
	As Reported September 30, 2012	Shandong Media 6 months	Pro Forma September 30, 2012 (excluding Shandong Media)
	(unaudited)	(unaudited)

Revenue	$1,700,000	$1,696,000	$4,000
Cost of revenue	2,739,000	1,229,000	1,510,000
Gross profit	(1,039,000)	467,000	(1,506,000)

Operating expense:
Selling, general and administrative expenses	7,131,000	716,000	6,415,000
Professional fees	1,079,000	-	1,079,000
Depreciation and amortization	1,625,000	58,000	1,567,000
Total operating expense	9,835,000	774,000	9,061,000

Loss from operations	(10,874,000)	(307,000)	(10,567,000)

Interest & other income / (expense)
Interest income	3,000	-	3,000
Interest expense	(48,000)	-	(48,000)
Right to purchase expense	(44,000)	-	(44,000)
Change in fair value of warrant liabilities	(636,000)	-	(636,000)
Change in fair value of contingent consideration	74,000	-	74,000
Loss on investment in unconsolidated entities	52,000	-	52,000
Loss on write-off of uncollectible loans	(474,000)	(474,000)	-
Gain on deconsolidation of Shandong Media	142,000	-	142,000
Other	(60,000)	-	(60,000)

Loss before income taxes and noncontrolling interests	(11,865,000)	(781,000)	(11,084,000)

Income tax benefit	266,000	9,000	257,000

Net loss from continuing operations	(11,599,000)	(772,000)	(10,827,000)

Net loss from discontinued operations	(1,874,000)	-	(1,874,000)

Net loss	(13,473,000)	(772,000)	(12,701,000)

Net loss attributable to noncontrolling interests	1,483,000	386,000	1,097,000

Net loss attributable to YOU On Demand shareholders	$(11,990,000)	$(386,000)	$(11,604,000)

	Nine Months Ended
	September 30, 2013 (unaudited)	September 30, 2012 (Pro Forma) (unaudited)	Amount Change	% Change

Revenue	$147,000	$4,000	$143,000	3575%
Cost of revenue	2,351,000	1,510,000	841,000	56%
Gross loss	(2,204,000)	(1,506,000)	(698,000)	46%

Operating expense:
Selling, general and administrative expenses	5,558,000	6,415,000	(857,000)	-13%
Professional fees	773,000	1,079,000	(306,000)	-28%
Depreciation and amortization	621,000	1,567,000	(946,000)	-60%
Impairments of long-lived assets	311,000	-	311,000	-
Total operating expense	7,263,000	9,061,000	(1,798,000)	-20%

Loss from operations	(9,467,000)	(10,567,000)	1,100,000	-10%

Interest & other income / (expense)
Interest income	1,000	3,000	(2,000)	-67%
Interest expense	(90,000)	(48,000)	(42,000)	88%
Right to purchase expense	-	(44,000)	44,000	-100%
Change in fair value of warrant liabilities	(37,000)	(636,000)	599,000	-94%
Change in fair value of contingent consideration	(99,000)	74,000	(173,000)	-234%
Loss on investment in unconsolidated entities	8,000	52,000	(44,000)	-85%
Gain on deconsolidation of Shandong Media	-	142,000	(142,000)	-100%
Other	59,000	(60,000)	119,000	-198%

Loss from continuing operations before income taxes and noncontrolling interests	(9,625,000)	(11,084,000)	1,459,000	-13%

Income tax benefit	82,000	257,000	(175,000)	-68%

Net loss from continuing operations	(9,543,000)	(10,827,000)	1,284,000	-12%

Net gain (loss) from discontinued operations (including gain on disposal of $5,616,269)	5,255,000	(1,874,000)	7,129,000	-380%

Net loss	(4,288,000)	(12,701,000)	8,413,000	-66%

Net loss attributable to noncontrolling interests	835,000	1,097,000	(262,000)	-24%

Net loss attributable to YOU On Demand shareholders	(3,453,000)	(11,604,000)	8,151,000	-70%

Dividends on preferred stock	(1,030,000)	-	(1,030,000)	-

Net loss attributable to YOU on Demand common shareholders	$(4,483,000)	$(11,604,000)	$7,121,000

Revenues

Revenues for the nine months ended September 30, 2013, totaled $147,000, as compared to $4,000 for 2012. The increase in revenue of approximately $143,000 is attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the nine months ended September 30, 2013 was $2,204,000, as compared to $1,510,000 during 2012. The increase in gross loss of approximately $698,000, or 46%, is primarily due to the amortization of additional content costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2013, decreased approximately $857,000 to $5,558,000, as compared to $6,415,000 for the nine months ended September 30, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the nine months ended September 30, 2013, salaries and personnel costs accounted for 54% of our selling, general and administrative expenses. For the nine months ended September 30, 2013, salaries and personnel costs totaled $3,000,000 (excluding $252,000 for severance pay), a decrease of $866,000, or 22%, as compared to $3,866,000 for the same period of 2012 due to staff reductions made as a part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the nine months ended September 30, 2013, these costs totaled $1,238,000, a decrease of $390,000, or 24% as compared to $1,628,000 in 2012. The decrease is because we incurred more marketing related and technology expense in the prior period while developing our VOD business.

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

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our business. Our costs for professional fees decreased $306,000, or 28%, to $773,000 for the nine months ended September 30, 2013, from $1,079,000 during 2012.  The decrease in professional fees was primarily due to a reduction in legal fees.

Depreciation and Amortization

Our depreciation expense increased $15,000, or 7%, to $207,000 in the nine months ended September 30, 2013, from $192,000 during 2012.

Our amortization expense decreased $961,000, or 70%, to $414,000 in the nine months ended September 30, 2013, from $1,375,000 during 2012. The decrease is because our non-compete agreement was fully amortized as of January 31, 2013.

Impairment of Long-lived Assets

During the second quarter of 2013, we recorded a software impairment charge of $311,249 due to lack of adoption by the Multi System Operators, our VOD clients, who preferred to use their own software.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $37,000 for the nine months ended September 30, 2013 compared to $636,000 for the same period in 2012. The loss is primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $99,000 and a gain of $74,000 for the nine months ended September 30, 2013 and 2012, respectively. The change is primarily due to the fluctuation in our closing stock price.

Gain on sale of Jinan Broadband

Effective July 31, 2013, we sold our interest in Jinan Broadband and recorded a gain of approximately $5.6 million as discussed in Note 3 of our consolidated financial statements.

Net Loss from Discontinued Operations

Net loss from discontinued operations reflects the operating results of Jinan Broadband for the seven month period ended July 31, 2013 (sold date).  Our sale of Jinan Broadband was consummated on July 31, 2013 (see Footnote 3 for additional information on this sale).  Discontinued operations reflects losses of approximately $361,000 and $1,874,000 for the seven and nine months ended September 30, 2013 and 2012, respectively.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the nine months ended September 30, 2013, $178,000 of our operating losses from Jinan Broadband was allocated to Shandong Cable (previously Jinan Parent), as compared to $918,000 of operating loss during the same period of 2012.  Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the nine months ended September 30, 2013, $657,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $179,000 during the same period of 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $1,214,000.  Approximately $907,000 is held in our Chinese subsidiaries. The company has no plans to repatriate these funds. We had a working capital deficit at September 30, 2013, of approximately $1,843,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine Months Ended
	September 30, 2013 (unaudited)	September 30, 2012 (unaudited)
Net cash used in operating activities	$(5,694,000)	$(8,258,000)
Net cash used in investing activities	(638,000)	(916,000)
Net cash provided by financing activities	3,151,000	6,466,000
Effect of exchange rate changes on cash	15,000	19,000
Net decrease in cash and cash equivalents	(3,167,000)	(2,690,000)

Total cash and cash equivalents at beginning of period	4,381,000	7,520,000
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,000	1,087,000
Cash and cash equivalents of continuing operations at beginning of period	3,278,000	6,433,000

Cash and cash equivalents at end of period	$1,214,000	$4,830,000

Operating Activities

Cash used in operating activities decreased for the nine months ended in 2013 compared to 2012 due to increased corporate and operational costs incurred in the development of our VOD business in the prior year.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 and 2012 was used primarily for (i) additions to property and equipment of $425,000 and $790,000, respectively, and (ii) investments in intangibles of $23,000 and $112,000, respectively.

Financing activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.  On July 5, 2013 the Company raised $4.0 million from the sale of Series D Preferred Stock to C Media Limited (“C Media”).  In connection with the sale of the Series D Preferred, both parties agreed to act in good faith and with fair dealing to finalize an agreement, on or before October 31, 2013, for an additional investment of between $12 million and $21 million of a new class of preferred stock of the Company.  This additional investment is contingent on several factors.   If the additional investment does not occur, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

On November 4, 2013, we entered into an amendment to the Series D Stock Purchase Agreement.  Pursuant to the Series D Amendment, the parties agreed that each party would act in good faith and with fair dealing to finalize an agreement on or before the 30th day following the issuance of the Bridge Note (a Bridge Note in the amount of $2 million was entered into on November 4, 2013 between the Company and C Media – see subsequent events for additional information).

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  As of September 30, 2013 the Company has an accumulated operating loss of approximately $62 million.

The Company’s independent registered public accounting firm’s report of the financial statements as of and for year ended December 31, 2012, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2013.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Series D 4% Convertible Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 11, 2013)
10.1
Series D Preferred Stock Purchase Agreement, dated as of July 5, 2013, between the Company and the C Media Limited  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 11, 2013)

10.2
Equity Transfer Agreement, dated May 20, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.3
Letter Agreement, dated July 23, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.4
Letter Agreement, dated July 31, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

YOU ON DEMAND HOLDINGS, INC
By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer (Principal
Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1	Series D 4% Convertible Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 11, 2013)
10.1
Series D Preferred Stock Purchase Agreement, dated as of July 5, 2013, between the Company and the C Media Limited  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 11, 2013)

10.2
Equity Transfer Agreement, dated May 20, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.3
Letter Agreement, dated July 23, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.4
Letter Agreement, dated July 31, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [English Translation] (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 6, 2013)

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