Form 10-K/A
period 2012-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2014-02-26
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-35561

YOU ON DEMAND HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

27 Union Square, West Suite 502
New York, New York 10003
(Address of principal executive offices)

(212) 206-1216
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

YOU On Demand Holdings, Inc. (the “Company”) is filing this Amendment No.1 (the “Amendment”) to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 which was originally filed with the Securities and Exchange Commission on April 8, 2013 (the “Original 10-K”) to include the signature corresponding with the Report of Independent Registered Public Accounting Firm which appeared on page F-1 of the Original 10-K. The signature of the auditor was inadvertently omitted from the Original 10-K.

Except for Item 8 - Financial Statements And Supplementary Data, no other Parts or disclosures from the Original 10-K are included in this Amendment, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original 10-K and does not modify or update disclosures presented in the Original 10-K in any way.

Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

New certifications of our principal executive and financial officers are included as exhibits to this Amendment.

On February 5, 2014, the Company also filed a Current Report on Form 8-K to update operating results for all periods covered in the Original 10-K and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, in order to reflect the application of the requirements of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations. The Form 8-K filed on February 5, 2014 is not due to any error in prior filings. Instead, as part of the Company's most recent private placement transaction completed on January 31, 2014, it was obligated to file a registration statement to register the shares issued in this situation, which required the Company to make such update in the Form 8-K. As a result, the Company was required to reflect the retrospective reclassification of its discontinued operations in its previously issued financial statements as those financial statements were incorporated by reference in the registration statement, even though those financial statements relate to periods prior to the issuance of such shares.

1

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this annual report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

2

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 26, 2014

YOU ON DEMAND HOLDINGS, INC.

By:	/s/ Shane McMahon
Shane McMahon
Chairman

By:	/s/ Marc Urbach
Marc Urbach
President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shane McMahon and Marc Urbach, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Shane McMahon
Shane McMahon	Chairman of the Board
(Principle Executive Officer)

/s/ Weicheng Liu
Weicheng Liu	Chief Executive Officer and Director

/s/ Marc Urbach
Marc Urbach	President and Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/ Xuesong Song
Xuesong Song	Director and Executive Chairman

/s/ James Cassano
James Cassano	Director

/s/ Jin Shi
Jin Shi	Director

/s/ Arthur Wong
Arthur Wong	Director

/s/ Clifford Higgerson
Clifford Higgerson	Director

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
New York, New York

April 5, 2013

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

EXHIBIT INDEX

Exhibit No. 1.1

Description
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

10.1

Cooperation Agreement dated as of December 26, 2006 between China Broadband, Ltd. and Jianan Guangdian Jiahe Digital Television Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007]

10.2

Exclusive Service Agreement, dated December, 2006, by and among Beijing China Broadband Network Technology Co., Ltd., Jinan Guangdian Jiahe Digital Television Co., Ltd. and Jinan Broadcast &Televison Information Network Center. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 11, 2007]

10.3

Cooperation Agreement, dated March 7, 2008, by and among Ji’Nan Zhongkuan Dian Guang Information Technology Co., Shandong Broadcast & TV Weekly Press and Modern Movie & TV Biweekly Press. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed March 13, 2008]

10.4

Share Issuance Agreement, dated April 7, 2009 between the Company, China Broadband, Ltd., Waanshi Wangjing Media Technologies (Beijing) Co., Ltd. and its shareholders. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009]

10.5

Loan Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.6

Equity Option Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.7

Pledge Agreement, dated as of April 7, 2009, between China Broadband, Ltd. and Wangjing Media Technologies (Beijing) Co., Ltd. [incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

10.8

Trustee Appointment Letter, dated as of April 7, 2009, by China Broadband, Ltd., appointing Mr. Wang Yingqi as trustee on its behalf [incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed April 15, 2010]

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

21*	List of subsidiaries of the registrant
23.1*	Consent of UHY LLP
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith