Form 10-K
period 2013-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2014-03-31
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [   ]      No[X]

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported by Nasdaq) was approximately $17,740,270. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 16,086,845 shares of the registrant’s common stock outstanding as of March 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOU ON DEMAND HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video;

  “Jinan Broadband” refers to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co., Ltd., a PRC company, effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband;

  “Jinan Parent” refers to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC company.

  “Jinan Zhong Kuan” refers to Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd., a PRC company which we control through contractual arrangements. As of December 31, 2013, this company is in the process of liquidation;

  “Modern Movie” refers to Modern Movie & TV Biweekly Press, a PRC company;

  “Networks Center” refers to the shareholder of Jinan Parent, Jinan Radio & Television Network, which had been dissolved and merged into Shandong Broadcast Network Limited;

  “PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “SAPPRFT” refers to the State Administration of Press, Publication, Radio, Film & Television, an executive branch under the State Council of the People’s Republic of China;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;

  Shandong Media” refers to our previously 50% joint venture Shandong Lushi Media Co., Ltd., a PRC company, effective July 1, 2012, Shandong Media became 30% owned company by Sinotop Beijing;

  “Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;

  “Sinotop” or “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by Sinotop Hong Kong through contractual arrangements;

  “Sinotop Hong Kong” refers to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman;

  “U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;

  “VIEs” refers to our either our current, deconsolidated or discontinued variable interest entities, including Jinan Broadband, Jinan Zhong Kuan and Sinotop Beijing;

  “VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);

  “WFOE” refers to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, the Company was sold during the Quarter ended March 31, 2014;

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

PART I

ITEM 1.              BUSINESS.

Overview

YOU On Demand Holdings, Inc. is a corporation formed in the State of Nevada on October 19, 2004.

We operate in the Chinese media segment through our Chinese subsidiaries and VIEs an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for digital cable providers, IPTV (Internet Protocol Television) providers, Over-the-Top (“OTT”) providers and mobile manufacturers.

On July 30, 2010, we acquired Sinotop Hong Kong through our subsidiary China CB Cayman. Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”) which is the 80% owner of our Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”) joint venture. Through Zhong Hai Video, we provide integrated value-added service solutions for the delivery of VOD and enhanced premium content for digital cable providers.

Our Video On Demand Business

YOU On Demand is a leading multi-platform entertainment company delivering premium content, including leading Hollywood and China-produced movie titles, to customers across China via Subscription Video On Demand (SVOD) and Transactional Video On Demand (TVOD). The Company’s current distribution partners include digital cable operators, IPTV operators, OTT operators and mobile smartphone manufacturers. We currently provide customers the ability to view the best Hollywood titles as well as high-grossing and popular indigenous Chinese titles. Our multiple platforms distribution capabilities provide viewers with access to the top selection of quality content during the earliest possible VOD windows for the best viewing experience with full DVD-like control. We also offer free content including trailers, behind-the-scenes footage, celebrity interviews and more.

Specifically through the acquisition of Sinotop Hong Kong and its VIE Sinotop Beijing, YOU On Demand has an exclusive 20-year joint venture (approximately 17 years remaining) with CCTV-6's China Home Cinema, or CHC, making us the first national Video On Demand (VOD) platform in China via digital cable. We operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC, for operating and marketing TVOD, SVOD, Near Video On Demand, or NVOD, and related Value-Added Services, or VAS. Our platform and services include content and distribution agreements, governmental partnerships and approvals, infrastructure, encoding and transcoding, metadata management, marketing services and data reporting, collection and remittance. Our core revenues are being generated from both a one-time fee for our TVOD services, as well as a monthly fee for our SVOD services.

We are one of China's most sophisticated aggregator of VOD content, offering a suite of services modeled after the most successful VOD platforms in the world. Led by extensive industry experience and comprehensive analysis of consumer viewing habits, our TVOD and SVOD services are designed to maximize buys and revenue.

YOU On Demand has content agreements with Warner Bros. Entertainment, Disney Media Distribution, Paramount Pictures, NBCUniversal, Miramax, Lionsgate, Magnolia Pictures, Screen Media Ventures, Gravitas Ventures, 3Net, K2 Communications and Film Buff. As of December 31, 2013, YOU On Demand has distribution agreements with several Chinese Cable TV broadcast companies and IPTV providers which in total can potentially reach approximately 20 million households. In addition, the Company has distribution agreements with FutureTV (an OTT operator which is a subsidiary of China Network Television [CNTV], the official online division of Chinese national public broadcaster China Central Television [CCTV]) and Huawei (a leading global information and communications technology solutions provider and the third largest global smartphone manufacture).

The Company’s future plan is to expand our content offering with new SVOD products such as YOU 3D, YOU TV, YOU Kids, YOU Sports, YOU Music, YOU Karaoke and YOU Events.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Jinan Broadband operated out of its base in Shandong where it had an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan. Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperated and provided each other with technical services related to their respective broadband, cable and internet content-based businesses. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the consolidated financial statements included in this annual report on Form 10-K.

Our Deconsolidated Publishing Business

Shandong Media, our print-based media business, was deconsolidated as of July 1, 2012, when our effective ownership decreased from 50% to 30% and accordingly, as of December 31, 2012, we account for our investment in Shandong Media under the equity method.

Prior to deconsolidating the business, Shandong Media was 50% owned by Shandong Broadcast and Modern Movie (together the “Shandong Newspaper Entities”) and 50% owned by Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd. (“Jinan Zhong Kuan”), an entity controlled by us through a series of contractual arrangements. The business of Shandong Media includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. Our cooperation agreement with Shandong Broadcast and Modern Movie also provides that these businesses will be operated primarily by employees contracted to Shandong Media through secondment by Shandong Broadcast and Modern Movie. In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Media has a combined subscription basis of approximately 225,000 subscribers.

Corporate Structure

The following chart depicts our corporate structure as of March 31, 2014:

YOU ON DEMAND HOLDINGS, INC.
100%
CB CAYMAN
(China Broadband, Ltd.)
100%
SINOTOP HONG KONG
(Sinotop Group Limited)
100%
YOD WFOE
(YOU On Demand (Beijing) Technology Co., Ltd.)
100%
1
SINOTOP BEIJING (VIE)
(Beijing Sino Top Scope Technology, Co., Ltd.)
80%
2
ZHONG HAI VIDEO (JV)
(Zhong Hai Shi Xun Information Technology, Co., Ltd.)
20%
2
Hua Cheng Hu Dong (Beijing) Film and Television Communications Ltd.
(Minority Shareholder)
LEGEND:
Direct ownership
Contractual Relationship
Minority Shareholder

Note: Zhang Yan, the sole shareholder of Sinotop Beijing, and a party to certain VIE arrangements between Sinotop Hong Kong and Sinotop Beijing, is the wife of Weicheng Liu, our Chief Executive Officer.

1.	Sinotop Beijing VIE Agreements, including with Zhang Yan, the sole shareholder of Sinotop Beijing.

	(1)	Management Services Agreement between Sinotop Beijing and Sinotop Hong Kong, dated as of March 9, 2010.
	(2)	Option Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (Zhang Yan), dated March 9, 2010.
	(3)	Termination, Assignment and Assumption Agreement, dated June 4, 2012, by and among Sinotop Hong Kong, YOD WFOE, Sinotop Beijing and Zhang Yan, as the sole shareholder of Sinotop Beijing.
(4)

Equity Pledge Agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and Zhang Yan, as the sole shareholder of Sinotop Beijing. Pursuant to the Pledge Agreement, the Pledge Agreement was registered with the competent office of the PRC SAIC in Beijing shortly after the Pledge Agreement was executed.

	(5)	Voting Rights Proxy Agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and Zhang Yan, as the sole shareholder of Sinotop Beijing.
	(6)	Power of Attorney, dated June 4, 2012 executed by Zhang Yan as the sole shareholder of Sinotop Beijing.

2.

Cooperation Agreement, by and among, Sinotop Beijing, Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) and Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), dated September 30, 2010. The controlling party of Hua Cheng is Hua Cheng Film and Television Digital Programs Co. Ltd. (“Hua Cheng Digital”). Hua Cheng Digital is not related to us or our principles.

VIE Structure and Arrangements

On July 30, 2010, we acquired Sinotop Hong Kong through CB Cayman. Through a series of contractual arrangements, we control Sinotop Beijing. Sinotop Beijing, a corporation established in the PRC, is the 80% owner of the Zhong Hai Video joint venture, which was established to provide integrated value-added service solutions for the delivery of VOD, PPV and enhanced premium content for cable providers.

In March 2010, Sinotop Hong Kong entered into a management services agreement with Sinotop Beijing pursuant to which Sinotop Beijing pays consulting and service fees, equal to 100% of all pre-tax revenues of Sinotop Beijing, to Sinotop Hong Kong for various management, technical, consulting and other services in connection with its business. Payment of the fees under the management services agreement is secured through an equity pledge agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and the sole shareholder of Sinotop Beijing, pursuant to which the sole shareholder of Sinotop Beijing pledged all equity interests in Sinotop Beijing to YOD WFOE. In addition, on June 4, 2012, YOD WFOE entered into a voting rights agreement with Sinotop Beijing and the sole shareholder of Sinotop Beijing, whereby YOD WFOE was entrusted with all of the voting rights of the sole shareholder of Sinotop Beijing. Through these contractual arrangements, we acquired control over and rights to 100% of the economic benefit of Sinotop Beijing. Accordingly, Sinotop Beijing is considered a VIE and, therefore, is consolidated in our financial statements.

Our Industry

Cable

Until 2005, there were over 3,000 independent cable operators in the PRC. While the State Administration of Press, Publication, Radio, Film and Television (“SAPPRFT”), an executive branch under the State Council of the PRC, has advocated for national consolidation of the country’s sprawling cable networks, the consolidation has primarily occurred at the provincial level. The 30 provinces are highly variable in their consolidation efforts and processes. To expedite consolidation, SAPPRFT announced in 2010 that it would permit and encourage state-owned cable operators to expand and consolidate through mergers and acquisitions. We believe that as consolidation proceeds it will smooth the way to two-way digitization through common technical standards.

We believe that SAPPRFT and its broadcasters are currently focusing on increasing subscription revenues by converting Chinese television viewers from “analog” service to “digital” (pay TV) service. The digitalization efforts include providing upgraded digital set-top-boxes free of charge that will provide the bandwidth to deliver pay channels and services beyond the basic tier as part of a digital television service bundling initiative. Aligned with its intention to spur convergence of cable TV and telecommunications, the Chinese government has mandated completion of the digital conversion of its cable infrastructure by 2015.

Mobile

Since overtaking the U.S. last year in shipment volume of smart phones, China's smartphone market is now the world's largest. Shipments of smart phones are projected to grow 25% in 2014 to 450 million units from a forecast of 360 million for 2013, according to market research firm IDC.

Our Competition

Video On Demand Business

The market for video entertainment is subject to continuous change and aggressive competition. Our primary competitors include Internet-based movie content providers and the DVD market, both of which include those that provide legal and pirated (illegal) content. Specifically, our primary competitors include companies that operate online video websites in China where we compete with these entities for customers and users. Some of these competitors include iQiyi.com, Youku, Tencent and Sohu. As far as digital cable distribution, although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our exclusive joint venture partnership with CCTV-6’s pay channel, CHC, and first to market advantage. We also have some indirect competition from the pirated DVD market.

Legacy Broadband Business

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

Cable operators in China must purchase internet connection bandwidth from the local telecom carriers. Since the local telecom carriers are not required to pay for internet connection bandwidth, which increases their profit margins relative to cable broadband service providers, this affords them a potential price advantage. But currently, their prices remain in line with our prices.

Our Growth Strategy

We intend to implement the following strategic plans to take advantage of industry opportunities and expand our business:

  Video On Demand Services. Through our acquisition of Sinotop Hong Kong, and it’s VIE, Sinotop Beijing, we have received the rights to utilize a national license to deploy VOD services onto digital cable TV networks throughout China. Currently, we have access to some of the largest movie libraries in China and the U.S., and we will continue to acquire content from entertainment companies and studios in the U.S. and other parts of the world to deliver an integrated solution for enhanced premium content through cable providers in China. There are over 210 million cable television households in China and we will attempt to capitalize on the revenue opportunities as the government continues to mandate the switch from analog to digital cable by 2015.

  Focus on Additional Delivery Platforms and Product Offerings. In conjunction with building an extensive premium entertainment content library as well as introducing new content offerings with new SVOD products such as YOU 3D, YOU TV, YOU Kids, YOU Sports, YOU Music, YOU Karaoke and YOU Events, we plan to continue expanding the distribution of our content over multiple delivery platforms including internet, mobile, Internet Protocol television (“IPTV”), and satellite to expand our product offerings and diversify our revenue streams.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements. We own the trademark “YOU On Demand” and “(优点互动)”, which are registered in the PRC.

Our Employees

As of December 31, 2013, we had a total of 49 full-time employees including eight located in the United States. The following table sets forth the number of our employees by function at December 31, 2013.

Function	Number of Employees
Sales and Marketing	5
Service Operations	9
Research and Development	6
Content Production	13
Financial	6
Administrative	10
TOTAL	49

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in compliance with the relevant PRC laws.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Regulation

General Regulation of Businesses

Our PRC-based operating subsidiaries and VIEs are regulated by the national and local laws of the PRC. The radio and television broadcasting industries is highly regulated in China. Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets. SAPPRFT regulates the radio and television broadcasting industry. In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits next. The SAPPRFT interest group controls broadcasting assets and broadcasting contents in China.

The Ministry of Industry and Information Technology (“MIIT”) plays a similar role to SAPPRFT in the telecom industry. China’s telecom industry is much more deregulated than the broadcasting industry. While China’s telecom industry has substantial financial backing, SAPPRFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier. Few independent cable operators in China acquired full and proper broadband connection licenses from MIIT. The licenses, while awarded by MIIT, are given on very-fragmented regional market levels. With cable operators holding the last mile to access end users, SAPPRFT cable operators pose a competitive threat to local telecom carriers. While internet connection licenses are deregulated to even the local private sector, MIIT still tries to utilize the license as a barrier to entry from cable operators that fall under the SAPPRFT interest group.

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and other government agencies in China for the transactions such as our acquisition or disposition of business entities in China. Additionally, foreign ownership of business and assets in China is not permitted without specific government approval. For this reason, Sinotop Beijing was acquired through our acquisition of Sinotop Hong Kong, which controls Sinotop Beijing through a series of contractual agreements. We use revenue sharing and voting control agreements among the parties so as to obtain equitable and legal ownership of our subsidiaries and VIEs.

Licenses and Permits

Video on Demand

Zhong Hai Video holds the following license:

Description	License/Permit
Cable Television & Operations Permit	Beijing No. 1413

Shandong Publishing

Shandong Publishing holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu Nor:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

Taxation

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC operating entities and VIEs are subject to an earned income tax of 25.0% . Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

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

Our auditors have included an explanatory paragraph in their report dated as of March 31, 2014 on our consolidated financial statements for the year ended December 31, 2013, indicating that there is substantial doubt regarding our ability to continue as a going concern. As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2013 and 2012 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

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

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships in controlling financial interest and is the only primary beneficiary but in which we do not have legal authority. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

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

We depend on the services of our existing key employees, in particular, Mr. Shane McMahon, our Chairman, Mr. Xuesong Song, our Executive Chairman, Mr. Marc Urbach, our President and Chief Financial Officer, and Mr. Weicheng Liu, our Chief Executive Officer. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

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

In connection with the preparation and audit of our 2013 financial statements and notes, we were informed by our auditor, UHY LLP, or UHY, of certain accounting and reporting deficiencies in our internal controls that UHY considered to be material weaknesses. These deficiencies related to our financial reporting procedures. We have devoted significant resources to upgrade our internal controls. We have placed key accounting personnel at each of our entities, engaged an outside consulting company to perform independent Sarbanes Oxley procedures and testing, and plan to continue to upgrade all internal control-related processes.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

U.S. financial regulatory and law enforcement agencies, including without limitation the U.S. Securities and Exchange Commission, U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the People’s Republic of China concerning the Company, our PRC-based officers, directors, market research services or other professional services or experts.

Most of our assets and substantially all of our current operations are conducted in the PRC, and some of our officers, directors and other professional service providers are nationals and residents of China. U.S. financial regulatory and law enforcement agencies, including without limitation the U.S. Securities and Exchange Commission, U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning the Company, and China may have limited or no agreements in place to facilitate cooperation with the SEC Division of Enforcement for investigations within its jurisdiction. In addition, while our auditors, UHY LLP, are based in the U.S., and all work papers regarding the Company are maintained in the U.S., the Public Company Accounting Oversight Board, or PCAOB, is currently unable to conduct inspections of audit practices in China without the approval of the Chinese authorities. Any limitations on the ability of U.S. financial regulatory and law enforcement agencies, including the PCAOB, to books, records, testimony, onsite investigation of operations, subpoena power and other investigative actions, including those stemming from investor tips, complaints and referrals, may deprive investors of the benefits and protections of these agencies, and investors may lose confidence in, or be skeptical as to the quality of, the Company’s disclosures in filings with the SEC, reported financial information and procedures and the quality of our financial statements, or the Company’s compliance with the rules and regulations of such agencies.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiaries and VIEs in the PRC. Our subsidiaries and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign invested entities established in the PRC, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and entities.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, some of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted a new Labor Contract Law, effective on January 1, 2008, issued its implementation rules and regulations, effective on September 18, 2008, and amended the Labor Contract Law, effective on July 1, 2013. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law, its implementation rules and regulations and its amendment, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

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

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, has promulgated several regulations, including the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, effective on November 1, 2005, and Operating Procedures on Foreign Exchange Administration for Domestic Residents Engaging in Financing and Round-trip Investment via Offshore Special Purpose Vehicles, or Circular 19, effective on July 1, 2011. These regulations and rules require PRC residents and corporate entities to register with, and obtain approval from, provincial SAFE branches in connection with their direct or indirect offshore investment activities. Under Circular 75 and related rules, a PRC resident who makes, or has previously made, a direct or indirect investment in an offshore company is required to register that investment. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update the previously filed registration with the relevant provincial SAFE branch to reflect any material change with respect to the offshore company’s roundtrip investment, capital variation, merger, division, long-term equity or debt investment or creation of any security interest.

We have asked our shareholders who are PRC residents as defined in Circular 75 and related rules to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and related rules. Moreover, because of uncertainty over how Circular 75 and related rules will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and related rules by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and related rules. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and related rules, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended in 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Our existing contractual arrangements with Sinotop Beijing and its shareholders may be subject to national security review by MOFCOM, and the failure to receive the national security review could have a material adverse effect on our business and operating results.

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors, or the Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular 6. The Security Review Rules became effective on September 1, 2011. Under the Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the Security Review Rules remain unclear. Based on our understanding of the Security Review Rules, we do not need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over Sinotop Beijing in 2010 prior to the effectiveness of Circular 6 and the Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders for national security review by interpretation, clarification or amendment of the Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC entities, discontinuing or restricting our operations in China, confiscating our income or the income of Sinotop Beijing, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our business operations.

The Security Review Rules may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in China.

The Security Review Rules, effective as of September 1, 2011, provides that when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the national security review by MOFCOM, the principle of substance-over-form should be applied and foreign investors are prohibited from circumventing the national security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. If the business of any target company that we plan to acquire falls within the scope subject to national security review, we may not be able to successfully acquire such company by equity or asset acquisition, capital increase or even through any contractual arrangement.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.

Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Nasdaq Capital Market. The trading volume of our common stock has been comparatively low to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

As of March 25, 2014, C Media Limited, is the beneficial owner of approximately 41.8% of our outstanding voting securities, Mr. Shane McMahon, our Chairman, is the beneficial owner of approximately 13.3% of our outstanding voting securities, and Mr. Weicheng Liu, our Chief Executive Officer, is the beneficial owner of approximately 7.9% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence and can elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.              PROPERTIES.

Our principal executive offices are located at 27 Union Square West, Suite 502, New York, New York 10003. We do not currently have a lease agreement for the use of this office space and currently pay $10,000 per month for the use of this space. We paid $120,000 for rent in 2013.

The principal address of Zhong Hai Video is Suite 2603-2607, Building AB, Office Park, 10 Jintong West Road, Chaoyang District, Beijing 100020 China. We paid approximately $332,000 for rent in 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “YOD.” Trading of our common stock is sometimes limited and sporadic. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices were adjusted for the 75-for-1 reverse stock split that occurred on February 9, 2012 and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2013
1st Quarter	$1.84	$0.91
2nd Quarter	$2.21	$1.71
3rd Quarter	$2.09	$1.75
4th Quarter	$3.20	$2.69

Year Ended December 31, 2012
1st Quarter	$7.05	$3.90
2nd Quarter	$5.49	$4.25
3rd Quarter	$4.99	$3.07
4th Quarter	$3.50	$1.46

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Bloomberg for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 25, 2014, there were approximately 335 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by stockholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividend Policy

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2013.

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

Overview

We operate in the Chinese media segment through our Chinese subsidiaries that provides an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for digital cable providers, IPTV (Internet Protocol Television) providers, Over-the-Top (“OTT”) providers and mobile manufacturers.

On July 30, 2010, we acquired Sinotop Hong Kong through our subsidiary China CB Cayman. Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”) which is the 80% owner of our Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”) joint venture. Through Zhong Hai Video, we provide integrated value-added service solutions for the delivery of PPV, VOD, and enhanced premium content for digital cable providers.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Jinan Broadband operated out of its base in Shandong where it had an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan. Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperated and provided each other with technical services related to their respective broadband, cable and internet content-based businesses. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the consolidated financial statements included in this annual report on Form 10-K.

Our Deconsolidated Publishing Business

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

As discussed further below under Discontinued Operations, the operating results of Jinan Broadband have been retrospectively reclassified as discontinued operations.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate in China and derive all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our supplies and our other expenses. China has experienced significant economic growth, achieving an average annual growth rate of approximately 9% in gross domestic product from 1989 through 2013. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

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

Taxation

United States

YOU On Demand Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as YOU On Demand Holdings, Inc. had no income taxable in the United States since inception.

Cayman Islands

CB Cayman was incorporated in the Cayman Islands. Under the current law of the Cayman Islands, it is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

Hong Kong

Our subsidiary, Sinotop Hong Kong, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% .. No provision for Hong Kong Profits Tax has been made as Sinotop Hong Kong has no taxable income.

The People’s Republic of China

Under the Enterprise Income Tax Law, our Chinese subsidiaries and VIEs are subject to an earned income tax of 25.0% .

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments to determine if there will be any change in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

In order to provide a more meaningful comparison of our financial results, our presentation of the Company’s Consolidated Results of Operations utilizes Pro Forma 2012 financial information to exclude the impact of Shandong Media which was deconsolidated effective July 1, 2012 (See Note 9 to the audited financial statements included in this report for more information regarding the Deconsolidation of Shandong Media).

	Pro Forma Comparisons
	Twelve Months Ended
	December 31,	Shandong Media	Pro Forma
	2012	6 months	December 31.
			2012
			(excluding
			Shandong Media)

Revenue	$1,701,000	$1,696,000	$5,000
Cost of revenue	3,461,000	1,229,000	2,232,000
Gross (loss) profit	(1,760,000)	467,000	(2,227,000)

Operating expense:
Selling, general and administrative expenses	9,690,000	717,000	8,973,000
Professional fees	1,046,000	-	1,046,000
Depreciation and amortization	2,159,000	58,000	2,101,000
Total operating expense	12,895,000	775,000	12,120,000

Loss from operations	(14,655,000)	(308,000)	(14,347,000)

Interest & other income / (expense)
Interest income	3,000	-	3,000
Interest expense	(78,000)	-	(78,000)
Stock purchase right	(44,000)	-	(44,000)
Cost of reset provision	(659,000)	-	(659,000)
Change in fair value of warrant liabilities	647,000	-	647,000
Change in fair value of contingent consideration	1,313,000	-	1,313,000
Loss on investment in unconsolidated entities	68,000	-	68,000
Loss on investment write-off	(95,000)	-	(95,000)
Loss on write-off of uncollectible loans	(513,000)	(473,000)	(40,000)
Gain on deconsolidation of Shandong Media	142,000	-	142,000
Other	(139,000)	-	(139,000)

Loss before income taxes and noncontrolling interests	(14,010,000)	(781,000)	(13,229,000)

Income tax benefit	353,000	9,000	344,000

Net loss from continuing operations	(13,657,000)	(772,000)	(12,885,000)

Net loss from discontinued operations	(2,631,000)	-	(2,631,000)

Net loss	(16,288,000)	(772,000)	(15,516,000)

Net loss attributable to noncontrolling interests	2,074,000	386,000	1,688,000

Net loss attributable to YOU On Demand shareholders	(14,214,000)	(386,000)	(13,828,000)

Deemed dividends on preferred stock	(924,000)	-	(924,000)

Net loss attributable to YOU On Demand common shareholders	$(15,138,000)	$(386,000)	$(14,752,000)

The following table sets forth key components of our results of operations. As noted above, the table shows a Currently Reported Pro Forma 2012 which excludes the impact of Shandong Media.

	Year Ended
	December 31,	December 31,	Amount	%
	2013	2012	Change	Change
		(Pro Forma)

Revenue	$309,000	$5,000	$304,000	6080%
Cost of revenue	3,126,000	2,232,000	894,000	40%
Gross loss	(2,817,000)	(2,227,000)	(590,000)	26%

Operating expense:
Selling, general and administrative expenses	7,609,000	8,973,000	(1,364,000)	-15%
Professional fees	706,000	1,046,000	(340,000)	-33%
Depreciation and amortization	774,000	2,101,000	(1,327,000)	-63%
Impairments of long-lived assets	311,000	-	311,000	-
Total operating expense	9,400,000	12,120,000	(2,720,000)	-22%

Loss from operations	(12,217,000)	(14,347,000)	2,130,000	-15%

Interest & other income / (expense)
Interest income	3,000	3,000	-	0%
Interest expense	(374,000)	(78,000)	(296,000)	379%
Stock purchase right	-	(44,000)	44,000	-100%
Cost of reset provision	-	(659,000)	659,000	-100%
Change in fair value of warrant liabilities	(466,000)	647,000	(1,113,000)	-172%
Change in fair value of contingent consideration	(252,000)	1,313,000	(1,565,000)	-119%
Loss (gain) on investment in unconsolidated entities	(3,000)	68,000	(71,000)	-104%
Loss on investment write-off	-	(95,000)	95,000	-100%
Loss on write-off of uncollectible loans	-	(40,000)	40,000	-100%
Gain on deconsolidation of Shandong Media	-	142,000	(142,000)	-100%
Other	56,000	(139,000)	195,000	-140%

Loss from continuing operations
before income taxes and noncontrolling interests	(13,253,000)	(13,229,000)	(24,000)	0%

Income tax benefit	111,000	344,000	(233,000)	-68%

Net loss from continuing operations	(13,142,000)	(12,885,000)	(257,000)	2%

Net gain (loss) from discontinued operations
(including gain on disposal of $5,616,269)	5,255,000	(2,631,000)	7,886,000	-300%

Net loss	(7,887,000)	(15,516,000)	7,629,000	-49%

Net loss attributable to noncontrolling interests	1,055,000	1,688,000	(633,000)	-38%

Net loss attributable to YOU On Demand shareholders	(6,832,000)	(13,828,000)	6,996,000	-51%

Dividends on preferred stock	(1,358,000)	(924,000)	(434,000)	47%

Net loss attributable to YOU on Demand common shareholders	$(8,190,000)	$(14,752,000)	$6,562,000

The information provided below represents pro forma amounts for 2012 to exclude the impact of Shandong Media, which was deconsolidated effective July 1, 2012 (see Note 9 to the audited financial statements included in this report for more information on the Deconsolidation of Shandong Media).

Revenues

Revenues for the year ended December 31, 2013, totaled $309,000, as compared to $5,000 for 2012. The increase is revenue of approximately $304,000 is attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the year ended December 31, 2013 was $2,817,000, as compared to $2,227,000 during 2012. The increase in gross loss of approximately $590,000, or 26%, is mainly due to an increase in amortization of content costs partially offset by increased revenue related to our VOD business. Our content license agreements with production companies incorporate minimum guaranteed payment levels and that, as our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2013, decreased approximately $1,364,000 to $7,609,000, as compared to $8,973,000 for the year ended December 31, 2012.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the year ended December 31, 2013 salaries and personnel costs accounted for 56% of our selling, general and administrative expenses. For the year ended December 31, 2013, salaries and personnel costs totaled $4,186,000 (excluding $420,000 for severance pay), a decrease of $1,184,000, or 22%, as compared to $5,370,000 for the same period of 2012 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promotions, technology, rent and travel. For the year ended December 31, 2013, these costs totaled $1,660,000, a decrease of $703,000, or 30% as compared to $2,363,000 in 2012. The decrease is because we incurred more marketing related and technology expense in the prior period while developing our VOD business.

We reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan that ranged from $3.00 to $7.88 reduced to $2.00, as permitted by the Plan. All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged. We recorded approximately $55,000 for the modification charge in the second quarter of 2013.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our VOD business. Our costs for professional fees decreased $340,000, or 33%, to $706,000 for the year ended December 31, 2013, from $1,046,000 during 2012. The decrease in professional fees was primarily due to a reduction in legal fees.

Depreciation and Amortization

Our depreciation expense increased $17,000, or 7%, to $275,000 in the year ended December 31, 2013, from $258,000 during 2012.

Our amortization expense decreased $1,344,000, or 73%, to $499,000 in the year ended December 31, 2013, from $1,843,000 during 2012. The decrease is because our non-compete agreement was fully amortized as of January 31, 2013.

Impairment of Long-lived Assets

During the second quarter of 2013, we recorded a software impairment charge of $311,000 due to lack of adoption by the Multi System Operators, our VOD clients, who preferred to use their own software.

Interest Expense

For the year ended 2013, interest expense increased $296,000 or 379% to $374,000 for the year ended December 31, 2013, from $78,000 during 2012, primarily due to the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note discussed in Note 13 of the audited consolidated financial statements included in this report..

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

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $466,000 and a gain of $647,000 for the years ended December 31, 2013 and 2012, respectively. The changes are primarily due to the fluctuation in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $252,000 and a gain of $1,313,000 for the years ended December 31, 2013 and 2012, respectively. The changes are primarily due to fluctuations in our closing stock price.

Loss on Investment Write-off

In 2011, we entered into a purchase agreement with “Shandong Fu Ren” whereby we were obligated to pay approximately $157,000 to acquire 51% ownership of Shanghai Tianduo. We advanced approximately $47,000 in 2011. After we entered into the agreement in 2011, the direction of our company changed and thus the value of the investment had diminished. As such, as of December 31, 2012, we wrote-off the initial investment of $47,000 and accrued a liability of $48,000 as a settlement payment to terminate the agreement for a total of $95,000. In addition, in connection with the investment we advanced funds in the form of a loan for approximately $40,000 which we wrote-off and recorded as loss on uncollectible loan in 2012.

Gain on Deconsolidation of Shandong Media

Effective July 1, 2012, we deconsolidated our ownership in Shandong Media and recorded a gain of $141,814 as discussed in Note 9 of our audited consolidated financial statements included in this report.

Discontinued Operations

On May 20, 2013, we entered into an Equity Transfer Agreement with Shandong Broadcast Network pursuant to which the parties conditionally agreed to the sale to Shandong Broadcast Network of our 51% equity interest in Jinan Broadband. The sale of Jinan Broadband was completed on July 31, 2013. For the year ended December 31, 2013 we recorded a net gain from discontinued operations of $5,255,000 which was comprised of a gain on disposal of $5,616,000 offset by an operating loss of $361,000 for the seven months ended July 31, 2013 as compared to an operating loss of $2,631,000 during the twelve months ended December 31, 2012.

Included in our operating results for Jinan Broadband was a charge for impairment on long lived assets for $840,000 in 2012. Our Jinan Broadband business was sold in order to focus on our core VOD business and help with cash flow needs.

Net Loss Attributable to Non-controlling Interest

49% of the operating loss of our Jinan Broadband subsidiary is allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the year ended December 31, 2013, $177,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent, as compared to $1,289,000 during the same period of 2012. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband. See discontinued operations Note 4 to our consolidated financial statements.

20% of the operating loss of our Zhong Hai Video joint venture is allocated to Hua Cheng, our 20% joint venture partner. During the year ended December 31, 2013, $878,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $399,000 during the same period of 2012.

Deemed Dividends on Preferred Stock

For year 2013, in connection with the issuance of Series D Convertible Preferred Stock, we recorded deemed dividends of approximately $1,358,000. This amount is comprised of (1) the accretion of the related issuance costs of $1,097,000, (2) recognition of a beneficial conversion feature discount of $183,000 and (3) accrued dividends payable of $78,000.

For year 2012, we recorded a beneficial conversion feature associated with the Series C Preferred Stock, which was limited to the proceeds allocated to them. Because the preferred stock is immediately convertible at the option of the holder, we recorded deemed dividends of $924,000 from the beneficial conversion feature associated with the issuance of the Series C Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $3,823,000. Approximately $3,365,000 is held in our Chinese subsidiaries. The Company has no plans to repatriate these funds. We had a working capital deficit at December 31, 2013, of approximately $2,991,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2013	2012
Net cash used in operating activities	$(8,761,000)	$(10,601,000)
Net cash provided (used) in investing activities	3,275,000	(1,240,000)
Net cash provided by financing activities	4,909,000	8,660,000
Effect of exchange rate changes on cash	19,000	43,000
Net decrease in cash and cash equivalents	(558,000)	(3,138,000)

Total cash and cash equivalents at beginning of period	4,381,000	7,519,000
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,000	1,086,000
Cash and cash equivalents of continuing operations at beginning of period	3,278,000	6,433,000

Total cash and cash equivalents at end of period	3,823,000	4,381,000
Less cash and cash equivalents of discontinued operations at end of period	-	1,103,000
Cash and cash equivalents of continuing operations at end of period	$3,823,000	$3,278,000

Operating Activities

Cash used in operating activities decreased for the year ended December 31, 2013 compared to 2012 due to increased corporate and operational costs incurred in the development of our VOD business in the prior year.

Investing Activities

Cash provided in investing activities for the year ended December 31, 2013 was primarily from the sale of Jinan Broadband of $3,729,000 offset by $431,000 for additions to property and equipment. Cash used in investing activities for the year ended December 31, 2012 was used primarily for (i) additions to property and equipment of $954,000 and (ii) investments in intangibles of $273,000.

Financing Activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.

In 2013, the Company received net proceeds of approximately $4,900,000 from the sale of our equity securities (Convertible Preferred Shares D) and Convertible note as discussed in Note 13 to the audited consolidated financial statements included in this report.

For 2012, the Company received a $3,000,000 loan from our Chairman, Mr. Shane McMahon and received net proceeds of $5,660,000 from the sale of our equity securities.

In January 2014, we received additional investment net proceeds of approximately $16,400,000 from the sale of the Preferred Shares Series E. In addition, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the Company has an accumulated operating loss of approximately $65.9 million. The audited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

We have the following purchase obligations:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Content costs	$5,894,000	$2,508,000	$3,386,000	$-	$-
Property leases	1,987,000	712,000	1,275,000	-	-
Promissory convertible note	3,198,000	3,198,000	-	-	-
Bridge convertible note (1)	2,019,000	-	2,019,000
Other	48,000	48,000	-	-	-
Total	$13,146,000	$6,466,000	$6,680,000	$-	$-

(1)

On January 31, 2014, 1,142,857 Series E Preferred Shares were issued upon the conversion of the Bridge Convertible Note issued to C Media in principal amount of $2,000,000. The accrued interest of $19,000 as of December 31, 2013 remains due.

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

  Intangible Assets and Goodwill. We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles- Goodwill and Other. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we review goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

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

  Business Combinations. We account for acquisitions according to ASC 805, Business Combinations. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre- acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amends the guidance in ASC 740, Income Taxes. ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2013. The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

  As of December 31, 2013, the Company did not fully implement personnel with sufficient level of accounting knowledge, experience and training. The Company has utilized external consultants to assist in the selection and application of US GAAP and related SEC disclosure requirements. During 2013, the Company continued to develop its staff including one US GAAP and SEC qualified internal personnel based in our Beijing office as well as maintaining existing qualified personnel in our U.S. operations to oversee its financial reporting function.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control. The Company continues to invest resources in order to upgrade internal controls

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Xuesong Song	45	Executive Chairman and Director
Shane McMahon	44	Chairman
Weicheng Liu	56	Chief Executive Officer and Director
Marc Urbach	41	President, Chief Financial Officer
James Cassano	66	Director
Clifford Higgerson	74	Director
Jin Shi	44	Director
Arthur Wong	54	Director

Xuesong Song. Mr. Song was appointed as our Executive Chairman on January 31, 2014 and as a member of our Board of Directors on July 5, 2013. Mr. Song currently serves as the chairman of the board of directors and chief executive officer of C Media Limited and the chairman of the board of directors and chief financial officer of China Growth Equity Investment Ltd., positions he has held since the company’s inception in January 2010. From May 2006 through January 2009, Mr. Song served as the chairman of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. Following the acquisition, Mr. Song served as a director of UIB Group Limited from January 2009 through May 2010. From May 2006 through January 2009, Mr. Song also served as the executive vice president of business development and a director of the board of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Song has been a principal of Chum Capital Group Limited since August 2001, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, and chief executive officer of Beijing Chum Investment Co., Ltd. since December 2001. From April 2005 to May 2010, Mr. Song served as the chairman and chief executive officer of Shanghai Jinqiaotong Enterprise Developments Corporation Ltd., a direct investment company. Mr. Song has also served as a director of Mobile Vision Communication Ltd. since July 2004. Mr. Song received his M.B.A. from Oklahoma City/Tianjin Program and an Associate’s Degree in electrical engineering from Civil Aviation University of China.

Shane McMahon. Mr. McMahon has served as our Chairman since July 30, 2010. Prior to joining us, from 2000 to December 31, 2009, Mr. McMahon served in various executive level positions with World Wrestling Entertainment, Inc. (NYSE: WWE). Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view and video on demand programming on a global basis. Mr. McMahon also sits on the Boards of Directors of International Sports Management (USA) Inc., a Delaware corporation, and Global Power of Literacy, a New York not-for-profit corporation.

Weicheng Liu. Mr. Liu was appointed as our Chief Executive Officer on July 5, 2013 and as a member of our Board of Directors on July 30, 2010. Prior to joining us, Mr. Liu founded Sinotop Beijing and served as its sole officer and director until his resignation on July 30, 2010. Mr. Liu is currently a non-executive director of Codent Networks (Shanghai) Co. Ltd., a mobile software company in China founded by Mr. Liu, and has served in that position since 2011, prior to which he served as the Chairman and CEO since 2003. Overall, Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries. Mr. Liu received a degree in engineering physics from Tsinghua University and a Ph.D. from the University of Waterloo. Mr. Liu’s extensive industry experience, as noted above, along with his management experience of Sinotop Beijing, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

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

Clifford Higgerson. Mr. Higgerson was appointed as director of the Company on January 31, 2014. Mr. Higgerson has more than 40 years of experience in research, consulting, planning and venture investing primarily in the telecommunications industry, with an emphasis on carrier systems and equipment. In 2006, he became a partner with Walden International, a global venture capital firm focused on four key industry sectors: communications, electronics/digital consumer software and IT services, and semiconductors. Mr. Higgerson was a founding partner of ComVentures from 1986 to 2005, and has been a general partner with Vanguard Venture Partners since 1991. He currently serves as a member of the board of directors of Aviat Networks, Inc., Kotura Inc., Xtera Communications Inc., Ygnition Networks, Inc., Ormet Circuits, Inc., Thrupoint, Inc. and Geronimo Windpower. He served as a member of the Stratex board of directors from March 2006 to January 2007 and served on the Compensation and Strategic Business Development Committees. He previously served as a member of the board of directors of Hatteras Networks Inc. and World of Good. Mr. Higgerson holds an MBA from the University of California at Berkeley, and a BS from the University of Illinois.

Jin Shi. Mr. Shi was appointed as director of the Company on January 31, 2014. Mr. Shi has been a managing partner of Chum Capital Group Limited since 2007, a merchant banking firm that invests in Chinese growth companies and advises them on financings, mergers & acquisitions and restructurings. He is also the independent director of Pingtan Marine Enterprise Limited (“Pingtan Marine”), one of the largest deep-sea fishing companies in China. From 2011 through 2013, Mr. Shi served as the chief executive officer and a director on the board of China Growth Equity Investment Limited, which acquired Pingtan Marine in February 2013. From 2010 through 2011, he served as the vice-chairman and a director of the board of China Growth Equity Investment Limited. From 2006 through 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From 2006 through 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately-owned newspaper aggregator and operator in China. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research & development based active pharmaceutical ingredient producer, since he founded the company in 2005. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Mr. Shi received an EMBA from Guanghua School of Management, Peking University and a BS degree in Chemical Engineering from Tianjin University.

Arthur Wong. Mr. Wong was appointed as director of the Company on January 31, 2014. Mr. Wong is CFO of Beijing Radio Cultural Transmission Company Limited (“Beijing Radio”). Prior to joining Beijing Radio, Mr. Wong served as CFO of Shanghai GreenTree Inns Hotel Management Group, Shanghai Nobao Renewable Energy and Henan Asia New-Energy. From 1982 to 2008, Mr. Wong spent 26 years at Deloitte, including in Hong Kong, San Jose and Beijing holding several positions including TMT (Technology, Media, Telecom) leader for northern China, national media sector leader and audit leader for northern China. In addition to his role at Beijing Radio, Mr. Wong serves as a board member and chairperson of the audit committee of the following companies: VisionChina Media Inc. (NASDAQ: VISN), China Automotive Systems, Inc. (NASDAQ: CAAS), Daqo New Energy Corp. (NYSE: DQ), Besunyen Holdings Company Limited (SEHK: 926) and Termbray Petro-king Oilfield Services Limited (SEHK: 2178). Mr. Wong is a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants. Mr. Wong holds a Bachelor of Science in Applied Economics from University of San Francisco and a Higher Diploma of Accountancy from The Hong Kong Polytechnic University.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.yod.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of seven members: Xuesong Song, Shane McMahon, Weicheng Liu, James Cassano, Clifford Higgerson, Jin Shi and Arthur Wong. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.yod.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 27 Union Square West, Suite 502, New York, New York 10003.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of February 2014, the Board was composed of seven members, four of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

We encourage our shareholders to learn more about our Company’s governance practices at our website, http://corporate.yod.com.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Clifford Higgerson, Jin Shi and Arthur Wong are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Clifford Higgerson and Arthur Wong with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano and Mr. Wong serve as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee charter;

  overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;

  reporting regularly to and reviewing with the full Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, the performance and independence of the independent auditors and any other matters that the Audit Committee deems appropriate or is requested to review for the benefit of the Board.

The Audit Committee may engage independent counsel and such other advisors it deems necessary to carry out its responsibilities and powers, and, if such counsel or other advisors are engaged, shall determine the compensation or fees payable to such counsel or other advisors. The Audit Committee may form and delegate authority to subcommittees consisting of one or more of its members as the Audit Committee deems appropriate to carry out its responsibilities and exercise its powers.

Compensation Committee

Our Compensation Committee consists of Jin Shi, Clifford Higgerson and James Cassano with Mr. Shi acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;

  reviewing and making recommendations to the Board with regard to the compensation of other executive officers;

  reviewing and making recommendations to the Board with respect to the compensation of our directors; and

  reviewing and making recommendations to the Board regarding all incentive-based compensation plans and equity-based plans.

The Compensation Committee has sole authority to retain and terminate retain and terminate any consulting firm or other outside advisor on compensation matters that is to be used by the Company or the Compensation Committee to assist in the evaluation of director, chief executive officer or senior executive compensation, including sole authority to approve the firms' fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees consisting of one or more members of the Compensation Committee.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Clifford Higgerson, Arthur Wong and Jin Shi with Mr. Higgerson acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

  selecting directors for appointment to committees of the Board; and

  overseeing annual evaluation of the Board and its committees for the prior fiscal year

The Governance and Nominating Committee has sole authority to retain and terminate retain and terminate any search firm that is to be used by the Company to assist in identifying director candidates, including sole authority to approve the firms' fees and other retention terms. The Governance and Nominating Committee may also form and delegate authority to subcommittees consisting of one or more members of the Governance and Nominating Committee.

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

Xuesong Song. Mr. Song has significant senior executive experience including roles as Chairman and Chief Executive Officers of various companies and provides the Board with financial and strategic planning expertise. In light of our business and structure, Mr. Song’s extensive executive experience led us to the conclusion that he should serve as a director of our Company.

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

Clifford Higgerson. Mr. Higgerson has more than 40 years of experience in research, consulting, planning and venture investing primarily in the telecommunications industry. He also serves as a member of the board of directors of many companies. In light of our business and structure, Mr. Higgerson’s extensive industry and directorship experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Jin Shi. Mr. Shi provides our Board with significant executive-level leadership expertise as well as extensive experience as directors of various companies. In light of our business and structure, Mr. Shi’s business experience and education background led us to the conclusion that he should serve as a director of our Company.

Arthur Wong. Mr. Wong has an in-depth understanding of the preparation and analysis of financial statements, and is considered an "audit committee financial expert" under SEC rules, based on his lengthy experience as a certified public accountant practicing public accounting. In light of our business and structure, Mr. Wong’s extensive accounting and financial knowledge is an invaluable asset to the Board in its oversight of the integrity of our financial statements, the financial reporting process and our system of internal controls, which led us to the conclusion that he should serve as a director of our Company.

Family Relationships

There are no family relationships among our directors or officers.

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

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, except as follows we believe that our Directors and executive offers filed the required reports on time during 2013: both Mr. Xuesong Song and C Media Limited were late in filing a Form 3 after they became a reporting person pursuant to Section 16(A) of the Exchange Act.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics as soon as practicable.

ITEM 11.           EXCECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

				Stock	Option
		Salary	Bonus	Awards	Awards (2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Shane McMahon	2013	255,000 (1)	-	-	-	255,000 (1)
Chairman	2012	255,000 (1)	-	-	141,536	396,536(1)
Weicheng Liu	2013	276,476	-	-	-	276,476
Chief Executive Officer	2012	270,039	-	-	141,536	411,575
Marc Urbach	2013	229,900	-	-	214,795	444,695
President and Chief Financial Officer	2012	229,075	-	-	28,544	257,619

(1) As of October 1, 2012, in an effort to conserve the Company’s working capital, Mr. McMahon elected to cease collecting salary until such time as the Company has sufficient revenues from operations. During 2012, the Company paid to Mr. McMahon $191,250. The remaining $63,750 due from 2012 and $255,000 due from 2013 will be paid in 2014 to Mr. McMahon pursuant to his employment agreement dated January 31, 2014.

(2) The assumptions for the valuation of the option awards are included in Note 17 of our audited consolidated financial statements included in this report.

Employment Agreements

On January 31, 2014, we entered into an employment agreement with our Chairman, Shane McMahon. The agreement is for a term of two years, which will automatically be extended for additional one year terms unless terminated earlier. Mr. McMahon is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. McMahon is terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.

On January 31, 2014, we entered into an employment agreement with our Chief Executive Officer, Weicheng Liu. The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier by either party. Mr. Liu is also eligible to receive a bonus at the sole discretion of the Board of Directors of the Company, and is entitled to participate in all of the benefit plans of the Company. In the event Mr. Liu is terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The Liu Agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.

On January 31, 2014, we entered into an employment agreement with our President and CFO, Marc Urbach. The agreement is for a term of one year, which will automatically be extended for additional one year terms unless terminated earlier. Mr. Urbach is also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. Urbach is terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality. Mr. Urbach does not receive any compensation for service as member of the Company’s Board of Directors.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Year End

The following table sets forth the equity awards outstanding at December 31, 2013.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of ecurities underlying unexercised unearned options (#)	Option exercise price ($)	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shane McMahon	127,778 444,444 20,000	38,888 88,889 20,000	- - -	2.00 3.00 4.50	- - -	- - -	- - -	- - -
Weicheng Liu	293,334 20,000	- 20,000	- -	3.75 4.50	- -	- -	- -	- -
Marc Urbach	10,625 280,000 1,333	159,375 13,334 -	- - -	1.65 2.00 75.00	- - -	- - -	- - -	- - -
James Cassano	11,111	2,222	-	2.00	-	-	-	-

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2013. Neither Mr. McMahon nor Mr. Liu was compensated for their service as directors in 2013.

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Michael Birkin(1)	$-	$26,250	-	$26,250
James Cassano	$7,592	$26,250	-	$33,842
Michael Jackson (1)	$21,882	$26,250	-	$48,132

(1)

Upon the closing of Series E Financing on January 31, 2014, Mr. Michael Birkin and Mr. Michael Jackson resigned from the board of directors of the Company. Mr. Birkin’s and Mr. Jackson’s resignations were not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of YOU On Demand Holdings, Inc., 27 Union Square West, Suite 502, New York, New York, 10003.

		Shares Beneficially Owned(1)
										Combined
Name and				Series A Preferred		Series C Preferred				Common Stock, Series A,
Address of		Common Stock(2)		Stock(3)		Stock(4)		Series E Preferred Stock(5)		and Series E(6)
Beneficial	Office, If		% of		% of		% of
Owner	Any	Shares	Class	Shares	Class	Shares	Class	Shares	% of Class	Votes(2)(3)(5)	Percentage

Directors and Officers
Xuesong Song	Executive Chairman and Director	0	*	7,000,000(8)	100%	0	*	8,209,522(8)	57.5%	14,074,803	41.8%
Shane McMahon	Chairman	3,112,986(7)	18.4%	0	*	0	*	2,787,580(7)	17.3%	4,722,974	13.3%
Weicheng Liu	CEO and Director	2,688,461(9)	16.4%	0	*	0	*	0	*	2,688,461	7.9%
Marc Urbach	President and CFO	484,064(10)	2.9%	0	*	0	*	0	*	484,064	1.4%
James Cassano	Director	24,648(11)	*	0	*	0	*	0	*	24,648	*
Clifford Higgerson	Director	0	*	0	*	0	*	0	*	0	*
Jin Shi	Director	0	*	0	*	0	*	0	*	0	*
Arthur Wong	Director	0	*	0	*	0	*	0	*	0	*
All officers and directors as a group (8 persons named above)		6,310,159	35.6%	7,000,000	100%	0	*	10,997,102	68.1%	21,994,950	60.4%

	5% Securities Holders
Xuesong Song		0	*	7,000,000(8)	100%	0	*	8,209,522(8)	57.5%	14,074,803	41.8%
Shane McMahon		3,112,986(7)	18.4%	0	*	0	*	2,787,580(7)	17.3%	4,722,974	13.3%
Weicheng Liu		2,688,461(9)	16.4%	0	*	0	*	0	*	2,688,461	7.9%
C Media Limited		0	*	7,000,000(8)	100%	0	*	8,209,522(8)	57.5%	14,074,803	41.8%
Steven Oliveira 18 Fieldstone Ct. New City, NY 10956		226,216(12)	1.4%	0	*	87,500(12)	100%	0	*	226,216	*
FMR LLC 245 Summer Street, Boston, MA 02210		1,329,214(13)	8.2%	0	*	0	*	0	*	1,329,214	3.9%

* Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	A total of 16,086,845 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2014.

(3)

Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 25, 2014, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)

Based on 87,500 shares of Series C Preferred Stock issued and outstanding as of March 25, 2014. Each share of Series C Preferred Stock is convertible, at the holder’s option, into 1.6 shares of Common Stock; provided, however, that the holder of Series C Preferred Stock may not convert the Series C Preferred Stock into Common Stock to the extent that such holder would beneficially own in excess of 9.99% of the number of shares of Common Stock of the Company outstanding immediately after giving effect to such conversion. The holder of Series C Preferred Stock may waive the restriction on the conversion of the Series C Preferred Stock into Common Stock upon 61 days’ notice to the Company. In addition, the holders of Series C Preferred Stock are not entitled to vote on matters submitted to a vote of the shareholders of the Company. The holders of Series C Preferred Stock may not vote on an as converted basis with holders of the Company Common Stock.

(5)

Based on 14,285,714 shares of Series E Preferred Stock issued and outstanding as of March 25, 2014. Each share of Series E Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustment. The holders of Series E Preferred Stock are entitled to vote on all matters submitted to a vote of the Company’s stockholders and entitled to the number of votes equal to the lesser of (i) the number of whole shares of Common Stock into which such shares of Series E Preferred Stock are convertible at the record date for the determination of stockholders entitled to vote on such matters, and (ii) the number of whole shares of Common Stock issuable based on the conversion price of $3.03, the closing trading price of the Company’s Common Stock as of the end of the trading day immediately preceding the closing date of the financing contemplated by certain Series E Preferred Stock Purchase Agreement by and among the Company, C Media Limited and certain other purchasers, dated January 31, 2014.

(6)	Represents total voting power with respect to all shares of our Common Stock, Series A Preferred Stock and Series E Preferred Stock.

(7)

Includes (i) 2,300,000 shares of Common Stock, (ii) 585,936 shares of Common Stock underlying options exercisable within 60 days at $3.00 per share, (iii) 43,945 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; and (iv) 183,104 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share. In addition, there are 1,854,247 shares of Series E Preferred Stock, issuable within 60 days, underlying a promissory note which is convertible at any time between January 31, 2014 and December 31, 2014, at a price of $1.75 per share at the option of Mr. McMahon.

(8)	Includes 7,000,000 shares of Series A Preferred Stock and 8,209,522 shares of Series E Preferred Stock directly owned by C Media Limited of which Mr. Song is the Chairman and Chief Executive Officer.

(9)	Includes 293,334 shares underlying options exercisable within 60 days at $3.75 per share and 43,945 shares underlying options exercisable within 60 days at $4.50 per share.

(10)

Includes 1,333 shares underlying options exercisable within 60 days at $75.00 per share, 295,964 shares underlying options exercisable within 60 days at $2.00 per share, and 186,767 shares underlying options exercisable within 60 days at $1.65 per share.

(11)	Includes 14,648 shares underlying options exercisable within 60 days at $2.00 per share.

(12)

Includes 226,216 shares of Common Stock underlying warrants which are exercisable within 60 days, among which, 87,500 shares of Common Stock underlying warrants are held by Steven Oliveira 1998 Charitable Remainder Unitrust. The 87,500 shares of Series C Preferred Stock are also held by Steven Oliveira 1998 Charitable Remainder Unitrust. Mr. Steven Oliveira is the trustee of Steven Oliveira 1998 Charitable Remainder Unitrust and has voting and dispositive over securities owned by Steven Oliveira 1998 Charitable Remainder Unitrust. See Note 4 above with respect to shares of Series C Preferred Stock and the restrictions on conversion thereof.

(13)

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2013 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,065,003	$2.54	1,934,997
Equity compensation plans not approved by security holders	-	-	-
Total	2,065,003		1,934,997

(1)

On December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan, or the Plan, pursuant to which incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. The Plan was also approved by our majority stockholders on December 3, 2010.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 10, 2012, at the Company’s request, our Chairman and Chief Executive Officer, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 with interest rate at 4% annually. Effective on January 31, 2014, the Company and Mr. McMahon entered into amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2014.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants, UHY LLP, for professional services rendered for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees	$336,504	$252,639
Audit-Related Fees	60,272	53,553
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$396,776	$306,192

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit service performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 31, 2014

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

Signature	Title	Date

/s/ Xuesong Song		March 31, 2014
Xuesong Song	Executive Chairman and Director
March 31, 2014
/s/ Shane McMahon
Shane McMahon	Chairman
(Principle Executive Officer)
/s/ Weicheng Liu		March 31, 2014
Weicheng Liu	Chief Executive Officer and Director

/s/ Marc Urbach		March 31, 2014
Marc Urbach	President and Chief Financial Officer
(Principle Financial and Accounting
Officer)
/s/ James Cassano		March 31, 2014
James Cassano	Director

/s/ Clifford Higgerson		March 31, 2014
Clifford Higgerson	Director

/s/ Jin Shi		March 31, 2014
Jin Shi	Director

/s/ Arthur Wong		March 31, 2014
Arthur Wong	Director

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
YOU On Demand Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of YOU On Demand Holdings, Inc. and its Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and its Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2013 and 2012 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’ ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

March 31, 2014
New York, New York

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,822,889	$3,277,891
Marketable equity securities, available for sale	1,371	2,229
Accounts receivable, net	175,211	-
Licensed content, current	428,322	681,457
Prepaid expenses	330,013	412,669
Debt issuance costs, net	128,879	-
Other current assets	47,557	135,486
Current assets of discontinued operations	-	1,498,852
Total current assets	4,934,242	6,008,584

Property and equipment, net	499,858	729,763
Licensed content, noncurrent	162,646	530,367
Intangible assets, net	2,621,527	3,416,858
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	673,567	655,834
Non-current assets of discontinued operations	-	5,011,161
Total assets	$14,997,318	$22,458,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$656,545	$885,366
Accrued expenses and liabilities	1,046,920	953,134
Deferred revenue	68,969	-
Deferred license fees, current	1,200,764	-
Other current liabilities	29,024	708,367
Contingent purchase price consideration liability, current	578,744	368,628
Convertible note	3,000,000	3,000,000
Warrant liabilities	1,344,440	878,380
Current liabilities of discontinued operations	-	5,197,450
Total current liabilities	7,925,406	11,991,325

Deferred license fees, noncurrent	-	460,547
Contingent purchase price consideration liability	-	368,628
Deferred tax liability	125,809	237,075
Convertible promissory note	2,000,000	-
Non-current liabilities of discontinued operations	-	68,774
Total liabilities	10,051,215	13,126,349

Commitments and Contingencies

Convertible redeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at December 31, 2013 and 2012, respectively	1,261,995	1,261,995
Series B - 0 and 7,866,800 shares issued and outstanding, liquidation preference of $0 and $3,933,400 at December 31, 2013 and 2012, respectively	-	3,223,575
Series C - 87,500 and 250,000 shares issued and outstanding, liquidation preference of $350,000 and $1,000,000 at December 31, 2013 and 2012, respectively	219,754	627,868
Series D 4% - 2,285,714 and 0 shares issued and outstanding, liquidation preference of $4,000,000 and $0 at December 31, 2013 and 2012, respectively	4,000,000	-

Equity:

Common stock, $.001 par value; 1,500,000,000 shares authorized, 15,794,762 and 13,742,394 shares issued at December 31, 2013 and 2012, respectively	15,794	13,742
Additional paid-in capital	67,417,025	62,388,502
Accumulated deficit	(65,856,053)	(58,841,664)
Accumulated other comprehensive (loss) income	(715,090)	604,632
Total YOU On Demand equity	861,676	4,165,212
Noncontrolling interests	(1,397,322)	53,046

Total equity	(535,646)	4,218,258

Total liabilities and equity	$14,997,318	$22,458,045

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$308,695	$1,700,799
Cost of revenue	3,126,089	3,460,772
Gross loss	(2,817,394)	(1,759,973)

Operating expense:
Selling, general and administrative expenses	7,608,742	9,689,763
Professional fees	705,692	1,046,095
Depreciation and amortization	774,480	2,159,149
Impairments of long-lived assets	311,249	-
Total operating expense	9,400,163	12,895,007

Loss from operations	(12,217,557)	(14,654,980)

Interest & other income / (expense)
Interest income	3,426	2,974
Interest expense	(374,178)	(77,965)
Stock purchase right	-	(43,748)
Cost of reset provision	-	(658,719)
Change in fair value of warrant liabilities	(466,060)	647,302
Change in fair value of contingent consideration	(251,963)	1,313,443
Loss (gain) on investment in unconsolidated entities	(2,741)	67,675
Loss on investment write-off	-	(95,350)
Loss on write-off of uncollectible loans	-	(513,427)
Gain on deconsolidation of Shandong Media	-	141,814
Other	55,831	(139,739)

Net loss from continuing operations before income taxes and noncontrolling interest	(13,253,242)	(14,010,720)

Income tax benefit	111,266	354,294

Net loss from continuing operations	(13,141,976)	(13,656,426)

Net gain (loss) from discontinued operations (including gain on disposal of $5,616,269 in 2013)	5,255,474	(2,630,979)

Net loss	(7,886,502)	(16,287,405)

Plus: Net loss attributable to noncontrolling interests	1,054,970	2,074,098

Net loss attributable to YOU On Demand shareholders	(6,831,532)	(14,213,307)
Dividends on preferred stock	(1,358,364)	(924,132)

Net loss attributable to YOU on Demand common shareholders	$(8,189,896)	$(15,137,439)

Basic earnings (loss) per share
Loss from continuing operations	$(0.89)	$(1.12)
Gain (loss) from discontinued operations	0.35	(0.24)
Basic loss per shares	$(0.54)	$(1.36)

Diluted earnings (loss) per share
Loss from continuing operations	$(0.89)	$(1.12)
Gain (loss) from discontinued operations	0.35	(0.24)
Diluted loss per shares	$(0.54)	$(1.36)

Weighted average shares outstanding
Basic	15,226,216	11,099,746
Diluted	15,226,216	11,099,746

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2013	2012
Net loss	$(7,886,502)	$(16,287,405)
Other comprehensive (loss) income
Foreign currency translation adjustments	142,236	136,161
Unrealized loss on available for sale securities	(858)	-
Less: Comprehensive loss attributable to non-controlling interest	1,047,359	1,969,294
Comprehensive loss attributable to YOU On Demand shareholders	$(6,697,765)	$(14,181,950)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013 and 2012

					Accumulated
			Additional		Other	YOU on Demand
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Income (loss)	(Deficit)/Equity	Interest	Equity
Balance, January 1, 2012	10,467,400	$10,467	$54,505,825	$(43,704,225)	$468,471	$11,280,538	$3,614,501	$14,895,039
Warrants issued for service	-	-	38,604	-	-	38,604	-	38,604
Common shares issued for service	181,617	182	571,682	-	-	571,864	-	571,864
Stock option compensation expense	-	-	766,149	-	-	766,149	-	766,149
Stock purchase right	-	-	43,748	-	-	43,748	-	43,748
Conversion of preferred Series B shares into common	320,000	320	726,463	-	-	726,783	-	726,783
Common shares and options issued for Sinotop acquisition earnout	245,274	245	1,308,145	-	-	1,308,390	-	1,308,390
Common shares and warrants issued for cash in connection with August 2012 private placement	646,250	646	2,287,895	-	-	2,288,541	-	2,288,541
Issuance costs in connection with August 2012 private placement	80,813	81	(633,746)	-	-	(633,665)	-	(633,665)
Common shares issued for cash in connection with December 2012 retail financing	1,800,000	1,800	2,698,200	-	-	2,700,000	-	2,700,000
Issuance costs in connection with December 2012 retail financing	-	-	(506,262)	-	-	(506,262)	-	(506,262)
Beneficial conversion feature due to modification of Series C preferred stock	-	-	581,800	-	-	581,800	-	581,800
Deconsolidation of Shandong Media	-	-	-	-	-	-	(497,383)	(497,383)
Reduction of registered capital at Zhong Hai Video	-	-	-	-	-	-	(1,094,778)	(1,094,778)
Exercise of options	324	-	-	-	-	-	-	-
Share adjustment for round lot holders in connection with 75-for-1 reverse split	716	1	(1)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	(15,137,439)	-	(15,137,439)	(2,074,098)	(17,211,537)
Foreign currency translation adjustments	-	-	-	-	136,161	136,161	104,804	240,965
Unrealized losses on marketable securities	-	-	-	-	-	-	-	-
Balance, December 31, 2012	13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258
Warrants issued for service	-	$-	$108,840	$-	$-	$108,840	$-	$108,840
Common shares issued for service	60,501	61	163,694	-	-	163,755	-	163,755
Common shares issued for clawback reset provision	436,238	436	658,283	-	-	658,719	-	658,719
Common shares and options issued for Sinotop acquisition earnout	245,274	245	410,230	-	-	410,475	-	410,475
Stock option compensation expense and revised modification	-	-	595,214	-	-	595,214	-	595,214
Conversion of Preferred Series B and C shares into common	1,308,907	1,309	3,630,380	-	-	3,631,689	-	3,631,689
Accretion from Series D Preferred Shares	-	-	(1,097,041)	-	-	(1,097,041)	-	(1,097,041)
Valuation of warrants issued to placement agent for the July 2013 Seried D 4% Preferred Share Issuance	-	-	247,995	-	-	247,995	-	247,995
Valuation of warrants issued to placement agent in connection with the issuance of convertible note	-	-	128,072	-	-	128,072	-	128,072
Beneficial conversion feature of Series D preferred stock issued	-	-	182,857	(182,857)	-	-	-	-
Sale of Jinan Broadband	-	-	-	-	(1,461,100)	(1,461,100)	(403,009)	(1,864,109)
Exercise of options	1,448	1	(1)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	(6,831,532)	-	(6,831,532)	(1,054,970)	(7,886,502)
Foreign currency translation adjustments	-	-	-	-	142,236	142,236	7,611	149,847
Unrealized losses on marketable securities	-	-	-	-	(858)	(858)	-	(858)
Balance, December 31, 2013	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012
Cash flows from operating activities:
Net loss	$(7,886,502)	$(16,287,405)
Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	1,146,000	1,142,173
Depreciation and amortization	1,616,966	4,082,936
Amortization of licensed content	150,324	150,324
Amortization of interest expense related to debt issuance costs	241,129	-
Deferred income tax	(111,266)	(353,085)
Loss (gain) on investment in unconsolidated entities	2,741	(67,675)
Loss on investment write-off	-	47,675
Provision for bad debt expense	-	163,076
Loss on disposal of assets	8,144	-
Change in fair value of warrant liabilities	466,060	(647,302)
Change in fair value of contingent purchase price consideration liability	251,963	(1,313,443)
Cost of reset provision	-	658,719
Gain on sale of Jinan Broadband	(5,616,269)	-
Gain on deconsolidation of Shandong Media, net of cash	-	(334,589)
Impairment of long-lived assets	311,249	840,000
Loss on uncollectible shareholder loan and related party loan	-	473,698
Loss on uncollectible loan to Shanghai Tianduo	-	39,729
Other	-	7,996
Change in assets and liabilities,
Accounts receivable	(174,032)	(182,094)
Inventory	(65,367)	34,093
Licensed content	1,120,513	(797,987)
Prepaid expenses and other assets	(92,724)	114,146
Accounts payable	(324,034)	(29,787)
Accrued expenses and liabilities	(127,961)	693,360
Deferred revenue	188,308	317,414
Deferred license fee	45,946	462,966
Other current liabilities	88,394	26,550
Other	(742)	157,687
Net cash used in operating activites	(8,761,160)	(10,600,825)

Cash flows from investing activities:
Acquisition of property and equipment	(430,775)	(953,636)
Investments in intangibles	(22,662)	(272,643)
Cash received from sale of Jinan Broadband (net of cash sold)	3,728,759	-
Leasehold improvements	-	(10,754)
Loans to Shandong Media shareholders	-	(32,771)
Loan repayments from Shandong Media shareholders	-	29,663
Net cash provided (used) in investing activities	3,275,322	(1,240,141)

Cash flows from financing activities
Proceeds from sale of Preferred D converitble shares	4,000,000	-
Proceeds from sale of equity securities	-	6,285,000
Proceeds from issuance of convertible note	2,000,000	3,000,000
Costs associated with financings and share issuances	(1,090,982)	(625,168)
Net cash provided by financing activities	4,909,018	8,659,832

Effect of exchange rate changes on cash	18,666	42,603

Net decrease in cash and cash equivalents	(558,154)	(3,138,531)

Total cash and cash equivalents at beginning of period	4,381,043	7,519,574
Less cash and cash equivalents of discontinued operations at beginning of period	1,103,152	1,086,627
Cash and cash equivalents of continuing operations at beginning of period	3,277,891	6,432,947

Total cash and cash equivalents at end of period	3,822,889	4,381,043
Less cash and cash equivalents of discontinued operations at end of period	-	1,103,152
Cash and cash equivalents of continuing operations at end of period	$3,822,889	$3,277,891

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$1,033	$1,363
Value of warrants issued for issuance costs in connection with Preferred Series D shares	$247,995	$-
Value of warrants issued for issuance costs in connection with the Convertible Note	$128,072	$-
Value of shares and warrants issued in connection with August 2012 private financing	$-	$2,639,640
Value of shares and options issued for Sinotop contingent consideration earnout	$410,475	$1,308,391
Value of common stock issued from conversion of Preferred Series B shares	$3,223,575	$726,783
Value of common stock issued from conversion of Preferred Series C shares	$408,114	$-
Software contributed in lieu of issued capital included in intangibles	$-	$398,183

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., a Nevada corporation (“YOU On Demand”, “we”, “us”, or “the Company”) , operates in the Chinese media segment through our Chinese subsidiaries and variable interest entities (“VIEs”) (1) an integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content for cable providers, Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing” or “Sinotop”), (2) a cable broadband business, Jinan Guangdian Jia He Broadband Co. Ltd. ( “Jinan Broadband”), based in the Jinan region of China through which we provide cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance (effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband) and (3) a print based media and television programming guide publication, Shandong Lushi Media Co., Ltd. (“Shandong Media”). Effective July 1, 2012, the Company deconsolidated Shandong Media (Note 9).

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The audited consolidated financial statements include the accounts of YOU On Demand and (a) its wholly- owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) two wholly-owned subsidiaries of CB Cayman: Beijing China Broadband Network Technology Co., Ltd. (“WFOE”) and Sinotop Group Limited (“Sinotop Hong Kong”) and (c) five entities located in the PRC: Jinan Zhong Kuan, Jinan Broadband, Sinotop, Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), and YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), which are controlled by the Company through contractual arrangements, as if they are majority owned subsidiaries of the Company. As of July 1, 2012, the Company deconsolidated Shandong Media as discussed below in Note 9. All material intercompany transactions and balances are eliminated in consolidation.

Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband and as such, Jinan Broadband’s assets and liabilities have been retroactively reclassified on our consolidated balance sheet as assets and liabilities of discontinued operations. The operating results of Jinan Broadband have been retroactively reclassified as discontinued operations in our consolidated statements of operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

Investment in Unconsolidated Entities

The Company has two investments in the PRC entities. The consolidated financial statements include our original investment in the entities plus our share of undistributed earnings or losses, in the account “Investment in unconsolidated entities.”

Basis of Presentation

The Company's policy is to use the accrual method of accounting to prepare and present its consolidated financial statements, which conform to accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassifications:

Certain information has been retrospectively reclassified to present the results of the Company’s Jinan Broadband as discontinued operations. This reclassification has no effect on previously reported net loss. See Note 4 Discontinued Operations. Certain prior year information has been reclassified to be comparable with current year presentation.

In presenting the Company’s consolidated statement of operations for the year ended December 31, 2012, we recorded approximately $296,000 to professional fees. In presenting the Company’s consolidated statement of operations for the year ended December 31, 2013, we reclassified professional fees to selling, general and administrative expense to more properly reflect fees paid for recurring operating expenses in the ordinary course of business. This reclassification has no effect on previously reported net loss.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates relate to goodwill and intangible asset valuations and useful lives, contingent purchase consideration, warrant liabilities, depreciation and allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities as of the date of purchase of three months or less. The Company deposits its cash balances with a limited number of banks. Cash balances in these accounts generally exceed government insured amounts.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

When the license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in licensed content in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 920, Entertainment – Broadcasters. In the event, the license fee is not known or reasonably determinable for a specific title in content license agreements that do not specify the license fee per title, we expense as costs of revenues the greater of revenue sharing costs incurred through the end of the reporting period or the proportionate value of total minimum license fees expensed on a straight-line basis over the term of each license agreement. As the Company expenses license fees on a straight-line basis, it may result in deferred or prepaid license fees. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and deferred license fees payable to licensors are classified as a liability on the consolidated balance sheets. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 19 to the consolidated financial statements.

Intangible Assets

Intangible assets are stated at acquisition fair value or cost less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its intangible assets with definite lives over periods generally ranging between 2.5 to 20 years. The charter/cooperation agreements are amortized over 20 years. The non-compete agreement is amortized over 2.5 years. Software and licenses are amortized over 3 years and 5 years, respectively.

Website development costs

Website development costs are stated at acquisition fair value or cost less accumulated amortization. The Company capitalizes website development costs associated with graphics design and development of the website application and infrastructure. Costs related to planning, content input, and website operations are expensed as incurred. The Company amortizes website development costs over three years.

Goodwill

In accordance with ASC 350-20, Goodwill, the Company tests goodwill for impairment annually as of December 31, or more frequently if indicators of potential impairment exists, to determine if the carrying value of goodwill is impaired. The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary.

In determining if goodwill was impaired, we estimate the fair value of the Company, considered as one reporting unit, and compare it to the corresponding carrying value of the reporting unit’s assets and liabilities (including goodwill). The Company determines the fair value of its reporting unit using an income approach. Under the income approach, the Company calculates the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections are primarily predicated upon management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is derived from a weighted-average cost of capital, adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows.

For the annual goodwill impairment test performed in the fourth quarter of 2013, our reporting unit had fair value that substantially exceeded its carrying value.

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

Warrant Liabilities

We account for derivative instruments and embedded derivative instruments in accordance with ASC 815,

Accounting for Derivative Instruments and Hedging Activities, as amended. The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Monte Carlo simulation method. We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock , which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required. The asset/liability derivatives are valued on a quarterly basis using the Monte Carlo simulation method. Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a risk-free interest rate. Gains (losses) on warrants are included in “Changes in fair value of warrant liabilities” in our consolidated statement of operations.

Advertising & Marketing Expense

The Company expenses advertising and marketing costs as incurred, which are included in selling expense. Advertising and marketing costs were approximately $533,000 and $1,022,000 for the years ended December 31, 2013 and 2012, respectively.

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

Revenue Recognition

Revenue is recorded as services are provided. The Company generally recognizes all revenues in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection is reasonably assured. The Company records deferred revenue for payments received from customers for the performance of future services and recognizes the associated revenue in the period that the services are performed.

Net Loss Per Share Attributable to YOU On Demand Shareholders

Basic and Diluted net loss per share attributable to YOU On Demand shareholders have been computed by dividing the net loss by the weighted average number of common shares outstanding. The assumed exercise of dilutive warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company’s common stock during each respective period, have been excluded from the calculation of diluted net loss per share for all periods presented as their effect would be anti-dilutive.

Foreign Currency Translation

The Company’s subsidiaries and VIEs located in China use its local currency (RMB) as its functional currency. Translation adjustments are reported as gains or losses in other comprehensive income or loss on the statement of comprehensive loss and accumulated other comprehensive income (loss) in the equity section of the balance sheet. The exchange rates used to translate amounts in functional currencies into USD for the purpose of preparing the consolidated financial statements were as follows:

	2013	2012
Period end RMB:USD exchange rate	6.1104	6.3011
Average RMB:USD exchange rate	6.1931	6.3116

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

Fair value of Financial Instruments

The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at December 31, 2013 and 2012 due to the short maturities of such instruments.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amends the guidance in ASC 740, Income Taxes. ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2013. The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern and Management’s Plans

For the year ended December 31, 2013, we incurred a net loss from continuing operations of approximately $13.1 million and we used cash for operations of approximately $8.8 million. We had a working capital deficit of approximately $3.0 million and accumulated deficit of approximately $65.9 million at December 31, 2013.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On July 5, 2013 we completed a Series D Preferred Share financing in which we raised $4.0 million and closed on a Bridge Loan on November 4, 2013 for $2.0 million. On January 31, 2014, we completed a Series E Preferred Share financing in which we raised an additional $19.0 million. See Note 13 for additional information.

In addition, we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

4.	Discontinued Operations

In order to focus on our core VOD business and help with cash flow needs, the Company decided to sell its 51% ownership of Jinan Broadband. The sale of Jinan Broadband to Shandong Broadcast for the payment price of RMB 29,000,000 became final on July 31, 2013. The Company received an initial payment of RMB 5,000,000 (approximately $811,000) in the third quarter of 2013 and the final payment of RMB 24,000,000 (approximately $3,920,000) in the fourth quarter of 2013.

Jinan Broadband met the criteria for being reported as a discontinued operation and has been segregated from continuing operations for all periods presented. We do not have any continuing involvement with Jinan Broadband. The related gain on the sale was reported in discontinued operations during the quarter ended September 30, 2013. The following table summarizes the results from discontinued operations:

	December 31,	December 31,
	2013	2012
	(7 months)	(12 months)
Revenue	$3,095,148	$5,172,431
Cost of revenue	1,954,552	3,622,745
Gross profit	1,140,596	1,549,686

Operating expense:
Selling, general and administrative	656,614	1,418,100
Professional fees	1,416	2,243
Depreciation and amortization	844,233	1,923,787
Impairmentsof long-lived assets	-	840,000
Total operating expense	1,502,263	4,184,130

Loss from operations	(361,667)	(2,634,444)

Interest & other income / (expense)
Interest income	1,765	5,662
Interest expense	(893)	(988)

Net loss before income taxes and noncontrolling interest	(360,795)	(2,629,770)
Income tax (expense) benefit	-	(1,209)
Net loss from discontinued operations	(360,795)	(2,630,979)
Plus: Net loss attributable to noncontrolling interest	176,790	1,289,181
Net loss attributable to YOU On Demand shareholders	$(184,005)	$(1,341,798)

The following table summarizes the assets and the liabilities of discontinued operations in the Company’s Consolidated Balance Sheet.

	July 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$1,002,277	$1,103,152
Inventories, net	459,520	384,088
Pepaid expenses	-	11,110
Other current assets	4,596	502
Total current assets	$1,466,393	$1,498,852

Property and equipment, net	$3,135,943	$3,368,831
Intangible assets, net	1,596,950	1,642,330
Total noncurrent assets	$4,732,893	$5,011,161

Liabilities
Accounts payable	$1,172,741	$1,245,141
Accrued expenses and liabilities	1,582,274	1,503,408
Deferred revenue	1,984,973	2,091,788
Amount due to Jia He DTV	147,564	144,592
Other current liabilities	287,630	212,521
Total current liabilities	$5,175,182	$5,197,450

Deferred tax liabilities	$68,774	$68,774
Total noncurrent liabilities	$68,774	$68,774

5.	VIE Structure and Arrangements

Sinotop Beijing

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

Voting Rights Proxy Agreement

Pursuant to a Voting Rights Proxy Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “ Shareholder ”), dated March 9, 2010, the Shareholder granted to Sinotop Hong Kong an irrevocable proxy, for the maximum period of time permitted by law, all of its voting rights as a shareholder of Sinotop Beijing. The Shareholder may not transfer any of its equity interest in Sinotop Beijing to any party other than Sinotop Hong Kong. The Voting Rights Proxy Agreement may not be terminated except upon the written consent of all parties, or unilaterally by Sinotop Hong Kong upon 30 days’ notice.

Jinan Broadband

Effective July 31, 2013, we have deconsolidated Jinan Broadband due to the disposition of 100% of our ownership. See Note 4.

The corporate structure for our broadband business consisted of:

•	a Cooperation Agreement, dated as of December 26, 2006, between CB Cayman and Jinan Parent (the “ December 2006 Cooperation Agreement ”);

•	a Cooperation Agreement dated as of January 2007, between Jinan Broadband and Networks Center (the “ January 2007 Cooperation Agreement ”); and

•	two Exclusive Service Agreements, dated December 2006 and March 2007, between Jinan Broadband, Jinan Parent and Networks Center (collectively, the “ Exclusive Service Agreements ”).

Pursuant to the December 2006 Cooperation Agreement, CB Cayman and Jinan Parent set up a joint venture, Jinan Broadband. CB Cayman contributed in cash and owned a 51% controlling interest, and Jinan Parent contributed the assets in exchange of 49% ownership in Jinan broadband. Jinan Broadband is a corporate joint venture with a term of 20 years. Jinan Broadband was considered as a VIE based on ASC 810-10-25-38 due to the fact that CB Cayman had a controlling financial interest in Jinan Broadband and therefore deemed to be the primary beneficiary based on the terms stipulated in the December 2006 Cooperation Agreement below:

•	CB Cayman appointed 3 directors and Jinan Parent appointed 2 directors;

•	The general manager and financial manager were appointed by CB Cayman; and

•	CB Cayman was entitled to receive 51% of net profit/loss of Jinan Broadband.

Pursuant to the January 2007 Cooperation Agreement, Networks Center, the PRC governmental agency which controls Jinan Parent, affirmed the arrangement set forth in the December 2006 Cooperation Agreement which provided that all of the pre-tax revenues of Jinan Broadband would be assigned to our WFOE for 20 years.

Shandong Media

Effective July 1, 2012, we deconsolidated Shandong Media due to a decrease in ownership from 50% to 30% (see Note 9 below for additional details related to the deconsolidation).

On March 7, 2008, we entered into the Shandong Cooperation Agreement with the Shandong Newspaper Entities. The Shandong Cooperation Agreement provided for, among other terms, the creation of a joint venture entity in the PRC, Shandong Media that would own and operate the television program guide, newspaper and magazine publishing businesses previously owned and operated by the Shandong Newspaper Entities pursuant to exclusive licenses. In addition, Shandong Media entered into an exclusive advertising agency agreement and an exclusive consulting services agreement with the Shandong Newspaper Entities and another third party, Music Review Press, which required that the Shandong Newspaper Entities and Music Review Press would appoint Shandong Media as their exclusive advertising agent and provider of technical and management support for a fee.

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

We are entitled to 100% of the pre-tax income of Jinan Zhong Kuan, in two ways which are discussed below. First, there are two individual owners of Jinan Zhong Kuan which hold all of the equity in that company in trust for the benefit of CB Cayman, pursuant to trustee arrangements entered into with them in 2008. The trustee arrangements relieve the individual shareholders from any responsibilities for the day-today operations of the company and any liability arising from their role as equity holders. All actions taken by them as shareholders will be in accordance with instructions provided by CB Cayman. The trustee arrangements provide that, in consideration for an up-front fee paid by CB Cayman, and monthly cash payments thereafter, the equity holders of Jinan Zhong Kuan will hold the equity of Jinan Zhong Kuan in trust for, and only for the benefit of, CB Cayman. We believe CB Cayman’s right to receive 100% of the dividends paid on the equity held in trust for it by the two individuals is appropriate under PRC transfer pricing rules, which are found in Arts. 41-48 of the PRC Enterprise Income Tax Law and Arts. 109-123 of the Implementing Regulations thereunder, and complies with the “arm’s length principle” mandated by Art. 41 of the Enterprise Income Tax Law, because those individuals have no responsibilities and take no risk in connection with their role as trustee shareholders other than to vote when requested and as directed by CB Cayman.

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

The Company, through CB Cayman, is the sole owner of the WFOE, and exercises the overall voting power over the WFOE. In addition, through the various contractual agreements between CB Cayman, the trustees, the WFOE and Jinan Zhong Kuan, as discussed above, Jinan Zhong Kuan is considered a VIE. As the Company bears all risks and is entitled to all benefits relating to the investment in Jinan Zhong Kuan, the Company is a primary beneficiary of Jinan Zhong Kuan and is required to consolidate Jinan Zhong Kuan under the variable interest model. With respect to Shandong Media, it could not finance its own activities without the cash contribution from Jinan Zhong Kuan. In addition, apart from its equity interest in Shandong Media, Jinan Zhong Kuan had the obligation to bear expected losses and receive expected returns through the exclusive services agreement, which entitled Jinan Zhong Kuan to all net profits of Shandong Media.

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	December 31,	December 31,
	2013	2012

Furniture and office equipment	$965,568	$926,962
Leasehold improvements	184,129	178,555
Total property and equipment	1,149,697	1,105,517
Less: accumulated depreciation	(649,839)	(375,754)
Net carrying value	$499,858	$729,763

We recorded depreciation expense of approximately $275,000 and $278,000 included in our operating expense for the years ended December 31, 2013 and 2012, respectively.

7.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisition of Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives.

A roll forward of our intangible assets activity from January 1, 2013 to December 31, 2013 is as follows:

	Balance at				Foreign	Balance at
	January 1,		Amortization	Impairment	Currency	December 31,
	2013	Additions	Expense	Charge	Transl Adj	2013
Amortized intangible assets:
Charter / Cooperation agreements	$2,422,824	$-	$(137,792)	$-	$-	$2,285,032
Noncompete agreement	121,252	-	(121,252)	-	-	-
Software and licenses	504,514	2,243	(119,647)	(311,249)	5,706	81,566
Website development	233,978	-	(120,640)	-	7,301	120,639
Total amortized intangible assets	$3,282,568	$2,243	$(499,331)	$(311,249)	$13,007	$2,487,237

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

	Balance at			Deconsolidation	Foreign	Balance at
	January 1,		Amortization	of Shandong	Currency	December 31,
	2012	Additions	Expense	Media	Transl Adj	2012
Amortized intangible assets:
Publication rights	$400,953		$(12,150)	$(388,803)	$-	$-
Customer relationships	76,579		(5,890)	(70,689)	-	-
Operating permits	600,147		(18,186)	(581,961)	-	-
Charter / Cooperation agreements	2,560,616	-	(137,792)	-	-	2,422,824
Noncompete agreement	1,576,256	-	(1,455,004)	-	-	121,252
Software and licenses	240,015	417,017	(147,663)	(4,066)	(789)	504,514
Website development	250,000	100,000	(116,989)	-	967	233,978
Total amortized intangible assets	$5,704,566	$517,017	$(1,893,674)	$(1,045,519)	$178	$3,282,568

Unamortized intangible assets:
Website name	134,290	-	-	-	-	134,290
Goodwill	6,105,478	-	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $499,000 and $1,894,000 during 2013 and 2012, respectively.

The Company’s amortized intangible assets consisted of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Charter / Cooperation agreements	$2,755,821	$(470,789)	$2,755,821	$(332,997)
Noncompete agreement	3,637,512	(3,637,512)	3,637,512	(3,516,260)
Software and licenses	282,399	(200,833)	675,870	(171,356)
Website development	361,919	(241,280)	350,965	(116,987)
Total amortized intangible assets	$7,037,651	$(4,550,414)	$7,420,168	$(4,137,600)

The following table outlines the amortization expense for the next five years and thereafter:

Amortization
to be
Years ending December 31,	Recognized
2014	$304,210
2015	156,453
2016	154,003
2017	138,432
2018	138,062
Thereafter	1,596,077
Total amortization to be recognized	$2,487,237

8.	Equity Method Investments

The Company’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 30% interest in Shandong Media, a print based media business, as of December 31, 2013 and 2012, the investment balance is $0 and $0, respectively; and (2) 39% interest in Hua Cheng, a company established to provide integrated value-added service solutions for the delivery of VOD and enhanced premium content for cable providers, as of December 31, 2013 and 2012, the investment balance is $673,567 and $655,834, respectively.

	2013	2012

Condensed income statement information:

Net sales	$3,303,820	$1,862,223

Gross margin	$1,289,333	$419,696

Net loss	$(39,046)	$(258,450)

Company's equity in net income (loss)	$(2,741)	$67,675

Condensed balance sheet information:
	December 31,	December 31,
	2013	2012
Current assets	$2,868,018	$3,018,413
Noncurrent assets	$572,063	$577,291
Total assets	$3,440,081	$3,595,704

Current liabilities	$1,580,681	$1,578,030
Noncurrent liabilities	$29,360	$182,121
Equity	$1,830,040	$1,835,523
Total liabilities and equity	$3,440,081	$3,595,674

9.	Deconsolidation of Shandong Media Joint Venture

In connection with the Shandong Newspaper Cooperation Agreement, based on certain financial performance thresholds, we were required to make an additional payment of RMB 5,000,000 (approximately US $791,900) to Shandong Media. In January 2012, the Company, through Jinan Zhong Kuan, signed a Memorandum of Understanding (“MOU”) with Shandong Broadcast and Modern Movie, our partners in our Shandong Media joint venture company, whereby upon execution of a formal agreement, the Company was relieved of its obligation to make the additional payment of RMB 5,000,000 (approximately US $791,900) described above in exchange for payment of RMB 1,000,000 (approximately US$158,300) to Shandong Media and the transfer of 20% of the Company’s 50% ownership interest in Shandong Media to Shandong Broadcast and Modern Movie. In April 2012, Jinan Zhong Kuan made payment of RMB 1,000,000 to Shandong Broadcast in connection with the signed MOU.

Shandong Media received notice of approval by the PRC State Administration for Industry & Commerce (“AIC”) to effect the changes made in the Articles of Association (“AOA”) and complete the transaction. The equity transfer ownership is effective as of July 1, 2012 and we have deconsolidated Shandong Media and recorded our 30% ownership under the equity method of accounting in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary. We valued the 30% investment in Shandong Media at fair value based on historical and forecasted performance utilizing discounted cash flow methodology. Due to current performance and risks associated with future cash flow we valued Shandong Media at $0 as of the date of deconsolidation. As part of the deconsolidation we removed the net assets associated with Shandong and recognized a gain of $141,814 on such deconsolidation.

Also in accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we will maintain a balance for our 30% investment in Shandong Media not to go below $0. Based on our valuation for our 30% ownership and subsequent net losses our balance is currently negative and as such is recorded as a $0 balance on our financial statements.

10.	Fair Value Measurements

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

Annually we review the valuation techniques used and determine if the fair value measurements are still appropriate and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information. There were no changes in the valuation techniques during the current year.

The fair value of the warrant liabilities at December 31, 2013 and 2012 were valued using the Monte Carlo Simulation method which incorporated the following assumptions:

	December 31,	December 31,
	2013	2012
Risk-free interest rate	1.186%	0.777%
Expected volatility	70%	75%
Expected life (years)	3.67	4.67
Expected dividend yield	0%	0%

The fair value of the option portion of our contingent purchase consideration liability at December 31, 2013 and 2012 was valued using the Black-Scholes Merton model which incorporated the following assumptions:

	December 31,	December 31,
	2013	2012
Risk-free interest rate	1.27%	0.54%
Expected volatility	70%	75%
Expected life (years)	4.0	4.0
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, respectively:

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371

Liabilities
Warrant liabilities (see Note 15)	$-	$-	$1,344,440	$1,344,440
Contingent purchase price consideration, current (see Note 11)	$-	$-	$578,744	$578,744

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$2,229	$-	$-	$2,229

Liabilities
Warrant liabilities (see Note 15)	$-	$-	$878,380	$878,380
Contingent purchase price consideration, current (see Note 11)	$-	$-	$368,628	$368,628
Contingent purchase price consideration, noncurrent (see Note 11)	$-	$-	$368,628	$368,628

	December 31, 2013
	Level 3 Assets and Liabilities
		Purchases, sales	Change in
		and issuances	Fair Value
	1/1/2013	and settlements	(gain) / loss	12/31/2013
Liabilities:
Warrant liabilities (see Note 15)	$878,380	$-	$466,060	$1,344,440
Contingent purchase price consideration (see Note 11)	$737,256	$(410,475)	$251,963	$578,744

	December 31, 2012
	Level 3 Assets and Liabilities
		Purchases, sales	Change in
		and issuances	Fair Value
	1/1/2012	and settlements	(gain) / loss	12/31/2012
Liabilities:
Warrant liabilities (see Note 15)	$-	$1,525,682	$(647,302)	$878,380
Contingent purchase price consideration (see Note 11)	$3,359,089	$(1,308,390)	$(1,313,443)	$737,256

	For the Year Ended December 31, 2013
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
	12/31/2013	Techniques	Inputs	Input

Warrant liabilities	$ 1,344,440	Monte Carlo Simulation Method	Risk-free rate of interest	1.186%
			Expected volatility	70%
			Expected life (years)	3.67
			Expected dividend yield	0%

Contingent consideration	$ 578,744	Black-Scholes Merton Model	Risk-free rate of interest	1.270%
			Expected volatility	70%
			Expected life (years)	4.00
			Expected dividend yield	0%

	For the Year Ended December 31, 2012
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
	12/31/2012	Techniques	Inputs	Input

Warrant liabilities	$ 878,380	Monte Carlo Simulation Method	Risk-free rate of interest	0.777%
			Expected volatility	75%
			Expected life (years)	4.67
			Expected dividend yield	0%

Contingent consideration	$ 737,256	Black-Scholes Merton Model	Risk-free rate of interest	0.540%
			Expected volatility	75%
			Expected life (years)	4.00
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration includes the risk free interest rate, expected volatility, expected life and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement

In accordance with our deconsolidation of Shandong Media, we recorded the fair value of our 30% equity investment. Utilizing forecasts based on recent historical performance we computed a discounted cash flow valuation of $0.

11.	Sinotop Contingent Consideration

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of 251,963 and reported a gain of $1,313,443, for the years ended December 31, 2013 and 2012, respectively.

As of the end of the second earn-out year (July 1, 2013), the second milestone was achieved with over 11 million homes having access to our VOD services. As such, we issued in total 490,548 shares of our common stock and 53,334 options to Mr. Liu for achieving the first two year milestones. As of December 31, 2013, we recorded a purchase price consideration liability in the amount of $578,744 related to the remaining earn-out year.

The following is the rollforward of the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at December 31, 2013 and 2012, respectively.

	January 1,			December 31,
	2013	Earned	Change in	2013
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$711,294	$(394,892)	$237,917	$554,319
Stock options	25,962	(15,583)	14,046	24,425
Total contingent consideration	$737,256	$(410,475)	$251,963	$578,744

The number of instruments remaining to be earned consists of 245,274 common shares and 26,666 options.

12.	Related Party Transactions

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

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No. 3 to the note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note.

In connection with the Series D Amendment (as discussed below in Note 13), on November 4, 2013, the Company and Mr. McMahon entered into a Waiver (the “McMahon Note Waiver”), pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the McMahon Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the McMahon Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note is repaid in full or converted into Series D Shares, and (iii) Mr. McMahon waived the Company’s obligation to repay the McMahon Note with the proceeds received from the issuance of the Bridge Note.

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2014.

Short-term Loans

On June 10, 2013, Shane McMahon made a short-term loan in the amount of $40,000 to the Company which was repaid in full on July 11, 2013.

On June 26, 2013, at the Company’s request, Shane McMahon made a loan to the Company in the amount of $150,000 in order for the Company to make certain payments, pending consummation of the Series D investment transaction described in Note 13. In consideration for the loan, the Company issued a Promissory Note to Mr. McMahon in the aggregate principal amount of $150,000 (the “Note”). The Note was to mature on the earlier of the Series D investment transaction, or, if that transaction was not consummated, six months from the date of issuance. On July 11, 2013, the Company repaid all amounts owed to Mr. McMahon under the Note.

Video On Demand Business

Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $161,000 and $159,000 for the years ended December 31, 2013 and 2012, respectively, to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., the minority shareholder of Zhong Hai Video.

13.	Series D and Series E Preferred Stock Financing and Convertible Note

Series D and Series E Preferred Stock

On July 5, 2013, we entered into a Series D Preferred Stock Purchase Agreement with C Media Limited (the “Investor” or “C Media”), pursuant to which we sold to the Investor 2,285,714 shares of Series D 4% Convertible Redeemable Preferred Stock of the Company (the “Series D Preferred Stock”) for $1.75 per share, or a total purchase price of $4,000,000.

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

The Company paid issuance costs of approximately $849,000 in cash and issued warrants to the placement agent to purchase 228,571 shares of our common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.60% . The exercise price of the warrants was $1.75. The warrants were valued at $247,995 at the date of issuance. The preferred stock was recorded net of issuance costs of $1,097,041 at the issuance date, as a charge to additional paid-in capital, due to our deficit in retained earnings during the period ended December 31, 2013.

The Company recognized a beneficial conversion feature discount on Series D Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series D Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $183,000 of beneficial conversion feature as a deemed dividend and increase in Series D Preferred Stock on the date of issuance since these shares were convertible at the issuance date. Further, the Company is obligated to pay cumulative dividends of 4% annum, payable annually on December 31 and as of December 31, 2013 the amount of undeclared dividends payable was approximately $78,000.

$2M Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note has an annual interest rate of 4% and matures on January 5, 2015. Upon the closing of a financing pursuant to the terms of that certain Series D Stock Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media invests funds in the Company in exchange for shares of the Series E Convertible Preferred Stock of the Company, the principal amount and all unpaid interest of the Bridge Note shall automatically be converted into Series E Shares at a conversion price equal to the per share purchase price paid for Series E Shares by C Media. If the Bridge Note is not converted into Series E Shares within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Agreement (defined below) have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note may, at C Media’s option, be converted into shares of the Company’s Series D 4% Convertible Redeemable Preferred Stock at a conversion price of $1.75 per share. In connection with the issuance of the convertible note, we recorded debt issuance costs of $370,008 to current assets to be amortized over the period of the earliest possible conversion date which is January 31, 2014. As such we have recorded interest expense of $241,129 for the period ended December 31, 2013 and have a net carrying value of $128,879 on our consolidated balance sheet as of December 31, 2013. The issuance costs included cash paid of $241,936 and the issuance of warrants to the placement agent to purchase 114,285 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.36% . The exercise price of the warrants was $1.75. The warrants were valued at $128,072 at the date of issuance.

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

On December 4, 2013, C Media exercised its Optional Extension Option which extended the date to January 31, 2014.

Conversion to Series E Preferred Stock and Conversion of $2M Convertible Note

On January 31, 2014, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Purchase Agreement”) with C Media and certain other purchasers (collectively, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 14,285,714 shares of Series E Convertible Preferred Stock of the Company (the “Series E Preferred Stock”) for $1.75 per share, or a total purchase price of $25 million. Among the 14,285,714 shares of Series E Preferred Stock issued to the Investors, (i) 1,142,857 shares were issued upon the conversion of that certain convertible note issued to C Media in principal amount of $2,000,000, (ii) 10,857,143 shares were issued for an aggregate purchase price of $19 million, and (iii) 2,285,714 shares were issued upon the conversion of 2,285,714 shares of Series D 4% Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) held by C Media, which constitute all of the issued and outstanding shares of Series D Preferred Stock, into the Series E Preferred Stock pursuant to the Purchase Agreement. During the first quarter of 2014, the Company received all additional net proceeds of approximately $16.4 million from the Series E Preferred Stock Financing.

14.	Retail Financing, December 2012

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

15.	Private Financing, August 2012

On August 30, 2012, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company offered the Investors the option to purchase either (i) Class A Units, with each Class A Unit consisting of one share of the Company’s common stock, par value $0.001 per share and (b) a common stock purchase warrant (each a “Warrant,” and, collectively, the “ Warrants ”) to purchase one share of Common Stock at an exercise price of $4.25 per share, or (ii) Class B Units, with each Class B Unit consisting of one share of the Company’s Series C Preferred Stock, par value $0.001 per share, and a Warrant. The per unit price for each of the Class A Units and the Class B Units was $4.00.

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

The Company recognized a beneficial conversion feature discount on Series C Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series C Convertible Preferred Stock investment, less the effective conversion price. The Company recognized approximately $342,000 of beneficial conversion feature as an increase in additional paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series C Convertible Preferred Stocks since these shares were convertible at the issuance date. The Series C Preferred Stock is classified as temporary equity at December 31, 2013, based on their conversion characteristics. The Series C Preferred Stock is not deemed to be an embedded derivative instrument to be bifurcated since it’s indexed to its own stock.

In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. As of December 31, 2013 and 2012, the warrant liability was re-valued using a Monte Carlo valuation as disclosed in Note 10, Fair Value Measurement, and was adjusted to its current fair value of approximately $1,344,000 and $878,000 as determined by the Company, resulting in a loss of approximately $466,000 and a gain of approximately $647,000 for the years ended December 31, 2013 and 2012, respectively.

As a result of the Negative Clawback provisions included in the warrant agreement we have reset the exercise price from $4.25 per share to $1.50 per share. The fair value calculation on our warrant liability includes this reset.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company agreed to a negative clawback provision. Under the Negative Clawback, if at any time after the closing the Company consummated an underwritten public offering with respect to the purchase and sale of Common Stock or preferred stock (collectively, “ Additional Securities ”) of the Company resulting in a price per share of such Additional Securities (after giving effect to the conversion of any preferred stock to be issued in the Subsequent Public Financing) of less than $4.00, then, simultaneously with the closing of such Subsequent Public Financing, the Company would be obligated to issue to each Investor of Class A Units only, for no additional consideration, that number of Common Shares as is equal to (i) the number of Common Shares that would have been issuable to such Class A Investor at closing if the Per Unit Purchase Price were equal to the greater of (A) the Public Financing Price and (B) $2.50, minus (ii) the number of Common Shares issued to the Class A Investor at the closing. As a result of our December 2012 retail financing the Company adjusted the number of shares in accordance with the negative clawback provisions and recorded a charge to operations of approximately $659,000 for the issuance of additional shares. On June 12, 2013, we issued 436,238 shares to fulfill this obligation.

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

16.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks. In determining the loss to common stockholders, net loss has been reduced by dividends and accretion on Series D Preferred Stock.

In January 2013, the remainder of our Series B Preferred Shares (7,866,800) was converted to 1,048,907 common shares. In September 2013, 162,500 shares of our Series C Preferred Shares were converted to 260,000 common shares.

For the years ended December 31, 2013 and 2012, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	2013	2012
Warrants	1,713,253	1,348,975
Options	1,878,835	1,585,401
Series A Preferred Stock	933,333	933,333
Series B Preferred Stock	-	1,048,907
Series C Preferred Stock	140,000	250,000
Series D 4% Preferred Stock	2,320,434	-
Convertible promissory notes	2,977,315	-
Total	9,963,170	5,166,616

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	2013	2012
Exercise of stock warrants	1,713,253	1,348,975
Exercise and future grants of stock options	4,023,871	4,051,986
Conversion of preferred stock	3,393,767	2,382,240
Issuance of restricted stock grants	-	56,780
Contingent issuable shares in connection with Sinotop acquisition	245,274	490,548
Issuable shares from conversion of promissory notes payable	2,977,315	-
Total	12,353,481	8,330,529

17.	Share-Based Payments

As of December 31, 2013, the Company has 1,878,835 options and 1,713,253 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the years ended December 31, 2013 and 2012:

	2013	2012
Stock option amortization	$540,000	$766,000	(a)
Cost of stock option price reduction	55,000	-	(b)
Stock issued for services	442,000	293,000	(c)
Stock warrants issued for services	109,000	39,000	(d)
Right to purchase shares	-	44,000
	$1,146,000	$1,142,000

(a)

The Company accounts for its stock option awards to employees pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes Merton model incorporated the following assumptions for the options granted in 2013 and 2012: risk-free interest rate of 1.73% to 2.66%, expected volatility of 70% to75%, expected life of 4.0 to 10.0 years and expected dividend yield of 0%.

(b)

The Compensation Committee of the Board of Directors (acting as Administrator) reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00. The Plan permits the Administrator to reduce the exercise price of any award granted under the Plan if the fair market value of the award has declined since the date of grant. All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged. The exercise prices of stock options held by the Company’s Chairman, Shane McMahon, and the Company’s CEO, Weicheng Liu, were not reduced by the Committee. As a result of the exercise price modification, the Company recognized additional compensation expense of $55,000 for the stock options held by 30 employees for the year ended December 31, 2013. The modification resulted in a gain of approximately $409,000 related to the unrecognized compensation expense which will be recognized over the vesting periods of the new options. These vesting periods range from 17 months to 38 months.

(c)

In 2012, the Company appointed two new “independent” (as defined under the NASDAQ listing requirements) members to the Board of Directors. In connection with the appointment we granted each of our three “independent” directors 10,000 restricted shares to be vested quarterly over one year.

During 2012 and 2013, the Company granted 45,500 shares and 196,620 shares, respectively, to certain consultants and directors for services. As of December 31, 2013 all of these shares were vested. We record the common shares at the closing price on the issue date. We expensed to consulting and marketing services $442,000 and $293,000 during the years ended December 31, 2013 and 2012.

(d)

In 2013, we issued 166,677 consulting warrants and 6,667 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model. We expensed to marketing $109,000 and $39,000 during the years ended December 31, 2013 and 2012.

Effective as of December 3, 2010, Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

The following table summarizes the number of securities outstanding, granted and available for issuance as of December 31, 2013:

Number of
Securities
Approved plan	4,000,000
Options outstanding	(1,878,835)
Restricted shares granted	(186,168)
Options and restricted shares available for issuance	1,934,997

Stock Options

Stock option activity for the year ended December 31, 2013 is summarized as follows:

	Options	Weighted Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding at January 1, 2013	1,585,401	$3.54
Granted	401,667	1.79
Exercised	(1,448)	2.00
Canceled	(106,785)	2.85
Outstanding at December 31, 2013	1,878,835	$2.64	$383,667

Options exercisable at December 31, 2013 (vested)	1,296,497	$2.88	$142,723

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, and 2012, was $1.26 and $3.60. The total intrinsic value of options exercised during the years ended December 31, 2013, and 2012, was $1,636 and $1,622.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$1 - $2	375,000	9.76	$1.65	23,438	$1.65
$2 - $3	595,835	7.18	2.00	493,948	2.00
$3 - $5	906,667	7.12	3.18	777,778	3.13
$5 - $74	-	4.20	-	-	-
$74 - $75	1,333	4.45	75.00	1,333	75.00
	1,878,835	7.66	$2.64	1,296,497	$2.88

The following table summarizes the status of options which contain vesting provisions:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested at January 1, 2013	518,330	$1.80
Granted	401,667	1.43
Vested	(281,063)	2.01
Canceled	(56,597)	1.04
Non-vested at December 31, 2013	582,337	$1.52

As of December 31, 2013 the Company had total unrecognized compensation expense related to options granted of approximately $879,000 which will be recognized over a remaining service period of 3.75 years. The total fair value of shares vested during the years ended December 31, 2013, and 2012, was $539,929 and $766,149, respectively.

Warrants

In connection with the Company’s Share Exchange, capital raising efforts in 2007, the July 2010, August 2012, December 2012 and July 2013 financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of December 31, 2013, the weighted average exercise price was $2.28 and the weighted average remaining life was 3.73 years. The following table outlines the warrants outstanding and exercisable as of December 31, 2013 and December 31, 2012:

	2013	2012
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
Share Exchange Consulting Warrants ($45.00 exercise price)	-	59,664	$45.00	1/11/2013
2007 Private Placement Broker Warrants ($45.00 exercise price)	-	8,533	$45.00	1/11/2013
2007 Private Placement Investor Warrants ($150.00 exercise price)	-	53,333	$150.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($45.00 exercise price)	-	17,049	$45.00	1/11/2013
July 2010 Sinotop Acquisition Warrants ($150.00 exercise price)	-	13,333	$150.00	1/11/2013
May 2011 Warner Brothers Warrants ($6.60 excercise price)	200,000	200,000	$6.60	5/11/2016
2011 Service Agreement Warrants ($7.20 exercise price)	26,667	20,000	$7.20	6/15/2016
2012 August Financing Warrants ($1.50 exercise price)	977,063	977,063	$1.50	8/30/2017
2013 Service Agreement Warrants ($2.00 exercise price)	166,667	-	$2.00	2/26/2018
2013 Broker Warrants ($1.75 exercise price)	342,856	-	$1.75	7/5/2018
	1,713,253	1,348,975

18.	Income Taxes

(A) Corporate Income Tax (“CIT”)

YOD was incorporated in Nevada and is subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

Sinotop Hong Kong was incorporated in HK as a holding company. The statutory income tax rate in HK is 16.5%.

All of the Company’s income is generated in the PRC. WFOE, YOD WFOE, Sinotop Beijing, Zhong Hai Video, Jinan Zhong Kuan are PRC entities. The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

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

The provision for income tax benefit consists of the following components:

	2013	2012
Loss before tax	$(13,253,242)	$(14,010,720)
Current tax benefit
United States	$-	$(21,875)
PRC/Hong Kong	-	-
	-	(21,875)

Deferred benefit other than the benefit of net operating losses
United States	-	-
PRC/Hong Kong	(42,743)	(272,039)
	(42,743)	(272,039)

Deferred benefit of net operating losses
United States	-	-
PRC/Hong Kong	(68,523)	(60,380)
	(68,523)	(60,380)

Total income tax benefit	$(111,266)	$(354,294)

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2013	2012
U. S. statutory income tax rate	34.0%	34.0%
Nondeductible expenses	-1.6%	-3.4%
Non-taxable gain on deconsolidation of Shandong Media	0.0%	0.2%
Non-taxable change in warrant liabilities	-1.2%	1.6%
Non-taxable (gain) loss on contingent consideration	-0.6%	3.2%
Rate-differential on foreign income invested indefinitely	-5.0%	-7.1%
Increase in valuation allowance	-22.5%	-26.5%
Change in estimates - offset by changes in valuation allowance above	-0.1%	0.4%
Change in estimate of NOL - disallowance of bad debt deduction	-2.0%	0.0%
Removal of deferred tax assets relating to pre-merger NOLs	0.0%	-16.3%
Change in valuation allowance related to pre-merger NOLs	0.0%	16.3%
Unrecognized tax benefits	0.0%	0.2%
Effective income tax rate	0.8%	2.5%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

U.S. NOL - subsequent to stock exchange transaction	$6,809,115	$5,134,195
Foreign NOL	2,495,773	1,929,439
Fixed assets cost basis	5,343	23,771
Costs capitalized for tax	10,732	10,452
Accrued payroll	156,581	21,675
Accrued expenses	1,178,368	557,754
Deferred rent	(522)	390
Expenses prepaid for tax	2,871	6,902
Investment in and advance to cost method investee	34,630	33,724
Nonqualified options	306,559	207,443
Marketable securities	100,795	100,795
Charitable contribution carryover	757	757
Capital loss carryover	482,898	482,898
Total deferred tax assets	11,583,900	8,510,194

Less: valuation allowance	(11,319,919)	(8,314,240)

Deferred tax liabilities

Basis in equity method investee	(12,760)	(13,256)
Intangible assets	(377,030)	(419,773)
Total deferred tax liabilities	(389,790)	(433,029)

Net deferred tax liability	$(125,809)	$(237,075)

As of December 31, 2013, the Company had approximately $20.0 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $10.5 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2033 and year 2014 to year 2018, respectively. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of $1,420,289. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased approximately $0.6 million ($3.0 million, less the removal of $2.4 million from discontinued operations) and $1.6 million ($2.0 million, less $0.4 million valuation allowance eliminated with the deconsolidation of Shandong Media) during the years ended December 31, 2013 and 2012, respectively. The increase was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize. In the year ended December 31, 2012, the increase in the valuation allowance included approximately $0.6 million from the discontinued operation.

(B) Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	2013	2012
Balance, beginning of year	$-	$21,875
Increase from prior year's tax positions	-	884
Reduction resulting from the lapse of the statute of limitations	-	(22,759)
Balance, end of year	$-	$-

As of December 31, 2013 and 2012, the Company did not accrue any material interest and penalties.

The Company is in the process of assessing an uncertain tax position arising from the dissolution of our VIE, Jinan Zhong Kuan. The outcome of discussion with local tax authorities is currently uncertain.

The Company's United States income tax returns are subject to examination by the Internal Revenue Service for at least 2009 and later years. Because of the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies' inceptions in 2007 through 2013 as applicable.

19.	Commitments and Contingencies

Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2013, the Company's potential minimum cash obligation to these employees was approximately $627,000.

Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China through 2016 as follows:

Leased
Property
Years ending December 31,	Costs
2014	697,000
2015	687,000
2016	583,000
2017	5,000
Thereafter	-
Total	$1,972,000

Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2014	2,508,000
2015	2,326,000
2016	1,060,000
Thereafter	-
Total	$5,894,000

Other

The Company is committed to paying service fees to certain consultants of $47,500 through the first quarter of 2014.

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

20.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $45,000 and $57,000 for the years ended December 31, 2013 and 2012, respectively.

21.	Subsequent Events

During the first quarter 2014, pursuant to our warrant and option agreements we issued 292,083 shares of common stock.

EXHIBIT INDEX

Exhibit
No.	Description
1.1

Underwriting Agreement, dated December 14, 2012, by and among YOU On Demand Holdings, Inc. and Chardan Capital Markets LLC [incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 14, 2012].

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2012].
3.2	Second Amendment and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
3.3	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2010]
3.4	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012]
3.5	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 11, 2013]
3.6	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010 [incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon. [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.3	Form of Warrant issued on July 30, 2010 to Steven Oliveira. [incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2010]
4.4

Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong. *
10.2	Option Agreement, dated March 9, 2010, by and among Sinotop Hong Kong, Sinotop Beijing, and Zhang Yan (the sole shareholder of Sinotop Beijing). *
10.3	Termination, Assignment and Assignment Agreement, dated June 4, 2012, by and among Sinotop Hong Kong, YOD WFOE, Sinotop Beijing and Zhang Yan. *
10.4	Equity Pledge Agreement, dated June 4, 2012, by and among YOD WFOE, Sinotop Beijing and Zhang Yan. *
10.5	Voting Rights Proxy Agreement, dated June 4, 2013, by and among YOD WFOE, Sinotop Beijing and Zhang Yan. *
10.6	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
10.7	Employment Agreement, dated January 31, 2014 between the Company and Weicheng Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
10.8	Employment Agreement, dated January 31, 2014 between the Company and Marc Urbach [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
10.9	Employment Agreement, dated January 31, 2014 between the Company and Xuesong Song [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 6, 2014]
10.10

Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.11

Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012].

10.12	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012].

10.13

Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on May 21, 2012].

10.14

Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on October 23, 2012].

10.15

Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013].

10.16

Series D Preferred Stock Purchase Agreement, dated as of July 5, 2013, between the Company and C Media Limited [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2013].

10.17

English Translation of Equity Transfer Agreement, dated May 20, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013].

10.18

English Translation of Letter Agreement, dated July 23, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2013].

10.19

English Translation of Letter Agreement, dated July 31, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2013].

10.20

Convertible Promissory Note in $2,000,000 principal amount issued to C Media Limited, dated November 4, 2013 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2013].

10.21

Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated November 4, 2013, between the Company and C Media Limited [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2013].

10.22	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2013].
10.23

Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014].

10.24

Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K filed on February 6, 2014].

21	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 26, 2014].
23.1*	Consent of UHY LLP
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Filed herewith