Form 10-Q
period 2014-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2014-05-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,553,022 shares as of May 15, 2014.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2014

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, which was sold effective March 25, 2014; (ix) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Dian Guang Information Technology Co. Ltd., a PRC company controlled through contractual arrangements, which was dissolved effective March 25, 2014; (x) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company, effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband; (xi) “Jinan Parent” are to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC Company; (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to either our current variable interest entity (Sinotop Beijing), to our deconsolidated variable interest entity (Jinan Zhong Kuan) or to our discontinued variable interest entity (Jinan Broadband).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,954,910	$3,822,889
Accounts receivable, net	186,715	175,211
Licensed content, current	1,070,036	428,322
Prepaid expenses	505,846	330,013
Debt issuance costs, net	-	128,879
Other current assets	57,683	48,928
Total current assets	19,775,190	4,934,242

Property and equipment, net	433,400	499,858
Licensed content, noncurrent	117,414	162,646
Intangible assets, net	2,535,825	2,621,527
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	663,066	673,567
Total assets	$29,630,373	$14,997,318

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,167,185	$656,545
Accrued expenses and liabilities	943,453	1,046,920
Deferred revenue	79,791	68,969
Deferred license fees	998,225	1,200,764
Other current liabilities	6,943	29,024
Contingent purchase price consideration liability	1,281,870	578,744
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	3,189,273	1,344,440
Total current liabilities	10,666,740	7,925,406

Deferred tax liability	102,867	125,809
Convertible promissory note	-	2,000,000
Total liabilities	10,769,607	10,051,215

Commitments and Contingencies

Convertible redeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at March 31, 2014 and December 31, 2013, respectively	1,261,995	1,261,995
Series C - 87,500 shares issued and outstanding, liquidation preference of $350,000 at March 31, 2014 and December 31, 2013, respectively	219,754	219,754
Series D 4% - 0 and 2,285,714 shares issued and outstanding, liquidation preference of $0 and $4,000,000 at March 31, 2014 and December 31, 2013, respectively	-	4,000,000

Equity:
Preferred Series E stock, $.001 par value; 16,500,000 shares authorized, 14,285,714 and 0 shares issued, liquidation preference of $25,000,000 and $0 at March 31, 2014 and December 31, 2013, respectively	14,286	-

Common stock, $.001 par value; 1,500,000,000 shares authorized, 16,097,154 and 15,794,762 shares issued at March 31, 2014 and December 31, 2013, respectively	16,097	15,794
Additional paid-in capital	109,865,767	67,417,025
Accumulated deficit	(89,553,787)	(65,856,053)
Accumulated other comprehensive loss	(1,324,359)	(715,090)
Total YOU On Demand equity	19,018,004	861,676
Noncontrolling interests	(1,638,987)	(1,397,322)

Total equity	17,379,017	(535,646)

Total liabilities and equity	$29,630,373	$14,997,318

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)

Revenue	$137,681	$938
Cost of revenue	875,938	848,585
Gross loss	(738,257)	(847,647)

Operating expense:
Selling, general and administrative expenses	1,640,640	1,983,736
Professional fees	185,484	251,434
Depreciation and amortization	149,960	292,833
Total operating expense	1,976,084	2,528,003

Loss from operations	(2,714,341)	(3,375,650)

Interest & other income / (expense)
Interest expense, net	(2,288,738)	(29,360)
Change in fair value of warrant liabilities	(2,439,018)	(25,405)
Change in fair value of contingent consideration	(703,126)	(41,648)
Loss on investment in unconsolidated entities	(4,908)	(2,994)
Gain on sale of subsidiary	755,426	-
Loss on dissolution of variable interest entity	(27,463)	-
Other	(52,666)	(1,181)

Net loss from continuing operations
before income taxes and noncontrolling interest	(7,474,834)	(3,476,238)

Income tax benefit	22,942	31,140

Net loss from continuing operations	(7,451,892)	(3,445,098)

Net loss from discontinued operations	-	(230,069)

Net loss	(7,451,892)	(3,675,167)

Plus: Net loss attributable to noncontrolling interests	234,784	330,402

Net loss attributable to YOU On Demand shareholders	(7,217,108)	(3,344,765)
Dividends on preferred stock	(16,402,161)	-

Net loss attributable to YOU on Demand common shareholders	$(23,619,269)	$(3,344,765)

Basic loss per share
Loss from continuing operations	$(1.48)	$(0.21)
Loss from discontinued operations	-	(0.02)
Basic loss per share	$(1.48)	$(0.23)

Diluted loss per share
Loss from continuing operations	$(1.48)	$(0.21)
Loss from discontinued operations	-	(0.02)
Diluted loss per share	$(1.48)	$(0.23)

Weighted average shares outstanding
Basic	15,931,394	14,602,196
Diluted	15,931,394	14,602,196

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net loss	$(7,451,892)	$(3,675,167)
Other comprehensive income
Foreign currency translation adjustments	24,715	19,061
Less: Comprehensive loss attributable to non-controlling interest	241,665	328,072
Comprehensive loss attributable to YOU On Demand shareholders	$(7,185,512)	$(3,328,034)

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2014

							Accumulated	YOU on
					Additional		Other	Demand
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Interest	Equity

Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)

Stock option compensation	-	-	-	-	188,657	-	-	188,657	-	188,657

Common shares issued for services	-	-	10,309	10	29,990	-	-	30,000	-	30,000

Preferred Series D cash dividends paid	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)

Preferred Series E stock issued for cash	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000

Issuance costs in connection with the issuance of Series E preferred stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)

Valuation of warrants issued to placement agent in connection with the issuance of Series E preferred stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296

Reversal of beneficial conversion feature previously recognized for Series D preferred stock	-	-	-	-	(182,857)	182,857	-	-	-	-

Beneficial conversion feature of Series E preferred stock	-	-	-	-	16,571,429	(16,571,429)	-	-	-	-

Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301

Sale of subsidiary and dissolution of variable interest entity	-	-	-	-	-	-	(633,984)	(633,984)	-	(633,984)

Exercise of warrants	-	-	291,667	292	1,114,727	-	-	1,115,019	-	1,115,019

Exercise of options	-	-	416	1	832	-	-	833	-	833

Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(7,217,108)	-	(7,217,108)	(234,784)	(7,451,892)

Foreign currency translation adjustments	-	-	-	-	-	-	24,715	24,715	(6,881)	17,834

Balance, March 31, 2014	14,285,714	$14,286	16,097,154	$16,097	$109,865,767	$(89,553,787)	$(1,324,359)	$19,018,004	$(1,638,987)	$17,379,017

See notes to consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,451,892)	$(3,675,167)

Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	138,656	351,091
Depreciation and amortization	149,960	656,743
Amortization of licensed content	37,581	37,581
Amortization of interest expense related to debt issuance costs	128,879	-
Amortization of interest expense related to beneficial conversion feature	2,126,301	-
Deferred income tax	(22,942)	(37,811)
Gain on investment in unconsolidated entities	4,908	2,994
Change in fair value of warrant liabilities	2,439,018	25,405
Change in fair value of contingent purchase price consideration liability	703,126	41,648
Gain on sale of subsidiary, net of cash	(755,426)	-
Loss on dissolution of variable interest entity	27,463	-
Other	1,372	-
Change in assets and liabilities,
Inventory	-	(26,751)
Accounts receivable	(21,896)	-
Licensed content	(632,731)	205,697
Prepaid expenses and other assets	(79,409)	37,678
Accounts payable	591,927	492,066
Accrued expenses and liabilities	(21,439)	(361,665)
Deferred revenue	11,485	61,949
Deferred license fee	(202,539)	18,905
Other current liabilities	(13,208)	153,297
Net cash used in operating activites	(2,840,806)	(2,016,340)

Cash flows from investing activities:
Acquisition of property and equipment	(2,530)	(242,243)
Investments in intangibles	-	(20,437)
Cash paid for sale of subsidiary	(57,549)	-
Net cash used in investing activities	(60,079)	(262,680)

Cash flows from financing activities
Proceeds from sale of Series E preferred stock, net	16,613,949	-
Proceeds from the exercise of warrants and options	521,667	-
Preferred Series D dividends paid	(92,054)	-
Convertible note interest paid	(19,508)	-
Net cash provided by financing activities	17,024,054	-

Effect of exchange rate changes on cash	8,852	788

Net increase (decrease) in cash and cash equivalents	14,132,021	(2,278,232)

Total cash and cash equivalents at beginning of period	3,822,889	4,381,043
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,152
Cash and cash equivalents of continuing operations at beginning of period	3,822,889	3,277,891

Total cash and cash equivalents at end of period	17,954,910	2,102,811
Less cash and cash equivalents of discontinued operations at end of period	-	663,542
Cash and cash equivalents of continuing operations at end of period	$17,954,910	$1,439,269

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$19,508	$765
Value of warrants issued for issuance costs in connection with Preferred Series E shares	$2,166,296	$-
Value of common stock issued from conversion of Preferred Series B shares	$-	$3,223,575
Conversion of convertible promissory note for Series E preferred stock	$2,000,000	$-
Conversion of Series D preferred stock for Series E preferred stock	$4,000,000	$-

See notes to consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc. (“YOU On Demand”, “we”, “us”, or “the Company”), is a Nevada corporation that primarily operates in China through our subsidiaries and variable interest entities (“VIEs”). The Company, its subsidiaries and its VIEs are collectively referred to as YOU on Demand.

YOU on Demand is principally engaged in providing video on demand (“VOD”) contents through a comprehensive end-to-end secure delivery system. Our services are offered across multiple platforms, including digital cable television, IPTV (Internet Protocol Television), mobile and over-the-top (OTT) devices.

Prior to July 31, 2013, the Company held 51% interest in Jinan Guangdian Jia He Broadband Co. ltd. (“Jinan Broadband”), a cable broadband business based in Jinan City, China. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

Reclassifications

Certain information has been retrospectively reclassified to present the results of the Company’s Jinan Broadband as discontinued operations. This reclassification has no effect on previously reported net loss. See Note 4. Certain prior year information has been reclassified to be comparable with current year presentation.

In presenting the Company’s consolidated balance sheet at December 31, 2013, we presented marketable equity securities, available for sale as a separate line item. In presenting the Company’s unaudited consolidated balance sheet as of March 31, 2014, we reclassified marketable equity securities, available for sale as of December 31, 2013, amounting to $1,371 to other current assets.

In presenting the Company’s consolidated statement of operations for the three months ended March 31, 2013, we recorded approximately $75,000 of business related expenses to professional fees. In presenting the Company’s consolidated statement of operations for the three months ended March 31, 2014, we reclassified such business related expenses from professional fees to selling, general and administrative expense to more properly reflect fees paid for recurring operating expenses in the ordinary course of business. This reclassification has no effect on previously reported net loss.

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2014, we incurred a net loss from continuing operations of approximately $7.5 million and we used cash for operations of approximately $2.8 million. We had an accumulated deficit of approximately $89.6 million at March 31, 2014.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On July 5, 2013 we completed a Series D Preferred Stock financing in which we raised $4.0 million and closed on a Bridge Loan on November 4, 2013 for $2.0 million. On January 31, 2014, we completed a Series E Preferred Share financing in which we raised an additional $19.0 million. See Note 11 for additional information.

In addition, we have access to additional funding through various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	WFOE and Jinan Zhong Kuan

Effective March 25, 2014, the Company sold WFOE, our wholly-owned subsidiary and dissolved Jinan Zhong Kuan, its VIE. Both WFOE and Jinan Zhong Kuan were investment holding companies and since the Company sold its interest in Jinan Broadband, these entities were no longer required for our organizational structure. We recorded a note receivable in the amount of $50,000 for the WFOE sale which has been included in other current assets. In accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we removed the net assets associated with WFOE and Jinan Zhong Kuan and recognized a gain of $755,426 and loss of $27,463, respectively.

4.	Discontinued Operations

In order to focus on our core VOD business and help with cash flow needs, the Company decided to sell its 51% ownership of Jinan Broadband to Shandong Broadcast Networks Limited. Total consideration for the sale was RMB 29,000,000, and the sale became finalized on July 31, 2013. The Company received an initial payment of RMB 5,000,000 (approximately $811,000) in the third quarter of 2013 and the final payment of RMB 24,000,000 (approximately $3,920,000) in the fourth quarter of 2013.

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

March 31,
2013
Revenue	$1,311,123
Cost of revenue	883,915
Gross profit	427,208

Operating expense:
Selling, general and administrative	299,836
Professional fees	143
Depreciation and amortization	363,910
Total operating expense	663,889

Loss from operations	(236,681)

Interest & other income / (expense)
Interest income	601
Interest expense	(660)

Net loss before income taxes and noncontrolling interest	(236,740)
Income tax benefit	6,671
Net loss from discontinued operations	(230,069)
Plus: Net loss attributable to noncontrolling interest	112,734
Net loss attributable to YOU On Demand shareholders	$(117,335)

5.	VIE Structure and Arrangements

Sinotop Beijing

Management Services Agreement

Pursuant to a Management Services Agreement, dated March 9, 2010, between Sinotop Beijing and Sinotop Hong Kong (the “Management Services Agreement”), Sinotop Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by Sinotop Hong Kong. As compensation for providing the services, Sinotop Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual Net Profits of Sinotop Beijing during the term of the Management Services Agreement (Sinotop Hong Kong may request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Hong Kong’s future payment obligations).

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

Jinan Broadband

Effective July 31, 2013, we have deconsolidated Jinan Broadband due to the disposition of all of our ownership. See Note 4.

The corporate structure for our broadband business consisted of:

•	a Cooperation Agreement, dated as of December 26, 2006, between CB Cayman and Jinan Parent (the “ December 2006 Cooperation Agreement ”);

•	a Cooperation Agreement dated as of January 2007, between Jinan Broadband and Networks Center (the “ January 2007 Cooperation Agreement ”); and

•	two Exclusive Service Agreements, dated December 2006 and March 2007, between Jinan Broadband, Jinan Parent and Networks Center.

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

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	March 31,	December 31,
	2014	2013

Furniture and office equipment	$960,882	$965,568
Leasehold improvements	182,587	184,129
Total property and equipment	1,143,469	1,149,697
Less: accumulated depreciation	(710,069)	(649,839)
Net carrying value	$433,400	$499,858

We recorded depreciation expense of approximately $65,000 and $68,000 included in our operating expense for the three months ended March 31, 2014 and 2013, respectively.

7.	Goodwill and Intangible Assets

The Company has intangible assets primarily relating to the acquisition of Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives.

A roll forward of our intangible assets activity from January 1, 2014 to March 31, 2014 is as follows:

	Balance at			Foreign	Balance at
	January 1,		Amortization	Currency	March 31,
	2014	Additions	Expense	Transl Adj	2014
Amortized intangible assets:
Charter / Cooperation agreements	$2,285,032	$-	$(34,448)	$-	$2,250,584
Software and licenses	81,566	290	(19,550)	(1,076)	61,230
Website development	120,639	-	(29,908)	(1,010)	89,721
Total amortized intangible assets	$2,487,237	$290	$(83,906)	$(2,086)	$2,401,535

Unamortized intangible assets:
Website name	134,290	-	-	-	134,290
Goodwill	6,105,478	-	-	-	6,105,478
Total unamortized intangible assets	$6,239,768	$-	$-	$-	$6,239,768

In accordance with ASC 250, we recorded amortization expense related to our intangible assets of approximately $85,000 and $225,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s amortized intangible assets consisted of the following:

	March 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Charter / Cooperation agreements	$2,755,821	$(505,237)	$2,755,821	$(470,789)
Noncompete agreement	-	-	3,637,512	(3,637,512)
Software and licenses	281,520	(220,290)	282,399	(200,833)
Website development	358,894	(269,173)	361,919	(241,280)
Total amortized intangible assets	$3,396,235	$(994,700)	$7,037,651	$(4,550,414)

The following table outlines the amortization expense for the next five years and thereafter:

Amortization
to be
Years ending December 31,	Recognized
2014 (9 months)	$216,949
2015	158,025
2016	153,978
2017	138,451
2018	138,055
Thereafter	1,596,077
Total amortization to be recognized	$2,401,535

8.	Fair Value Measurements

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

The fair value of the warrant liabilities at March 31, 2014 and December 31, 2013 were valued using the Monte Carlo Simulation method which incorporated the following assumptions:

	March 31,	December 31,
	2014	2013
Risk-free interest rate	1.112%	1.186%
Expected volatility	70%	70%
Expected life (years)	3.42	3.67
Expected dividend yield	0%	0%

The fair value of the option portion of our contingent purchase consideration liability March 31, 2014 and December 31, 2013 was valued using the Black-Scholes Merton model which incorporated the following assumptions:

	March 31,	December 31,
	2014	2013
Risk-free interest rate	1.32%	1.27%
Expected volatility	70%	70%
Expected life (years)	4.0	4.0
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 12)	$-	$-	$3,189,273	$3,189,273
Contingent purchase price consideration (see Note 9)	$-	$-	$1,281,870	$1,281,870

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371

Liabilities
Warrant liabilities (see Note 12)	$-	$-	$1,344,440	$1,344,440
Contingent purchase price consideration (see Note 9)	$-	$-	$578,744	$578,744

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2014
		Purchases, sales	Change in
		and issuances	Fair Value
	1/1/2014	and settlements	(gain) / loss	3/31/2014
Liabilities:
Warrant liabilities (see Note 12)	$1,344,440	$(594,185)	$2,439,018	$3,189,273
Contingent purchase price consideration (see Note 9)	$578,744	$-	$703,126	$1,281,870

	Quantitative Information about Level 3 Fair Value Measurements
	For the Three Months Ended March 31, 2014
	Fair Value at	Valuation	Unobservable
	3/31/2014	Techniques	Inputs	Input

Warrant liabilities	$ 3,189,273	Monte Carlo Simulation Method	Risk-free rate of interest	1.112%
			Expected volatility	70%
			Expected life (years)	3.42
			Expected dividend yield	0%

Contingent consideration	$ 1,281,870	Black-Scholes Merton Model	Risk-free rate of interest	1.320%
			Expected volatility	70%
			Expected life (years)	4.00
			Expected dividend yield	0%

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

Subsequent to the acquisition of Sinotop, the Company underwent a warrant exchange that converted the three- year warrants to be potentially earned under clause (ii) above to 332,002 shares of common stock. As such, the Earn-Out Securities subject to the achievement of the specified performance milestones were 735,822 shares of common stock and a four-year option to purchase 80,000 shares of common stock.

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the Earn-Out Securities do not meet the fixed- for-fixed criteria under ASC 815-40-15 for equity classification. Further ASC 815-40-15 requires us to re- measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a loss of 703,126 and $41,648, for the three months ended March 31, 2014 and 2013, respectively.

As of the end of the second earn-out year (July 1, 2013), the second milestone was achieved with over 11 million homes having access to our VOD services. As such, we issued in total 490,548 shares of our common stock and 53,334 options to Mr. Liu for achieving the first two year milestones. As of March 31, 2014, we recorded a purchase price consideration liability in the amount of $1,281,870 related to the remaining earn-out year.

The following is the roll-forward of the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at March 31, 2014 and December 31, 2013, respectively.

	January 1,			March 31,
	2014	Earned	Change in	2014
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$554,319	$-	$649,976	$1,204,295
Stock options	24,425	-	53,150	77,575
Total contingent consideration	$578,744	$-	$703,126	$1,281,870

The number of instruments remaining to be earned consists of 245,274 common shares and 26,666 options.

10.	Related Party Transactions $3.0 Million Convertible Note

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

On April 12, 2013, the majority shareholders of the Company approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No. 3 to the Note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note.

In connection with the Series D Amendment (as discussed below in Note 11), on November 4, 2013, the Company and Mr. McMahon entered into a waiver, pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note (as discussed below in Note 11) is repaid in full or converted into shares of Series D Preferred Stock, and (iii) Mr. McMahon waived the Company’s obligation to repay the Note with the proceeds received from the issuance of the Bridge Note.

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2014. As a result, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E convertible stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Convertible Preferred Stock investment and the effective conversion price. As such, we recognized a beneficial conversion feature of approximately $2,126,000 which was reflected as interest expense since the note was convertible at the issuance date.

Short-term Loans

On June 10, 2013, Shane McMahon made a short-term loan in the amount of $40,000 to the Company which was repaid in full on July 11, 2013.

On June 26, 2013, at the Company’s request, Shane McMahon made a loan to the Company in the amount of $150,000 in order for the Company to make certain payments, pending consummation of the Series D investment transaction described in Note 11. In consideration for the loan, the Company issued a Promissory Note to Mr. McMahon in the aggregate principal amount of $150,000 (the “June 2013 Note”). The June 2013 Note was to mature on the earlier of the Series D investment transaction, or, if that transaction was not consummated, six months from the date of issuance. On July 11, 2013, the Company repaid all amounts owed to Mr. McMahon under the June 2013 Note.

Video On Demand Business

Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $41,000 and $40,000 for the three months ended March 31, 2014 and 2013, respectively, to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., the minority shareholder of Zhong Hai Video.

Sale of WFOE

Effective March 25, 2014, WFOE, our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited (see Note 3), whose shareholder is a family member of one of our management personnel. We recorded a note receivable in the amount of $50,000 for the WFOE sale which has been included in other current assets. Our chief executive officer, Mr. Liu Weicheng, is the legal representative of WFOE after the sale. In addition, $100,618 due from WFOE is included in our accounts receivable as of March 31, 2014.

11.	Series D and Series E Preferred Stock Financing and Convertible Note

Series D and Series E Preferred Stock

On July 5, 2013, we entered into a Series D Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”) with C Media Limited (the “Investor” or “C Media”), pursuant to which we sold to the Investor 2,285,714 shares of Series D 4% Convertible Redeemable Preferred Stock of the Company (the “Series D Preferred Stock”) for $1.75 per share, or a total purchase price of $4,000,000.

The Series D Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by the Investor at a conversion price of $1.75 per share. The dividends on the Series D Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. In the event the Series E Preferred Stock financing transaction (discussed below) is not consummated on or prior to October 31, 2013, the Series D Preferred Stock shall become immediately redeemable at the option of the Investor. The redemption may be exercised in whole or in part at $1.75 dollars per share, plus all unpaid and accrued dividends. The Investor shall have the right to vote with our stockholders in any matter. The Investor shall be entitled to one vote per common stock on an as-converted basis, based on the conversion price of $1.75 per share. Upon any liquidation, dissolution or winding-up of the Company, the Investor shall be entitled to receive an amount equal to the then-outstanding Series D Preferred Stock at $1.75 per share, plus any accrued and unpaid dividends, prior to and in preference of holders of common stock or Series A, B or C preferred stock.

The Series D Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock and (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). The Conversion Option derives its value based on the underlying fair value of the shares of our common stock as does the Series D Preferred Stock, and therefore is clearly and closely related to the underlying preferred stock. Since the Series D Preferred Stock may ultimately be redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, has been classified as temporary equity.

The Company paid issuance costs of approximately $849,000 in cash and issued warrants to the placement agent to purchase 228,571 shares of our common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.60% . The exercise price of the warrants was $1.75. The warrants were valued at $247,995 at the date of issuance. The Series D Preferred Stock was recorded net of issuance costs of $1,097,041 at the issuance date, as a charge to additional paid-in capital, due to our deficit in retained earnings during the period ended December 31, 2013.

The Company recognized a beneficial conversion feature discount on the Series D Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series D Preferred Stock investment, less the effective conversion price. As such, the Company recognized approximately $183,000 of beneficial conversion feature as a deemed dividend and increase in Series D Preferred Stock on the date of issuance since these shares were convertible at the issuance date. Subsequently, the Company converted the Series D Convertible Preferred Stock to Series E Preferred Stock which was binding and legally enforceable by both parties on January 31, 2014 which established a new “commitment date” pursuant to ASC 470-20.  As such the previously recognized beneficial conversion feature of $183,000  related to our Series D Preferred Stock was reversed and the Company recognized $2,651,429 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, the Company was obligated to pay cumulative dividends of 4% per annum. In the first quarter of 2014, we paid in full the total cumulative dividends due of $92,054.

$2.0 Million Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note has an annual interest rate of 4% and matures on January 5, 2015. Upon the closing of a financing pursuant to the terms of the Series D Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media invests funds in the Company in exchange for shares of the Series E Preferred Stock, the principal amount and all unpaid interest of the Bridge Note shall automatically be converted into shares of Series E Preferred Stock at a conversion price equal to the per share purchase price paid for the Series E Preferred Stock by C Media. If the Bridge Note is not converted into shares of Series E Preferred Stock within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Purchase Agreement (defined below) have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Purchase Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note may, at C Media’s option, be converted into shares of the Company’s Series D Preferred Stock at a conversion price of $1.75 per share. In connection with the issuance of the Bridge Note, we recorded debt issuance costs of $370,008 to current assets to be amortized over the period of the earliest possible conversion date which is January 31, 2014. As such we have recorded interest expense of $128,879 and $241,129 during 2014 and 2013, respectively. The issuance costs included cash paid of $241,936 and the issuance of warrants to the placement agent to purchase 114,285 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.36% . The exercise price of the warrants was $1.75. The warrants were valued at $128,072 at the date of issuance.

Amendment to Series D Stock Purchase Agreement

On November 4, 2013, in connection with the issuance of the Bridge Note, the Company and C Media entered into Amendment No. 1 to the Series D Purchase Agreement (the “Series D Amendment”). Pursuant to the original Series D Purchase Agreement, dated July 5, 2013, the Company and C Media agreed, among other things, that each party would act in good faith and with fair dealing to finalize an agreement for the purchase and sale of shares of Series E Preferred Stock pursuant to the terms of a Series E Purchase Agreement on or before October 31, 2013. Pursuant to the Series D Amendment, the parties agreed that each party would act in good faith and with fair dealing to finalize the Series E Purchase Agreement on or before the 30th day following the issuance of the Bridge Note.

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

On December 4, 2013, C Media exercised its Optional Extension Option which extended the date to January 31, 2014.

Conversion to Series E Preferred Stock and Conversion of $2M Convertible Note

On January 31, 2014, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with C Media and certain other purchasers (collectively, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 14,285,714 shares of Series E Preferred Stock of the Company for $1.75 per share, or a total purchase price of $25.0 million. Among the 14,285,714 shares of Series E Preferred Stock issued to the Investors, (i) 1,142,857 shares were issued upon the conversion of the Bridge Note issued to C Media in principal amount of $2,000,000, (ii) 10,857,143 shares were issued for an aggregate purchase price of $19 million, and (iii) 2,285,714 shares were issued upon the conversion of 2,285,714 shares of Series D Preferred Stock held by C Media, which constitute all of the issued and outstanding shares of Series D Preferred Stock, into the Series E Preferred Stock pursuant to the Series E Purchase Agreement. In connection with the issuance of the Series E Preferred Stock, we recorded issuance costs of $4,552,347 to additional paid in capital. The issuance costs included cash paid of $2,386,275 and the issuance of warrants to the placement agent to purchase 1,085,714 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.49% . The exercise price of the warrants was $1.75. The warrants were valued at $2,166,296 at the date of issuance.

In connection with the Series E financing, a total beneficial conversion feature of $16,571,429 was recognized in Additional Paid-in Capital.

12.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. As of March 31, 2014 and December 31, 2013, the warrant liability was re-valued using a Monte Carlo valuation as disclosed in Note 8, Fair Value Measurement, and was adjusted to its current fair value of approximately $3,189,000 and $1,344,000 as determined by the Company, resulting in a loss of approximately $2,439,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, 125,000 warrants were exercised at an exercise price $1.50 for gross proceeds received of $187,500.

13.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options, warrants and series preferred stocks. In determining the loss to common stockholders, net loss has been reduced by dividends on Series E Preferred Stock.

In January 2013, the remainder of our Series B Preferred Stock (7,866,800 shares) was converted to 1,048,907 common shares. In September 2013, 162,500 shares of our Series C Preferred Stock were converted to 260,000 common shares.

For the three months ended March 31, 2014 and 2013, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Warrants	2,507,300	1,367,063
Options	1,896,854	1,584,501
Series A Preferred Stock	933,333	933,333
Series C Preferred Stock	140,000	250,000
Series E Preferred Stock	14,285,714	-
Convertible promissory note	1,844,102	2,030,835
Total	21,607,303	6,165,732

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Exercise of stock warrants	2,507,300	1,367,063
Exercise and future grants of stock options	4,023,455	4,051,986
Conversion of preferred stock	15,359,047	1,333,333
Issuance of restricted stock grants	-	28,965
Contingent issuable shares in connection with Sinotop acquisition	245,274	490,548
Issuable shares from conversion of promissory notes payable	1,844,102	2,030,835
Additional common stock due to reset provision	-	436,238
Total	23,979,178	9,738,968

14.	Share-Based Payments

As of March 31, 2014, the Company has 1,896,854 options and 2,507,300 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months ended March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Stock option amortization	$139,000	$164,000	(a)
Stock issued for services	-	79,000	(b)
Stock warrants issued for services	-	108,000	(c)
	$139,000	$351,000

(a)

The Company accounts for its stock option awards to employees pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. There were no employee stock options granted during the first quarter of 2014 and 2013.

(b)

During the first quarter of 2013, 28,390 shares were issued to certain consultants and directors for services vested. We record the common shares at the closing price on the issue date. We expensed to consulting and marketing services $79,000 during the three months ended March 31, 2013. No shares were issued for services in 2014.

(c)

During the first quarter of 2013, we issued 166,677 consulting warrants and 3,333 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black- Scholes Merton valuation model. We expensed to marketing $44,000 and recorded $64,000 to prepaid expense to be recognized for services provided in the remainder of 2013. No warrants were issued for services in 2014.

Effective as of December 3, 2010, Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

The following table summarizes the number of securities outstanding, granted and available for issuance as of March 31, 2014:

Number of
Securities
Approved plan	4,000,000
Options granted	(2,048,569)
Options canceled	148,504
Restricted shares granted	(196,477)
Options and restricted shares available for issuance	1,903,458

Stock Options

Stock option activity for the three months ended March 31, 2014 is summarized as follows:

	Options	Weighted Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding at January 1, 2014	1,878,835	$2.64
Granted	22,435	2.91
Exercised	(416)	2.00
Canceled	(4,000)	2.00
Outstanding at March 31, 2014	1,896,854	$2.65	$4,392,975

Options exercisable at March 31, 2014 (vested)	1,396,441	$2.86	$2,952,143

In the first quarter of 2014, the Company granted 22,435 options to board members for services provided in 2013. The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 was $2.91. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $1,577. There were no options granted for the same period in 2013.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2014:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$1 - $2	375,000	9.51	$1.65	46,875	$1.65
$2 - $3	613,854	7.04	2.03	532,122	2.04
$3 - $5	906,667	6.55	3.38	816,111	3.35
$5 - $74	-	-	-	-	-
$74 - $75	1,333	3.95	75.00	1,333	75.00
	1,896,854	7.29	$2.65	1,396,441	$2.86

The following table summarizes the status of options which contain vesting provisions:

	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested at January 1, 2014	582,337	$1.52
Granted	22,435	2.23
Vested	(102,443)	1.83
Exercised	416	1.06
Canceled	(1,917)	1.06
Non-vested at March 31, 2014	500,828	$1.48

As of March 31, 2014, the Company had total unrecognized compensation expense related to options granted of approximately $740,000 which will be recognized over a remaining service period of 3.5 years. The total fair value of shares vested during the three months ended March 31, 2014, and 2013, was $138,657 and $163,683, respectively.

Warrants

In connection with the Company’s 2012 and 2013 financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of March 31, 2014, the weighted average exercise price of the warrants was $2.11 and the weighted average remaining life was 4.05 years. The following table outlines the warrants outstanding and exercisable as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(unaudited)
	Number of		Exercise	Expiration
Warrants Outstanding	Warrants Outstanding		Price	Date
2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants	852,063	977,063	$1.50	08/30/17
2013 Service Agreement Warrants	-	166,667	$2.00	02/26/18
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	-	$1.75	01/31/19
	2,507,300	1,713,253

15.	Income Taxes

As of March 31, 2014, the Company had approximately $23.6 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $10.5 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2034 and year 2015 to year 2019, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable, therefore a net deferred tax liability arises from one jurisdiction. The valuation allowance increased approximately $1.4 million during the three months ended March 31, 2014.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

16.	Commitments and Contingencies

Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2014, the Company's potential minimum cash obligation to these employees was approximately $1,923,000.

Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased
Property
Years ending December 31,	Costs
2014 (9 months)	596,000
2015	814,000
2016	715,000
2017	63,000
Thereafter	-
Total	$2,188,000

Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2014 (9 months)	1,072,000
2015	2,317,000
2016	1,052,000
Thereafter	-
Total	$4,441,000

Other

The Company is committed to paying service fees to certain consultants of $25,000 through the second quarter of 2014.

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

During the second quarter of 2014, pursuant to our warrant and option agreements we issued 315,868 shares of common stock. Further, the remaining 87,500 shares of our Series C Preferred Stock were converted to 140,000 common shares.

On May 9, 2014, Sinotop Hong Kong effectively changed its name to YOU on Demand (Asia) Limited.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Part I. Item 1A. Risk Factors.

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

Overview

We are a multi-platform media company that principally operates in China through our subsidiaries and VIE. We provide integrated value-added service solutions business for the delivery of video on demand (“VOD”) and enhanced premium content to digital cable providers, IPTV (Internet Protocol Television) providers, Over-the-Top (“OTT”) providers and mobile manufacturers.

On July 30, 2010, we acquired Sinotop Hong Kong through our subsidiary China CB Cayman. Through a series of contractual arrangements, Sinotop Hong Kong controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”) which is the 80% owner of Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), our primary operating company.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Jinan Broadband operated out of its base in Shandong where it had an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan. Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperated and provided each other with technical services related to their respective broadband, cable and internet content-based businesses. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the consolidated financial statements included in this quarterly report on Form 10-Q.

As discussed further below under Discontinued Operations, the operating results of Jinan Broadband have been retrospectively reclassified as discontinued operations.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Our ability to adapt our product and service offerings to meet consumer demands. Our expansion prospect is dependent on continued development of our product and services. The content distribution industry in China is highly competitive and dominated by large Internet companies that have more resources than us. The growth of our business will depend on whether we can develop new services and products that can offer higher quality contents, technological innovation and unique user experience.

  Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offering and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

  Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the past year, we have shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our operating expenses have been decreasing but we have also incurred some additional costs related our financing activities and maintaining our public company status.

  Economic growth in the Chinese Economy. We operate in China and derive all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our supplies and our operating expenses. China has experienced significant economic growth, achieving an average annual growth rate of approximately 9% in gross domestic product from 1989 through 2013. The growth of the Chinese economy is expected to continue in areas of investment and consumption, but any prolonged economic slowdown in China may cause our customers to decrease or delay their spending, which could negatively affect our ability to grow our business.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,	March 31,	Amount	%
	2014	2013	Change	Change
	(unaudited)	(unaudited)

Revenue	$138,000	$1,000	$137,000	13700%
Cost of revenue	876,000	849,000	27,000	3%
Gross loss	(738,000)	(848,000)	110,000	-13%

Operating expense:
Selling, general and administrative expenses	1,641,000	1,984,000	(343,000)	-17%
Professional fees	185,000	251,000	(66,000)	-26%
Depreciation and amortization	150,000	293,000	(143,000)	-49%
Total operating expense	1,976,000	2,528,000	(552,000)	-22%

Loss from operations	(2,714,000)	(3,376,000)	662,000	-20%

Interest & other income / (expense)
Interest income	3,000	-	3,000	-
Interest expense	(2,292,000)	(30,000)	(2,262,000)	7540%
Change in fair value of warrant liabilities	(2,439,000)	(25,000)	(2,414,000)	9656%
Change in fair value of contingent consideration	(703,000)	(41,000)	(662,000)	1615%
Loss on investment in unconsolidated entities	(5,000)	(3,000)	(2,000)	67%
Gain on sale of subsidiary	755,000	-	755,000	-
Loss on dissolution of variable interest entity	(27,000)	-	(27,000)	-
Other	(53,000)	(1,000)	(52,000)	5200%

Loss from continuing operations
before income taxes and noncontrolling interests	(7,475,000)	(3,476,000)	(3,999,000)	115%

Income tax benefit	23,000	31,000	(8,000)	-26%

Net loss from continuing operations	(7,452,000)	(3,445,000)	(4,007,000)	116%

Net loss from discontinued operations	-	(230,000)	230,000	-100%

Net loss	(7,452,000)	(3,675,000)	(3,777,000)	103%

Net loss attributable to noncontrolling interests	235,000	330,000	(95,000)	-29%

Net loss attributable to YOU On Demand shareholders	(7,217,000)	(3,345,000)	(3,872,000)	116%

Dividends on preferred stock	(16,402,000)	-	(16,402,000)	-

Net loss attributable to YOU on Demand common shareholders	$(23,619,000)	$(3,345,000)	$(20,274,000)

Revenues

Revenues for the three months ended March 31, 2014, totaled $138,000, as compared to $1,000 for 2013. The increase in revenue of approximately $137,000 is attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the three months ended March 31, 2014 was $738,000, as compared to $848,000 during 2013. The decrease in gross loss of approximately $110,000, or 13%, is mainly due to increased revenue related to our VOD business. Our content license agreements with production companies incorporate minimum guaranteed payment levels which, as our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2014, decreased approximately $343,000 to $1,641,000, as compared to $1,984,000 for the three months ended March 31, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended March 31, 2014 salaries and personnel costs accounted for 67% of our selling, general and administrative expenses. For the three months ended March 31, 2014, salaries and personnel costs totaled $1,095,000, a decrease of $143,000, or 12%, as compared to $1,239,000 for the same period of 2013 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development and rent expenses. For the three months ended March 31, 2014, these costs totaled $370,000, a net increase of $16,000, or 4%, as compared to $354,000 in 2013, due to increases in rent and technology expenses which are partially offset by a decrease in marketing and business development expenses.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees decreased $66,000, or 26%, to $185,000 for the three months ended March 31, 2014, from $251,000 during 2013. The decrease in professional fees was primarily due to a reduction in consulting and legal fees.

Depreciation and Amortization

Our depreciation expense decreased $3,000, or 4%, to $65,000 in the three months ended March 31, 2014, from $68,000 during 2013.

Our amortization expense decreased $140,000, or 62%, to $85,000 in the three months ended March 31, 2014, from $225,000 during 2013. The decrease is mainly because our non-compete agreement was fully amortized as of January 31, 2013.

Interest Expense

Our interest expense increased $2,262,000 to $2,292,000 for the three months ended March 31, 2014, from $30,000 during 2013, primarily due to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note and (2) the recognition of the beneficial conversion feature related to the modification of the $3.0 million convertible note as discussed in Note 10 of the consolidated financial statements included in this report.

Change in Fair value of Warrant Liabilities

Our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $2,439,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively. The changes are primarily due to the increase in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $703,000 and $41,000 for the three months ended March 31, 2014 and 2013, respectively. The changes are primarily due to the increase in our closing stock price.

Gain on Sale of Subsidiary and Loss on Dissolution of Variable Interest Entity

Effective March 25, 2014, we deconsolidated our ownership in WFOE and Jinan Zhong Kuan. As such, we recorded a gain of $755,000 on the sale of WFOE and a loss of $27,000 on dissolution of Jinan Zhong Kuan as discussed in Note 3 of our consolidated financial statements included in this report.

Discontinued Operations

Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited in order to focus on our core VOD business and help with cash flow needs. As such, Jinan Broadband is accounted for as discontinued operations in our consolidated financial statements included in this report.

Net Loss Attributable to Non-controlling Interest

Hua Cheng is a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended March 31, 2014, $235,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $217,000 during the same period of 2013.

49% of the operating loss of our Jinan Broadband subsidiary was allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the three months ended March 31, 2013, $113,000 of our operating losses from Jinan Broadband was allocated to Jinan Parent. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband. See Note 4 to our consolidated financial statements included in this report.

Dividends on Preferred Stock

For three months ended March 31, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000. This amount is comprised of (1) recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000, (2) reversal of a deemed dividend for the beneficial conversion feature discount of $183,000 related to the extinguishment of the Series D Preferred Stock and (3) cash dividends paid of $14,000 for January 2014, which is part of the total cash dividend paid, amounting to $92,054, in the three months ended March 31,2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $17,955,000. Approximately $16,449,000 is held in our China and Hong Kong entities. The Company has no plans to repatriate these funds. We had working capital at March 31, 2014, of approximately $9,108,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three Months Ended
	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Net cash used in operating activities	$(2,841,000)	$(2,016,000)
Net cash used in investing activities	(60,000)	(263,000)
Net cash provided by financing activities	17,024,000	-
Effect of exchange rate changes on cash	9,000	1,000
Net increase (decrease) in cash and cash equivalents	14,132,000	(2,278,000)

Total cash and cash equivalents at beginning of period	3,823,000	4,381,000
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,000
Cash and cash equivalents of continuing operations at beginning of period	3,823,000	3,278,000

Total cash and cash equivalents at end of period	17,955,000	2,103,000
Less cash and cash equivalents of discontinued operations at end of period	-	664,000
Cash and cash equivalents of continuing operations at end of period	$17,955,000	$1,439,000

Operating Activities

Cash used in operating activities increased for the three months ended March 31, 2014 compared to 2013 primarily due to increased content license payments and increased operational costs arising from our transition into our VOD business. Our content license agreements with production companies incorporate minimum guarantee payments, most of which increase year-over-year.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was used for (i) the sale of subsidiary of $57,000, and (ii) additions to property and equipment of $3,000. Cash used in investing activities for the three months ended March 31, 2013 was used for (i) additions to property and equipment of $242,000 and (ii) investments in intangibles of $21,000.

Financing Activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.

In January 2014, we received investment net proceeds of approximately $16,614,000 from the sale of the Series E Preferred Stock and we received approximately $522,000 from the exercise of warrants and options from certain investors and employees.

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

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of March 31, 2014, the Company has an accumulated operating loss of approximately $89.6 million. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Effects of Inflation

Inflation and changing prices could have an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of our most significant accounting policies.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, interest expenses, deemed dividend, stock-based compensation and contingent liabilities. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.	INS Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2014.

YOU ON DEMAND HOLDINGS, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer
(Principal Accounting Officer, Principal
Financial Officer and an Authorized Officer)

Exhibit Index

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.	INS Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document