Form 10-Q
period 2014-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2014-08-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,484,066 shares as of August 14, 2014.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2014

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to the business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “Sinotop Hong Kong” are to Sinotop Group Limited, a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, which was sold effective March 25, 2014; (ix) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Dian Guang Information Technology Co. Ltd., a PRC company controlled through contractual arrangements, which was dissolved effective March 25, 2014; (x) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company, effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband; (xi) “Jinan Parent” are to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC Company; (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to either our current variable interest entity (Sinotop Beijing), to our deconsolidated variable interest entity (Jinan Zhong Kuan) or to our discontinued variable interest entity (Jinan Broadband).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,671,408	$3,822,889
Accounts receivable, net	182,601	175,211
Licensed content, current	725,450	428,322
Prepaid expenses	316,249	330,013
Debt issuance costs, net	-	128,879
Other current assets	58,994	48,928
Total current assets	16,954,702	4,934,242

Property and equipment, net	428,812	499,858
Licensed content, noncurrent	79,868	162,646
Intangible assets, net	2,456,201	2,621,527
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	658,436	673,567
Other noncurrent assets	224,876	-
Total assets	$26,908,373	$14,997,318

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$354,532	$656,545
Deferred revenue	26,941	68,969
Accrued expenses and liabilities	1,301,692	1,075,944
Deferred license fees	1,364,716	1,200,764
Contingent purchase price consideration liability	691,876	578,744
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	901,197	1,344,440
Total current liabilities	7,640,954	7,925,406

Deferred income tax liability	70,372	125,809
Convertible promissory note	-	2,000,000
Total liabilities	7,711,326	10,051,215

Commitments and Contingencies

Convertible redeemable preferred stock, $.001 par value; 50,000,000 shares authorized
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at June 30, 2014 and December 31, 2013, respectively	1,261,995	1,261,995
Series C - 0 and 87,500 shares issued and outstanding, liquidation preference of $0 and $350,000 at June 30, 2014 and December 31, 2013, respectively	-	219,754
Series D 4% - 0 and 2,285,714 shares issued and outstanding, liquidation preference of $0 and $4,000,000 at June 30, 2014 and December 31, 2013, respectively	-	4,000,000

Equity:
Preferred Series E stock, $.001 par value; 16,500,000 shares authorized, 13,428,571 and 0 shares issued and outstanding, liquidation preference of $23,500,000 and $0 at June 30, 2014 and December 31, 2013, respectively	13,429	-

Common stock, $.001 par value; 1,500,000,000 shares authorized, 17,410,220 and 15,794,762 shares issued at June 30, 2014 and December 31, 2013, respectively	17,410	15,794
Additional paid-in capital	111,566,478	67,417,025
Accumulated deficit	(90,346,752)	(65,856,053)
Accumulated other comprehensive loss	(1,402,245)	(715,090)
Total YOU On Demand equity	19,848,320	861,676
Noncontrolling interests	(1,913,268)	(1,397,322)

Total equity	17,935,052	(535,646)

Total liabilities, convertible redeemable preferred stock and equity	$26,908,373	$14,997,318

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$182,696	$50,619	$320,377	$51,557
Cost of revenue	857,179	790,019	1,733,117	1,638,604
Gross loss	(674,483)	(739,400)	(1,412,740)	(1,587,047)

Operating expense:
Selling, general and administrative expenses	2,270,657	2,073,537	3,911,297	4,050,767
Professional fees	76,231	223,051	261,715	474,485
Depreciation and amortization	139,590	173,394	289,550	466,227
Impairments of long-lived assets	-	311,249	-	311,249
Total operating expense	2,486,478	2,781,231	4,462,562	5,302,728

Loss from operations	(3,160,961)	(3,520,631)	(5,875,302)	(6,889,775)

Interest & other income (expense):
Interest expense, net	(28,321)	(29,704)	(2,317,059)	(59,064)
Change in fair value of warrant liabilities	1,501,632	(4,885)	(937,386)	(30,290)
Change in fair value of contingent consideration	589,994	(42,046)	(113,132)	(83,694)
Gain (loss) on investment in unconsolidated entities	(5,349)	2,275	(10,257)	(719)
Gain (loss) on sale of subsidiary	-	-	755,426	-
Loss on dissolution of variable interest entity	-	-	(27,463)	-
Other	(15,015)	71,777	(67,681)	70,596

Net loss from continuing operations before income taxes and noncontrolling interest	(1,118,020)	(3,523,214)	(8,592,854)	(6,992,946)

Income tax benefit	32,495	29,821	55,437	60,961

Net loss from continuing operations	(1,085,525)	(3,493,393)	(8,537,417)	(6,931,985)

Net loss from discontinued operations	-	(97,823)	-	(334,398)

Net loss	(1,085,525)	(3,591,216)	(8,537,417)	(7,266,383)

Plus: Net loss attributable to noncontrolling interests	292,560	310,771	527,344	641,173

Net loss attributable to YOU On Demand shareholders	(792,965)	(3,280,445)	(8,010,073)	(6,625,210)
Dividends on preferred stock	-	-	(16,402,161)	-

Net loss attributable to YOU on Demand common shareholders	$(792,965)	$(3,280,445)	$(24,412,234)	$(6,625,210)

Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.22)	$(1.50)	$(0.44)
Loss from discontinued operations	-	nil	-	(0.01)
Basic and diluted loss per share	$(0.05)	$(0.22)	$(1.50)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	16,598,990	14,938,780	16,267,036	14,771,261

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net loss	$(1,085,525)	$(3,591,216)	$(8,537,417)	$(7,266,383)
Other comprehensive (loss) income:
Sale of subsidiary and dissolution of variable interest entity	-	-	(633,984)	-
Foreign currency translation adjustments	(77,886)	63,733	(53,171)	82,794
Unrealized losses on available for sale securities	-	(858)	-	(858)
Less: Comprehensive loss attributable to non-controlling interest	274,281	293,158	515,946	621,230
Comprehensive loss attributable to YOU On Demand shareholders	$(889,130)	$(3,235,183)	$(8,708,626)	$(6,563,217)

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,537,417)	$(7,266,383)
Adjustments to reconcile net loss to net cash used in operating activities
Equity securities compensation expense	359,686	617,190
Depreciation and amortization	289,550	1,191,287
Amortization of licensed content	75,162	75,162
Amortization of interest expense related to debt issuance costs	128,879	-
Amortization of interest expense related to beneficial conversion feature	2,126,301	-
Deferred income tax	(55,437)	(60,961)
Gain on investment in unconsolidated entities	10,257	719
Loss on disosal of assets	8,334	-
Change in fair value of warrant liabilities	937,386	30,290
Change in fair value of contingent purchase price consideration liability	113,132	83,694
Impairment of long-lived assets	-	311,249
Gain on sale of subsidiary, net of cash	(755,426)	-
Loss on dissolution of variable interest entity	27,463	-
Other	1,372	-
Change in assets and liabilities:
Accounts receivable	141,144	(16,276)
Inventory	-	(35,368)
Licensed content	(290,897)	187,991
Prepaid expenses and other assets	(222,816)	170,052
Accounts payable	(301,697)	1,288,510
Accrued expenses and liabilities	314,308	251,879
Deferred revenue	(33,123)	214,142
Deferred license fee	171,606	29,855
Net cash used in operating activites	(5,492,233)	(2,926,968)

Cash flows from investing activities:
Acquisition of property and equipment	(56,295)	(362,710)
Acquisition of leasehold improvements	(9,492)	-
Investments in intangibles	(292)	(20,437)
Sale of subsidiary	(57,549)
Net cash used in investing activities	(123,628)	(383,147)

Cash flows from financing activities:
Proceeds from sale of Series E preferred stock, net	16,613,949	-
Proceeds from the exercise of warrants and options	995,607	-
Preferred Series D dividends paid	(92,054)	-
Convertible note interest paid	(19,508)	-
Net cash provided by financing activities	17,497,994	-

Effect of exchange rate changes on cash	(33,614)	12,975

Net increase (decrease) in cash and cash equivalents	11,848,519	(3,297,140)

Total cash and cash equivalents at beginning of period	3,822,889	4,381,043
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,152
Cash and cash equivalents of continuing operations at beginning of period	3,822,889	3,277,891

Total cash and cash equivalents at end of period	15,671,408	1,083,903
Less cash and cash equivalents of discontinued operations at end of period	-	792,099
Cash and cash equivalents of continuing operations at end of period	$15,671,408	$291,804

Supplemental Cash Flow Information:

Cash paid for taxes	$-	$-
Cash paid for interest	$19,508	$981
Value of warrants issued for issuance costs in connection with Preferred Series E shares	$2,166,296	$-
Conversion of convertible promissoy note for Series E preferred stock	$2,000,000	$-
Conversion of Series D preferred stock for Seires E preferred stock	$4,000,000	$-
Value of common stock issued from conversion of Preferred Series C shares	$219,754	$-
Value of common stock issued from conversion of Preferred Series B shares	$-	$3,223,575
Receivable from sale of subsidiary	$50,000	$-

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2014

							Accumulated	YOU on
					Additional		Other	Demand
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Stock option compensation	-	-	-	-	409,687	-	-	409,687	-	409,687
Common shares issued for services	-	-	10,309	10	29,990	-	-	30,000	-	30,000
Conversion of Preferred Series C shares into common	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Preferred Series D cash dividends paid	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Preferred Series E stock issued for cash	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Preferred Series D shares into common	(857,143)	(857)	857,143	857	-	-	-	-	-	-
Issuance costs in connection with the issuance of Series E preferred stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Valuation of warrants issued to placement agent in connection with the issuance of Series E preferred stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature of Series E preferred stock	-	-	-	-	16,388,572	(16,388,572)	-	-	-	-
Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Sale of subsidiary and dissolution of variable interest entity	-	-	-	-	-	-	(633,984)	(633,984)	-	(633,984)
Exercise of warrants	-	-	607,480	608	2,374,575	-	-	2,375,183	-	2,375,183
Exercise of options	-	-	526	1	1,051	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(8,010,073)	-	(8,010,073)	(527,344)	(8,537,417)
Foreign currency translation adjustments	-	-	-	-	-	-	(53,171)	(53,171)	11,398	(41,773)

Balance, June 30, 2014	13,428,571	$13,429	17,410,220	$17,410	$111,566,478	$(90,346,752)	$(1,402,245)	$19,848,320	$(1,913,268)	$17,935,052

See notes to unaudited consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China through our subsidiaries and variable interest entities (“VIEs”). The Company, its subsidiaries and its VIEs are collectively referred to as YOU on Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU on Demand is principally engaged in providing video on demand (“VOD”) contents through a comprehensive end-to-end secure delivery system. Our services are offered across multiple platforms, including digital cable television, IPTV (“Internet Protocol Television”), mobile and over-the-top (“OTT”) devices.

Prior to July 31, 2013, the Company held 51% interest in Jinan Guangdian Jia He Broadband Co. ltd. (“Jinan Broadband”), a cable broadband business based in Jinan City, China. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

In the opinion of management, these financial statements reflect all adjustments, which are of a normal, recurring nature necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 (our “2013 Annual Report”).

Reclassifications

Certain information has been retrospectively reclassified to present the results of the Company’s Jinan Broadband as discontinued operations. This reclassification has no effect on previously reported net loss. See Note 4. In addition, in presenting the Company’s unaudited consolidated statement of operations for the three and six months ended June 30, 2013, we recorded approximately $76,000 and $151,000 of business related expenses as professional fees. In presenting the Company’s unaudited consolidated statement of operations for the three and six months ended June 30, 2014, we reclassified such business related expenses from “professional fees” to “selling, general and administrative expense” to more properly reflect fees paid for recurring operating expenses in the ordinary course of business. The prior year information has been reclassified to be comparable with current year presentation. This reclassification has no effect on previously reported net loss.

The December 31, 2013 consolidated balance sheet was derived from the audited consolidated financial statements of the Company, however, as described below, certain prior year information has been reclassified to be comparable with current year presentation.

2.	Going Concern and Management’s Plans

For the six months ended June 30, 2014, we incurred a net loss from continuing operations of approximately $8.4 million and we used cash for operations of approximately $5.5 million. Further, we had an accumulated deficit of approximately $90.3 million as of June 30, 2014.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On July 5, 2013 we completed a Series D Preferred Stock financing in which we raised $4.0 million and closed on a Bridge Loan on November 4, 2013 for $2.0 million. On January 31, 2014, we completed a Series E Preferred Stock financing in which we raised an additional $19.0 million. See Note 11 for additional information.

In addition, we believe we have access to additional funding through various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	WFOE and Jinan Zhong Kuan

Effective March 25, 2014, we sold WFOE, its wholly-owned subsidiary to Linkstar Gloal Investment Limited, whose shareholder is a family member of one of our management personnel (see Note 10) and dissolved Jinan Zhong Kuan, it’s VIE. Both WFOE and Jinan Zhong Kuan were investment holding companies and since the Company sold its interest in Jinan Broadband (see Note 4), these entities were no longer required for our organizational structure. We recorded a note receivable in the amount of $50,000 for the WFOE sale which has been included in other current assets. As of the date of this filing, the note receivable has been collected in full. In accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we removed the net assets associated with WFOE and Jinan Zhong Kuan.

In connection with the sale of WFOE, we recognized a gain of $755,426 of which $661,332 represented the removal of foreign currency translation gain which was previously recognized in other comprehensive income. In connection with the dissolution of Jinan Zhong Kuan, we recognized a loss of $27,463 of which $27,348 represented the removal of foreign currency translation loss which was previously recognized in other comprehensive income.

4.	Discontinued Operations

In order to focus on our core VOD business and help with cash flow needs, the Company sold its 51% ownership of Jinan Broadband to Shandong Broadcast Networks Limited. Total consideration for the sale was RMB 29,000,000, and the sale became finalized on July 31, 2013. The Company received an initial payment of RMB 5,000,000 (approximately $811,000) in the third quarter of 2013 and the final payment of RMB 24,000,000 (approximately $3,920,000) in the fourth quarter of 2013.

Jinan Broadband met the criteria for being reported as a discontinued operation and has been segregated from continuing operations for all periods presented. We do not have any continuing involvement with Jinan Broadband. The related gain on the sale was reported in discontinued operations during the quarter ended September 30, 2013.

The following table summarizes the results from discontinued operations:

	Three Months	Six Months
	June 30,	June 30,
	2013	2013
Revenue	$1,233,957	$2,545,080

Net loss before income taxes and noncontrolling interest	(97,658)	(334,398)
Income tax benefit	(6,671)	-
Net loss from discontinued operations	(104,329)	(334,398)
Plus: Net loss attributable to noncontrolling interest	51,121	163,855
Net loss attributable to YOU On Demand shareholders	$(53,208)	$(170,543)

5.	VIE Structure and Arrangements

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

Pursuant to the December 2006 Cooperation Agreement, CB Cayman and Jinan Parent set up a joint venture, Jinan Broadband. CB Cayman contributed in cash and owned a 51% controlling interest, and Jinan Parent contributed the assets in exchange of 49% ownership in Jinan broadband. Jinan Broadband is a corporate joint venture with a term of 20 years. Jinan Broadband was considered as a VIE based on ASC 810-10-25-38 due to the fact that CB Cayman had a controlling financial interest in Jinan Broadband and therefore deemed to be the primary beneficiary based on the terms stipulated in the December 2006 Cooperation Agreement as described below:

  CB Cayman appointed 3 directors and Jinan Parent appointed 2 directors;

  The general manager and financial manager were appointed by CB Cayman; and

  CB Cayman was entitled to receive 51% of net profit/loss of Jinan Broadband.

Pursuant to the January 2007 Cooperation Agreement, Networks Center, the PRC governmental agency which controls Jinan Parent, affirmed the arrangement set forth in the December 2006 Cooperation Agreement which provided that all of the pre-tax revenues of Jinan Broadband would be assigned to our WFOE for 20 years.

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	June 30,	December 31,
	2014	2013

Furniture and office equipment	$979,232	$965,568
Leasehold improvements	192,252	184,129
Total property and equipment	1,171,484	1,149,697
Less: accumulated depreciation	(742,672)	(649,839)
Net carrying value	$428,812	$499,858

We recorded depreciation expense of approximately $60,000 and $126,000 for the three and six months ended June 30, 2014. We recorded depreciation expense of approximately $69,000 and $136,000 for the three and six months ended June 30, 2013.

7.	Intangible Assets

The Company has intangible assets primarily relating to the acquisition of Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives.

A roll forward of our finite lived intangible assets activity from January 1, 2014 to June 30, 2014 is as follows:

	Balance at			Foreign	Balance at
	January 1,		Amortization	Currency	June 30,
	2014	Additions	Expense	Transl Adj	2014
Amortized intangible assets:
Charter / Cooperation agreements	$2,285,032	$-	$(68,896)	$-	$2,216,136
Software and licenses	81,566	291	(37,051)	1,088	45,894
Website development	120,639	-	(58,125)	(2,633)	59,881
Total amortized intangible assets	$2,487,237	$291	$(164,072)	$(1,545)	$2,321,911

Indefinite lived intangible assets:
Website name	134,290	-	-	-	134,290
Total indefinite lived intangible assets	$134,290	$-	$-	$-	$134,290

In accordance with ASC 250, we recorded amortization expense related to our finite lived intangible assets of approximately $79,000 and $164,000 for the three and six months ended June 30, 2014, respectively, and $104,000 and $330,000, for the three and six months ended June 30, 2013, respectively.

The Company’s amortized intangible assets consisted of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter / Cooperation agreements	$2,755,821	$(539,685)	$2,216,136	$2,755,821	$(470,789)	$2,285,032
Noncompete agreement	-	-	-	3,637,512	(3,637,512)	-
Software and licenses	275,901	(230,007)	45,894	282,399	(200,833)	81,566
Website development	359,284	(299,403)	59,881	361,919	(241,280)	120,639
Total indefinite lived intangible assets	$3,391,006	$(1,069,095)	$2,321,911	$7,037,651	$(4,550,414)	$2,487,237

The following table outlines the amortization expense for the next five years and thereafter:

Amortization
to be
Years ending December 31,	Recognized
2014 (6 months)	$138,893
2015	156,433
2016	153,994
2017	138,451
2018	138,065
Thereafter	1,596,075
Total amortization to be recognized	$2,321,911

8.	Fair Value Measurements

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

The fair value of the warrant liabilities at June 30, 2014 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlo Simulation method which was the method used at year end, December 31, 2013. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	June 30,	December 31,
	2014	2013
Risk-free interest rate	0.880%	1.186%
Expected volatility	70%	70%
Expected term (years)	3.17	3.67
Expected dividend yield	0%	0%

The fair value of the option portion of our contingent consideration liability at June 30, 2014 and December 31, 2013 was valued using the Black-Scholes Merton model which incorporated the following assumptions:

	June 30,	December 31,
	2014	2013
Risk-free interest rate	1.25%	1.27%
Expected volatility	70%	70%
Expected term (years)	4.0	4.0
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 12)	$-	$-	$901,197	$901,197
Contingent purchase price consideration (see Note 9)	$-	$-	$691,876	$691,876

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371

Liabilities
Warrant liabilities (see Note 12)	$-	$-	$1,344,440	$1,344,440
Contingent purchase price consideration (see Note 9)	$-	$-	$578,744	$578,744

The table below reflects the components effecting the change in fair value for the six months ended June 30, 2014:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2014
		Purchases, sales	Change in
	January 1,	and issuances	Fair Value
	2014	and settlements	(gain) / loss	June 30, 2014
Liabilities:
Warrant liabilities (see Note 12)	$1,344,440	$(1,380,629)	$937,386	$901,197
Contingent purchase price consideration (see Note 9)	$578,744	$-	$113,132	$691,876

	Quantitative Information about Level 3 Fair Value Measurements
	For the Six Months Ended June 30, 2014
	Fair Value at	Valuation	Unobservable
	6/30/2014	Techniques	Inputs	Input

Warrant liabilities	$901,197	Black-Scholes Merton Model	Risk-free rate of interest	0.880%
			Expected volatility	70%
			Expected life (years)	3.17
			Expected dividend yield	0%

Contingent consideration	$691,876	Black-Scholes Merton Model	Risk-free rate of interest	1.250%
			Expected volatility	70%
			Expected life (years)	4.00
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

9.	Sinotop Contingent Consideration

In connection with the acquisition of Sinotop Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, and (iii) a four-year option to purchase 80,000 shares of the Company’s common stock (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: Sinotop Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s VOD services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s VOD services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s VOD services. The shares, warrants, and options are earned at a rate of one third for each milestone achieved.

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration is classified as a liability because the Earn-Out Securities do not meet the fixed- for-fixed criteria under ASC 815-40-15 for equity classification, since the achievement of the milestones is not solely based on the operations of the Company. Further ASC 815-40-15 requires us to re- measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations and, accordingly, we reported a gain of $589,994 and a loss of $113,132, for the three and six months ended June 30, 2014, respectively. We reported a loss of $42,046 and $83,694 for the three and six months ended June 30, 2013, respectively.

As of the end of the second earn-out year (July 1, 2013), the second milestone was achieved with over 11 million homes having access to our VOD services. As such, we issued in total 490,548 shares of our common stock and 53,334 options to Mr. Liu for achieving the first two year milestones. As of June 30, 2014, we recorded a purchase price consideration liability in the amount of $691,876 related to the remaining earn-out.

The following is the roll-forward of the estimated fair value of the contingent consideration obligation for the acquisition of Sinotop Hong Kong at June 30, 2014 and December 31, 2013, respectively.

	January 1,			June 30,
	2014	Earned	Change in	2014
Class of consideration	Fair Value	Fair Value	Fair Value	Fair Value
Common shares	$554,319	$-	$105,468	$659,787
Stock options	24,425	-	7,664	32,089
Total contingent consideration	$578,744	$-	$113,132	$691,876

The number of instruments remaining to be earned consists of 245,274 common shares and 26,666 options.

10.	Related Party Transactions

$3.0 Million Convertible Note

On May 10, 2012, our Executive Chairman and Principal Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”). Upon issuance, the conversion price of $4.00 for the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company. Thereafter, on May 21, 2012, at the Company’s request, the Company and Mr. McMahon entered into Amendment No. 1 to the Note, pursuant to which the price per share at which the Note, or any convertible securities into which the Note is converted, may be converted into shares of the Company’s common stock, shall not be less than $4.75, which amount represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

On April 12, 2013, the majority shareholders of the Company approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No. 3 to the Note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note is repaid.

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

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2014. As a result, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, we recognized a beneficial conversion feature of approximately $2,126,000 which was reflected as interest expense since the note was convertible at the issuance date.

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

Video On Demand Business

Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $42,000 and $40,000 for the three months ended  June 30, 2014 and 2013, and $81,000 and $80,000 for the six months ended June 30, 2014 and 2013, respectively, to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., the minority shareholder of Zhong Hai Video.

Sale of WFOE

Effective March 25, 2014, WFOE, our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited (see Note 3), whose shareholder is a family member of one of our management personnel. We recorded a note receivable in the amount of $50,000 for the WFOE sale which has been included in other current assets. Our chief executive officer, Mr. Liu Weicheng, is the legal representative of WFOE after the sale. In addition, $100,728 due from WFOE is included in our accounts receivable as of June 30, 2014.

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

The Series D Preferred Stock and any dividends thereon could be converted into shares of our common stock at any time by the Investor at a conversion price of $1.75 per share. The dividends on the Series D Preferred Stock were payable, at our option, in cash, if permissible, or in additional shares of common stock. In the event the Series E Preferred Stock financing transaction (discussed below) was not consummated on or prior to October 31, 2013, the Series D Preferred Stock would become immediately redeemable at the option of the Investor. The redemption would be exercised in whole or in part at $1.75 dollars per share, plus all unpaid and accrued dividends. The Investor would have the right to vote with our stockholders in any matter. The Investor would be entitled to one vote per common stock on an as-converted basis, based on the conversion price of $1.75 per share. Upon any liquidation, dissolution or winding-up of the Company, the Investor would be entitled to receive an amount equal to the then-outstanding Series D Preferred Stock at $1.75 per share, plus any accrued and unpaid dividends, prior to and in preference of holders of common stock or Series A, B or C preferred stock.

The Series D Preferred Stock when issued was a hybrid instrument comprised of a (i) a preferred stock and (ii) an option to convert the preferred stock into shares of our common stock (the “Conversion Option”). The Conversion Option derived its value based on the underlying fair value of the shares of our common stock as did the Series D Preferred Stock, and therefore it was clearly and closely related to the underlying preferred stock. Since the Series D Preferred Stock could have been ultimately redeemed at the option of the holder, the carrying value of the shares, net of unamortized discount and accumulated dividends, was classified as temporary equity.

The Company paid issuance costs of approximately $849,000 in cash and issued warrants to the placement agent to purchase 228,571 shares of our common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes Merton model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.60% . The exercise price of the warrants was $1.75. The warrants were valued at $247,995 at the date of issuance. The Series D Preferred Stock was recorded net of issuance costs of $1,097,041 at the issuance date, as a charge to additional paid-in capital, due to our deficit in retained earnings during the period ended December 31, 2013.

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

$2.0 Million Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note had an annual interest rate of 4% and a maturity date of January 5, 2015. Upon the closing of a financing pursuant to the terms of the Series D Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media would invest funds in the Company in exchange for shares of the Series E Preferred Stock, the principal amount and all unpaid interest of the Bridge Note would be automatically converted into shares of Series E Preferred Stock at a conversion price equal to the per share purchase price paid for the Series E Preferred Stock by C Media. If the Bridge Note was not converted into shares of Series E Preferred Stock within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Purchase Agreement (defined below) would have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Purchase Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note would, at C Media’s option, be converted into shares of the Company’s Series D Preferred Stock at a conversion price of $1.75 per share. In connection with the issuance of the Bridge Note, we recorded debt issuance costs of $370,008 to current assets to be amortized over the period of the earliest possible conversion date which was January 31, 2014. As such we recorded interest expense of $128,879 and $241,129 during 2014 and 2013, respectively. The issuance costs included cash paid of $241,936 and the issuance of warrants to the placement agent to purchase 114,285 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.36% . The exercise price of the warrants was $1.75. The warrants were valued at $128,072 at the date of issuance.

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

Also in connection with the Series D Amendment, C Media executed a waiver and consent with the Company as of October 31, 2013 agreeing, among other things, to waive its right to redeem its Series D Preferred Stock as of October 31, 2013 until the 30th day following the issuance of the Bridge Note or the Optional Extension Date.

On December 4, 2013, C Media exercised its Optional Extension Option which extended the date to January 31, 2014.

Conversion to Series E Preferred Stock and Conversion of $2M Convertible Note

On January 31, 2014, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with C Media and certain other purchasers (collectively, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 14,285,714 shares of Series E Preferred Stock of the Company for $1.75 per share, or a total purchase price of $25.0 million. Among the 14,285,714 shares of Series E Preferred Stock issued to the Investors, (i) 1,142,857 shares were issued upon the conversion of the Bridge Note issued to C Media in principal amount of $2,000,000, (ii) 10,857,143 shares were issued for an aggregate purchase price of $19 million, and (iii) 2,285,714 shares were issued upon the conversion of 2,285,714 shares of Series D Preferred Stock held by C Media, which constitute all of the issued and outstanding shares of Series D Preferred Stock, into the Series E Preferred Stock pursuant to the Series E Purchase Agreement. In connection with the issuance of the Series E Preferred Stock, we recorded issuance costs of $4,552,347 to additional paid in capital. The issuance costs included cash paid of $2,386,051 and the issuance of warrants to the placement agent to purchase 1,085,714 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.49% . The exercise price of the warrants was $1.75. The warrants were valued at $2,166,296 at the date of issuance.

In connection with the Series E financing, a total beneficial conversion feature of $16,571,429 was recognized in Additional Paid-in Capital.

12.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued each quarter based on the Monte Carlo valuation, however, as of June 30, 2014, we utilize the Black-Scholes Merton model as an estimate of the Monte Carlo valuation. As of June 30, 2014 and December 31, 2013, the warrant liability was re-valued as disclosed in Note 8, Fair Value Measurement, and was adjusted to its current fair value of approximately $901,000 and $1,344,000 as determined by the Company, resulting in a loss of approximately $937,000 for the six months ended June 30, 2014. During the six months ended June 30, 2014, 440,813 warrants were exercised at an exercise price $1.50 for gross proceeds received of $661,220.

13.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

In January 2013, the remainder of our Series B Preferred Stock (7,866,800 shares) was converted to 1,048,907 common shares. During 2013 and 2014, all of our Series C Preferred Stock (250,000 shares) was converted to 400,000 common shares.

For the six months ended June 30, 2014 and 2013, the number of securities convertible into common shares not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	June 30,	June 30,
	2014	2013
Warrants	2,191,487	1,370,397
Options	1,896,744	1,582,501
Series A Preferred Stock	933,333	933,333
Series C Preferred Stock	-	400,000
Series E Preferred Stock	13,428,571	-
Convertible promissory note	1,861,198	1,948,507
Total	20,311,333	6,234,738

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,	June 30,
	2014	2013
Exercise of stock warrants	2,191,487	1,370,397
Exercise and future grants of stock options	4,023,345	4,051,986
Conversion of preferred stock	14,361,904	1,333,333
Contingent issuable shares in connection with Sinotop acquisition	245,274	490,548
Issuable shares from conversion of promissory notes payable	1,861,198	1,948,507
Total	22,683,208	9,194,771

14.	Share-Based Payments

As of June 30, 2014, the Company has 1,896,744 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Employees and Directors stock option	$221,030	$180,000	$360,000	$344,000	(a)
Stock issued for services	-	85,000	-	164,000	(b)
Stock warrants issued for services	-	1,000	-	109,000	(c)
Accrued expense for shares and options to be issued	192,000	-	292,000	-	(d)
	$413,030	$266,000	$652,000	$617,000

(a)

The Company accounts for its stock option awards to employees and Directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

(b)

During the six months ended June 30, 2013, 60,500 shares were issued to certain consultants and directors for services vested. We recorded the common shares at the closing price on the issue date. We expensed to consulting and marketing services $85,000 and $164,000 for the three and six months ended, June 30, 2013. No shares were issued for services in 2014.

(c)

During the six months ended June 30, 2013, we issued 166,677 consulting warrants and 6,667 warrants vested during the period. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model. We expensed to marketing $1,000 for the three months ended June 30, 2013 and $45,000 for the six months ended June 30, 2013. We recorded $64,000 to prepaid expense during the six months ended June 30, 2013 to be recognized for services provided in the remainder of 2013. No warrants were issued for services in 2014.

(d)	During the six months ended June 30, 2014, we recorded $292,000 to board compensation expense for shares and options that have not yet been issued to certain executives and board members.

Effective as of December 3, 2010, Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares.

The following table summarizes the number of securities outstanding, granted and available for issuance as of June 30, 2014:

Number of
Securities
Approved plan	4,000,000
Options granted	(2,048,569)
Options canceled	148,504
Restricted shares granted	(196,477)
Options and restricted shares available for issuance	1,903,458

Stock Options

Stock option activity for the six months ended June 30, 2014 is summarized as follows:

	Options	Weighted Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding at January 1, 2014	1,878,835	$2.64
Granted	22,435	2.91
Exercised	(526)	2.00
Canceled	(4,000)	2.00
Outstanding at June 30, 2014	1,896,744	$2.65	$801,124

Options exercisable at June 30, 2014 (vested)	1,471,508	$2.84	$433,323

In the first quarter of 2014, the Company granted 22,435 options to board members for services provided in 2013. The weighted average grant-date fair value of options granted was $2.91. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $1,693. There were no options granted or exercised for the same period in 2013.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2014:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exerciseable	Exercise Price
$1 - $2	375,000	9.26	$1.65	68,427	$1.65
$2 - $3	613,744	6.79	2.03	547,303	2.04
$3 - $5	906,667	6.30	3.38	854,445	3.35
$5 - $74	-	-	-	-	-
$74 - $75	1,333	3.70	75.00	1,333	75.00
	1,896,744	7.04	$2.65	1,471,508	$2.84

The following table summarizes the status of options which contain vesting provisions:

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested at January 1, 2014	582,337	$1.52
Granted	22,435	2.23
Vested	(177,619)	1.80
Canceled	(1,917)	1.06
Non-vested at June 30, 2014	425,236	$1.44

As of June 30, 2014, the Company had total unrecognized compensation expense related to options granted of approximately $719,000 which will be recognized over a remaining service period of 3.25 years. The total fair value of shares vested during the six months ended June 30, 2014, and 2013, was $359,687 and $289,311, respectively.

Warrants

In connection with the Company’s 2012 and 2013 financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of June 30, 2014, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 3.89 years. The following table outlines the warrants outstanding and exercisable as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	Number of		Exercise	Expiration
Warrants Outstanding	Warrants Outstanding		Price	Date
2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants	536,250	977,063	$1.50	08/30/17
2013 Service Agreement Warrants	-	166,667	$2.00	02/26/18
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	-	$1.75	01/31/19
	2,191,487	1,713,253

15.	Income Taxes

As of June 30, 2014, the Company had approximately $24.0 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $13.9 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2034 and year 2015 to year 2019, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Further, a net deferred tax liability arises from one jurisdiction. The valuation allowance increased approximately $1.1and $2.5 million during the three and six months ended June 30, 2014, respectively.

We are not aware of any unrecorded tax liabilities which would impact our financial positions of our results of operations.

16.	Commitments and Contingencies

Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2014, the Company's potential minimum cash obligation to these employees was approximately $1,812,000.

Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased
Property
Years ending December 31,	Costs
2014 (6 months)	$410,000
2015	798,000
2016	684,000
2017	58,000
Thereafter	-
Total	$1,950,000

Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Content
Years ending December 31,	Costs
2014 (6 months)	$1,573,000
2015	2,528,000
2016	1,053,000
Thereafter	-
Total	$5,154,000

Other

As of June 30, 2014, the Company was committed to paying service fees to certain consultants of $25,000.

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

In connection with the acquisition of Sinotop Hong Kong as discussed in Note 9, on July 1, 2014 we issued 245,274 shares of our common stock to Mr. Liu for achieving the specified performance milestones. As of the date of this filing, the Company has converted 5,828,572 shares of Series E Preferred Stock into 5,828,572 shares of our common stock.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2013 Annual Report under Part I. Item 1A. Risk Factors.

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

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Jinan Broadband operated out of its base in Shandong where it had an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan. Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperated and provided each other with technical services related to their respective broadband, cable and internet content-based businesses. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

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
  Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the past year, we have shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our operating expenses have been decreasing but we have also incurred certain additional costs related our financing activities and maintaining our public company status.
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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30,	June 30,	Amount	%
	2014	2013	Change	Change

Revenue	$183,000	$51,000	$132,000	259%
Cost of revenue	857,000	790,000	67,000	8%
Gross loss	(674,000)	(739,000)	65,000	-9%

Operating expense:
Selling, general and administrative expenses	2,271,000	2,074,000	197,000	9%
Professional fees	76,000	223,000	(147,000)	-66%
Depreciation and amortization	140,000	173,000	(33,000)	-19%
Impairments	-	311,000	(311,000)	-100%
Total operating expense	2,487,000	2,781,000	(294,000)	-11%

Loss from operations	(3,161,000)	(3,520,000)	359,000	-10%

Interest & other income (expense):
Interest expense, net	(28,000)	(30,000)	2,000	-7%
Change in fair value of warrant liabilities	1,502,000	(5,000)	1,507,000	-30140%
Change in fair value of contingent consideration	590,000	(42,000)	632,000	-1505%
Loss on investment in unconsolidated entities	(6,000)	2,000	(8,000)	-400%
Other	(15,000)	72,000	(87,000)	-121%

Loss from continuing operations before income taxes and noncontrolling interests	(1,118,000)	(3,523,000)	2,405,000	-68%

Income tax benefit	33,000	30,000	3,000	10%

Net loss from continuing operations	(1,085,000)	(3,493,000)	2,408,000	-69%

Net loss from discontinued operations	-	(98,000)	98,000	-100%

Net loss	(1,085,000)	(3,591,000)	2,506,000	-70%

Net loss attributable to noncontrolling interests	292,000	311,000	(19,000)	-6%

Net loss attributable to YOU On Demand shareholders	(793,000)	(3,280,000)	2,487,000	-76%

Dividends on preferred stock	-	-	-	-

Net loss attributable to YOU on Demand common shareholders	$(793,000)	$(3,280,000)	$2,487,000	-76%

Revenues

Revenues for the three months ended June 30, 2014, totaled $183,000, as compared to $51,000 for 2013. The increase in revenue of approximately $132,000 was attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the three months ended June 30, 2014 was $674,000, as compared to $739,000 during 2013. The decrease in gross loss of approximately $65,000, or 9%, was mainly due to increased revenue related to our VOD business. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2014, increased approximately $197,000 to $2,271,000, as compared to $2,074,000 for the three months ended June 30, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended June 30, 2014 salaries and personnel costs accounted for 39% of our selling, general and administrative expenses. For the three months ended June 30, 2014, salaries and personnel costs totaled $888,000, a decrease of $152,000, or 15%, as compared to $1,040,000 for the same period of 2013 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development, rent expenses and regulatory expenses. For the three months ended June 30, 2014, these costs totaled $1,037,000, a net increase of $542,000, or 110%, as compared to $495,000 in 2013, due primarily to increases in the compensation paid to our board members and increased costs in technology, as well as general increases in marketing and rent expense.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees decreased $147,000, or 66%, to $76,000 for the three months ended June 30, 2014, from $223,000 during 2013. The decrease in professional fees was primarily due to timing in accounting services related to our transition to a new audit firm.

Depreciation and Amortization

Our depreciation expense decreased $8,000, or 12%, to $61,000 in the three months ended June 30, 2014, from $69,000 during 2013.

Our amortization expense decreased $25,000, or 24%, to $79,000 in the three months ended June 30, 2014, from $104,000 during 2013. The decrease was mainly because our non-compete agreement was fully amortized as of January 31, 2013.

Interest Expense, net

Our interest expense decreased $2,000 to $28,000 for the three months ended June 30, 2014, from $30,000 during 2013.

Change in Fair value of Warrant Liabilities

Certain of our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of $1,502,000 and a loss of $5,000 for the three months ended June 30, 2014 and 2013, respectively. The changes are primarily due to fluctuations in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of $590,000 and a loss of $42,000 for the three months ended June 30, 2014 and 2013, respectively. The changes are primarily due to fluctuations in our closing stock price.

Discontinued Operations

Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited in order to focus on our core VOD business and help with cash flow needs. As such, Jinan Broadband is accounted for as discontinued operations in our unaudited consolidated financial statements included in this report.

Net Loss Attributable to Non-controlling Interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended June 30, 2014, $292,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $260,000 during the same period of 2013.

49% of the operating loss of our Jinan Broadband subsidiary was allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the three months ended June 30, 2013, $51,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband. See Note 4 to our unaudited consolidated financial statements included in this report.

Comparison of Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,	June 30,	Amount	%
	2014	2013	Change	Change

Revenue	$320,000	$52,000	$268,000	515%
Cost of revenue	1,733,000	1,639,000	94,000	6%
Gross loss	(1,413,000)	(1,587,000)	174,000	-11%

Operating expense:
Selling, general and administrative expenses	3,911,000	4,051,000	(140,000)	-3%
Professional fees	262,000	474,000	(212,000)	-45%
Depreciation and amortization	289,000	466,000	(177,000)	-38%
Impairments	-	311,000	(311,000)	-100%
Total operating expense	4,462,000	5,302,000	(840,000)	-16%

Loss from operations	(5,875,000)	(6,889,000)	1,014,000	-15%

Interest & other income / (expense):
Interest expense, net	(2,317,000)	(59,000)	(2,258,000)	3827%
Change in fair value of warrant liabilities	(937,000)	(30,000)	(907,000)	3023%
Change in fair value of contingent consideration	(113,000)	(84,000)	(29,000)	35%
Loss on investment in unconsolidated entities	(10,000)	(1,000)	(9,000)	900%
Gain on sale of subsidiary	755,000	-	755,000	-
Loss on dissolution of Zhong Kuan	(27,000)	-	(27,000)	-
Other	(68,000)	70,000	(138,000)	-197%

Loss from continuing operations before income taxes and noncontrolling interests	(8,592,000)	(6,993,000)	(1,599,000)	23%

Income tax benefit	55,000	61,000	(6,000)	-10%

Net loss from continuing operations	(8,537,000)	(6,932,000)	(1,605,000)	23%

Net loss from discontinued operations	-	(334,000)	334,000	-100%

Net loss	(8,537,000)	(7,266,000)	(1,271,000)	17%

Net loss attributable to noncontrolling interests	527,000	641,000	(114,000)	-18%

Net loss attributable to YOU On Demand shareholders	(8,010,000)	(6,625,000)	(1,385,000)	21%

Dividends on preferred stock	(16,402,000)	-	(16,402,000)	-

Net loss attributable to YOU on Demand common shareholders	$(24,412,000)	$(6,625,000)	$(17,787,000)	268%

Revenues

Revenues for the six months ended June 30, 2014, totaled $320,000, as compared to $52,000 for 2013. The increase in revenue of approximately $268,000 was attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the six months ended June 30, 2014 was $1,413,000, as compared to $1,587,000 during 2013. The decrease in gross loss of approximately $174,000, or 1%, was mainly due to increased revenue related to our VOD business. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2014, decreased approximately $140,000 to $3,911,000, as compared to $4,051,000 for the six months ended June 30, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the six months ended June 30, 2014 salaries and personnel costs accounted for 47% of our selling, general and administrative expenses. For the six months ended June 30, 2014, salaries and personnel costs totaled $1,825,000, a decrease of $366,000, or 17%, as compared to $2,191,000 for the same period of 2013 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development, rent expenses and regulatory expenses. For the six months ended June 30, 2014, these costs totaled $1,549,000, a net increase of $584,000, or 61%, as compared to $965,000 in 2013, due primarily to increases in the compensation paid to our board members and increased costs in technology, as well as general increases in marketing and rent expense.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees decreased $212,000, or 45%, to $262,000 for the six months ended June 30, 2014, from $474,000 during 2013. The decrease in professional fees was due to reductions in both consulting fees and timing in accounting services related to our transition to a new audit firm.

Depreciation and Amortization

Our depreciation expense decreased $11,000, or 8%, to $125,000 in the six months ended June 30, 2014, from $136,000 during 2013.

Our amortization expense decreased $166,000, or 50%, to $164,000 in the six months ended June 30, 2014, from $330,000 during 2013. The decrease was mainly because our non-compete agreement was fully amortized as of January 31, 2013.

Interest Expense, net

Our interest expense increased $2,258,000 to $2,317,000 for the six months ended June 30, 2014, from $59,000 during 2013, primarily due to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 10 of the unaudited consolidated financial statements included in this report.

Change in Fair value of Warrant Liabilities

Certain of our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $937,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively. The changes are primarily due to increases in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $113,000 and $84,000 for the six months ended June 30, 2014 and 2013, respectively. The changes are primarily due to increases in our closing stock price.

Gain on Sale of Subsidiary and Loss on Dissolution

Effective March 25, 2014, we deconsolidated our ownership in WFOE and Jinan Zhong Kuan. As such, we recorded a gain of $755,000 on the sale of WFOE and a loss of $27,000 on dissolution of Jinan Zhong Kuan as discussed in Note 3 of our unaudited consolidated financial statements included in this report.

Discontinued Operations

Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited in order to focus on our core VOD business and help with cash flow needs. As such, Jinan Broadband is accounted for as discontinued operations in our unaudited consolidated financial statements included in this report.

Net Loss Attributable to Non-controlling Interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the six months ended June 30, 2014, $527,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $477,000 during the same period of 2013.

49% of the operating loss of our Jinan Broadband subsidiary was allocated to Shandong Cable (previously Jinan Parent), the 49% co-owner of this business. During the six months ended June 30, 2013, $164,000 of our operating loss from Jinan Broadband was allocated to Jinan Parent. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband. See Note 4 to our unaudited consolidated financial statements included in this report.

Dividends on Preferred Stock

For the six months ended June 30, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000. This amount is comprised of (1) recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000, (2) reversal of a deemed dividend for the beneficial conversion feature discount of $183,000 related to the extinguishment of the Series D Preferred Stock and (3) cash dividends paid of $14,000 for January 2014, which is part of the total cash dividend paid, amounting to $92,054, in the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $15,671,000. Approximately $13,361,000 was held in our Hong Kong entity and $849,000 was held in our China entities. The Company has no plans to repatriate these funds. We had working capital at June 30, 2014, of approximately $9,314,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Six Months Ended
	June 30,	June 30,
	2014	2013
Net cash used in operating activities	$(5,492,000)	$(2,927,000)
Net cash used in investing activities	(124,000)	(383,000)
Net cash provided by financing activities	17,498,000	-
Effect of exchange rate changes on cash	(34,000)	13,000
Net increase (decrease) in cash and cash equivalents	11,848,000	(3,297,000)

Total cash and cash equivalents at beginning of period	3,823,000	4,381,000
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,000
Cash and cash equivalents of continuing operations at beginning of period	3,823,000	3,278,000

Total cash and cash equivalents at end of period	15,671,000	1,084,000
Less cash and cash equivalents of discontinued operations at end of period	-	792,000
Cash and cash equivalents of continuing operations at end of period	$15,671,000	$292,000

Operating Activities

Cash used in operating activities increased for the six months ended June 30, 2014 compared to 2013 primarily due to increased content license payments and increased operational costs arising from our transition into our VOD business. Our content license agreements with production companies incorporate minimum guarantee payments, most of which increase year-over-year.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was used primarily for the acquisition of property and equipment. Cash used in investing activities for the six months ended June 30, 2013 was used for (1) the acquisition of property and equipment of $363,000 and (2) investments in intangibles of $20,000.

Financing Activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.

In January 2014, we received investment net proceeds of approximately $16,614,000 from the sale of the Series E Preferred Stock and we received approximately $996,000 from the exercise of warrants and options from certain investors and employees.

In addition, we believe we have the ability to raise funds by various methods including utilization of our $50 million shelf registration of which $47.3 million is remaining as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources will be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of June 30, 2014, the Company has an accumulated operating loss of approximately $90.3 million. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operation are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our 2013 Annual Report includes a summary of our most significant accounting policies.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2013 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.	INS Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2014.

YOU ON DEMAND HOLDINGS, INC

By:	/s/ Marc Urbach
Name: Marc Urbach
Title: President and Chief Financial Officer
(Principal Accounting Officer, Principal
Financial Officer and an Authorized Officer)

Exhibit Index

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.	INS Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document