Form 10-Q
period 2014-09-30
YOU ON DEMAND HOLDINGS, INC.
filed 2014-11-13
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:000-19644

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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,734,859 shares as of November 13, 2014.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to the business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “Sinotop Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by Sinotop Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by Sinotop Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, which was sold effective March 25, 2014; (ix) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Dian Guang Information Technology Co. Ltd., a PRC company controlled through contractual arrangements, which was dissolved effective March 25, 2014; (x) “Jinan Broadband” are to our 51% owned subsidiary Jinan Guangdian Jia He Broadband Co. Ltd, a PRC company, which was sold effective July 31, 2013; (xi) “Jinan Parent” are to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC Company; (xii) “SEC” are to the United States Securities and Exchange Commission; (xiii) “Securities Act” are to Securities Act of 1933, as amended; (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” are to People’s Republic of China; (xvi) “Renminbi” and “RMB” are to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xviii) “VIEs” refers to either our current variable interest entity (Sinotop Beijing), to our deconsolidated variable interest entity (Jinan Zhong Kuan) or to our discontinued variable interest entity (Jinan Broadband).

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,045,215	$3,822,889
Accounts receivable, net	636,684	175,211
Licensed content, current	1,000,928	428,322
Prepaid expenses	292,708	330,013
Debt issuance costs, net	-	128,879
Other current assets	9,066	48,928
Total current assets	14,984,601	4,934,242

Property and equipment, net	376,330	499,858
Licensed content, non-current	145,801	162,646
Intangible assets, net	2,386,419	2,621,527
Goodwill	6,105,478	6,105,478
Investment in unconsolidated entities	861,194	673,567
Other non-current assets	367,409	-
Total assets	$25,227,232	$14,997,318

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$173,613	$656,545
Deferred revenue	142,144	68,969
Accrued expenses and other liabilities	1,745,126	1,075,944
Deferred license fees	1,205,427	1,200,764
Contingent purchase price consideration liability	-	578,744
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	619,660	1,344,440
Total current liabilities	6,885,970	7,925,406

Deferred income tax liability	41,560	125,809
Convertible promissory note	-	2,000,000
Total liabilities	6,927,530	10,051,215

Commitments and contingencies

Convertible redeemable preferred stock:

Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at September 30, 2014 and December 31, 2013, respectively	1,261,995	1,261,995
Series C - 0 and 87,500 shares issued and outstanding, liquidation preference of $0 and $350,000 at September 30, 2014 and December 31, 2013, respectively	-	219,754
Series D 4% - 0 and 2,285,714 shares issued and outstanding, liquidation preference of $0 and $4,000,000 at September 30, 2014 and December 31, 2013, respectively	-	4,000,000

Equity:
Series E Preferred Stock, $0.001 par value; 16,500,000 shares authorized, 7,559,998 and 0 shares issued and outstanding, liquidation preference of $13,230,000 and $0 at September 30, 2014 and December 31, 2013, respectively	7,560	-

Common stock, $0.001 par value; 1,500,000,000 shares authorized, 23,598,430 and 15,794,762 shares issued at September 30, 2014 and December 31, 2013, respectively	23,598	15,794
Additional paid-in capital	112,764,950	67,417,025
Accumulated deficit	(92,293,390)	(65,856,053)
Accumulated other comprehensive loss	(1,381,701)	(715,090)
Total YOU On Demand equity	19,121,017	861,676
Non-controlling interest	(2,083,310)	(1,397,322)

Total equity	17,037,707	(535,646)

Total liabilities, convertible redeemable preferred stock and equity	$25,227,232	$14,997,318

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$644,891	$95,295	$965,268	$146,852
Cost of revenue	873,025	712,327	2,606,142	2,350,931
Gross loss	(228,134)	(617,032)	(1,640,874)	(2,204,079)

Operating expenses:
Selling, general and administrative expense	1,861,053	1,726,967	5,772,350	5,856,484
Professional fees	114,271	78,379	375,986	474,114
Depreciation and amortization	124,936	154,719	414,486	620,946
Impairments of long-lived assets	-	-	-	311,249
Total operating expense	2,100,260	1,960,065	6,562,822	7,262,793

Loss from operations	(2,328,394)	(2,577,097)	(8,203,696)	(9,466,872)

Interest & other income/(expense):
Interest expense, net	(29,151)	(29,818)	(2,346,210)	(88,882)
Change in fair value of warrant liabilities	281,537	(6,840)	(655,849)	(37,130)
Change in fair value of contingent consideration	(47,634)	(15,649)	(160,766)	(99,343)
Gain/(loss) on investment in unconsolidated entities	(6,389)	8,592	(16,646)	7,873
Gain on sale of subsidiary	-	-	755,426	-
Loss on dissolution of a variable interest entity	-	-	(27,463)	-
Others	(14,783)	(11,827)	(82,464)	58,769

Net loss from continuing operations before income tax and non-controlling interest	(2,144,814)	(2,632,639)	(10,737,668)	(9,625,585)

Income tax benefit	28,812	21,168	84,249	82,129

Net loss from continuing operations	(2,116,002)	(2,611,471)	(10,653,419)	(9,543,456)

Net income from discontinued operations	-	5,589,872	-	5,255,474

Net income/(loss)	(2,116,002)	2,978,401	(10,653,419)	(4,287,982)

Net loss attributable to non-controlling interest	169,364	193,512	696,708	834,685

Net income/(loss) attributable to YOU On Demand shareholders	(1,946,638)	3,171,913	(9,956,711)	(3,453,297)
Dividend on preferred stock	-	(1,029,829)	(16,402,161)	(1,029,829)

Net income/(loss) attributable to YOU on Demand common shareholders	$(1,946,638)	$2,142,084	$(26,358,872)	$(4,483,126)

Basic and diluted loss per share:

Loss from continuing operations	$(0.09)	$(0.22)	$(1.45)	$(0.65)
Income from discontinued operations	-	0.36	-	0.35

Basic and diluted income/(loss) per share	$(0.09)	$0.14	$(1.45)	$(0.30)

Weighted average shares outstanding:

Basic and diluted	22,012,166	15,553,097	18,203,124	15,034,841

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income/(loss)	$(2,116,002)	$2,978,401	$(10,653,419)	$(4,287,982)
Other comprehensive income/(loss):
Sale of subsidiary and dissolution of variable interest entity	-	-	(633,984)	-
Foreign currency translation adjustments	31,264	(1,424,011)	(21,907)	(1,341,217)
Unrealized gain/(loss) on available for sale securities	-	343	-	(515)
Comprehensive loss attributable to non-controlling interest	170,042	200,353	685,988	821,583
Comprehensive income/(loss) attributable to YOU On Demand shareholders	$(1,914,696)	$1,755,086	$(10,623,322)	$(4,808,131)

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:

Net loss	$(10,653,419)	$(4,287,982)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,133,335	728,917
Depreciation and amortization	414,486	1,463,900
Amortization of licensed content	63,903	112,743
Amortization of interest expense related to debt issuance costs	128,879	-
Amortization of interest expense related to beneficial conversion feature	2,126,301	-
Deferred income tax	(84,249)	(82,129)
Loss/(gain) on investment in unconsolidated entities	16,646	(7,873)
Loss on disposal of assets	8,334	-
Change in fair value of warrant liabilities	655,849	37,130
Change in fair value of contingent purchase price consideration liability	160,766	99,343
Gain on sale of Jinan Broadband	-	(5,616,269)
Impairment of long-lived assets	-	311,249
Gain on sale of subsidiary, net of cash	(755,426)	-
Loss on dissolution of variable interest entity	27,463	-
Change in assets and liabilities:
Accounts receivable	(461,473)	(111,371)
Inventory	-	(65,367)
Licensed content	(619,665)	650,939
Prepaid expenses and other assets	(97,399)	278,543
Accounts payable	(482,932)	594,940
Accrued expenses and other liabilities	349,169	(12,546)
Deferred revenue	73,175	119,483
Deferred license fee	4,663	(2,795)
Other current liabilities	-	95,938
Others	1,372	(742)
Net cash used in operating activities	(7,990,222)	(5,693,949)

Cash flows from investing activities:
Acquisition of property and equipment	(58,869)	(424,689)
Acquisition of leasehold improvements	(9,492)	-
Investments in intangibles	(292)	(22,662)
Investment in unconsolidated entities	(208,760)	-
Sale of subsidiary	(7,549)	(190,760)
Net cash used in investing activities	(284,962)	(638,111)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	-	4,000,000
Proceeds from sale of Series E Preferred Stock	19,000,000	-
Proceeds from the exercise of warrants and options	995,607	-
Series D Preferred Stock dividend payment	(92,054)	-
Costs associated with financing and share issuance	(2,386,051)	(849,046)
Net cash provided by financing activities	17,517,502	3,150,954

Effect of exchange rate changes on cash	(19,992)	14,553

Net increase/(decrease) in cash and cash equivalents	9,222,326	(3,166,553)

Total cash and cash equivalents at beginning of period	3,822,889	4,381,043
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,152
Cash and cash equivalents of continuing operations at beginning of period	3,822,889	3,277,891

Cash and cash equivalents of continuing operations at end of period	$13,045,215	$1,214,490

Supplemental Cash Flow Information:

Value of warrants issued for issuance cost in connection with Series D Preferred Stock	-	$247,995
Value of warrants issued for issuance costs in connection with Series E Preferred Stock	$2,166,296	$-
Conversion of convertible promissory note for Series E Preferred Stock	$2,000,000	$-
Conversion of Series D Preferred Stock for Series E Preferred Stock	$4,000,000	$-
Value of common stock issued from conversion of Series C Preferred Stock	$219,754	$408,114
Value of common stock issued from conversion of Series B Preferred Stock	$-	$3,223,575
Values of shares and options issued for Sinotop contingent consideration earn-out	739,265	$410,475

See notes to unaudited consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2014

							Accumulated	YOU on
					Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Share-based compensation	-	-	-	-	718,969	-	-	718,969	-	718,969
Common stock issued for services	-	-	73,600	74	179,926	-	-	180,000	-	180,000
Common stock and options issued for Sinotop acquisition earn-out	-	-	245,274	245	739,265	-	-	739,510	-	739,510
Conversion of Series C Preferred Stock into common stock	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Series D Preferred Stock cash dividends	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Series E Preferred Stock issued	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Series E Preferred Stock into common stock	(6,725,716)	(6,726)	6,725,716	6,726	-	-	-	-	-	-
Issuance costs in connection with the issuance of Series E Preferred Stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Valuation of warrants issued to placement agent in connection with the issuance of Series E Preferred Stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature of Series E Preferred Stock	-	-	-	-	16,388,572	(16,388,572)	-	-	-	-
Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Sale of subsidiary and dissolution of variable interest entity	-	-	-	-	-	-	(633,984)	(633,984)	-	(633,984)
Exercise of warrants	-	-	607,480	607	2,374,575	-	-	2,375,182	-	2,375,182
Exercise of options	-	-	11,598	12	1,040	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(9,956,711)	-	(9,956,711)	(696,708)	(10,653,419)
Foreign currency translation adjustments	-	-	-	-	-	-	(32,627)	(32,627)	10,720	(21,907)

Balance, September 30, 2014	7,559,998	$7,560	23,598,430	$23,598	$112,764,950	$(92,293,390)	(1,381,701)	$19,121,017	$(2,083,310)	$17,037,707

See notes to unaudited consolidated financial statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China through our subsidiaries and variable interest entities (“VIEs”). The Company, its subsidiaries and its VIEs are collectively referred to as YOU on Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU on Demand is principally engaged in providing video on demand (“VOD”) content through a comprehensive end-to-end secure delivery system. Our services are offered across multiple platforms, including digital cable television, IPTV (“Internet Protocol Television”), mobile and over-the-top (“OTT”) devices.

Prior to July 31, 2013, the Company held 51% interest in Jinan Guangdian Jia He Broadband Co. ltd. (“Jinan Broadband”), a cable broadband business based in Jinan City, China. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

In the opinion of management, these financial statements reflect all adjustments, which are of a normal and recurring nature that is necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Reclassifications

In presenting the Company’s unaudited consolidated statement of operations for the three and nine months ended September 30, 2013, we recorded approximately $69,000 and $298,000 of business related expenses as “professional fees”. In presenting the Company’s unaudited consolidated statement of operations for the three and nine months ended September 30, 2014, we reclassified such business related expenses from “professional fees” to “selling, general and administrative expense” to more properly reflect fees paid for recurring operating expenses in the ordinary course of business. The prior year information has been reclassified to be comparable with our current year presentation. This reclassification has no effect on previously reported net loss.

2.	Going Concern and Management’s Plans

For the nine months ended September 30, 2014, we incurred a net loss from continuing operations of approximately $10.7 million and we used cash for operations of approximately $8.0 million. Further, we had an accumulated deficit of approximately $92.3 million as of September 30, 2014.

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

In addition, we believe we have access to additional funding through various methods, including utilization of our $50 million shelf registration, of which $47.3 million is remaining, as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	WFOE and Jinan Zhong Kuan

On March 25, 2014, we sold WFOE, our wholly-owned subsidiary, to Linkstar Gloal Investment Limited. On the same date, we dissolved Jinan Zhong Kuan, the VIE of WFOE. Both WFOE and Jinan Zhong Kuan were investment holding companies and were sold or dissolved when we determined that they were no longer required for our organizational structure. Total consideration for the sale of WFOE was US$50,000, which we received in the third quarter of 2014. In accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we removed the net assets associated with WFOE and Jinan Zhong Kuan on March 25, 2014 when we ceased to have controlling financial interest in these entities.

In connection with the sale of WFOE, we recognized a gain of $755,426, of which $661,332 represented the release of foreign currency translation gain which was previously recognized in other comprehensive income. In connection with the dissolution of Jinan Zhong Kuan, we recognized a loss of $27,463, of which $27,348 represented the release of foreign currency translation loss which was previously recognized in other comprehensive income.

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

Equity Pledge Agreement

Pursuant to an Equity Pledge Agreement among Sinotop Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “Shareholder”), dated March 9, 2010, the Shareholder pledged all of its equity interest in Sinotop Beijing to Sinotop Hong Kong as security for the performance of the obligations of Sinotop Beijing to make all of the required management fee payments pursuant to the Management Services Agreement. The term of the Equity Pledge Agreement expires two years from Sinotop Beijing’s satisfaction of all obligations under the Management Services Agreement.

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

Jinan Broadband

Effective July 31, 2013, we have deconsolidated Jinan Broadband due to the disposition of all of our ownership. The corporate structure for our broadband business consisted of:

•	a Cooperation Agreement, dated December 26, 2006, between CB Cayman and Jinan Parent (the “ December 2006 Cooperation Agreement ”);
•	a Cooperation Agreement dated January 2007, between Jinan Broadband and Networks Center (the “ January 2007 Cooperation Agreement ”); and
•	two Exclusive Service Agreements, dated December 2006 and March 2007, between Jinan Broadband, Jinan Parent and Networks Center.

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

5.	Investment in unconsolidated entities

During the second quarter of 2014, Shandong Lushi Media Co., Ltd (“Shandong Media”), a PRC company 30% owned by Sinotop Beijing, initiated the process to increase their registered capital from RMB5,044,200 to RMB9,330,000. The purpose of the financing activity was to allow Shandong Media to develop a multi-media platform to expand its current business into the Internet space. In August 2014, the Company invested cash of RMB1,285,800 (approximately $209,000) into Shandong Media to maintain our 30% equity ownership.

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	September 30,	December 31,
	2014	2013

Furniture and office equipment	$982,063	$965,568
Leasehold improvements	192,309	184,129
Total property and equipment	1,174,372	1,149,697
Less: accumulated depreciation	(798,042)	(649,839)
Net carrying value	$376,330	$499,858

We recorded depreciation expense of approximately $55,000 and $181,000 for the three and nine months ended September 30, 2014, respectively. We recorded depreciation expense of approximately $70,000 and $207,000 for the three and nine months ended September 30, 2013, respectively.

7.	Intangible Assets

The Company has intangible assets primarily relating to the acquisition of Sinotop Hong Kong. The Company amortizes its intangible assets that have finite lives and tests its indefinite-lived intangible assets, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the asset may be impaired.

As of September 30, 2014, the Company’s amortized intangible assets consisted of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter / Cooperation agreements	$2,755,821	$(574,133)	$2,181,688	$2,755,821	$(470,789)	$2,285,032
Non-compete agreement	-	-	-	3,637,512	(3,637,512)	-
Software and licenses	275,901	(235,408)	40,493	282,399	(200,833)	81,566
Website development	359,284	(329,336)	29,948	361,919	(241,280)	120,639
Total indefinite lived intangible assets	$3,391,006	$(1,138,877)	$2,252,129	$7,037,651	$(4,550,414)	$2,487,237

During the nine months ended September 30, 2014, our acquired intangible asset was comprised of software, which was recognized over the weighted-average amortization period of 5.0 years.

We recorded amortization expense related to our finite lived intangible assets of approximately $70,000 and $234,000 for the three and nine months ended September 30, 2014, respectively, and $85,000 and $414,000, for the three and nine months ended September 30, 2013, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization
to be
Years Ending December 31,	Recognized
2014 (3 months)	$69,081
2015	156,529
2016	154,655
2017	137,997
2018	137,791
2019	137,791
Thereafter	1,458,285
Total amortization to be recognized	$2,252,129

8.	Fair Value Measurements

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

The fair value of the warrant liabilities at September 30, 2014 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlo Simulation method which was the method used at year end, December 31, 2013. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	September 30,	December 31,
	2014	2013
Risk-free interest rate	1.07%	1.186%
Expected volatility	70%	70%
Expected term (years)	2.92	3.67
Expected dividend yield	0%	0%

Our contingent consideration liability was settled on July 1, 2014 (see Note 9). The fair value of the option portion of our contingent consideration liability at December 31, 2013 was valued using the Black-Scholes Merton model which incorporated the following assumptions:

	September 30,	December 31,
	2014	2013
Risk-free interest rate	-	1.27%
Expected volatility	-	70%
Expected term (years)	-	4.0
Expected dividend yield	-	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively:

		September 30, 2014
		Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 12)	$-	$-	$619,660	$619,660

		December 31, 2013
		Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371

Liabilities
Warrant liabilities (see Note 12)	$-	$-	$1,344,440	$1,344,440
Contingent purchase price consideration (see Note 9)	$-	$-	$578,744	$578,744

The table below reflects the components effecting the change in fair value for the nine months ended September 30, 2014:

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2014
	January 1,	Settlements	Change in	September 30,
	2014		fair value	2014
Liabilities:
Warrant liabilities (see Note 12)	$1,344,440	$(1,380,629)	$655,849	$619,660
Contingent purchase price consideration (see Note 9)	$578,744	$(739,510)	$160,766	$-

	Quantitative Information about Level 3 Fair Value Measurements
	For the Nine Months Ended September 30, 2014
	Fair Value at	Valuation	Unobservable
	9/30/2014	Techniques	Inputs	Input

Warrant liabilities	$619,660	Black-Scholes Merton Model	Risk-free rate of interest	1.07%
			Expected volatility	70%
			Expected term (years)	2.92
			Expected dividend yield	0%

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

In connection with the acquisition of Sinotop Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or the “Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, and (iii) a four-year option to purchase 80,000 shares of the Company’s common stock (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: Sinotop Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s VOD services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s VOD services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s VOD services. The shares, warrants, and options are earned at a rate of one third for each milestone achieved.

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

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration was classified as a liability because the Earn-Out Securities did not meet the fixed- for-fixed criteria under ASC 815-40-15 for equity classification, since the achievement of the milestones is not solely based on the operations of the Company. Further ASC 815-40-15 required us to re- measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations. Accordingly, we reported a fair value loss of $47,634 and $160,766 for the three and nine months ended September 30, 2014, respectively. We reported a loss of $15,649 and $99,343 for the three and nine months ended September 30, 2013, respectively.

As of the end of the second earn-out year (July 1, 2013), the second milestone was achieved with over 11 million homes having access to our VOD services. As such, we issued in total 490,548 shares of our common stock and 53,334 options to Mr. Liu for achieving the first two year milestones. As of the end of the third earn-out year (July 1, 2014), the third milestone was achieved with over 30 million homes having access to our VOD services. As such, we issued 245,274 shares of our common stock and 26,666 options to Mr. Liu for achieving the third year milestone on July 1, 2014.

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

Video On Demand Business

Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $41,000 and $41,000 for the three months ended September 30, 2014 and 2013, and $122,000 and $121,000 for the nine months ended September 30, 2014 and 2013, respectively, to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., the minority shareholder of Zhong Hai Video.

11.	Series D and Series E Preferred Stock Financing and Convertible Note

Series D Preferred Stock

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

The Company recognized a beneficial conversion feature discount on the Series D Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series D Preferred Stock investment, less the effective conversion price. As such, the Company recognized approximately $183,000 of beneficial conversion feature as a deemed dividend and increase in Series D Preferred Stock on the date of issuance since these shares were convertible at the issuance date. Subsequently, the Company converted the Series D Preferred Stock to Series E Preferred Stock which was binding and legally enforceable by both parties on January 31, 2014 which established a new “commitment date” pursuant to ASC 470-20. As such the previously recognized beneficial conversion feature of $183,000 related to our Series D Preferred Stock was reversed and the Company recognized $2,651,429 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, the Company was obligated to pay cumulative dividends of 4% per annum. In the first quarter of 2014, we paid in full the total cumulative dividends due of $92,054.

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

On December 4, 2013, C Media exercised its Optional Extension Option which extended the date to January 31, 2014.

Series E Preferred Stock

On January 31, 2014, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with C Media and certain other purchasers (collectively, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 14,285,714 shares of Series E Preferred Stock of the Company for $1.75 per share, or a total purchase price of $25.0 million. Among the 14,285,714 shares of Series E Preferred Stock issued to the Investors, (i) 1,142,857 shares were issued upon the conversion of the Bridge Note issued to C Media in principal amount of $2,000,000, (ii) 10,857,143 shares were issued for an aggregate purchase price of $19 million, and (iii) 2,285,714 shares were issued upon the conversion of 2,285,714 shares of Series D Preferred Stock held by C Media, which constitute all of the issued and outstanding shares of Series D Preferred Stock, into the Series E Preferred Stock pursuant to the Series E Purchase Agreement. In connection with the issuance of the Series E Preferred Stock, we recorded issuance costs of $4,552,347 to additional paid in capital. The issuance costs included cash paid of $2,386,051 and the issuance of warrants to the placement agent to purchase 1,085,714 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.49%. The exercise price of the warrants was $1.75. The warrants were valued at $2,166,296 at the date of issuance.

In connection with the Series E financing, a total beneficial conversion feature of $16,571,429 was recognized in Additional Paid-in Capital.

12.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with FASB ASC 815-40-15-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants have been characterized as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued each quarter based on the Monte Carlo valuation, however, as of September 30, 2014, we utilize the Black-Scholes Merton model as an estimate of the Monte Carlo valuation.

As of September 30, 2014 and December 31, 2013, the warrant liability was re-valued as disclosed in Note 8, Fair Value Measurement, and was adjusted to its current fair value of approximately $620,000 and $1,344,000 as determined by the Company, resulting in a loss of approximately $656,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, 440,813 warrants were exercised at an exercise price $1.50 for gross proceeds received of $661,220.

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

In January 2013, the remainder of our Series B Preferred Stock (7,866,800 shares) was converted to 1,048,907 common stock. During 2013 and 2014, all of our Series C Preferred Stock (250,000 shares) was converted to 400,000 common stock. As of September 30, 2014, total of 6,725,716 shares of our Series E Preferred Stock was converted into common stock on a 1:1 basis.

For the nine months ended September 30, 2014 and 2013, the number of securities convertible into common stock not included in diluted EPS because the effect would have been anti-dilutive consists of the following:

	September 30,	September 30,
	2014	2013
Warrants	2,191,487	1,598,968
Options	1,821,142	1,606,501
Series A Preferred Stock	933,333	933,333
Series C Preferred Stock	-	140,000
Series D 4% Preferred Stock	-	2,308,551
Series E Preferred Stock	7,559,998	-
Convertible promissory note	1,878,481	1,896,612
Total	14,384,441	8,483,965

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,	September 30,
	2014	2013
Exercise of stock warrants	2,191,487	1,598,968
Exercise and future grants of stock options	3,985,605	4,025,319
Conversion of preferred stock	8,493,331	3,381,884
Contingent issuable shares in connection with Sinotop acquisition	-	245,274
Issuable shares from conversion of promissory notes payable	1,878,481	1,896,612
Total	16,548,904	11,148,057

14.	Share-Based Payments

As of September 30, 2014, the Company has 1,821,142 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Employees and directors share-based payments	$912,000	$112,000	$1,133,000	$401,000	(a)
Cost of stock option price reduction	-	-	-	55,000
Stock issued for services	-	57,000	-	442,000
Stock warrants issued for services	-	21,000	-	109,000
	$912,000	$190,000	$1,133,000	$1,007,000

(a)

The Company awards common stock and stock options to employee and directors as compensation for their services, and accounts for its stock option awards to employees and directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of September 30, 2014, options available for issuance is 1,821,142 shares.

Stock option activity for the nine months ended September 30, 2014 is summarized as follows:

	Options	Weighted Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding at January 1, 2014	1,878,835	$2.64
Granted	62,999	3.18
Exercised	(11,598)	1.94
Expired	(44,208)	1.95
Forfeited	(64,886)	1.77
Outstanding at September 30, 2014	1,821,142	$2.72	$198,589

Options exercisable at September 30, 2014 (vested)	1,522,209	$2.87	$86,015

In the first quarter of 2014, the Company granted 22,435 options to board members for services provided in 2013. The weighted average grant-date fair value of options granted was $2.91. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $8,553. There were no options granted or exercised for the same period in 2013.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2014:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1 - $2	324,500	9.01	$1.65	81,126	$1.65
$2 - $3	561,976	6.58	2.05	531,417	2.05
$3 - $5	933,333	5.98	3.39	908,333	3.36
$74 - $75	1,333	3.45	75.00	1,333	75.00
	1,821,142	6.70	$2.72	1,522,209	$2.87

The following table summarizes the status of options which contain vesting provisions:

		Weighted
	Number	Average
	of	Grant Date
	Options	Fair Value
Non-vested at January 1, 2014	582,337	$1.52
Granted	62,999	2.94
Vested	(274,568)	1.98
Forfeited	(64,886)	1.19
Non-vested at September 30, 2014	305,882	$1.46

As of September 30, 2014, the Company had total unrecognized compensation expense related to options granted of approximately $446,000 which will be recognized over a remaining service period of 2.62 years.

Warrants

In connection with the Company’s financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of September 30, 2014, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 3.64 years. The following table outlines the warrants outstanding and exercisable as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	Number of		Exercise	Expiration
Warrants Outstanding	Warrants Outstanding		Price	Date

2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants	536,250	977,063	$1.50	08/30/17
2013 Service Agreement Warrants	-	166,667	$2.00	02/26/18
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	-	$1.75	01/31/19

	2,191,487	1,713,253

15.	Income Taxes

As of September 30, 2014, the Company had approximately $24.6 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $15.0 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2027 through 2034 and year 2015 to year 2019, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Further, a net deferred tax liability arises from one jurisdiction. The valuation allowance increased approximately $0.5 million and $3.0 million during the three and nine months ended September 30, 2014, respectively.

We are not aware of any unrecorded tax liabilities which would impact our financial positions of our results of operations.

16.	Commitments and Contingencies

Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2014, the Company's potential minimum cash obligation to these employees was approximately $1,812,000.

Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased
Property
Years Ending December 31,	Costs
2014 (3 months)	$253,000
2015	822,000
2016	698,000
2017	58,000
Thereafter	-
Total	$1,831,000

Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Content
Years Ending December 31,	Costs
2014 (3 months)	$413,000
2015	2,857,000
2016	2,655,000
Thereafter	-
Total	$5,925,000

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

Management evaluated subsequent events after September 30, 2014 through the latest practicable date, and concluded that no subsequent event has occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

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

On July 30, 2010, we acquired Sinotop Hong Kong through our subsidiary, CB Cayman. Through a series of contractual arrangements, Sinotop Hong Kong controls Sinotop Beijing, a corporation established in the People’s Republic of China (“PRC”) which is the 80% owner of Zhong Hai Video, our primary operating company.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary, WFOE. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

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

•

Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offering and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

•

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

•

Changes in China’s economic, political or social policies or conditions could have a significant impact on our business and operations. We operate in China and derive all of our revenues from sales to customers in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

Taxation

United States

YOU On Demand Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as YOU On Demand Holdings, Inc. had no income taxable in the United States since inception.

Cayman Islands

CB Cayman was incorporated in the Cayman Islands. Under the current law of the Cayman Islands, CB Cayman is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30,	September 30,	Amount	%
	2014	2013	Change	Change

Revenue	$645,000	$95,000	$550,000	579%
Cost of revenue	873,000	712,000	161,000	23%
Gross loss	(228,000)	(617,000)	389,000	-63%

Operating expense:
Selling, general and administrative expenses	1,861,000	1,727,000	134,000	8%
Professional fees	114,000	78,000	36,000	46%
Depreciation and amortization	125,000	155,000	(30,000)	-19%
Total operating expense	2,100,000	1,960,000	140,000	7%

Loss from operations	(2,328,000)	(2,577,000)	249,000	-10%

Interest and other income/(expenses)
Interest expense, net	(29,000)	(29,000)	-	-
Change in fair value of warrant liabilities	282,000	(7,000)	289,000	-4,219%
Change in fair value of contingent consideration	(48,000)	(16,000)	(32,000)	200%
Gain/(loss) on investment in unconsolidated entities	(6,000)	9,000	(15,000)	-167%
Others	(16,000)	(12,000)	(4,000)	33%

Loss from continuing operations before income tax and non-controlling interest	(2,145,000)	(2,632,000)	487,000	-19%

Income tax benefit	29,000	21,000	8,000	38%

Net loss from continuing operations	(2,116,000)	(2,611,000)	495,000	-19%

Net income from discontinued operations	-	5,590,000	(5,590,000)	-100%

Net income/(loss)	(2,116,000)	2,979,000	(5,095,000)	-171%

Net loss attributable to non-controlling interest	169,000	193,000	(24,000)	-12%

Net income/(loss) attributable to YOU On Demand shareholders	(1,947,000)	3,172,000	(5,119,000)	-161%

Dividends on preferred stock	-	(1,030,000)	1,030,000	-100%

Net income/(loss) attributable to YOU on Demand common shareholders	$(1,947,000)	$2,142,000	$(4,089,000)	-191%

Revenue

Revenue for the three months ended September 30, 2014, totaled $645,000, as compared to $95,000 for 2013. The increase in revenue of approximately $550,000 was attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the three months ended September 30, 2014 was $228,000, as compared to $617,000 during the same period in 2013. The decrease in gross loss of approximately $389,000, or 63%, was mainly due to increased revenue related to our VOD business. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2014, increased approximately $134,000 to $1,861,000, as compared to $1,727,000 for the three months ended September 30, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the three months ended September 30, 2014 salaries and personnel costs accounted for 47% of our selling, general and administrative expenses. For the three months ended September 30, 2014, salaries and personnel costs totaled $866,000, a decrease of $6,000, as compared to $872,000 for the same period of 2013 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development, rent expenses and regulatory expenses. For the three months ended September 30, 2014, these costs totaled $770,000, a net increase of $497,000, or 182%, as compared to $273,000 for the same period in 2013, due primarily to increases in the compensation paid to our board members and increased costs in technology and rent expense.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees increased $36,000, or 46%, to $114,000 for the three months ended September 30, 2014, from $78,000 during 2013. The increase in professional fees was primarily due to legal fees incurred during the expansion in our VOD business. This increase was partially offset by the decrease in accounting service fees due to timing in accounting services related to our transition to a new audit firm.

Depreciation and Amortization

Our depreciation and amortization expense decreased $30,000, or 19%, to $125,000 in the three months ended September 30, 2014, from $155,000 during 2013. The decrease was primarily due to full amortization of certain software in the beginning of 2014 and write-off of certain office equipment in year end of 2013.

Change in Fair Value of Warrant Liabilities

Certain of our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of $282,000 and a loss of $7,000 for the three months ended September 30, 2014 and 2013, respectively. The changes are primarily due to fluctuations in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the Earn-Out Securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $48,000 and $16,000 for the three months ended September 30, 2014 and 2013, respectively. The changes are primarily due to fluctuations in our closing stock price. The earn-out provisions were fully met on July 1, 2014 and the contingency was thereby resolved on that date.

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

Net Loss Attributable to Non-controlling Interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended September 30, 2014, $169,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $193,000 during the same period of 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,	September 30,	Amount	%
	2014	2013	Change	Change

Revenue	$965,000	$147,000	$818,000	556%
Cost of revenue	2,606,000	2,351,000	255,000	11%
Gross loss	(1,641,000)	(2,204,000)	563,000	-26%

Operating expense:
Selling, general and administrative expense	5,772,000	5,857,000	(85,000)	-1%
Professional fees	376,000	474,000	(98,000)	-21%
Depreciation and amortization	415,000	621,000	(206,000)	-33%
Impairments	-	311,000	(311,000)	-100%
Total operating expense	6,563,000	7,263,000	(700,000)	-10%

Loss from operations	(8,204,000)	(9,467,000)	1,263,000	-13%

Interest & other income/(expense):
Interest expense, net	(2,346,000)	(89,000)	(2,257,000)	2,536%
Change in fair value of warrant liabilities	(656,000)	(37,000)	(619,000)	1,673%
Change in fair value of contingent consideration	(161,000)	(99,000)	(62,000)	63%
Loss on investment in unconsolidated entities	(17,000)	8,000	(25,000)	-313%
Gain on sale of subsidiary	755,000	-	755,000	-
Loss on dissolution of a variable interest entity	(27,000)	-	(27,000)	-
Others	(82,000)	59,000	(141,000)	-239%

Loss from continuing operations before income tax and non-controlling interest	(10,738,000)	(9,625,000)	(1,113,000)	12%

Income tax benefit	84,000	82,000	2,000	2%

Net loss from continuing operations	(10, 654,000)	(9,543,000)	(1,111,000)	12%

Net income from discontinued operations	-	5,255,000	(5,255,000)	-100%

Net loss	(10,654,000)	(4,288,000)	(6,366,000)	148%

Net loss attributable to non-controlling interest	697,000	835,000	(138,000)	-17%

Net loss attributable to YOU On Demand shareholders	(9,957,000)	(3,453,000)	(6,504,000)	188%

Dividends on preferred stock	(16,402,000)	(1,030,000)	(15,372,000)	1,492%

Net loss attributable to YOU on Demand common shareholders	$(26,359,000)	$(4,483,000)	$(21,876,000)	488%

Revenue

Revenue for the nine months ended September 30, 2014, totaled $965,000, as compared to $147,000 for the same period in 2013. The increase in revenue of approximately $818,000 was attributable to the growth of our VOD business.

Gross Loss

Our gross loss for the nine months ended September 30, 2014 was $1,641,000, as compared to $2,204,000 during the same period in 2013. The decrease in gross loss of approximately $563,000, or 26%, was mainly due to increased revenue related to our VOD business. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2014, decreased approximately $85,000, to $5,772,000, as compared to $5,857,000 for the nine months ended September 30, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the nine months ended September 30, 2014 salaries and personnel costs accounted for 46% of our selling, general and administrative expenses. For the nine months ended September 30, 2014, salaries and personnel costs totaled $2,690,000, a decrease of $310,000, or 10%, as compared to $3,000,000 for the same period of 2013 due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development, rent expenses and regulatory expenses. For the nine months ended September 30, 2014, these costs totaled $2,322,000, a net increase of $1,084,000, or 88%, as compared to $1,238,000 in 2013, due primarily to increases in the compensation paid to our board members and increased costs in technology and rent expense.

Professional Fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees decreased $98,000, or 21%, to $376,000 for the nine months ended September 30, 2014, from $474,000 during 2013. The decrease in professional fees was due to reductions in both consulting fees and timing in accounting services related to our transition to a new audit firm.

Depreciation and Amortization

Our depreciation and amortization expense decreased $206,000, or 33%, to $415,000 in the nine months ended September 30, 2014, from $621,000 during 2013.The decrease was mainly due to full amortization of non-compete agreement as of January 31, 2013, and, to a lesser extent, write-off of certain office equipment.

Interest Expense, Net

Our interest expense increased $2,257,000 to $2,346,000 for the nine months ended September 30, 2014, from $89,000 during 2013, primarily due to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 11 of the unaudited consolidated financial statements included in this report.

Change in Fair Value of Warrant Liabilities

Certain of our warrants are characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $656,000 and $37,000 for the nine months ended September 30, 2014 and 2013, respectively. The changes are primarily due to increases in our closing stock price.

Change in Fair Value of Contingent Consideration

Our contingent consideration related to our acquisition of Sinotop Hong Kong is classified as a liability because the Earn-Out Securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $161,000 and $99,000 for the nine months ended September 30, 2014 and 2013, respectively. The changes are primarily due to increases in our closing stock price. The earn-out milestones were all achieved on July 1, 2014 and the contingency was thereby resolved on that date.

Gain on Sale of Subsidiary and Loss of a VIE

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

Net Loss Attributable to Non-controlling Interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the nine months ended September 30, 2014, $697,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng, as compared to $835,000 during the same period of 2013.

Dividends on Preferred Stock

For the nine months ended September 30, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000. This amount is comprised of (1) recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000, (2) reversal of a deemed dividend for the beneficial conversion feature discount of $183,000 related to the extinguishment of the Series D Preferred Stock and (3) cash dividends paid of $14,000 for January 2014, which is part of the total cash dividend paid, amounting to $92,054, in the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $13,045,000. Approximately $3,873,000 was held in our Hong Kong entity and $8,212,000 was held in our China entities. The Company has no plans to repatriate these funds. As of September 30, 2014, we had working capital of approximately $8,099,000.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net cash used in operating activities	$(7,990,000)	$(5,694,000)
Net cash used in investing activities	(285,000)	(638,000)
Net cash provided by financing activities	17,517,000	3,151,000
Effect of exchange rate changes on cash	(20,000)	14,000
Net increase/(decrease) in cash and cash equivalents	9,222,000	(3,167,000)

Total cash and cash equivalents at beginning of period	3,823,000	4,381,000
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,000
Cash and cash equivalents of continuing operations at beginning of period	3,823,000	3,278,000

Total cash and cash equivalents at end of period	$13,045,000	$1,214,000

Operating Activities

Cash used in operating activities increased for the nine months ended September 30, 2014 compared to 2013 primarily due to increased content license payments and increased operational costs arising from our transition into our VOD business. Our content license agreements with production companies incorporate minimum guarantee payments, most of which increase year-over-year.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was primarily used for investment in Shandong Lushi Media Co., Ltd (“Shandong Media”), a PRC company 30% owned by Sinotop Beijing, and, to a lesser extent, the acquisition of property and equipment. In August 2014, we invested US$209,000 (approximately RMB1.29 million) in Shandong Media to maintain our 30% equity ownership. Cash used in investing activities for the nine months ended September 30, 2013 was used for the acquisition of property and equipment and investments in intangibles.

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

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of September 30, 2014, the Company has an accumulated operating loss of approximately $92.3 million. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2014.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 14, 2014.

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