Form 10-K
period 2014-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2015-03-30
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File No. 001-35561

     YOU ON DEMAND HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Greenwich Street, Suite 516
New York, New York 10013
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

Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]  No  [  ]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [  ]  No  [ X ]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $34,641,212. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 23,832,559 shares of the registrant’s common stock outstanding as of March 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOU ON DEMAND HOLDINGS, INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2014
TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of our new and existing products or services; any projections of sales, earnings, revenue, margins or other financial items; any statements regarding the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, and without limitation, those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements included herein are made as of the date of this report. We undertake no obligation to update any of these forward-looking statements, whether written or oral, that may be made, from time to time, after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” or “YOU On Demand” are to the combined business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

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
  “Jinan Broadband” refers to our former subsidiary, Jinan Guangdian Jia He Broadband Co., Ltd., a PRC company (effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband);
  “Jinan Parent” refers to Jinan Guangdian Jia He Digital Television Co., Ltd., a PRC company;
  “Jinan Zhong Kuan” refers to Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd., a PRC company which we control through contractual arrangements (as of March 25, 2014, this company has been dissolved);
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
  “Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
  Shandong Media” refers to our previously owned 50% joint venture, Shandong Lushi Media Co., Ltd., a PRC company; effective July 1, 2012, Shandong Media became a 30% owned company by Sinotop Beijing;
  “Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;
  “Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD WFOE through contractual arrangements;
  “U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;

  “VIEs” refers to our current, deconsolidated or discontinued variable interest entities, including Jinan Broadband, Jinan Zhong Kuan and Sinotop Beijing;
  “VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
  “WFOE” refers to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company which was sold during the quarter ended March 31, 2014;
  “YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company wholly- owned by CB Cayman;
  “YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; and
  “Zhong Hai Video” refers to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing.

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

Overview

YOU On Demand Holdings, Inc. is a corporation formed in the State of Nevada on October 19, 2004.

We operate in the Chinese media industry and provide integrated value-added service solutions for the delivery of video on demand (“VOD”) and enhanced premium content to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

On July 30, 2010, we acquired YOD Hong Kong, formerly Sinotop Group Limited, through our subsidiary CB Cayman. Through a series of contractual arrangements, YOD Hong Kong and its subsidiary, YOD WFOE, controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”). Sinotop Beijing is the 80% owner of Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) direct to user, or B2C, mobile video service apps. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and, accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Our OTT, Mobile App, IPTV and Digital Cable VOD Businesses

YOU On Demand is a leading multi-platform entertainment company delivering premium content, including leading Hollywood and China-produced movie titles as well as children’s programming, to customers’ mobile and TV screens across China via Subscription Video On Demand (“SVOD”) and Transactional Video On Demand (“TVOD”) services. The Company’s current distribution partners include digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators. Our subscribers can watch our content anytime, anywhere and have full DVD-like control as they can play, pause and resume watching, all without commercial and advertising interruptions. Our core revenues are being generated from both minimum guarantee payments and revenue sharing arrangements with our distribution partners as well as subscription or transactional fees from our subscribers.

In the second quarter of 2014, we launched the independent YOU On Demand mobile app via popular app stores and online channels in China such as Android Mobile Market, 91 Mobile Assistant, 360 Mobile Assistant, and Taobao Mobile Store. We see this service app as the cornerstone of our multi-screen video entertainment platform. With continuous adoption of 4G and smartphones, we envision a day when a YOU On Demand subscribers can toggle back and forth between their smartphone device and their HDTV screen in the home.

We have distribution agreements with several OTT, IPTV and mobile distributors, manufacturers and operators. In 2014, the YOU Cinema movie subscription service made its commercial debut on the Xiaomi OTT set-top box as part of YOU On Demand’s previously announced distribution deal with China Network Television's (“CNTV”) subsidiary, Future TV Co. Ltd. (the official online division of Chinese national public broadcaster China Central Television [“CCTV”]). Other distribution partners of ours include: Huawei, a leading global information and communications technology solutions provider and in the top 5 of largest global smartphone manufacturers; Dr. Peng Telecom and Media Group, Ltd and its OTT box, the Domy Box; Southern Media Corporation’s 3GTV mobile video platform which currently serves 6 million subscribers through China Mobile, China Unicom and China Telecom in Guangdong, a province which has the largest mobile service and movie box office in China

Specifically for digital cable, through the acquisition of YOD Hong Kong and its VIE, Sinotop Beijing, YOU On Demand has an exclusive 20-year joint venture (approximately 16 years remaining) with CCTV-6's China Home Cinema (“CHC”), making us the first national Video On Demand (VOD) platform in China. We operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC for operating and marketing TVOD, SVOD, Near Video On Demand (“NVOD”) and related Value-Added Services (“VAS”).

YOU On Demand has and continues to license increasing amounts of entertainment and educational content that enables our subscribers to enjoy premium and diverse entertainment directly on their mobile and TV screens. We have content agreements with Disney Media Distribution, Paramount Pictures, Twentieth Century Fox Television Distribution, NBC Universal, Miramax Films, Lionsgate, Screen Media Ventures, Gravitas Ventures, among other independent studios.

In December 2014, YOU On Demand launched our children’s entertainment and educational offering, YOU Kids, with content from Sesame Street Workshop, Nelvana Enterprises, HiT Entertainment Ltd. YOU Kids, initially launched with Nanjing Cable and will be expanding to other cable and IPTV networks in select regions in 2015 and beyond. Our strategy is to offer original English programming, with select voice-over programs, due to the lack of English programming made available for pre-school children in the Chinese market.

Our Unconsolidated Equity Investment

We hold 30% ownership interest in Shandong Media, our print-based media business, and account for our investment in Shandong Media under the equity method The business of Shandong Media includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. In addition to being the exclusive provincial television programming guide publishing group in the Shandong province, Shandong Media has a combined subscription basis of approximately 225,000 subscribers.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly owned subsidiary WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Jinan Broadband operated out of its base in Shandong where it had an exclusive cable broadband deployment partnership and exclusive service agreement with Networks Center, the only cable TV operator in Jinan. Pursuant to the exclusive service agreement, Jinan Broadband, Jinan Parent and Networks Center cooperated and provided each other with technical services related to their respective broadband, cable and internet content-based businesses. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is reported as discontinued operations in the consolidated financial statements included in this annual report on Form 10-K.

Corporate Structure

The following chart depicts our corporate structure as of March 30, 2015:

YOU ON DEMAND HOLDINGS, INC.
100%
CB CAYMAN
(China Broadband, Ltd.)
100%
YOD Hong Kong
(YOU On Demand
(Asia) Ltd.)
100%
YOD WFOE
(YOU On Demand
(Beijing)
Technology Co., Ltd.)
100%
1
SINOTOP
BEIJING (VIE)
(Beijing Sino Top Scope
Technology, Co., Ltd.)
80%
2
ZHONG HAI
VIDEO (JV)
(Zhong Hai Shi Xun
Information
Technology, Co., Ltd.)
20%
2
Hua Cheng Hu
Dong (Beijing)
Film and Television
Communications
Ltd.
(Minority
Shareholder)
LEGEND:
Direct ownership
Contractual Relationship
Minority Shareholder

Note: Zhang Yan, the sole shareholder of Sinotop Beijing, and a party to certain VIE arrangements between YOD Hong Kong and Sinotop Beijing, is the wife of Weicheng Liu, our Chief Executive Officer.

---------------

1.	Sinotop Beijing VIE Agreements, including with Zhang Yan, the sole shareholder of Sinotop Beijing.

(i)	Management Services Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010.

(ii)	Option Agreement among YOD Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (Zhang Yan), dated March 9, 2010.

(iii)	Termination, Assignment and Assumption Agreement, dated June 4, 2012, by and among YOD Hong Kong, YOD WFOE, Sinotop Beijing and Zhang Yan, as the sole shareholder of Sinotop Beijing.

(iv)

Equity Pledge Agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and Zhang Yan, as the sole shareholder of Sinotop Beijing. Pursuant to the Pledge Agreement, the Pledge Agreement was registered with the competent office of the PRC SAIC in Beijing shortly after the Pledge Agreement was executed.

(v)	Voting Rights Proxy Agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and Zhang Yan, as the sole shareholder of Sinotop Beijing.

(vi)	Power of Attorney, dated June 4, 2012 executed by Zhang Yan as the sole shareholder of Sinotop Beijing.

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

VIE Structure and Arrangements

On July 30, 2010, we acquired YOD Hong Kong through CB Cayman. Through a series of contractual arrangements, we control Sinotop Beijing. Sinotop Beijing, a corporation established in the PRC, is the 80% owner of Zhong Hai Video, which was established to provide integrated value-added service solutions for the delivery of VOD, PPV and enhanced premium content for digital cable, IPTV and OTT providers, mobile manufacturers and operators, as well as direct customers.

In March 2010, YOD Hong Kong entered into a management services agreement with Sinotop Beijing pursuant to which Sinotop Beijing pays consulting and service fees, equal to 100% of net profits of Sinotop Beijing, to YOD Hong Kong for various management, technical, consulting and other services in connection with its business. Payment of the fees under the management services agreement is secured through an equity pledge agreement, dated June 4, 2012, by and among Sinotop Beijing, YOD WFOE and the sole shareholder of Sinotop Beijing, pursuant to which the sole shareholder of Sinotop Beijing pledged all equity interests in Sinotop Beijing to YOD WFOE. In addition, on June 4, 2012, YOD WFOE entered into a voting rights agreement with Sinotop Beijing and the sole shareholder of Sinotop Beijing, whereby YOD WFOE was entrusted with all of the voting rights of the sole shareholder of Sinotop Beijing. Through these contractual arrangements, we acquired control over and rights to 100% of the economic benefit of Sinotop Beijing. Accordingly, Sinotop Beijing is considered a VIE and, therefore, is consolidated in our financial statements.

Our Industry

Mobile

China's smartphone market is now the world's largest. According to the International Data Corporation (IDC), 107.5 million smartphones were shipped to China in the fourth quarter of 2014, representing a 2% Quarter-on-Quarter growth. This is in accumulation to the 420.7 million smartphones being shipped to China in 2014 alone. In addition, China’s three mobile telecom carriers have created a new company, China Tower, which will take over ownership of the three firms’ telecom infrastructure while ambitiously planning to build 1 million new towers in the next two years. The coming physical improvements to the network are meant to accommodate the expansion of 4G mobile services.

OTT & IPTV

China plans to invest 2 trillion yuan ($323 billion) to improve its broadband infrastructure by 2020 with the aim of taking the nearly entire population online, according to the Ministry of Information and Industry on the government’s official website www.gov.cn. The government is trying to improve fixed-line and wireless connectivity throughout China, where only 45 percent of the population have Internet access. China's broadband strategy will ensure that the number of 3G and LTE users will increase to 1.2 billion by 2020, four times of the current figure.

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

Our Competition

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

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements. We own the trademark “YOU On Demand” and “(优点互动)”, which are both registered in the PRC.

Our Employees

As of December 31, 2014, we had a total of 47 full-time employees including four located in the United States. The following table sets forth the number of our employees by function at December 31, 2014.

Function	Number of Employees
Sales and Marketing	7
Service Operations	9
Research and Development	5
Content Production	10
Financial	10
Administrative	6
TOTAL	47

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

Regulation

General Regulation of Businesses

Our PRC-based operating subsidiaries and VIEs are regulated by the national and local laws of the PRC. The radio and television broadcasting industries are highly regulated in China. Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets. SAPPRFT regulates the radio and television broadcasting industry in China. In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits second. The SAPPRFT interest group controls broadcasting assets and broadcasting content in China.

The Ministry of Industry and Information Technology (“MIIT”) plays a similar role to SAPPRFT in the telecom industry in China. China’s telecom industry is much more deregulated than the broadcasting industry. While China’s telecom industry has substantial financial backing, SAPPRFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier. Few independent cable operators in China are able to acquire full and proper broadband connection licenses from MIIT. The licenses, while awarded by MIIT, are given on very-fragmented regional market levels. With cable operators holding the last mile to access end users, SAPPRFT cable operators pose a competitive threat to local telecom carriers. While internet connection licenses are deregulated to even the local private sector, MIIT still tries to utilize the license as a barrier to entry from cable operators that fall under the SAPPRFT interest group.

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and other government agencies in China for transactions such as our acquisition or disposition of business entities in China. Additionally, foreign ownership of business and assets in China is not permitted without specific government approval. For this reason, Sinotop Beijing was acquired through our acquisition of YOD Hong Kong, which controls Sinotop Beijing through a series of contractual agreements with YOD Hong Kong and YOD WFOE. We use voting control agreements among the parties so as to obtain equitable and legal ownership or control of our subsidiaries and VIEs.

Licenses and Permits

Video on Demand

Zhong Hai Video holds the following licenses:

Description	License/Permit
Cable Television & Operations Permit	Beijing No. 1413
Internet Content Provider	Beijing No. 140351

Shandong Media

Shandong Media holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu Nor:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

Taxation

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax (“EIT”) rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”) unless they qualify under certain limited exceptions. In addition, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China.” Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Foreign Currency Exchange

All of our sales revenue and significant expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches. These limitations could affect our PRC operating entities’ ability to obtain foreign exchange through debt or equity financing.

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

In addition, under the new EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates (“Notice 112”), which was issued on January 29, 2008, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties (“Notice 601”), which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our entities will be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

ITEM 1A.	RISK FACTORS.

The business, financial condition and operating results of the Company may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company’s actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The following information should be read in conjunction with Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

RISKS RELATED TO OUR BUSINESS

Substantial doubt about our ability to continue as a going concern.

As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2014 and 2013 and has relied on debt and equity financings to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our company.

Expansion of our business may put added pressure on our management and operational infrastructure, impeding our ability to meet any potential increased demand for our services and possibly hurting our future operating results.

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

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships. By virtue of these contractual relationships, we control the economic interests and have the power to direct the activities of these entities, and are therefore determined to be the primary beneficiary of these entities, but we do not have any equity ownership interest in these entities. If the PRC government determines that our contractual agreements with these entities are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We do not have direct or indirect equity ownership of our VIEs, which collectively operate all our businesses in China, but instead have entered into contractual arrangements with each of our VIEs and their individual legal shareholder(s) pursuant to which we received an economic interest in, and have the power to direct the activities of each of the VIEs, in a manner substantially similar to a controlling equity interest. Although we believe that our business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to restrict or discontinue our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective for providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIEs in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of each of our VIEs. These contractual arrangements may not be as effective for providing control over the VIEs as direct ownership. For example, one of the VIEs may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we may not be able to conduct our operations in the manner currently planned. In addition, any of the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with the ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Our arrangements with our VIEs and their respective shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with our VIEs and their respective shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to those of other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our key employees, in particular, Mr. Shane McMahon, our Chairman, Mr. Xuesong Song, our Executive Chairman, and Mr. Weicheng Liu, our Chief Executive Officer. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

We may be unable to compete successfully against new entrants and established film and media industry competitors.

The Chinese market for film and media content and services is intensely competitive and rapidly changing. Barriers to entry may be relatively minimal, and current and new competitors may be able to provide film and media content at a lower cost. Although the Chinese government continues to improve its efforts to enforce intellectual property protection, pirated film and media content continues to be prevalent in China, which may reduce our potential profits. In addition, other companies offer competitive products or services including Chinese language content. Furthermore, as many of our existing competitors, as well as a number of potential competitors, have longer operating histories in the entertainment, film, media or Internet service markets, greater name and brand recognition, better relationships with key players, larger customer bases and libraries and significantly greater financial, technical and marketing resources than we have, we cannot assure you that we will be able to compete successfully against our current or future competitors. Any increased competition could reduce our subscribers, make it difficult for us to attract and retain subscribers, reduce or eliminate our market share, lower our profit margins and reduce our revenues.

Our VOD business depends on third parties to provide the programming that we offer to subscribers in China, and if we are unable to secure access to this programming, we may be unable to attract subscribers.

Our VOD business depends on third parties to provide us with programming content which we would distribute to our distributors and subscribers in China. We continue to negotiate with various entertainment studios and other right holders to secure access to additional programming content. However, we may not be able to obtain access to additional programming content on favorable terms or at all. If we are unable to successfully negotiate agreements for access to more high quality programming content, we may not be able to attract many subscribers for our service and our operating results would be negatively affected.

If we are unable to attract many subscribers for our VOD services, or are unable to successfully negotiate additional agreements with distribution partners in China to deliver our programming content, our financial performance will be adversely affected.

At present, there is a limited market for VOD services in China, and there is no guarantee that a market will develop or that we will be able to attract subscribers to purchase our services. In addition, we rely on cable television, IPTV and OTT providers to deliver our programming content to subscribers and we may not be able to negotiate additional agreements to deliver our programming content on favorable terms, or at all. If we are unable to attract many subscribers or successfully negotiate additional delivery agreements with distribution partners, including cable television, IPTV and OTT providers, our financial performance will be adversely affected.

We derived a substantial portion of our revenue from several major customers. If we lose any of these customers, or if the volume of business with these distribution partners decline, our revenues may be significantly affected.

Revenue from two of our distribution partners accounted for over 53% of our revenues for the year ended December 31, 2014, and the same two distribution partners accounted for over 69% of our accounts receivable as of December 31, 2014. Due to our reliance on a limited number of distribution partners, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

  reductions, delays or cessation of purchases from one or more significant distribution partner;
  loss of one or more distribution partner and our inability to find new distribution partners that can generate the same volume of business; and
  failure of any distribution partner to make timely payment of our products and services.

We cannot be certain whether these relationships will continue to develop or if these distribution partners will continue to generate significant revenue for us in the future.

Our independent registered accounting firm has identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. Under current law, we became subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007. Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

In connection with the preparation and audit of our 2014 financial statements and notes, we were informed by our auditor, KPMG Huazhen (Special General Partnership), or KPMG, of certain deficiencies in our internal controls over financial reporting that KPMG considered to be a material weakness. The material weakness is related to accounting for non-routine transactions, see “Item 9.A – Controls and Procedures – Management Annual Report on Internal Control Over Financial Reporting.” We have devoted significant resources to upgrading our internal controls, including retaining key accounting personnel with sufficient U.S. GAAP accounting and SEC reporting knowledge, implementing internal Sarbanes Oxley procedures and upgrading our internal control-related processes.

Due to the above referenced deficiencies and weaknesses in our disclosure controls and procedures and internal control over financial reporting, we may be unable to comply with the SOX 404 internal controls requirements. As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

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

Most of our assets and substantially all of our current operations are conducted in the PRC, and some of our officers, directors and other professional service providers are nationals and residents of China. U.S. financial regulatory and law enforcement agencies, including without limitation the U.S. Securities and Exchange Commission (the “SEC”), U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning the Company, and China may have limited or no agreements in place to facilitate cooperation with the SEC’s Division of Enforcement for investigations within its jurisdiction. In addition, our auditors, KPMG, are based in China, and work papers regarding the Company may be maintained in China, where the Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections without the approval of the Chinese authorities. Any limitations on the ability of U.S. financial regulatory and law enforcement agencies, including the PCAOB, to access books, records and testimony, to conduct onsite investigation of operations, to exercise subpoena power and to take other investigative actions, including those stemming from investor tips, complaints and referrals, may deprive investors of the benefits and protections of these agencies, and investors may lose confidence in, or be skeptical as to the quality of, the Company’s disclosures in filings with the SEC, reported financial information and procedures and the quality of our financial statements, or the Company’s compliance with the rules and regulations of such agencies.

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

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of China’s gross domestic product has slowed in recent years to 7.7% in 2013 and 7.4% in 2014, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and to us, which could cause material adverse effects to our business operations.

We conduct substantially all of our business through our subsidiaries and VIEs in the PRC. Our subsidiaries and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign invested entities established in the PRC (“FIEs”). The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. For example, on January 19, 2015, MOFCOM published a draft of the PRC law on Foreign Investment (Draft for Comment), of the Draft Foreign Investment Law, which was open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by FIEs, primarily through contractual arrangements. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” As the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements.

Since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention. In addition, some of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and entities.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, some of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered against us by a court in the United States.

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

China adopted a new Labor Contract Law, effective on January 1, 2008, issued its implementation rules and regulations, effective on September 18, 2008, and amended the Labor Contract Law, effective on July 1, 2013. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among other things, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law, its implementation rules and regulations and its amendment, and the lack of clarity with respect to its implementation and the potential penalties and fines, it is uncertain how it will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In 2010 and 2011, for example, the Chinese economy experienced high inflation and to curb the accelerating inflation, the People’s Bank of China (“PBOC”), China central bank, raised benchmark interest rates three times in 2011. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and services and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

At present, all of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

At present, all of our sales are earned by our PRC operating entities. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

SAFE has promulgated several regulations, including the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (“Circular 75”), effective on November 1, 2005, and the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles (“Circular 37”), effective on July 4, 2014, which replaced Circular 75. Under Circular 37, PRC residents must register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity for the purpose of holding domestic or offshore assets or interests, referred to as a “special purpose vehicle” in Circular 37. In addition, amendments to the registration must be made in the event of any material change, such as an increase or decrease in share capital contributed by the individual PRC resident shareholder, share transfer or exchange, merger, division or other material event. Failure to comply with the specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity. Further, failure to comply with the SAFE registration requirements may result in penalties under PRC law for evasion of foreign exchange regulations.

We have asked our shareholders who are PRC residents as defined in Circular 37 and related rules to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37 and related rules. Moreover, because Circular 37 is newly issued, there is uncertainty over how Circular 37 and related rules will be interpreted and implemented and how or whether SAFE will apply it to us, and we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 and related rules by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37 and related rules. We have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended in 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets, and in certain transaction structures, may require that consideration be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our shareholders’ economic interests.

Our existing contractual arrangements with Sinotop Beijing and its shareholders may be subject to national security review by MOFCOM, and the failure to receive the national security review could have a material adverse effect on our business and operating results.

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “Security Review Rules“) to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011 (“Circular 6”). The Security Review Rules became effective on September 1, 2011. Under the Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the Security Review Rules remain unclear. Based on our understanding of the Security Review Rules, we do not need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over Sinotop Beijing in 2010 prior to the effectiveness of Circular 6 and the Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders for national security review by interpretation, clarification or amendment of the Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC entities, discontinuing or restricting our operations in China, confiscating our income or the income of Sinotop Beijing, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our business operations.

The Security Review Rules may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in China.

The Security Review Rules, effective as of September 1, 2011, provide that when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the national security review by MOFCOM, the principle of substance-over-form should be applied. Foreign investors are prohibited from circumventing the national security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. If the business of any target company that we plan to acquire falls within the scope of national security review, we may not be able to successfully acquire such company by equity or asset acquisition, capital increase or even through any contractual arrangement.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (the “EIT Law”), and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Detailed measures on the imposition of tax from non-domestically incorporated resident enterprises are not readily available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the United States and China, and our PRC tax may not be creditable against our U.S. tax.

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on our business operations or the value of your investment in us.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (“SAT Circular 698”), effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises (“SAT Announcement 7”), effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose resulting in the avoidance of PRC corporate income taxes, such a transaction may be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to its application and the interpretation of the term “reasonable commercial purpose.” In addition, under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

As SAT Circular 698 and SAT Announcement 7 are relatively new and there is uncertainty over their application, we and our non-PRC resident investors may be subject to being taxed under Circular 698 and SAT Announcement 7 and may be required to expend valuable resources to comply with Circular 698 and SAT Announcement 7 or to establish that we or our non-PRC resident investors should not be taxed under Circular 698 and SAT Announcement 7, which could have a material adverse effect on our financial condition and results of operations.

Regulations relating to the online transmission of foreign films may adversely affect our business.

On September 2, 2014, the SAPPRFT issued a Notice on Further Strengthening the Administration of Online Foreign Audiovisual Content (the “September 2014 SAPPRFT Notice”), which requires that operators of audiovisual websites obtain from the SAPPRFT a Film Public Screening Permit for all foreign films before they are transmitted via the Internet in China. The September 2014 SAPPRFT Notice further stipulates that before any foreign films for transmission exclusively via the Internet are purchased after the promulgation of the September 2014 SAPPRFT Notice, operators of audiovisual websites must declare their annual purchasing plans with the SAPPRFT before the end of the year preceding the year of the intended broadcast and obtain the SAPPRFT’s approval. The September 2014 SAPPRFT Notice also states that the number of foreign-sourced content to be purchased by an operator and transmitted via its website in a single year may not exceed 30% of the total amount of the domestic content purchased and transmitted by the same website in the previous year.

We rely heavily on foreign films to attract users and while the application and interpretation of the September 2014 SAPPRFT Notice is uncertain, the promulgation of the September 2014 SAPPRFT Notice could have an adverse impact on our business. Any requirement of a minimum ratio of domestic content to foreign-sourced content in the September 2014 SAPPRFT Notice may require us to purchase more domestic content. In addition, as competing operators in China will also be required to maintain such a minimum ratio, the September 2014 SAPPRFT Notice may have the effect of driving up the price for Chinese films, which could cause our content costs to increase.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee share options.

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and the related Implementation Rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rule”), issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and comply with a series of other requirements. The Offshore Share Incentives Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. We, and any of our PRC employees or members of our board of directors who have been granted share options, restricted share units or restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related Implementation Rules, and the Offshore Share Incentives Rule. If we, or any of our PRC employees or members of our board of directors who receive or hold options, restricted share units or restricted shares in us or any of our subsidiaries, fail to comply with these registration and other procedural requirements, we may be subject to fines and other legal or administrative sanctions.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, which may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like ours which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or not, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public announcements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China, where substantially all of our operations and business are located, has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public announcements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission (“CSRC”), a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public announcements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public announcements has been reviewed or otherwise been scrutinized by any local regulator.

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms’ failure to meet specific criteria set by the SEC, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the PRC member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, from, among other things, practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2015, the PRC member firms of “Big Four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the PRC member firms of “Big Four” accounting firms agreed to settlement terms that include a censure; undertakings to make a payment to the SEC; procedures and undertakings as to future requests for documents by the US SEC; and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, Chinese member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace KPMG Huazhen (SGP).

A determination that we have not timely filed financial statements in compliance with SEC requirements could ultimately lead to the delisting of our common stock from Nasdaq or the termination of the registration of our common stock under the Securities Exchange Act of 1934, or both, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

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

Our common stock trades on the Nasdaq Capital Market. The trading volume of our common stock has been comparatively low compared to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of the common stock.

Our articles of incorporation authorize our Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Certain of our shareholders hold a significant percentage of our outstanding voting securities.

As of March 25, 2015, C Media Limited is the beneficial owner of approximately 34.1% of our outstanding voting securities, Mr. Shane McMahon, our Chairman, is the beneficial owner of approximately 11.7% of our outstanding voting securities, and Mr. Weicheng Liu, our Chief Executive Officer, is the beneficial owner of approximately 7.8% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our principal executive offices are located at 375 Greenwich Street, Suite 516, New York, New York 10013. We paid $136,900 for rent in 2014.

The principal address of YOD WFOE and Zhong Hai Video is Office Park, Tower A, Suite 2603 – 2607, 10 Jintong West Road, Chaoyang District, Beijing 100020, China. We paid approximately $593,000 for rent in 2014.

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

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2014
1st Quarter	$6.61	$2.25
2nd Quarter	$4.37	$2.00
3rd Quarter	$3.09	$1.77
4th Quarter	$3.11	$1.61

Year Ended December 31, 2013
1st Quarter	$1.84	$0.91
2nd Quarter	$2.21	$1.71
3rd Quarter	$2.09	$1.75
4th Quarter	$3.20	$2.69

------------
      (1)     The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Nasdaq for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 25, 2015, there were approximately 328 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries. PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

Overview

YOU On Demand Holdings, Inc. is a corporation formed in the State of Nevada on October 19, 2004.

We operate in the Chinese media industry and provide integrated value-added service solutions business for the delivery of video-on-demand (“VOD”) and enhanced premium content to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

On July 30, 2010, we acquired YOD Hong Kong, formerly Sinotop Group Limited, through our subsidiary China CB Cayman. Through a series of contractual arrangements, YOD Hong Kong and its subsidiary, YOD WFOE, controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”). Sinotop Beijing is the 80% owner of Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Our Unconsolidated Equity Investment

Shandong Media operates a publishing business, which includes the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services. We hold 30% ownership interest in Shandong Media and account for our investment using the equity method.

Our Discontinued Broadband Business

Prior to July 31, 2013, through Jinan Broadband, we provided to our customers cable and wireless broadband services, principally internet services, Internet Protocol Point wholesale services, related network equipment rental and sales, and fiber network construction and maintenance. Jinan Broadband, which was 49% owned by Jinan Parent and 51% owned by our wholly-owned subsidiary, WFOE, operated in accordance with a cooperation agreement and an exclusive service agreement. Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited. Jinan Broadband is accounted for as discontinued operations in the consolidated financial statements included in this annual report on Form 10-K.

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

  Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offerings and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

  Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2013, we shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities and maintaining our public company status.

  Changes in China’s economic, political or social policies or conditions. We operate in China and derive all of our revenues from sales to customers in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

Taxation

United States

YOU On Demand Holdings, Inc. is subject to United States tax. No provision for income taxes in the United States has been made as YOU On Demand Holdings, Inc. had no income taxable in the United States since inception.

Cayman Islands

CB Cayman was incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, it is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

Hong Kong

Our subsidiary, YOD Hong Kong, was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as YOD Hong Kong has no taxable income.

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

Consolidated Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended
	December 31, 2014	December 31, 2013	Amount Change	% Change
Revenue	$1,963,000	$309,000	$1,654,000	535%
Cost of revenue	2,756,000	3,126,000	(370,000)	-12%
Gross loss	(793,000)	(2,817,000)	2,024,000	-72%

Operating expense:
Selling, general and administrative expenses	7,459,000	7,609,000	(150,000)	-2%
Professional fees	654,000	706,000	(52,000)	-7%
Depreciation and amortization	537,000	774,000	(237,000)	-31%
Impairments of long-lived assets	-	311,000	(311,000)	-100%
Total operating expense	8,650,000	9,400,000	(750,000)	-8%

Loss from operations	(9,443,000)	(12,217,000)	2,774,000	-23%

Interest & other income/(expense)
Interest expense, net	(2,374,000)	(371,000)	(2,003,000)	540%
Change in fair value of warrant liabilities	(621,000)	(466,000)	(155,000)	33%
Change in fair value of contingent consideration	(161,000)	(252,000)	91,000	-36%
Loss on investment in unconsolidated entities	(21,000)	(3,000)	(18,000)	600%
Loss from disposal of consolidated entities	(623,000)	-	(623,000)	-
Others	(86,000)	56,000	(142,000)	-254%

Loss from continuing operations before income taxes and non-controlling interests	(13,329,000)	(13,253,000)	(76,000)	1%

Income tax benefit	305,000	111,000	194,000	175%

Net loss from continuing operations	(13,024,000)	(13,142,000)	118,000	-1%

Net income from discontinued operations	-	5,255,000	(5,255,000)	-100%

Net loss	(13,024,000)	(7,887,000)	(5,137,000)	65%

Net loss attributable to non-controlling interests	616,000	1,055,000	(439,000)	-42%

Net loss attributable to YOU On Demand shareholders	(12,408,000)	(6,832,000)	(5,576,000)	82%

Dividend and deemed dividend on preferred stock	(16,402,000)	(1,358,000)	(15,044,000)	1108%

Net loss attributable to YOU on Demand common shareholders	$(28,810,000)	$(8,190,000)	$(20,620,000)	252%

Revenues

Revenue for the year ended December 31, 2014 was $1,963,000, as compared to $309,000 for 2013. The increase is revenue of approximately $1,654,000 was attributable to the growth of our VOD business.

Gross loss

Our gross loss for the year ended December 31, 2014 was $793,000, as compared to $2,817,000 during 2013. The decrease in gross loss of approximately $2,024,000, or 72%, was mainly due to (1) the increased revenue related to our VOD business and (2) a 12% decrease in amortization of content costs due to shifts in our content strategy. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2014, decreased approximately $150,000, to $7,459,000, as compared to $7,609,000 for the year ended December 31, 2013.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the year ended December 31, 2014 salaries and personnel costs accounted for 45% of our selling, general and administrative expenses. For the year ended December 31, 2014, salaries and personnel costs totaled $3,370,000, a decrease of $816,000, or 19%, as compared to $4,186,000 for 2013, due to staff reductions made as part of our cost savings initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, business development, rent expenses and regulatory expenses. For the year ended December 31, 2014, these costs totaled $3,007,000, a net increase of $1,347,000, or 81%, as compared to $1,660,000 in 2013, due primarily to increases in the compensation paid to our board members, increase in technology and product development related expenses, as well as rising office rent expenses.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees decreased $52,000, or 7%, to $654,000 for the year ended December 31, 2014, from $706,000 during 2013. The decrease in professional fees was due to reductions in both consulting fees and timing in accounting services related to our transition to a new audit firm.

Depreciation and amortization

Our depreciation and amortization expense decreased $237,000, or 31%, to $537,000 in the year ended December 31, 2014, from $774,000 during 2013.The decrease was mainly due to write-off of certain office equipment in 2013, and, to a lesser extent, full amortization of certain software in the beginning of 2014.

Interest expense, net

Our interest expense increased $2,003,000 to $2,374,000 for the year ended December 31, 2014, from $371,000 during 2013, primarily due to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 13 of the consolidated financial statements included in this report.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of $621,000 and $466,000 for the years ended December 31, 2014 and 2013, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD Hong Kong is classified as a liability because the Earn-Out Securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $161,000 and $252,000 for the years ended December 31, 2014 and 2013, respectively. The changes are primarily due to fluctuation in our closing stock price. The earn-out milestones were all achieved on July 1, 2014 and the contingency was thereby resolved on that date.

Loss from disposal of consolidated entities

Effective March 25, 2014, we deconsolidated our ownership in WFOE and Jinan Zhong Kuan as these entities were investment holding companies, and we determined that they were no longer required for our organizational structure on a going forward basis. We recorded a loss of $623,000 from disposal of these consolidated entities as discussed in Note 6 of our consolidated financial statements included in this report.

Discontinued operations

Effective July 31, 2013, we sold our 51% interest in Jinan Broadband to Shandong Broadcast Network Limited in order to focus on our core VOD business and help with cash flow needs. As such, Jinan Broadband is reported as discontinued operations in our consolidated financial statements included in this report.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the year ended December 31, 2014, $616,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the year ended December 31, 2013, operating loss attributable to non-controlling interest was $1,055,000, of which $878,000 was allocated to Hua Cheng.

Dividends on preferred stock

For the year ended December 31, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $10,812,000. Approximately $3,125,000 was held in our Hong Kong entity and $7,087,000 was held in our China entities. The Company has no plans to repatriate these funds. As of December 31, 2014, we had working capital of approximately $7,060,000. As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2014 and 2013, and has relied on debt and equity financings to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the consolidated financial statements.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2014	2013
Net cash used in operating activities	$(10,174,000)	$(8,761,000)
Net cash provided by/(used in) investing activities	(287,000)	3,275,000
Net cash provided by financing activities	17,517,000	4,909,000
Effect of exchange rate changes on cash	(67,000)	19,000
Net increase/(decrease) in cash and cash equivalents	6,989,000	(558,000)

Total cash and cash equivalents at beginning of period	3,823,000	4,381,000
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,000
Cash and cash equivalents of continuing operations at beginning of period	3,823,000	3,278,000

Total cash and cash equivalents at end of period	10,812,000	3,823,000
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$10,812,000	$3,823,000

Operating Activities

Cash used in operating activities increased for the year ended December 31, 2014 compared to 2013 primarily due to increased content license payments and increased operational costs arising from our transition into our VOD business. Our content license agreements with production companies incorporate minimum guarantee payments, most of which increase year-over-year. In addition, in line with our revenue growth, our accounts receivable also increased.

Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was primarily used for investment in Shandong Media. In August 2014, we invested US$209,000 (approximately RMB1.29 million) in Shandong Media to maintain our 30% equity ownership. Cash provided by investing activities for the year ended December 31, 2013 was primarily from the sale of Jinan Broadband of $3,729,000, which was partially offset by $431,000 from the purchase of property and equipment.

Financing Activities

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan.

In January 2014, we received investment net proceeds of approximately $16,614,000 from the sale of the Series E Preferred Stock and we received approximately $996,000 from the exercise of warrants and options from certain investors and employees. For 2013, the Company received net proceeds of approximately $4,900,000 from the sale of our equity securities (Convertible Preferred Shares D) and Convertible note.

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of December 31, 2014 and 2013, the Company has accumulated deficits of approximately $78.4 million and $65.9 million, respectively. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

As of December 31, 2014, we have the following contractual obligations:

			Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Content costs	$3,848,000	$2,143,000	$1,705,000	$-	$-
Property leases	1,568,000	817,000	751,000	-	-
Promissory convertible note	3,318,000	3,318,000	-	-	-
Total	$8,734,000	$6,278,000	$2,456,000	$-	$-

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Variable Interest Entities

We account for entities qualifying as variable interest entities (VIEs) in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For our consolidated VIEs, management has made evaluations of the relationships between our VIEs and the economic benefit flow of contractual arrangement with VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the legal shareholders’ voting interests and have power of attorney in the VIEs, and therefore we are able to direct all business activities of the VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs.

We have consulted our PRC legal counsel in assessing our ability to control our PRC VIEs. Any changes in PRC laws and regulations that affect our ability to control our PRC VIEs may preclude us from consolidating these companies in the future.

Revenue Recognition

When persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured, we recognize revenue as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films-Revenue Recognition, whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and we have no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed.

In accordance with ASC 605-25, Revenue Recognition – Multiple Element Arrangements, contracts with multiple element deliverables are separated into individual units for accounting purposes when the unit determined to have standalone value to the customer and performance of service is considered probable. Since the contract price is for all deliverables, we allocated the arrangement consideration to all deliverables at the inception of the arrangement based on their relative selling price. We use (a) vendor-specific objective evidence of selling price, if it exists, or, (b) the management’s best estimate of the selling price for that deliverable to determine the relative selling price of each individual unit.

The recognition of revenue involves certain judgments and changes in our assumptions, judgments or estimations may have a material impact on the amount and timing of our revenue recognition.

Licensed Content

We obtain content through content license agreements and revenue sharing agreements with studios and distributors. When the license fee is known or reasonably determinable for a specified title in the content license agreements, we recognize the greater of: (i) revenue sharing costs incurred through the end of the reporting period, or (ii) the proportionate value of total minimum license fees over the term of each license agreement. Prepaid license fees are classified as an asset on our consolidated balance sheets as licensed content and accrued license fees payable to licensors are classified as a liability on our consolidated balance sheets. When the license fee is not known or reasonably determinable for a specific title, the title is not recognized in licensed content asset or liability in accordance with the relevant guidance. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 18 to the consolidated financial statements.

Intangible Assets and Goodwill

We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles- Goodwill and Other. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we review goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

Application of goodwill impairment tests requires significant management judgement, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Foreign Currency Translation.

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of YOU On Demand Holdings, Inc., CB Cayman and YOD Hong Kong is the U.S. dollar. The functional currency of YOD WFOE, Sinotop Beijing and Zhong Hai Video is the RMB.

Assets and liabilities of our subsidiaries and VIEs whose functional currencies are not the U.S. dollar are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the consolidated statements of comprehensive loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2014-09, creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition under current Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. For public entities, the amendment becomes effective for annual or interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact on its consolidated financial statement of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, under ASC 718, Compensation – Stock Compensation. The amendment applies to all reporting entities that grant their employee share-based payments under which the terms of the award provides a performance target that affects vesting and could be achieved after the requisite service period. The amendment is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not anticipate that the amendment will have a significant impact on our financial position, statement of operations or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

One June 25, 2014, the Company dismissed UHY LLP (“UHY”) as our independent registered accounting firm and engaged KPMG Huazhen (Special General Partnership) (“KPMG”) as our independent registered accounting firm. UHY audited our financial statements for our fiscal year ended December 31, 2013 and 2012. The dismissal of UHY was approved by our Board of Directors. UHY did not resign or decline to stand for re-election.

UHY has served as our independent registered accounting firm since August 2007. Neither the report dated March 31, 2014 on our consolidated balance sheet as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in stockholder’s equity, and cash flows for the years then ended, contained an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that both reports contain an explanatory paragraph regarding the going concern assumption.

During the Company’s fiscal years ended December 31, 2013 and 2012, and through June 25, 2014, there have been (i) no disagreements with UHY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to UHY’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except that for the fiscal years ended December 31, 2013 and 2012, the Company’s Board of Directors discussed with UHY the existence of a material weakness in the Company’s internal control over financial reporting, as more fully described in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2013 and December 31, 2012, filed on March 31, 2014 and April 8, 2013, respectively, with the Securities and Exchange Commission.

On June 25, 2014 the Board of Directors of the Company authorized the engagement of KPMG as the Company’s independent registered public accounting firm effective July 1, 2014. During the Company’s fiscal years ended December 31, 2013 and 2012 and through the subsequent interim period prior to retaining KPMG, the Company did not consult with KPMG regarding any of the matters or events set forth in item 304(a)(2)(i) and (ii) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

  As of December 31, 2014, the Company’s controls were not sufficiently complete and comprehensive to ensure that our accounting for complex and non-routine transactions were complete and accurate. Specifically, there was inadequate analysis and review of the documentation and calculations supporting the Company’s accounting for foreign currency translation adjustments upon deconsolidation of certain entities, deferred tax accounting on business combination, and modification of share-based compensation. Although the amount related to the misstatements was immaterial and corrected in the Company’s consolidated financial statements, the absence of sufficient controls create a reasonable possibility that a material misstatement in the Company’s interim or annual financial statements would not be prevented or detected in a timely manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

ITEM 9B.	OTHER INFORMATION.

Resignation of President and Chief Financial Officer

On March 30, 2015, Marc Urbach and the Company entered into a retention and separation agreement (the “Urbach Separation Agreement”), pursuant to which Mr. Urbach will resign as President and Chief Financial Officer of the Company, and from all other positions he holds with respect to the Company, and each of its parents, subsidiaries, affiliates and any of their employee benefit or pension plans, effective March 31, 2015 (the “Termination Date”).

Pursuant to the terms of the Urbach Separation Agreement, Mr. Urbach and the Company have entered into a consulting agreement (the “Urbach Consulting Agreement”), pursuant to which Mr. Urbach will provide general business and consulting services to the Company following his resignation to assist in the transitional needs and activities of the Company for a period of six (6) months (the “Consulting Term”). As consideration for his consulting services to the Company during the Consulting Term, the Company has agreed to pay Mr. Urbach $9,583.50 per month plus 50,000 shares of restricted stock over the course of the Consulting Term (with 8,333 shares of restricted stock to be issued to Mr. Urbach each month of the Consulting Term except for the sixth month when he will be issued 8,335 shares of restricted stock).

Pursuant to the terms of the Urbach Separation Agreement, and subject to his execution of a general release within 45 days of the Termination Date, in connection with his resignation, Mr. Urbach will receive a severance payment equal to his base salary then in effect ($345,000) for a period of 18 months from the Termination Date, plus an additional payment equal to four weeks base salary on account of vacation time earned but not taken by Mr. Urbach, payable in a lump sum within the later of 10 days after the Termination Date or the date of his delivery of the general release to the Company. Mr. Urbach will also be entitled to receive, at his election, either (i) continued benefits under the Company’s group health and life insurance plans in which he participated prior to the Termination Date for a period of 12 months from the Termination Date or (ii) a lump sum equal to $47,586.12 (representing 80% of the cost to the Company of such coverage), payable to him within 10 days of his delivering his election to the Company. Mr. Urbach will also be entitled to receive all unpaid expenses, earned but unpaid bonuses and earned but unpaid benefits from the Company and its employee benefit plans on or before the Termination Date. In addition, pursuant to the terms of the Urbach Separation Agreement, all outstanding unvested options, warrants or restricted stock previously granted to Mr. Urbach will become fully vested on the Termination Date and, with respect to options and warrants, will thereafter be exercisable for the full term of the option or warrant.

The foregoing description of the Urbach Separation Agreement and the Urbach Consulting Agreement are qualified in their entirety by reference to the Urbach Separation Agreement and the Urbach Consulting Agreement, copies of which are filed herewith as Exhibits 10.26 and 10.27, respectively, and are incorporated herein by reference.

Amendment to Bylaws

On March 26, 2015, the Board approved an amendment to Section 6.8 of the Company’s Second Amended and Restated Bylaws to delete certain language indicating that the Chairman will be a principal executive of the Corporation.

The preceding is qualified in its entirety by reference to Amendment No. 1 to the Second Amended and Restated Bylaws, which became effective on March 26, 2015, and is attached hereto as Exhibit 3.3 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Xuesong Song	46	Executive Chairman and Director
Shane McMahon	45	Chairman
Weicheng Liu	57	Chief Executive Officer and Director
Marc Urbach	42	President and Chief Financial Officer
James Cassano	67	Director
Clifford Higgerson	75	Director
Jin Shi	45	Director
Arthur Wong	55	Director

Xuesong Song. Mr. Song was appointed as our Executive Chairman on January 31, 2014 and as a member of our Board of Directors on July 5, 2013. Mr. Song currently serves as the chairman of the board of directors and chief executive officer of C Media Limited and the chairman of the board of directors and chief financial officer of China Growth Equity Investment Ltd., positions he has held since the company’s inception in January 2010. From May 2006 through January 2009, Mr. Song served as the chairman of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. Following the acquisition, Mr. Song served as a director of UIB Group Limited from January 2009 through May 2010. From May 2006 through January 2009, Mr. Song also served as the executive vice president of business development and a director of the board of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Song has been a principal of Chum Capital Group Limited since August 2001, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers and acquisitions and restructurings, and the chief executive officer of Beijing Chum Investment Co., Ltd. since December 2001. From April 2005 to May 2010, Mr. Song served as the chairman and chief executive officer of Shanghai Jinqiaotong Enterprise Developments Corporation Ltd., a direct investment company. Mr. Song has also served as a director of Mobile Vision Communication Ltd. since July 2004. Mr. Song received his M.B.A. from Oklahoma City/Tianjin Program and an Associate’s Degree in electrical engineering from Civil Aviation University of China.

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

Weicheng Liu. Mr. Liu was appointed as our Chief Executive Officer on July 5, 2013 and has served as a member of our Board of Directors since July 30, 2010. Prior to joining us, Mr. Liu founded Sinotop Beijing and served as its sole officer and director until his resignation on July 30, 2010. Mr. Liu is currently a non-executive director of Codent Networks (Shanghai) Co. Ltd., a mobile software company in China founded by Mr. Liu, and has served in that position since 2011, prior to which he served as the Chairman and Chief Executive Officer since 2003. Overall, Mr. Liu has almost twenty years of experience in the telecommunications and network technology industries. Mr. Liu received a degree in engineering physics from Tsinghua University and a Ph.D. from the University of Waterloo.

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

James S. Cassano. Mr. Cassano was appointed as director of the Company effective as of January 11, 2008. Mr. Cassano is currently a Partner & Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation, a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania. Mr. Cassano’s extensive executive experience, as noted above, along with his educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

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

Jin Shi. Mr. Shi was appointed as director of the Company on January 31, 2014. Mr. Shi has been a managing partner of Chum Capital Group Limited since 2007, a merchant banking firm that invests in Chinese growth companies and advises them on financings, mergers and acquisitions and restructurings. He is also the independent director of Pingtan Marine Enterprise Limited (“Pingtan Marine”), one of the largest deep-sea fishing companies in China. From 2011 through 2013, Mr. Shi served as the chief executive officer and a director on the board of China Growth Equity Investment Limited, which acquired Pingtan Marine in February 2013. From 2010 through 2011, he served as the vice-chairman and a director of the board of China Growth Equity Investment Limited. From 2006 through 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From 2006 through 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately-owned newspaper aggregator and operator in China. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research & development based active pharmaceutical ingredient producer, since he founded the company in 2005. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Mr. Shi received an EMBA from Guanghua School of Management, Peking University and a BS degree in Chemical Engineering from Tianjin University.

Arthur Wong. Mr. Wong was appointed as director of the Company on January 31, 2014. Mr. Wong is CFO of Beijing Radio Cultural Transmission Company Limited (“Beijing Radio”). Prior to joining Beijing Radio, Mr. Wong served as CFO of Shanghai GreenTree Inns Hotel Management Group, Shanghai Nobao Renewable Energy and Henan Asia New-Energy. From 1982 to 2008, Mr. Wong spent 26 years at Deloitte, including in Hong Kong, San Jose and Beijing holding several positions including TMT (Technology, Media, Telecom) leader for northern China, national media sector leader and audit leader for northern China. In addition to his role at Beijing Radio, Mr. Wong serves as a board member and chairperson of the audit committee of the following companies: VisionChina Media Inc. (NASDAQ: VISN), China Automotive Systems, Inc. (NASDAQ: CAAS), Daqo New Energy Corp. (NYSE: DQ) Sky Solar Holdings, Ltc. (NASDAQ:SKYS), China Maple Leaf Education Systems Limited (HKSE: 1317) and Petro-king Oilfield Services Limited (SEHK: 2178). Mr. Wong is a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants. Mr. Wong holds a Bachelor of Science in Applied Economics from University of San Francisco and a Higher Diploma of Accountancy from The Hong Kong Polytechnic University.

There are no agreements or understandings between any of our executive officers or directors and any other persons to resign at the request of another such other person and to act on behalf of or at the direction of any such other person.

Directors are elected for one year term and until their successors are duly elected and qualified.

Corporate Governance

Our current corporate governance practices and policies are designed to promote shareholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining shareholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website http://corporate.yod.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at Office Park, Tower A, Suite 2603, 10 Jintong West Road, Chaoyang District, Beijing 100020, China.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of seven members: Xuesong Song, Shane McMahon, Weicheng Liu, James Cassano, Clifford Higgerson, Jin Shi and Arthur Wong. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website http://corporate.yod.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at Office Park, Tower A, Suite 2603, 10 Jintong West Road, Chaoyang District, Beijing 100020, China.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Clifford Higgerson, Jin Shi and Arthur Wong are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Clifford Higgerson and Arthur Wong with Mr. Wong acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano and Mr. Wong serve as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

The Compensation Committee has sole authority to retain and terminate any consulting firm or other outside advisor to assist the committee in the evaluation of director, chief executive officer or senior executive compensation and other compensation-related matters, including sole authority to approve the firms' fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees consisting of one or more members of the Compensation Committee.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Governance and Nominating Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential director candidate, including those recommended by shareholders, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director, and is considered an "audit committee financial expert" under SEC rules, based on his lengthy experience as a certified public accountant practicing public accounting. In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Family Relationships

There are no family relationships among our directors and officers.

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

Except as set forth in our discussion below in Item 13 – Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, we believe that our Directors and executive offers filed the required reports on time during 2014, except as follows: both Mr. Xuesong Song and C Media Limited were late in filing a Form 3 after they became a reporting person pursuant to Section 16(A) of the Exchange Act.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at corporate.yod.com

ITEM 11.	EXCECUTIVE COMPENSATION

Summary Compensation Table (2014 and 2013)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

		Cash		Option
		Compensation		Awards (2)	Total
Name and Principal Position	Year	($)		($)	($)
Shane McMahon	2014	300,000		-	300,000
Chairman	2013	255,000	(1)	-	255,000	(1)
Weicheng Liu	2014	362,486		-	362,486
Chief Executive Officer	2013	276,476		-	276,476
Marc Urbach	2014	230,000		-	230,000
President and Chief Financial Officer	2013	229,900		214,795	444,695

---------------

(1)	As of October 1, 2012, in an effort to conserve the Company’s working capital, Mr. McMahon elected to cease collecting salary until such time as the Company has sufficient revenues from operations. The remaining $63,750 due from 2012 and $255,000 due from 2013 will be paid in 2015 to Mr. McMahon pursuant to his employment agreement dated January 31, 2014.
(2)	The assumptions for the valuation of the option awards are included in Note 15 of our consolidated financial statements included in this report.

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

Outstanding Equity Awards at Fiscal Year-End (2014)

The following table sets forth the equity awards outstanding at December 31, 2014.

	Option Awards

	Number of	Number of	Equity incentive
	securities	securities	plan awards:
	underlying	underlying	Number of Securities
	unexercised	unexercised	underlying unexercised	Option
	options (#)	options (#)	unearned options	exercise price
Name	exercisable	unexercisable	(#)	($)

Shane McMahon	158,333	8,333	-	2.00
	533,333	-	-	3.00
	30,000	10,000	-	4.50
Weicheng Liu	320,000	-	-	3.75
	30,000	10,000	-	4.50
Marc Urbach	53,125	116,875	-	1.65
	286,667	6,667	-	2.00
	1,333	-	-	75.00
James Cassano	13,333	-	-	2.00
	8,974	-	-	2.91

Compensation of Directors (2014)

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2014. Mr. McMahon and Mr. Liu were not compensated for their service as director in 2014.

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)
Xuesong Song	$-	$275,000	$-	$275,000
Arthur Wong	$50,000	$-	$21,272	$71,272
Clifford Higgerson	$16,667	$50,000	$-	$66,667
James Cassano	$16,667	$50,000	$-	$66,667
Jin Shi	$16,667	$50,000	$-	$66,667

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of YOU On Demand Holdings, Inc., 375 Greenwich Street, Suite 516, New York, New York 10013.

		Shares Beneficially Owned(1)
								Combined
								Common Stock,
Name and				Series A Preferred		Series E Preferred		Series A and
Address of		Common Stock(2)		Stock(3)		Stock(4)		and Series E((5)
Beneficial	Office, If		% of		% of		% of
Owner	Any	Shares	Class	Shares	Class	Shares	Class	Votes(2)(3)(4)	Percentage

Directors and Officers
Xuesong Song	Executive Chairman and Director	0	*	7,000,000(7)	100%	5,923,807(7)	80.9%	12,754,671	34.1%
Shane McMahon	Chairman	3,052,996(6)	12.4%	0	*	2,856,151(6)	30.9%	4,702,588	11.7%
Weicheng Liu	CEO and Director	2,950,125(8)	12.2%	0	*	0	*	2,950,125	7.8%
Marc Urbach	President and CFO	360,311(9)	1.5%	0	*	0	*	360,311	1.0%
James Cassano	Director	53,404(10)	*	0	*	0	*	53,404	*
Clifford Higgerson	Director	21,097	*	0	*	0	*	21,097	*
Jin Shi	Director	21,097	*	0	*	0	*	21,097	*
Arthur Wong	Director	13,898(11)	*	0	*	0	*	13,898	*
All officers and directors as a group (8 persons named above)		6,472,928	25.6%	7,000,000	100%	8,779,958	94.9%	20,877,191	51.1%

5% Securities Holders
C Media Limited CN11 Legend Town, No. 1 Ba Li Zhuang Dong Li Chaoyang District, Beijing 100025 China		0	*	7,000,000(7)	100%	5,923,807(7)	80.9%	12,754,671	34.1%

* Less than 1%.

---------------

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

(2)	A total of 23,832,559 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2015.

(3)

Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 25, 2015, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)

Based on 7,326,428 shares of Series E Preferred Stock issued and outstanding as of March 25, 2015. Each share of Series E Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustment. The holders of Series E Preferred Stock are entitled to vote on all matters submitted to a vote of the Company’s stockholders and entitled to the number of votes equal to the lesser of (i) the number of whole shares of Common Stock into which such shares of Series E Preferred Stock are convertible at the record date for the determination of stockholders entitled to vote on such matters, and (ii) the number of whole shares of Common Stock issuable based on the conversion price of $3.03, the closing trading price of the Company’s Common Stock as of the end of the trading day immediately preceding the closing date of the financing contemplated by certain Series E Preferred Stock Purchase Agreement by and among the Company, C Media Limited and certain other purchasers, dated January 31, 2014.

(5)	Represents total voting power with respect to all shares of our Common Stock, Series A Preferred Stock and Series E Preferred Stock.

(6)

Includes (i) 2,324,600 shares of Common Stock, (ii) 533,333 shares of Common Stock underlying options exercisable within 60 days at $3.00 per share, (iii) 33,671 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; and (iv) 161,392 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share. In addition, Mr. McMahon’s Series E Preferred Shares includes 933,333 shares of Series E Preferred Stock and 1,922,818 shares of Series E Preferred Stock, issuable within 60 days, upon conversion of a promissory note which is convertible at any time between January 31, 2014 and December 31, 2016, at a price of $1.75 per share at the option of Mr. McMahon.

(7)	Includes 7,000,000 shares of Series A Preferred Stock and 5,923,807 shares of Series E Preferred Stock directly owned by C Media Limited of which Mr. Song is the Chairman and Chief Executive Officer.

(8)	Includes 320,000 shares underlying options exercisable within 60 days at $3.75 per share and 33,671 shares underlying options exercisable within 60 days at $4.50 per share.

(9)

Includes 1,333 shares underlying options exercisable within 60 days at $75.00 per share, 289,115 shares underlying options exercisable within 60 days at $2.00 per share, and 69,863 shares underlying options exercisable within 60 days at $1.65 per share.

(10)	Includes 13,333 shares underlying options exercisable within 60 days at $2.00 per share and 8,974 shares underlying options exercisable within 60 days at $2.91 per share.

(11)	Includes 13,898 shares underlying options exercisable within 60 days at $2.37 per share.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2014 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options	outstanding options	plans (excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,996,703	$2.62	2,003,297
Equity compensation plans not approved by security holders	-	-	-
Total	1,996,703		2,003,297

---------------

(1)	On December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan, or the Plan, pursuant to which incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. The Plan was also approved by our majority shareholders on December 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 – Executive Compensation. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 10, 2012, at the Company’s request, our Chairman and Chief Executive Officer, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 with interest rate at 4% annually. Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2014. On December 30, 2014, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2016.

Except as set forth in our discussion above, none of our Directors, director nominees or executive officers has been involved in any transactions with us or any of our Directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. For details, see Item 10 – Directors, Executive Officers and Corporate Governance.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$313,033	$336,504
Audit-Related Fees	39,611	60,272
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$352,644	$396,776

* “Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by KPMG Huazhen (Special General Partnership) for our consolidated financial statements as of and for the year ended December 31, 2014, and the audit and non-audit services performed by UHY LLP for our consolidated financial statements as of and for the year ended December 31, 2013.

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

Date: March 30, 2015

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

Signature	Title	Date
/s/ Xuesong Song		March 30, 2015
Xuesong Song	Executive Chairman and Director

/s/ Shane McMahon		March 30, 2015
Shane McMahon	Chairman and Director
(Principle Executive Officer)

/s/ Weicheng Liu		March 30, 2015
Weicheng Liu	Chief Executive Officer and Director

/s/ Marc Urbach		March 30, 2015
Marc Urbach	President and Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/ James Cassano		March 30, 2015
James Cassano	Director

/s/ Clifford Higgerson		March 30, 2015
Clifford Higgerson	Director

/s/ Jin Shi		March 30, 2015
Jin Shi	Director

/s/ Arthur Wong		March 30, 2015
Arthur Wong	Director

YOU ON DEMAND HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
YOU On Demand Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of YOU On Demand Holdings, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company incurred net losses from continuing operations and had a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Huazhen (SGP)
Beijing, China

March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
YOU On Demand Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of YOU On Demand Holdings, Inc. and its Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013. The Company’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and its Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses during 2013 and has relied on debt and equity financings to fund their operations. These conditions raise substantial doubt about the Company’ ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

March 31, 2014
New York, New York

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEET

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,812,371	$3,822,889
Accounts receivable, net	1,091,076	175,211
Licensed content, current	1,041,609	428,322
Prepaid expenses	196,474	330,013
Debt issuance costs, net	-	128,879
Other current assets	22,442	48,928
Total current assets	13,163,972	4,934,242
Property and equipment, net	320,671	499,858
Licensed content, non-current	35,648	162,646
Intangible assets, net	2,320,103	2,621,527
Goodwill	6,648,911	6,105,478
Long-term equity investments	850,054	673,567
Other non-current assets	365,006	-
Total assets	$23,704,365	$14,997,318

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without resource to the Company of $8,598 and $3,043, respectively as of December 31, 2014 and 2013)	$110,814	$656,545
Deferred revenue (including deferred revenue of VIEs without resource to the Company of $13,431 and $68,969, respectively as of December 31, 2014 and 2013)	13,431	68,969
Accrued expenses and other liabilities (including accrued expenses and other liabilities of VIEs without resource to the Company of $573,620 and $25,018, respectively as of December 31, 2014 and 2013)	2,046,783	1,075,944
Accrued license fees (including accrued license fees of VIEs without resource to the Company of $348,007 and $1,200,764, respectively as of December 31, 2014 and 2013)	348,007	1,200,764
Contingent purchase price consideration liability	-	578,744
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	585,050	1,344,440
Total current liabilities	6,104,085	7,925,406
Deferred income tax liability	364,572	125,809
Convertible promissory note	-	2,000,000
Total liabilities	6,468,657	10,051,215

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at December 31, 2014 and 2013, respectively	1,261,995	1,261,995
Series C - Nil and 87,500 shares issued and outstanding, liquidation preference of nil and $350,000 at December 31, 2014 and 2013, respectively	-	219,754
Series D 4% - Nil and 2,285,714 shares issued and outstanding, liquidation preference of nil and $4,000,000 at December 31, 2014 and 2013, respectively	-	4,000,000

Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,365,283 and nil shares issued and outstanding, liquidation preference of $12,889,250 and nil at December 31, 2014 and December 31, 2013, respectively	7,365	-
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 23,793,702 and 15,794,762 shares issued and outstanding at December 31, 2014 and 2013, respectively	23,794	15,794
Additional paid-in capital	96,347,272	67,417,025
Accumulated deficit	(78,356,567)	(65,856,053)
Accumulated other comprehensive loss	(66,032)	(715,090)
Total YOU On Demand shareholder's equity	17,955,832	861,676
Non-controlling interests	(1,982,119)	(1,397,322)
Total equity/(deficit)	15,973,713	(535,646)
Total liabilities, convertible redeemable preferred stock and equity	$23,704,365	$14,997,318

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$1,962,622	$308,695
Cost of revenue	2,756,363	3,126,089
Gross loss	(793,741)	(2,817,394)

Operating expense:
Selling, general and administrative expense	7,459,192	7,608,742
Professional fees	653,646	705,692
Depreciation and amortization	536,689	774,480
Impairments of long-lived assets	-	311,249
Total operating expense	8,649,527	9,400,163

Loss from operations	(9,443,268)	(12,217,557)

Interest and other income/(expense)
Interest expense, net	(2,374,368)	(370,752)
Change in fair value of warrant liabilities	(621,239)	(466,060)
Change in fair value of contingent consideration	(160,766)	(251,963)
Loss on long-term equity investments	(20,717)	(2,741)
Loss from disposal of consolidated entities	(622,939)	-
Others	(85,516)	55,831
Net loss from continuing operations before income taxes and non-controlling interest	(13,328,813)	(13,253,242)

Income tax benefit	304,670	111,266

Net loss from continuing operations	(13,024,143)	(13,141,976)

Net income from discontinued operations	-	5,255,474

Net loss	(13,024,143)	(7,886,502)

Net loss attributable to non-controlling interests	615,683	1,054,970

Net loss attributable to YOU On Demand shareholders	(12,408,460)	(6,831,532)

Dividends and deemed dividends on preferred stock	(16,402,161)	(1,358,364)

Net loss attributable to YOU On Demand common shareholders	$(28,810,621)	$(8,189,896)

Basic and diluted loss per share:
Loss from continuing operations	$(1.47)	$(0.89)
Income from discontinued operations	-	0.35
Basic and diluted loss per share	$(1.47)	$(0.54)

Weighted average shares outstanding:
Basic and diluted	19,600,510	15,226,216

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2014	2013
Net loss	$(13,024,143)	$(7,886,502)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(36,974)	141,378
Comprehensive loss	(13,061,117)	(7,745,124)
Comprehensive loss attributable to non-controlling interest	584,797	1,047,359
Comprehensive loss attributable to YOU On Demand shareholders	$(12,476,320)	$(6,697,765)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014 and 2013

							Accumulated	YOU on
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2013	-	$-	$13,742,394	$13,742	$62,388,502	$(58,841,664)	$604,632	$4,165,212	$53,046	$4,218,258
Warrants issued for service	-	-	-	-	108,840	-	-	108,840	-	108,840
Common shares issued for service	-	-	60,501	61	163,694	-	-	163,755	-	163,755
Common shares issued for clawback reset provision	-	-	436,238	436	658,283	-	-	658,719	-	658,719
Common shares and options issued for YOD Hong Kong acquisition earn-out	-	-	245,274	245	410,230	-	-	410,475	-	410,475
Share-based compensation expense	-	-	-	-	595,214	-	-	595,214	-	595,214
Conversion of Series B and C Preferred Stock into common stock	-	-	1,308,907	1,309	3,630,380	-	-	3,631,689	-	3,631,689
Accretion from Series D Preferred Stock	-	-	-	-	(1,097,041)	-	-	(1,097,041)	-	(1,097,041)
Warrants issued to placement agent in connection with Series D Preferred Stock issuance	-	-	-	-	247,995	-	-	247,995	-	247,995
Warrants issued to placement agent in connection with convertible note issuance	-	-	-	-	128,072	-	-	128,072	-	128,072
Beneficial conversion feature of Series D Preferred Stock	-	-	-	-	182,857	(182,857)	-	-	-	-
Sale of Jinan Broadband	-	-	-	-	-	-	(1,461,100)	(1,461,100)	(403,009)	(1,864,109)
Exercise of options	-	-	1,448	1	(1)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(6,831,532)	-	(6,831,532)	(1,054,970)	(7,886,502)
Foreign currency translation adjustments	-	-	-	-	-	-	142,236	142,236	7,611	149,847
Unrealized losses on marketable securities	-	-	-	-	-	-	(858)	(858)	-	(858)
Balance, December 31, 2013	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Share-based compensation	-	-	-	-	727,363	-	-	727,363	-	727,363
Common stock issued for services	-	-	73,600	74	142,426	-	-	142,500	-	142,500
Common stock and options issued for YOD Hong Kong acquisition earn-out	-	-	245,275	245	739,265	-	-	739,510	-	739,510
Conversion of Series C Preferred Stock into common stock	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Series D Preferred Stock cash dividends	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Series E Preferred Stock issuance	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Series E Preferred Stock into common stock	(6,920,431)	(6,921)	6,920,431	6,921	-	-	-	-	-	-
Issuance costs in connection with the issuance of Series E Preferred Stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Warrants issued to placement agent in connection with the issuance of Series E Preferred Stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Disposal of consolidated entities	-	-	-	-	-	-	716,918	716,918	-	716,918
Exercise of warrants	-	-	607,480	608	2,374,575	-	-	2,375,183	-	2,375,183
Exercise of options	-	-	12,154	12	1,040	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(12,408,460)	-	(12,408,460)	(615,683)	(13,024,143)
Foreign currency translation adjustments	-	-	-	-	-	-	(67,860)	(67,860)	30,886	(36,974)

Balance, December 31, 2014	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013
Cash flows from operating activities:
Net loss	$(13,024,143)	$(7,886,502)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,339,863	1,146,000
Depreciation and amortization	536,689	1,616,966
Amortization of interest expense related to debt issuance costs	128,879	241,129
Amortization of interest expense related to beneficial conversion feature	2,126,301	-
Income tax benefit	(304,670)	(111,266)
Loss on long-term equity investments	20,717	2,741
Loss on disposal of assets	49,118	8,144
Change in fair value of warrant liabilities	621,239	466,060
Change in fair value of contingent consideration	160,766	251,963
Loss from disposal of consolidated entities	622,939	(5,616,269)
Impairment of long-lived assets	-	311,249
Change in assets and liabilities,
Accounts receivable	(915,865)	(174,032)
Inventory	-	(65,367)
Licensed content	(504,990)	1,270,837
Prepaid expenses and other assets	(79,072)	(92,724)
Accounts payable	(545,731)	(324,034)
Accrued expenses and other liabilities	502,184	(40,309)
Deferred revenue	(55,538)	188,308
Accrued license fees	(852,757)	45,946
Net cash used in operating activities	(10,174,071)	(8,761,160)

Cash flows from investing activities:
Acquisition of property and equipment	(67,297)	(430,775)
Investments in intangibles	(3,361)	(22,662)
Cash paid for long-term equity investment	(208,760)	-
Sale of subsidiary	(7,549)	3,728,759
Net cash (used in)/provided by investing activities	(286,967)	3,275,322

Cash flows from financing activities
Proceeds from sale of Series D Preferred Stock	-	4,000,000
Proceeds from sale of Series E Preferred Stock	19,000,000	-
Proceeds from the exercise of warrants and options	995,607	-
Series D Preferred Stock dividend payment	(92,054)	-
Proceeds from issuance of convertible note	-	2,000,000
Costs associated with financings and share issuances	(2,386,051)	(1,090,982)
Net cash provided by financing activities	17,517,502	4,909,018
Effect of exchange rate changes on cash	(66,982)	18,666
Net increase/(decrease) in cash and cash equivalents	6,989,482	(558,154)

Total cash and cash equivalents at beginning of period	3,822,889	4,381,043
Less cash and cash equivalents of discontinued operations at beginning of period	-	1,103,152
Cash and cash equivalents of continuing operations at beginning of period	3,822,889	3,277,891

Total cash and cash equivalents at end of period	10,812,371	3,822,889
Less cash and cash equivalents of discontinued operations at end of period	-	-
Cash and cash equivalents of continuing operations at end of period	$10,812,371	$3,822,889

Supplemental Cash Flow Information:
Cash paid for income taxes	-	-
Cash paid for interest	-	1,033
Value of warrants issued for issuance costs in connection with Preferred Series D shares	$-	$247,995
Value of warrants issued for issuance costs in connection with Preferred Series E shares	$2,166,296	$-
Value of warrants issued for issuance costs in connection with the Convertible Note	$-	$128,072
Conversion of convertible promissory note for Series E Preferred Stock	$2,000,000	$-
Exchange of Series D Preferred Stock for Series E Preferred Stock	$4,000,000	$-
Value of common stock issued from conversion of Preferred Series B shares	$-	$3,223,575
Issuance of common stock issued from conversion of Preferred Series C shares	$219,754	$408,114
Issuance of shares and options issued for YOD Hong Kong contingent consideration earn-out	$739,510	$410,475

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China through our subsidiaries and variable interest entities (“VIEs”). The Company, its subsidiaries and its VIEs are collectively referred to as YOU on Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU on Demand is principally engaged in providing and delivery of video on demand (“VOD”) content through a comprehensive end-to-end secure delivery system. Our services are offered across multiple platforms, including digital cable television, IPTV (“Internet Protocol Television”), mobile and over-the-top (“OTT”) devices.

Prior to July 31, 2013, the Company held 51% interest in Jinan Guangdian Jia He Broadband Co. ltd. (“Jinan Broadband”), a cable broadband business based in Jinan City, China. Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband.

2.	Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of YOU On Demand and (a) YOU On Demand’s wholly-owned subsidiary China Broadband, Ltd., ("CB Cayman"), (b) the wholly-owned subsidiary of CB Cayman: YOU On Demand (Asia) Limited (“YOD Hong Kong”, formerly Sinotop Group Limited), (c) YOD Hong Kong’s PRC subsidiary: YOU On Demand (Beijing) Technology Co., Ltd. (“YOD WFOE”), (d) YOD WFOE’s variable interest entity: Beijing Sino Top Scope Technology Co., Ltd.(“Sinotop Beijing”) and (e) Sinotop Beijing’s subsidiary Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”). All material intercompany transactions and balances are eliminated upon consolidation.

Effective July 31, 2013, the Company sold its 51% interest in Jinan Broadband and as such, the operating results of Jinan Broadband was reported as discontinued operations in our consolidated statements of operations for the year ended December 31, 2013. Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

(b) Basis of Presentation

The Company prepares and presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period consolidated financial statement presentation. These reclassifications have no effect on previously reported consolidated net income or cash flows.

(c) Long-term Equity Investments

Investments in entities where the Company can exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is fully written down as the Company does not guarantee the investee’s obligations nor it is committed to provide additional funding.

Management regularly evaluates the carrying value of its long-term equity investments based on performance and the financial position of the investee, as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and the impairment is determined to be other-than-temporary.

As of and for the year ended December 31, 2014 and 2013, the Company’s long-term equity investments are comprised of the Company’s investment in Shandong Lushi Media Co., Ltd. (“Shandong Media”) and Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”), which are 30% and 39%, respectively, owned by Sinotop Beijing.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and during the reporting period. Actual results could differ from those estimates.

The most significant estimates relate to the useful lives of property and equipment and intangible assets subject to amortization, property and equipment, goodwill and intangible asset impairment assessments, allowance for doubtful accounts, fair value of financial instruments, share-based payments, contingent purchase consideration and warrant liabilities, and valuation allowance of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment made could be significant.

(e) Foreign Currency Translation

The Company uses the United States dollar (“US$” or “USD”) as its reporting currency. The functional currency of YOU On Demand Holdings, Inc., CB Cayman and YOD Hong Kong is the USD while the functional currency of Sinotop Beijing, Zhonghai Video and YOD WFOE is Renminbi (“RMB”). In the consolidated financial statements, the financial information of the entities which uses RMB as their functional currency has been translated into USD. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of other comprehensive loss in the statement of comprehensive loss.

Foreign currency transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from re-measurement at year end are recognized in foreign currency exchange gain/(loss) in the consolidated statement of operations.

(f) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investment securities with original maturities as of the date of purchase of three months or less. The Company deposits its cash balances with a limited number of banks.

(g) Accounts Receivable

Accounts receivable are recognized at invoiced amounts, less an allowance for uncollectible accounts, if any. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews the collectability of its receivables on an ongoing basis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

(h) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in our statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets.

(i) Licensed Content

The Company obtains content through content license agreements and revenue sharing agreements with studios and distributors. When the license fee is known or reasonably determinable for a specified title in the content license agreements, we recognize the greater of: (i) revenue sharing costs incurred through the end of the reporting period, or (ii) the proportionate value of total minimum license fees over the term of each license agreement. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and accrued license fees payable to licensors are classified as a liability on the consolidated balance sheets. When the license fee is not known or reasonably determinable for a specific title, the title is not recognized in licensed content asset or liability in accordance with the relevant guidance. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 18 to the consolidated financial statements.

(j) Intangible Assets

Intangible assets are stated at acquisition fair value or cost, less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment when an indicator for potential impairment exists. The Company is currently amortizing its intangible assets with definite lives over periods generally ranging between 5 to 20 years. The estimated useful lives are 20 years for the charter/cooperation agreements and 5 years for software licenses.

(k) Website Development Costs

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

(l) Goodwill

In accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 350-20, Goodwill, the Company performs impairment test for its goodwill annually as of December 31, or more frequently, if indicators of potential impairment exist, to determine if the carrying value of goodwill is impaired. The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level. In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary, or to proceed directly to performing the first step of the goodwill impairment test.

Under the qualitative assessment, the Company would first assess qualitative factors to determine if it is more-likely-than-not the fair value of the reporting unit is less than its carrying value of the reporting unit’s assets and liabilities (including goodwill). If management determines that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, or if management is unable to reach a conclusion based on qualitative assessments, then the first and second steps of the goodwill impairment is performed.

Under the quantitative assessment, if the two-step goodwill impairment test is required, the fair value of the reporting unit is first compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

For the purpose of goodwill impairment testing, the Company is considered as a reporting unit. Based on the annual goodwill impairment test performed in the fourth quarter of 2014 and 2013, management concluded that the fair value of the reporting unit exceeded its carrying value. No impairment loss was recognized for the periods presented.

(m) Impairment of Long-Lived Assets

Long-lived assets, including property, equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment loss recognized for the year ended December 31, 2014 and 2013 amounted to nil and $311,000, respectively.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

(n) Warrant Liabilities

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

We also follow ASC 815-40 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract classified as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract classified as an equity instrument must be included in equity, with no fair value adjustments required. The asset/liability derivatives are valued on an annual basis using the Monte Carlo simulation method. Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a risk-free interest rate. Gains or losses on warrants are included in “Changes in fair value of warrant liabilities” in our consolidated statement of operations.

(o) Advertising & Marketing Expenses

The Company expenses advertising and marketing costs as incurred, which are included in selling expense. Advertising and marketing costs were approximately $359,000 and $533,000 for the years ended December 31, 2014 and 2013, respectively.

(p) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A tax valuation allowance is established, as needed to reduce net deferred tax assets to the amount expected to be realized. The Company also follows ASC 740-10 for accounting for uncertainty in income taxes.

The accounting for an uncertain tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

(q) Revenue Recognition

Revenue is recorded as services are provided. The Company generally recognizes all revenues in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection is reasonably assured. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films – Revenue Recognition. That is, if the arrangement includes a nonrefundable minimum guarantee, all contents have been delivered in accordance with the terms of the arrangement and there are no substantive future obligations from the Company, then revenue is recognized upon delivery. The Company records deferred revenue for payments received from customers for the performance of future services and recognize the associated revenue in the period that the services are performed.

In accordance with ASC 605-25, Revenue Recognition – Multiple Element Arrangements, contracts with multiple element deliverables are separated into individual units for accounting purposes when the unit determined to have standalone value to the customer and performance of service is considered probable. Since the contract price is for all deliverables, the Company allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling price. Revenue related to each unit is recognized when the Company’s obligations under the contract have been satisfied and all revenue recognition criteria are met.

(r) Net Loss Per Share Attributable to YOU On Demand Shareholders

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

(s) Share-Based Payment

The Company awards share options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments”). Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and recognizes the cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting. When no future services are required to be performed by the employee in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

The Company also awards stocks and warrants for service to consultants for service and accounts for these awards under ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Under the applicable guidance, fair value of the awards is assessed upon measurement date and recognized as cost or expenses when the services are provided. If the related services are completed upon issuance date, measurement date is determined to be the date the awards are issued.

(t) Reportable Segment

The Company has one operating business segment, video content and media, in which the chief operating decision maker reviews the operating results of the segment to determine the allocation of resources and the measuring of performance.

(u) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2014-09, creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition under current Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as disclosure requirements for qualitative and quantitative information that should be included in financial statements. For public entities, the amendment becomes effective for annual or interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statement of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period under ASC 718, Compensation – Stock Compensation. The amendment applies to all reporting entities that grant their employee share-based payments under which the terms of the award provides a performance target that affects vesting and could be achieved after the requisite service period. Under the amended guidance, compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjust to reflect those awards that ultimately vest. The amendment is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not anticipate that the amendment will have a significant impact on our financial position, statement of operations or cash flow.

3.	Going Concern and Management’s Plans

For the year ended December 31, 2014 and 2013, we incurred net losses from continuing operations of approximately $13.0 million and $13.1 million, respectively, and we used cash for operations of approximately $10.2 million and $8.8 million, respectively. Further, we had significant accumulated deficits of approximately $78.4 million and $65.9 million as of December 31, 2014 and 2013, respectively, due to recurring losses since our inception.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On January 31, 2014, we completed a Series E Preferred Share financing in which we raised an additional $19.0 million. See Note 13 for additional information. We also have the ability to raise funds by various methods, including utilization of our $50 million shelf registration, of which $47.3 million is remaining, as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

4.	VIE Structure and Arrangements

To comply with PRC laws and regulation that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing and its subsidiary, Zhonghai Video, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has obtained substantial ability to control Sinotop Beijing and Zhonghai Video through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholder of Sinotop Beijing.

Management Services Agreement

Pursuant to a Management Services Agreement, as of March 9, 2010, between Sinotop Beijing and YOD Hong Kong (the “Management Services Agreement”), YOD Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual net profits of Sinotop Beijing during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Hong Kong’s future payment obligations.

The Management Services Agreement also provides YOD Hong Kong, or its designee, with a right of first refusal to acquire all or any portion of the equity of Sinotop Beijing upon any proposal by the sole shareholder of Sinotop Beijing to transfer such equity. In addition, at the sole discretion of YOD Hong Kong, Sinotop Beijing is obligated to transfer to YOD Hong Kong, or its designee, any part or all of the business, personnel, assets and operations of Sinotop Beijing which may be lawfully conducted, employed, owned or operated by YOD Hong Kong, including:

(a) business opportunities presented to, or available to Sinotop Beijing may be pursued and contracted for in the name of YOD Hong Kong rather than Sinotop Beijing, and at its discretion, YOD Hong Kong may employ the resources of Sinotop Beijing to secure such opportunities;

(b) any tangible or intangible property of Sinotop Bejing, any contractual rights, any personnel, and any other items or things of value held by Sinotop Beijing may be transferred to YOD Hong Kong at book value;

(c) real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by YOD Hong Kong by acquisition, lease, license or otherwise, and made available to Sinotop Beijing on terms to be determined by agreement between YOD Hong Kong and Sinotop Beijing;

(d) contracts entered into in the name of Sinotop Beijing may be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and Sinotop Beijing; and

(e) any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of Sinotop Beijing.

The term of the Management Services Agreement is 20 years, and may not be terminated by Sinotop Beijing, except with the consent of, or a material breach by, YOD Hong Kong.

Equity Pledge Agreement

Pursuant to an Equity Pledge Agreement among YOD Hong Kong, Sinotop Beijing and the sole shareholder of Sinotop Beijing (the “Shareholder”), dated March 9, 2010, the Shareholder pledged all of its equity interests in Sinotop Beijing (the “Collateral”) to YOD Hong Kong as security for the performance of the obligations of Sinotop Beijing to make all of the required management fee payments pursuant to the Management Services Agreement. The term of the Equity Pledge Agreement expires two years from Sinotop Beijing’s satisfaction of all obligations under the Management Services Agreement.

Option Agreement

Pursuant to an Option Agreement among YOD Hong Kong, Sinotop Beijing and Shareholder, dated March 9, 2010, and entered into in connection with the Management Services Agreement, the Shareholder granted an exclusive option to YOD Hong Kong, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Shareholder’s equity in Sinotop Beijing. The aggregate purchase price of the option is equal to the registered paid-in capital of the Shareholder. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Shareholder is transferred to YOD Hong Kong, or its designee, or until the maximum period allowed by law has run, and may not be terminated by any party to the agreement without the consent of the other parties.

Voting Rights Proxy Agreement

Pursuant to a Voting Rights Proxy Agreement among YOD Hong Kong, Sinotop Beijing and the Shareholder, dated March 9, 2010, the Shareholder granted to YOD Hong Kong an irrevocable proxy, for the maximum period of time permitted by law, all of its voting rights as a shareholder of Sinotop Beijing. The Shareholder may not transfer any of its equity interest in Sinotop Beijing to any party other than YOD Hong Kong. The Voting Rights Proxy Agreement may not be terminated except upon the written consent of all parties, or unilaterally by YOD Hong Kong upon 30 days’ notice.

On June 4, 2012, YOD Hong Kong assigned all rights under the above agreement to YOD WFOE, its wholly-owned subsidiary. Accordingly, YOD WFOE may exercise the above agreements in place of YOD Hong Kong.

Under the above contractual agreements, YOD WFOE has the power to direct the activities of the Sinotop Beijing, and can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhonghai Video that can be used only to settle obligations of Sinotop Beijing or Zhonghai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of December 31, 2014. As Sinotop Beijing and Zhonghai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIE’s, as applicable for the periods presented, affected the Company's consolidated financial statements.

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$506,525	$3,074,107
Accounts receivable, net	1,091,076	166,374
Licensed content, current	1,041,609	277,997
Prepaid expenses	105,918	251,203
Other current assets	12,811	1,458
Intercompany receivables due from the Company's subsidiaries (i)	572,192	783,988
Total current assets	3,330,131	4,555,127
Property and equipment, net	297,898	410,642
Licensed content, non-current	35,648	12,319
Intangible assets, net	5,291	9,538
Long-term equity investments	850,054	673,567
Other non-current assets	272,657	-
Total assets	$4,791,679	$5,661,193

LIABILITIES
Current liabilities:
Accounts payable	$8,598	$$3,043
Deferred revenue	13,431	68,969
Accrued expenses and other liabilities	573,620	25,018
Accrued license fees	348,007	1,200,764
Intercompany payables due to the Company's subsidiaries (i)	11,200,536	8,636,434
Total current liabilities	12,144,192	9,934,228
Total liabilities	$12,144,192	$9,934,228

 (i) Intercompany receivables and payables are eliminated upon consolidation.

	December 31,	December 31,
	2014	2013
Net revenue	$1,962,622	$308,695
Net loss	$(3,173,010)	$(4,529,372)

	December 31,	December 31,
	2014	2013
Net cash used in operating activities	$(2,284,452)	$(1,233,993)
Net cash provided by/(used in) investing activities	$(278,469)	$3,672,829
Net cash provided by financing activities	$-	$561,356

5.	Discontinued Operations

In order to focus on our core VOD business and help with cash flow needs, the Company sold its 51% ownership of Jinan Broadband to Shandong Broadcast Networks Limited. Total consideration for the sale was RMB29,000,000, and the sale became finalized on July 31, 2013. The Company received an initial payment of RMB5,000,000 (approximately $811,000) in the third quarter of 2013 and the final payment of RMB 24,000,000 (approximately $3,920,000) in the fourth quarter of 2013.

Jinan Broadband met the criteria for being reported as a discontinued operation for the year ended December 31, 2013. We do not have any continuing involvement with Jinan Broadband. The related gain on the sale was reported in discontinued operations during the year ended December 31, 2013.

The following table summarizes the results from discontinued operations:

December 31,
2013
(7 months)
Revenue	$3,095,148

Net loss before income taxes and non-controlling interest	(360,795)
Income tax benefit	-
Net loss from discontinued operations	(360,795)
Plus: Net loss attributable to non-controlling interest	176,790
Net loss attributable to YOU On Demand shareholders	$(184,005)

6.	Sales of WFOE and Dissolution of Jinan Zhong Kuan

On March 25, 2014, we sold Beijing China Broadband Network Technology Co., Ltd. (“WFOE”), our wholly-owned subsidiary, to Linkstar Global Investment Limited. On the same date, we dissolved Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd. (“Jinan Zhong Kuan”), the VIE of WFOE. Both WFOE and Jinan Zhong Kuan were investment holding companies and were sold or dissolved when we determined that they were no longer required for our organizational structure. Total consideration for the sale of WFOE was US$50,000, which we received in the third quarter of 2014. In accordance with ASC 810-10-40, Deconsolidation of a Subsidiary, we derecognized the net assets associated with WFOE and Jinan Zhong Kuan on March 25, 2014 when we ceased to have controlling financial interest in these entities.

7.	Long-Term Equity Investment

During the second quarter of 2014, Shandong Lushi Media Co., Ltd (“Shandong Media”), a PRC company 30% owned by Sinotop Beijing, initiated the process to increase their registered capital from RMB5,044,200 to RMB9,330,000. The purpose of the financing activity was to allow Shandong Media to develop a multi-media platform to expand its current business into the Internet space. In August 2014, the Company invested cash of RMB1,285,800 ($208,760) into Shandong Media to maintain our 30% equity ownership.

8.	Property and Equipment

The following is a breakdown of our property and equipment:

	December 31,	December 31,
	2014	2013

Furniture and office equipment	$959,080	$965,568
Leasehold improvements	190,722	184,129
Total property and equipment	1,149,802	1,149,697
Less: accumulated depreciation	(829,131)	(649,839)
Net carrying value	$320,671	$499,858

We recorded depreciation expense of approximately $233,000 and $275,000, which is included in our operating expense for the years ended December 31, 2014 and 2013, respectively.

9.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of December 31, 2014 and 2013, the Company’s amortized intangible assets consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/ Cooperation agreements	$2,755,821	$(608,580)	$2,147,241	$2,755,821	$(470,789)	$2,285,032
Non-compete agreement	-	-	-	3,637,512	(3,637,512)	-
Software and licenses	253,930	(215,358)	38,572	282,399	(200,833)	81,566
Website development	356,425	(356,425)	-	361,919	(241,280)	120,639
Total finite lived intangible assets	$3,366,176	$(1,180,363)	$2,185,813	$7,037,651	$(4,550,414)	$2,487,237
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,500,466	$(1,180,363)	$2,320,103	$7,171,941	$(4,550,414)	$2,621,527

During the year ended December 31, 2014, our acquired intangible asset was comprised of software, which was recognized over the weighted-average amortization period of 5.0 years.

We recorded amortization expense related to our finite lived intangible assets of approximately $304,000 and $499,000 during the year ended December 31, 2014 and 2013, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2015	$156,454
2016	154,589
2017	138,881
2018	138,881
2019	138,722
Thereafter	1,458,286
Total amortization to be recognized	$2,185,813

10.	Fair Value Measurements

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

We review the valuation techniques used annually to determine if the fair value measurements are still appropriate, and to evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.

The fair value of the warrant liabilities at December 31, 2014 and 2013 were valued using the Monte Carlo Simulation method which incorporated the following assumptions:

	December 31,	December 31,
	2014	2013
Risk-free interest rate	1.040%	1.186%
Expected volatility	70%	70%
Expected term (years)	2.67	3.67
Expected dividend yield	0%	0%

Our contingent consideration liability was settled on July 1, 2014 (see Note 11). The fair value of the option portion of our contingent consideration liability at December 31, 2013 was valued using the Black-Scholes Merton model which incorporated the following assumptions:

December 31,
2013
Risk-free interest rate	1.27%
Expected volatility	70%
Expected term (years)	4.0
Expected dividend yield	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, respectively:

		December 31, 2014
		Fair Value Measurements
		Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note14)	$	- $	- $	585,050	$585,050

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Available-for-sale securities	$1,371	$-	$-	$1,371

Liabilities
Warrant liabilities (see Note14)	$-	$-	$1,344,440	$1,344,440
Contingent purchase price consideration (see
Note 11)	$-	$-	$578,744	$578,744

The table below reflects the components effecting the change in fair value for the year ended December 31, 2014 and 2013, respectively:

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2014
			Change in
	January 1,		Fair Value	December 31,
	2014	Settlements	loss	2014
Liabilities:
Warrant liabilities (see Note14)	$1,344,440	$(1,380,629)	$621,239	$585,050
Contingent purchase price consideration (see Note 11)	$578,744	$(739,510)	$160,766	$-

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2013
			Change in
	January 1,		Fair Value	December 31,
	2013	Settlements	loss	2013
Liabilities:
Warrant liabilities (see Note14)	$878,380	$-	$466,060	$1,344,440
Contingent purchase price consideration (see Note 11)	$737,256	$(410,475)	$251,963	$578,744

The table below reflects the components effecting the change in fair value for the year ended December 31, 2014 and 2013, respectively:

	Quantitative Information about Level 3 Fair Value Measurements
	For the Year Ended December 31, 2014
	Fair Value at	Valuation	Unobservable
	12/31/2014	Techniques	Inputs	Input

Warrant liabilities	$585,050	Monte Carlo Simulation Model	Risk-free rate of interest	1.040%
			Expected volatility	70%
			Expected term (years)	2.67
			Expected dividend yield	0%

	Quantitative Information about Level 3 Fair Value Measurements
	For the Year Ended December 31, 2013
	Fair Value at	Valuation	Unobservable
	12/31/2013	Techniques	Inputs	Input

Warrant liabilities	$1,344,440	Monte Carlo Simulation Model	Risk-free rate of interest	1.186%
			Expected volatility	70%
			Expected term (years)	3.67
			Expected dividend yield	0%
Contingent consideration	$578,744	Black-Scholes Merton Model	Risk-free rate of interest	1.270%
			Expected volatility	70%
			Expected term (years)	4.00
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability and contingent consideration includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other payables and convertible promissory note as of December 31, 2014 and 2013, approximate fair value because of the short maturity of these instruments.

11.	YOD Hong Kong Contingent Consideration

In connection with the acquisition of YOD Hong Kong on July 30, 2010, if specified performance milestones are achieved, Weicheng Liu (“Mr. Liu” or “the Seller”) will be entitled to earn up to (i) an additional 403,820 shares of common stock of the Company, (ii) three-year warrants to purchase 571,275 shares of the Company’s common stock, and (iii) a four-year option to purchase 80,000 shares of the Company’s common stock which was equal to 5% of the total number of shares of the Company’s common stock (collectively, the securities referred to in clauses (i), (ii) and (iii) are referred to herein as the “Earn-Out Securities”). The milestones are as follows: YOD Hong Kong will ensure that (i) at the end of the first earn-out year (July 1, 2012), at least 3 million homes will have access to the Company’s VOD services, (ii) at the end of the second earn-out year (July 1, 2013), at least 11 million homes will have access to the Company’s VOD services, and (iii) at the end of the third earn-out year (July 1, 2014), at least 30 million homes will have access to the Company’s VOD services. The shares, warrants, and options are earned at a rate of one third for each milestone achieved.

Subsequent to the acquisition of YOD Hong Kong, the Company underwent a warrant exchange that converted the three-year warrants to be potentially earned under clause (ii) above to 332,002 shares of common stock. As such, the Earn-Out Securities subject to the achievement of the specified performance milestones were 735,822 shares of common stock and a four-year option to purchase 80,000 shares of common stock.

The Company recorded a contingent consideration obligation related to the Earn-Out Securities at the time of acquisition which totaled $2,750,966, representing the fair value of the estimated payment of the full earn-out. The contingent consideration was classified as a liability because the Earn-Out securities did not meet the fixed-for-fixed criteria under ASC 815-40-15 for equity classification, since the achievement of the milestones is not solely based on the operations of the Company. Further ASC 815-40-15 requires us to re-measure the contingent consideration obligation at the end of every reporting period with the change in value reported in the consolidated statements of operations. Accordingly, we reported an expense of approximately $161,000 and $252,000, for the years ended December 31, 2014 and 2013, respectively.

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

12.	Related Party Transactions

(a) $3.0 Million Convertible Note

On May 10, 2012, our Executive Chairman and Principal Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”). Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company. Thereafter, on May 21, 2012, at the Company’s request, the Company and Mr. McMahon entered into Amendment No.1 to the Note, pursuant to which the price per share at which the Note, or any convertible Securities into which the Note is converted, may be converted into shares of the Company’s common stock, shall not be less than $4.75, which amount represents the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

On April 12, 2013, the Majority Shareholders approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No.3 to the note pursuant to which (i) the Note will mature on November 10, 2013, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note is repaid.

In connection with the Series D Amendment (as discussed below in Note 13), on November 4, 2013, the Company and Mr. McMahon entered into a waiver, pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note (as discussed below in Note 13) is repaid in full or converted into shares of Series D Preferred Stock, and (iii) Mr. McMahon waived the Company’s obligation to repay the Note with the proceeds received from the issuance of the Bridge Note.

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2014. As a result, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, we recognized a beneficial conversion feature of approximately $2,126,000 which was reflected as interest expense and additional paid-in capital since the note was payable upon demand.

Effective December 30, 2014, the Company and Mr. McMahon entered into Amendment No. 5 pursuant to which the maturity date of the Note was extended to December 31, 2016. The Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

For the year ended December 31, 2014 and 2013, the Company recorded interest expense of $2,444,000 and $120,000 related to the Note.

(b) Short-term Loans

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

(c) Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $163,000 and $161,000 for the years ended December 31, 2014 and 2013, respectively, to Hua Cheng, the minority shareholder of Zhong Hai Video.

(d) Sale of WFOE

Effective March 25, 2014, Beijing China Broadband Network Technology Co., Ltd. (“WFOE”), our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited, whose sole shareholder is a family member of one of our management personnel. Total consideration received from the sale of WFOE amounted to $50,000 (see Note 6).

13.	Series D and Series E Preferred Stock Financing and Convertible Note

(a) Series D Preferred Stock

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

The Company paid issuance costs of approximately $849,000 in cash and issued warrants to the placement agent to purchase 228,571 shares of our common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected term of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.60% . The exercise price of the warrants was $1.75. The warrants were valued at $247,995 at the date of issuance. The Series D Preferred Stock was recorded net of issuance costs of $1,097,041 at the issuance date, as a charge to additional paid-in capital, due to our deficit in retained earnings during the period ended December 31, 2013.

The Company recognized a beneficial conversion feature discount on the Series D Preferred Stock which was the fair value of the common stock at the commitment date for the Series D Preferred Stock investment, less the effective conversion price. As such, the Company recognized approximately $183,000 of beneficial conversion feature at the issuance date. Subsequently, the Company exchanged the Series D Preferred Stock to Series E Preferred Stock, which was binding and legally enforceable by both parties on January 31, 2014. As such, the previously recognized beneficial conversion feature of $183,000 related to our Series D Preferred Stock was reversed and the Company recognized approximately $2,651,000 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, the Company was obligated to pay cumulative dividends of 4% per annum on the Series D Preferred Stock. In the first quarter of 2014, we paid in full the total cumulative dividends due of $92,000.

(b) $2.0 Million Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note had an annual interest rate of 4% and a maturity date of January 5, 2015. Upon the closing of a financing pursuant to the terms of the Series D Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media would invest funds in the Company in exchange for shares of the Series E Preferred Stock, the principal amount and all unpaid interest of the Bridge Note would be automatically converted into shares of Series E Preferred Stock at a conversion price equal to the per share purchase price paid for the Series E Preferred Stock by C Media. If the Bridge Note was not converted into shares of Series E Preferred Stock within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Purchase Agreement (defined below) would have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Purchase Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note would, at C Media’s option, be converted into shares of the Company’s Series D Preferred Stock at a conversion price of $1.75 per share. In connection with the issuance of the Bridge Note, we recorded debt issuance costs of approximately $370,000 that is to be amortized over the period of the earliest possible conversion date which was January 31, 2014. As such we recorded interest expense of approximately $129,000 and $241,000 during 2014 and 2013, respectively. The issuance costs included cash paid of $241,936 and the issuance of warrants to the placement agent to purchase 114,285 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected term of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.36% . The exercise price of the warrants was $1.75. The warrants were valued at $128,072 at the date of issuance.

(c) Amendment to Series D Stock Purchase Agreement

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

Also in connection with the Series D Amendment, C Media executed a waiver and consent with the Company as of October 31, 2013 agreeing, among other things, to waive its right to redeem its Series D Preferred Stock as of October 31, 2013 until the 30th day following the issuance of the Bridge Note or by January 31, 2014.

On December 4, 2013, C Media exercised its extension option which extended the date to January 31, 2014.

(d) Series E Preferred Stock

On January 31, 2014, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with C Media and certain other purchasers (collectively, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 14,285,714 shares of Series E Preferred Stock of the Company for $1.75 per share, or a total purchase price of $25.0 million. Among the 14,285,714 shares of Series E Preferred Stock issued to the Investors, (i) 1,142,857 shares were issued upon the conversion of the Bridge Note issued to C Media in principal amount of $2,000,000, (ii) 10,857,143 shares were issued for an aggregate purchase price of $19 million, and (iii) 2,285,714 shares were issued upon the exchange of 2,285,714 shares of Series D Preferred Stock held by C Media, which constitute all of the issued and outstanding shares of Series D Preferred Stock, into the Series E Preferred Stock pursuant to the Series E Purchase Agreement. In connection with the issuance of the Series E Preferred Stock, we recorded issuance costs of $4,552,347 to additional paid in capital. The issuance costs included cash paid of approximately $2,386,000 and the issuance of warrants to the placement agent to purchase 1,085,714 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected term of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.49% . The exercise price of the warrants was $1.75. The warrants were valued at $2,166,296 at the date of issuance.

In connection with the Series E financing, the Company recognized a beneficial conversion feature discount on the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at commitment date for the Series E Preferred Stock investment, less the effective conversion price. As such, the Company recognized a total beneficial conversion feature of approximately $16,402,000 as deemed dividend on preferred stock.

14.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with FASB ASC 815-40-15-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued at each year end based on the Monte Carlo valuation.

As of December 31, 2014 and 2013, the warrant liability was re-valued as disclosed in Note 10, and was adjusted to its current fair value of approximately $585,000 and $1,344,000 as determined by the Company, resulting in a loss of approximately $621,000 for the year ended December 31, 2014. During year ended December 31, 2014, 440,813 warrants were exercised at an exercise price $1.50 for gross proceeds received of approximately $661,000.

15.	Share-Based Payments

As of December 31, 2014, the Company has 1,800,226 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share based payments expense during the years ended December 31, 2014 and 2013:

	December 31,	December,31
	2014	2013
Employees and directors share-based payments	$1,340,000	$540,000	(i)
Cost of stock option price reduction	-	55,000	(ii)
Stock issued for services	-	442,000	(iii)
Stock warrants issued for services	-	109,000	(iv)
	$1,340,000	$1,146,000

-------
(i) The Company awards common stock and stock options to employee and directors as compensation for their services, and accounts for its stock option awards to employees and directors pursuant to the provisions of ASC 718, Compensation – Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

(ii) The Compensation Committee of the Board of Directors (acting as Administrator) reduced the exercise price of 701,167 outstanding stock options granted under the Company’s 2010 Equity Incentive Plan to $2.00. The Plan permits the Administrator to reduce the exercise price of any award granted under the Plan if the fair market value of the award has declined since the date of grant. All other terms of these options, including, without limitation, the exercise date, vesting schedule and the number of shares to which each option pertains, remain unchanged. The exercise prices of stock options for all employees were adjusted except that the exercise price of stock options held by the Company’s Chairman, Shane McMahon, and the Company’s CEO, Weicheng Liu. As a result of the exercise price modification, the Company recognized additional compensation expense of $55,000 for the stock options held by 30 employees for the year ended December 31, 2013.

(iii) During 2013, 60,501 shares were issued to certain consultants for services provided to us. We recorded the cost of common shares at the closing price on the issue date which is the date the service is completed. We expensed to consulting and marketing services $442,000 during the year ended December 31, 2013. No shares were issued for services in 2014.

(iv) In 2013, we issued 166,677 warrants to consultants for services and 6,667 warrants vested during 2013. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Merton valuation model. We expensed to marketing $109,000 during the year ended December 31, 2013. No warrants were issued for services in 2014.

(a) Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of December 31, 2014, options available for issuance are 2,003,297 shares.

Stock option activity for the year ended December 31, 2014 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2014	1,878,835	$2.64
Granted	62,999	3.15
Exercised	(46,727)	1.94
Expired	(12,862)	1.89
Forfeited	(82,019)	1.75
Outstanding at December 31, 2014	1,800,226	$2.73	6.68	$156,572

Vested and expected to be vested as of December 31, 2014	1,800,226	$2.73	6.68	$156,572

Options exercisable at December 31, 2014 (vested)	1,544,752	$2.86	6.38	$69,743

The weighted average grant-date fair value of options granted during the years ended December 31, 2014, and 2013, was $1.70 and $1.26. The total intrinsic value of options exercised during the years ended December 31, 2014, and 2013, was $27,820 and $1,636.

As of December 31, 2014, approximately $422,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 2.34 years. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was approximately $619,000 and $540,000, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the years presented:

	December,31	December,31
	2014	2013
Exercise multiple	2.52~2.91	1.65
Expected term	10 years	10 years
Expected volatility	70%	70%
Expected dividend yield	0%	0%
Risk free interest rate	1.43%~2.66%	2.66%
Fair value	1.33~2.23	1.26

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of December 31, 2014, the weighted average exercise price was $2.20 and the weighted average remaining life was 3.39 years. The following table outlines the warrants outstanding and exercisable as of December 31, 2014 and December 31, 2013:

	2014	2013
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants (i)	536,250	977,063	$1.50	08/30/17
2013 Service Agreement Warrants	-	166,667	$2.00	02/26/18
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	-	$1.75	01/31/19
	2,191,487	1,713,253

(i) The warrants are calssified as derivative liabilities as disclosed in Note 14.

16.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the years ended December 31, 2014 and 2013, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	December 31,	December 31,
	2014	2013
Warrants	2,191,487	1,713,253
Options	1,800,226	1,878,835
Series A Preferred Stock	933,333	933,333
Series C Preferred Stock	-	140,000
Series D 4% Preferred Stock	-	2,320,434
Series E Preferred Stock	7,365,283	-
Convertible promissory notes	1,895,765	2,977,315
Total	14,186,094	9,963,170

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,	December 31,
	2014	2013
Exercise of stock warrants	2,191,487	1,713,253
Exercise and future grants of stock options	3,986,074	4,023,871
Conversion of preferred stock	8,298,616	3,393,767
Contingent issuable shares in connection with YOD Hong Kong acquisition	-	245,274
Issuable shares from conversion of promissory notes payable	1,895,765	2,977,315
Total	16,371,942	12,353,480

17.	Income Taxes

(a) Corporate Income Tax (“CIT”)

YOD was incorporated in Nevada and is subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

YOD Hong Kong was incorporated in HK as a holding company. The statutory income tax rate in HK is 16.5% .

All of the Company’s income is generated in the PRC. WFOE, YOD WFOE, Sinotop Beijing, Zhong Hai Video, Jinan Zhong Kuan are PRC entities. The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

In accordance with the Corporate Income Tax Law of the PRC (“CIT Law”), effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law. Since our non-PRC entities have accumulated loss, the application of this tax rule will not result in any PRC tax liability, if our non-PRC incorporated entities are deemed PRC tax residents.

The CIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Under the PRC-HK tax treaty, the withholding tax on dividends is 5% provided that a HK holding company qualifies as a HK tax resident as defined in the tax treaty. No provision was made for the withholding income tax liability as the Company’s foreign subsidiaries were in accumulated loss.

Loss before tax and the provision for income tax benefit consists of the following components:

	2014	2013
Loss before tax	$(13,328,813)	$(13,253,242)
Deferred tax benefit of net operating loss
United States	$-	$-
PRC/Hong Kong	(304,670)	(68,523)
	(304,670)	(68,523)
Deferred tax benefit other than benefit of net operating loss
United States	-	-
PRC/Hong Kong	-	(42,743)

Total income tax benefit	$(304,670)	$(111,266)

A reconciliation of the expected income tax derived by the application of the 34.0% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2014	2013
U. S. statutory income tax rate	34.0%	34.0%
Non-deductible expenses	-2.5%	-1.6%
Non-deductible interest expenses	-6.1%	-
Non-taxable change in warrant liabilities	-1.6%	-1.2%
Non-taxable (gain)/loss on contingent consideration	-0.4%	-0.6%
Forfeiture of capital loss	-3.2%	-
Increase in valuation allowance	-18.5%	-22.5%
Rate-differential on foreign income invested indefinitely	-	-5.0%
Others	0.5%	-2.1%
Effective income tax rate	2.3%	0.8%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
U.S. NOL	9,563,551	6,809,115
Foreign NOL	2,790,913	2,495,773
Accrued payroll and expense	479,116	1,334,949
Nonqualified options	829,354	306,559
Marketable securities	131,691	100,795
Capital loss carryover	72,660	482,898
Others	92,675	54,333

Total deferred tax assets	13,959,960	11,584,422

Less: valuation allowance	(13,783,420)	(11,319,919)

Deferred tax liabilities
Deferred rent	(4,301)	(522)
Basis in equity method investee		(12,760)
Intangible assets	(536,811)	(377,030)
Total deferred tax liabilities	(541,112)	(390,312)

Net deferred tax liability	(364,572)	(125,809)

As of December 31, 2014, the Company had approximately $21.7 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $11.2 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2034 and year 2015 to year 2019, respectively. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of approximately $165,000. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased approximately $2.5 million and $0.6 million ($3.0 million, less the removal of $2.4 million from discontinued operations) during the years ended December 31, 2014 and 2013, respectively. The increase was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize.

(b) Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013:

	2014	2013
Balance, beginning of year	$(1,718,974)	$(1,718,974)
Increase from prior year's tax positions	-	-
Reduction resulting from the lapse of the statute of limitations	-	-
Balance, end of year	$(1,718,974)	$(1,718,974)

As of December 31, 2014 and 2013, the Company did not accrue any material interest and penalties.

The Company's United States income tax returns are subject to examination by the Internal Revenue Service for at least 2010 and later years. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies' inceptions in 2007 through 2014 as applicable.

18.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2014, the Company's potential minimum cash obligation to these employees was approximately $1,806,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased Property
Years ending December 31,	Costs
2015	$816,641
2016	693,344
2017	57,725
Total	$1,567,709

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Years ending December 31,	Content Costs
2015	$2,143,000
2016	1,705,000
Total	$3,848,000

(d) Lawsuits and Legal Proceedings

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

19.	Concentration, Credit and Other Risks

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through its Zhonghai Video, which the Group consolidates as a result of a series of contractual arrangements enacted among YOD WFOE, Sinotop Beijing as the parent company of Zhonghai Video and the legal shareholder of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing or its legal shareholder fails to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through the operations of PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Group cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company's ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Group’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Group’s ability to conduct business in the PRC.

(b) Major Customers

The Company relies on agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators, during the course of its business. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

For the year ended December 31, 2014, two customers individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for 10% of the Company’s net accounts receivables as of December 31, 2014.

For the year ended December 31, 2013, three customers individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for 10% of the Company’s net accounts receivables as of December 31, 2013.

(c) Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the year ended December 31, 2014, three suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of December 31, 2014.

For the year ended December 31, 2013, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for 10% of the Company’s accounts payable as of December 31, 2013.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivables. As of December 31, 2014 and 2013, the Group’s cash and cash equivalents were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Group’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Group performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e) Foreign Currency Risks

A majority of the Group’s operating transactions are denominated in RMB and a significant portion of the Group’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Group in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

20.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $31,000 and $45,000 for the years ended December 31, 2014 and 2013, respectively.

21.	Subsequent Event

On March 30, 2015, Marc Urbach and the Company entered into a retention and separation agreement, pursuant to which Mr. Urbach resigned as President and Chief Financial Officer of the Company, and from all other positions he holds with respect to the Company effective March 31, 2015. On the same date, Mr. Urbach and the Company entered into a consulting agreement for a period of six months commencing from March 31, 2015. Under these agreements, Mr. Urbach shall be entitled to receive a lump sum payment of his severance payment, all unpaid expenses, earned but unpaid bonuses and benefits from the Company and its employee benefit plans, in addition to a fixed consulting fee on a monthly basis from April 1 to September 30, 2015. All outstanding unvested options, warrants or restricted stock previously granted to Mr. Urbach also became fully vested on March 31, 2015.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2012].
3.2	Second Amended and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015.
3.4	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].
3.5	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].
3.6	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].
3.7	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated May 20, 2010 [incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].
4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon [incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].
4.3	Form of Warrant issued on July 30, 2010 to Steven Oliveira [incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].
4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].
10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].
10.2	Option Agreement, dated March 9, 2010, by and among Sinotop Hong Kong, Sinotop Beijing, and Zhang Yan (the sole shareholder of Sinotop Beijing) [incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].
10.3	Termination, Assignment and Assignment Agreement, dated June 4, 2012, by and among Sinotop Hong Kong, YOD WFOE, Sinotop Beijing and Zhang Yan [incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].
10.4	Equity Pledge Agreement, dated June 4, 2012, by and among YOD WFOE, Sinotop Beijing and Zhang Yan [incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].
10.5	Voting Rights Proxy Agreement, dated June 4, 2013, by and among YOD WFOE, Sinotop Beijing and Zhang Yan [incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].
10.6	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
10.7	Employment Agreement, dated January 31, 2014 between the Company and Weicheng Liu [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.8	Employment Agreement, dated January 31, 2014 between the Company and Marc Urbach [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
10.9	Employment Agreement, dated January 31, 2014 between the Company and Xuesong Song [incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
10.10	Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].
10.11	Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].
10.12	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2012].
10.13	Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on May 21, 2012].
10.14	Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on October 23, 2012].
10.15	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2013].
10.16	Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].
10.17	Amendment No. 5 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35561) filed on January 2, 2015].
10.8	Series D Preferred Stock Purchase Agreement, dated as of July 5, 2013, between the Company and C Media Limited [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].
10.19	English Translation of Equity Transfer Agreement, dated May 20, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 6, 2013].
10.20	English Translation of Letter Agreement, dated July 23, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 6, 2013].
10.21	English Translation of Letter Agreement, dated July 31, 2013, between Beijing China Broadband Network Technology Co., Ltd. and Shandong Broadcast Network [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 6, 2013].
10.22	Convertible Promissory Note in $2,000,000 principal amount issued to C Media Limited, dated November 4, 2013 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].
10.23	Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated November 4, 2013, between the Company and C Media Limited [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].
10.24	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].
10.25	Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.26*	Retention and Separation Agreement, dated as of March 30, 2015, by and between the Company and Marc Urbach.
10.27*	Consulting Agreement, dated as of March 31, 2015, by and between the Company and Marc Urbach.
21	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the Company's Amendment No. 1 to Annual Report on Form 10-K (File No. 001-35561) filed on February 26, 2014.
23.1*	Consent of UHY LLP.
23.2*	Consent of KPMG Huazhen (SGP).
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith