Form 10-Q
period 2015-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2015-05-14
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
23,835,370 shares as of May 12, 2015.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2015

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to the business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, which was sold effective March 25, 2014; (ix) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Dian Guang Information Technology Co. Ltd., a PRC company controlled through contractual arrangements, which was dissolved effective March 25, 2014; (x) “SEC” are to the United States Securities and Exchange Commission; (xi) “Securities Act” are to Securities Act of 1933, as amended; (xii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xiii) “PRC” and “China” are to People’s Republic of China; (xiv) “Renminbi” and “RMB” are to the legal currency of China; (xv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xvi) “VIE” refers to our current variable interest entity, Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC. AND ITS SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,395,492	$10,812,371
Accounts receivable, net	1,775,563	1,091,076
Licensed content, current	1,180,509	1,041,609
Prepaid expenses	551,464	196,474
Other current assets	31,750	22,442
Total current assets	11,934,778	13,163,972
Property and equipment, net	289,887	320,671
Licensed content, non-current	30,567	35,648
Intangible assets, net	2,280,987	2,320,103
Goodwill	6,648,911	6,648,911
Long-term equity investments	818,225	850,054
Other non-current assets	365,267	365,006
Total assets	$22,368,622	$23,704,365

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entity (“VIE”) without recourse to the Company of $10,487 and $8,598 as of March 31, 2015 and December 31, 2014, respectively)	$30,329	$110,814
Deferred revenue (including deferred revenue of VIE without recourse to the Company of $129,873 and $13,431 as of March 31, 2015 and December 31, 2014, respectively)	129,873	13,431
Accrued expenses and other liabilities (including accrued expenses and other liabilities of VIE without recourse to the Company of $650,844 and $573,620 as of March 31, 2015 and December 31, 2014, respectively)	3,073,209	2,046,783
Accrued license fees (including accrued license fees of VIEs without recourse to the Company of $607,571 and $348,007 as of March 31, 2015 and December 31, 2014, respectively)	607,571	348,007
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	600,345	585,050
Total current liabilities	7,441,327	6,104,085
Deferred income tax liability	355,960	364,572
Total liabilities	7,797,287	6,468,657

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at March 31, 2015 and December 31, 2014, respectively	1,261,995	1,261,995

Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,326,426 and 7,365,283 shares issued and outstanding, liquidation preference of $12,821,246 and $12,889,250 at March 31, 2015 and December 31, 2014, respectively	7,326	7,365
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 23,832,559 and 23,793,702 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	23,833	23,794
Additional paid-in capital	96,600,948	96,347,272
Accumulated deficit	(81,155,356)	(78,356,567)
Accumulated other comprehensive loss	(63,847)	(66,032)
Total YOU On Demand shareholder’s equity	15,412,904	17,955,832
Non-controlling interest	(2,103,564)	(1,982,119)
Total equity	13,309,340	15,973,713
Total liabilities, convertible redeemable preferred stock and equity	$22,368,622	$23,704,365

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenue	$1,027,928	$137,681
Cost of revenue	1,042,999	875,938
Gross loss	(15,071)	(738,257)

Operating expenses:
Selling, general and administrative expense	2,448,302	1,640,640
Professional fees	288,718	185,484
Depreciation and amortization	89,743	149,960
Total operating expense	2,826,763	1,976,084

Loss from operations	(2,841,834)	(2,714,341)

Interest and other income/(expense)
Interest expense, net	(28,323)	(2,288,738)
Change in fair value of warrant liabilities	(15,295)	(2,439,018)
Change in fair value of contingent consideration	-	(703,126)
Loss on long-term equity investments	(32,403)	(4,908)
Gain from disposal of consolidated entities	-	727,963
Others	(9,767)	(52,666)
Net loss before income taxes and non-controlling interest	(2,927,622)	(7,474,834)

Income tax benefit	8,612	22,942

Net loss	(2,919,010)	(7,451,892)

Net loss attributable to non-controlling interest	120,221	234,784

Net loss attributable to YOU On Demand shareholders	(2,798,789)	(7,217,108)

Dividends and deemed dividends on preferred stock	-	(16,402,161)

Net loss attributable to YOU On Demand common shareholders	$(2,798,789)	$(23,619,269)

Basic and diluted loss per share	$(0.12)	$(1.48)

Weighted average shares outstanding:
Basic and diluted	23,815,720	15,931,394

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net loss	$(2,919,010)	$(7,451,892)
Other comprehensive income/(loss), net of tax of nil and nil for the three months ended March 31, 2015 and 2014, respectively
Foreign currency translation adjustments	961	24,715
Comprehensive loss	(2,918,049)	(7,427,177)
Comprehensive loss attributable to non-controlling interest	121,445	241,665
Comprehensive loss attributable to YOU On Demand shareholders	$(2,796,604)	$(7,185,512)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,919,010)	$(7,451,892)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	403,676	138,656
Provision for doubtful accounts	9,087	-
Depreciation and amortization	89,743	149,960
Amortization of interest expense related to debt issuance costs	-	128,879
Amortization of interest expense related to beneficial conversion feature	-	2,126,301
Income tax benefit	(8,612)	(22,942)
Loss on long-term equity investments	32,403	4,908
Loss on disposal of assets	941	-
Change in fair value of warrant liabilities	15,295	2,439,018
Change in fair value of contingent consideration	-	703,126
Gain from disposal of consolidated entities	-	(727,963)
Change in assets and liabilities,
Accounts receivable	(693,574)	(21,896)
Licensed content	(133,819)	(595,150)
Prepaid expenses and other assets	(364,559)	(79,409)
Accounts payable	(80,485)	591,927
Accrued expenses and other liabilities	876,426	(33,275)
Deferred revenue	116,442	11,485
Accrued license fee	259,564	(202,539)
Net cash used in operating activities	(2,396,482)	(2,840,806)

Cash flows from investing activities:
Acquisition of property and equipment	(20,693)	(2,530)
Sale of subsidiary	-	(57,549)
Net cash used in investing activities	(20,693)	(60,079)

Cash flows from financing activities
Proceeds from sale of Series E Preferred Stock	-	16,613,949
Proceeds from the exercise of warrants and options	-	521,667
Series D Preferred Stock dividend payment	-	(92,054)
Convertible note interest paid	-	(19,508)
Net cash provided by financing activities	-	17,024,054
Effect of exchange rate changes on cash	296	8,852
Net increase/(decrease) in cash and cash equivalents	(2,416,879)	14,132,021

Cash and cash equivalents at beginning of period	10,812,371	3,822,889

Cash and cash equivalents at end of period	$8,395,492	$17,954,910

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$19,508
Value of warrants issued for issuance costs in connection with Preferred Series E Preferred Stock	$-	$2,166,296
Conversion of convertible promissory note for Series E Preferred Stock	$-	$2,000,000
Exchange of Series D Preferred Stock for Series E Preferred Stock	$-	$4,000,000
Exchange of Series E Preferred Stock for Common stock	$39	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc. and Its Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2015

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2015	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	-	-	214,404	-	-	214,404	-	214,404
Common stock issued for services	-	-			39,272	-	-	39,272	-	39,272
Conversion of Series E Preferred Stock into common stock	(38,857)	(39)	38,857	39	-	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(2,798,789)	-	(2,798,789)	(120,221)	(2,919,010)
Foreign currency translation adjustments	-	-	-	-	-	-	2,185	2,185	(1,224)	961

Balance, March 31, 2015	7,326,426	$7,326	23,832,559	$23,833	$96,600,948	$(81,155,356)	$(63,847)	$15,412,904	$(2,103,564)	$13,309,340

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 30, 2015 (our “2014 Annual Report”).

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2015, we incurred a net loss of approximately $2.9 million and we used cash for operations of approximately $2.4 million. Further, we had an accumulated deficit of approximately $81.2 million as of March 31, 2015.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On January 31, 2014, we completed a Series E Preferred Stock financing (as discussed below in Note 9) in which we raised an additional $19.0 million. We also have the ability to raise funds by various methods, including utilization of our $50 million shelf registration, of which $47.3 million is remaining, as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	VIE Structure and Arrangements

To comply with PRC laws and regulation that prohibit or restrict foreign ownership of companies that provide value-added telecommunication services, the Company provides its services through Sinotop Beijing and its subsidiary, Zhonghai Video, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has obtained substantial ability to control Sinotop Beijing and Zhonghai Video through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholder of Sinotop Beijing.

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

Option Agreement

Pursuant to an Option Agreement among YOD Hong Kong, Sinotop Beijing and the Shareholder, dated March 9, 2010, and entered into in connection with the Management Services Agreement, the Shareholder granted an exclusive option to YOD Hong Kong, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Shareholder’s equity in Sinotop Beijing. The aggregate purchase price of the option is equal to the registered paid-in capital of the Shareholder. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Shareholder is transferred to YOD Hong Kong, or its designee, or until the maximum period allowed by law has run, and may not be terminated by any party to the agreement without the consent of the other parties.

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

Under the above contractual agreements, YOD WFOE has the power to direct the activities of the Sinotop Beijing, and can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhonghai Video that can be used only to settle obligations of Sinotop Beijing or Zhonghai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of March 31, 2015. As Sinotop Beijing and Zhonghai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIE, as applicable for the periods presented, affected the Company’s consolidated financial statements.

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$252,731	$506,525
Accounts receivable, net	1,775,563	1,091,076
Licensed content, current	1,180,509	1,041,609
Prepaid expenses	90,205	105,918
Other current assets	15,781	12,811
Intercompany receivables due from the Company's subsidiaries(i)	572,709	572,192
Total current assets	3,887,498	3,330,131
Property and equipment, net	275,162	297,898
Licensed content, non-current	30,567	35,648
Intangible assets, net	4,993	5,291
Long-term equity investments	818,225	850,054
Other non-current assets	272,903	272,657
Total assets	$5,289,348	$4,791,679

LIABILITIES
Current liabilities:
Accounts payable	$10,487	$8,598
Deferred revenue	129,873	13,431
Accrued expenses and other liabilities	650,844	573,620
Accrued license fees	607,571	348,007
Intercompany payables due to the Company's subsidiaries(i)	11,886,998	11,200,536
Total current liabilities	13,285,773	12,144,192
Total liabilities	$13,285,773	$12,144,192

(i)	Intercompany receivables and payables are eliminated upon consolidation

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net revenue	$1,027,928	$137,681
Net loss	$(633,487)	$(1,179,744)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net cash used in operating activities	$(233,114)	$(779,238)
Net cash used in investing activities	$(20,693)	$(1,573)
Net cash provided by financing activities	$-	$-

4.	Sales of WFOE and Dissolution of Jinan Zhong Kuan

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

5.	Property and Equipment

The following is a breakdown of our property and equipment:

	March 31,	December 31,
	2015	2014

Furniture and office equipment	$978,672	$959,080
Leasehold improvements	190,895	190,722
Total property and equipment	1,169,567	1,149,802
Less: accumulated depreciation	(879,680)	(829,131)
Net carrying value	$289,887	$320,671

We recorded depreciation expense of approximately $51,000 and $65,000, which is included in our operating expense for the three months ended March 31, 2015 and 2014, respectively.

6.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of March 31, 2015, the Company’s amortized intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/ Cooperation agreements	$2,755,821	$(643,028)	$2,112,793	$2,755,821	$(608,580)	$2,147,241
Software and licenses	253,930	(220,026)	33,904	253,930	(215,358)	38,572
Website development	356,425	(356,425)	-	356,425	(356,425)	-
Total definite lived intangible assets	$3,366,176	$(1,219,479)	$2,146,697	$3,366,176	$(1,180,363)	$2,185,813
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,500,466	$(1,219,479)	$2,280,987	$3,500,466	$(1,180,363)	$2,320,103

We recorded amortization expense related to our finite lived intangible assets of approximately $39,000 and $85,000 during the three months ended March 31, 2015 and 2014, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2015 (9 months)	$117,369
2016	154,782
2017	138,995
2018	138,995
2019	138,275
Thereafter	1,458,281
Total amortization to be recognized	$2,146,697

7.	Fair Value Measurements

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

We review the valuation techniques used to determine if the fair value measurements are still appropriate on an annual basis, and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.

The fair value of the warrant liabilities at March 31, 2015 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2014. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	March 31,	December 31,
	2015	2014
Risk-free interest rate	0.725%	1.040%
Expected volatility	70%	70%
Expected term (years)	2.42	2.67
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$600,345	$600,345

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$585,050	$585,050

The table below reflects the components effecting the change in fair value for the three months ended March 31, 2015:

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2015
			Change in
	January 1,		Fair Value	March 31,
	2015	Settlements	loss	2015
Liabilities:
Warrant liabilities (see Note 10)	$585,050	$-	$15,295	$600,345

	Quantitative Information about Level 3 Fair Value Measurements
	For the Three Months Ended March 31, 2015
	Fair Value at	Valuation	Unobservable
	03/31/2015	Techniques	Inputs	Input

Warrant liabilities	$600,345	Black-Scholes Merton Model	Risk-free rate of interest	0.725%
			Expected volatility	70%
			Expected term (years)	2.42
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other payables and convertible promissory note as of March 31, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments.

8.	Related Party Transactions

(a)	$3.0 Million Convertible Note

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

On April 12, 2013, our majority shareholders approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

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

In connection with the Series D Amendment (as discussed below in Note 9), on November 4, 2013, the Company and Mr. McMahon entered into a waiver, pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note (as discussed below in Note 9) is repaid in full or converted into shares of Series D Preferred Stock, and (iii) Mr. McMahon waived the Company’s obligation to repay the Note with the proceeds received from the issuance of the Bridge Note.

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

Effective December 30, 2014, the Company and Mr. McMahon entered into Amendment No. 5 to the Note pursuant to which the maturity date of the Note was extended to December 31, 2016. The Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

For the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $30,000 and $2,156,000, respectively, related to the Note.

(b)	Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”) to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the three months ended March 31, 2015, total revenue recognized amounted to $182,000. As of March 31, 2015, total accounts receivable due from C Media amounted to $182,000.

(c)	Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $40,000 and $41,000 for the three months ended March 31, 2015 and 2014, respectively, to Hua Cheng, the minority shareholder of Zhong Hai Video.

(d)	Sale of WFOE

Effective March 25, 2014, WFOE, our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited, whose sole shareholder is a family member of one of our management personnel. Total consideration for the sale of WFOE was US$50,000, which was received in the third quarter of 2014.

9.	Series D and Series E Preferred Stock Financing and Convertible Note

(a)	Series D Preferred Stock

On July 5, 2013, we entered into a Series D Preferred Stock Purchase Agreement with C Media, pursuant to which we sold to C Media 2,285,714 shares of Series D 4% Convertible Redeemable Preferred Stock of the Company (the “Series D Preferred Stock”) for $1.75 per share, or a total purchase price of $4,000,000.

The Series D Preferred Stock and any dividends thereon may be converted into shares of our common stock at any time by C Media at a conversion price of $1.75 per share. The dividends on the Series D Preferred Stock are payable, at our option, in cash, if permissible, or in additional shares of common stock. In the event the Series E Preferred Stock financing transaction is not consummated on or prior to October 31, 2013, the Series D Preferred Stock shall become immediately redeemable at the option of C Media. The redemption may be exercised in whole or in part at $1.75 dollars per share, plus all unpaid and accrued dividends. C Media shall have the right to vote with our stockholders in any matter. C Media shall be entitled to one vote per common stock on an as-converted basis, based on the conversion price of $1.75 per share. Upon any liquidation, dissolution or winding-up of the Company, C Media shall be entitled to receive an amount equal to the then-outstanding Series D Preferred Stock at $1.75 per share, plus any accrued and unpaid dividends, prior to and in preference of holders of common stock or Series A, B or C preferred stock.

Subsequently, the Company exchanged the Series D Preferred Stock to Series E Preferred Stock, effective as of  January 31, 2014. Previously recognized beneficial conversion feature of $183,000 related to the Series D Preferred Stock was reversed and the Company recognized approximately $2,651,000 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, in accordance with the terms of the Series D Preferred Stock Purchase Agreement, the Company paid the full cumulative dividends of $92,000 upon the exchange of the Series D Preferred Stock to Series E Preferred Stock.

(b)	$2.0 Million Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note had an annual interest rate of 4% and a maturity date of January 5, 2015. Upon the closing of a financing pursuant to the terms of the Series D Preferred Stock Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media would invest funds in the Company in exchange for shares of the Series E Preferred Stock, the principal amount and all unpaid interest of the Bridge Note would be automatically converted into shares of Series E Preferred Stock at a conversion price equal to the per share purchase price paid for the Series E Preferred Stock by C Media. If the Bridge Note was not converted into shares of Series E Preferred Stock within 30 days following the issuance of the Bridge Note (or, in the event that all of the conditions to the Series E Financing contained in the Series E Purchase Agreement (defined below) would have been satisfied except the condition set forth in Section 6.1(i)(ii) of the Series E Purchase Agreement, then, at C Media’s option, by January 31, 2014 (the “Optional Extension Date”)), the principal amount and all accrued and unpaid interest under the Bridge Note would, at C Media’s option, be converted into shares of the Company’s Series D Preferred Stock at a conversion price of $1.75 per share. In connection with the issuance of the Bridge Note, the Company recorded debt issuance costs of approximately $370,000 that was to be amortized over the period of the earliest possible conversion date of January 31, 2014, of which $129,000 was recognized during the three months ended March 31, 2014. The issuance costs included cash paid of $241,936 and the issuance of warrants to the placement agent to purchase 114,285 shares of common stock at $1.75 per share. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected term of 5 years, expected dividend rate of 0%, volatility of 70% and an interest rate of 1.36% . The exercise price of the warrants was $1.75. The warrants were valued at $128,072 at the date of issuance.

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

Also in connection with the Series D Amendment, C Media executed a waiver and consent with the Company as of October 31, 2013 agreeing, among other things, to waive its right to redeem its Series D Preferred Stock as of October 31, 2013 until the 30th day following the issuance of the Bridge Note.

On December 4, 2013, C Media exercised its extension option which extended such date to January 31, 2014.

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

In connection with the Series E financing, the Company recognized a beneficial conversion feature discount on the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at commitment date for the Series E Preferred Stock investment, less the effective conversion price. As such, the Company recognized a total beneficial conversion feature of approximately $16,402,000 as deemed dividend on Series E Preferred Stock.

10.	Warrant Liabilities

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

As of March 31, 2015 and December 31, 2014, the warrant liability was re-valued as disclosed in Note 7, and was adjusted to its current fair value of approximately $600,000 and $585,000, respectively, as determined by the Company, resulting in a loss of approximately $15,000 for the three months ended March 31, 2015. There were no warrants exercised during three months ended March 31, 2015.

11.	Share-Based Payments

As of March 31, 2015, the Company had 1,764,447 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

The Company awards common stock and stock options to employees and directors as compensation for their services, and accounts for its stock option awards to employees and directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

Total share based payments expense recorded by the Company during the three months ended March 31, 2015 and 2014 is as follows:

	March 31,	March 31,
	2015	2014
Employees and directors share-based payments	$404,000	$139,000

(a)	Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of March 31, 2015, options available for issuance are 2,039,076 shares.

Stock option activity for the three months ended March 31, 2015 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	1,800,226	$2.73
Granted	-	-
Exercised	-	-
Expired	(4,724)	1.84
Forfeited	(31,055)	1.69
Outstanding at March 31, 2015	1,764,447	$2.75	6.27	$207,566
Vested and expected to vest as of March 31, 2015	1,764,447	2.75	6.27	207,566
Options exercisable at March 31, 2015 (vested)	1,682,348	$2.77	6.19	$178,046

The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 was $2.23. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $1,577.

As of March 31, 2015, approximately $163,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.90 years. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was approximately $214,000 and $139,000, respectively.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of March 31, 2015, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 3.14 years. The following table outlines the warrants outstanding and exercisable as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding and	Outstanding and	Price	Date
	Exercisable	Exercisable

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	2,191,487	2,191,487

(i)	The warrants are classified as derivate liabilities in Note 10

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the three months ended March 31, 2015 and 2014, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2015	2014
Warrants	2,191,487	2,507,300
Options	1,764,447	1,896,854
Series A Preferred Stock	933,333	933,333
Series C Preferred Stock	-	140,000
Series E Preferred Stock	7,326,426	14,285,714
Convertible promissory notes	1,912,673	1,844,102
Total	14,128,366	21,607,303

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,	March 31,
	2015	2014
Exercise of stock warrants	2,191,487	2,507,300
Exercise and future grants of stock options	3,986,074	4,023,455
Conversion of preferred stock	8,259,759	15,359,047
Contingent issuable shares in connection with YOD Hong Kong acquisition	-	245,274
Issuable shares from conversion of promissory notes payable	1,912,673	1,844,102
Total	16,349,993	23,979,178

13.	Income Taxes

As of March 31, 2015, the Company had approximately $22.1 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $11.4 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2034 and year 2015 to year 2019, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable, therefore a net deferred tax liability arises from one jurisdiction. The valuation allowance increased approximately $1.3 million during the three months ended March 31, 2015.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

14.	Contingencies and Commitments

(a)	Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2015, the Company's potential minimum cash obligation to these employees was approximately $1,328,000.

(b)	Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased Property
Years ending December 31,	Costs
2015 (9 months)	$605,585
2016	690,540
2017	57,725
Total	$1,353,850

(c)	Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Years ending December 31,	Content Costs
2015 (9 months)	$3,294,000
2016	2,835,000
Total	$6,129,000

(d)	Lawsuits and Legal Proceedings

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

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through its Zhonghai Video, which  is consolidated in the Company's financial statements as a result of a series of contractual arrangements enacted among YOD WFOE, Sinotop Beijing as the parent company of Zhonghai Video and the legal shareholder of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC laws and are legally enforceable. If Sinotop Beijing or its legal shareholder fails to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through the operations of PRC laws and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

(b)	Major Customers

The Company relies on agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators, during the course of its business. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

For the three months ended March 31, 2015, four customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of March 31, 2015.

For the three months ended March 31, 2014, three customers individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for 10% of the Company’s net accounts receivables as of March 31, 2014.

(c)	Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the three months ended March 31, 2015, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of March 31, 2015.

For the three months ended March 31, 2014, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of March 31, 2014.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivables. As of March 31, 2015 and 2014, the Company’s cash and cash equivalents were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e)	Foreign Currency Risks

A majority of the Company’s operating transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

16.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $5,000 and $10,000 for the three months ended March 31, 2015 and 2014, respectively.

17.	Subsequent Event

Management evaluated subsequent events after March 31, 2015 through the latest practicable date, and concluded that no subsequent event has occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2014 Annual Report under Part I. Item 1A. Risk Factors.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to adapt our product and service offerings to meet consumer demands. Our expansion prospect is dependent on continued development of our product and services. The content distribution industry in China is highly competitive and dominated by large Internet companies that have more resources than us. The growth of our business will depend on whether we can develop new services and products that can offer higher quality contents, technological innovation and unique user experience.

•	Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offerings and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

•	Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2013, we shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our normalized operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities, maintaining our public company status and making staff reductions.

•	Changes in China’s economic, political or social policies or conditions. We operate in China and derive all of our revenues from sales to customers in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31, 2015	March 31, 2014	Amount Change	% Change
Revenue	$1,028,000	$138,000	$890,000	645%
Cost of revenue	1,043,000	876,000	167,000	19%
Gross loss	(15,000)	(738,000)	723,000	-98%

Operating expense:
Selling, general and administrative expenses	2,448,000	1,641,000	807,000	49%
Professional fees	289,000	185,000	104,000	56%
Depreciation and amortization	90,000	150,000	(60,000)	-40%
Total operating expense	2,827,000	1,976,000	851,000	43%

Loss from operations	(2,842,000)	(2,714,000)	(128,000)	5%

Interest & other income/(expense)
Interest expense, net	(28,000)	(2,289,000)	2,261,000	-99%
Change in fair value of warrant liabilities	(15,000)	(2,439,000)	2,424,000	-99%
Change in fair value of contingent consideration	-	(703,000)	703,000	-100%
Loss on investment in unconsolidated entities	(32,000)	(5,000)	(27,000)	540%
Gain from disposal of consolidated entities	-	728,000	(728,000)	-100%
Others	(10,000)	(53,000)	43,000	-81%

Loss before income taxes and non-controlling	(2,927,000)	(7,475,000)	4,548,000	-61%

Income tax benefit	9,000	23,000	(14,000)	-61%

Net loss	(2,918,000)	(7,452,000)	4,534,000	-61%

Net loss attributable to non-controlling interests	120,000	235,000	(115,000)	-49%

Net loss attributable to YOU On Demand shareholders	(2,798,000)	(7,217,000)	4,419,000	-61%

Dividend and deemed dividend on preferred stock	-	(16,402,000)	16,402,000	-100%

Net loss attributable to YOU On Demand common shareholders	$(2,798,000)	$(23,619,000)	$20,821,000	-88%

Revenues

Revenue for the three months ended March 31, 2015 was $1,028,000, as compared to $138,000 for the same period in 2014. The increase in revenue of approximately $890,000 was attributable to the growth of our VOD business.

Gross loss

Our gross loss for the three months ended March 31, 2015 was $15,000, as compared to $738,000 gross loss during the same period in 2014. The decrease in gross loss of approximately $723,000 was mainly due to the increased revenue related to our VOD business. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As our operations are just evolving, revenues from operations do not yet meet the threshold at which they exceed those costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2015 increased approximately $807,000, to $2,448,000, as compared to $1,641,000 for the three months ended March 31, 2014.  The increase was primarily due to severance costs of $706,000, resulting from resource shifts to China as part of our long-term cost savings and operations enhancement initiatives.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 35% of our selling, general and administrative expenses for the three months ended March 31, 2015. For the first quarter of 2015, salaries and personnel costs totaled $855,000, a decrease of $240,000, or 22%, as compared to $1,095,000 for the same period of 2014, due to staff reductions made as part of the above mentioned cost savings initiatives.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the three months ended March 31, 2015, these costs totaled $1,593,000, a net increase of $1,047,000, or 192%, as compared to $546,000 for the same period in 2014, primarily due to growth in our business, including development of new products and services, as well as promotion of these services.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees increased $104,000, or 56%, to $289,000 for the three months ended March 31, 2015, from $185,000 for the same period in 2014. The increase in professional fees was related to our transition to a new audit firm and timing of in audit services performed.

Depreciation and amortization

Our depreciation and amortization expense decreased by $60,000, or 40%, to $90,000 in the three months ended March 31, 2015, from $150,000 during the three months ended March 31, 2014.The decrease was mainly due to full amortization of website development and certain software in 2014.

Interest expense, net

Our interest expense decreased by $2,261,000 to $28,000 for the three months ended March 31, 2015, from $2,289,000 during the same period in 2014. Interest expense incurred during 2014 was primarily related to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 8 (a) of the consolidated financial statements included in this report.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of $15,000 and $2,439,000 for the three months ended March 31, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Loss from disposal of consolidated entities

Effective March 25, 2014, we deconsolidated our ownership in WFOE and Jinan Zhong Kuan as these entities were investment holding companies, and we determined that they were no longer required for our organizational structure on a going forward basis. We recorded a gain of $728,000 from disposal of these consolidated entities as discussed in Note 4 of our consolidated financial statements included in this report.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended March 31, 2015, $120,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the three months ended March 31, 2014, operating loss attributable to non-controlling interest was $235,000.

Dividends on preferred stock

For the three months ended March 31, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of approximately $8,395,000. Approximately $2,232,000 was held in our Hong Kong entity and $5,977,000 was held in our China entities. The Company has no plans to repatriate these funds. As of March 31, 2015, we had working capital of approximately $4,493,000.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net cash used in operating activities	$(2,396,000)	$(2,841,000)
Net cash used in investing activities	(21,000)	(60,000)
Net cash provided by financing activities	-	17,024,000
Effect of exchange rate changes on cash	-	9,000
Net increase/(decrease) in cash and cash equivalents	(2,417,000)	14,132,000

Cash and cash equivalents at beginning of period	10,812,000	3,823,000

Cash and cash equivalents at end of period	$8,395,000	$17,955,000

Operating Activities

Cash used in operating activities decreased for the three months ended March 31, 2015 compared to 2014 primarily due to the expansion of our VOD business. Although our content license payments and operational costs increased year-over-year, the increase in our costs and expenses was partially offset by our significant revenue growth.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was primarily due to additions to property and equipment of $21,000. Cash used in investing activities for the three months ended March 31, 2014 was primarily due to (i) the sale of subsidiary of $57,000, and (ii) additions to property and equipment of $3,000.

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

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of March 31, 2015 and 2014, the Company has accumulated deficits of approximately $81.2 million and $89.6 million, respectively. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

When persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured, we recognize revenue as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment – Films – Revenue Recognition, whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and we have no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed.

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

Licensed Content

We obtain content through content license agreements and revenue sharing agreements with studios and distributors. When the license fee is known or reasonably determinable for a specified title in the content license agreements, we recognize the greater of: (i) revenue sharing costs incurred through the end of the reporting period, or (ii) the proportionate value of total minimum license fees over the term of each license agreement. Prepaid license fees are classified as an asset on our consolidated balance sheets as licensed content and accrued license fees payable to licensors are classified as a liability on our consolidated balance sheets. When the license fee is not known or reasonably determinable for a specific title, the title is not recognized in licensed content asset or liability in accordance with the relevant guidance. Commitments for license agreements that do not meet the criteria for recognition in licensed content are included in Note 14 to the consolidated financial statements.

Intangible Assets and Goodwill

We account for intangible assets and goodwill, in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, we review goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Foreign Currency Translation

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer Accounting for Fees Paid in Cloud Computing Arrangement, under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. This amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the impact of this amendment on our financial position, statement of operations or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended  based on the following reason:

  Management identified one material weakness in our internal control over financial reporting as of December 31, 2014. The material weakness was related to insufficiently complete and comprehensive controls to ensure that accounting for complex and non-routine transactions were complete.

The Company is in the process of taking additional measures to address the material weakness, including:

  continuous formalization and implementation of internal control over financial reporting, including formalization of policies and procedures on entity-level controls, enhanced effectiveness of finance department involvement during business transactions;

  performing formal assessments and documentation on complex and non-routine transactions, including evaluation of transactions and contractual terms under the appropriate accounting guidance, selection of new accounting policies, updating assessments on critical accounting judgments and estimates for new transactions; and

  investing in additional resources in the finance department to evaluate the appropriate accounting for complex and non-routine transactions

We consider that the actions we are taking, as listed above, will help remedy the material weakness referred to above, and help strengthen our general internal controls and procedures over financial reporting. However, the process of designing and implementing an effective financial reporting system represents a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. While we have developed a remediation plan to address the material weakness identified in 2014, this remediation plan or any additional plan we plan to implement may be insufficient to address our material weakness and additional material weaknesses may be discovered in the future. We plan to continue to address and remediate additional control deficiencies we may identify during our evaluation process in 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control for the quarter ended March 31, 2015, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2014 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit
No.	Description
10.1*	Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated March 26, 2015 by and between Zhonghai Video Media (Beijing) Co., Ltd. and C Media Limited
10.2	Supplement Agreement to Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated April 28, 2015
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Indicates confidential treatment has been requested for portions of this exhibit

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2015.

YOU ON DEMAND HOLDINGS, INC

By: /s/ Weicheng Liu

Name: Weicheng Liu
Title: Chief Executive Officer
(Principal Executive Officer and an Authorized Officer)