Form 10-Q/A
period 2015-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2015-07-07
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Explanatory Note

YOU On Demand Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on May 14, 2015 for the quarterly period ended March 31, 2015 (the “Original Report”) solely to refile Exhibit 10.1 (the “Exhibit”) to the Original Report with revised redactions in response to comments received from the Commission regarding a confidential treatment request submitted to the Commission with respect to the Exhibit. In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is an exhibit-only filing. No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Report.

PART II - OTHER INFORMATION

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

* Confidential treatment requested as to portions of the exhibit. Confidential materials omitted have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 7, 2015.

YOU ON DEMAND HOLDINGS, INC.

By: /s/ Weicheng Liu

Name: Weicheng Liu
Title: Chief Executive Officer
(Principal Executive Officer and an Authorized Officer)