Form 10-Q
period 2015-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2015-08-13
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
23,948,464 shares as of August 13, 2015.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2015

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
FOR THE PERIOD ENDED JUNE 30, 2015

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,865,510	$10,812,371
Accounts receivable, net	2,680,483	1,091,076
Licensed content, current	722,893	1,041,609
Prepaid expenses	556,819	196,474
Other current assets	109,294	22,442
Total current assets	10,934,999	13,163,972
Property and equipment, net	248,711	320,671
Licensed content, non-current	26,200	35,648
Intangible assets, net	2,315,759	2,320,103
Goodwill	6,648,911	6,648,911
Long-term equity investments	757,441	850,054
Other non-current assets	475,745	365,006
Total assets	$21,407,766	$23,704,365

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entity (“VIE”) without recourse to the Company of $18,180 and $8,598 as of June 30, 2015 and December 31, 2014, respectively)	$30,614	$110,814
Deferred revenue (including deferred revenue of VIE without recourse to the Company of $331,177 and $13,431 as of June 30, 2015 and December 31, 2014, respectively)	331,177	13,431
Accrued expenses and other liabilities (including accrued expenses and other liabilities of VIE without recourse to the Company of $810,227 and $573,620 as of June 30, 2015 and December 31, 2014, respectively)	2,916,098	2,046,783
Accrued license fees (including accrued license fees of VIE without recourse to the Company of $895,799 and $348,007 as of June 30, 2015 and December 31, 2014, respectively)	895,799	348,007
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	551,001	585,050
Total current liabilities	7,724,689	6,104,085
Deferred income tax liability	347,348	364,572
Total liabilities	8,072,037	6,468,657

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 at June 30, 2015 and December 31, 2014, respectively	1,261,995	1,261,995

Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,326,426 and 7,365,283 shares issued and outstanding, liquidation preference of $12,821,246 and $12,889,245 at June 30, 2015 and December 31, 2014, respectively	7,326	7,365
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 23,860,369 and 23,793,702 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23,861	23,794
Additional paid-in capital	96,691,120	96,347,272
Accumulated deficit	(82,472,176)	(78,356,567)
Accumulated other comprehensive loss	(65,637)	(66,032)
Total YOU On Demand shareholder’s equity	14,184,494	17,955,832
Non-controlling interest	(2,110,760)	(1,982,119)
Total equity	12,073,734	15,973,713
Total liabilities, convertible redeemable preferred stock and equity	$21,407,766	$23,704,365

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$1,479,648	$182,696	$2,507,576	$320,377
Cost of revenue	829,039	857,179	1,872,038	1,733,117
Gross profit/(loss)	650,609	(674,483)	635,538	(1,412,740)

Operating expenses:
Selling, general and administrative expense	1,658,814	2,270,657	4,107,116	3,911,297
Professional fees	151,363	76,231	440,081	261,715
Depreciation and amortization	95,082	139,590	184,825	289,550
Total operating expense	1,905,259	2,486,478	4,732,022	4,462,562

Loss from operations	(1,254,650)	(3,160,961)	(4,096,484)	(5,875,302)

Interest and other income/(expense)
Interest expense, net	(30,232)	(28,321)	(58,555)	(2,317,059)
Change in fair value of warrant liabilities	49,344	1,501,632	34,049	(937,386)
Change in fair value of contingent consideration	-	589,994	-	(113,132)
Loss on long-term equity investments	(60,621)	(5,349)	(93,024)	(10,257)
Gain from disposal of consolidated entities	-	-	-	727,963
Others	(36,576)	(15,015)	(46,343)	(67,681)
Net loss before income taxes and non-controlling interest	(1,332,735)	(1,118,020)	(4,260,357)	(8,592,854)

Income tax benefit	8,612	32,495	17,224	55,437

Net loss	(1,324,123)	(1,085,525)	(4,243,133)	(8,537,417)

Net loss attributable to non-controlling interest	7,303	292,560	127,524	527,344

Net loss attributable to YOU On Demand shareholders	(1,316,820)	(792,965)	(4,115,609)	(8,010,073)

Dividends and deemed dividends on preferred stock	-	-	-	(16,402,161)

Net loss attributable to YOU On Demand common shareholders	$(1,316,820)	$(792,965)	$(4,115,609)	$(24,412,234)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.17)	$(1.50)

Weighted average shares outstanding:
Basic and diluted	23,851,602	16,598,990	23,833,760	16,267,036

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net loss	$(1,324,123)	$(1,085,525)	$(4,243,133)	$(8,537,417)
Other comprehensive loss, net of tax
Sale of subsidiary and dissolution of variable interest entity	-	-	-	(633,984)
Foreign currency translation adjustments	(1,683)	(77,886)	(722)	(53,171)
Comprehensive loss	(1,325,806)	(1,163,411)	(4,243,855)	(9,224,572)
Comprehensive loss attributable to non-controlling interest	7,196	274,281	128,641	515,946
Comprehensive loss attributable to YOU On Demand shareholders	$(1,318,610)	$(889,130)	$(4,115,214)	$(8,708,626)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,243,133)	$(8,537,417)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	681,376	359,686
Provision for doubtful accounts	9,087	-
Depreciation and amortization	184,825	289,550
Amortization of interest expense related to debt issuance costs	-	128,879
Amortization of interest expense related to beneficial conversion feature	-	2,126,301
Income tax benefit	(17,224)	(55,437)
Loss on long-term equity investments	93,024	10,257
Loss on disposal of assets	2,421	8,334
Change in fair value of warrant liabilities	(34,049)	937,386
Change in fair value of contingent consideration	-	113,132
Gain from disposal of consolidated entities	-	(727,963)
Change in assets and liabilities,
Accounts receivable	(1,598,494)	141,144
Licensed content	328,164	(215,735)
Prepaid expenses and other assets	(447,411)	(222,816)
Accounts payable	(80,200)	(301,697)
Accrued expenses and other liabilities	375,847	315,680
Deferred revenue	317,746	(33,123)
Accrued license fee	547,792	171,606
Net cash used in operating activities	(3,880,229)	(5,492,233)

Cash flows from investing activities:
Acquisition of property and equipment	(30,116)	(56,295)
Acquisition of leasehold improvements	-	(9,492)
Investments in intangibles and research and development	(35,202)	(292)
Sale of subsidiary	-	(57,549)
Net cash used in investing activities	(65,318)	(123,628)

Cash flows from financing activities
Proceeds from sale of Series E Preferred Stock	-	16,613,949
Proceeds from the exercise of warrants and options	-	995,607
Series D Preferred Stock dividend payment	-	(92,054)
Convertible note interest paid	-	(19,508)
Net cash provided by financing activities	-	17,497,994
Effect of exchange rate changes on cash	(1,314)	(33,614)
Net increase/(decrease) in cash and cash equivalents	(3,946,861)	11,848,519

Cash and cash equivalents at beginning of period	10,812,371	3,822,889

Cash and cash equivalents at end of period	$6,865,510	$15,671,408

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$19,508
Value of warrants issued for issuance costs in connection with Preferred Series E Preferred Stock	$-	$2,166,296
Conversion of convertible promissory note for Series E Preferred Stock	$-	$2,000,000
Exchange of Series D Preferred Stock for Series E Preferred Stock	$-	$4,000,000
Exchange of Series E Preferred Stock for Common stock	$39	$-
Value of common stock issued from conversion of Preferred Series C shares	$-	$219,754
Receivable from sale of subsidiary	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014

							Accumulated	YOU On
					Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Stock option compensation	-	-	-	-	409,687	-	-	409,687	-	409,687
Common stock issued for services	-	-	10,309	10	29,990	-	-	30,000	-	30,000
Conversion of Series C Preferred Stock into common stock	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Preferred Series D cash dividends paid	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Preferred Series E stock issued for cash	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Preferred Series D shares into common	(857,143)	(857)	857,143	857	-	-	-	-	-	-
Issuance costs in connection with the issuance of Series E preferred stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Valuation of warrants issued to placement agent in connection with the issuance of Series E preferred stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature of Series E preferred stock	-	-	-	-	16,388,572	(16,388,572)	-	-	-	-
Beneficial conversion feature related to Convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Sale of subsidiary and dissolution of variable interest entity	-	-	-	-	-	-	(633,984)	(633,984)	-	(633,984)
Exercise of warrants	-	-	607,480	608	2,374,575	-	-	2,375,183	-	2,375,183
Exercise of options	-	-	526	1	1,051	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(8,010,073)	-	(8,010,073)	(527,344)	(8,537,417)
Foreign currency translation adjustments	-	-	-	-	-	-	(53,171)	(53,171)	11,398	(41,773)
Balance, June 30, 2014	13,428,571	$13,429	17,410,220	$17,410	$111,566,478	$(90,346,752)	$(1,402,245)	$19,848,320	$(1,913,268)	$17,935,052

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2015	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	-	-	251,356	-	-	251,356	-	251,356
Common stock issued for services	-	-	24,999	25	92,495	-	-	92,520	-	92,520
Conversion of Series E Preferred Stock into common stock	(38,857)	(39)	38,857	39	-	-	-	-	-	-
Exercise of options	-	-	2,811	3	(3)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(4,115,609)	-	(4,115,609)	(127,524)	(4,243,133)
Foreign currency translation adjustments	-	-	-	-	-	-	395	395	(1,117)	(722)
Balance, June 30, 2015	7,326,426	$7,326	23,860,369	$23,861	$96,691,120	$(82,472,176)	$(65,637)	$14,184,494	$(2,110,760)	$12,073,734

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China through our subsidiaries and variable interest entities (“VIEs”). The Company, its subsidiaries and its VIEs are collectively referred to as YOU on Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU on Demand is principally engaged in providing and delivery of video on demand (“VOD”) content and video streaming service through a comprehensive end-to-end secure delivery system. Our services are offered across multiple platforms, including digital cable television, IPTV (“Internet Protocol Television”), mobile and over-the-top (“OTT”) devices.

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

For the six months ended June 30, 2015, we incurred a net loss of approximately $4.2 million and we used cash for operations of approximately $3.9 million. Further, we had an accumulated deficit of approximately $82.5 million as of June 30, 2015.

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

Management Services Agreement

Pursuant to a Management Services Agreement, as of March 9, 2010, between Sinotop Beijing and YOD Hong Kong (the “Management Services Agreement”), YOD Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual net profits of Sinotop Beijing during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against YOD Hong Kong’s future payment obligations.

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

Under the above contractual agreements, YOD WFOE has the power to direct the activities of the Sinotop Beijing, and can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhonghai Video that can be used only to settle obligations of Sinotop Beijing or Zhonghai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.7 million) as of June 30, 2015. As Sinotop Beijing and Zhonghai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIE, as applicable for the periods presented, affected the Company’s consolidated financial statements.

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$772,263	$506,525
Accounts receivable, net	2,680,483	1,091,076
Licensed content, current	722,893	1,041,609
Prepaid expenses	85,376	105,918
Other current assets	27,076	12,811
Intercompany receivables due from the Company's subsidiaries(i)	169,391	572,192
Total current assets	4,457,482	3,330,131
Property and equipment, net	238,862	297,898
Licensed content, non-current	26,200	35,648
Intangible assets, net	78,615	5,291
Long-term equity investments	757,441	850,054
Other non-current assets	227,416	272,657
Total assets	$5,786,016	$4,791,679

LIABILITIES
Current liabilities:
Accounts payable	$18,180	$8,598
Deferred revenue	331,177	13,431
Accrued expenses and other liabilities	810,227	573,620
Accrued license fees	895,799	348,007
Intercompany payables due to the Company's subsidiaries(i)	11,886,135	11,200,536
Total current liabilities	13,941,518	12,144,192
Total liabilities	$13,941,518	$12,144,192

(i) Intercompany receivables and payables are eliminated upon consolidation

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net revenue	$2,507,576	$320,377
Net loss	$(731,763)	$(2,671,253)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash provided by/(used in) operating activities	$329,740	$(2,218,904)
Net cash used in investing activities	$(64,002)	$(65,126)
Net cash provided by financing activities	$-	$-

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

5.	Property and Equipment

The following is a breakdown of our property and equipment:

	June 30,	December 31,
	2015	2014

Furniture and office equipment	$951,139	$959,080
Leasehold improvements	190,722	190,722
Total property and equipment	1,141,861	1,149,802
Less: accumulated depreciation	(893,150)	(829,131)
Net carrying value	$248,711	$320,671

We recorded depreciation expense of approximately $49,000 and $100,000 for the three and six months ended June 30, 2015. We recorded depreciation expense of approximately $60,000 and $126,000 for the three and six months ended June 30, 2014.

6.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of June 30, 2015, the Company’s amortized intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/ Cooperation agreements	$2,755,821	$(677,476)	$2,078,345	$2,755,821	$(608,580)	$2,147,241
Software and licenses	253,930	(224,730)	29,200	253,930	(215,358)	38,572
Website and mobile app development	437,070	(363,146)	73,924	356,425	(356,425)	-
Total definite lived intangible assets	$3,446,821	$(1,265,352)	$2,181,469	$3,366,176	$(1,180,363)	$2,185,813
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,581,111	$(1,265,352)	$2,315,759	$3,500,466	$(1,180,363)	$2,320,103

We recorded amortization expense related to our finite lived intangible assets of approximately $46,000 and $85,000 for the three and six months ended June 30, 2015. We recorded amortization expense related to our finite lived intangible assets of approximately $79,000 and $164,000 for the three and six months ended June 30, 2014.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2015 (6 months)	$91,657
2016	181,664
2017	165,877
2018	145,715
2019	138,275
Thereafter	1,458,281
Total amortization to be recognized	$2,181,469

7.	Fair Value Measurements

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

The fair value of the warrant liabilities at June 30, 2015 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2014. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	June 30,	December 31,
	2015	2014
Risk-free interest rate	0.64%	1.040%
Expected volatility	70%	70%
Expected term (years)	2.17	2.67
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$551,001	$551,001

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$585,050	$585,050

The table below reflects the components effecting the change in fair value for the six months ended June 30, 2015:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2015
			Change in
	January 1,		Fair Value	June 30,
	2015	Settlements	gain	2015
Liabilities:
Warrant liabilities (see Note 10)	$585,050 $	- $	(34,049)	$551,001

	Quantitative Information about Level 3 Fair Value Measurements
	For the Six Months Ended June 30, 2015
	Fair Value at	Valuation	Unobservable
	06/30/2015	Techniques	Inputs	Input

Warrant liabilities	$551,001	Black-Scholes Merton Model	Risk-free rate of interest	0.64%
			Expected volatility	70%
			Expected term (years)	2.17
			Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other payables and convertible promissory note as of June 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments.

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

For the three and six months ended June 30, 2015, the Company recorded interest expense of $30,000 and $60,000, respectively, related to the Note. For the three and six months ended June 30, 2014, the Company recorded interest expense of $30,000 and $2,186,000, respectively, related to the Note.

(b) Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”) to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the three and six months ended June 30, 2015, total revenue recognized amounted to nil and $182,000, respectively. As of June 30, 2015, total accounts receivable due from C Media amounted to $97,000.

(c) Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately $40,000 and $42,000 for the three months ended June 30, 2015 and 2014, and $80,000 and $81,000 for the six months ended June 30, 2015 and 2014, respectively, to Hua Cheng, the minority shareholder of Zhong Hai Video.

(d) Sale of WFOE

Effective March 25, 2014, WFOE, our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited, whose sole shareholder is a family member of one of our management personnel.Total consideration for the sale of WFOE was US$50,000, which was received in the third quarter of 2014.

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

As of June 30, 2015 and December 31, 2014, the warrant liability was re-valued as disclosed in Note 7, and was adjusted to its current fair value of approximately $551,000 and $585,000, respectively, as determined by the Company, resulting in a gain of approximately $34,000 for the six months ended June 30, 2015. There were no warrants exercised during six months ended June 30, 2015.

11.	Share-Based Payments

As of June 30, 2015, the Company had 1,723,153 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Employees and directors share-based payments	$277,000	$413,000	$681,000	$652,000

(a) Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of June 30, 2015, options available for issuance are 2,080,370 shares.

Stock option activity for the six months ended June 30, 2015 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	1,800,226	$2.73
Granted	-	-
Exercised	(16,636)	1.81
Expired	(24,063)	1.93
Forfeited	(36,374)	1.69
Outstanding at June 30, 2015	1,723,153	$2.77	6.12	$144,771
Vested and expected to vest as of June 30, 2015	1,723,153	2.77	6.12	144,771
Options exercisable at June 30, 2015 (vested)	1,660,025	$2.79	6.06	$124,515

The weighted average grant-date fair value of options granted during the six months ended June 30, 2015 and 2014 was nil and $2.91. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $5,398 and $1,693.

As of June 30, 2015, approximately $117,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.73 years. The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was approximately $251,000 and $360,000, respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of June 30, 2015, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 2.89 years. The following table outlines the warrants outstanding and exercisable as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
	and Exercisable	and Exercisable

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	2,191,487	2,191,487

(i)	The warrants are classified as derivate liabilities in Note 10

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the six months ended June 30, 2015 and 2014, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	June 30,	June 30,
	2015	2014
Warrants	2,191,487	2,191,487
Options	1,723,153	1,896,744
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,326,426	13,428,571
Convertible promissory notes	1,929,769	1,861,198
Total	14,104,168	20,311,333

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,	June 30,
	2015	2014
Exercise of stock warrants	2,191,487	2,191,487
Exercise and future grants of stock options	3,983,263	4,023,345
Conversion of preferred stock	8,259,759	14,361,904
Contingent issuable shares in connection with YOD Hong Kong acquisition	-	245,274
Issuable shares from conversion of promissory notes payable	1,929,769	1,861,198
Total	16,364,278	22,683,208

13.	Income Taxes

As of June 30, 2015, the Company had approximately $23.2 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $13.2 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2035 and year 2015 to year 2020, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable, therefore a net deferred tax liability arises from one jurisdiction. The valuation allowance increased approximately $0.5 million and $1.8 million during the three and six months ended June 30, 2015, respectively.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

14.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2015, the Company's potential minimum cash obligation to these employees was approximately $876,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased Property
Years ending December 31,	Costs
2015 (6 months)	$413,190
2016	700,602
2017	57,725
Total	$1,171,517

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Years ending December 31,	Content Costs
2015 (6 months)	$2,677,000
2016	2,791,000
Total	$5,468,000

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

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through its Zhonghai Video, which is consolidated in the Company’s financial statements as a result of a series of contractual arrangements enacted among YOD WFOE, Sinotop Beijing as the parent company of Zhonghai Video and the legal shareholder of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC laws and are legally enforceable. If Sinotop Beijing or its legal shareholder fails to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through the operations of PRC laws and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control.

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

For the six months ended June 30, 2015, three customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of June 30, 2015.

For the six months ended June 30, 2014, three customers individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for 10% of the Company’s net accounts receivables as of June 30, 2014.

(c) Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the six months ended June 30, 2015, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable and prepayment as of June 30, 2015.

For the six months ended June 30, 2014, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of June 30, 2014.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivables. As of June 30, 2015 and 2014, the Company’s cash and cash equivalents were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $6,000 and $19,000 for the six months ended June 30, 2015 and 2014, respectively.

17.	Subsequent Event

Management evaluated subsequent events after June 30, 2015 through the latest practicable date, and concluded that no subsequent event has occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

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

Overview

YOU On Demand Holdings, Inc. is a corporation formed in the State of Nevada on October 19, 2004.

We operate in the Chinese media industry and provide enhanced premium content through our video streaming service and integrated value-added video-on-demand (“VOD”) solutions business to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

On July 30, 2010, we acquired YOD Hong Kong, formerly Sinotop Group Limited, through our subsidiary China CB Cayman. Through a series of contractual arrangements, YOD Hong Kong and its subsidiary, YOD WFOE, controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the People’s Republic of China (“PRC”). Sinotop Beijing is the 80% owner of Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30, 2015	June 30, 2014	Amount Change	% Change
Revenue	$1,480,000	$183,000	$1,297,000	709%
Cost of revenue	829,000	857,000	(28,000)	-3%
Gross profit/(loss)	651,000	(674,000)	1,325,000	-197%

Operating expense:
Selling, general and administrative expenses	1,659,000	2,271,000	(612,000)	-27%
Professional fees	151,000	76,000	75,000	99%
Depreciation and amortization	95,000	140,000	(45,000)	-32%
Total operating expense	1,905,000	2,487,000	(582,000)	-23%

Loss from operations	(1,254,000)	(3,161,000)	1,907,000	-60%

Interest and other income/(expense)
Interest expense, net	(30,000)	(28,000)	(2,000)	7%
Change in fair value of warrant liabilities	49,000	1,502,000	(1,453,000)	-97%
Change in fair value of contingent consideration	-	590,000	(590,000)	-100%
Loss on investment in unconsolidated entities	(61,000)	(6,000)	(55,000)	917%
Others	(37,000)	(15,000)	(22,000)	147%

Loss before income taxes and non-controlling interest	(1,333,000)	(1,118,000)	(215,000)	19%

Income tax benefit	9,000	32,000	(23,000)	-72%

Net loss	(1,324,000)	(1,086,000)	(238,000)	22%

Net loss attributable to non-controlling interests	7,000	293,000	(286,000)	-98%

Net loss attributable to YOU On Demand shareholders	(1,317,000)	(793,000)	(524,000)	66%

Dividend and deemed dividend on preferred stock	-	-	-	-

Net loss attributable to YOU On Demand common shareholders	$(1,317,000)	$(793,000)	$(524,000)	66%

Revenues

Revenue for the three months ended June 30, 2015 was $1,480,000, as compared to $183,000 for the same period in 2014. The increase in revenue of approximately $1,297,000 was attributable to the growth of our multi-platform video streaming services.

Gross profit/ loss

Our gross profit for the three months ended June 30, 2015 was $651,000, as compared to $674,000 gross loss during the same period in 2014. The increase in gross profit of approximately $1,325,000 was primarily due to growth in revenue while maintaining tight control of costs. YOD’s cost of revenue is largely comprised of content licensing fees and, to a lesser extent, costs associated with direct delivery of our content services such as content preparation fees and government censorship clearance costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2015, decreased approximately $612,000, to $1,659,000, as compared to $2,271,000 for the three months ended June 30, 2014.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 50% of our selling, general and administrative expenses for the three months ended June 30, 2015. For the second quarter of 2015, salaries and personnel costs totaled $837,000, a decrease of $51,000, or 6%, as compared to $888,000 for the same period of 2014. While we added resources in the area of product development and operations, salaries and personnel costs decreased due to our cost saving initiatives.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the three months ended June 30, 2015, these costs totaled $822,000, a net decrease of $561,000, or 41%, as compared to $1,383,000 for the same period in 2014, primarily due to resource shifts to China as part of our long-term cost savings and operations enhancement initiatives.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our multi-platform video streaming services. Our costs for professional fees increased $75,000, or 99%, to $151,000 for the three months ended June 30, 2015, from $76,000 for the same period in 2014. The increase in professional fees was related to our transition to a new audit firm.

Depreciation and amortization

Our depreciation and amortization expense decreased by $45,000, or 32%, to $95,000 in the three months ended June 30, 2015, from $140,000 during the three months ended June 30, 2014. The decrease was mainly due to full amortization of website development and certain software in 2014.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of $49,000 and $1,502,000 for the three months ended June 30, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD HK is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a gain of $590,000 for the three months ended June 30, 2014.

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

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended June 30, 2015, $7,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the three months ended June 30, 2014, operating loss attributable to non-controlling interest was $293,000.

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30, 2015	June 30, 2014	Amount Change	% Change
Revenue	$2,508,000	$320,000	$2,188,000	684%
Cost of revenue	1,872,000	1,733,000	139,000	8%
Gross profit/(loss)	636,000	(1,413,000)	2,049,000	-145%

Operating expense:
Selling, general and administrative expenses	4,107,000	3,911,000	196,000	5%
Professional fees	440,000	262,000	178,000	68%
Depreciation and amortization	185,000	289,000	(104,000)	-36%
Total operating expense	4,732,000	4,462,000	270,000	6%

Loss from operations	(4,096,000)	(5,875,000)	1,779,000	-30%

Interest & other income/(expense)
Interest expense, net	(59,000)	(2,317,000)	2,258,000	-97%
Change in fair value of warrant liabilities	34,000	(937,000)	971,000	-104%
Change in fair value of contingent consideration	-	(113,000)	113,000	-100%
Loss on investment in unconsolidated entities	(93,000)	(10,000)	(83,000)	830%
Gain from disposal of consolidated entities	-	728,000	(728,000)	-100%
Others	(46,000)	(68,000)	22,000	-32%

Loss before income taxes and non-controlling interest	(4,260,000)	(8,592,000)	4,332,000	-50%

Income tax benefit	17,000	55,000	(38,000)	-69%

Net loss	(4,243,000)	(8,537,000)	4,294,000	-50%

Net loss attributable to non-controlling interests	128,000	527,000	(399,000)	-76%

Net loss attributable to YOU On Demand shareholders	(4,115,000)	(8,010,000)	3,895,000	-49%

Dividend and deemed dividend on preferred stock	-	(16,402,000)	16,402,000	-100%

Net loss attributable to YOU On Demand common shareholders	$(4,115,000)	$(24,412,000)	$20,297,000	-83%

Revenues

Revenue for the six months ended June 30, 2015 was $2,508,000, as compared to $320,000 for the same period in 2014. The increase in revenue of approximately $2,188,000 was attributable to the growth of our multi-platform video streaming services.

Gross profit/loss

Our gross profit for the six months ended June 30, 2015 was $636,000, as compared to $1,413,000 gross loss during the same period in 2014. The increase in gross profit of approximately $2,049,000 was primarily due to growth in revenue while maintaining tight control of costs. YOD’s cost of revenue is largely comprised of content licensing fees and, to a lesser extent, costs associated with direct delivery of our content services such as content preparation fees and government censorship clearance costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2015, increased approximately $196,000, to $4,107,000, as compared to $3,911,000 for the six months ended June 30, 2014.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 41% of our selling, general and administrative expenses for the six months ended June 30, 2015. For the half year of 2015, salaries and personnel costs totaled $1,692,000, a decrease of $133,000, or 7%, as compared to $1,825,000 for the same period of 2014, due to our cost saving initiatives.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the six months ended June 30, 2015, these costs totaled $2,415,000, a net increase of $329,000, or 16%, as compared to $2,086,000 for the same period in 2014, primarily due to the increase of severance cost and growth in our business, including development of new products and services, as well as promotion of these services.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees increased $178,000, or 68%, to $440,000 for the six months ended June 30, 2015, from $262,000 for the same period in 2014. The increase in professional fees was related to our transition to a new audit firm.

Depreciation and amortization

Our depreciation and amortization expense decreased by $104,000, or 36%, to $185,000 in the six months ended June 30, 2015, from $289,000 during the six months ended June 30, 2014. The decrease was mainly due to full amortization of website development and certain software in 2014.

Interest expense, net

Our interest expense decreased by $2,258,000 to $59,000 for the six months ended June 30, 2015, from $2,317,000 during the same period in 2014. Interest expense incurred during 2014 was primarily related to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note, and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 8(a) of the consolidated financial statements included in this report.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of $34,000 and a loss of $937,000 for the six months ended June 30, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD HK is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $113,000 for the six months ended June 30, 2014.

Gain from disposal of consolidated entities

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

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the six months ended June 30, 2015, $128,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the six months ended June 30, 2014, operating loss attributable to non-controlling interest was $527,000.

Dividends on preferred stock

For the six months ended June 30, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $6,866,000. Approximately $1,328,000 was held in our Hong Kong entity and $5,409,000 was held in our China entities. The Company has no plans to repatriate these funds. As of June 30, 2015, we had working capital of approximately $3,210,000.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash used in operating activities	$(3,880,000)	$(5,492,000)
Net cash used in investing activities	(65,000)	(124,000)
Net cash provided by financing activities	-	17,498,000
Effect of exchange rate changes on cash	(1,000)	(34,000)
Net increase/(decrease) in cash and cash equivalents	(3,946,000)	11,848,000

Cash and cash equivalents at beginning of period	10,812,000	3,823,000

Cash and cash equivalents at end of period	$6,866,000	$15,671,000

Operating Activities

Cash used in operating activities decreased for the six months ended June 30, 2015 compared to 2014 primarily due to the expansion of our VOD business. Although our content license payments and operational costs increased year-over-year, the increase in our costs and expenses was partially offset by our significant revenue growth.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was primarily due to additions to property and equipment of $30,000 and intangibles and research and development of $35,000. Cash used in investing activities for the six months ended June 30, 2014 was primarily due to (i) the sale of subsidiary of $58,000, and (ii) additions to property and equipment and leasehold improvement of $66,000.

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

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of June 30, 2015 and 2014, the Company has accumulated deficits of approximately $82 million and $90 million, respectively. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Vice president of finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended based on the following reason:

•

Management identified one material weakness in our internal control over financial reporting as of December 31, 2014. The material weakness was related to insufficiently complete and comprehensive controls to ensure that accounting for complex and non-routine transactions were complete.

The Company is in the process of taking additional measures to address the material weakness, including:

•

continuous formalization and implementation of internal control over financial reporting, including formalization of policies and procedures on entity-level controls, enhanced effectiveness of finance department involvement during business transactions;

•

performing formal assessments and documentation on complex and non-routine transactions, including evaluation of transactions and contractual terms under the appropriate accounting guidance, selection of new accounting policies, updating assessments on critical accounting judgments and estimates for new transactions; and

•	investing in additional resources in the finance department to evaluate the appropriate accounting for complex and non-routine transactions

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control for the quarter ended June 30, 2015, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2015.

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

YOU ON DEMAND HOLDINGS, INC

August 13, 2015	By: /s/ Weicheng Liu

Name: Weicheng Liu
Title: Chief Executive Officer
(Principal Executive Officer and an Authorized Officer)