Form 10-Q
period 2015-09-30
YOU ON DEMAND HOLDINGS, INC.
filed 2015-11-16
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
24,027,924 shares as of November 16, 2015.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “WFOE” are to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company, which was sold effective March 25, 2014; (ix) “Jinan Zhong Kuan” are to Jinan Zhong Kuan Dian Guang Information Technology Co. Ltd., a PRC company controlled through contractual arrangements, which was dissolved effective March 25, 2014; (x) “SEC” are to the United States Securities and Exchange Commission; (xi) “Securities Act” are to Securities Act of 1933, as amended; (xii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xiii) “PRC” and “China” are to People’s Republic of China; (xiv) “Renminbi” and “RMB” are to the legal currency of China; (xv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xvi) “VIE” refers to our current variable interest entity, Sinotop Beijing.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,356,761	$10,812,371
Accounts receivable, net	2,578,745	1,091,076
Licensed content, current	969,250	1,041,609
Prepaid expenses	522,505	196,474
Other current assets	44,790	22,442
Total current assets	8,472,051	13,163,972
Property and equipment, net	198,315	320,671
Licensed content, non-current	27,118	35,648
Intangible assets, net	2,482,398	2,320,103
Goodwill	6,648,911	6,648,911
Long-term equity investments	688,672	850,054
Other non-current assets	279,476	365,006
Total assets	$18,796,941	$23,704,365

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entity (“VIE”) without recourse to the Company of $9,229 and $8,598 as of September 30, 2015 and December 31, 2014, respectively)	$22,374	$110,814
Deferred revenue (including deferred revenue of VIE without recourse to the Company of $217,991 and $13,431 as of September 30, 2015 and December 31, 2014, respectively)	217,991	13,431
Accrued expenses and other liabilities (including accrued expenses and other liabilities of VIE without recourse to the Company of $998,930 and $573,620 as of September 30, 2015 and December 31, 2014, respectively)	3,019,822	2,046,783
Accrued license fees (including accrued license fees of VIE without recourse to the Company of $746,071 and $348,007 as of September 30, 2015 and December 31, 2014, respectively)	746,071	348,007
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	459,686	585,050
Total current liabilities	7,465,944	6,104,085
Deferred income tax liability	338,736	364,572
Total liabilities	7,804,680	6,468,657

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 as of September 30, 2015 and December 31, 2014, respectively	1,261,995	1,261,995

Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,254,997 and 7,365,283 shares issued and outstanding, liquidation preference of $12,696,245 and $12,889,245 as of September 30, 2015 and December 31, 2014, respectively	7,255	7,365
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 24,027,924 and 23,793,702 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	24,028	23,794
Additional paid-in capital	96,865,051	96,347,272
Accumulated deficit	(84,558,094)	(78,356,567)
Accumulated other comprehensive loss	(266,742)	(66,032)
Total YOU On Demand shareholder’s equity	12,071,498	17,955,832
Non-controlling interest	(2,341,232)	(1,982,119)
Total equity	9,730,266	15,973,713
Total liabilities, convertible redeemable preferred stock and equity	$18,796,941	$23,704,365

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$476,165	$644,891	$2,983,741	$965,268
Cost of revenue	900,284	873,025	2,772,322	2,606,142
Gross profit/(loss)	(424,119)	(228,134)	211,419	(1,640,874)

Operating expenses:
Selling, general and administrative expense	1,832,443	1,861,053	5,939,559	5,772,350
Professional fees	141,034	114,271	581,115	375,986
Depreciation and amortization	98,643	124,936	283,468	414,486
Total operating expense	2,072,120	2,100,260	6,804,142	6,562,822

Loss from operations	(2,496,239)	(2,328,394)	(6,592,723)	(8,203,696)

Interest and other income/(expense)
Interest expense, net	(30,613)	(29,151)	(89,168)	(2,346,210)
Change in fair value of warrant liabilities	91,315	281,537	125,364	(655,849)
Change in fair value of contingent consideration	-	(47,634)	-	(160,766)
Loss on investment in unconsolidated entities	(50,642)	(6,389)	(143,666)	(16,646)
Gain on sale of subsidiary	-	-	-	755,426
Loss on dissolution of a variable interest entity	-	-	-	(27,463)
Others	142,280	(14,783)	95,937	(82,464)

Net loss before income taxes and non-controlling interest	(2,343,899)	(2,144,814)	(6,604,256)	(10,737,668)

Income tax benefit	8,612	28,812	25,836	84,249

Net loss	(2,335,287)	(2,116,002)	(6,578,420)	(10,653,419)

Net loss attributable to non-controlling interest	249,369	169,364	376,893	696,708

Net loss attributable to YOU On Demand shareholders	(2,085,918)	(1,946,638)	(6,201,527)	(9,956,711)

Dividends and deemed dividends on preferred stock	-	-	-	(16,402,161)

Net loss attributable to YOU On Demand common shareholders	$(2,085,918)	$(1,946,638)	$(6,201,527)	$(26,358,872)

Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.26)	$(1.45)

Weighted average shares outstanding:
Basic and diluted	24,003,403	22,012,166	23,890,929	18,203,124

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net loss	$(2,335,287)	$(2,116,002)	$(6,578,420)	$(10,653,419)
Other comprehensive loss, net of tax
Sale of subsidiary and dissolution of variable interest entity	-	-	-	(633,984)
Foreign currency translation adjustments	(182,208)	31,264	(182,930)	(21,907)
Comprehensive loss	(2,517,495)	(2,084,738)	(6,761,350)	(11,309,310)
Comprehensive loss attributable to non-controlling interest	230,472	170,042	359,113	685,988
Comprehensive loss attributable to YOU On Demand shareholders	$(2,287,023)	$(1,914,696)	$(6,402,237)	$(10,623,322)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,578,420)	$(10,653,419)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	967,902	1,133,335
Provision for doubtful accounts	9,087	-
Depreciation and amortization	283,468	414,486
Amortization of interest expense related to debt issuance costs	-	128,879
Amortization of interest expense related to beneficial conversion feature	-	2,126,301
Income tax benefit	(25,836)	(84,249)
Loss on long-term equity investments	143,666	16,646
Loss on disposal of assets	2,421	8,334
Change in fair value of warrant liabilities	(125,364)	655,849
Change in fair value of contingent consideration	-	160,766
Gain from disposal of consolidated entities	-	(727,963)
Change in assets and liabilities,
Accounts receivable	(1,496,756)	(461,473)
Licensed content	80,889	(555,762)
Prepaid expenses and other assets	(338,814)	(97,399)
Accounts payable	(88,440)	(482,932)
Accrued expenses and other liabilities	346,468	350,541
Deferred revenue	204,560	73,175
Deferred license fee	398,064	4,663
Net cash used in operating activities	(6,217,105)	(7,990,222)

Cash flows from investing activities:
Acquisition of property and equipment	(32,193)	(58,869)
Acquisition of leasehold improvements	-	(9,492)
Investments in intangibles and research and development	(48,938)	(292)
Investments in unconsolidated entities	-	(208,760)
Sale of subsidiary	-	(7,549)
Net cash used in investing activities	(81,131)	(284,962)

Cash flows from financing activities
Proceeds from sale of Series E Preferred Stock	-	19,000,000
Proceeds from the exercise of warrants and options	-	995,607
Series D Preferred Stock dividend payment	-	(92,054)
Interest paid on convertible note	-	(2,386,051)
Net cash provided by financing activities	-	17,517,502
Effect of exchange rate changes on cash	(157,374)	(19,992)
Net increase/(decrease) in cash and cash equivalents	(6,455,610)	9,222,326

Cash and cash equivalents at beginning of period	10,812,371	3,822,889

Cash and cash equivalents at end of period	$4,356,761	$13,045,215

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Value of warrants issued for issuance costs in connection with Preferred Series E Preferred Stock	$-	$2,166,296
Conversion of convertible promissory note for Series E Preferred Stock	$-	$2,000,000
Exchange of Series D Preferred Stock for Series E Preferred Stock	$-	$4,000,000
Value of common stock issued from conversion of Preferred Series C shares	$-	$219,754
Values of shares and options issued for Sinotop contingent consideration earn-out	$-	$739,265
Exchange of Series E Preferred Stock for common stock	$110	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014

							Accumulated	YOU on
					Additional		Other	Demand
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	Non-controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Share-based compensation	-	-	-	-	718,969	-	-	718,969	-	718,969
Common stock issued for services	-	-	73,600	74	179,926	-	-	180,000	-	180,000
Common stock and options issued for Sinotop acquisition earn-out	-	-	245,274	245	739,265	-	-	739,510	-	739,510
Conversion of Series C Preferred Stock into common stock	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Series D Preferred Stock cash dividends	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Series E Preferred Stock issued	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Series E Preferred Stock into common stock	(6,725,716)	(6,726)	6,725,716	6,726	-	-		-	-	-
Issuance costs in connection with the issuance of Series E Preferred Stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Valuation of warrants issued to placement agent in connection with the issuance of Series E Preferred Stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature of Series E Preferred Stock	-	-	-	-	16,388,572	(16,388,572)	-	-	-	-
Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Sale of subsidiary and dissolution of variable interest entity	-	-	-	-	-	-	(633,984)	(633,984)	-	(633,984)
Exercise of warrants	-	-	607,480	607	2,374,575	-	-	2,375,182	-	2,375,182
Exercise of options	-	-	11,598	12	1,040	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(9,956,711)	-	(9,956,711)	(696,708)	(10,653,419)
Foreign currency translation adjustments	-	-	-	-	-	-	(32,627)	(32,627)	10,720	(21,907)

Balance, September 30, 2014	7,559,998	$7,560	23,598,430	$23,598	$112,764,950	$(92,293,390)	$(1,381,701)	$19,121,017	$(2,083,310)	$17,037,707

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2015

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2015	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	-	-	300,797	-	-	300,797	-	300,797
Common stock issued for services	-	-	120,755	121	216,985	-	-	217,106	-	217,106
Conversion of Series E Preferred Stock into common stock	(110,286)	(110)	110,286	110	-	-	-	-	-	-
Exercise of options	-	-	3,181	3	(3)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(6,201,527)	-	(6,201,527)	(376,893)	(6,578,420)
Foreign currency translation adjustments	-	-	-	-	-	-	(200,710)	(200,710)	17,780	(182,930)
Balance, September 30, 2015	7,254,997	$7,255	24,027,924	$24,028	$96,865,051	$(84,558,094)	$(266,742)	$12,071,498	$(2,341,232)	$9,730,266

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

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

For the nine months ended September 30, 2015, we incurred a net loss of approximately $6.6 million and we used cash for operations of approximately $6.2 million. Further, we had an accumulated deficit of approximately $84.6 million as of September 30, 2015.

The Company must continue to rely on debt and equity to pay for ongoing operating expenses in order to execute its business plan. On January 31, 2014, we completed a Series E Preferred Stock financing (as discussed below in Note 9) in which we raised an additional $19.0 million. We also may have the ability to raise funds by various methods, including utilization of our $50 million shelf registration, of which $47.3 million is remaining, as well as other means of financing such as debt or private investment. However, financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner. Further we may need approval to seek additional financing from the shareholders from the August 2012 private financing in the event we do a public financing.

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

Under the above contractual agreements, YOD WFOE has the power to direct the activities of the Sinotop Beijing, and can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhonghai Video that can be used only to settle obligations of Sinotop Beijing or Zhonghai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.7 million) as of September 30, 2015. As Sinotop Beijing and Zhonghai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs as applicable for the periods presented, affected the Company’s consolidated financial statements.

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$74,541	$506,525
Accounts receivable, net	2,578,745	1,091,076
Licensed content, current	969,250	1,041,609
Prepaid expenses	76,498	105,918
Other current assets	29,299	12,811
Intercompany receivables due from the Company's subsidiaries(i)	125,178	572,192
Total current assets	3,853,511	3,330,131
Property and equipment, net	191,134	297,898
Licensed content, non-current	27,118	35,648
Intangible assets, net	284,535	5,291
Long-term equity investments	688,672	850,054
Other non-current assets	187,508	272,657
Total assets	$5,232,478	$4,791,679

LIABILITIES
Current liabilities:
Accounts payable	$9,229	$8,598
Deferred revenue	217,991	13,431
Accrued expenses and other liabilities	998,930	573,620
Accrued license fees	746,071	348,007
Intercompany payables due to the Company's subsidiaries(i)	12,443,690	11,200,536
Total current liabilities	14,415,911	12,144,192
Total liabilities	$14,415,911	$12,144,192

(i) Intercompany receivables and payables are eliminated upon consolidation

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Revenue	$2,983,741	$965,268
Net loss	$(2,030,575)	$(3,548,767)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net cash used in operating activities	$(352,169)	$(2,074,850)
Net cash used in investing activities	$(79,815)	$(276,460)
Net cash provided by financing activities	$-	$-

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

5.	Property and Equipment

The following is a breakdown of our property and equipment:

	September 30,	December 31,
	2015	2014

Furniture and office equipment	$931,242	$959,080
Leasehold improvements	190,722	190,722
Total property and equipment	1,121,964	1,149,802
Less: accumulated depreciation	(923,649)	(829,131)
Net carrying value	$198,315	$320,671

We recorded depreciation expense of approximately $47,000 and $147,000 for the three and nine months ended September 30, 2015. We recorded depreciation expense of approximately $55,000 and $181,000 for the three and nine months ended September 30, 2014.

6.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of September 30, 2015, the Company’s amortized intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/ Cooperation agreements	$2,755,821	$(711,924)	$2,043,897	$2,755,821	$(608,580)	$2,147,241
Software and licenses	253,930	(227,860)	26,070	253,930	(215,358)	38,572
Website and mobile app development	653,830	(375,689)	278,141	356,425	(356,425)	-
Total definite lived intangible assets	$3,663,581	$(1,315,473)	$2,348,108	$3,366,176	$(1,180,363)	$2,185,813
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,797,871	$(1,315,473)	$2,482,398	$3,500,466	$(1,180,363)	$2,320,103

We recorded amortization expense related to our finite lived intangible assets of approximately $52,000 and $137,000 for the three and nine months ended September 30, 2015. We recorded amortization expense related to our finite lived intangible assets of approximately $70,000 and $234,000 for the three and nine months ended September 30, 2014.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2015 (3 months)	$62,003
2016	255,274
2017	239,487
2018	194,788
2019	138,275
2020	137,792
Thereafter	1,320,489
Total amortization to be recognized	$2,348,108

7.	Fair Value Measurements

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

The fair value of the warrant liabilities at September 30, 2015 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2014. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	September 30,	December 31,
	2015	2014
Risk-free interest rate	0.64%	1.040%
Expected volatility	70%	70%
Expected term (years)	1.92	2.67
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$459,686	$459,686

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$585,050	$585,050

The table below reflects the components effecting the change in fair value for the nine months ended September 30, 2015:

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2015
			Change in
	January 1,		Fair Value	September 30,
	2015	Settlements	gain	2015
Liabilities:
Warrant liabilities (see Note 10)	$585,050	$-	$(125,364)	$459,686

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other payables and convertible promissory note as of September 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments.

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

For the three and nine months ended September 30, 2015, the Company recorded interest expense of $30,000 and $90,000, respectively, related to the Note. For the three and nine months ended September 30, 2014, the Company recorded interest expense of $30,000 and $2,216,000, respectively, related to the Note.

(b) Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”) to provide video content services via C Media’s proprietary railway Wi-Fi service platform. As of September 30, 2015, C Media is our largest shareholder. For the three and nine months ended September 30, 2015, total revenue recognized amounted to nil and $182,000, respectively. As of September 30, 2015, total accounts receivable due from C Media amounted to $94,000.

(c) Cost of Revenue

Zhong Hai Video paid licensed content fees of approximately nil and $41,000 for the three months ended September 30, 2015 and 2014, and $80,000 and $122,000 for the nine months ended September 30, 2015 and 2014, respectively, to Hua Cheng, the minority shareholder of Zhong Hai Video. As of September 30, 2015 and 2014, total accounts payable due to Hua Cheng amounted to $39,000 and nil.

(d) Sale of WFOE

Effective March 25, 2014, WFOE, our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited, whose sole shareholder is a family member of one of our management personnel. Total consideration for the sale of WFOE was $50,000, which was received in the third quarter of 2014.

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

On January 31, 2014, the Company exchanged the Series D Preferred Stock to Series E Preferred Stock, effective as of January 31, 2014. Previously recognized beneficial conversion feature of $183,000 related to the Series D Preferred Stock original issuance was reversed and the Company recognized approximately $2,651,000 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, in accordance with the terms of the Series D Preferred Stock Purchase Agreement, the Company paid the full cumulative dividends of $92,000 upon the exchange of the Series D Preferred Stock to Series E Preferred Stock.

(b) $2.0 Million Convertible Note

On November 4, 2013, the Company issued a convertible note to C Media in $2,000,000 principal amount (the “Bridge Note”). The Bridge Note had an annual interest rate of 4% and a maturity date of January 5, 2015. Upon the closing of a financing pursuant to the terms of the Series D Preferred Stock Purchase Agreement by and between the Company and C Media, dated as of July 5, 2013, as amended as of November 4, 2013 (as discussed below) in which C Media would invest funds in the Company in exchange for shares of the Series E Preferred Stock, the principal amount and all unpaid interest of the Bridge Note would be automatically converted into shares of Series E Preferred Stock at a conversion price equal to the per share purchase price paid for the Series E Preferred Stock by C Media. Upon the issuance of the Series E Preferred Stock on January 31, 2014, the Bridge Note was automatically converted into 1,142,857 shares of Series E Preferred Stock, with no gain or loss recognized for the conversion of the Bridge Note for Series E Preferred Stock.

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

As of September 30, 2015 and December 31, 2014, the warrant liability was re-valued as disclosed in Note 7, and was adjusted to its current fair value of approximately $460,000 and $585,000, respectively, as determined by the Company, resulting in a gain of approximately $125,000 for the nine months ended September 30, 2015. There were no warrants exercised during nine months ended September 30, 2015.

11.	Share-Based Payments

As of September 30, 2015, the Company had 1,721,096 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014
Employees and directors share-based payments	$287,000	$912,000	$968,000	$1,133,000

(a) Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of September 30, 2015, options available for issuance are 2,011,297 shares.

Stock option activity for the nine months ended September 30, 2015 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	1,800,226	$2.73
Granted	16,565	2.12
Exercised	(19,042)	1.79
Expired	(30,689)	1.89
Forfeited	(45,964)	1.68
Outstanding at September 30, 2015	1,721,096	$2.77	5.89	$60,625
Vested and expected to vest as of September 30, 2015	1,721,096	2.77	5.89	60,625
Options exercisable at September 30, 2015 (vested)	1,674,156	$2.80	5.83	$52,188

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $1.28 and $1.70. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $6,192 and $8,553.

As of September 30, 2015, approximately $78,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.44 years. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was approximately $301,000 and $719,000 respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of September 30, 2015, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 2.64 years. The following table outlines the warrants outstanding and exercisable as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
	and Exercisable	and Exercisable

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	2,191,487	2,191,487

(i)	The warrants are classified as derivate liabilities in Note 10

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the nine months ended September 30, 2015 and 2014, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	September 30,	September 30,
	2015	2014
Warrants	2,191,487	2,191,487
Options	1,721,096	1,821,142
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,254,997	7,559,998
Convertible promissory notes	1,947,053	1,878,481
Total	14,047,966	14,384,441

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,	September 30,
	2015	2014
Exercise of stock warrants	2,191,487	2,191,487
Exercise and future grants of stock options	3,928,870	3,985,605
Conversion of preferred stock	8,188,330	8,493,331
Issuable shares from conversion of promissory notes payable	1,947,053	1,878,481
Total	16,255,740	16,548,904

13.	Income Taxes

As of September 30, 2015, the Company had approximately $23.6 million of the U.S domestic cumulative tax loss carryforwards (which excludes the NOL carryforwards of approximately $1.7 million because of the uncertainty of the position being sustained) and approximately $14.7 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2035 and year 2015 to year 2020, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. The valuation allowance increased approximately $0.5 million and $2.3 million during the three and nine months ended September 30, 2015, respectively.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

14.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2015, the Company's potential minimum cash obligation to these employees was approximately $1,348,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in New York and China through 2017 as follows:

Leased Property
Years ending December 31,	Costs
2015 (3 months)	$203,850
2016	691,653
2017	57,725
Total	$953,228

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2016 as follows:

Years ending December 31,	Content Costs
2015 (3 months)	$2,237,711
2016	1,306,500
2017	1,074,650
Total	$4,618,861

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

For the nine months ended September 30, 2015, three customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of September 30, 2015.

For the nine months ended September 30, 2014, four customers individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for 10% of the Company’s net accounts receivables as of September 30, 2014.

(c) Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the nine months ended September 30, 2015, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for 10% of the Company’s accounts payable as of September 30, 2015.

For the nine months ended September 30, 2014, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for 10% of the Company’s accounts payable as of September 30, 2014.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. As of September 30, 2015 and 2014, the Company’s cash and cash equivalents were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $7,000 and $25,000 for the nine months ended September 30, 2015 and 2014, respectively.

17.	Subsequent Event

Management evaluated subsequent events after September 30, 2015 through the latest practicable date, and concluded that no subsequent event has occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to adapt our product and service offerings to meet consumer demands. Our expansion prospect is dependent on continued development of our product and services. The content distribution industry in China is highly competitive and dominated by large Internet companies that have more resources than us. The growth of our business will depend on whether we can develop new services and products that can offer higher quality contents, technological innovation and unique user experience.

•	Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offerings and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

•	Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2013, we shifted our focus to our core multi-platform video streaming services and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our normalized operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities, maintaining our public company status and making staff reductions.

•	Changes in China’s economic, political or social policies or conditions. We operate in China and derive all of our revenues from sales to customers in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Amount Change	% Change
Revenue	$476,000	$645,000	$(169,000)	-26%
Cost of revenue	900,000	873,000	27,000	3%
Gross loss	(424,000)	(228,000)	(196,000)	86%

Operating expense:
Selling, general and administrative expenses	1,832,000	1,861,000	(29,000)	-2%
Professional fees	141,000	114,000	27,000	24%
Depreciation and amortization	99,000	125,000	(26,000)	-21%
Total operating expense	2,072,000	2,100,000	(28,000)	-1%

Loss from operations	(2,496,000)	(2,328,000)	(168,000)	7%

Interest and other income/(expense)
Interest expense, net	(31,000)	(29,000)	(2,000)	7%
Change in fair value of warrant liabilities	91,000	282,000	(191,000)	-68%
Change in fair value of contingent consideration	-	(48,000)	48,000	-100%
Loss on investment in unconsolidated entities	(51,000)	(6,000)	(45,000)	750%
Others	142,000	(16,000)	158,000	-988%

Loss before income taxes and non-controlling interest	(2,345,000)	(2,145,000)	(200,000)	9%

Income tax benefit	9,000	29,000	(20,000)	-69%

Net loss	(2,336,000)	(2,116,000)	(220,000)	10%

Net loss attributable to non-controlling interest	249,000	169,000	80,000	47%

Net loss attributable to YOU On Demand shareholders	(2,087,000)	(1,947,000)	(140,000)	7%

Dividend and deemed dividend on preferred stock	-	-	-	-

Net loss attributable to YOU On Demand common shareholders	$(2,087,000)	$(1,947,000)	$(140,000)	7%

Revenues

Revenue for the three months ended September 30, 2015 was $476,000, as compared to $645,000 for the same period in 2014. The decrease in revenue of approximately $169,000 was primarily attributable to slowdown in our VOD business for the quarter, which was affected by delays in the execution of certain new agreements and decline in monthly subscribers on some distribution platforms after the summer. Our revenue is derived from delivery of our licensed content and performance of related services for customers and channel partners, which spans across multiple platforms and distribution networks thereby causing some variability in the timing of our content and service delivery. Changes in internal resource allocation of our customers and channel partners, economic and market conditions and industry regulatory environment also influence the progress of our distribution arrangements.

Gross loss

Our gross loss for the three months ended September 30, 2015 was $424,000, as compared to $228,000 gross loss during the same period in 2014. The increase in gross loss of approximately $196,000 was primarily due to to slowdown in our VOD business which led to a decrease in revenue for the quarter. Our cost of revenue, primarily comprised of content licensing fees paid to production companies under our content license agreements, remained relatively stable for the quarter as our revenues from operations do not yet meet the threshold that exceed minimum guarantee payments.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2015, decreased approximately $29,000, to $1,832,000, as compared to $1,861,000 for the three months ended September 30, 2014.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 50% of our selling, general and administrative expenses for the three months ended September 30, 2015. For the third quarter of 2015, salaries and personnel costs totaled $922,000, a decrease of $79,000, or 8%, as compared to $1,001,000 for the same period of 2014. While we added resources in the area of product development and operations, salaries and personnel costs decreased due to continuous cost control and internal re-alignment of resources, which was a primary focus for the 2015 fiscal year.

The other major components of our selling, general and administrative expenses include marketing and promotion expenses. For the three months ended September 30, 2015, these costs totaled $910,000, a net increase of $50,000, or 6%, as compared to $860,000 for the same period in 2014, primarily due to increasing marketing expenses related to promotion of our YOU Hollywood services across big screen platforms, namely cable, IPTV and OTT.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our multi-platform video streaming services. Our costs for professional fees increased $27,000, or 24%, to $141,000 for the three months ended September 30, 2015, from $114,000 for the same period in 2014. The increase in professional fees was related to audit, corporate governance and advisory expenses.

Depreciation and amortization

Our depreciation and amortization expense decreased by $26,000, or 21%, to $99,000 in the three months ended September 30, 2015, from $125,000 during the three months ended September 30, 2014. The decrease was mainly due to full amortization of website development and certain software in 2014.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of $91,000 and $282,000 for the three months ended September 30, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD HK is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $48,000 for the three months ended September 30, 2014.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended September 30, 2015, $249,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the three months ended September 30, 2014, operating loss attributable to non-controlling interest was $169,000.

Comparison of Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014	Amount Change	% Change
Revenue	$2,984,000	$965,000	$2,019,000	209%
Cost of revenue	2,772,000	2,606,000	166,000	6%
Gross profit/(loss)	212,000	(1,641,000)	1,853,000	-113%

Operating expense:
Selling, general and administrative expenses	5,940,000	5,772,000	168,000	3%
Professional fees	581,000	376,000	205,000	55%
Depreciation and amortization	283,000	415,000	(132,000)	-32%
Total operating expense	6,804,000	6,563,000	241,000	4%

Loss from operations	(6,592,000)	(8,204,000)	1,612,000	-20%

Interest & other income/(expense)
Interest expense, net	(89,000)	(2,346,000)	2,257,000	-96%
Change in fair value of warrant liabilities	125,000	(656,000)	781,000	-119%
Change in fair value of contingent consideration	-	(161,000)	161,000	-100%
Loss on investment in unconsolidated entities	(144,000)	(17,000)	(127,000)	747%
Gain on sale of subsidiary	-	755,000	(755,000)	-100%
Loss on dissolution of a variable interest entity	-	(27,000)	27,000	-100%
Others	96,000	(82,000)	178,000	-217%

Loss before income taxes and non-controlling interest	(6,604,000)	(10,738,000)	4,134,000	-38%

Income tax benefit	26,000	84,000	(58,000)	-69%

Net loss	(6,578,000)	(10,654,000)	4,076,000	-38%

Net loss attributable to non-controlling interest	377,000	697,000	(320,000)	-46%

Net loss attributable to YOU On Demand shareholders	(6,201,000)	(9,957,000)	3,756,000	-38%

Dividend and deemed dividend on preferred stock	-	(16,402,000)	16,402,000	-100%

Net loss attributable to YOU On Demand common shareholders	$(6,201,000)	$(26,359,000)	$20,158,000	-76%

Revenues

Revenue for the nine months ended September 30, 2015 was $2,984,000, as compared to $965,000 for the same period in 2014. The increase in revenue of approximately $2,019,000 was attributable to the growth of our multi-platform video streaming services.

Gross profit/loss

Our gross profit for the nine months ended September 30, 2015 was $212,000, as compared to $1,641,000 gross loss during the same period in 2014. The increase in gross profit of approximately $1,853,000 was primarily due to growth in revenue while maintaining tight control of costs. YOD’s cost of revenue is largely comprised of content licensing fees and, to a lesser extent, costs associated with direct delivery of our content services such as content preparation fees and government censorship clearance costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2015, increased approximately $168,000, to $5,940,000, as compared to $5,772,000 for the nine months ended September 30, 2014.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 44% of our selling, general and administrative expenses for the nine months ended September 30, 2015. For the three quarters of 2015, salaries and personnel costs totaled $2,614,000, a decrease of $481,000, or 16%, as compared to $3,095,000 for the same period of 2014, due to staff reductions made as part of the above mentioned cost control and internal re-alignment  initiatives.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the nine months ended September 30, 2015, these costs totaled $3,326,000, a net increase of $649,000, or 24%, as compared to $2,677,000 for the same period in 2014, primarily due to the increase of severance cost and growth in our business, including development of new products and services, as well as promotion of these services.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our multi-platform video streaming services. Our costs for professional fees increased $205,000, or 55%, to $581,000 for the nine months ended September 30, 2015, from $376,000 for the same period in 2014. The increase in professional fees was related to our transition to a new audit firm.

Depreciation and amortization

Our depreciation and amortization expense decreased by $132,000, or 32%, to $283,000 in the nine months ended September 30, 2015, from $415,000 during the nine months ended September 30, 2014. The decrease was mainly due to full amortization of website development and certain software in 2014.

Interest expense, net

Our interest expense decreased by $2,257,000 to $89,000 for the nine months ended September 30, 2015, from $2,346,000 during the same period in 2014. Interest expense incurred during 2014 was primarily related to (1) the amortization of debt issuance costs related to the issuance of the $2.0 million convertible note, and (2) the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note as discussed in Note 8(a) of the consolidated financial statements included in this report.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of $125,000 and a loss of $656,000 for the nine months ended September 30, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD HK is classified as a liability because the earn-out securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $161,000 for the nine months ended September 30, 2014.

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

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the nine months ended September 30, 2015, $377,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the nine months ended September 30, 2014, operating loss attributable to non-controlling interest was $697,000.

Dividends on preferred stock

For the nine months ended September 30, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $4,357,000. Approximately $588,000 was held in our Hong Kong entity and $3,765,000 was held in our China entities. The Company has no plans to repatriate these funds. As of September 30, 2015, we had working capital of approximately $1,006,000.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net cash used in operating activities	$(6,217,000)	$(7,990,000)
Net cash used in investing activities	(81,000)	(285,000)
Net cash provided by financing activities	-	17,517,000
Effect of exchange rate changes on cash	(157,000)	(20,000)
Net increase/(decrease) in cash and cash equivalents	(6,455,000)	9,222,000

Cash and cash equivalents at beginning of period	10,812,000	3,823,000

Cash and cash equivalents at end of period	$4,357,000	$13,045,000

Operating Activities

Cash used in operating activities decreased for the nine months ended September 30, 2015 compared to 2014 primarily due to the expansion of our multi-platform video streaming services. Although our content license payments and operational costs increased year-over-year, the increase in our costs and expenses was partially offset by our significant revenue growth.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was primarily due to additions to property and equipment of $32,000 and intangibles and research and development of $49,000. Cash used in investing activities for the nine months ended September 30, 2014 was primarily used for investment in Shandong Lushi Media Co., Ltd (“Shandong Media”), a PRC company 30% owned by Sinotop Beijing, and, to a lesser extent, the acquisition of property and equipment. In August 2014, we invested US$209,000 (approximately RMB1.29 million) in Shandong Media to maintain our 30% equity ownership.

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

The fact that we have incurred significant continuing losses and continue to rely on debt and equity financings to fund our operations to date, could raise substantial doubt about our ability to continue as a going concern. As of September 30, 2015 and 2014, the Company has accumulated deficits of approximately $85 million and $92 million, respectively. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Vice president of finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended based on the following reason:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control for the quarter ended September 30, 2015, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2015.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2015.

YOU ON DEMAND HOLDINGS, INC.

By: /s/ Weicheng Liu
Name: Weicheng Liu
Title: Chief Executive Officer
(Principal Executive Officer and an Authorized Officer)