Form 10-K
period 2015-12-31
YOU ON DEMAND HOLDINGS, INC.
filed 2016-03-30
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.001-35561

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

Yes [  ]     No [ X ]

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $39,052,670. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 28,861,342 shares of the registrant’s common stock outstanding as of March 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YOU ON DEMAND HOLDINGS, INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2015
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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” or “YOU On Demand” are to the business of YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

.	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
.	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
.	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
.	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video;
.

“Jinan Zhong Kuan” refers to Jinan Zhong Kuan Dian Guang Information Technology Co., Ltd., a PRC company which we controlled through contractual arrangements (as of March 25, 2014, this company has been dissolved);

.	“Modern Movie” refers to Modern Movie & TV Biweekly Press, a PRC company;
.	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
.	“Renminbi” and “RMB” refer to the legal currency of China;
.	“SAPPRFT” refers to the State Administration of Press, Publication, Radio, Film & Television, an executive branch under the State Council of the People’s Republic of China;
.	“SEC” refers to the United States Securities and Exchange Commission;
.	“Securities Act” refers to the Securities Act of 1933, as amended;
.	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
.	Shandong Media” refers to our previously owned 50% joint venture, Shandong Lushi Media Co., Ltd., a PRC company; effective July 1, 2012, Shandong Media became a 30% owned company by Sinotop Beijing;
.	“Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;
.	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD WFOE through contractual arrangements;
.	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;

.	“VIE” refers to our current variable interest entity Sinotop Beijing;
.	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
.	“WFOE” refers to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company which was sold during the quarter ended March 31, 2014;
.	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company wholly- owned by CB Cayman;
.	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; and
.	“Zhong Hai Video” refers to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing.

In this report we are relying on and we refer to information and statistics regarding the media industry in China that we have obtained from various public sources. Any such information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

YOU On Demand is a premium content Video On Demand (“VOD”) service provider with primary operations in the People’s Republic of China. YOU On Demand Holdings, Inc. was incorporated in the State of Nevada on October 19, 2004.

YOU On Demand, through its subsidiaries and variable interest entity, provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. By leveraging and optimizing its existing operations, we have positioned ourselves to evolve into a mobile-driven, “new media” platform for both enterprises and consumers.

We launched our VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Video, the entity though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) direct to user, or B2C, mobile video service apps. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and, accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Our OTT, Mobile App, IPTV and Digital Cable VOD Businesses

YOU On Demand is a leading multi-platform entertainment company delivering premium content, including leading Hollywood and China-produced movie titles as well as children’s programming, to customers’ mobile and TV screens across China via Subscription Video On Demand (“SVOD”) and Transactional Video On Demand (“TVOD”) paid content services. The Company’s current distribution partners include digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators. Our subscribers can watch our content anytime, anywhere and have full DVD-like control as they can play, pause and resume watching, all without commercial and advertising interruptions. Our core revenues are being generated from both minimum guarantee payments and revenue sharing arrangements with our distribution partners as well as subscription or transactional fees from our subscribers.

We have distribution agreements with several OTT, IPTV and mobile distributors, manufacturers and operators. In 2015, the YOU Cinema movie subscription service made its commercial debut on the Xiaomi OTT set-top box as part of YOU On Demand’s previously announced distribution deal with China Network Television's (“CNTV”) subsidiary, Future TV Co. Ltd. (the official online division of Chinese national public broadcaster China Central Television [“CCTV”]). Other distribution partners of ours include: Huawei, a leading global information and communications technology solutions provider and one of the largest global smartphone manufacturers; Dr. Peng Telecom and Media Group, Ltd and its OTT box, the Domy Box; Southern Media Corporation’s 3GTV mobile video platform which currently serves 6 million subscribers through China Mobile, China Unicom and China Telecom in Guangdong, a province which has the largest mobile service and movie box office in China

Specifically, for digital cable, through the acquisition of YOD Hong Kong and its VIE, Sinotop Beijing, YOU On Demand has an exclusive 20-year joint venture (approximately 15 years remaining) with CCTV-6's China Home Cinema (“CHC”), making us the first national VOD platform in China. We operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC for operating and marketing TVOD, SVOD, Near Video On Demand (“NVOD”) and related Value-Added Services (“VAS”).

YOU On Demand has and continues to license increasing amounts of entertainment and educational content that enables our subscribers to enjoy premium and diverse entertainment directly on their mobile and TV screens. We have content agreements with Disney Media Distribution, Paramount Pictures, Twentieth Century Fox Television Distribution, NBC Universal, Miramax Films, Lionsgate, Screen Media Ventures, among other independent studios.

Recent Developments

In November 2015, we entered into a series of agreements with Beijing Sun Seven Stars Culture Development Limited (“SSS”), a PRC company, and its affiliate Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), which were later amended and restated in December 2015. Under the agreements with SSS, among other things, (i) SSS purchased 4,545,454 shares of our common stock for $2.20 per share, or total purchase price of $10.0 million, (ii) we issued a two-year warrant to SSS to acquire an additional 1,818,182 shares of our common stock at an exercise price of $2.75 per share, and (iii) we were granted a non-exclusive, royalty-free content distribution right for certain assets valued at approximately $29.1 million, in exchange for a promissory note that is convertible into 9,208,860 shares of common stock. The promissory note has a stated principal amount of $17.7 million, bears interest at the rate of 0.56% per annum and matures May 21, 2016. In the event of default, the promissory note will become immediately due and payable. As of December 31, 2015, no shares, warrants or promissory note was issued by the Company as the transaction was subject to certain closing conditions. On March 28, 2016, we completed this transaction with SSS.

Until receipt of necessary shareholder approvals for the transactions contemplated by these agreements, SSS’s warrant may not be exercised and the promissory note may not be converted, to the extent that such conversion would result in SSS and its affiliates beneficially owning more than 19.99% of our outstanding shares of common stock. Once the necessary shareholder approval is received, the unpaid principal and interest on the promissory note will automatically convert into shares of common stock. If shareholder approval is obtained, SSS and its affiliates will own 33.7% of our outstanding shares of common stock, after taking into account the warrants and conversion of promissory note.

In addition, we purchased the equity interest in a newly formed subsidiary of Tianjin Enternet, Tianjin Sevenstarsflix Network Technology Limited (“SSF”), that will offer a branded pay content service delivered to consumers ubiquitously through all its platform partners, will track and share consumer payments and other behavior data, will operate a customer management and data-based service and will develop mobile social TV-based customer management portals. In exchange for the sale of the equity interest in SSF and subject to certain conditions and performance thresholds, Tianjin Enternet will receive shares of our common stock over three years, with the exact amount based on an earn-out provision, such amounts not to exceed 5.0 million shares of common stock for each of 2016, 2017 and 2018. The issuance of such earn out shares is subject to certain shareholder approvals. In the event we do not obtain such approvals before applicable target thresholds have been met, we will not issue shares of common stock to Tianjin Enternet, but will instead issue a promissory note to Tianjin Enternet, with a principal amount equal to the quotient obtained by multiplying 5.0 million by our applicable stock price as defined in the promissory note. As of December 31, 2015, the transfer of SSF to the Company was still subject to certain closing conditions.

In the event that the entire amount of earn out shares are received by Tianjin Enternet, SSS and its affiliates will then own approximately 49.9% of our outstanding shares of common stock, after taking into account the warrants and conversion of promissory note.

For a more detailed description of the agreements with SSS and its affiliates, see our Current Reports on Form 8-K filed on November 24 and December 24, 2015, respectively, as well as Notes to Consolidated Financial Statements included in this Annual Report.

Corporate Structure

The following chart depicts our corporate structure as of March 30, 2016:

Note: Bing Wu, holder of 95% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is the brother of Bruno Zheng Wu, our Chairman. Yun Zhu, holder of 5% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is the Vice President of SSS, a significant shareholder as described under the “Recent Development” section above.

1.	Sinotop Beijing VIE Agreements, including with Bing Wu and Yun Zhu, the nominee shareholders of Sinotop Beijing (together, the “Nominee Shareholders”).

(i)	Management Services Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010.

(ii)	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016.

(iii)	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016.

(iv)	Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Bing Wu and YOD WFOE, Sinotop Beijing and Yun Zhu, both dated as of January 25, 2016

(iv)	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016.

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

On January 22, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Sinotop Beijing and Zhang Yan to terminate certain contractual arrangements, including the Option Agreement, dated March 9, 2010, among YOD HK, Sinotop Beijing and Zhang Yan, the sole shareholder of Sinotop Beijing, the Termination, Assignment and Assumption Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012, Voting Rights Proxy Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012, Equity Pledge Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012 and Power of Attorney Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012 (collectively, the “Old Sinotop VIE Agreements”). On January 25, 2016, Zhang Yan entered into an Equity Transfer Agreement with Bing Wu and Yun Zhu, whereby Zhang Yan transferred 100% of her equity ownership in Sinotop Beijing to Bing Wu and Yun Zhu. The equity transfer application was accepted by the State Administration of Industry and Commerce (“SAIC”) on March 30, 2016 and became effective upon acceptance. Upon the conclusion of the transfer arrangement, Bing Wu and Yun Zhu will hold 95% and 5%, respectively, of equity ownership in Sinotop Beijing.

On the same day, the Company entered into the following contractual arrangements with Bing Wu and Yun Zhu (collectively, the “New Sinotop VIE Agreements”), also effective on March 30, 2016 when the above mentioned transfer arrangements were approved by the SAIC:

  Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016.

  Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016.

  Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Bing Wu and YOD WFOE, Sinotop Beijing and Yun Zhu, both dated as of January 25, 2016.

  Technical Service Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016.

  Spousal Consent by the spouse of Bing Wu and Yun Zhu, respectively, both dated January 25, 2016.

  Letter of Indemnification among YOD WFOE and Bing Wu and YOD WFOE and Yun Zhu, both dated as of January 25, 2016.

The terms of the New Sinotop VIE Agreements are detailed as follows:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, the Nomineee Shareholders, dated January 25, 2016, the Nominee Shareholders pledged all of their equity interests in Sinotop Beijing (the “Collateral”) to YOD WFOE as security for the performance of the obligations of Sinotop Beijing to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WFOE, Sinotop Beijing and the Nominee Shareholders, dated January 25, 2016, and entered into in connection with the Technical Services Agreement, the Nominee Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in Sinotop Beijing. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Nominee Shareholders are transferred to YOD WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WFOE, Sinotop Beijing and each of the respective Nominee Shareholders, dated January 25, 2016, each of the Nominee Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of Sinotop Beijing. The Nominee Shareholders may not transfer any of its equity interest in Sinotop Beijing to any party other than YOD WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in Sinotop Beijing has been transferred to YOD WFOE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement, dated January 25, 2016, between YOD WFOE and Sinotop Beijing, YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to Sinotop Beijing, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from Sinotop Beijing equivalent to YOD WFOE’s cost plus 30% of such costs. YOD WFOE and Sinotop Beijing agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, dated January 25, 2016, undersigned by the respective spouse of Nominee Shareholders (collectively, the “Spouses”), the Spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses agreed to not make any assertions in connection with the equity interest of Sinotop Beijing and to waived consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the Spouses obtain any equity interests of Sinotop Beijing which are held by the Nominee Shareholders, the Spouses agreed to be bound by the New Sinotop VIE Agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the New Sinotop VIE Agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and Bing Wu and YOD WFOE and Yun Zhu, both dated as of January 25, 2016, YOD WFOE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of Sinotop Beijing, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. Conversely, the Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either Nominee Shareholders or YOD WFOE terminates the agreement by giving the other party hereto sixty (60) days’ prior written notice.

In addition, the Management Service Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010 continued to remain in effect, the key terms of which is as follows:

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

Although the New Sinotop VIE Agreements resulted in a change to the legal shareholders of Sinotop Beijing, it does not change YOD WFOE’s ability to control Sinotop Beijing or YOD WFOE’s rights to the economic benefits of Sinotop Beijing. YOD WFOE was the primary beneficiary of Sinotop Beijing prior to the signing of the New Sinotop VIE Agreements and remained as the primary beneficiary of Sinotop Beijing after the signing of the New Sinotop VIE Agreements.

The foregoing description of the New Sinotop VIE Agreements is not purported to be complete and is qualified in its entirety by reference to the complete text of such agreements attached to this Annual Report as Exhibits 10.33 through 10.39.

Our Unconsolidated Equity Investment

We hold 30% ownership interest in Shandong Media, our print-based media business, and account for our investment in Shandong Media under the equity method. The business of Shandong Media includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services.

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

Our Competition

The market for video entertainment is subject to continuous change and aggressive competition. Our primary competitors include Internet-based content providers and the DVD market, both of which include those that provide legal and pirated (illegal) content. Specifically, our primary competitors include companies that operate online video websites in China where we compete with these entities for customers and users. Some of these competitors include iQiyi.com, Youku, Tencent and Sohu. As far as digital cable distribution, although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our exclusive joint venture partnership with CCTV-6’s pay channel, CHC, and first to market advantage. We also have some indirect competition from the pirated DVD market.

Intellectual Property

We are not a party to any royalty agreements, labor contracts or franchise agreements. We own the trademark “YOU On Demand” and “(优点互动)” which are both registered in the PRC.  The duration of our trademarks is ten years and trademarks are generally subject to an indefinite number of renewals upon appropriate application.

Our Employees

As of December 31, 2015, we had a total of 51 full-time employees including one located in the United States. The following table sets forth the number of our employees by function at December 31, 2015.

Function	Number of Employees
Business Development	6
Service Operations	9
Technology	11
Content Production	10
Financial and Legal	8
Human Resource	2
Administrative	5
TOTAL	51

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

Regulation

General Regulation of Businesses

Our PRC-based operating subsidiaries and VIE is regulated by the national and local laws of the PRC. The radio and television broadcasting industries are highly regulated in China. Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets. SAPPRFT regulates the radio and television broadcasting industry in China. In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits second. The SAPPRFT and the upper level government bodies controls broadcasting assets and broadcasting content in China.

The Ministry of Industry and Information Technology (“MIIT”) plays a similar role to SAPPRFT in the telecom industry in China. China’s telecom industry is comparatively more deregulated than the broadcasting industry. While China’s telecom industry has substantial financial backing, SAPPRFT, and its regulator, the Propaganda Ministry under China’s Communist Party Central Committee, never relinquished ultimate regulatory control over content and broadcasting control.

The major internet regulatory barrier for cable operators to migrate into multiple-system operators and to be able to offer telecom services is the license barrier. Few independent cable operators in China are able to acquire full and proper broadband connection licenses from MIIT. The licenses, while awarded by MIIT, are given on very-fragmented regional market levels. With cable operators holding the last mile to access end users, cable operators are believed to pose a competitive threat to local telecom carriers. While internet connection licenses are deregulated to even the local private sector, MIIT still tries to utilize the relevant licenses as a barrier to entry from cable operators that fall under the administration  of SAPPRFT.

We are required to obtain government approval from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and other government agencies in China for transactions such as our acquisition or disposition of business entities in China. Additionally, foreign ownership of business and assets in China is not permitted without specific government approval. For this reason, Sinotop Beijing was acquired through our acquisition of YOD Hong Kong, which controls Sinotop Beijing through a series of contractual agreements with YOD Hong Kong and YOD WFOE. We use voting control agreements among the parties so as to obtain equitable and legal ownership or control of our subsidiaries and VIE.

Licenses and Permits

Video on Demand

Zhong Hai Video holds the following licenses:

Description	License/Permit
Cable Television & Operations Permit	Beijing No. 1413
Internet Content Provider	Beijing No. 140351

Shandong Media

Shandong Media holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu No:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

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

As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2015 and 2014 and has relied on debt and equity financings to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our company.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our revenue may fluctuate as our channel partners make changes to their business model and we rely on third-party payment platforms to produce billing based on payment collection from end-users across all platforms. In recent years, video content costs escalated sharply in the industry which affected our ability to procure new content at the same cost as prior years. In addition, we incurred substantial technology and marketing costs related to operating our direct-to-consumer channels and developing our YOU Kids brand.

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

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the services that we offer, and by the introduction of new goods or services. Growth in our businesses may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

.	our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;
.	the costs associated with such growth, which are difficult to quantify, but could be significant; and
.	rapid technological change.

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

We do not have direct or indirect equity ownership of our VIE, which collectively operate all our businesses in China, but instead have entered into contractual arrangements with our VIE and each of its individual legal shareholder(s) pursuant to which we received an economic interest in, and have the power to direct the activities of the VIE, in a manner substantially similar to a controlling equity interest. Although we believe that our business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to restrict or discontinue our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIE for our operations, which may not be as effective for providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIE in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIE. These contractual arrangements may not be as effective for providing control over the VIE as direct ownership. For example, the VIE may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we may not be able to conduct our operations in the manner currently planned. In addition, the VIE may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with the ability to control the VIE, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Our arrangements with our VIE and its respective shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with our VIE and their respective shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to those of other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

If we do not obtain shareholder approval of certain potential common stock issuances to Beijing Sun Seven Stars Culture Development Limited, or SSS, a promissory note held by SSS will be due, and we may not have the resources to repay such note.

Under the rules of the NASDAQ Capital Market, we generally may not issue more than 19.99% of our outstanding shares unless we obtain shareholder approval. On December 21, 2015, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated Securities Purchase Agreement”) with SSS, pursuant to which we agreed to issue 4,545,454 shares of our common stock for $2.20 per share, or a total purchase price of $10.0 million to SSS. In addition, we agreed to issue two-year warrants to acquire an additional 1,818,182 shares of common stock at an exercise price of $2.75 per share (the “SSS Warrant”) to SSS. On the same day, we also entered into a Content License Agreement with SSS (the “Content License Agreement”) under which SSS granted us a non-exclusive, royalty-free content distribution right for certain assets valued at approximately $29.1 million, in exchange for a promissory note (the “SSS Note”) that is convertible into 9,208,860 shares of our common stock (the “IP Shares”). The SSS Note has a stated principal amount of $17.7 million, bears interest at the rate of 0.56% per annum and matures May 21, 2016. In the event of default, the SSS Note will become immediately due and payable. As of December 31, 2015, no shares, warrants or promissory note was issued by the Company as the transaction was subject to certain closing conditions. On March 28, 2016, we closed the transaction with SSS.

Under the terms of the respective agreements, until receipt of necessary shareholder approvals, the SSS Warrant may not be exercised and the SSS Note is not convertible into the IP Shares to the extent that such exercise and/or conversion would result in SSS and its affiliates beneficially owning more than 19.99% of our outstanding common stock. Once the necessary shareholder approval is received, the unpaid principal and interest on the SSS Note will automatically convert into the IP Shares.

Although we will put this proposal to our shareholders for their approval, no assurances can be given that we will obtain such shareholder approval. If we fail to obtain such shareholder approval by May 21, 2016 (unless such maturity date for the SSS Note is extended), SSS may require us to satisfy all of our obligations under the SSS Note, including the payment in full of all principal and interest, and may pursue other legal or equitable remedies against us. Our ability to make such cash payments will depend on available cash resources at that time, and there can be no assurance that we will have the cash necessary to make such payments. Early payment of the SSS Note could therefore have a significantly adverse effect on our liquidity and financial condition

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our key employees, in particular, Mr. Bruno Wu, our Chairman, Mr. Shane McMahon, our Vice Chairman, and Mr. Mingcheng Tao, our Chief Executive Officer. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

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

We depend on third parties to provide video content for our VOD services, and if we are unable to secure access to these contents, we may be unable to attract and retain subscribers.

We depend on third parties to provide us with programming content which we would distribute through our channel partners to our subscribers in China. We continue to negotiate with various entertainment studios and other right holders to secure access to additional programming content in order to make our service more attractive to subscribers. However, we may not be able to obtain access to additional programming content on favorable terms, or at all. In addition, video content costs have increased sharply in the Chinese Internet market and we may not be able to purchase the same volume of content once our existing content contracts expires. If we are unable to successfully negotiate agreements for access to high quality programming content, we may not be able to attract and retain subscribers or distribution partners for our service, and our operating results would be negatively affected.

If we are unable to attract many subscribers for our VOD services, or are unable to successfully renew agreements or negotiate additional agreements with distribution partners in China to deliver our programming content, our financial performance will be adversely affected.

At present, there is a limited market for VOD services in China, and there is no guarantee that a market will develop or that we will be able to attract subscribers to purchase our services. In addition, we rely on cable television, IPTV and OTT providers to deliver our programming content to subscribers and we may not be able to renew agreements or negotiate additional agreements to deliver our programming content on favorable terms, or at all. If we are unable to attract many subscribers or successfully negotiate additional delivery agreements with distribution partners, including cable television, IPTV and OTT providers, our financial performance will be adversely affected.

Videos and other types of content displayed on Internet platforms may be found objectionable by PRC regulatory authorities, which may result in penalties and other administrative actions against us.

The PRC government has adopted regulations governing Internet access and the distribution of videos over the Internet. Although we have adopted internal procedures to obtain the appropriate PRC censorship and regulatory approval for contents licensed to us, new regulations and implementation guidance may require us to limit or eliminate the dissemination of certain content through Internet channels. Moreover, the costs of compliance with these regulations may continue to increase as we procure more content to support our business growth. In addition, we may also face litigation or administrative action for defamation, negligence, or other purported injuries resulting from content programming operated by us. Such litigation and administrative actions, with or without merit, may be expensive and time-consuming and may result in significant diversion of resources and management attention from our business operations. Furthermore, such litigation or administrative actions may adversely affect our brand image and reputation.

We derived a substantial portion of our revenue from several major customers. If we lose any of these customers, or if the volume of business with these distribution partners decline, our revenues may be significantly affected.

Revenue from three of our distribution partners accounted for over 41% of our revenues for the year ended December 31, 2015 and revenue from two of our distribution partners accounted for over 53% of our revenues for the year ended December 31, 2014. Due to our reliance on a limited number of distribution partners, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

.	reductions, delays or cessation of purchases from one or more significant distribution partner;
.	loss of one or more distribution partner and our inability to find new distribution partners that can generate the same volume of business; and

.	failure of any distribution partner to make timely payment of our products and services.

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

In connection with our assessment in 2014, management identified certain deficiencies in our internal controls over financial reporting that management concluded to be a material weakness. The material weakness is related to accounting for non-routine transactions, see “Item 9A. Controls and Procedures – Management Annual Report on Internal Control Over Financial Reporting.”

We have devoted significant resources to address the material weakness, including retaining key accounting personnel with sufficient U.S. GAAP accounting and SEC reporting knowledge, implementing internal Sarbanes Oxley procedures and upgrading our internal control-related processes. As of December 31, 2015, our management has concluded that our internal control over financial reporting is effective after remediation. See “Item 9A. Controls and Procedures – Management Annual Report on Internal Control Over Financial Reporting.”

However, if we fail to maintain effective internal control over financial reporting in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could in turn result in the loss of investor confidence in the reliability of our financial statements and negatively impact the trading price of our shares.

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

Most of our assets and substantially all of our current operations are conducted in the PRC, and some of our officers, directors and other professional service providers are nationals and residents of China. U.S. financial regulatory and law enforcement agencies, including without limitation the U.S. Securities and Exchange Commission (the “SEC”), U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning the Company, and China may have limited or no agreements in place to facilitate cooperation with the SEC’s Division of Enforcement for investigations within its jurisdiction. In addition, our independent registered public accounting firm, are based in China, and work papers regarding the Company may be maintained in China, where the Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections without the approval of the Chinese authorities. Any limitations on the ability of U.S. financial regulatory and law enforcement agencies, including the PCAOB, to access books, records and testimony, to conduct onsite investigation of operations, to exercise subpoena power and to take other investigative actions, including those stemming from investor tips, complaints and referrals, may deprive investors of the benefits and protections of these agencies, and investors may lose confidence in, or be skeptical as to the quality of, the Company’s disclosures in filings with the SEC, reported financial information and procedures and the quality of our financial statements, or the Company’s compliance with the rules and regulations of such agencies.

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

Our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

.	the degree of government involvement;
.	the level of development;
.	the growth rate;
.	the control of foreign exchange;
.	the allocation of resources;
.	an evolving and rapidly changing regulatory system; and
.	a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of China’s gross domestic product has slowed in recent years to 7.4% in 2014 and 6.9% in 2015, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions or changes in tax regulations that are applicable to us.

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

We conduct substantially all of our business through our subsidiaries and VIE in the PRC. Our subsidiaries and VIE are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign invested entities established in the PRC (“FIEs”). The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. For example, on January 19, 2015, MOFCOM published a draft of the PRC law on Foreign Investment (Draft for Comment), of the Draft Foreign Investment Law, which was open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by FIEs, primarily through contractual arrangements such as VIE arrangements. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” As the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. Moreover, it is uncertain whether the online VOD business and value-added telecommunications industries, in which our VIEs operate, will be subject to the foreign investment restrictions or prohibitions set forth in the “negative list” to be issued.

The Draft Foreign Investment Law has not taken a position on what actions will be taken with respect to the existing VIE structures, while it is soliciting comments from the public on this point by illustrating several possible options. Under these varied options, a company that has a VIE structure and conducts the business on the “negative list” at the time of enactment of the new Foreign Investment Law has either the option or obligation to disclose its corporate structure to the authorities, while the authorities may either permit the company to continue to maintain the VIE structure (if the company is deemed ultimately controlled by PRC nationals), or require the company to dispose of its businesses and/or VIE structure based on circumstantial considerations. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of such entry clearance and approvals or certain restructuring of our corporate structure and operations, to be completed by companies with existing VIE structure like us, we face substantial uncertainties as to whether these actions can be timely completed, or at all, and our business and financial condition may be materially and adversely affected.

Although the overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China, China has not developed a fully integrated legal system. And recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. Since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and to us. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

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

We depend upon contractual arrangements with our VIE for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Our operations are primarily conducted in the PRC, where the PRC government restricts or prohibits foreign-owned enterprises from owning Internet content, telecommunication, and certain other operations in the PRC. Accordingly, we depend on our VIE, in which we have no direct ownership interest, to provide those services through contractual agreements among the parties and to hold some of our assets. These arrangements may not be as effective in providing control over our operations through direct ownership of these businesses. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIE, which exposes us to the risk of potential breach of contract by the VIE or its shareholders. A failure by our VIE or its shareholders to perform their obligations under our contractual arrangements with them could have an adverse effect on our business and financial condition. Furthermore, if the shareholders of our VIE were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

As all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. We would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. As these PRC governmental authorities have wide discretion in granting such approvals, we could fail to obtain such approval. In addition, our VIE contracts might not be enforceable in China if PRC governmental authorities, courts or arbitral tribunals took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons. In the event we were unable to enforce these contractual arrangements, we would not be able to exert effective control over our VIE, and our ability to conduct our business, and our financial condition and results of operations, would be severely adversely affected.

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

Activities of Internet content providers are or will be subject to additional PRC regulations, which have not yet been put into effect, could substantially affect our business activities and financial performance.

The Ministry of Industry and Information Technology (“MIIT”) has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or mobile music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. Other aspects of media transferred through Internet mediums may be subject to additional regulations in the future. We cannot assure you that the PRC regulatory authorities will not issue new laws or regulations that will adversely impact our business activities and financial performance.

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

In recent years, the Chinese economy has experienced periods of rapid expansion, significant stock market volatility and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In 2010 and 2011, for example, the Chinese economy experienced high inflation and to curb the accelerating inflation, the People’s Bank of China (“PBOC”), China central bank, raised benchmark interest rates three times in 2011. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and services and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

At present, all of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities and companies are required to open and maintain separate foreign exchange accounts for capital account items. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities. Recent volatility in the RMB foreign exchange rate as well as capital flight out of China may lead to further foreign exchange restrictions and policies or practices which adversely affect our operations and ability to convert RMB. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

SAFE has promulgated several regulations, including the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (“Circular 75”), effective on November 1, 2005, and the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles (“Circular 37”), effective on July 4, 2015, which replaced Circular 75. Under Circular 37, PRC residents must register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity for the purpose of holding domestic or offshore assets or interests, referred to as a “special purpose vehicle” in Circular 37. In addition, amendments to the registration must be made in the event of any material change, such as an increase or decrease in share capital contributed by the individual PRC resident shareholder, share transfer or exchange, merger, division or other material event. Failure to comply with the specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity. Further, failure to comply with the SAFE registration requirements may result in penalties under PRC law for evasion of foreign exchange regulations.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended in June 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

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

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “Security Review Rules”) to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011 (“Circular 6”). The Security Review Rules became effective on September 1, 2011. Under the Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the Security Review Rules remain unclear. Based on our understanding of the Security Review Rules, we do not need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over Sinotop Beijing in 2010 prior to the effectiveness of Circular 6 and the Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with Sinotop Beijing and its shareholders for national security review by interpretation, clarification or amendment of the Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC entities, discontinuing or restricting our operations in China, confiscating our income or the income of Sinotop Beijing, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our business operations.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in that dividends payable to our foreign investor and gains on sale of our common stock by our foreign investors may become subject to PRC taxation.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders that do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gains realized on the transfer of our shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Detailed measures on the imposition of tax from non-domestically incorporated resident enterprises are not readily available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

Over the past several years, U.S. public companies that have substantially all of their operations in China, particularly companies like ours which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or not, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

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

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the PRC member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, from, among other things, practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2014, the PRC member firms of “Big Four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the PRC member firms of “Big Four” accounting firms agreed to settlement terms that include a censure; undertakings to make a payment to the SEC; procedures and undertakings as to future requests for documents by the US SEC; and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, Chinese member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm.

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

As of March 28, 2016, our director Mr. Xuesong Song and C Media Limited (of which Mr. Song is the Chairman and Chief Executive Officer) are the beneficial owners of approximately 30.7% of our outstanding voting securities, SSS is the beneficial owner of approximately 13.8% of our outstanding voting securities, Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 10.5% of our outstanding voting securities, and Mr. Weicheng Liu, our former Chief Executive Officer, is the beneficial owner of approximately 6.9% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our principal executive office in New York is located at 375 Greenwich Street, Suite 516, New York, New York 10013. We paid $136,000 for rent in 2015.

The principal address of YOD WFOE and Zhong Hai Video is Office Park, Tower A, Suite 2603 – 2607, 10 Jintong West Road, Chaoyang District, Beijing 100020, China. We paid approximately $596,000 for rent in 2015.

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

		Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2015
1st Quarter	$2.43	$2.00
2nd Quarter	$2.38	$2.02
3rd Quarter	$2.49	$1.86
4th Quarter	$2.15	$1.51

Year Ended December 31, 2014
1st Quarter	$6.61	$2.25
2nd Quarter	$4.37	$2.00
3rd Quarter	$3.09	$1.77
4th Quarter	$3.11	$1.61

(1)     The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Nasdaq for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 28, 2016, there were approximately 329 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2015.

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

Overview

YOU On Demand is a premium content VOD service provider with primary operations in the People’s Republic of China. YOU On Demand Holdings, Inc. was incorporated in the State of Nevada on October 19, 2004.

YOU On Demand, through its subsidiaries and variable interest entity, provides integrated value-added service solutions business for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. By leveraging and optimizing its existing operations, we have positioned ourselves to evolve into a mobile driven, “new media” platform for both enterprises and consumers.

YOU On Demand launched its VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010 through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Video, though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

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

.

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

.

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

.

Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2014, we shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities and maintaining our public company status.

.

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

The People’s Republic of China

Under the Enterprise Income Tax Law, our Chinese subsidiaries and VIE are subject to an earned income tax of 25.0% .

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments to determine if there will be any change in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended
	December 31, 2015	December 31, 2014	Amount Change	% Change
Revenue	$4,606,000	$1,963,000	$2,643,000	135%
Cost of revenue	3,674,000	2,756,000	918,000	33%
Gross loss	932,000	(793,000)	1,725,000	-218%

Operating expenses:
Selling, general and administrative expenses	8,237,000	7,459,000	778,000	10%
Professional fees	716,000	654,000	62,000	9%
Depreciation and amortization	390,000	537,000	(147,000)	-27%
Total operating expense	9,343,000	8,650,000	693,000	8%

Loss from operations	(8,411,000)	(9,443,000)	1,032,000	-11%

Interest & other income/(expense)
Interest expense, net	(120,000)	(2,374,000)	2,254,000	-95%
Change in fair value of warrant liabilities	190,000	(621,000)	811,000	-131%
Change in fair value of contingent consideration	-	(161,000)	161,000	-100%
Impairment of equity method investments	(215,000)	-	(215,000)	100%
Loss on investment in unconsolidated entities	(156,000)	(21,000)	(135,000)	643%
Loss from disposal of consolidated entities	-	(623,000)	623,000	-100%
Others	137,000	(86,000)	223,000	-259%

Loss before income taxes and non-controlling interests	(8,575,000)	(13,329,000)	4,754,000	-36%

Income tax benefit	34,000	305,000	(271,000)	-89%

Net loss	(8,541,000)	(13,024,000)	4,483,000	-34%

Net loss attributable to non-controlling interests	440,000	616,000	(176,000)	-29%

Net loss attributable to YOU On Demand shareholders	(8,101,000)	(12,408,000)	4,307,000	-35%

Dividend and deemed dividend on preferred stock	-	(16,402,000)	16,402,000	-100%

Net loss attributable to YOU on Demand common shareholders	$(8,101,000)	$(28,810,000)	$20,709,000	-72%

Revenues

Revenue for the year ended December 31, 2015 was $4,606,000, as compared to $1,963,000 for 2014, an increase of approximately $2,643,000, or 135%. The revenue increase was primarily attributed to addition of new Internet Protocol Television (“IPTV”), Over-the-Top (“OTT”) and mobile distribution channels. Building on the Company’s VOD business growth in 2014, we entered into contracts with ten new distribution partners in 2015, and revenue from these ten new distribution partners accounted for 56% of total revenues for 2015. Revenue generated from mobile and OTT channels increased 164% year-over-year, and accounted for approximately $1,597,000 million, or 35% of total revenues, for the year ended December 31, 2015. The remaining revenue for 2015 was attributed to cable and IPTV distribution channels and, to a lesser extent, other content delivery services.

Cost of revenue

Cost of revenue was $3,674,000 for the year ended December 31, 2015, as compared to $2,756,000 for the same period in 2014. The increase in cost of revenue primarily due to acquisition of new content to meet our increasing business demands and, to a lesser extent, increase in content costs related to new theatrical releases. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels. As of December 31, 2015 and 2014, our revenues have not exceeded the level of MG to cause additional costs to be incurred.

Gross profit

Our gross profit for the year ended December 31, 2015 was $932,000, as compared to gross loss of $793,000 during 2014. The increase in gross profit was mainly due to increase in revenue which exceed our cost of revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2015, increased approximately $778,000, or 10% to $8,237,000, as compared to $7,459,000 for the year ended December 31, 2014.

Salaries and personnel costs are the primary components of selling, general and administrative expenses. For the year ended December 31, 2015 salaries and personnel costs accounted for 42% of our selling, general and administrative expenses. For the year ended December 31, 2015, salaries and personnel costs totaled $3,491,000, a decrease of $331,000, or 9%, as compared to $3,822,000 for 2014, due to resource shifts to China as part of our long-term cost savings and operations enhancement initiatives.

The other major components of our selling, general and administrative expenses include technology, marketing, rent and regulatory expenses. For the year ended December 31, 2015, these costs totaled $4,746,000, a net increase of $1,109,000, or 30%, as compared to $3,637,000 in 2014. The increase was primarily attributed to increase in marketing expenses of $414,000 and severance payments of $492,000. Our marketing spending is primarily related to promotion of our direct-to-customer services on our newer distribution platforms.

Professional fees

Professional fees are generally related to public company reporting and governance expenses. Our costs for professional fees increased $62,000, or 9%, to $716,000 for the year ended December 31, 2015, from $654,000 during 2014. The increase in professional fees was related to our transition to a new audit firm in second quarter of 2014.

Depreciation and amortization

Our depreciation and amortization expense decreased $147,000, or 27%, to $390,000 in the year ended December 31, 2015, from $537,000 during 2014.The decrease was mainly due to write-off of certain office equipment in 2014, and, to a lesser extent, full amortization of certain software costs in the beginning of 2015.

Interest expense, net

Our interest expense decreased $2,254,000 to $120,000 for the year ended December 31, 2015, from $2,374,000 during 2014, primarily due to the recognition of the beneficial conversion feature of $2,126,000 related to the modification of the $3.0 million convertible note, as discussed in Note 13 of the consolidated financial statements included in this report, in 2014.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported gain of $190,000 and loss of $621,000 for the years ended December 31, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price.

Change in fair value of contingent consideration

Our contingent consideration related to our acquisition of YOD Hong Kong is classified as a liability because the Earn-Out Securities do not meet the fixed-for-fixed criteria under ASC 815-40-15 since the contingency was not solely based on the Company’s operations. Further, ASC 815-40-15 requires us to re-measure at the end of every reporting period with the change in value reported in the statement of operations and, accordingly, we reported a loss of $nil and $161,000 for the years ended December 31, 2015 and 2014, respectively. The changes are primarily due to fluctuation in our closing stock price. The earn-out milestones were all achieved on July 1, 2015 and the contingency was thereby resolved on that date.

Loss from disposal of consolidated entities

Effective March 25, 2014, we deconsolidated our ownership in WFOE and Jinan Zhong Kuan as we determined that they were no longer required for our organizational structure on a going forward basis. We recorded a loss of $623,000 from disposal of these consolidated entities as discussed in Note 6 of our consolidated financial statements included in this report.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the year ended December 31, 2015, $440,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the year ended December 31, 2014, operating loss attributable to non-controlling interest was $1,055,000, of which $616,000 was allocated to Hua Cheng.

Dividends on preferred stock

For the year ended December 31, 2014, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of approximately $3,769,000. Approximately $23,000 was held in our Hong Kong entity and $3,692,000 was held in our China entities. The Company has no plans to repatriate these funds.

As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant continuing losses in 2015 and 2014, and total accumulated deficits was $86,458,000 and $78,357,000 as of December 31, 2015 and 2014, respectively. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

On December 21, 2015, the Company entered into an agreement to issue and sell 4,545,454 shares of its common stock, par value $0.001 per share (the “Common Stock”) for $2.20 per share, or a total purchase price of $10.0 million to Beijing Sun Seven Stars Culture Development Limited (“SSS”), a PRC company. As of December 31, 2015, the financing transaction with SSS had not close nor had any shares been issued in relation to the transaction.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2015	2014
Net cash used in operating activities	$(6,435,000)	$(10,174,000)
Net cash used in investing activities	(253,000)	(287,000)
Net cash (used in)/provided by financing activities	(310,000)	17,517,000
Effect of exchange rate changes on cash	(45,000)	(67,000)
Net increase/(decrease) in cash	(7,043,000)	6,989,000

Total cash at beginning of period	10,812,000	3,823,000

Cash at end of period	$3,769,000	$10,812,000

Operating Activities

Cash used in operating activities decreased for the year ended December 31, 2015 compared to 2014 primarily due to decrease in net loss as a result of our increase in revenue. Our cash used in operating activities primarily decreased in the area of content license payments and payment of accrued operating expenses. In addition, in line with our revenue growth, our accounts receivable also increased.

Financing Activities

In January 2014, the Company received investment net proceeds of approximately $16,614,000 from the sale of the Series E Preferred Stock and we received approximately $996,000 from the exercise of warrants and options from certain investors and employees.

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

Contractual Obligations

As of December 31, 2015, we have the following contractual obligations:

	Payments due by Period
		Less than				More than
Contractual Obligations	Total	1 year	1-3 years		3-5 years	5 years
Content costs	$5,282,000	$5,082,000	$200,000	$	- $	-
Property leases	539,000	539,000	-		-	-
Promissory convertible note	3,438,000	3,438,000	-		-	-
Total	$9,259,000	$9,059,000	$200,000		$-	$-

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (VIEs) in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For our consolidated VIE, management has made evaluations of the relationships between our VIE and the economic benefit flow of contractual arrangement with VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the legal shareholders’ voting interests and have power of attorney in the VIE, and therefore we are able to direct all business activities of the VIE. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIE.

We have consulted our PRC legal counsel in assessing our ability to control our PRC VIE. Any changes in PRC laws and regulations that affect our ability to control our PRC VIE may preclude us from consolidating these companies in the future.

Revenue Recognition

When persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured, we recognize revenue as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films - Revenue Recognition, whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and we have no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed.

In accordance with ASC 605-25, Revenue Recognition – Multiple Element Arrangements, contracts with multiple element deliverables are separated into individual units for accounting purposes when the unit determined to have standalone value to the customer. Since the contract price is for all deliverables, we allocated the arrangement consideration to all deliverables at the inception of the arrangement based on their relative selling price. We use (a) vendor-specific objective evidence of selling price, if it exists, or, (b) the management’s best estimate of the selling price for that deliverable to determine the relative selling price of each individual unit.

The recognition of revenue involves certain judgments and changes in our assumptions, judgments or estimations may have a material impact on the amount and timing of our revenue recognition.

Licensed Content

We obtain content through content licensing agreements with studios and distributors. We recognize licensed content when the license fee and the specified content titles are known or reasonably determinable. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and accrued license fees payable are classified as a liability on the consolidated balance sheets.

We amortize licensed content in cost of revenues over the contents contractual window of availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that our revenues bear a representative amount of the cost of the licensed content. We review factors that impact the amortization of licensed content on a regular basis, including factors that may bear direct impact on expected revenue from specific content titles. We estimate expected revenue by reviewing relevant factors, including marketing considerations, programming efforts, relationship with our channel partners, expected customer renewals and content offered by other distributors on the same platform. Changes in our expected revenue from licensed content could have a significant impact on our amortization pattern.

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

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for public business companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, Customer Accounting for Fees Paid in Cloud Computing Arrangement, under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. This amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the impact of this amendment on our financial position, statement of operations or cash flow.

In November 2015, the FASB issued ASU 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes. The ASU required that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of beginning of an interim or annual reporting period. Management is currently evaluating the impact on our consolidated financial statements of adopting this guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;

.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2015, our internal controls over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

We have previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014 that we identified the following material weakness:

.

As of December 31, 2014, the Company’s controls were not sufficiently complete and comprehensive to ensure that our accounting for complex and non-routine transactions were complete and accurate. Specifically, there was inadequate analysis and review of the documentation and calculations supporting the Company’s accounting for foreign currency translation adjustments upon deconsolidation of certain entities, deferred tax accounting on business combination, and modification of share-based compensation. Although the amount related to the misstatements was immaterial and corrected in the Company’s consolidated financial statements, the absence of sufficient controls creates a reasonable possibility that a material misstatement in the Company’s interim or annual financial statements would not be prevented or detected in a timely manner.

We have undertaken certain remedial steps to address the material weakness, including:

(i) strengthened our financial reporting function by hiring additional competent professionals with appropriate understanding of U.S. GAAP accounting issues and the SEC reporting requirements;

(ii) formalized and standardized accounting manual, policies and procedures in relation to period-end-closing and financial reporting;

(iii) further increased the accounting, internal control, and SEC reporting acumen and accountability of our finance employees through training programs designed to enhance these employees’ competency with respect to U.S. GAAP and internal control over financial reporting;

(iv) enhanced our monitoring control over financial reporting, including additional review by our vice president of finance and finance director over the application of U.S. GAAP accounting knowledge and the selection and evaluation of U.S. GAAP accounting policies, critical accounting judgments and estimates, reporting and disclosures;

(v) enhanced the effectiveness of our internal control over financial reporting and disclosure process in reviewing and reorganizing our finance team to provide improved lines of responsibility, review and authority;

(vi) established related policies and procedures to support the operation of internal controls.

As of December 31, 2015, we have concluded that the material weakness described in our annual report on Form 10-K for the year ended December 31, 2014 have been remediated.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. The discussion above includes descriptions of the material actual changes to our internal control over financial reporting in the year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Bruno Wu	49	Chairman
Shane McMahon	46	Vice Chairman
Mingcheng Tao	56	Chief Executive Officer and Director
Grace He	31	Vice President of Finance
James Cassano	68	Director
Jerry Fan	50	Director
Jin Shi	46	Director
Arthur Wong	56	Director
Polly Wang	50	Director
Xuesong Song	47	Director

Bruno Wu. Mr. Wu has served as our Chairman since January 12, 2016. Mr. Wu is the founder, co-chairman and CEO of Sun Seven Stars Media Group Limited, a private media and investment company in China, since 2007. Its predecessor is Sun Media Group Holdings Limited, which was established by Mr. Wu and his spouse in 1999. Mr. Wu served as chairman of Sun Media Group from 1999 to 2007 and was former director of Shanda Group, a private investment group, from 2006 to 2009 and as former co-chairman of Sina Corporation (NASDAQ: SINA), a Chinese media and Internet services company, from 2001 to 2002. Additionally, Mr. Wu served as the chief operating officer for ATV, a free-to-air television broadcaster in Hong Kong, from 1998 to 1999. Mr. Wu serves as a director of Seven Star Works Co Ltd (KOSDAQ:121800) and served as a director of Semir Garment Co. Ltd (SHE:00256) between 2008 and 2012. Mr. Wu received a Ph.D. from the School of International Relations and Public Affairs at Fudan University in 2001 and prior to that received an M.A. in International Relations from Washington University, a B.A. in Business Management from Culver-Stockton College of Missouri and a diploma in Superior Studies in French Literature from the School of French Language and Literature at the University of Savoie in Chambery, France.

Shane McMahon. Mr. McMahon was appointed Vice Chairman as of January 12, 2016 and was previously our Chairman from July 2010 to January 2016. Prior to joining us, from 2000 to December 31, 2009, Mr. McMahon served in various executive level positions with World Wrestling Entertainment, Inc. (NYSE: WWE). Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view and video on demand programming on a global basis. Mr. McMahon also sits on the Boards of Directors of International Sports Management (USA) Inc., a Delaware corporation, and Global Power of Literacy, a New York not-for-profit corporation.

Mingcheng Tao. Mr. Tao was appointed as Chief Executive Officer and a director on January 22, 2016. Prior to joining the Company, from August 2011 to April 2015, Mr. Tao served as the Chief Executive Officer and Director of BesTV Network Television Technology Development Co., Ltd. (SHA:600637), a publicly-listed new media company in China, providing Internet protocol television, over-the-top television, mobile television and Internet video services in China. From October 2010 to July 2011, Mr. Tao served as the President of Shanghai Interactive Television Co., Ltd. and Vice President of Shanghai Television Broadcasting Group Co., Ltd. where he had direct executive management duties in the areas of content acquisition, content production, technology and other services. In 2014, he was nominated for the CNBC Asia Business Leaders Award. Mr. Tao holds a BS from Shanghai Jiao Tong University in electrical engineering and an Executive MBA from Fudan University.

Grace He. Ms. He, our Vice President of Finance, was appointed as our principle financial and accounting officer effective April 1, 2015. Ms. He joined the Company in October 2013 and previously served as our Director of Finance. Ms. He has an international finance background and over ten years of experience in accounting, finance and project management, including eight years in China. Ms. He’s areas of expertise include cross border capital market transactions, U.S. GAAP accounting and SEC regulations and merger and acquisitions. Prior to joining YOU On Demand, Ms. He was a Manager at PricewaterhouseCoopers Zhong Tian (Special General Partnership) from 2010 until she joined YOU On Demand. Ms. He has a double BA in Accounting and International Economics from University of Hong Kong and The George Washington University, respectively.

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

Jerry Fan. Mr. Fan was appointed as director of the Company on January 12, 2016. Mr. Fan has served as Managing Director and Country Manager for the Greater China region at Analog Devices, Inc. (NASDAQ: ADI), a global semiconductor company since November, 2012. Prior to ADI, Mr. Fan worked for Cisco Systems, Inc. (NASDAQ: CSCO) for 15 years between 1997 and 2012 in a number of senior management roles, including Sales Managing Director for Cisco China, Sale Director for Cisco Australia and Senior Manager for Operations and Strategy for the Cisco Service Provider business based in Hong Kong. Mr. Fan started his career in 1998 working at Fudan University as a faculty member in both teaching and research roles. He graduated from Fudan University with a Computer Science Bachelor degree and an Executive MBA degree from CEIBS (China European International Business School) in 1999.

Jin Shi. Mr. Shi was appointed as director of the Company in February 2014. Mr. Shi has been a managing partner of Chum Capital Group Limited since 2007, a merchant banking firm that invests in Chinese growth companies and advises them on financings, mergers and acquisitions and restructurings. From 2011 through 2014, Mr. Shi served as the chief executive officer and a director on the board of China Growth Equity Investment Limited, which acquired Pingtan Marine Enterprise Limited in February 2013. From 2010 through 2011, he served as the vice-chairman and a director of the board of China Growth Equity Investment Limited. From 2006 through 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. From 2006 through 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately-owned newspaper aggregator and operator in China. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research & development based active pharmaceutical ingredient producer, since he founded the company in 2005. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Mr. Shi received an EMBA from Guanghua School of Management, Peking University and a BS degree in Chemical Engineering from Tianjin University.

Arthur Wong. Mr. Wong was appointed as director of the Company on January 31, 2015. Mr. Wong is CFO of Beijing Radio Cultural Transmission Company Limited (“Beijing Radio”). Prior to joining Beijing Radio, Mr. Wong served as CFO of Shanghai GreenTree Inns Hotel Management Group, Shanghai Nobao Renewable Energy and Henan Asia New-Energy. From 1982 to 2008, Mr. Wong spent 26 years at Deloitte, including in Hong Kong, San Jose and Beijing holding several positions including TMT (Technology, Media, Telecom) leader for northern China, national media sector leader and audit leader for northern China. In addition to his role at Beijing Radio, Mr. Wong serves as a board member and chairperson of the audit committee of the following companies: VisionChina Media Inc. (NASDAQ:VISN), China Automotive Systems, Inc. (NASDAQ:CAAS), Daqo New Energy Corp. (NYSE: DQ) Sky Solar Holdings, Ltd. (NASDAQ:SKYS), China Maple Leaf Education Systems Limited (HKSE:1317), Petro-king Oilfield Services Limited (SEHK:2178). Mr. Wong serves as a board member and chairperson of the compensation committee of Xueda Education Group (NYSE:XUE). Mr. Wong is a member of the American Institute of Certified Public Accountants, the Hong Kong Institute of Certified Public Accountants and the Chartered Association of Certified Accountants. Mr. Wong holds a Bachelor of Science in Applied Economics from University of San Francisco and a Higher Diploma of Accountancy from The Hong Kong Polytechnic University.

Polly Wang. Ms. Wang was appointed as director of the Company on January 22, 2016. Ms. Wang currently serves as Chief Operating Officer at Sun Seven Stars Media Group, a private media and investment company in China, since May 2014. Prior to that, she was Greater China VP at Cisco Systems, Inc. (NASDAQ:CSCO), responsible for operations and business development in the Cable, Media and Entertainment business segments. Ms. Wang held various positions with Cisco between August 1996 and October 2013. Ms. Wang has more than 25 years of experience in the Telecom and Media industry, where she has held various key positions in several multinational corporations, including IBM and Cisco. Ms. Wang graduated from National Chiao Tung University and Taiwan University with a Master’s degree in Computer Engineering.

Xuesong Song. Mr. Song was appointed as our Executive Chairman in February 2014 and as a member of our Board of Directors on July 5, 2014. Mr. Song currently serves as the chairman of the board of directors and chief executive officer of C Media Limited and the chairman of the board of directors and chief financial officer of China Growth Equity Investment Ltd., positions he has held since the company’s inception in January 2010. From May 2006 through January 2009, Mr. Song served as the chairman of ChinaGrowth North Acquisition Corporation, a special purpose acquisition company, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in China. Following the acquisition, Mr. Song served as a director of UIB Group Limited from January 2009 through May 2010. From May 2006 through January 2009, Mr. Song also served as the executive vice president of business development and a director of the board of ChinaGrowth South Acquisition Corporation, a special purpose acquisition company, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately owned newspaper aggregator and operator in China. Mr. Song has been a principal of Chum Capital Group Limited since August 2001, a merchant banking firm that invests in growth Chinese companies and advises them in financings, mergers & acquisitions and restructurings, and chief executive officer of Beijing Chum Investment Co., Ltd. since December 2001. From April 2005 to May 2010, Mr. Song served as the chairman and chief executive officer of Shanghai Jinqiaotong Enterprise Developments Corporation Ltd., a direct investment company. Mr. Song has also served as a director of Mobile Vision Communication Ltd. since July 2004. Mr. Song received his M.B.A. from Oklahoma City/Tianjin Program and an Associate’s Degree in electrical engineering from Civil Aviation University of China.

There are no agreements or understandings between any of our executive officers or directors and any other persons to resign at the request of another such other person and to act on behalf of or at the direction of any such other person.

Directors are elected for one-year term and until their successors are duly elected and qualified.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of nine members: Bruno Wu, Shane McMahon, Mingcheng Tao, Arthur Wong, James Cassano, Jerry Fan, Jin Shi, Polly Wang and Xuesong Song. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website http://corporate.yod.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at Office Park, Tower A, Suite 2603, 10 Jintong West Road, Chaoyang District, Beijing 100020, China.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of February 2016, the Board was composed of nine members, five of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

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

.

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee members meet separately with representatives of the independent auditing firm.

.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that Arthur Wong, James Cassano, Jerry Fan, Jin Shi and Polly Wang are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Jerry Fan and Arthur Wong with Mr. Wong acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano and Mr. Wong serve as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

.	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
.	reviewing with our independent auditors any audit problems or difficulties and management’s response;
.	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;
.	discussing the annual audited financial statements with management and our independent auditors;
.	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
.	annually reviewing and reassessing the adequacy of our Audit Committee charter;
.	overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;
.

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

Compensation Committee

Our Compensation Committee consists of Jin Shi and James Cassano with Mr. Shi acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

.

reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;

.	reviewing and making recommendations to the Board with regard to the compensation of other executive officers;
.	reviewing and making recommendations to the Board with respect to the compensation of our directors; and
.	reviewing and making recommendations to the Board regarding all incentive-based compensation plans and equity-based plans.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Arthur Wong and Jin Shi with Mr. Shi acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

.	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
.	selecting directors for appointment to committees of the Board; and
.	overseeing annual evaluation of the Board and its committees for the prior fiscal year

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

Bruno Wu. Mr. Wu is a leading media investor and entrepreneur with experience in helping Chinese media companies achieve business transformation, operational and financial performance improvement and sustainable business growth. In light of our business and structure, Mr. Wu’s extensive executive, industry and management experience led us to the conclusion that he should serve as a director of our Company.

Shane McMahon. Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view programming on a global basis. In light of our business and structure, Mr. McMahon’s extensive executive and industry experience led us to the conclusion that he should serve as a director of our Company.

Mingcheng Tao. Mr. Tao has significant operational and executive management experience in the content distribution and video on demand space in China, and has significant experience serving in senior executive positions, including chief executive officer. In light of our business and structure, Mr. Tao’s extensive industry and management experience led us to the conclusion that he should serve as a director of our Company.

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

Jerry Fan. Mr. Fan has more than 20 years of experience in top management positions in China and the Asia Pacific region, working for several multinational technology companies. He also has served in senior management positions of several U.S. public companies. In light of our business and structure, Mr. Fan’s extensive industry and business experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Jin Shi. Mr. Shi provides our Board with significant executive-level leadership expertise as well as extensive experience as directors of various companies. In light of our business and structure, Mr. Shi’s business experience and education background led us to the conclusion that he should serve as a director of our Company.

Polly Wang. Ms. Wang has more than 25 years of experience in the Telecom and Media industry where she has held various key positions in multinational companies. In light of our business and structure, Ms. Wang’s extensive operational, marketing and strategic planning experience led us to the conclusion that she should service as director of our Company.

Xuesong Song. Mr. Song has significant senior executive experience including roles as Chairman and Chief Executive Officers of various companies and provides the Board with financial and strategic planning expertise. In light of our business and structure, Mr. Song’s extensive executive experience led us to the conclusion that he should serve as a director of our Company.

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

.

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

.

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

.

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

.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, we believe that our Directors and executive offers filed the required reports on time during 2015.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at corporate.yod.com

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2015 and 2014)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

		Cash		Stock	All Other
		Compensation		Awards	Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)
Shane McMahon	2015	-		300,000	-	300,000
Vice Chairman	2014	255,000	(1)	275,000	-	530,000
Weicheng Liu	2015	358,265		-	-	358,265
Former Chief Executive Officer (2)	2014	362,486		-	-	362,486
Grace He (Vice President of Finance)	2015	142,500		-	-	142,500
Marc Urbach	2015	57,500		-	410,278	467,778
Former President and Chief Financial Officer (3)	2014	230,000		-	-	230,000

(1)

As of October 1, 2012, in an effort to conserve the Company’s working capital, Mr. McMahon elected to cease collecting salary until such time as the Company has sufficient revenues from operations. The remaining $63,750 due from 2012 and $255,000 due from 2014 will be paid in 2016 to Mr. McMahon pursuant to his employment agreement dated January 31, 2014.

(2)	On January 22, 2016 Mr. Liu was terminated from his position as Chief Executive Officer of the Company.

(3)

On March 30, 2015, Mr. Urbach resigned from his positions as President and Chief Financial Officer of the Company. Total severance payment made to Mr. Urbach for the year ended December 31, 2015 was $410,278. For the three months ended March 30, 2015, total cash and stock compensation paid to Mr. Urbach was $57,500 and nil, respectively.

Employment Agreements

Shane McMahon

Employment Agreement

On January 31, 2015, we entered into an employment agreement with our Chairman, Shane McMahon. The agreement was for a term of two years, which would automatically be extended for additional one year terms unless terminated earlier. Mr. McMahon was also eligible to receive a bonus at the sole discretion of our Board of Directors, and is entitled to participate in all of the benefit plans of the Company. In the event that Mr. McMahon was terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality. On January 31, 2016, Mr. McMahon stepped down as Chairman and his employment agreement was terminated on January 31, 2016. Mr. McMahon remains a member of the Board of Directors.

Weicheng Liu

Employment Agreement

On January 31, 2015, we entered into an employment agreement with our former Chief Executive Officer, Weicheng Liu. The agreement was for a term of one year, which would automatically be extended for additional one year terms unless terminated earlier by either party. Mr. Liu was also eligible to receive a bonus at the sole discretion of the Board of Directors of the Company, and was entitled to participate in all of the benefit plans of the Company. In the event Mr. Liu was terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The Liu Agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality.

Separation Agreement

On January 22, 2016, we terminated the employment of Mr. Liu as Chief Executive Officer of the Company and entered into a separation agreement with him as of such date. This agreement provides for the payment of $405,000, less standard payroll withholdings as applicable, which amount is to be paid in equal installments over a period of 18 months beginning in February 2016. However, payment may be accelerated if, prior to February 28, 2016, Mr. Liu completes all signature and documentation requirements to remove Mr. Liu and his wife from the VIE structure and otherwise assist the Company in restructuring its VIE to the Company’s satisfaction. In such case, the Company will pay 1/3 of the amount as a lump sum, with the remaining 2/3 paid equally over the following 12 months. We also agreed to provide Mr. Liu a one-time lump sum payment of $60,000, earned and accrued but unpaid salary, and 4-week base salary for accrued and earned but unused vacation time, with such amounts to be paid within 5 days following the effective date of the separation agreement. In addition, all outstanding unvested options, warrants or restricted stock previously granted to Mr. Liu became fully vested, and previously granted options and warrants are exercisable for the full term of the option or warrant. Mr. Liu agreed to provide certain transition services to the Company, including implementation of employment decisions, restructuring the ownership and control of the Company’s VIE structure, assistance in renewing certain client relationships, among others. If Mr. Liu is able to renew certain contractual relationships and receive payments thereunder within defined timeframes, Mr. Liu could earn additional sums. Finally, Mr. Liu agreed to certain lock-up restrictions with respect to his shares of Company stock (or other securities) until May 20, 2016, and also agreed that for so long as he is the beneficial owner of more than 5% of the Company’s common stock that he would enter into lock-up or such other agreements as may be reasonably requested by the Company or the managing underwriters or placement agents of any public offering of securities of the Company.

Marc Urbach

Employment Agreement

On January 31, 2015, we entered into an employment agreement with our former President and CFO, Marc Urbach. The agreement was for a term of one year, which would automatically be extended for additional one year terms unless terminated earlier. Mr. Urbach was also eligible to receive a bonus at the sole discretion of our Board of Directors, and was entitled to participate in all of the benefit plans of the Company. In the event that Mr. Urbach was terminated without cause, he would be entitled to eighteen months of severance pay if within the initial two years of the term and twelve months if after the initial two years of the term. The agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality. Mr. Urbach did not receive any compensation for service as member of the Company’s Board of Directors.

Separation Agreement

On March 30, 2015, we entered into a retention and separation agreement with Mr. Urbach (the “Urbach Separation Agreement”), pursuant to which Mr. Urbach resigned as President and Chief Financial Officer of the Company, and from all other positions he held with respect to the Company, and each of its parents, subsidiaries, affiliates and any of their employee benefit or pension plans, effective March 31, 2015 (the “Termination Date”). Pursuant to the terms of the Urbach Separation Agreement, we also entered into a consulting agreement with Mr. Urbach (the “Urbach Consulting Agreement”), pursuant to which Mr. Urbach provided general business and consulting services to the Company following his resignation to assist in the transitional needs and activities of the Company for a period of six (6) months (the “Consulting Term”). As consideration for his consulting services to the Company during the Consulting Term, the Company paid Mr. Urbach $9,583.50 per month plus 50,000 shares of restricted stock over the course of the Consulting Term (with 8,333 shares of restricted stock to be issued to Mr. Urbach each month of the Consulting Term except for the sixth month when he was issued 8,335 shares of restricted stock). Pursuant to the terms of the Urbach Separation Agreement, and subject to his execution of a general release within 45 days of the Termination Date, in connection with his resignation, Mr. Urbach will receive a severance payment equal to his base salary then in effect ($345,000) for a period of 18 months from the Termination Date, plus an additional payment equal to four weeks base salary on account of vacation time earned but not taken by Mr. Urbach, payable in a lump sum within the later of 10 days after the Termination Date or the date of his delivery of the general release to the Company. Mr. Urbach will also be entitled to receive, at his election, either (i) continued benefits under the Company’s group health and life insurance plans in which he participated prior to the Termination Date for a period of 12 months from the Termination Date or (ii) a lump sum equal to $47,586.12 (representing 80% of the cost to the Company of such coverage), payable to him within 10 days of his delivering his election to the Company. Mr. Urbach will also be entitled to receive all unpaid expenses, earned but unpaid bonuses and earned but unpaid benefits from the Company and its employee benefit plans on or before the Termination Date. In addition, pursuant to the terms of the Urbach Separation Agreement, all outstanding unvested options, warrants or restricted stock previously granted to Mr. Urbach became fully vested on the Termination Date and, with respect to options and warrants, will thereafter be exercisable for the full term of the option or warrant.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End (2015)

The following table sets forth the equity awards outstanding at December 31, 2015.

	Option Awards

	Number of	Number of	Equity incentive
	securities	securities	plan awards:
	underlying	underlying	Number of Securities
	unexercised	unexercised	underlying unexercised	Option
	options (#)	options (#)	unearned options	exercise price
Name	exercisable	unexercisable	(#)	($)

Shane McMahon	166,666	-	-	2.00
	533,333	-	-	3.00
	40,000	-	-	4.50
Weicheng Liu	320,000	-	-	3.75
	40,000	-	-	4.50
Marc Urbach	170,000	-	-	1.65
	293,334	-	-	2.00
	1,333	-	-	75.00
James Cassano	13,333	-	-	2.00
	8,974	-	-	2.91

Compensation of Directors (2015)

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2015. Mr. McMahon and Mr. Liu were not compensated for their service as director in 2015.

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($)	($)

Xuesong Song	$-	$300,000	$-	$300,000
Arthur Wong	$50,000	$-	$21,272	$71,272
Clifford Higgerson	$16,667	$50,000	$-	$66,667
James Cassano	$16,667	$50,000	$-	$66,667
Jin Shi	$16,667	$50,000	$-	$66,667

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of YOU On Demand Holdings, Inc., 375 Greenwich Street, Suite 516, New York, New York 10013.

		Shares Beneficially Owned (1)
											Combined
											Common Stock,
Name and					Series A Preferred			Series E Preferred			Series A and
Address of		Common Stock (2)			Stock (3)			Stock (4)			and Series E (5)
Beneficial	Office, If			% of			% of			% of
Owner	Any	Shares		Class	Shares		Class	Shares		Class	Votes (2)(3)(4)	Percentage
Directors and Officers
Bruno Wu	Chairman	6,075,173	(13)	19.99%	0		*	0		*	6,075,173	13.8%
Mingcheng Tao	CEO and Director	0		*	0		*	0		*	0	*
Shane McMahon	Vice Chairman	3,064,599	(6)	10.4%	0		*	2,924,535	(6)	31.7%	4,753,686	10.5%
Grace He	Vice President of Finance	0		*	0		*	0		*	0	*
Weicheng Liu	Former CEO and Director	2,956,454	(9)	10.1%	0		*	0		*	2,956,454	6.9%
Marc Urbach	Former President and CFO	539,667	(10)	1.8%	0		*	0		*	539,667	1.3%
Xuesong Song	Director	262,965	(8)	*	7,000,000	(7)	100%	5,923, 807	(7)	81.7%	13,017,636	30.7%
James Cassano	Director	76,989	(11)	*	0		*	0		*	76,989	*
Jin Shi	Director	44,682		*	0		*	0		*	44,682	*
Arthur Wong	Director	30,463	(12)	*	0		*	0		*	30,463	*
Jerry Fan	Director	0		*	0		*	0		*	0	*
Polly Wang	Director	0		*	0		*	0		*	0	*
All officers and directors as a group (12 persons named above)		13,050,992		40.8%	7,000,000		100%	8,848,342		95.6%	27,494,750	57.8%
5% Securities Holders
C Media Limited CN11 Legend Town, No. 1 Ba Li Zhuang Dong Li Chaoyang District, Beijing 100025 China		0		*	7,000,000	(7)	100%	5,923, 807	(7)	81.7%	12,754,671	30.1%
Sun Seven Stars Hong Kong Cultural Development Limited Wing On Centre, 111 Connaught Road Central, 16th Floor, Hong Kong		6,075,173	(13))	19.99%	0		*	0		*	6,075,173	13.8%

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

(2)	A total of 28,861,342 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2016.

(3)

Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 28, 2016, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)

Based on 7,254,997 shares of Series E Preferred Stock issued and outstanding as of March 28, 2016. Each share of Series E Preferred Stock is initially convertible into one share of Common Stock, subject to certain adjustment. The holders of Series E Preferred Stock are entitled to vote on all matters submitted to a vote of the Company’s stockholders and entitled to the number of votes equal to the lesser of (i) the number of whole shares of Common Stock into which such shares of Series E Preferred Stock are convertible at the record date for the determination of stockholders entitled to vote on such matters, and (ii) the number of whole shares of Common Stock issuable based on the conversion price of $3.03, the closing trading price of the Company’s Common Stock as of the end of the trading day immediately preceding the closing date of the financing contemplated by certain Series E Preferred Stock Purchase Agreement by and among the Company, C Media Limited and certain other purchasers, dated January 31, 2015.

(5)	Represents total voting power with respect to all shares of our Common Stock, Series A Preferred Stock and Series E Preferred Stock.

(6)

Includes (i) 2,324,600 shares of Common Stock, (ii) 533,333 shares of Common Stock underlying options exercisable within 60 days at $3.00 per share, (iii) 40,000 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; and (iv) 166,666 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share. In addition, Mr. McMahon’s Series E Preferred Shares includes 933,333 shares of Series E Preferred Stock and 1,991,202 shares of Series E Preferred Stock, issuable within 60 days, upon conversion of a promissory note which is convertible at any time between January 31, 2015 and December 31, 2016, at a price of $1.75 per share at the option of Mr. McMahon.

(7)	Includes 7,000,000 shares of Series A Preferred Stock and 5,923,807 shares of Series E Preferred Stock directly owned by C Media Limited of which Mr. Song is the Chairman and Chief Executive Officer.

(8)	Includes 262,965 shares of Common Stock held by Chum Capital Group Limited of which Mr. Song is the principal.

(9)	Includes 320,000 shares underlying options exercisable within 60 days at $3.75 per share and 40,000 shares underlying options exercisable within 60 days at $4.50 per share.

(10)

Includes 1,333 shares underlying options exercisable within 60 days at $75.00 per share, 293,334 shares underlying options exercisable within 60 days at $2.00 per share, and 170,000 shares underlying options exercisable within 60 days at $1.65 per share.

(11)	Includes 13,333 shares underlying options exercisable within 60 days at $2.00 per share and 8,974 shares underlying options exercisable within 60 days at $2.91 per share.

(12)	Includes 13,898 shares underlying options exercisable within 60 days at $2.37 per share and 16,565 shares underlying options exercisable within 60 days at $2.12 per share.

(13)

Includes (i) 4,545,454 shares of Common Stock, (ii) 1,818,182 shares underlying options exercisable within 60 days at$2.75 per share, and (iii) 9,208,860 shares of Common Stock issuable within 60 days upon the conversion of a promissory note. Under the terms of the warrants and the promissory note, until receipt of necessary shareholder approvals, the warrant in not exercisable and the promissory note is not convertible to the extent that such conversion would result in the Sun Seven Stars Hong Kong Cultural Development Limited and its affiliates beneficially owning, as determined in accordance with Section 13(d) of the Exchange Act, more than 19.99% of the Company’s outstanding Common Stock. Based on the Schedule 13D/A filed on February 25, 2016, the shares are beneficially owned directly by Sun Seven Stars Hong Kong Cultural Development Limited, a Hong Kong Company (“SSSHKCD”) a wholly-owned subsidiary of Shanghai Sun Seven Stars Cultural Development Limited, a PRC company (“SSSSCD”) a wholly-owned subsidiary of Tianjin Sun Seven Stars Culture Development Limited, a PRC company (“TSSSCD”) a wholly-owned subsidiary of Beijing Sun Seven Stars Culture Development Limited, a PRC company (“SSS”) a directly controlled subsidiary of Tianjin Sun Seven Stars Partnership Management Co., Ltd., a PRC company (“TSSS”). Lan Yang, who is the direct controlling shareholder and the Chairperson of TSSS, is the spouse of the Company’s director Bruno Wu, who serves as the Chairman, Chief Executive Officer and as a director of SSS. Each of SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD shares with SSSHKCD voting and dispositive power over the securities held by SSSHKCD. Each of SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD expressly disclaims beneficial ownership of securities held by any person or entity, except to the extent of their pecuniary interest therein.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2015 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options	outstanding options	plans (excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,930,906	$2.77	1,997,964
Equity compensation plans not approved by security holders	-	-	-
Total	1,930,906		1,997,964

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 – Executive Compensation. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 10, 2012, at the Company’s request, our Chairman and Chief Executive Officer, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 with interest rate at 4% annually. Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2015. On December 30, 2014, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2016.

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”) to provide video content services via C Media’s proprietary railway Wi-Fi service platform. As of December 31, 2015, C Media is our largest shareholder. For the year ended December 31, 2015, total revenue recognized from the agreement with C Media amounted to $182,000. As of December 31, 2015, total accounts receivable due from C Media amounted to $92,000.

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

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$366,976	$313,033
Audit-Related Fees	-	39,611
Tax Fees	-	-
All Other Fees	1,650	-
TOTAL	$368,626	$352,644

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit services performed by KPMG Huazhen LLP for our consolidated financial statements as of and for the year ended December 31, 2015 and 2014.

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

Date: March 30, 2016

YOU ON DEMAND HOLDINGS, INC.

By:	/s/ Mingcheng Tao
Mingcheng Tao
Chief Executive Officer

By:	/s/ Grace He
Grace He
Vice President of Finance

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruno Wu and Mingcheng Tao, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruno Wu		March 30, 2016
Bruno Wu	Chairman and Director

/s/ Shane McMahon		March 30, 2016
Shane McMahon	Vice Chairman and Director

/s/ Mingcheng Tao		March 30, 2016
Mingcheng Tao	Chief Executive Officer and Director
(Principle Executive Officer)

/s/ Grace He		March 30, 2016
Grace He	Vice President of Finance
(Principle Financial and Accounting Officer)

/s/ James Cassano		March 30, 2016
James Cassano	Director

/s/ Jerry Fan		March 30, 2016
Clifford Higgerson	Director

/s/ Jin Shi		March 30, 2016
Jin Shi	Director

/s/ Arthur Wong		March 30, 2016
Arthur Wong	Director

/s/ Polly Wang		March 30, 2016
Polly Wang	Director

/s/ Xuesong Song		March 30, 2016
Xuesong Song	Director

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
YOD On Demand Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of YOD On Demand Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YOU On Demand Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company incurred net losses from continuing operations and had accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Huazhen LLP
Beijing, China

March 30, 2016

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$3,768,897	$10,812,371
Restricted cash	2,994,364	-
Accounts receivable, net	1,689,415	1,091,076
Licensed content, current	556,591	1,041,609
Prepaid expenses	362,421	196,474
Deferred issuance cost	551,218	-
Other current assets	157,594	22,442
Total current assets	10,080,500	13,163,972
Property and equipment, net	154,434	320,671
Licensed content, non-current	21,085	35,648
Intangible assets, net	2,412,591	2,320,103
Goodwill	6,648,911	6,648,911
Equity method investments	450,115	850,054
Other non-current assets	58,089	365,006
Total assets	$19,825,725	$23,704,365

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $44,867 and $8,598, respectively as of December 31, 2015 and 2014)	$45,788	$110,814
Deferred revenue (including deferred revenue of VIEs without recourse to the Company of $15,080 and $13,431, respectively as of December 31, 2015 and 2014)	15,080	13,431
Accrued expenses (including accrued expenses of VIEs without recourse to the Company of $280,038 and $303,766, respectively as of December 31, 2015 and 2014)	1,196,066	797,340
Accrued salaries (including accrued salaries of VIEs without recourse to the Company of $10,861 and nil, respectively as of December 31, 2015 and 2014)	1,058,124	970,821
Other current liabilities (including other current liabilities of VIEs without recourse to the Company of $298,422 and $269,854, respectively as of December 31, 2015 and 2014)	312,170	278,622
Deposit payable	2,994,364	-
Accrued license fees (including accrued license fees of VIEs without recourse to the Company of $933,532 and $348,007, respectively as of December 31, 2015 and 2014)	933,532	348,007
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	395,217	585,050
Total current liabilities	9,950,341	6,104,085
Deferred income taxes	330,124	364,572
Total liabilities	10,280,465	6,468,657

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation preference of $3,500,000 as of December 31, 2015 and 2014, respectively	1,261,995	1,261,995

Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,254,997 and 7,365,283 shares issued and outstanding, liquidation preference of $12,696,245 and $12,889,250 as of December 31, 2015 and December 31, 2014, respectively	7,255	7,365
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 24,249,109 and 23,793,702 shares issued and outstanding as of December 31, 2015 and 2014, respectively	24,249	23,794
Additional paid-in capital	97,512,542	96,347,272
Accumulated deficit	(86,457,840)	(78,356,567)
Accumulated other comprehensive loss	(414,910)	(66,032)
Total YOU On Demand shareholder's equity	10,671,296	17,955,832
Non-controlling interest	(2,388,031)	(1,982,119)
Total equity	8,283,265	15,973,713
Total liabilities, convertible redeemable preferred stock and equity	$19,825,725	$23,704,365

The accompanying notes are an integral part of these consolidated financial statements

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED STATEMENTS OF OPERATIONS

	2015	2014
Revenue	$4,606,380	$1,962,622
Cost of revenue	3,673,895	2,756,363
Gross profit/(loss)	932,485	(793,741)

Operating expenses:
Selling, general and administrative expenses	8,237,056	7,459,192
Professional fees	715,723	653,646
Depreciation and amortization	390,373	536,689
Total operating expenses	9,343,152	8,649,527

Loss from operations	(8,410,667)	(9,443,268)

Interest and other income/(expense)
Interest expense, net	(119,913)	(2,374,368)
Change in fair value of warrant liabilities	189,833	(621,239)
Change in fair value of contingent consideration	-	(160,766)
Equity share of loss on equity method investments	(156,135)	(20,717)
Impairment of equity method investments	(214,998)	-
Loss from disposal of consolidated entities	-	(622,939)
Others	136,511	(85,516)
Loss before income taxes and non-controlling interest	(8,575,369)	(13,328,813)

Income tax benefit	34,448	304,670

Net loss	(8,540,921)	(13,024,143)

Net loss attributable to non-controlling interest	439,648	615,683

Net loss attributable to YOU On Demand shareholders	(8,101,273)	(12,408,460)

Deemed dividends on preferred stock	-	(16,402,161)

Net loss attributable to YOU On Demand common shareholders	$(8,101,273)	$(28,810,621)

Basic and diluted loss per share	$(0.34)	$(1.47)

Weighted average shares outstanding:
Basic and diluted	23,948,487	19,600,510

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2015	2014
Net loss	$(8,540,921)	$(13,024,143)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(315,142)	(36,974)
Comprehensive loss	(8,856,063)	(13,061,117)
Comprehensive loss attributable to non-controlling interest	405,912	584,797
Comprehensive loss attributable to YOU On Demand shareholders	$(8,450,151)	$(12,476,320)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015

							Accumulated	YOU on
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, December 31, 2014	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	120,755	121	640,494	-	-	640,615	-	640,615
Common stock issued for settlement of liability	-	-	221,185	221	524,779	-	-	525,000	-	525,000
Conversion of Series E Preferred Stock into common stock	(110,286)	(110)	110,286	110	-	-	-	-	-	-
Exercise of options	-	-	3,181	3	(3)	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(8,101,273)	-	(8,101,273)	(439,648)	(8,540,921)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(348,878)	(348,878)	33,736	(315,142)
Balance, December 31, 2015	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014

							Accumulated	YOU on
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2014	-	$-	15,794,762	$15,794	$67,417,025	$(65,856,053)	$(715,090)	$861,676	$(1,397,322)	$(535,646)
Share-based compensation	-	-	-	-	727,363	-	-	727,363	-	727,363
Common stock issued to non-employees for services	-	-	73,600	74	142,426	-	-	142,500	-	142,500
Common stock and options issued earn-out for YOD Hong Kong business acquisition	-	-	245,275	245	739,265	-	-	739,510	-	739,510
Conversion of Series C Preferred Stock into common stock	-	-	140,000	140	219,614	-	-	219,754	-	219,754
Series D Preferred Stock cash dividends	-	-	-	-	-	(92,054)	-	(92,054)	-	(92,054)
Series E Preferred Stock issuance	14,285,714	14,286	-	-	24,985,714	-	-	25,000,000	-	25,000,000
Conversion of Series E Preferred Stock into common stock	(6,920,431)	(6,921)	6,920,431	6,921	-	-	-	-	-	-
Issuance costs in connection with the issuance of Series E Preferred Stock	-	-	-	-	(4,552,347)	-	-	(4,552,347)	-	(4,552,347)
Warrants issued to placement agent in connection with the issuance of Series E Preferred Stock	-	-	-	-	2,166,296	-	-	2,166,296	-	2,166,296
Beneficial conversion feature related to convertible note modification	-	-	-	-	2,126,301	-	-	2,126,301	-	2,126,301
Disposal of consolidated entities	-	-	-	-	-	-	716,918	716,918	-	716,918
Exercise of warrants	-	-	607,480	608	2,374,575	-	-	2,375,183	-	2,375,183
Exercise of options	-	-	12,154	12	1,040	-	-	1,052	-	1,052
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(12,408,460)	-	(12,408,460)	(615,683)	(13,024,143)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(67,860)	(67,860)	30,886	(36,974)
Balance, December 31, 2014	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713

The accompanying notes are an integral part of these consolidated financial statements.

F-6

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014
Cash flows from operating activities:
Net loss	$(8,540,921)	$(13,024,143)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,240,615	1,339,863
Provision for doubtful accounts	9,087	-
Depreciation and amortization	390,373	536,689
Amortization of interest expense related to debt issuance costs	-	128,879
Amortization of interest expense related to beneficial conversion feature	-	2,126,301
Income tax benefit	(34,448)	(304,670)
Equity share of loss on equity method investments	156,135	20,717
Loss on disposal of assets	2,538	49,118
Change in fair value of warrant liabilities	(189,833)	621,239
Change in fair value of contingent consideration	-	160,766
Loss from disposal of consolidated entities	-	622,939
Impairment of long-term equity investments	214,998	-
Foreign currency exchange gain	(219,925)	-
Change in assets and liabilities,
Accounts receivable	(607,426)	(915,865)
Licensed content	499,581	(504,990)
Prepaid expenses and other assets	(74,469)	(79,072)
Accounts payable	(65,026)	(545,731)
Accrued expenses, salary and other current liabilities	196,027	502,184
Deferred revenue	1,649	(55,538)
Accrued license fees	585,525	(852,757)
Net cash used in operating activities	(6,435,520)	(10,174,071)

Cash flows from investing activities:
Acquisition of property and equipment	(35,179)	(67,297)
Acquisition of intangibles	(218,020)	(3,361)
Cash paid for equity method investment	-	(208,760)
Sale of subsidiary	-	(7,549)
Net cash used in investing activities	(253,199)	(286,967)

Cash flows from financing activities
Proceeds from sale of Series E Preferred Stock	-	19,000,000
Proceeds from the exercise of warrants and options	-	995,607
Series D Preferred Stock dividend payment	-	(92,054)
Prepaid cost associated with financing activities	(310,156)	(2,386,051)
Net cash (used in)/provided by financing activities	(310,156)	17,517,502
Effect of exchange rate changes on cash	(44,599)	(66,982)
Net (decrease)/increase in cash	(7,043,474)	6,989,482

Cash at the beginning of the year	10,812,371	3,822,889

Cash at the end of the year	$3,768,897	$10,812,371

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Value of warrants issued for issuance costs in connection with Preferred Series E shares	$-	$2,166,296
Exchange of Series E Preferred Stock for Common stock	$110	$-
Conversion of convertible promissory note for Series E Preferred Stock	$-	$2,000,000
Exchange of Series D Preferred Stock for Series E Preferred Stock	$-	$4,000,000
Issuance of common stock issued from conversion of Preferred Series C shares	$-	$219,754
Issuance of shares and options issued for YOD Hong Kong contingent consideration earn-out	$-	$739,510
Restricted cash related to the deposit of financing activities	$2,994,364	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries, variable interest entities (“VIEs”) and the consolidated subsidiary of its VIEs. The Company, its subsidiaries, its VIEs and the consolidated subsidiary of its VIEs are collectively referred to as YOU On Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU On Demand provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators.

2.	Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of YOU On Demand Holdings, Inc., its wholly-owned subsidiaries, its VIEs in which the Company is the primary beneficiary, and the subsidiary of its consolidated VIE. All material intercompany transactions and balances are eliminated upon consolidation.

(b) Basis of Presentation

The Company prepares and presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

(c) Equity Method Investments

Investments in entities where the Company can exercise significant influence, but not control, are accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. The Company’s share of losses is not recognized when the investment is reduced to zero since the Company does not guarantee the investees’ obligations nor is the Company committed to providing additional funding.

Management evaluates impairment on the investments accounted for under the equity method of accounting based on performance and the financial position of the investee, as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financings, projected and historical financial performance, cash flow forecasts and financing needs. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and the impairment is determined to be other-than-temporary.

As of and for the years ended December 31, 2015 and 2014, the Company’s investments accounted for under the equity method of accounting are comprised of (1) 30% equity ownership in Shandong Lushi Media Co., Ltd. (“Shandong Media”) and (2) 39% equity ownership in Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”), collectively held by Sinotop Beijing. We recognized impairment loss of $80,000 and $135,000 on our investments in Shandong Media and Hua Cheng, respectively.

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

The most significant estimates include, but not limited to, the determination of estimated selling prices of multiple elements revenues contract, the expected revenue from licensed content, allowances for doubtful accounts, share-based compensation and equity based transactions with non-employees, determination of the estimated useful lives of intangible assets, impairment assessment of goodwill, intangible assets and long-term equity investments, determination of the fair value of financial instruments, valuation of deferred income taxes assets and the accrual of uncertain tax positions. These estimates may be adjusted as more current information becomes available, and any adjustment made could be significant.

(e) Foreign Currency Translation

The Company uses the United States dollar (“US$” or “USD”) as its reporting currency. The functional currency of YOU On Demand Holdings, Inc., CB Cayman and YOD Hong Kong is the USD while the functional currency of Sinotop Beijing, Zhong Hai Video and YOD WFOE is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the entities which uses RMB as their functional currency has been translated into USD. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of other comprehensive loss in the statement of comprehensive loss.

Transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated in the functional currency at the applicable rates of exchange in effect at the balance sheet date. The resulting exchange differences are recorded in the consolidated statements of operations.

(f) Cash

Cash consist of cash on hand and demand deposit as of the date of purchase of three months or less. The Company deposits its cash balances with a limited number of banks.

(g) Restricted Cash

Restricted cash represents deposits placed with banks which are restricted as to withdrawal or usage.

On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated SSS Purchase Agreement”) with Beijing Sun Seven Stars Culture Development Limited (“SSS”) (see Note 17). We received the restricted cash of $2,994,000 from SSS as cash deposits upon the execution of the Amended and Restated SSS Purchase Agreement.

(h) Accounts Receivable, net

Accounts receivable are recognized at invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews its allowance for doubtful accounts receivable on an ongoing basis. In establishing the required allowance, management considers any historical losses, the customer’s financial condition, the accounts receivable aging, and the customer’s payment patterns. After all attempts to collect a receivable have failed and the potential for recovery is remote, the receivable is written off against the allowance.

(i) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 5 years for the furniture, 3 years for the electronic equipment and lesser of lease terms or the estimated useful lives of the assets for the leasehold improvements.

(j) Licensed Content

The Company obtains content through content license agreements with studios and distributors. We recognize licensed content when the license fee and the specified content titles are known or reasonably determinable. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and accrued license fees payable are classified as a liability on the consolidated balance sheets.

We amortize licensed content in cost of revenues over the contents contractual availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that our revenues bear a representative amount of the cost of the licensed content. We review factors that impact the amortization of licensed content at each reporting date, including factors that may bear direct impact on expected revenue from specific content titles. Changes in our expected revenue from licensed content could have a significant impact on our amortization pattern.

Commitments for license agreements where the specified content titles or window of availability are not known or reasonably determinable and do not meet the criteria for recognition as licensed content are included in Note 14 to the consolidated financial statements.

(k) Intangible Assets

Intangible assets are stated at acquisition fair value or cost, less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment when an indicator for potential impairment exists. The Company is currently amortizing its intangible assets with definite lives over periods generally ranging between 3 to 20 years. The estimated useful lives are 20 years for the charter/cooperation agreements, 5 years for software licenses and 3 years for the mobile app developments.

(l) Website Development Costs

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

(m) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Indefinite-lived intangible assets are assets that are not amortized as there is no foreseeable limit to cash flows generated from them.

In accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 350-20, Goodwill , the Company performs impairment test for its goodwill annually as of December 31, or more frequently, if indicators of potential impairment exist, to determine if the carrying value of goodwill is impaired. The Company reviews goodwill for impairment based on its identified reporting units, which are defined as reportable segments or groupings of businesses one level below the reportable segment level. In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary, or to proceed directly to performing the first step of the goodwill impairment test.

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

For the purpose of goodwill impairment testing, the Company is considered as a reporting unit. Based on the annual goodwill impairment test performed in the fourth quarter of 2015 and 2014, management concluded that the fair value of the reporting unit exceeded its carrying value. No impairment loss was recognized for the years presented.

(n) Impairment of Long-Lived Assets

Long-lived assets such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in the circumstances indicate that the carrying value of an asset may not be recoverable. When these events occur, the Company assesses the recoverability of the long-lived assets by comparing the carrying amount to the estimated future undiscounted cash flows associated from the use of the asset and its eventual disposition, and recognize an impairment of long-lived assets when the carrying value of such assets exceeds the estimated future undiscounted cash flows such assets is expected to generate. If the Company recognizes an impairment, the Company reduces the carrying amount of the assets group to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment of long-lived assets was recognized for any of the years presented.

(o) Warrant Liabilities

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

(p) Revenue Recognition

Revenue from sub-licensing content within the specified license period is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films – Revenue Recognition. That is, if the arrangement includes a nonrefundable minimum guarantee, all contents have been delivered in accordance with the terms of the arrangement and there are no substantive future obligations from the Company, then revenue is recognized upon delivery.

Revenue for services is recorded as services are provided. The Company generally recognizes all revenues in the period in which the service is rendered, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection is reasonably assured. The Company records deferred revenue for payments received from customers for the performance of future services and recognize the associated revenue in the period that the services are performed.

In accordance with ASC 605-25, Revenue Recognition – Multiple Element Arrangements, contracts with multiple element deliverables are separated into individual units for accounting purposes when the unit determined to have standalone value to the customer. Since the contract price is for all deliverables, the Company allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling price. Revenue related to each unit is recognized when the Company’s obligations under the contract have been satisfied and all revenue recognition criteria are met.

(q) Advertising & Marketing Expenses

The Company expenses advertising and marketing costs as incurred, which are included in selling expense. Advertising and marketing costs were approximately $773,000 and $359,000 for the years ended December 31, 2015 and 2014, respectively.

(r) Share-Based Payment and Equity-based Payments to Non-Employees

The Company awards share options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments”). Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. The Company recognizes the compensation cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting. When no future services are required to be performed by the employee in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

The Company also awards stocks and warrants for service to consultants for service and accounts for these awards under ASC 505-50, Equity – Equity-Based Payments to Non-Employees. The fair value of the awards is assessed at measurement date and is recognized as cost or expenses when the services are provided. If the related services are completed upon issuance date, measurement date is determined to be the date the awards are issued.

(s) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, as needed to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statements of operation.

(t) Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.

(u) Net Loss Per Share Attributable to YOU On Demand Shareholders

Net loss per share attributable to YOU On Demand shareholders is computed in accordance with ASC 260, Earnings per Share. The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because they are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Group is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

Basic net loss per share is computed using the weighted average number of ordinary shares outstanding during the period. Options and warrants are not considered outstanding in computation of basic earnings per share. Diluted net loss per share is computed using the weighted average number of ordinary shares and potential ordinary shares outstanding during the period under treasury stock method. Potential ordinary shares include options and warrants to purchase ordinary shares, preferred shares and convertible promissory note, unless they were anti-dilutive. The computation of diluted net loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net loss per share.

(v) Reportable Segment

The Company has one operating business segment, video content and media, in which the chief operating decision maker reviews the operating results of the segment to determine the allocation of resources and the measuring of performance.

(w) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2014-09, creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition under current Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as disclosure requirements for qualitative and quantitative information that should be included in financial statements. For public entities, the amendment becomes effective for annual or interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statement of adopting this guidance.

In February 2015, the FASB issued Consolidation (Topic 810) —Amendments to the Consolidation Analysis. The amendments in Topic 810 respond to stakeholders’ concerns about the current accounting for consolidation of variable interest entities, by changing aspects of the analysis that a reporting entity must perform to determine whether it should consolidate such entities. Under the amendments, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The amendments are intended to be an improvement to current U.S. GAAP, as they simplify the codification of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), with changes including reducing the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and placing more emphasis on risk of loss when determining a controlling financial interest. The amendments are effective for public business companies for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Earlier adoption is permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

In November 2015, the FASB issued Accounting Standard Updates (“ASU”) 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes. The ASU required that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of beginning of an interim or annual reporting period. Management is currently evaluating the impact on our consolidated financial statements of adopting this guidance.

3.	Going Concern and Management’s Plans

For the years ended December 31, 2015 and 2014, we incurred net losses from continuing operations of approximately $8.5 million and $13.0 million, respectively, and we used cash for operations of approximately $6.4 million and $10.2 million, respectively. Further, we had accumulated deficits of approximately $86.5 million and $78.4 million as of December 31, 2015 and 2014, respectively, due to recurring losses since our inception.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On January 31, 2014, we completed a Series E Preferred Share financing in which we raised an additional $19.0 million. See Note 9 for additional information. We also may have the ability to raise funds by various methods, including utilization of our $50 million shelf registration, of which $47.3 million is remaining. On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement, subject to certain closing conditions, to issue and sell 4,545,454 shares of its common stock, par value $0.001 per share (the “Common Stock”) for $2.20 per share, or a total purchase price of $10.0 million to Beijing Sun Seven Stars Culture Development Limited (“SSS”), a PRC company. However, additional financing may not be available to the Company on terms acceptable to us or at all or such resources may not be received in a timely manner.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

4.	VIE Structure and Arrangements

To comply with PRC laws and regulation that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing and Sinotop Beijing’s subsidiary, Zhong Hai Video, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control Sinotop Beijing and Zhong Hai Video through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholder of Sinotop Beijing.

Management Services Agreement

Pursuant to a Management Services Agreement, as of March 9, 2010, between Sinotop Beijing and YOD Hong Kong (the “Management Services Agreement”), YOD Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual net profits of Sinotop Beijing during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Beijing’s future payment obligations.

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

Under the above contractual agreements, YOD WFOE has the power to direct the activities of the Sinotop Beijing, and can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Video that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of December 31, 2015. As Sinotop Beijing and Zhong Hai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIE’s, as applicable for the periods presented, affected the Company's consolidated financial statements.

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$1,001,094	$506,525
Accounts receivable, net	1,689,415	1,091,076
Licensed content, current	556,591	1,041,609
Prepaid expenses	98,893	105,918
Other current assets	133,582	12,811
Intercompany receivables due from the Company's subsidiaries (i)	161,017	572,192
Total current assets	3,640,592	3,330,131
Property and equipment, net	149,880	297,898
Licensed content, non-current	21,085	35,648
Intangible assets, net	253,771	5,291
Long-term equity investments	450,115	850,054
Other non-current assets	58,026	272,657
Total assets	$4,573,469	$4,791,679

LIABILITIES
Current liabilities:
Accounts payable	$44,867	$8,598
Deferred revenue	15,080	13,431
Accrued expenses	280,038	303,766
Other current liabilities	298,422	269,854
Accrued salaries	10,861	-
Accrued license fees	933,532	348,007
Intercompany payables due to the Company's subsidiaries (i)	12,512,954	11,200,536
Total current liabilities	14,095,754	12,144,192
Total liabilities	$14,095,754	$12,144,192

(i) Intercompany receivables and payables are eliminated upon consolidation.

	December 31,	December 31,
	2015	2014
Net revenue	$4,606,380	$1,962,622
Net loss	$(2,573,046)	$(3,173,010)

	December 31,	December 31,
	2015	2014
Net cash used in operating activities	$(782,670)	$(2,284,452)
Net cash used in investing activities	$(35,179)	$(278,469)
Net cash provided by financing activities	$1,312,418	$-

The revenue producing assets that are held by the VIEs and a VIE’s subsidiary comprise of licensed content, network equipment, charter/cooperation agreements, software and licenses and website and mobile app development. Substantially all of such assets are recognized in the Company’s consolidated financial statements, except for certain Internet Content Provider Licenses, internally developed software, trademarks and patent applications which were not recorded on the Company’s consolidated balance sheets as they do not meet all the capitalization criteria. The VIEs and a VIE’s subsidiary also hire assembled work force on sales, research and development and operations whose costs are expensed as incurred.

5.	Property and Equipment

The following is a breakdown of our property and equipment:

	December 31,	December 31,
	2015	2014
Furniture and office equipment	$910,420	$959,080
Leasehold improvements	190,722	190,722
Total property and equipment	1,101,142	1,149,802
Less: accumulated depreciation	(946,708)	(829,131)
Net carrying value	$154,434	$320,671

We recorded depreciation expense of approximately $190,000 and $233,000, which is included in our operating expense for the years ended December 31, 2015 and 2014, respectively.

6.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of December 31, 2015 and 2014, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
Amortizing Intangible	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
assets	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/Cooperation agreements	$2,755,821	$(746,372)	$2,009,449	$2,755,821	$(608,580)	$2,147,241
Software and licenses	253,930	(234,947)	18,983	253,930	(215,358)	38,572
Website and mobile app development	653,830	(403,961)	249,869	356,425	(356,425)	-
Total Amortizing Intangible assets	$3,663,581	$(1,385,280)	$2,278,301	$3,366,176	$(1,180,363)	$2,185,813
Indefinite lived intangible assets:
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,797,871	$(1,385,280)	$2,412,591	$3,500,466	$(1,180,363)	$2,320,103

During the year ended December 31, 2015, our acquired intangible asset was comprised of mobile app development, which is amortized over the weighted-average amortization period of 3.0 years.

We recorded amortization expense related to our finite lived intangible assets of approximately $200,000 and $304,000 during the years ended December 31, 2015 and 2014, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2016	$251,576
2017	236,825
2018	193,210
2019	138,409
2020	137,792
Thereafter	1,320,489
Total amortization to be recognized	$2,278,301

7.	Fair Value Measurements

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

The fair value of the warrant liabilities at December 31, 2015 and 2014 were valued using the Monte Carlo Simulation method which incorporated the following assumptions:

	December 31,	December 31,
	2015	2014
Risk-free interest rate	0.92%	1.040%
Expected volatility	60%	70%
Expected term (years)	1.67	2.67
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note10)	$-	$-	$395,217	$395,217

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note10)	$-	$-	$585,050	$585,050

The table below reflects the components effecting the change in fair value for the years ended December 31, 2015 and 2014, respectively:

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2015
			Change in
	January 1,		Fair Value	December 31,
	2015	Settlements	gain	2015
Liabilities:
Warrant liabilities (see Note10)	$585,050	$-	$(189,833)	$395,217

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2014
			Change in
	January 1,		Fair Value	December 31,
	2014	Settlements	loss	2014
Liabilities:
Warrant liabilities (see Note10)	$1,344,440	$(1,380,629)	$621,239	$585,050
Contingent purchase price consideration	$578,744	$(739,510)	$160,766	$-

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, restricted cash, accounts receivable, accounts payable, accrued expenses and other payables as of December 31, 2015 and 2014, approximate fair value because of the short maturity of these instruments.

8.	Related Party Transactions

(a) $3.0 Million Convertible Note

On May 10, 2012, the Executive Chairman and Principal Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365 day year. Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company. On May 21, 2012, at the Company’s request, the Company and Mr. McMahon entered into Amendment No.1 to the Note, pursuant to which the price per share at which the Note, or any convertible Securities into which the Note is converted, may be converted into shares of the Company’s common stock, could not be less than $4.75, which amount represented the closing bid price of the Company’s common stock on the trading day immediately prior to the date of the Note in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

On April 12, 2013, the Majority Shareholders approved an amendment to the Note, as amended on May 21, 2012, to remove the $4.75 floor to the conversion price of the Note and such approval and such amendment was effective following the expiration of the 20-day period mandated by Rule 14c-2.

Effective May 10, 2013, the Company and Mr. McMahon entered into Amendment No.3 to the note pursuant to which (i) the Note would be due to mature on November 10, 2014, and (ii) the net proceeds of any financing of equity or equity-linked securities of the Company occurring on or before such date will be used to repay the Note until the full amount of the Note, and all accrued interest on the Note is repaid.

In connection with the Series D Amendment (as discussed below in Note 9), on November 4, 2014, the Company and Mr. McMahon entered into a waiver, pursuant to which (i) Mr. McMahon waived the Company’s obligation to repay the Note on November 10, 2013, (ii) the Company and Mr. McMahon agreed that the principal and all interest on the Note shall become due and payable on the earlier of (a) the closing of the Series E Financing, or (b) if there is no Series E Financing, the date when the Bridge Note (as discussed below in Note 9) is repaid in full or converted into shares of Series D Preferred Stock, and (iii) Mr. McMahon waived the Company’s obligation to repay the Note with the proceeds received from the issuance of the Bridge Note.

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note is beat Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2015. As a result, in 2014, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, we recognized a beneficial conversion feature of approximately $2,126,000 which in 2014 was reflected as interest expense and additional paid-in capital since the note was payable upon demand.

Effective December 30, 2014, the Company and Mr. McMahon entered into Amendment No. 5 pursuant to which the maturity date of the Note was extended to December 31, 2016. The Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

For the years ended December 31, 2015 and 2014, the Company recorded interest expense of $120,000 and $2,444,000 related to the Note.

(b) Short-term Loans

On June 10, 2013, Shane McMahon made a short-term loan in the amount of $40,000 to the Company which was repaid in full on July 11, 2014.

(c) Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”) to provide video content services to C Media’s proprietary railway Wi-Fi service platform for $182,000. C Media is one of our shareholders. The Company delivered the content to C Media in March 2015 recognized the revenue of $182,000. As of December, 2015, total accounts receivable due from C Media amounted to $92,000.

(d) Cost of Revenue

Hua Cheng, the minority shareholder of Zhong Hai Video, charged us licensed content fees of approximately $174,000 and $163,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, total accrued license fees due to Hua Cheng amounted to $19,000 and nil, respectively.

(e) Sale of WFOE

Effective March 25, 2014, Beijing China Broadband Network Technology Co., Ltd. (“WFOE”), our wholly-owned subsidiary, was sold to Linkstar Global Investment Limited, whose sole shareholder is a family member of one of our management personnel. Total consideration received from the sale of WFOE amounted to $50,000.

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

On January 31, 2014, the Company exchanged the Series D Preferred Stock to Series E Preferred Stock. Previously recognized beneficial conversion feature of $183,000 related to the Series D Preferred Stock original issuance was reversed and the Company recognized approximately $2,651,000 of beneficial conversion feature as a deemed dividend related to the exchange of Series D Preferred Stock to Series E Preferred Stock. Further, in accordance with the terms of the Series D Preferred Stock Purchase Agreement, the Company paid the full cumulative dividends of $92,000 upon the exchange of the Series D Preferred Stock to Series E Preferred Stock.

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

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with FASB ASC 815-40-15-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock , the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued at each reporting period based on the Monte Carlo valuation.

As of December 31, 2015 and 2014, the warrant liability was re-valued as disclosed in Note 7, and was adjusted to its estimated fair value of approximately $395,000 and $585,000 as determined by the Company, resulting in a gain of approximately $190,000 for the year ended December 31, 2015. During the year ended December 31, 2015, no warrant was exercised.

11.	Share-Based Payments

As of December 31, 2015, the Company has 1,734,429 options and 2,191,487 warrants outstanding to purchase shares of our common stock.

The following table provides the details of the approximate total share-based payments expense during the years ended December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Employees and directors share-based payments	$1,091,000	$1,340,000
Non-employee awards	$150,000	$-

The Company awards common stock and stock options to employees, non-employees and directors compensation for their services. The stock option awards to employees and directors are accounted for pursuant to the provisions of ASC 718, Compensation – Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

(a) Stock Options

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of December 31, 2015, options available for issuance are 1,997,964 shares.

Stock option activity for the year ended December 31, 2015 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	1,800,226	$2.73	6.68	$156,572
Granted	16,565	2.12
Exercised	(19,042)	1.79
Expired	(17,356)	1.80
Forfeited	(45,964)	1.68
Outstanding at December 31, 2015	1,734,429	$2.77	5.59	$58,200

Vested and expected to be vested as of December 31, 2015	1,734,429	$2.77	5.59	$58,200

Options exercisable at December 31, 2015 (vested)	1,703,517	$2.79	5.55	$51,113

The weighted average grant-date fair value of options granted during the years ended December 31, 2015, and 2014, was $1.28 and $1.70. The total intrinsic value of options exercised during the years ended December 31, 2015, and 2014, was $6,192 and $27,820.

As of December 31, 2015, approximately $39,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.6 years. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was approximately $341,000 and $619,000, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the years presented:

	December 31,	December 31,
	2015	2014
Exercise multiple	2.12	2.52~2.91
Expected term	5.5 years	10 years
Expected volatility	70%	70%
Expected dividend yield	0%	0%
Risk free interest rate	1.56%	1.43%~2.66%
Fair value	1.28	1.33~2.23

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of December 31, 2015, the weighted average exercise price was $2.20 and the weighted average remaining life was 2.39 years. The following table outlines the warrants outstanding and exercisable as of December 31, 2015 and December 31, 2014:

	2015	2014
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
	Outstanding and	Outstanding and
Warrants Outstanding	Exercisable	Exercisable	Price	Date

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants (i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	2,191,487	2,191,487

(i) The warrants are classified as derivative liabilities as disclosed in Note 10.

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the years ended December 31, 2015 and 2014, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	December 31,	December 31,
	2015	2014
Warrants	2,191,487	2,191,487
Options	1,734,429	1,800,226
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,254,997	7,365,283
Convertible promissory note and interest	1,964,337	1,895,765
Total	14,078,583	14,186,094

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,	December 31,
	2015	2014
Exercise of stock warrants	2,191,487	2,191,487
Exercise and future grants of stock options	3,928,870	3,986,074
Conversion of preferred stock	8,188,330	8,298,616
Issuable shares from conversion of promissory notes and interest	1,964,337	1,895,765
Total	16,273,024	16,371,942

13.	Income Taxes

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

Loss before tax and the provision for income tax benefit consists of the following components:

	2015	2014
Loss before tax	$(8,575,369)	$(13,328,813)
Deferred tax benefit of net operating loss
United States	$-	$-
PRC/Hong Kong	(34,448)	(304,670)
	(34,448)	(304,670)
Deferred tax benefit other than benefit of net operating loss
United States	-	-
PRC/Hong Kong	-	-

Total income tax benefit	$(34,448)	$(304,670)

A reconciliation of the expected income tax derived by the application of the 34.0% U.S. corporate income tax rate to the Company's loss before income tax benefit is as follows:

	2015	2014
U. S. statutory income tax rate	34.0%	34.0%
Non-deductible expenses	-5.1%	-2.5%
Non-deductible interest expenses	-0.5%	-6.1%
Non-taxable change in fair value warrant liabilities	0.8%	-1.6%
Non-taxable loss on contingent consideration	-	-0.4%
Forfeiture of capital loss	-0.7%	-3.2%
Increase in valuation allowance	-34.0%	-18.5%
Tax benefit from the lapse of the statute of limitations	6.8%	-
Others	-0.9%	0.5%
Effective income tax rate	0.4%	2.3%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
U.S. NOL	$11,885,880	$9,563,551
Foreign NOL	3,641,553	2,790,913
Accrued payroll and expense	237,076	479,116
Nonqualified options	768,071	829,354
Marketable securities	-	131,691
Capital loss carryover	-	72,660
Others	$687,721	$92,675

Total deferred tax assets	17,220,301	13,959,960

Less: valuation allowance	(16,695,412)	(13,783,420)

Deferred tax liabilities
Intangible assets	(502,363)	(536,811)
Others	(352,650)	(4,301)
Total deferred tax liabilities	(855,013)	(541,112)

Net deferred tax liability	$(330,124)	$(364,572)

As of December 31, 2015, the Company had approximately $27.1 million U.S domestic cumulative tax loss carryforwards and approximately $14.6 million foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2035 and year 2015 to year 2020, respectively. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of approximately $165,000, which expired in 2015. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased approximately $2.9 million and $2.5 million during the years ended December 31, 2015 and 2014, respectively. The increase was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize.

(b) Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. As of December 31, 2014, the unrecognized tax benefit of USD 1,718,000 resulted from the capital transaction where the Company received the shares of a third-party company with a zero tax basis. The unrecognized tax benefit was reduced to zero as a result from the lapse of the statute of limitations in 2015. A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows:

	2015	2014
Balance, beginning of year	$584,451	$584,451
Lapse of the statute of limitations	(584,451)	-
Balance, end of year	$-	$584,451

As of December 31, 2015 and 2014, the Company did not accrue any material interest and penalties.

The Company's United States income tax returns are subject to examination by the Internal Revenue Service for at least 2010 and later years. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the Chinese tax returns for the Chinese operating companies are subject to examination by the Chinese tax authorities for all periods from the companies' inceptions in 2007 through 2015 as applicable.

14.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2015, the Company's potential minimum cash obligation to these employees was approximately $1,417,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China as follows:

Leased Property
Year ending December 31,	Costs
2016	$539,000
Total	$539,000

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2017 as follows:

Years ending December 31,	Content Costs
2016	$5,082,000
2017	200,000
Total	$5,282,000

(d) Advertising and Marketing Expenses

The Company is committed to paying advertising and marketing expenses as follows:

Advertising and
Marketing
Year ending December 31,	Expenses
2016	$450,000
Total	$450,000

(e) Lawsuits and Legal Proceedings

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

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Video, which the Group consolidates as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Video and the legal shareholder of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing or its legal shareholder fails to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through the operations of PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

(b) Major Customers

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

For the year ended December 31, 2015, three customers which are MIGU Co., Ltd, Shenzhen Tianhua Century Media Limited (“Tianhua”) and Shanxi Fenteng Interaction Technology Limited (“Fenteng”) individually accounted for more than 10% of the Company’s revenue. Four customers which are Fenteng, Guangzhou Aosemu Limited, Shenzhen Pingan Communication Technology Limited and Tianhua individually accounted for 10% of the Company’s net accounts receivables as of December 31, 2015.

For the year ended December 31, 2014, two customers which are Tai Sheng Si Information System Development (Beijing) Limited (“Tai Sheng Si”) and Tianhua individually accounted for more than 10% of the Company’s revenue. Three customers which are Tai Sheng Si, Tianhua and Beijing Tiantian Culture Spread Limited, Sichuan Branch individually accounted for 10% of the Company’s net accounts receivables as of December 31, 2014.

(c) Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the year ended December 31, 2015, four suppliers which are Paramount, Disney, Universal and Twentieth Century Fox individually accounted for more than 10% of the Company’s cost of revenues. One supplier which is Universal individually accounted for 10% of the Company’s accrued license fees as of December 31, 2015.

For the year ended December 31, 2014, three suppliers which are Paramount, Disney and Universal individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers which are Universal and Paramount individually accounted for 10% of the Company’s accrued license fees as of December 31, 2014.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Group to significant concentration of credit risk primarily consist of cash, accounts receivable and other receivables. As of December 31, 2015 and 2014, the Group’s cash were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Group’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Group performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash consist of cash on hand and cash in bank, which are unrestricted as to withdrawal.

Time deposits, which mature within one year as of the balance sheet date, represent interest-bearing certificates of deposit with an initial term of greater than three months when purchased. Time deposits which mature over one year as of the balance sheet date are included in non-current assets.

Cash and time deposits maintained at banks consist of the following:

	December 31,
	2015	2014
RMB denominated bank deposits with financial institutions in the PRC	$1,076,430	$535,184
US dollar denominated bank deposits with a financial institutions in the PRC	$2,613,834	$6,548,974
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$23,460	$3,125,398
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$53,231	$599,958
US dollar denominated bank deposits with financial institutions in Cayman Islands (“Cayman”)	$99	$186
RMB restricted cash denominated bank deposits with financial institutions in the PRC	$2,994,364	$-

To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

16.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $8,000 and $31,000 for the years ended December 31, 2015 and 2014, respectively.

17.	Subsequent Event

(a) On November 23, 2015, the Company entered into a Securities Purchase Agreement (the “SSS Securities Purchase Agreement”) with Beijing Sun Seven Stars Culture Development Limited (“SSS”), a PRC company, pursuant to which the Company agreed to sell and SSS agreed to purchase 4,545,454 shares of common stock of the Company (the “Common Stock”) for $2.20 per share, or total purchase price of $10.0 million. In addition, the Company agreed to issue SSS a two-year warrant (the “Warrant”) to acquire an additional 1,818,182 shares of Common Stock (the “Warrant Shares”) at an exercise price of $2.75 per share. In connection with the SSS Securities Purchase Agreement, the Company will enter into a Content License Agreement (the “Content Agreement”) with SSS pursuant to which SSS shall grant the Company a non-exclusive, royalty-free content distribution right for certain assets valued at approximately $29.1 million, in exchange for 9,208,860 shares of Common Stock, at exchange value of $3.16 per share.

On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated SSS Purchase Agreement”) with SSS, pursuant to which the Company agreed to issue and sell and SSS agreed to purchase 4,545,454 shares of common stock of the Company Common Stock for $2.20 per share, or total purchase price of $10.0 million, and issue SSS a Warrant to purchase 1,818,182 Warrant Shares at an exercise price of $2.75 per share. In connection with the closing of the Amended and Restated SSS purchase Agreement, on December 21, 2016, the Company entered into the Revised Content License Agreement (the “Revised Content Agreement”) pursuant to which SSS will grant the Company a non-exclusive royalty-free content distribution rights for certain assets in exchange for a promissory note (the “Note”) that is convertible into 9,208,860 shares of Common Stock (the “IP Shares”). The Note has a stated principal amount of $17.7 million, bears interest at the rate of 0.56% per annum and matures May 21, 2016. In the event of default, the Note will become immediately due and payable. Until receipt of necessary shareholder approvals, the Warrant and the Note may not be exercised or converted to the extent that such exercise or conversion would result in SSS beneficially owning more than 19.99% of the Company’s outstanding Common Stock. Once the necessary shareholder approval is received, the unpaid principal and interest of the Note will automatically convert into the IP Shares.

As of December 31, 2015, the closing of the aforementioned transaction was subject to certain conditions. On March 28, 2015, upon the completion of all closing conditions, the Company issued 4,545,455 shares of Common Stock, the Warrants and the Note in exchange for $10 million cash investment and content assets from SSS.

(b) On November 23, 2015, the Company entered into a Share Purchase Agreement with Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), an affiliate of SSS incorporated in Tianjin, China (the “Tianjin Agreement”). Under the Tianjin Agreement, Tianjin Enternet agreed to contribute 100% equity interest of Tianjin Sevenstarsflix Network Technology Limited (“SSFlix”), a to-be-formed subsidiary of Tianjin Enternet in the PRC. SSFlix will offer a branded paid content service delivered to customers ubiquitously through platform partners, will track and share consumer payment and other behavioral data, will operate a customer management and data-based service and will develop mobile social TV-based customer management portals. In exchange for the sale of the equity interest in SSFlix, Tianjin Enternet shall receive shares of common stock of the Company not to exceed 5.0 million Common Stock (the “Earn Out Share Award”) for each of 2016, 2017 and 2018, with exact amount based on earn-out provisions (the “SSFlix Earn-Out”) as detailed as follows:

•	For 2016, if either (i) the number of homes and/or users subscribing to one or more of the content services provided by SSFlix (the “Homes/Users Passed”) is greater than or equal to 50.0 million Homes/Users Passed, or (ii) the net income of SSFlix’s business is greater than or equal to the earn-out net income threshold of $4.0 million net income;

•	For 2017, if either (i) the Homes/Users Passed is greater than or equal to 100.0 million Homes/Users Passed, or (ii) the net income of SSFlix’s business is greater than or equal to the earn-out net income threshold of $6.0 million net income;

•	For 2018, if either (i) the Homes/Users Passed is greater than or equal to 150.0 million Homes/Users Passed, or (ii) the net income of SSFlix’s business is greater than or equal to the earn-out net income threshold of $8.0 million net income.

On December 21, 2015, the Company and Tianjin Enternet entered into an Amended and Restated Share Purchase Agreement (the “Amended Tianjin Agreement”) pursuant to which the Earn-Out Share Award is further subject to approval from either (i) the holders of a majority of the total votes cast in person or by proxy at a meeting of the Company’s shareholders or (ii) the holders of a majority of the outstanding voting securities of the Company entitled to vote on the relevant matters, if such action is taken by written consent (the “Earn-Out Required Vote”). In the event the Company has not obtained the Earn-Out Required Vote but SSFlix has met one of the target thresholds described above, the Company will not issue an Earn-Out Share Award to Tianjin Entertnet, but instead will issue to Tianjin a Promissory Note (the “Tianjin Note”), with a principal amount equal to the quotient obtained by multiplying 5.0 million Common Stock by the Company’s applicable stock price.

As of December 31, 2015, certain closing conditions, including transfer of SSFlix to the Company, was yet to be completed.

(c) On January 22, 2016, the Company terminated the employment of Mr. Weicheng Liu as Chief Executive Officer (“CEO”) of the Company and entered into a separation agreement with him as of such date (the “Liu Separation Agreement”). In connection therewith, the Board of Directors of the Company (the “Board”) appointed Mr. Mingcheng Tao as the new CEO of the Company, and entered into an employment agreement with Mr. Tao on such date.

Pursuant to the Liu Separation Agreement, the Company agreed to provide Mr. Liu with payment of $405,000, less standard payroll withholdings as applicable, which shall be paid to Mr. Liu in equal installments over a period of 18 months beginning in February 2016. However, payment may be accelerated if Mr. Liu completes all signature and documentation requirements and assist the Company in restructuring its VIE to the Company’s satisfaction prior to February 28, 2016, under which the Company shall pay 1/3 of $405,000 as a lump sum, with the remaining 2/3 paid equally over the following 12 months. In addition, the Company also agreed to provide Mr. Liu (1) a one-time lump sum payment of $60,000, (2) earned, accrued but unpaid salary through January 22, 2015, and (3) four weeks base salary for accrued, earned but unused vacation time, and made these payments to Mr. Liu on February 1, 2016. Furthermore, all outstanding unvested options, warrants or restricted stock previously granted to Mr. Liu became fully vested, and previously granted options and warrants are exercisable for the full term of the option or warrant.

Mr. Liu also agreed to provide certain transition services to the Company, including implementation of employment decisions, restructuring the ownership and control of the Company’s VIE structure, assistance in renewing certain client relationships, among others. If Mr. Liu is able to renew certain contractual relationships and receive payments thereunder within defined timeframes, Mr. Liu could earn additional sums.

(d) On February 24, 2016, the Company entered into a property rights transfer agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. (“Taiming”) to purchase office premise located in Xinghu Innovation Park, Taihu Town, Tongzhou District, Beijing (the “Property Agreement”). Total area of land use right is 48,263.497 square meters and land use term is from September 29, 2010 to August 19, 2060. Total purchase price of the building was approximately RMB27 million (approximately $4,158,000).

(e) On January 22, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Sinotop Beijing and Zhang Yan to terminate certain contractual arrangements, including the Option Agreement, dated March 9, 2010, among YOD HK, Sinotop Beijing and Zhang Yan, the sole shareholder of Sinotop Beijing, the Termination, Assignment and Assumption Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4,2012, Voting Rights Proxy Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012, Equity Pledge Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4, 2012 and Power of Attorney Agreement among YOD HK, YOD WFOE, Sinotop Beijing and Zhang Yan dated June 4,2012 (collectively, the “Old Sinotop VIE Agreements”). Simultaneously, Zhang Yan entered into an Equity Transfer Agreement with Bing Wu and Yun Zhu, whereby Zhang Yan transferred 100% of her equity ownership in Sinotop Beijing to Bing Wu and Yun Zhu. Upon the conclusion of the transfer arrangement, Bing Wu and Yun Zhu held 95% and 5%, respectively, of equity ownership in Sinotop Beijing.

On the same day, the Company entered into the following contractual arrangements with Bing Wu and Yun Zhu: Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016; Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016; Power of Attorney Agreement among YOD WFOE, Sinotop Beijing and Bing Wu and YOD WFOE, Sinotop Beijing and Yun Zhu, both dated as of January 25, 2016; Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016 (collectively, the “New Sinotop VIE Agreements”).

Although the New Sinotop VIE Agreements will result in a change to the legal shareholders of Sintop Beijing, there will be no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefit of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the New Sinotop VIE Agreements and the Company will remain the primary beneficiary of Sinotop Beijing upon the signing of the New Sinotop VIE Agreements.

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

3.3

Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015 [incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

3.4

Amendment No. 2 to the Second Amended and Restated Bylaws, adopted on November 20, 2015. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015]

3.5	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].

3.6	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

3.7

Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].

3.8

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

4.5#	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.6#	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.7#	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.8*	Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited.

10.1

Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].

10.6#

Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.7#

Employment Agreement, dated January 31, 2014 between the Company and Weicheng Liu [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.8#

Employment Agreement, dated January 31, 2014 between the Company and Marc Urbach [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.9#

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

10.18

Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].

10.19

Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.20#

Retention and Separation Agreement, dated as of March 30, 2015, by and between the Company and Marc Urbach [incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015]

10.21#

Consulting Agreement dated as of March 31, 2015, by and between the Company and Marc Urbach [incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

10.22

Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated March 26, 2015 by and between Zhonghai Video Media (Beijing) Co., Ltd. and C Media Limited [incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A (File No. 001-35561) filed on July 7, 2015].

10.23

Supplement Agreement to Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated April 28, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 14, 2015].

10.24

Voting Agreement, dated as of November 23, 2015, by and between the Company and certain stockholders [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015].

10.25*	Amended and Restated Securities Purchase Agreement, dated as of December 21, 2015, between the Company and Beijing Sun Seven Stars Culture Development Limited.

10.26*	Content License Agreement, dated as of December 21, 2015, by and between the Company andBeijing Sun Seven Stars Culture Development Limited,

10.27*	Amended and Restated Share Purchase Agreement, dated as of December 21, 2015, by and between the Company and Tianjin Enternet Network Technology Limited.

10.28*	Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated December 21, 2015.

10.29*#	Separation Agreement, dated as of January 22, 2016 by and between the Company and Weicheng Liu.

10.30*#	Employment Agreement, dated as of January 22, 2016 by and between the Company and Mingcheng Tao.

10.31#	Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.32#	Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.33*	Termination Agreement among Sinotop Beijing, YOD WFOE and Zhang Yan, dated January 22, 2016

10.34*	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016

10.35*	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016.

10.36*	Power of Attorney agreements among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016

10.37*	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016

10.38*	Spousal Consents, dated January 25, 2016.

10.39*	Letter of Indemnification among YOD WFOE, Bing Wu and Yun Zhu, dated as of January 25, 2016.

21	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the Company's Amendment No. 1 to Annual Report on Form 10-K (File No. 001-35561) filed on February 26, 2014.

23.1*	Consent of KPMG Huazhen LLP.

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith

#Indicates management contract or compensatory plan, contract, or agreement.