Form 10-Q
period 2016-03-31
YOU ON DEMAND HOLDINGS, INC.
filed 2016-05-16
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
28,861,344 shares as of May 12, 2016.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED MARCH 31, 2016

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to YOU On Demand Holdings, Inc., a Nevada corporation, and its subsidiaries and consolidated variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD WFOE through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (viii) “SEC” are to the United States Securities and Exchange Commission; (ix) “Securities Act” are to Securities Act of 1933, as amended; (x) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xi) “PRC” and “China” are to People’s Republic of China; (xii) “Renminbi” and “RMB” are to the legal currency of China; (xiii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xiv) “VIEs” refers to our current consolidated variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITY
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$12,035,320	$3,768,897
Restricted cash	-	2,994,364
Accounts receivable, net	2,843,010	1,689,415
Licensed content, current	298,711	556,591
Prepaid expenses	278,809	362,421
Deferred issuance cost	-	551,218
Other current assets	163,534	157,594
Total current assets	15,619,384	10,080,500
Property and equipment, net	120,625	154,434
Licensed content, non-current	17,732,899	21,085
Intangible assets, net	2,350,399	2,412,591
Goodwill	6,648,911	6,648,911
Equity method investments	441,916	450,115
Other non-current assets	58,318	58,089
Total assets	$42,972,452	$19,825,725

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entity (“VIE”) without recourse to the Company of $44,306 and $44,867 as of March 31, 2016 and December 31, 2015, respectively)	$46,025	$45,788
Deferred revenue (including deferred revenue of VIE without recourse to the Company of nil and $15,080 as of March 31, 2016 and December 31, 2015, respectively)	-	15,080
Accrued expenses (including accrued expenses of VIE without recourse to the Company of $599,891 and $280,038 as of March 31, 2016 and December 31, 2015, respectively)	1,619,330	1,196,066
Accrued salaries (including accrued salaries of VIE without recourse to the Company of nil and $10,861 as of March 31, 2016 and December 31, 2015, respectively)	1,335,554	1,058,124
Other current liabilities (including other current liabilities of VIE without recourse to the Company of $343,890 and $298,422 as of March 31, 2016 and December 31, 2015, respectively)	356,208	312,170
Accrued license content fees (including accrued license content fees of VIE without recourse to the Company of $1,336,040 and $933,532 as of March 31, 2016 and December 31, 2015, respectively)	1,336,040	933,532
Convertible promissory notes	20,593,967	3,000,000
Warrant liabilities	358,194	395,217
Deposit payable	-	2,994,364
Total current liabilities	25,645,318	9,950,341
Deferred income taxes	321,512	330,124
Total liabilities	25,966,830	10,280,465

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation or deemed liquidation preference of $3,500,000 as of March 31, 2016 and December 31, 2015, respectively	1,261,995	1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,254,997 shares issued and outstanding, liquidation preference of $12,696,245 as of March 31, 2016 and December 31, 2015, respectively	7,255	7,255
Common stock, $0.001 par value; 1,500,000,000 shares authorized, 28,861,344 and 24,249,109 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	28,861	24,249
Additional paid-in capital	107,229,200	97,512,542
Accumulated deficit	(88,594,311)	(86,457,840)
Accumulated other comprehensive loss	(396,391)	(414,910)
Total YOU On Demand shareholder’s equity	18,274,614	10,671,296
Non-controlling interest	(2,530,987)	(2,388,031)
Total equity	15,743,627	8,283,265
Total liabilities, convertible redeemable preferred stock and equity	$42,972,452	$19,825,725

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenue	$1,269,726	$1,027,928
Cost of revenue	915,780	1,042,999
Gross profit (loss)	353,946	(15,071)

Operating expenses:
Selling, general and administrative expense	2,165,053	2,448,302
Professional fees	367,446	288,718
Depreciation and amortization	97,463	89,743
Total operating expense	2,629,962	2,826,763

Loss from operations	(2,276,016)	(2,841,834)

Interest and other income (expense)
Interest expense, net	(33,473)	(28,323)
Change in fair value of warrant liabilities	37,023	(15,295)
Equity share of losses on equity method investments	(10,348)	(32,403)
Other	162	(9,767)

Loss before income taxes and non-controlling interest	(2,282,652)	(2,927,622)

Income tax benefit	8,612	8,612

Net loss	(2,274,040)	(2,919,010)

Net loss attributable to non-controlling interest	137,569	120,221

Net loss attributable to YOU On Demand common shareholders	$(2,136,471)	$(2,798,789)

Basic and diluted loss per share	$(0.09)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	24,484,562	23,815,720

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net loss	$(2,274,040)	$(2,919,010)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	13,132	961
Comprehensive loss	(2,260,908)	(2,918,049)
Comprehensive loss attributable to non-controlling interest	142,956	121,445
Comprehensive loss attributable to YOU On Demand shareholders	$(2,117,952)	$(2,796,604)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,274,040)	$(2,919,010)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	138,770	403,676
Provision for doubtful accounts	-	9,087
Depreciation and amortization	97,463	89,743
Income tax benefit	(8,612)	(8,612)
Equity share of loss on equity method investments	10,348	32,403
Loss on disposal of assets	-	941
Change in fair value of warrant liabilities	(37,023)	15,295
Foreign currency exchange losses	10,590	-

Change in assets and liabilities:
Accounts receivable	(1,153,595)	(693,574)
Licensed content	263,913	(133,819)
Prepaid expenses and other assets	140,391	(364,559)
Accounts payable	237	(80,485)
Accrued expenses, salary and other current liabilities	691,914	876,426
Deferred revenue	(15,080)	116,442
Accrued license content fees	402,508	259,564
Net cash used in operating activities	(1,732,216)	(2,396,482)

Cash flows from investing activities:
Acquisition of property and equipment	-	(20,693)
Net cash used in investing activities	-	(20,693)

Cash flows from financing activities
Proceeds from issuance of shares and warrant (Note 9)	10,000,000	-
Net cash provided by financing activities	10,000,000	-
Effect of exchange rate changes on cash	(1,361)	296
Net increase (decrease) in cash	8,266,423	(2,416,879)

Cash at beginning of period	3,768,897	10,812,371

Cash at end of period	$12,035,320	$8,395,492

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Exchange of Series E Preferred Stock for common stock	$-	$39
Issuance of convertible note for licensed content (Note 9)	$17,717,847	$-
Issuance of shares for the settlement of liability	$75,000	$-

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

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entity
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	88,745	-	-	88,770	-	88,770
Common stock issuance	-	-	4,545,455	4,545	9,273,029	-	-	9,277,574	-	9,277,574
Warrants issued in connection with common stock issuance	-	-	-	-	722,426	-	-	722,426	-	722,426
Issuance cost in connection with the issuance of common stock and warrants	-	-	-	-	(442,500)	-	-	(442,500)	-	(442,500)
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(2,136,471)	-	(2,136,471)	(137,569)	(2,274,040)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	18,519	18,519	(5,387)	13,132
Balance, March 31, 2016	7,254,997	$7,255	28,861,344	28,861	107,229,200	(88,594,311)	(396,391)	18,274,614	(2,530,987)	15,743,627

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”) and the consolidated subsidiary of its VIEs. The Company, its subsidiaries and consolidated VIEs are collectively referred to as YOU On Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016 (our “2015 Annual Report”).

In 2016, the Company adopted the Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset. The costs will continue to be amortized as interest expense using the effective interest method. The adoption of ASU 2015-03 did not have any impact on prior period financial statements as no debt issuance cost were incurred for the debt that was outstanding as of December 31, 2015.

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2016 and 2015, we incurred net losses from continuing operations of approximately $2.3 million and $2.9 million, respectively, and cash used in operations was approximately $1.7 million and $2.4 million, respectively. Further, we had an accumulated deficit of approximately $88.6 million and $81.2 million as of March 31, 2016 and 2015, respectively, due to recurring losses since our inception. Due to the issuance of a convertible promissory note during the three months ended March 31, 2016, we had negative working capital of approximately $10.0 million as of March 31, 2016.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On January 31, 2014, we completed a Series E Preferred Share financing in which we raised $19.0 million and on March 28, 2016, we completed a common stock financing in which we raised an additional $10.0 million. In addition, the convertible promissory note issued to Beijing Sun Seven Stars Culture Development Limited (“SSS”) is automatically convertible into our common stock upon receiving the necessary shareholder approvals so we do not anticipate to settle this note of approximately $17.7 million by use of cash. We also have the ability to raise funds through various methods by either issuing debt or equity instruments. However, additional financing may not be available to the Company on terms acceptable to us, or at all, or such resources may not be received in a timely manner.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	VIE Structure and Arrangements

To comply with PRC laws and regulation that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing and its subsidiary, Zhong Hai Video, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control Sinotop Beijing and Zhong Hai Video through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

Prior to January 2016, the legal shareholder of Sinotop Beijing was Zhang Yan (the spouse of our then-CEO) and we entered into a series of contractual agreements to give us the ability to control Sinotop Beijing with Zhang Yan. In January 2016, in connection with the appointment of our new CEO and in accordance with our rights under the contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Zhang Yan to Bing Wu, the brother of our current Chairman and Yun Zhu, our Vice President and former Vice President of SSS, (2) the Company terminated the series of contractual arrangement with Zhang Yan, and (3) the Company entered into new contractual agreements with Bing Wu and Yun Zhu (collectively, the “New Sinotop VIE Agreements”). Although the New Sinotop VIE Agreements resulted in changes to the legal shareholders of Sinotop Beijing, there was no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefits of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the New Sinotop VIE Agreements and the Company remained the primary beneficiary of Sinotop Beijing after the signing of the New Sinotop VIE Agreements. Accordingly, the Company did not consider the change in legal ownership of Sinotop Beijing to have any impact to the Company’s consolidation of Sinotop Beijing. The key terms of the New Sinotop VIE Agreements are summarized as follows:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu (collectively, the “Nominee Shareholders”), the Nominee Shareholders pledged all of their equity interests in Sinotop Beijing (the “Collateral”) to YOD WFOE as security for the performance of the obligations of Sinotop Beijing to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WFOE, Sinotop Beijing and the Nominee Shareholders, and entered into in connection with the Technical Services Agreement, the Nominee Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in Sinotop Beijing. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Nominee Shareholders are transferred to YOD WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WFOE, Sinotop Beijing and each of the respective Nominee Shareholders, each of the Nominee Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of Sinotop Beijing. The Nominee Shareholders may not transfer any of its equity interest in Sinotop Beijing to any party other than YOD WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in Sinotop Beijing has been transferred to YOD WFOE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement between YOD WFOE and Sinotop Beijing, YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to Sinotop Beijing, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from Sinotop Beijing equivalent to YOD WFOE’s cost plus 30% of such costs. YOD WFOE and Sinotop Beijing agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of Nominee Shareholders (collectively, the “Spouses”), the Spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses agreed to not make any assertions in connection with the equity interest of Sinotop Beijing and to waived consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the Spouses obtain any equity interests of Sinotop Beijing which are held by the Nominee Shareholders, the Spouses agreed to be bound by the New Sinotop VIE Agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the New Sinotop VIE Agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and Bing Wu and YOD WFOE and Yun Zhu, YOD WFOE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of Sinotop Beijing, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. Conversely, the Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either Nominee Shareholders or YOD WFOE terminates the agreement by giving the other party hereto sixty (60) days’ prior written notice.

In addition to the New Sinotop VIE Agreements, the Management Service Agreement between Sinotop Beijing and YOD Hong Kong continued to remain in effect, the key terms of which is as follows:

Management Services Agreement

Pursuant to a Management Services Agreement, as of March 9, 2010, YOD Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual net profits of Sinotop Beijing during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Beijing’s future payment obligations.

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

(d)     contracts entered into in the name of Sinotop Beijing may be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and Sinotop Beijing; and

(e)     any changes to, or any expansion or contraction of, the business may be carried out at the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong; provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of Sinotop Beijing.

The term of the Management Services Agreement is 20 years, and may not be terminated by Sinotop Beijing, except with the consent of, or a material breach by, YOD Hong Kong.

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Video that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of March 31, 2016. As Sinotop Beijing and Zhong Hai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIE’s, as applicable for the periods presented, affected the Company's consolidated financial statements.

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$419,065	$1,001,094
Accounts receivable, net	2,843,010	1,689,415
Licensed content, current	298,711	556,591
Prepaid expenses	78,600	98,893
Other current assets	137,502	133,582
Intercompany receivables due from the Company's subsidiaries(i)	161,825	161,017
Total current assets	3,938,713	3,640,592
Property and equipment, net	117,432	149,880
Licensed content, non-current	15,052	21,085
Intangible assets, net	230,203	253,771
Long-term equity investments	441,916	450,115
Other non-current assets	58,317	58,026
Total assets	$4,801,633	$4,573,469

LIABILITIES
Current liabilities:
Accounts payable	$44,306	$44,867
Deferred revenue	-	15,080
Accrued expenses	599,891	280,038
Other current liabilities	343,890	298,422
Accrued salaries	-	10,861
Accrued license content fees	1,336,040	933,532
Intercompany payables due to the Company's subsidiaries(i)	12,534,809	12,512,954
Total current liabilities	14,858,936	14,095,754
Total liabilities	$14,858,936	$14,095,754

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenue	$1,269,726	$1,027,928
Net loss	$(479,887)	$(633,487)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net cash used in operating activities	$(603,884)	$(233,114)
Net cash used in investing activities	$-	$(20,693)
Net cash provided by intercompany financing activities(i)	$21,855	$-

(i)	Intercompany receivables, payables and financing activities are eliminated upon consolidation

The revenue producing assets that are held by the VIEs and a VIE’s subsidiary comprise of licensed content, network equipment, charter/cooperation agreements, software and licenses and website and mobile app development. Substantially all of such assets are recognized in the Company’s consolidated financial statements, except for certain Internet Content Provider licenses, internally developed software, trademarks and patent applications which were not recorded on the Company’s consolidated balance sheets as they do not meet all the capitalization criteria. The VIEs also have assembled work force for sales, marketing and operations.

4.	Property and Equipment

The following is a breakdown of our property and equipment:

	March 31,	December 31,
	2016	2015

Furniture and office equipment	$910,420	$910,420
Leasehold improvements	190,722	190,722
Total property and equipment	1,101,142	1,101,142
Less: accumulated depreciation	(980,517)	(946,708)
Property and Equipment, net	$120,625	$154,434

We recorded depreciation expense of approximately $34,000 and $51,000, which is included in our selling, general and administrative expense for the three months ended March 31, 2016 and 2015, respectively.

5.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of March 31, 2016 and December 31, 2015, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
Amortizing Intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Charter/ Cooperation agreements	$2,755,821	(780,821)	1,975,000	$2,755,821	$(746,372)	$2,009,449
Software and licenses	253,930	(238,495)	15,435	253,930	(234,947)	18,983
Website and mobile app development	653,830	(428,156)	225,674	653,830	(403,961)	249,869
Total amortizing intangible assets	$3,663,581	(1,447,472)	2,216,109	$3,663,581	$(1,385,280)	$2,278,301
Indefinite lived intangible assets:
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$3,797,871	(1,447,472)	2,350,399	$3,797,871	$(1,385,280)	$2,412,591

We recorded amortization expense related to our finite lived intangible assets of approximately $63,000 and $39,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Years ending December 31,	Amortization to be Recognized
2016 (9 months)	$187,764
2017	238,162
2018	193,490
2019	138,412
2020	137,792
2021	137,792
Thereafter	1,182,697
Total amortization to be recognized	$2,216,109

7.	Fair Value Measurements

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

The fair value of the warrant liabilities at March 31, 2016 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2015. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	March 31,	December 31,
	2016	2015
Risk-free interest rate	0.66%	0.92%
Expected volatility	60%	60%
Expected term (years)	1.42	1.67
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$358,194	$358,194

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$395,217	$395,217

The table below reflects the components effecting the change in fair value for the three months ended March 31, 2016:

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2016
			Change in
	January 1,		Fair Value	March 31,
	2016	Settlements	gain	2016
Liabilities:
Warrant liabilities (see Note 10)	$395,217	$-	$(37,023)	$358,194

On March 28, 2016, the Company issued common stock and warrant for the purchase of the Company’s unregistered shares to SSS (see Note 9). The warrant is considered an equity classified instrument and the fair value of the warrant on March 28, 2016 was $672,727, which was valued using the Monte Carlos Simulation method. The following assumptions were incorporated:

Monte Carlo
March 28, 2016
Risk-free interest rate	0.89%
Expected volatility	60%
Expected term (years)	2
Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and other payables as of March 31, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments.

8.	Related Party Transactions

(a) $3.0 Million Convertible Note

On May 10, 2012, the Company’s then–Executive Chairman and Principal Executive Officer and current Vice Chairman, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “McMahon Note”) at a 4% interest rate computed on the basis of a 365–day year. Upon issuance, the conversion price of the McMahon Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company.

Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note is, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2015. As a result, in 2014, the Company recognized a beneficial conversion feature discount calculated as the difference between the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price and recognized a beneficial conversion feature of approximately $2,126,000 as interest expense and additional paid-in capital since the note was payable upon demand.

Effective December 30, 2014, the Company and Mr. McMahon entered into another amendment pursuant to which the maturity date of the McMahon Note was extended to December 31, 2016. The McMahon Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

For the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $30,000 and $30,000 related to the Note.

(b) Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”), a beneficial owner of more than 5% of our capital stock and controlled by our director, Xuesong Song, to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the three months ended March 31, 2016 and 2015, total revenue recognized amounted to nil and $182,000, respectively. As of March 31, 2016, total accounts receivable due from C Media amounted to $93,000.

(c) Cost of Revenue

Hua Cheng, the minority shareholder of Zhong Hai Video, charged us licensed content fees of approximately $56,000 and $39,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total accrued license content fees due to Hua Cheng amounted to $75,000.

9.	SSS Agreements

On November 23, 2015, the Company entered into a series of agreements for a strategic investment by SSS, a PRC company in the media and entertainment industry that is controlled by our Chairman, Bruno Wu. The strategic investment by SSS included a private placement of equity securities of the Company, a content licensing agreement and the potential for Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), an affiliate of SSS, to earn additional shares of the Company’s common stock contingent on the performance of a to-be formed subsidiary, Tianjin Sevenstarflix Network Technology Limited (“SSF”). SSF intends to provide a branded pay content service, consumer payments and behavior data analysis service, customer management and data-based service and mobile social TV-based customer management service.

On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended SSS Purchase Agreement”) and a Revised Content License Agreement (the “Revised Content Agreement”) with SSS which amended certain terms of the original agreements dated November 23, 2015. In addition, the Company also entered into an Amended and Restated Share Purchase Agreement (the “Amended Tianjin Agreement”) with Tianjin Enternet.

(a) Amended SSS Purchase Agreement

On March 28, 2016, pursuant to the Amended SSS Purchase Agreement, the Company sold, and SSS purchased, 4,545,455 shares of the Company’s common stock for a purchase price of $2.20 per share, or an aggregate of $10.0 million. In addition, SSS received a two-year warrant to acquire an additional 1,818,182 unregistered shares of the Company’s common stock at an exercise price of $2.75 per share (the “SSS Warrant”). Until receipt of necessary shareholder approvals, the SSS Warrant may not be exercised to the extent that such exercise would result in SSS and its affiliates beneficially owning more than 19.99% of the Company’s outstanding common stock.

Since the SSS Warrant does not embody any future obligation for the Company to repurchase its own shares, is indexed to the Company’s own stock, may only be settled by the physical delivery of shares and no conditions exist in which net cash settlement could be forced upon the Company by SSS or in any other circumstances, the SSS Warrant is considered an equity classified instrument. The investment proceeds of $10.0 million, net of issuance cost of approximately $443,000, was allocated to common stock and SSS Warrant based on their relative fair value as of March 28, 2016 of approximately $8,227,000 and $673,000, respectively. Accordingly, the Company recorded approximately $722,000 in additional paid-in capital for the SSS Warrant.

(b) Revised Content Agreement

On March 28, 2016, pursuant to the Amended SSS Purchase Agreement, SSS granted the Company non-exclusive royalty-free distribution rights for certain video content value at approximately $29.1 million in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000, matures on May 21, 2016 and bears interest at the rate of 0.56% per annum. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, the SSS Note is automatically converted into 9,208,860 unregistered shares of the Company’s common stock.

In connection with the issuance of the SSS Note, the Company recorded debt issuance costs of approximately $131,000 which is to be amortized over the period of the SSS Note’s maturity date, of which approximately $7,000 was recognized during the three months ended March 31, 2016.

The Company measured the effective conversion price of the SSS Note on March 28, 2016 and compared it to the fair value of the Company’s common stock on that date. As the effective conversion price of the SSS Note of $1.92 exceeded the fair value of the Company’s common stock, no beneficial conversion feature was recognized.

On May 12, 2016, the Company and SSS entered into an amendment agreement to extend the maturity date of the SSS Note to July 31, 2016 (see Note 17(e)).

(c) Amended Tianjin Agreement

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, Tianjin Enternet agreed to grant 100% of the equity ownership of SSF, a newly-formed subsidiary of Tianjin Enternet, to the Company. Contingent on the performance of SSF, Tianjin will receive unregistered shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million shares, provided the earn- out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) are achieved. The earn-out provision for 2016, 2017 and 2018 are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users Passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively.

If the Company is unable to obtain the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock by the time of settlement of the Earn-Out Share Award, the Company shall be obligated to issue a convertible promissory note to Tianjin Enternet with the principal amount equal to 5,000,000 shares multiplied by the Applicable Stock Price as defined in the Amended Tianjin Agreement. This convertible promissory note shall bear interest at 0.56% per annum and be automatically converted into the Company’s common stock once the necessary shareholder approval for SSS to beneficially own more than 19.99% of the Company’s outstanding common stock is received.

On April 5, 2016, YOD WFOE entered into VIE agreements with SSF and its legal shareholders in order to comply with PRC regulatory requirements on certain industries. SSF is 99% owned by Lan Yang, the spouse of Bruno Zheng Wu, the Company’s Chairman, and 1% owned by Yun Zhu, a Vice President of YOD. By virtue of these VIE agreements, YOD WFOE obtained financial controlling interest in SSF, including the power to direct the activities of SSF, and is therefore the primary beneficiary of SSF. As the control of SSF was transferred to YOD WFOE through both the VIE agreements and physical handover of company documents on April 5, 2016, the transaction was determined to be completed on that date.

At the time YOD WFOE obtained control over SSF, SSF had no assets, liabilities, employees or operating activities, nor did it hold any licenses, trade names or other intellectual properties. The Company also did not receive any assets, employees, contracts, sales or distribution systems or intellectual property from Tianjin Enternet in connection with the transaction. Since the acquisition of SSF did not include any input or processes, as defined under ASC 805-10-20, the transaction was not considered a business combination under ASC 805. Accordingly, the Company accounted for the acquisition of SSF as an asset acquisition.

10.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued investors and a broker warrants to acquire 977,063 shares of the Company’s common stock. In accordance with FASB ASC 815-40-15-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued at each year end based on the Monte Carlo valuation.

As of March 31, 2016 and December 31, 2015, the warrant liability was re-valued as disclosed in Note 7, and recorded at its current fair value of approximately $358,000 and $395,000, respectively, as determined by the Company, resulting in a gain of approximately $37,000 for the three months ended March 31, 2016. There were no warrants exercised during three months ended March 31, 2016.

11.	Share-Based Payments

As of March 31, 2016, the Company had 1,722,325 options and 2,191,847 warrants outstanding to purchase shares of our common stock.

(a) Stock Options

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

Total share-based payments expense recorded by the Company during the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31	March 31
	2016	2015
Employees and directors share-based payments	$139,000 $	404,000

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of March 31, 2016, options available for issuance are 1,860,068 shares.

Stock option activity for the three months ended March 31, 2016 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	1,734,429	$2.77
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(12,104)	1.65
Outstanding at March 31, 2016	1,722,325	2.78	4.13	46,079
Vested and expected to vest as of March 31, 2016	1,722,325	2.78	4.13	46,079
Options exercisable at March 31, 2016 (vested)	1,708,261	2.79	4.11	43,267

As of March 31, 2016, approximately $18,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.42 years. The total fair value of shares vested during the three months ended March 31, 2016 and 2015 was approximately $16,000 and $214,000 respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase unregistered common stock of the Company.

As of March 31, 2016, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 2.14 years. The following table outlines the warrants outstanding and exercisable as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
	and Exercisable	and Exercisable

May 2011 Warner Brothers Warrants	200,000	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	26,667	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	2,191,487	2,191,487

(i)	The warrants are classified as derivative liabilities as disclosed in Note 10

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the three months ended March 31, 2016 and 2015, the number of securities convertible or exercisable into common shares but not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2016	2015
Warrants	4,009,669	2,191,487
Options	1,722,325	1,764,447
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,254,997	7,326,426
Convertible promissory notes	11,190,292	1,912,673
Total	25,110,616	14,128,366

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,	March 31,
	2016	2015
Exercise of stock warrants	4,009,669	2,191,487
Exercise and future grants of stock options	3,928,870	3,986,074
Conversion of preferred stock	8,188,330	8,259,759
Issuable shares from conversion of promissory notes payable	11,190,292	1,912,673
Total	27,317,161	16,349,993

13.	Income Taxes

As of March 31, 2016, the Company had approximately $27.4 million of the U.S domestic cumulative tax loss carryforwards and approximately $15.4 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2017 to year 2021, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. The valuation allowance increased approximately $1.2 million during the three months ended March 31, 2016.

As of March 31, 2016, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

14.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2016, the Company's potential minimum cash obligation to these employees was approximately $252,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China through 2019 as follows:

Leased Property
Years ending December 31,	Costs
2016 (9 months)	$345,000
2017	118,000
2018	118,000
2019	59,000
Total	$640,000

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2017 as follows:

Years ending December 31,	Content Costs
2016 (9 months)	$5,269,000
2017	200,000
Total	$5,469,000

(d) Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2016, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

(e) Acquisition of Property Commitment

In consideration of the Company’s business expansion and rising rental costs, on February 2016, the Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building. Total consideration for the office building acquisition is approximately $4,239,000 (RMB27 million) and the Company expects to receive the title transfers after payment is complete. As of March 31, 2016, the Company is committed to paying office building acquisition costs through 2016 as follows:

Years ending December 31,	Property
2016 (9 months)	4,239,000
Total	$4,239,000

(f) Advertising and Marketing Expense Commitment

The Company is committed to paying advertising and marketing expense through 2016 as follows:

Years ending December 31,	Marketing expenses
2016 (9 months)	421,000
Total	$421,000

15.	Concentration, Credit and Other Risks

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Video, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Video and the legal shareholders of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing or its legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Company cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company's ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

(b) Major Customers

The Company relies on agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators, during the course of its business. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

For the three months ended March 31, 2016, two customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of March 31, 2016.

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

For the three months ended March 31, 2016, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accrued license content fees as of March 31, 2016.

For the three months ended March 31, 2015, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accrued license content fees as of March 31, 2015.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of March 31, 2016 and 2015, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Demand deposits maintained at banks consist of the following:

	March 31,	December 31,
	2016	2015
RMB denominated bank deposits with financial institutions in the PRC	$457,704	1,076,430
US dollar denominated bank deposits with a financial institutions in the PRC	$2,318,379	2,613,834
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$9,234,058	23,460
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$24,132	53,231
US dollar denominated bank deposits with financial institutions in Cayman Islands (“Cayman”)	$157	99
RMB restricted cash denominated bank deposits with financial institutions in the PRC	$-	2,994,364

As of March 31, 2016 and December 31, 2015 deposits of $296,636 and $241,807 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

16.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $1,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively.

17.	Subsequent Event

(a)

In order to comply with PRC regulatory requirements, on April 5, 2016, YOD WFOE entered into variable interest entity agreements with SSF and its nominee shareholders pursuant to the Amended Tianjin Agreement dated December 21, 2015 (see Note 9 (c)).

(b)

On April 13, 2016, the Company entered into a Series A Preferred Stock Agreement (the “Frequency SPA”) with Frequency Networks, Inc. (“Frequency”) for purchase of 5,710,847 shares of Frequency’s Series A Preferred Stock (the “Frequency Preferred Stock”), par value $0.001 per share, for total cash investment of $2.0 million. In a subsequent closing on April 28, 2016, the Company purchased an additional 2,855,424 shares of Frequency Preferred Stock for a total cash investment of $1.0 million.

The Frequency Preferred Stock is entitled to non-cumulative dividends at the rate of $0.02548 per share per annum, declared at the discretion of Frequency’s board of directors. The Frequency Preferred Stock is also convertible into shares of Frequency common stock at the Company’s election any time after issuance on a 1:1 basis, subject to certain adjustment. Holders of the Frequency Preferred Stock may also vote on an as-converted basis and the holders of the outstanding Frequency Preferred Stock, as a class, have the right to elect one member of the board of directors of Frequency. Each share of Frequency Preferred Stock also has a liquidation preference of $0.42467 per share, plus any declared but unpaid dividends.

(c)

On April 13, 2016, simultaneous with the Frequency SPA, the Company and Frequency also entered into a Joint Venture Agreement (the “Frequency JV Agreement”), pursuant to which the Company and Frequency have agreed to form a new joint-venture company (the “JVC”) to, among other things, launch Frequency in certain parts of Asia, undertake certain third party integrations and create over-the-top packages and digital networks that will aggregate both parties’ licensed content into branded, genre-specific channels.

The JVC will have exclusive distribution rights for such channels and content in certain territories, including Singapore, Brunei, Malaysia, Thailand, Indonesia, Philippines, Vietnam, Laos, Cambodia, Myanmar and China, including Hong Kong, Macao and Taiwan. The equity ownership of the JVC will be 49% owned by Frequency and 51% owned by the Company. Frequency’s initial contribution to the JVC shall be exclusive use of its platform and licensed content in the aforementioned territories and the Company shall contribute certain licensed content, sales and marketing, and operating capital, as determined by the Company. As of the date of this report, the JVC has yet to be established.

(d)

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain game IP rights (the “Game IP Rights”) for cash based on total fair value of the Game IP Rights, which was determined to be approximately $2.7 million (RMB18 million). On April 15, 2016, SSF entered into a Capital Increase Agreement with Nanjing Tops Game Co., Ltd. (“Topsgame”) and its shareholders whereby SSF transferred the Game IP Rights to Topsgame in exchange for 13% of Topsgame’s equity ownership. Topsgame is a fast-growing PRC company that specializes in the independent development and operation of online, stand-alone and other games as well as the distribution of domestic and overseas games. The investment was part of the Company’s strategy to enter into the gaming industry.

(e)

On May 12, 2016, the Company and SSS entered into Amendment No. 1 to the SSS Note, pursuant to which the maturity date of the SSS Note was extended to July 31, 2016. The SSS Note remains automatically convertible into 9,208,860 shares of the Company’s common stock upon receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2015 Annual Report under Part I. Item 1A. Risk Factors.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and all amendments to those reports.

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

Overview

YOU On Demand is a premium Video On Demand (“VOD”) service provider with primary operations in the People’s Republic of China (PRC”). YOU On Demand Holdings, Inc. was incorporated in the State of Nevada on October 19, 2004.

YOU On Demand, through its subsidiaries and consolidated variable interest entities, provide enhanced premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. By leveraging and optimizing its existing operations, YOU On Demand has positioned itself to evolve into a mobile-driven, “new medial” platform for enterprises and consumers.

We launched our VOD service through the acquisition of YOD Hong Kong, formerly Sinotop Group Limited, on July 30, 2010. Through a series of contractual agreements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Shi Xun Information Technology Co., Ltd. (“Zhong Hai Video”), though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Video, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Recent Development

On April 5, 2016, YOD WFOE entered into a series of contractual agreements with Tianjin Sevenstarflix Network Technology Limited (“SSF”) and its legal shareholders. SSF is a newly-formed entity which the Company plans to use to: offer a branded pay content service delivered to customers ubiquitously through all its platform partners, track and share consumer payment and other behavior data, operate a customer management and data-based service and develop mobile and social TV-based customer management portals. By virtue of the contractual agreements, YOD WFOE obtained control of the economic interests of SSF, including the power to direct the activities of SSF, and is therefore determined to be the primary beneficiary in this arrangement. Accordingly, under generally accepted accounting principles in U.S. GAAP, we consolidate SSF in our consolidated financial statements.

On April 13, 2016, the Company entered into a Joint Venture Agreement (the “Frequency JV Agreement”) with Frequency Networks, Inc. (“Frequency”), pursuant to which the Company and Frequency have agreed to form a new joint-venture company (the “JVC”) to, among other things, launch Frequency in certain parts of Asia, undertake certain third party integrations and create over-the-top packages and digital networks that will aggregate both parties’ licensed content into branded, genre-specific channels. The JVC will have exclusive distribution rights for such channels and content in certain territories, including Singapore, Brunei, Malaysia, Thailand, Indonesia, Philippines, Vietnam, Laos, Cambodia, Myanmar and China, including Hong Kong, Macao and Taiwan. The equity ownership of the JVC will be 49% owned by Frequency and 51% owned by the Company.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31, 2016	March 31, 2015	Amount Change	% Change
Revenue	$1,270,000	$1,028,000	$242,000	24%
Cost of revenue	916,000	1,043,000	(127,000)	-12%
Gross profit (loss)	354,000	(15,000)	369,000	-2460%

Operating expense:
Selling, general and administrative expenses	2,165,000	2,448,000	(283,000)	-12%
Professional fees	367,000	289,000	78,000	27%
Depreciation and amortization	97,000	90,000	7,000	8%
Total operating expense	2,629,000	2,827,000	(198,000)	-7%

Loss from operations	(2,275,000)	(2,842,000)	567,000	-20%

Interest and other income (expense)
Interest expense, net	(33,000)	(28,000)	(5,000)	18%
Change in fair value of warrant liabilities	37,000	(15,000)	52,000	-347%
Equity share of losses on equity method investments	(10,000)	(32,000)	22,000	-69%
Others	-	(10,000)	10,000	-100%

Loss before income taxes and non-controlling interest	(2,281,000)	(2,927,000)	646,000	-22%

Income tax benefit	9,000	9,000	-	-

Net loss	(2,272,000)	(2,918,000)	646,000	-22%

Net loss attributable to non-controlling interest	138,000	120,000	18,000	15%

Net loss attributable to YOU On Demand common shareholders	$(2,134,000)	(2,798,000)	664,000	-24%

Revenues

Revenue for the three months ended March 31, 2016 was $1,270,000, as compared to $1,028,000 for the same period in 2015, an increase of approximately $242,000, or 24%. This revenue increase was primarily attributed to our new distribution channels on OTT platforms, the aggregate of which comprised 51% of total revenues for the first three months ended March 31, 2016. In addition, the Company has increased focus on new and existing distribution channels that allow for more in depth cooperation and bring along long-term sustainable revenue through recurring revenue sharing contracts. Revenue generated from revenue sharing accounted for 19% of total revenues for the three months ended March 31, 2016.

Cost of revenues

Cost of revenues was $916,000 for the three months ended March 31, 2016, as compared to $1,043,000 for the three months ended March 31, 2015. The decrease of $127,000, or 12%, was primarily due to delay in expected revenue from specific content titles which impacted our content license cost amortization pattern. Our cost of revenues is primarily comprised of content licensing fees. Our content licensing agreements with production companies incorporate minimum guarantee payment levels. As of March 31, 2016 and 2015, our revenues did not exceed the level of minimum guarantees to cause additional costs to be incurred.

Gross loss

Our gross profit for the three months ended March 31, 2016 was $354,000, as compared to gross loss of $15,000 during the same period in 2015. The increase in gross profit of approximately $369,000 was primarily due to increase in revenues from new and existing distribution channels.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2016, decreased approximately $283,000, to $2,165,000, as compared to $2,448,000 for the three months ended March 31, 2015.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 33% and 35% of our selling, general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively. For the first quarter of 2016, salaries and personnel costs totaled $709,000, a decrease of $146,000, or 17%, as compared to $855,000 for the same period of 2015. The decrease was primarily due to staff reductions made as part of business transformation and re-alignment strategy, which will be our primary focus for the 2016 fiscal year.

The other major components of our selling, general and administrative expenses include marketing and promotion expenses, outsourced technology costs, rent and severance. For the three months ended March 31, 2016, these costs totaled $1,456,000, a net decrease of $137,000, or 9%, as compared to $1,593,000 for the same period in 2015. The decrease was primarily attributed to decrease in stock-based compensation expenses, technology outsourcing costs and other staff-related costs.

Professional fees

Professional fees are generally related to public company reporting and governance expenses. Our costs for professional fees increased $78,000, or 27%, to $367,000 for the three months ended March 31, 2016, from $289,000 for the same period in 2015. The increase in professional fees was related to legal, audit and advisory expenses incurred in connection with our investment and financing activities.

Depreciation and amortization

Our depreciation and amortization expense increased by $7,000, or 8%, to $97,000 in the three months ended March 31, 2016, from $90,000 during the three months ended March 31, 2015. The increase was mainly due to amortization of costs related to development of our mobile app starting in late 2015.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of $37,000 and a loss of $15,000 for the three months ended March 31, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended March 31, 2016, $138,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the three months ended March 31, 2015, operating loss attributable to non-controlling interest was $120,000.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash of approximately $12,035,000 and negative working capital of approximately $10,026,000. In addition, we had accumulated deficits of approximately $88.6 million and $81.2 million as of March 31, 2016 and 2015, respectively, due to recurring losses since our inception. Subsequent to March 31, 2016, we also entered into asset acquisition and investment agreements, the total of which require aggregate cash commitments from us of approximately $9.9 million. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to rely on debt and equity financing to pay for ongoing operating expenses and execution of our business plan. On March 28, 2016, we completed a common stock financing for $10.0 million, and we also have the ability to raise funds through various methods by either issuing debt or equity instruments. In addition, once necessary shareholder approvals are received to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, our $17.7 million convertible promissory note issued to SSS shall be automatically converted into the Company’s common stock.

The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Net cash used in operating activities	$(1,733,000)	$(2,396,000)
Net cash used in investing activities	-	(21,000)
Net cash provided by financing activities	10,000,000	-
Effect of exchange rate changes on cash	(1,000)	-
Net increase (decrease) in cash	8,266,000	(2,417,000)

Cash at beginning of period	3,769,000	10,812,000

Cash at end of period	$12,035,000	$8,395,000

Operating Activities

Cash used in operating activities decreased for the three months ended March 31, 2016 compared to 2015 primarily due to decrease in net loss and increase in accounts receivable collection during the three months ended March 31, 2016. This decrease was partially offset by increase in payments of accrued expenses and other liabilities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was due to investment proceeds of $10,000,000 received from the sales of 4,545,455 shares of the Company’s common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of the Company’s common stock at an exercise price of $2.75 per share to SSS.

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

Licensed Content

We obtain content through content licensing agreements with studios and distributors. We recognize licensed content when the license fee and the specified content titles are known or reasonably determinable. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and accrued license content fees payable are classified as a liability on the consolidated balance sheets.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, ‘Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The guidance simplifies presentation of debt issuance costs and require that debt issuance costs related to recognized debt liability to be presented in the balance sheet as a direct reduction from the carry amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within the fiscal year beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this amendment for the interim period of March 31, 2016. The adoption of ASU 2015-03 did not have any impact on prior period financial statements as there was no debt issued by the Company for the year ended December 31, 2015.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of this amendment on our financial position, statement of operations or cash flow.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of March 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control for the quarter ended March 31, 2016, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2015 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2016, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement with Beijing Sun Seven Stars Culture Development Limited (“SSS”) (as previously disclosed in our Current Report on Form 8-K filed on December 24, 2015), under which SSS granted the Company non-exclusive royalty-free distribution rights for certain video content value at approximately $29.1 million in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000 and bears interest at the rate of 0.56% per annum. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, the SSS Note will automatically convert into 9,208,860 unregistered shares of the Company’s common stock.

Effective on May 12, 2016, the Company and SSS entered into Amendment No. 1 to the SSS Note pursuant to which the maturity date of the SSS Note, which was on May 21, 2016, is now extended to be July 31, 2016.

The foregoing description of Amendment No. 1 to the SSS Note is qualified in its entirety by reference to the actual Amendment No. 1 to the SSS Note, a copy of which is filed as Exhibit 10.13 hereto and incorporated herein by reference.

Item 6. Exhibits

See Exhibit Index.

Exhibit
No.	Description
10.1	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016.*
10.2	Call Option Agreement among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016.*
10.3	Power of Attorney agreements, among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016.*
10.4	Technical Services Agreement among YOD WFOE and Tianjin Sevenstarflix Network Technology Limited, dated April 5, 2016.*
10.5	Spousal Consents, dated April 5, 2016.*
10.6	Letter of Indemnification among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016.*
10.7	Loan Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016.*
10.8	Management Services Agreement among YOU On Demand (Asia) Limited and Tianjin Sevenstarflix Network Technology Limited, dated April 6, 2016.*
10.9	Joint Venture Agreement by and between the Company and Frequency Networks, Inc., dated April 13, 2016.*
10.10	Series A Preferred Stock Purchase Agreement by and between the Company and Frequency Networks, Inc., dated April 13, 2016.*
10.11	Game Right Assignment Agreement by and between Tianjin Sevenstarflix Network Technology Limited and Beijing Sun Seven Stars Cultural Development Limited, dated April 13, 2016.*
10.12	Capital Increase Agreement by and between Tianjin Sevenstarflix Network Technology Limited, Nanjing Tops Game Co., Ltd. and Nanjing Tops Game Co., Ltd.’s shareholders, dated April 15, 2016.*
10.13	Amendment No. 1 to Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated May 12, 2016.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2016.

YOU ON DEMAND HOLDINGS, INC.

By: /s/ Mingcheng Tao

Name: Mingcheng Tao
Title: Chief Executive Officer
(Principal Executive Officer and an Authorized Officer)