Form 10-Q
period 2016-06-30
YOU ON DEMAND HOLDINGS, INC.
filed 2016-08-15
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |
Yes [X]     No [  ]

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
40,442,931 shares as of August 12, 2016.

QUARTERLY REPORT ON FORM 10-Q
OF YOU ON DEMAND HOLDINGS, INC.
FOR THE PERIOD ENDED JUNE 30, 2016

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “YOU On Demand,” “we,” “us,” and “our” are to YOU On Demand Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Video” are to Zhong Hai Shi Xun Information Technology Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “SSF” are to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Video; (ix) “SEC” are to the United States Securities and Exchange Commission; (x) “Securities Act” are to Securities Act of 1933, as amended; (xi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xii) “PRC” and “China” are to People’s Republic of China; (xiii) “Renminbi” and “RMB” are to the legal currency of China; (xiv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xv) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

YOU ON DEMAND HOLDINGS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,403,761	$3,768,897
Restricted cash	-	2,994,364
Accounts receivable, net	3,094,770	1,689,415
Licensed content, current	711,683	556,591
Prepaid expenses	512,445	362,421
Deferred issuance cost	-	551,218
Other current assets	159,482	157,594
Total current assets	6,882,141	10,080,500
Property and equipment, net	93,589	154,434
Licensed content, non-current	17,726,840	21,085
Intangible assets, net	2,591,122	2,412,591
Goodwill	6,648,911	6,648,911
Long term investments	6,118,445	450,115
Other non-current assets	2,124,417	58,089
Total assets	$42,185,465	$19,825,725

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $651,254 and $44,867 as of June 30, 2016 and December 31, 2015, respectively)	$651,254	$45,788
Deferred revenue (including deferred revenue of VIEs without recourse to the Company of $1,232 and $15,080 as of June 30, 2016 and December 31, 2015, respectively)	1,232	15,080
Accrued expenses (including accrued expenses of VIEs without recourse to the Company of $390,176 and $280,038 as of June 30, 2016 and December 31, 2015, respectively)	1,440,228	1,196,066
Accrued salaries (including accrued salaries of VIEs without recourse to the Company of nil and $10,861 as of June 30, 2016 and December 31, 2015, respectively)	1,344,883	1,058,124
Other current liabilities (including other current liabilities of VIEs without recourse to the Company of $361,908 and $298,422, as of June 30, 2016 and December 31, 2015, respectively)	521,374	312,170
Accrued license content fees (including accrued license content fees of VIEs without recourse to the Company of $1,518,112 and $933,532 as of June 30, 2016 and December 31, 2015, respectively)	1,518,112	933,532
Convertible promissory notes	3,000,000	3,000,000
Warrant liabilities	251,611	395,217
Deposit payable	-	2,994,364
Total current liabilities	8,728,694	9,950,341
Deferred income taxes	312,900	330,124
Total liabilities	$9,041,594	$10,280,465

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2016 and December 31, 2015, respectively	1,261,995	1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,154,997 and 7,254,997 shares issued and outstanding, liquidation preference of $12,521,245 and $12,696,245 as of June 30, 2016 and December 31, 2015, respectively	7,155	7,255
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 38,170,204 and 24,249,109 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	38,170	24,249
Additional paid-in capital	125,179,330	97,512,542
Accumulated deficit	(90,182,400)	(86,457,840)
Accumulated other comprehensive loss	(632,980)	(414,910)
Total YOU On Demand shareholder’s equity	34,409,275	10,671,296
Non-controlling interest	(2,527,399)	(2,388,031)
Total equity	31,881,876	8,283,265
Total liabilities, convertible redeemable preferred stock and equity	$42,185,465	$19,825,725

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$1,480,464	$1,479,648	$2,750,190	$2,507,576
Cost of revenue	800,399	829,039	1,716,179	1,872,038
Gross profit	680,065	650,609	1,034,011	635,538

Operating expenses:
Selling, general and administrative expense	1,808,906	1,658,814	3,973,959	4,107,116
Professional fees	270,491	151,363	637,937	440,081
Depreciation and amortization	123,343	95,082	220,806	184,825
Total operating expense	2,202,740	1,905,259	4,832,702	4,732,022

Loss from operations	(1,522,675)	(1,254,650)	(3,798,691)	(4,096,484)

Interest and other income/(expense)
Interest expense, net	(166,710)	(30,232)	(200,183)	(58,555)
Change in fair value of warrant liabilities	106,583	49,344	143,606	34,049
Equity in losses of equity method investees	(27,001)	(60,621)	(37,349)	(93,024)
Other	(5,258)	(36,576)	(5,096)	(46,343)
Loss before income taxes and non-controlling interest	(1,615,061)	(1,332,735)	(3,897,713)	(4,260,357)

Income tax benefit	8,612	8,612	17,224	17,224

Net loss	(1,606,449)	(1,324,123)	(3,880,489)	(4,243,133)

Net loss attributable to non-controlling interest	18,360	7,303	155,929	127,524

Net loss attributable to YOU On Demand shareholders	$(1,588,089)	$(1,316,820)	$(3,724,560)	$(4,115,609)

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.14)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	29,197,899	23,851,602	26,815,888	23,833,760

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net loss	$(1,606,449)	$(1,324,123)	$(3,880,489)	$(4,243,133)
Other comprehensive loss, net of nil tax

Foreign currency translation adjustments	(214,641)	(1,683)	(201,509)	(722)
Comprehensive loss	(1,821,090)	(1,325,806)	(4,081,998)	(4,243,855)
Comprehensive loss (gain) attributable to non-controlling interest	(3,588)	7,196	139,368	128,641
Comprehensive loss attributable to YOU On Demand shareholders	$(1,824,678)	$(1,318,610)	$(3,942,630)	$(4,115,214)

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,880,489)	$(4,243,133)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	211,840	681,376
Provision for doubtful accounts	-	9,087
Depreciation and amortization	220,806	184,825
Amortization of debt issuance costs	122,696	-
Income tax benefit	(17,224)	(17,224)
Equity in losses of equity method investees	37,349	93,024
Loss on disposal of assets	-	2,421
Change in fair value of warrant liabilities	(143,606)	(34,049)
Foreign currency exchange losses	(153,334)	-

Change in assets and liabilities:
Accounts receivable	(1,405,355)	(1,598,494)
Licensed content	(143,000)	328,164
Prepaid expenses and other assets	(116,540)	(447,411)
Accounts payable	605,466	(80,200)
Accrued expenses, salary and other current liabilities	(6,084)	375,847
Deferred revenue	(13,848)	317,746
Accrued license content fees	584,580	547,792
Net cash used in operating activities	(4,096,743)	(3,880,229)

Cash flows from investing activities:
Acquisition of property and equipment	(2,070,672)	(30,116)
Investments in intangibles and research and development	(2,163,872)	(35,202)
Investment in long term investments	(3,000,000)	-
Net cash used in investing activities	(7,234,544)	(65,318)

Cash flows from financing activities
Proceeds from issuance of shares and warrant (Note 9)	10,000,000	-
Net cash provided by financing activities	10,000,000	-
Effect of exchange rate changes on cash	(33,849)	(1,314)
Net decrease in cash	(1,365,136)	(3,946,861)

Cash at beginning of period	3,768,897	10,812,371

Cash at end of period	$2,403,761	$6,865,510

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Exchange of Series E Preferred Stock for common stock	$100	$39
Issuance of convertible note for licensed content (Note 9)	$17,717,847	$-
Issuance of shares for the settlement of liability	$75,000	$-
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost (Note 9)	$17,733,297	$-
Acquisition of long term investment through transfer of Game IP rights (Note 6)	$2,714,441	$-
Payable for Game IP rights acquired (Note 6)	$603,209	$-
Payable for workforce acquired (Note 5)	$131,358	$-

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2015	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	-	-	251,356	-	-	251,356	-	251,356
Common stock issued for services	-	-	24,999	25	92,495	-	-	92,520	-	92,520
Conversion of Series E Preferred Stock into common stock	(38,857)	(39)	38,857	39	-	-	-	-	-	-
Exercise of options			2,811	3	(3)
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(4,115,609)	-	(4,115,609)	(127,524)	(4,243,133)
Foreign currency translation adjustments	-	-	-	-	-	-	395	395	(1,117)	(722)
Balance, June 30, 2015	7,326,426	$7,326	23,860,369	$23,861	$96,691,120	$(82,472,176)	$(65,637)	$14,184,494	$(2,110,760)	$12,073,734

The accompanying notes are an integral part of these consolidated financial statements.

YOU On Demand Holdings, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016

							Accumulated	YOU On
	Series E	Series E			Additional		Other	Demand	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	161,815	-	-	161,840	-	161,840
Common stock issuance	-	-	4,545,455	4,545	9,273,029	-	-	9,277,574	-	9,277,574
Warrants issued in connection with common stock issuance	-	-	-	-	722,426	-	-	722,426	-	722,426
Issuance cost in connection with the issuance of common stock and warrants	-	-	-	-	(411,223)	-	-	(411,223)	-	(411,223)
Common stock issued from conversion of convertible note	-	-	9,208,860	9,209	17,724,088	-	-	17,733,297	-	17,733,297
Restricted Shares granted in connection with acquisition	-	-	-	-	121,695	-	-	121,695	-	121,695
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Common stock issued from conversion of series E preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-
Net loss attributable to YOU On Demand shareholders	-	-	-	-	-	(3,724,560)	-	(3,724,560)	(155,929)	(3,880,489)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(218,070)	(218,070)	16,561	(201,509)
Balance, June 30, 2016	7,154,997	$7,155	38,170,204	$38,170	$125,179,330	$(90,182,400)	$(632,980)	$34,409,275	$(2,527,399)	$31,881,876

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

YOU On Demand Holdings, Inc. is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as YOU On Demand (“YOU On Demand”, “we”, “us”, or “the Company”).

YOU On Demand provides premium content and integrated value-added service solutions for the delivery of Video-on-Demand (“VOD”) and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016 (our “2015 Annual Report”).

In 2016, the Company adopted the Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset. When the cost is incurred before receipt of the debt or funding, entities will continue to record the cost of issuing debt as separate asset. The costs will continue to be amortized as interest expense using the effective interest method. The adoption of ASU 2015-03 did not have any impact on prior period financial statements as no debt issuance cost were incurred for the debt that was outstanding as of December 31, 2015.

2.	Going Concern and Management’s Plans

For the six months ended June 30, 2016 and 2015, the Company incurred net losses of approximately $3.9 million and $4.2 million, respectively, and cash used in operations was approximately $4.1 million and $3.9 million, respectively. Further, the Company had net current liabilities of $8.7 million as of June 30, 2016 and accumulated deficit of approximately $90.2 million and $82.5 million as of June 30, 2016 and 2015, respectively, due to recurring losses since the inception of our business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing for $10.0 million. On July 6, 2016, the Company entered into a Common Stock Purchase Agreement with Seven Star Works Co. Ltd. (“SSW”) for a common stock financing of $4.0 million, and on August 11, 2016, the Company entered into a Common Stock Purchase Agreement with Harvest Alternative Investment Opportunities SPC (“Harvest”) for a common stock financing of $4.0 million. Although the Company believes it has the ability to raise funds by issuing debt or equity instruments. Additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

3.	VIE Structure and Arrangements

a)	Sinotop VIE structure and arrangement

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing and its subsidiary, Zhong Hai Video, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control Sinotop Beijing and Zhong Hai Video through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

Prior to January 2016, we entered into a series of contractual agreements to give us the ability to control Sinotop Beijing with Zhang Yan, the legal shareholder of Sinotop Beijing (the spouse of our then-CEO). In January 2016, in connection with the appointment of our new CEO and in accordance with our rights under the contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Zhang Yan to Bing Wu, the brother of our current Chairman and Yun Zhu, our Vice President and former Vice President of Beijing Sun Seven Stars Culture Development Limited (“SSS”), (2) the Company terminated the series of contractual arrangements with Zhang Yan, and (3) the Company entered into new contractual agreements with Bing Wu and Yun Zhu (collectively, the “New Sinotop VIE Agreements”). Although the New Sinotop VIE Agreements resulted in changes to the legal shareholders of Sinotop Beijing, there was no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefits of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the New Sinotop VIE Agreements and the Company remained the primary beneficiary of Sinotop Beijing after the signing of the New Sinotop VIE Agreements. Accordingly, the change in legal ownership of Sinotop Beijing did not have any impact to the Company’s consolidation of Sinotop Beijing. The key terms of the New Sinotop VIE Agreements are summarized as follows:

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

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WFOE, Sinotop Beijing and the Nominee Shareholders, the Nominee Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in Sinotop Beijing. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Nominee Shareholders are transferred to YOD WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

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

Technical Service Agreement

Pursuant to the Technical Service Agreement between YOD WFOE and Sinotop Beijing, YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to Sinotop Beijing, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from Sinotop Beijing equivalent to YOD WFOE’s cost plus 30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and Sinotop Beijing agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

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

In addition to the New Sinotop VIE Agreements, the Management Service Agreement between Sinotop Beijing and YOD Hong Kong continued to remain in effect, the key terms of which are as follows:

Management Services Agreement

Pursuant to a Management Services Agreement, as of March 9, 2010, YOD Hong Kong has the exclusive right to provide to Sinotop Beijing management, financial and other services related to the operation of Sinotop Beijing’s business, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from Sinotop Beijing, upon demand, equal to 100% of the annual net profits as calculated on accounting policies generally accepted in the PRC of Sinotop Beijing during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against Sinotop Beijing’s future payment obligations.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Video that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Video, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of June 30, 2016. As Sinotop Beijing and Zhong Hai Video are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

b)	Tianjin Sevenstarflix Network Technology Limited (“SSF”) VIE structure and arrangements

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company plans to also provide its services through SSF, which is applying to hold the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control SSF through a series of contractual agreements, as described below, entered into among YOD WFOE, YOD Hong Kong, SSF and the legal shareholders of SSF.

On April 5, 2016, YOD WFOE entered into variable interest entity agreements with SSF and its nominee shareholders pursuant to the Amended Tianjin Agreement dated December 21, 2015 (see Note 9 (c)) (the “SSF VIE Agreements”). Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Bruno Zheng Wu, the Company’s Chairman. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

The terms of the SSF VIE Agreements are as follows:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu (the “Nominee Shareholders”), dated April 5, 2016, the Nominee Shareholders pledged all of their capital contribution rights in SSF to YOD WFOE as security for the performance of the obligations of SSF to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WFOE, SSF and the Nominee Shareholders, dated April 5, 2016, the Nominee Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in SSF. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in SSF held by the Nominee Shareholders is transferred to YOD WFOE, or its designee and may not be terminated by any party to the agreement without consent of the other parties.

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WFOE, SSF and each of the respective Nominee Shareholders, dated April 5, 2016, each of the Nominee Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, to all of its voting rights as shareholders of SSF. The Nominee Shareholders may not transfer any of their equity interest in SSF to any party other than YOD WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in SSF has been transferred to YOD WFOE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement, dated April 5, 2016, between YOD WFOE and SSF, YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to SSF, and SSF is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from SSF equivalent to YOD WFOE’s cost plus 20-30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and SSF agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, dated April 5, 2016, undersigned by the respective spouse of the Nominee Shareholders (collectively, the “Spouses”), the Spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses agreed to not make any assertions in connection with the equity interest of SSF and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the Spouses obtain any equity interests of SSF which are held by the Nominee Shareholders, the Spouses agreed to be bound by the SSF VIE Agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the SSF VIE Agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and Lan Yang and YOD WFOE and Yun Zhu, both dated as of April 5, 2016, YOD WFOE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released the Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of SSF, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. The Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either the Nominee Shareholders or YOD WFOE terminates the agreement by giving the other party hereto sixty (60) days’ prior written notice.

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of June 30, 2016, RMB 17.8 million (US $2.7 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 17.8 million (US $2.7 million) in the form of capital contribution and accordingly the loan is eliminated with the capital of SSF upon consolidation. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement.

Management Services Agreement

In addition to the SSF VIE Agreements, the Company’s subsidiary and the parent company of YOD WFOE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) entered into a Management Services Agreement with SSF, dated as of April 6, 2016 (the “Management Services Agreement”). Pursuant to a Management Services Agreement, YOD Hong Kong has the exclusive right to provide to SSF management, financial and other services related to the operation of SSF’s business, and SSF is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from SSF, upon demand, equal to 100% of the annual net profits as calculated on accounting policies generally accepted in the PRC of SSF during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against SSF’s future payment obligations.

In addition, at the sole discretion of YOD Hong Kong, SSF is obligated to transfer to YOD Hong Kong, or its designee, any part or all of the business, personnel, assets and operations of SSF which may be lawfully conducted, employed, owned or operated by YOD Hong Kong, including:

(a)     business opportunities presented to, or available to SSF may be pursued and contracted for in the name of YOD Hong Kong rather than SSF, and at its discretion, YOD Hong Kong may employ the resources of SSF to secure such opportunities;

(b)     any tangible or intangible property of SSF, any contractual rights, any personnel, and any other items or things of value held by SSF may be transferred to YOD Hong Kong at book value;

(c)     real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by YOD Hong Kong by acquisition, lease, license or otherwise, and made available to SSF on terms to be determined by agreement between YOD Hong Kong and SSF;

(d)     contracts entered into in the name of SSF may be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and SSF; and

(e)     any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong;

provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of SSF.

The term of the Management Services Agreement is 20 years, and may not be terminated by SSF, except with the consent of, or a material breach by, YOD Hong Kong.

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 17.8 million (approximately $2.8 million) has been injected as of June 30, 2016. As SSF is incorporated as limited liability company under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$736,240	$1,001,094
Accounts receivable, net	3,094,770	1,689,415
Licensed content, current	711,683	556,591
Prepaid expenses	219,242	98,893
Other current assets	130,810	133,582
Intercompany receivables due from the Company's subsidiaries(i)	157,676	161,017
Total current assets	5,050,421	3,640,592
Property and equipment, net	88,776	149,880
Licensed content, non-current	8,993	21,085
Intangible assets, net	200,098	253,771
Long term investments	3,118,445	450,115
Other non-current assets	59,355	58,026
Total assets	$8,526,088	$4,573,469

LIABILITIES
Current liabilities:
Accounts payable	$651,254	$44,867
Deferred revenue	1,232	15,080
Accrued expenses	390,176	280,038
Other current liabilities	361,908	298,422
Accrued salaries	-	10,861
Accrued license content fees	1,518,112	933,532
Intercompany payables due to the Company's subsidiaries(i)	12,904,733	12,512,954
Total current liabilities	15,827,415	14,095,754
Total liabilities	$15,827,415	$14,095,754

	Six Months Ended
	June 30,	June 30,
	2016	2015
Revenue	$2,750,190	$2,507,576
Net loss	$(671,644)	$(731,763)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Net cash used in operating activities	$(730,019)	$329,740
Net cash used in investing activities	$(2,165,477)	$(64,002)
Net cash provided by intercompany financing activities(i)	$2,630,642	$-

(i)	Intercompany receivables and payables are eliminated upon consolidation

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

4.	Property and Equipment

The following is a breakdown of our property and equipment:

	June 30,	December 31,
	2016	2015

Furniture and office equipment	$919,685	$910,420
Leasehold improvements	190,722	190,722
Total property and equipment	1,110,407	1,101,142
Less: accumulated depreciation	(1,016,818)	(946,708)
Property and Equipment, net	$93,589	$154,434

We recorded depreciation expense of approximately $34,000 and $68,000 for the three and six months ended June 30, 2016 and $49,000 and $100,000 for the three and six months ended June 30, 2015 respectively.

5.	Intangible Assets

As of June 30, 2016 and December 31, 2015, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
Amortizing Intangible	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
Assets	Amount	Amortization	Balance	Amount	Amortization	Balance
Charter/ Cooperation agreements	$2,755,821	(815,268)	1,940,553	$2,755,821	$(746,372)	$2,009,449
Software and licenses	284,233	(245,016)	39,217	253,930	(234,947)	18,983
Website and mobile app development	653,830	(456,987)	196,843	653,830	(403,961)	249,869
Workforce	305,693	(25,474)	280,219	-	-	-
Total amortizing intangible assets	$3,999,577	(1,542,745)	2,456,832	$3,663,581	$(1,385,280)	$2,278,301
Indefinite lived intangible assets
Website name	134,290	-	134,290	134,290	-	134,290
Total intangible assets	$4,133,867	(1,542,745)	2,591,122	$3,797,871	$(1,385,280)	$2,412,591

On April 1, 2016, YOD entered into an agreement with Mr. Liu Changsheng, under which YOD agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with six month restriction period in exchange for a workforce of 10 personnel experienced in programing content mobile apps to enter into three year employment contracts with YOD effective from April 1, 2016, as well as certain laptops and desktops with fair value of $3,655. According to the agreement, 30% of the cash consideration is due right after the signing of agreement, 20% is due in 2 months after the signing of agreement and the rest of 50% is due in 6 months after the signing of agreement. Cash consideration of $59,295 has been paid as of June 30, 2016, and $37,530 was paid on July 4, 2016. If any of three key staff, as defined, terminated their employment with YOD during the first 12 months of employment, YOD has right to forfeit the unpaid cash consideration. In addition, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180. YOD has accounted for the transaction as an asset acquisition in which YOD mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

We recorded amortization expense related to our amortizing intangible assets of approximately $90,000 and $153,000 for the three and six months ended June 30, 2016 and $46,000 and $85,000 for the three and six months ended June 30, 2015 respectively, which included the amortization expense of the workforce acquired as stated above.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2016 (6 months)	$179,641
2017	346,769
2018	304,061
2019	168,079
2020	137,792
2021	137,792
Thereafter	1,182,698
Total amortization to be recognized	$2,456,832

6.	Long Term Investments

(1)	Long Term Investments under Cost Method

(a)	Investment in Topsgames

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain game IP rights (“Game IP Rights”) for approximately $2.7 million (RMB18 million) in cash. As of June 30, 2016, approximately $2.1 million has been paid out to SSS. On April 15, 2016, SSF entered into a Capital Increase Agreement with Nanjing Tops Game Co., Ltd. (“Topsgame”) and its shareholders whereby SSF transferred the Game IP Rights acquired from SSS to Topsgame in exchange for 13% of Topsgame’s equity ownership. Topsgame is a PRC company that specializes in the independent development and operation of online, stand-alone and other games as well as the distribution of domestic and overseas games. The investment was part of the Company’s transformation and expansion strategy. The Company’s 13% ownership interest does not provide the Company with the right to nor does the Company have representation on the board of directors of Topsgame.

The Company has recognized the cost of the investment in Topsgame, which is a private company with no readily determinable fair value, equal to the fair value of Game IP Rights of approximately $2.7 million and account for the investment using the cost method of accounting.

(b) Investment in Frequency

In April 2016, the Company and Frequency Networks Inc. (“Frequency”) entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) for the purchase of 8,566,271 shares of Series A Preferred Stock, Frequency (the “Frequency Preferred Stock”) for a total purchase price of $3.0 million. The 8,566,271 Series A Preferred Stock represent 13% ownership and voting interest on an as converted basis and does not provide the Company with the right to nor does the Company have representation on the board of directors of Frequency.

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

The Company has recognized the cost of the investment in Frequency, which is a private company with no readily determinable fair value, at its cost of $3 million and account for the investment using the cost method of accounting.

(2)	Long Term Investment under Equity Method

(c)	Investment in Shandong Media and Hua Cheng

Investments in entities where the Company can exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nill provided the Company does not guarantee the investee’s obligations nor it is committed to provide additional funding.

As of and for the period ended June 30, 2016 and December 31, 2015, the Company’s long term equity investments are comprised of the Company’ investment in Shandong Lushi Media Co., Ltd. (“Shandong Media”) and Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”), which are 30% and 39%, respectively, owned by Sinotop Beijing. The long term investment in Shandong Media was nil and nil as of June 30, 2016 and December 31, 2015 respectively, and the long term investment in Hua Cheng was $0.4 million and $0.5 million as of June 30, 2016 and December 31, 2015 respectively.

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

The fair value of the warrant liabilities at June 30, 2016 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2015. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	June 30,	December 31,
	2016	2015
Risk-free interest rate	0.45%	0.92%
Expected volatility	60%	60%
Expected term	1.17 years	1.67 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$251,611	$251,611

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 10)	$-	$-	$395,217	$395,217

The table below reflects the components effecting the change in fair value for the six months ended June 30, 2016:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30 , 2016
			Change in
	January 1,		Fair Value	June 30,
	2016	Settlements	gain	2016
Liabilities:
Warrant liabilities (see Note 10)	$395,217	$-	$(143,606)	$251,611

On March 28, 2016, the Company issued common stock and warrant to SSS (see Note 9). The warrant is considered an equity classified instrument and the fair value of the warrant on March 28, 2016 was $672,727, which was valued using the Monte Carlos Simulation method. The following assumptions were incorporated:

Monte Carlo
March 28, 2016
Risk-free interest rate	0.89%
Expected volatility	60%
Expected term	2 years
Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s warrant includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, accounts receivable, accounts payable, accrued expenses, other payables and convertible note as of June 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments.

8.	Related Party Transactions

(a)	$3.0 Million Convertible Note

On May 10, 2012, the Company’s then Executive Chairman and Principal Executive Officer and current Vice Chairman, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365 day year. Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company.

Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment the Note pursuant to which the Note is, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2015. As a result, in 2014, the Company recognized a beneficial conversion feature discount calculated as the difference between the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, the Company recognized a beneficial conversion feature of approximately $2,126,000 which in 2014 was reflected as interest expense and additional paid-in capital since the note was payable upon demand.

Effective December 30, 2014, the Company and Mr. McMahon entered into another amendment pursuant to which the maturity date of the Note was extended to December 31, 2016. The Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

For the three and six months ended June 30, 2016, the Company recorded interest expense of $30,000 and $60,000, respectively, related to the Note; For the three and six months ended June 30, 2015, the Company recorded interest expense of $30,000 and $60,000, respectively, related to the Note.

(b)	Revenue and Accounts Receivable

In March 2015, Zhong Hai Video entered into an agreement with C Media Limited (“C Media”), a beneficial owner of more than 5% of our capital stock, controlled by our director Xuesong Song, to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the three months ended June 30, 2016 and June 30, 2015, total revenue recognized amounted to nil and nil, respectively. For the six months ended June 30, 2016 and June 30, 2015, total revenue recognized amounted to nil and $182,000, respectively. As of June 30, 2016, total accounts receivable due from C Media amounted to approximately $91,000.

(c)	Cost of Revenue

Hua Cheng, the minority shareholder of Zhong Hai Video, charged us licensed content fees of approximately $37,000 and $56,000 for the three months ended June 30, 2016 and 2015, and approximately $93,000 and $80,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30 2016, total accrued license content fees due to Hua Cheng amounted to approximately $112,000.

(d)	Purchase of Game IP Rights

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash based on total fair value of the Game IP Rights, which was determined to be approximately $2.7 million (RMB18 million). The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topsgame as disclosed in Note 6 above.

9.	SSS Agreements

On November 23, 2015, the Company entered into a series of agreements for a strategic investment by SSS, a PRC company in the media and entertainment industry that is controlled by the Company’s Chairman, Bruno Zheng Wu. The strategic investment by SSS included a private placement of equity securities of the Company, a content licensing agreement, and the potential for Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), an affiliate of SSS, to earn additional shares of the Company’s common stock contingent on the performance of SSF. SSF intends to provide a branded pay content service, consumer payments and behavior data analysis service, customer management and data-based service and mobile social TV-based customer management service.

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

On March 28, 2016, pursuant to the Amended SSS Purchase Agreement, the Company sold, and SSS purchased, 4,545,455 shares of the Company’s common stock for a purchase price of $2.20 per share, or an aggregate of $10.0 million. In addition, SSS received a two-year warrant to acquire an additional 1,818,182 shares of the Company’s common stock at an exercise price of $2.75 per share (the “SSS Warrant”). Until receipt of necessary shareholder approvals, the SSS Warrant may not be exercised to the extent that such exercise would result in SSS and its affiliates beneficially owning more than 19.99% of the Company’s outstanding common stock. On June 27, 2016, shareholder approval was obtained.

Since the SSS Warrant does not embody any future obligation for the Company to repurchase its own shares, is indexed to the Company’s own stock, may only be settled by the physical delivery of shares, and no conditions exist in which net cash settlement could be forced upon the Company by SSS in any other circumstances, the SSS Warrant is considered an equity classified instrument. The proceeds of $10.0 million, net of issuance cost of approximately $443,000,was allocated to common stock and SSS Warrant based on their relative fair value as of March 28, 2016 of approximately $8,227,000 and $673,000, respectively. Accordingly, the Company recorded approximately $722,000 in additional paid-in capital for the SSS Warrant.

(b)	Revised Content Agreement

On March 28, 2016, pursuant to the Amended and Restated SSS Purchase Agreement, SSS granted the Company non-exclusive royalty-free distribution rights for certain video content value at approximately $29.1 million in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000, was originally due to mature on May 21, 2016, and beard an interest at the rate of 0.56% per annum. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, which was obtained on June 27, 2016 the SSS Note was automatically converted into 9,208,860 shares of the Company’s common stock. On June 27, 2016, shareholder approval was obtained.

In connection with the issuance of the SSS Note, the Company recorded debt issuance costs of approximately $131,000 which is to be amortized over the period of the SSS Note’s maturity date, of which approximately $115,000 and $122,000 was recognized during the three and six months ended June 30, 2016 respectively.

The Company measured the effective conversion price of the SSS Note using its carrying value on March 28, 2016 and compared it to the fair value of the Company’s common stock on that date. As the effective conversion price of the SSS Note of $1.91 exceeded the fair value of the Company’s common stock, no beneficial conversion feature was recognized.

On May 12, 2016, the Company and SSS entered into an amendment agreement to extend the maturity date of the SSS Note to July 31, 2016.

In the Annual Meeting of Shareholders (the “Annual Meeting”) of the Company held on June 27, 2016, shareholders approved the issuance of 9,208,860 shares of the Company’s common stock upon the conversion of the SSS Note and it was automatically converted into 9,208,860 shares of the Company’s common stock on June 27, 2016.

The carrying value of the SSS Note as of June 27, 2016, which included the unamortized issuance costs of $9,000 and, pursuant to the terms of SSS Note, accrued interest expense (as to the date of conversion) of $24,000 has been recorded into the common shares issued on June 27, 2016.

(c)	Amended Tianjin Agreement

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, Tianjin Enternet was to contribute 100% of the equity ownership of SSF, a newly-formed subsidiary of Tianjin Enternet to the Company. Contingent on the performance of SSF, Tianjin will receive shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn-out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) are achieved. The earn-out provision for 2016, 2017 and 2018 are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. In the event that the Company has not obtained the required vote from shareholders to issue the earn-out shares to Tianjin Enternet, the Company shall issue a promissory note with a principal amount equal to the quotient by multiplying 5.0 million by the applicable stock price defined in the agreement.

On April 5, 2016, in lieu of Tianjin Enternet contributing 100% of the equity ownership of SSF to the Company, YOD WFOE entered into VIE agreements with SSF and its legal shareholders in order to comply with PRC regulatory requirements on certain industries. SSF is 99% owned by Lan Yang, the spouse of Bruno Zheng Wu, the Company’s Chairman, and 1% owned by Yun Zhu, a Vice President of YOD. By virtue of these VIE agreements; YOD WFOE obtained financial controlling interest in SSF, including the power to direct the activities of SSF, and therefore is the primary beneficiary of SSF. As the control of SSF was transferred to YOD WFOE through both the VIE agreements and physical handover of company documents on April 5, 2016, the transaction was determined to be completed on that date.

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

The earn-out provision is based on either the number of home/user pass or the net income of SSF. While the net income is measured based on the operations of SSF, the number of home/user pass is measured based on number of home/user pass of SSF’s distributors. Such earn-out provision is based on an index that is not calculated solely by reference to the operations of SSF, which is not considered indexed to the Company’s own shares. Also the earn-out provisions permit cash settlement if the Company cannot issue the earn-out shares. Therefore, the earn-out provision is classified as a  liability and measured initially and subsequently at fair value with changes in fair value recognized in earnings at each reporting periods.

On June 27, 2016, the Company held its 2016 annual meeting of stockholders and received approval from its stockholders to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock. Accordingly, the Earn-Out Share Award became issuable at the time when the earn-out provisions are considered to have been met pursuant to the Amended Tianjin Agreement.

The Company obtained control of SSF on April 5, 2016. As of June 30, 2016, SSF had yet to receive all business licenses necessary to conduct its new business, including any Internet, telecommunication or content related sales and operations. Accordingly, the liability recognized was nil as of June 30, 2016 because the conditions to trigger the issuance of the Earn-Out Share Award were not probable of being met.

10.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued investors and a broker warrants to acquire 977,063 shares of the Company’s common stock, of which 440,813 shares were exercised prior to January 1, 2015. In accordance with FASB ASC 815-40-15-5, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock; the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The warrants are revalued at each year end based on the Monte Carlo valuation.

As of June 30, 2016 and December 31, 2015, the warrant liability was re-valued as disclosed in Note 7, and recorded at its current fair value of approximately $252,000 and $395,000, respectively, as determined by the Company, resulting in a gain of approximately $143,000 for the six months ended June 30, 2016. There were no warrants exercised during six months ended June 30, 2016 and 2015, respectively.

11.	Share-Based Payments

As of June 30, 2016, the Company had 1,696,428 options and 1,964,820 warrants outstanding to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015
Employees and directors share-based payments	$73,000	$277,000	$212,000	$681,000

Effective as of December 3, 2010, our Board of Directors approved the YOU On Demand Holdings, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of June 30, 2016, options available for issuance are 1,694,467 shares.

(a)	Stock Options

Stock option activity for the six months ended June 30, 2016 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	1,734,429	$2.77
Granted	-	-
Exercised	-	-
Expired	(25,897)	1.65
Forfeited	(12,104)	1.65
Outstanding at June 30, 2016	1,696,428	2.79	3.99	-
Vested and expected to vest as of June 30, 2016	1,696,428	2.79	3.99	-
Options exercisable at June 30, 2016 (vested)	1,684,707	2.80	3.97	-

As of June 30, 2016, approximately $15,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.17 years. The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was approximately $9,000 and $251,000 respectively.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of June 30, 2016, the weighted average exercise price of the warrants was $1.68 and the weighted average remaining life was 2.12 years. The May 2011 Warner Brothers Warrants of 200,000 and 2011 Service Agreement Warrants of 26,667 expired as of June 30, 2016. The following table outlines the warrants outstanding and exercisable as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date
	and Exercisable	and Exercisable

May 2011 Warner Brothers Warrants	-	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	-	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	1,964,820	2,191,487

(i)	The warrants are classified as derivative liabilities as disclosed in Note 10.

12.	Net Loss Per Common Share

Basic net loss per common share attributable to YOU On Demand shareholders is calculated by dividing the net loss attributable to YOU On Demand shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the six months ended June 30, 2016 and 2015, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	June 30,	June 30,
	2016	2015
Warrants	3,783,002	2,191,487
Options	1,696,428	1,723,153
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,154,997	7,326,426
Convertible promissory notes	1,998,528	1,929,769
Total	15,566,288	14,104,168

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,	June 30,
	2016	2015
Exercise of stock warrants	3,783,002	2,191,487
Issuable shares for stock options and restricted shares	3,928,870	3,983,263
Conversion of preferred stock	8,088,330	8,259,759
Issuable shares from conversion of promissory notes payable	1,998,528	1,929,769
Total	17,798,730	16,364,278

13.	Income Taxes

As of June 30, 2016, the Company had approximately $27.6 million of the U.S domestic cumulative tax loss carryforwards and approximately $16.0 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2016 to year 2021, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. The valuation allowance increased approximately $0.3 million and $1.5 million during the three and six months ended June 30, 2016, respectively.

As of June 30, 2016, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

14.	Contingencies and Commitments

(a)	Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2016, the Company's potential minimum cash obligation to these employees was approximately $280,000.

(b)	Operating Lease Commitment

The Company is committed to paying operating leases related to our offices in China through 2020 and thereafter as follows:

Leased Property
Years ending December 31,	Costs
2016 (6 months)	$315,000
2017	306,000
2018	311,000
2019	268,000
2020	206,000
Thereafter	88,000
Total	$1,494,000

(c)	Licensed Content Commitment

The Company is committed to paying content costs through 2019 as follows:

Years ending December 31,	Content Costs
2016 (6 months)	$3,830,000
2017	426,000
2018	226,000
2019	226,000
Total	$4,708,000

(d)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2016, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

(e)	Acquisition of Property Commitment

In consideration of the Company’s business expansion and rising rental costs, on February 2016, the Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building. Total consideration for the property acquisition was approximately $4,239,000 (RMB27 million), which the Company has paid half in RMB in 2016 Q2 and is committed to paying the following through 2016 as follows:

Years ending December 31,	Property
2016 (6 months)	2,065,000
Total	$2,065,000

(f)	Advertising and Marketing Expense Commitment

The Company is committed to paying advertising and marketing expense through 2016 as follows:

Years ending December 31,	Marketing expenses
2016 (6 months)	299,000
Total	$299,000

(g)	Investment Commitment

The Company entered into a Joint Venture Agreement (the “JV Agreement”) with Megtron Hong Kong Investment Group Co., Limited on May 30, 2016, pursuant to which the Company is committed to contribute $5.0 million to the Joint-Venture Company to be formed in installment.

15.	Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Video, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Video, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

For the six months ended June 30, 2016, four customers individually accounted for 25%, 17%, 14%, and 12% of the Company’s revenue. Four customers individually accounted for 16%, 13%, 11% and 11% of the Company’s net accounts receivables as of June 30, 2016.

For the six months ended June 30, 2015, three customers individually accounted for 19%, 18% and 12% of the Company’s revenue. Four customers individually accounted for 19%, 18%, 12% and 12% of the Company’s net accounts receivables as of June 30, 2015.

(c)	Major Suppliers

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

For the six months ended June 30, 2016, four suppliers individually accounted for 31%, 24%, 19% and 13% of the Company’s cost of revenues. Two suppliers individually accounted for 83% and 10% of the Company’s accrued license content fees as of June 30, 2016.

For the six months ended June 30, 2015, four suppliers individually accounted for 35%, 22%, 22% and 14% of the Company’s cost of revenues. Two suppliers individually accounted for 59% and 41% the Company’s accrued license content fee as of June 30, 2015.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of June 30, 2016 and 2015, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Demand deposits maintained at banks consist of the following:

	June 30,	December 31,
	2016	2015
RMB denominated bank deposits with financial institutions in the PRC	$762,100	1,076,430
US dollar denominated bank deposits with financial institutions in the PRC	$1,211,548	2,613,834
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	427,343	23,460
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$1,766	53,231
US dollar denominated bank deposits with financial institutions in Cayman Islands (“Cayman”)	$157	99
RMB restricted cash denominated bank deposits with financial institutions in the PRC	$-	2,994,364

As of June 30, 2016 and December 31, 2015 deposits of $291,003 and $241,807 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

16.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $1,000 and $2,000 for the three and six months ended June 30, 2016 respectively and $5,000 and $6,000 for the three and six months ended June 30, 2015 respectively.

17.	Subsequent Event

(a)

On July 6, 2016, the Company entered into a Common Stock Purchase Agreement (the “SSW SPA”) with Seven Stars Works Co., Ltd., a Korea company (“SSW”) and an affiliate of SSS. Pursuant to the terms of the SSW SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s common stock for $1.76 per share, or a total purchase price of $4.0 million to SSW. A total of $4.0 million was received on July 19, 2016.

(b)

On August 11, 2016, the Company entered into a Common Stock Purchase Agreement (the “Harvest SPA”) with Harvest Alternative Investment Opportunities SPC (“Harvest”), a Cayman Islands company. Pursuant to the terms of the Harvest SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s Common Stock, for $1.76 per share, or a total purchase price of $4.0 million to Harvest. A total of $4.0 million was received on August 12, 2016.

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

Overview

YOU On Demand is a premium Video On Demand (“VOD”) service provider with primary operations in the People’s Republic of China (“PRC”). YOU On Demand Holdings, Inc. was incorporated in the State of Nevada on October 19, 2004.

YOU On Demand, through its subsidiaries and consolidated variable interest entities, provides enhanced premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct to customers.

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

Recent Development

On July 6, 2016, we entered into a Common Stock Purchase Agreement (the “SSW SPA”) with SSW, a Korea company and an affiliate of SSS. Pursuant to the terms of the SSW SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $4.0 million to SSW. A total of $4.0 million was received on July 19, 2016.

On August 11, 2016, we entered into a Common Stock Purchase Agreement (the “Harvest SPA”) with Harvest Alternative Investment Opportunities SPC (“Harvest”), a Cayman Islands company. Pursuant to the terms of the Harvest SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s Common Stock, for $1.76 per share, or a total purchase price of $4.0 million to Harvest. A total of $4.0 million was received on August 12, 2016.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30, 2016	June 30, 2015	Amount Change	% Change
Revenue	$1,480,000	$1,480,000 $	-	-
Cost of revenue	800,000	829,000	(29,000)	-3%
Gross profit	680,000	651,000	29,000	4%

Operating expense:
Selling, general and administrative expenses	1,809,000	1,659,000	150,000	9%
Professional fees	271,000	151,000	120,000	79%
Depreciation and amortization	123,000	95,000	28,000	29%
Total operating expense	2,203,000	1,905,000	298,000	16%

Loss from operations	(1,523,000)	(1,254,000)	(269,000)	21%

Interest and other income/(expense)
Interest expense, net	(167,000)	(30,000)	(137,000)	457%
Change in fair value of warrant liabilities	107,000	49,000	58,000	118%
Equity in losses of equity method investees	(27,000)	(61,000)	34,000	-56%
Others	(5,000)	(37,000)	32,000	-86%

Loss before income taxes and non-controlling interest	(1,615,000)	(1,333,000)	(282,000)	21%

Income tax benefit	9,000	9,000	-	-

Net loss	(1,606,000)	(1,324,000)	(282,000)	21%

Net loss attributable to non-controlling interest	18,000	7,000	11,000	157%

Net loss attributable to YOU On Demand shareholders	$(1,588,000)	(1,317,000)	(271,000)	21%

Revenues

Revenue for the three months ended June 30, 2016 was approximately $1,480,000, as compared to $1,480,000 for the same period in 2015 with minor increase of 0.1%. Our revenue in the three months ended June 30, 2016 was primarily attributed to the revenue from multi-platforms revenue streams primarily including OTT, Cable and Mobile platforms, the aggregate of which comprised 95.8% of the total revenue for the three months ended June 30, 2016 as compared to the three ended months June 30, 2015 in which 60.8% was from multi-platforms revenue streams and 39.2% was from other service streams. The decrease in revenue from other revenue streams was mainly due to the Company's focus on developing multi-platform products in providing premium contents to our customers.

Cost of revenues

Cost of revenues was approximately $800,000 for the three months ended June 30, 2016, as compared to $829,000 for the three months ended June 30, 2015. The decrease of approximately $29,000, or 3%, was primarily due to delay in expected revenue from content titles which impacted our content license cost amortization pattern. Our cost of revenues is primarily comprised of content licensing fees.

Gross profit

Our gross profit for the three months ended June 30, 2016 was approximately $680,000 as compared to gross profit of $651,000 during the same period in 2015. Our gross profit margin percentage was 46% and 44% for the three month periods ended June 30, 2016 and 2015, respectively. The increase in gross profit of approximately $29,000 was primarily due to the decrease of cost recognized per expected revenue, which is expected to increase considering the current business transformation and expansion.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2016, increased approximately $150,000, to $1,809,000, as compared to $1,659,000 for the three months ended June 30, 2015.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 56% and 50% of our selling, general and administrative expenses for the three months ended June 30, 2016 and 2015, respectively. For the second quarter of 2016, salaries and personnel costs totaled approximately $1,015,000, an increase of $178,000, or 21%, as compared to $837,000 for the same period of 2015. The increase was primarily attributed to the recent business transformation and expansion of the Company, which was demonstrated by establishment of the new technical department and approximately 20% headcount increase via recruitment during the second quarter.

The other major components of our selling, general and administrative expenses include marketing and promotion expenses, outsourced technology costs, rent and severance. For the three months ended June 30, 2016, these costs totaled $794,000, a net decrease of approximately $28,000, or 3%, as compared to $822,000 for the same period in 2015. The decrease was primarily attributed to the decrease of BOD compensation expense and technology outsourcing costs by approximately $152,000 and $91,000 respectively, which was offset by increase of severance, regulatory, travel and entertainment and other office expenses by approximately $75,000, $42,000, $58,000, and $40,000 respectively.

Professional fees

Professional fees are generally related to public company reporting and governance expenses. Our costs for professional fees increased approximately $120,000, or 79%, to $271,000 for the three months ended June 30, 2016, from $151,000 for the same period in 2015. The increase in professional fees was related to legal, audit and advisory expenses, among which audit, legal and advisory expenses has increased by approximately $66,000, $46,000 and $8,000 respectively from the same period in 2015. The increase was primarily attributed to the investment and financing activities occurred in 2016.

Depreciation and amortization

Our depreciation and amortization expense increased by approximately $28,000, or 29%, to $123,000 in the three months ended June 30, 2016, from $95,000 during the three months ended June 30, 2015. The increase was mainly due to amortization of costs related to the workforce intangible assets acquired on April 1, 2016.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of approximately $107,000 and a gain of approximately $49,000 for the three months ended June 30, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the three months ended June 30, 2016, $18,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the three months ended June 30, 2015, operating loss attributable to non-controlling interest was $7,000.

Comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30, 2016	June 30, 2015	Amount Change	% Change
Revenue	$2,750,000	$2,508,000	$242,000	10%
Cost of revenue	1,716,000	1,872,000	(156,000)	-8%
Gross profit	1,034,000	636,000	398,000	63%
Operating expense:
Selling, general and administrative expenses	3,974,000	4,107,000	(133,000)	-3%
Professional fees	638,000	440,000	198,000	45%
Depreciation and amortization	221,000	185,000	36,000	19%
Total operating expense	4,833,000	4,732,000	101,000	2%

Loss from operations	(3,799,000)	(4,096,000)	297,000	-7%

Interest & other income/(expense)
Interest expense, net	(200,000)	(59,000)	(141,000)	239%
Change in fair value of warrant liabilities	144,000	34,000	110,000	324%
Change in fair value of contingent consideration	-	-	-	-
Equity in losses of equity method investees	(37,000)	(93,000)	56,000	-60%
Gain from disposal of consolidated entities	-	-	-	-
Others	(5,000)	(46,000)	41,000	-89%

Loss before income taxes and non-controlling interest	(3,897,000)	(4,260,000)	363,000	-9%
Income tax benefit	17,000	17,000	-	-

Net loss	(3,880,000)	(4,243,000)	363,000	-9%

Net loss attributable to non-controlling interests	156,000	128,000	28,000	22%

Net loss attributable to YOU On Demand shareholders	$(3,724,000)	$(4,115,000)	$391,000	-10%

Revenues

Revenue for the six months ended June 30, 2016 was approximately $2,750,000, as compared to $2,508,000 for the same period in 2015. The increase in revenue of approximately $242,000 was attributable to the growth of our multi-platform video streaming services from the same period in 2015 mainly from the OTT, Cable and Mobile Platforms, which accounted for 92% of the total revenue for the six months ended June 30, 2016 as compared to the six months June 30, 2015 in which 73.0% was from multi-platforms revenue streams and 27.0% was from other service streams. The decrease in revenue from other revenue streams was due to the Company's focus on developing multi-platform products in providing premium contents to our customers.

Cost of revenues

Cost of revenues was approximately $1,716,000 for the six months ended June 30, 2016, as compared to $1,872,000 for the six months ended June 30, 2015. The decrease of approximately $156,000, or 8%, was primarily due to delay in expected revenue from content titles which impacted our content license cost amortization pattern. Our cost of revenues is primarily comprised of content licensing fees.

Gross profit

Our gross profit for the six months ended June 30, 2016 was approximately $1,034,000, as compared to $636,000 gross profit during the same period in 2015. Our gross profit margin percentage was 38% and 25% for the six month periods ended June 30, 2016 and 2015, respectively. The increase in gross profit of approximately $398,000 was primarily due to the decrease of cost from delay in expected revenue, which is expected to increase considering the current business transformation and expansion to focus on developing premium multi-platform products which are more profitable than old regular products.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2016, decreased approximately $133,000, to $3,974,000, as compared to $4,107,000 for the six months ended June 30, 2015.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 43% and 41% of our selling, general and administrative expenses for the six months ended June 30, 2016 and June 30, 2015. For the half year of 2016, salaries and personnel costs totaled $1,724,000, an increase of approximately $32,000, or 2%, as compared to $1,692,000 for the same period of 2015. The increase was primarily due to the increase in headcount from establishment of the new technical department as part of our business transformation and expansion strategy in 2016.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the six months ended June 30, 2016, these costs totaled $2,250,000, a net decrease of approximately $165,000, or 7%, as compared to $2,415,000 for the same period in 2015, primarily due to the decrease of BOD compensation expense and technology outsourcing service costs by approximately $219,000 and $129,000 respectively, which was offset by increase in severance and regulatory expenses by approximately $107,000 and $72,000 respectively.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees increased approximately $198,000, or 45%, to $638,000 for the six months ended June 30, 2016, from $440,000 for the same period in 2015. The increase in professional fees was mainly caused by investing and financing activities occurred in the first half of fiscal year 2016.

Depreciation and amortization

Our depreciation and amortization expense increased by approximately $36,000, or 19%, to $221,000 in the six months ended June 30, 2016, from $185,000 during the six months ended June 30, 2015. The increase was mainly due to the acquisition of workforce intangible assets starting from April 1, 2016, which caused the increase of depreciation and amortization correspondingly.

Interest expense, net

Our interest expense increased by approximately $141,000 to $200,000 for the six months ended June 30, 2016, from $59,000 during the same period in 2015. Interest expense increase during 2016 was primarily comprised of 1) approximately $123,000 interest expense recorded related to the amortization of debt issuance costs related to the issuance of the $17.7 million convertible note to SSS, and 2) approximately $24,000 interest expenses accrued for the convertible note issued to SSS before its conversion on June 27, 2016.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of approximately $144,000 and a gain of approximately $34,000 for the six months ended June 30, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Video and as such we allocate 20% of the operating loss of Zhong Hai Video to Hua Cheng. During the six months ended June 30, 2015, approximately $156,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the six months ended June 30, 2015, operating loss attributable to non-controlling interest was approximately $128,000.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of approximately $2,404,000 and positive working capital of approximately negative $1,847,000. In addition, we had accumulated deficits of approximately $90.2 million and $82.5 million as of June 30, 2016 and 2015, respectively, due to recurring losses since our inception. Subsequent to June 30, 2016, we also entered into investment agreements, the total of which require aggregate cash commitments from us of approximately $5.0 million to invest in the Joint-Venture Company to be formed with Megtron Hong Kong Investment Group Co., Limited per the Joint Venture Agreement signed on May 30, 2016. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to rely on debt and equity financing to pay for ongoing operating expenses and execution of our business plan. On March 28, 2016, we completed a common stock financing for $10.0 million, and we also have the ability to raise funds through various methods by either issuing debt or equity instruments. On July 6, 2016, we completed a stock financing with SSW for $4.0 million. On August 11, 2016, we also entered into a Common Stock Purchase Agreement with a new investor, completing another common stock financing for $4.0 million.

The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,	June 30,
	2016	2015
Net cash used in operating activities	$(4,097,000)	$(3,880,000)
Net cash used in investing activities	(7,234,000)	(65,000)
Net cash provided by financing activities	10,000,000	-
Effect of exchange rate changes on cash	(34,000)	(1,000)
Net decrease in cash	(1,365,000)	(3,946,000)

Cash at beginning of period	3,769,000	10,812,000

Cash at end of period	$2,404,000	$6,866,000

Operating Activities

Cash used in operating activities increased for the six months ended June 30, 2016 compared to 2015, primarily due to increase in payments for accrued expenses and other liabilities, which was partially offset by decrease in payments for accounts payable and decrease in net loss during the six months ended June 30, 2016.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 is comprised of 1) acquisition of property and equipment at $2.1 million mainly for an office building as disclosed in note 14(e) above; 2) investments in intangible assets at $2.2 million primarily for the Game IP Rights acquired from SSS; and 3) investment in Frequency at $3.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was from investment proceeds of $10.0 million received from the sales of 4,545,455 shares of the Company’s common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of the Company’s common stock at an exercise price of $2.75 per share to SSS, while no such financing occurred in the comparative period for the six months ended June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting this standard on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for warrant liabilities. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of this amendment on our financial position, statement of operations or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

The Board appointed Ms. Mei Chen as the Company's Chief Financial Officer effective from April 1, 2016. The Board believes it is in the best interest of the Company and its stockholders to appoint Ms. Chen as the Company's principal financial officer and principal accounting officer, serving an essential role in the financial reporting process of the Company.

On April 11, 2016, the Board accepted Mr. Arthur Wang's resignation as Audit Committee chair and appointed James Cassano as the new chair. The Board also approved Jin Shi and Jerry Fan to serve as new members of the Audit Committee. The Board has reviewed the relationship of each Audit Committee member with the Company in accordance with the NASDAQ Marketplace Rules. Based on the review, the Board believes that each of the Audit Committee Member meets the requirements of NASDAQ Rules under the Exchange Act for independence with respect to audit committees of boards of directors.

Other than the changes stated above, there have been no other significant changes in internal control for the quarter ended June 30, 2016, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June30, 2016, other than those that were previously reported in our Current Reports on Form 8-K .

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2016, the Company entered into a Common Stock Purchase Agreement (the “Harvest SPA”) with Harvest Alternative Investment Opportunities SPC, a Cayman Islands corporation (“Harvest”). Pursuant to the terms of the Harvest SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s common stock for $1.76 per share, or a total purchase price of $4.0 million to Harvest. The SPA contains customary representations, warranties and covenants. The Company issued the shares of its common stock to Harvest in reliance on exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The foregoing description of the Harvest SPA is not purported to be complete and is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Joint Venture Agreement by and between YOU on Demand (Asia) Limited, and Megtron Hongkong Investment Group Co., Limited, dated May 30, 2016.*
10.2	Common Stock Purchase Agreement by and between the Company and Seven Stars Works Co., Ltd., dated July 6, 2016.*
10.3	Common Stock Purchase Agreement by and between the Company and Harvest Alternative Investment Opportunities SPC, dated August 11, 2016.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2016.

YOU ON DEMAND HOLDINGS, INC.

By: /s/ Mei Chen

Name: Mei Chen
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)