Form 10-Q
period 2016-09-30
WECAST NETWORK, INC.
filed 2016-11-14
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

WECAST NETWORK, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Greenwich Street, Suite 516

New York, New York 10013

(Address of principal executive offices)

212-206-1216

(Registrant's telephone number, including area code)

YOU On Demand Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,715,658 shares as of November 11, 2016.

QUARTERLY REPORT ON FORM 10-Q

OF WECAST NETWORK, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “Wecast Network,” “we,” “us,” and “our” are to Wecast Network, Inc. (formerly known as YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” are to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” are to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” are to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” are to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Media” are to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “SSF” are to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” are to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media; (ix) “SEC” are to the United States Securities and Exchange Commission; (x) “Securities Act” are to Securities Act of 1933, as amended; (xi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (xii) “PRC” and “China” are to People’s Republic of China; (xiii) “Renminbi” and “RMB” are to the legal currency of China; (xiv) “U.S. dollar,” “$” and “US$” are to United States dollars; and (xv) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WECAST NETWORK, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,839,286	$3,768,897
Restricted cash	-	2,994,364
Accounts receivable, net	4,102,124	1,689,415
Licensed content, current	962,026	556,591
Prepaid expenses	310,696	362,421
Deferred issuance cost	-	551,218
Other current assets	152,766	157,594
Total current assets	8,366,898	10,080,500
Property and equipment, net	78,674	154,434
Licensed content, non-current	17,946,839	21,085
Intangible assets, net	2,327,378	2,412,591
Goodwill	6,648,911	6,648,911
Long term investments	6,698,160	450,115
Other non-current assets	4,271,203	58,089
Total assets	$46,338,063	$19,825,725

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $219,130 and $44,867 as of September 30, 2016 and December 31, 2015, respectively)	$219,130	$45,788
Deferred revenue of VIEs	4,466	15,080
Accrued expenses (including accrued expenses of VIEs without recourse to the Company of $225,819 and $280,038 as of September 30, 2016 and December 31, 2015, respectively)	966,295	1,196,066
Accrued salaries (including accrued salaries of VIEs without recourse to the Company of nil and $10,861 as of September 30, 2016 and December 31, 2015, respectively)	940,059	1,058,124
Other current liabilities (including other current liabilities of VIEs without recourse to the Company of $438,042 and $298,422 as of September 30, 2016 and December 31, 2015, respectively)	643,753	312,170
Accrued license content fees of VIEs	1,018,921	933,532
Convertible promissory notes	3,000,000	3,000,000
Warrant liabilities	193,391	395,217
Deposit payable	-	2,994,364
Total current liabilities	6,986,015	9,950,341
Deferred income taxes	304,288	330,124
Total liabilities	$7,290,303	$10,280,465

Commitments and contingencies

Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2016 and December 31, 2015, respectively	1,261,995	1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,154,997 and 7,254,997 shares issued and outstanding, liquidation preference of $12,521,245 and $12,696,245 as of September 30, 2016 and December 31, 2015, respectively	7,155	7,255
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 42,715,658 and 24,249,109 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	42,716	24,249
Additional paid-in capital	133,299,521	97,512,542
Accumulated deficit	(92,229,603)	(86,457,840)
Accumulated other comprehensive loss	(705,643)	(414,910)
Total Wecast Network shareholders’ equity	40,414,146	10,671,296
Non-controlling interest	(2,628,381)	(2,388,031)
Total equity	37,785,765	8,283,265
Total liabilities, convertible redeemable preferred stock and equity	$46,338,063	$19,825,725

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$1,626,844	$476,165	$4,377,034	$2,983,741
Cost of revenue	893,796	900,284	2,609,975	2,772,322
Gross profit/(loss)	733,048	(424,119)	1,767,059	211,419

Operating expenses:
Selling, general and administrative expense	2,320,247	1,832,443	6,294,206	5,939,559
Professional fees	326,353	141,034	964,290	581,115
Depreciation and amortization	123,502	98,643	344,308	283,468
Impairment of long-lived assets (Note 6)	172,064	-	172,064	-
Total operating expense	2,942,166	2,072,120	7,774,868	6,804,142

Loss from operations	(2,209,118)	(2,496,239)	(6,007,809)	(6,592,723)

Interest and other income/(expense)
Interest expense, net	(24,971)	(30,613)	(225,154)	(89,168)
Change in fair value of warrant liabilities	58,220	91,315	201,826	125,364
Equity in earning (loss) of equity method investees	17,487	(50,642)	(19,862)	(143,666)
Other	(3,313)	142,280	(8,409)	95,937
Loss before income taxes and non-controlling interest	(2,161,695)	(2,343,899)	(6,059,408)	(6,604,256)

Income tax benefit	8,612	8,612	25,836	25,836

Net loss	(2,153,083)	(2,335,287)	(6,033,572)	(6,578,420)

Net loss attributable to non-controlling interest	105,879	249,369	261,809	376,893

Net loss attributable to Wecast Network shareholders	$(2,047,204)	$(2,085,918)	$(5,771,763)	$(6,201,527)

Basic and diluted loss per share	$(0.05)	$(0.09)	$(0.18)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	41,184,037	24,003,403	31,640,230	23,890,929

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net loss	$(2,153,083)	$(2,335,287)	$(6,033,572)	$(6,578,420)
Other comprehensive loss, net of nil tax

Foreign currency translation adjustments	(67,764)	(182,208)	(269,274)	(182,930)
Comprehensive loss	(2,220,847)	(2,517,495)	(6,302,846)	(6,761,350)
Comprehensive loss attributable to non-controlling interest	100,982	230,472	240,350	359,113
Comprehensive loss attributable to Wecast Network shareholders	$(2,119,865)	$(2,287,023)	$(6,062,496)	$(6,402,237)

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,033,572)	$(6,578,420)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	286,577	517,903
Provision for doubtful accounts (Note 4)	366,887	9,087
Depreciation and amortization	344,308	283,468
Amortization of debt issuance costs	122,696	-
Income tax benefit	(25,836)	(25,836)
Equity in losses of equity method investees	19,862	143,666
Loss on disposal of assets	-	2,421
Change in fair value of warrant liabilities	(201,826)	(125,364)
Impairment of long-lived assets	172,064	-
Foreign currency exchange losses	3,431	-

Change in assets and liabilities:
Accounts receivable	(2,890,663)	(1,496,756)
Licensed content	(639,225)	80,889
Prepaid expenses and other assets	(799)	(338,814)
Accounts payable	177,354	(88,440)
Accrued expenses, salary and other current liabilities	250,856	796,467
Deferred revenue	(10,359)	204,560
Accrued license content fees	112,896	398,064
Net cash used in operating activities	(7,945,349)	(6,217,105)

Cash flows from investing activities:
Acquisition of and deposit for property and equipment	(3,130,862)	(32,193)
Acquisition of leasehold improvements	(455,723)	-
Deposit for investment (Note 10)	(650,000)	-
Investments in intangibles	(2,811,346)	(48,938)
Investment in long term investments	(3,584,025)	-
Net cash used in investing activities	(10,631,956)	(81,131)
Cash flows from financing activities
Proceeds from issuance of shares and warrant (Note 8 and Note 11)	18,000,000	-
Costs associated with financing activities	(294,890)	-
Net cash provided by financing activities	17,705,110	-
Effect of exchange rate changes on cash	(57,416)	(157,374)
Net decrease in cash	(929,611)	(6,455,610)

Cash at beginning of period	3,768,897	10,812,371

Cash at end of period	$2,839,286	$4,356,761

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Exchange of Series E Preferred Stock for common stock	$100	$110
Issuance of convertible note for licensed content (Note 11)	$17,717,847	$-
Issuance of shares for the settlement of liability	$75,000	$-
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost (Note 11)	$17,733,297	$-
Acquisition of long term investment through transfer of Game IP rights (Note 7)	$2,714,441	$-
Payable for workforce acquired (Note 6)	$93,828	$-
Workforce intangible acquired for shares (Note 6)	$121,695	$-

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2015

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Wecast Network Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2015	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	-	-	300,797	-	-	300,797	-	300,797
Common stock issued for services	-	-	120,755	121	216,985	-	-	217,106	-	217,106
Conversion of Series E Preferred Stock into common stock	(110,286)	(110)	110,286	110	-	-	-	-	-	-
Exercise of options			3,181	3	(3)
Net loss attributable to Wecast Network shareholders	-	-	-	-	-	(6,201,527)	-	(6,201,527)	(376,893)	(6,578,420)
Foreign currency translation adjustments	-	-	-	-	-	-	(200,710)	(200,710)	17,780	(182,930)
Balance, September 30, 2015	7,254,997	$7,255	24,027,924	$24,028	$96,865,051	$(84,558,094)	$(266,742)	$12,071,498	$(2,341,232)	$9,730,266

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2016

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Wecast Network Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	286,552	-	-	286,577	-	286,577
Common stock issuance	-	-	9,090,909	9,091	17,268,483	-	-	17,277,574	-	17,277,574
Warrants issued in connection with common stock issuance	-	-	-	-	722,426	-	-	722,426	-	722,426
Issuance cost in connection with the issuance of common stock and warrants	-	-	-	-	(411,223)	-	-	(411,223)	-	(411,223)
Common stock issued from conversion of convertible note	-	-	9,208,860	9,209	17,724,088	-	-	17,733,297	-	17,733,297
Restricted Shares granted in connection with acquisition of intangible	-	-	-	-	121,695	-	-	121,695	-	121,695
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Common stock issued from conversion of series E preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,771,763)	-	(5,771,763)	(261,809)	(6,033,572)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(290,733)	(290,733)	21,459	(269,274)
Balance, September 30, 2016	7,154,997	$7,155	42,715,658	$42,716	$133,299,521	$(92,229,603)	$(705,643)	$40,414,146	$(2,628,381)	$37,785,765

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

Wecast Network, Inc. (the “Company”), formerly known as YOU On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Wecast Network (“Wecast Network”, “we”, “us”, or “the Company”).

Wecast Network provides premium content and integrated value-added service solutions for the delivery of Video-on-Demand (“VOD”) and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016 (“2015 Annual Report”).

In 2016, the Company adopted the Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset. When the cost is incurred before receipt of the debt or funding, entities will continue to record the cost of issuing debt as a separate asset. The costs will continue to be amortized as interest expense using the effective interest method. The adoption of ASU 2015-03 did not have any impact on prior period financial statements as no debt issuance cost were incurred for the debt that was outstanding as of December 31, 2015.

2.	Going Concern and Management’s Plans

For the nine months ended September 30, 2016 and 2015, the Company incurred net losses of approximately $6.0 million and $6.6 million, respectively, and cash used in operations was approximately $7.9 million and $6.2 million, respectively. Further, the Company had cash of $2.8 million and net current liabilities of $7.0 million as of September 30, 2016, including a $3.0 million convertible note due on demand with the maturity date of December 31, 2016 and accumulated deficit of approximately $92.2 million and $84.6 million as of September 30, 2016 and 2015, respectively, due to recurring losses since the inception of our business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing for $10.0 million. In addition, the Company completed two common stock financing with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million, and with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on July 19, 2016 and August 12, 2016, respectively. Although the Company believes it has the ability to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

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

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing and its subsidiary, Zhong Hai Media, which holds the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control Sinotop Beijing and Zhong Hai Media through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

Prior to January 2016, we entered into a series of contractual agreements to give us the ability to control Sinotop Beijing with Zhang Yan, the legal shareholder of Sinotop Bejing (the spouse of our then-CEO). In January 2016, in connection with the appointment of our new CEO and in accordance with our rights under the contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Zhang Yan to Bing Wu, the brother of our current Chairman and Yun Zhu, our Vice President and former Vice President of Beijing Sun Seven Stars Culture Development Limited (“SSS”), (2) the Company terminated the series of contractual arrangements with Zhang Yan, and (3) the Company entered into new contractual agreements with Bing Wu and Yun Zhu (collectively, the “New Sinotop VIE Agreements”). Although the New Sinotop VIE Agreements resulted in changes to the legal shareholders of Sinotop Beijing, there was no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefits of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the New Sinotop VIE Agreements and the Company remained the primary beneficiary of Sinotop Beijing after the signing of the New Sinotop VIE Agreements. Accordingly, the change in legal ownership of Sinotop Beijing did not have any impact to the Company’s consolidation of Sinotop Beijing. The key terms of the New Sinotop VIE Agreements are summarized as follows:

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Media that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Media, except for the registered capital of these two entities amounting to RMB17.0 million (approximately $2.6 million) as of September 30, 2016. As Sinotop Beijing and Zhong Hai Media are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

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

On April 5, 2016, YOD WFOE entered into variable interest entity agreements with SSF and its nominee shareholders pursuant to the Amended Tianjin Agreement dated December 21, 2015 (see Note 11 (c)) (the “SSF VIE Agreements”). Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Bruno Zheng Wu, the Company’s Chairman. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

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

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of September 30, 2016, RMB 27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 27.6 million (US $4.2 million) in the form of capital contribution and accordingly the loan is eliminated with the capital of SSF upon consolidation. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of September 30, 2016. As SSF is incorporated as limited liability company under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$423,224	$1,001,094
Accounts receivable, net	4,102,124	1,689,415
Licensed content, current	962,026	556,591
Prepaid expenses	118,571	98,893
Other current assets	124,266	133,582
Intercompany receivables due from the Company's subsidiaries(i)	156,576	161,017
Total current assets	5,886,787	3,640,592
Property and equipment, net	64,386	149,880
Licensed content, non-current	228,992	21,085
Intangible assets, net	2,951	253,771
Long term investments	3,698,160	450,115
Other non-current assets	585,014	58,026
Total assets	$10,466,290	$4,573,469

LIABILITIES
Current liabilities:
Accounts payable	$219,130	$44,867
Deferred revenue	4,466	15,080
Accrued expenses	225,819	280,038
Other current liabilities	438,042	298,422
Accrued salaries	-	10,861
Accrued license content fees	1,018,921	933,532
Intercompany payables due to the Company's subsidiaries(i)	14,852,719	12,512,954
Total current liabilities	16,759,097	14,095,754
Total liabilities	$16,759,097	$14,095,754

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Revenue	$4,377,034	$2,983,741
Net loss	$(1,182,884)	$(2,030,575)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(3,777,951)	$(352,169)
Net cash used in investing activities	$(3,355,296)	$(79,815)
Net cash provided by intercompany financing activities(i)	$6,555,377	$-

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $4.2 million to SSF in the nine months period ended September 30,2016.

The revenue producing assets that are held by the VIEs and a VIE’s subsidiary primarily comprise of licensed content, network equipment, software and licenses and website. Substantially all of such assets are recognized in the Company’s consolidated financial statements, except for certain Internet Content Provider licenses, internally developed software, trademarks and patent applications which were not recorded on the Company’s consolidated balance sheets as they do not meet all the capitalization criteria. The VIEs also have assembled work force for sales, marketing and operations.

4. Accounts Receivable

Accounts receivable is consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts receivable, gross:	$4,469,011	$1,689,415
Less: allowance for doubtful accounts	(366,887)	-
Accounts receivable, net	$4,102,124	$1,689,415

The movement of the allownace for doubtful accounts is as follows:

	September 30, 2016	September 30, 2015
Balance at the beginning of the period	$-	$-
Additions charged to bad debt expense	366,887	9,087
Write-off of bad debt allowance	-	(9,087)
Balance at the end of the period	$366,887	$-

5.	Property and Equipment

The following is a breakdown of our property and equipment:

	September 30,	December 31,
	2016	2015
Furniture and office equipment	$914,723	$910,420
Leasehold improvements	177,207	190,722
Total property and equipment	1,091,930	1,101,142
Less: accumulated depreciation	(1,013,256)	(946,708)
Property and Equipment, net	$78,674	$154,434

We recorded depreciation expense of approximately $33,000 and $101,000 for the three and nine months ended September 30, 2016 and $47,000 and $147,000 for the three and nine months ended September 30, 2015 respectively.

6.	Intangible Assets

As of September 30, 2016 and December 31, 2015, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	September 30, 2016				December 31, 2015
Amortizing Intangible	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Charter/Cooperation agreements	$2,755,821	$(849,716)	$-	$1,906,105	$2,755,821	$(746,372)	$-	$2,009,449
Software and licenses	274,017	(241,778)	-	32,239	253,930	(234,947)	-	18,983
Website and mobile app development (ii)	616,218	(444,502)	(171,716)	-	653,830	(403,961)	-	249,869
Workforce (i)	305,693	(50,949)		254,744	-	-	-	-
Total amortizing intangible assets	$3,951,749	$(1,586,945)	$(171,716)	$2,193,088	$3,663,581	$(1,385,280)	$-	$2,278,301
Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Total intangible assets	$4,086,039	$(1,586,945)	$(171,716)	$2,327,378	$3,797,871	$(1,385,280)	$-	$2,412,591

(i) On April 1, 2016, Wecast Network entered into an agreement with Mr. Liu Changsheng, under which Wecast Network agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with a six month restriction period and a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel enter into three year employment contracts with Wecast Network effective from April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration is due upon the signing of the agreement, 20% is due 2 months after the signing of the agreement and 50% is due 6 months after the signing of the agreement. Cash consideration of $93,825 has been paid as of September 30, 2016, and $93,828 was paid on October 31, 2016. If any of three key staff, as defined, terminated their employment with Wecast Network during the first 12 months of employment, Wecast Network has right to forfeit the unpaid cash consideration. In addition, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180.

Wecast Network has accounted for the transaction as an asset acquisition in which Wecast Network mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

We recorded amortization expense related to our amortizing intangible assets of approximately $90,000 and $243,000 for the three and nine months ended September 30, 2016 and $52,000 and $137,000 for the three and nine months ended September 30, 2015 respectively, which included the amortization expense of the workforce acquired as stated above.

(ii) Considering a new mobile app is being developed to be put into market in October, 2016, we determined that the future cash flows generated from the old mobile app was nil. In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. We estimated the fair value of this intangible asset to be nil as of September 30, 2016. Impairment loss recognized from this intangible asset for the three months ended September 30, 2016 and 2015 is $172,000 and nil, respectively.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2016 (3 months)	$65,090
2017	251,003
2018	250,665
2019	168,049
2020	137,792
2021	137,792
Thereafter	1,182,697
Total amortization to be recognized	$2,193,088

7.	Long Term Investments

(i)	Long Term Investments under Cost Method

(a)	Investment in Topsgames

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain game IP rights (“Game IP Rights”) for approximately $2.7 million (RMB18 million) in cash. As of September 30, 2016, $2.7 million has been all paid to SSS. On April 15, 2016, SSF entered into a Capital Increase Agreement with Nanjing Tops Game Co., Ltd. (“Topsgame”) and its shareholders whereby SSF transferred the Game IP Rights acquired from SSS to Topsgame in exchange for 13% of Topsgame’s equity ownership. Topsgame is a PRC company that specializes in the independent development and operation of online, stand-alone and other games as well as the distribution of domestic and overseas games. The investment was part of the Company’s transformation and expansion strategy. The Company’s 13% ownership interest does not provide the Company with the right to nor does the Company have representation on the board of directors of Topsgame.

The Company has recognized the cost of the investment in Topsgame, which is a private company with no readily determinable fair value, equal to the fair value of Game IP Rights of approximately $2.7 million and account for the investment by the cost method.

In accordance with Topsgame’s board resolution made on July 1, 2016 for all its shareholders to proportionally increase their investments in Topsgame by RMB 30,000,000, SSF has increased its investment in Topsgame by RMB 3,900,000 (approximately $584,000) on September 14, 2016, which maintain 13% equity ownership of Topsgame. The investment was still accounted by the cost method and amounted to $3.3 million as of September 30, 2016.

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

The Company has recognized the cost of the investment in Frequency, which is a private company with no readily determinable fair value, at its cost of $3 million and account for the investment by the cost method. As of September 30, 2016, investment in Frequency was $3 million.

(ii)	Long Term Investment under Equity Method

(c)	Investment in Shandong Media and Hua Cheng

Investments in entities where the Company can exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil provided the Company does not guarantee the investee’s obligations nor it is committed to provide additional funding.

As of and for the period ended September 30, 2016 and December 31, 2015, the Company’s long term equity investments are comprised of the Company’ investment in Shandong Lushi Media Co., Ltd. (“Shandong Media”) and Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”), which are 30% and 39%, respectively, owned by Sinotop Beijing. The long term investment in Shandong Media was nil and nil as of September 30, 2016 and December 31, 2015 respectively, and the long term investment in Hua Cheng was $0.4 million and $0.5 million as of September 30, 2016 and December 31, 2015 respectively.

8.	Stockholders’ Equity

On July 6, 2016, the Company entered into a Common Stock Purchase Agreement (the “SSW SPA”) with Seven Stars Works Co., Ltd., a Korea company (“SSW”) and an affiliate of SSS. Pursuant to the terms of the SSW SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s common stock for $1.76 per share, or a total purchase price of $4.0 million to SSW. A total of $4.0 million was received and 2,272,727 shares were issued on July 19, 2016.

On August 11, 2016, the Company entered into Common Stock Purchase Agreement (the “Harvest SPA”) with Harvest Alternative Investment Opportunities SPC (“Harvest”), a Cayman Islands company. Pursuant to the terms of the Harvest SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s Common Stock, for $1.76 per share, or a total purchase price of $4.0 million to Harvest. A total of $4.0 million was received and 2,272,727 shares were issued on August 12, 2016.

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

The fair value of the warrant liabilities at September 30, 2016 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2015. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	September 30,	December 31,
	2016	2015
Risk-free interest rate	0.59%	0.92%
Expected volatility	60%	60%
Expected term	0.92 years	1.67 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 12)	$-	$-	$193,391	$193,391

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 12)	$-	$-	$395,217	$395,217

The table below reflects the components effecting the change in fair value for the nine months ended September 30, 2016:

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30 , 2016
	January 1,		Change in	September 30,
	2016	Settlements	Fair Value	2016
Liabilities:
Warrant liabilities (see Note 12)	$395,217	$-	$(201,826)	$193,391

On March 28, 2016, the Company issued common stock and warrant to SSS (see Note 11). The warrant is considered an equity classified instrument and the fair value of the warrant on March 28, 2016 was $672,727, which was valued using the Monte Carlos Simulation method. The following assumptions were incorporated:

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

The carrying amount of cash, accounts receivable, accounts payable, accrued expenses, other payables and convertible note as of September 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments.

10.	Related Party Transactions

(a)	$3.0 Million Convertible Note

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

For the three and nine months ended September 30, 2016, the Company recorded interest expense of $30,000 and $90,000, respectively, related to the Note; For the three and nine months ended September 30, 2015, the Company recorded interest expense of $30,000 and $90,000, respectively, related to the Note. As of September 30, 2016, total accrued and unpaid interest amounted to $497,425 and is recorded in accrued expenses in the the Consolidated Balance Sheet.

(b) Revenue and Accounts Receivable

In March 2015, Zhong Hai Media entered into an agreement with C Media Limited (“C Media”), a beneficial owner of more than 5% of our capital stock, controlled by our director Xuesong Song, to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the three months ended September 30, 2016 and September 30, 2015, total revenue recognized amounted to nil and nil, respectively. For the nine months ended September 30, 2016 and September 30, 2015, total revenue recognized amounted to nil and $182,000, respectively. As of September 30, 2016, total accounts receivable due from C Media amounted to approximately $90,000. The entire $90,000 accounts receivable due from C Media was collected on October 20, 2016.

(c) Cost of Revenue

Hua Cheng, the minority shareholder of Zhong Hai Media, charged us licensed content fees of approximately $55,000 and nil for the three months ended September 30, 2016 and 2015, and approximately $148,000 and $80,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30 2016, total accrued license content fees due to Hua Cheng amounted to approximately $164,000.

(d) Purchase of Game IP Rights

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash based on total fair value of the Game IP Rights, which was determined to be approximately $2.7 million (RMB 18 million), of which approximately $2.1 million (RMB 14 million) and $0.6 million (RMB 4 million) has been paid out in the quarter ended on June 30 and September 30 respectively. The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topsgame as disclosed in Note 7 above.

(e) Deposit for Investment in MYP

On September 19, 2016, the Company signed a non-binding term sheet with Sun Video Group HK Limited (“SVG”) in purchase for its 51% ownership of M.Y. Products, LLC (“MYP”), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash. SVG guarantees MYP will achieve $200 million cumulative top line revenue, within 12 months of closing. If MYP fails to meet the guarantee, then SVG shall forfeit back to the Company the Wecast Network common stock it received, on a pro-rata basis of revenue achieved. The shares will be held in escrow until the guarantee is met. MYP is 51% owned by SVG, an affiliate of the Company’s Chairman, Bruno Wu, and SSS.

In accordance with the term sheet, the Company shall wire $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. If this above-stated transaction is not completed within 6 months (unless further extended by both parties), then the Good Faith Deposit shall be repaid within 15 business days. As of September 30, 2016, the transaction has not yet been closed, and $650,000 of the deposit has been paid to MYP. The rest of $150,000 of the deposit was paid on November 8, 2016.

11.	SSS Agreements

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

On March 28, 2016, pursuant to the Amended and Restated SSS Purchase Agreement, SSS granted the Company non-exclusive royalty-free distribution rights for certain video content value at approximately $29.1 million in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000, was originally due to mature on May 21, 2016, and beard an interest at the rate of 0.56% per annum. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, which was obtained on June 27, 2016, the SSS Note was automatically converted into 9,208,860 shares of the Company’s common stock. On June 27, 2016, shareholder approval was obtained.

In connection with the issuance of the SSS Note, the Company recorded debt issuance costs of approximately $131,000 which was to be amortized over the period of the SSS Note’s maturity date, of which approximately nil and $122,000 was recognized during the three and nine months ended September 30, 2016 respectively.

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

The carrying value of the SSS Note as of June 27, 2016, which included the unamortized issuance costs of $9,000 and, pursuant to the terms of SSS Note, accrued interest expense (as to the date of conversion) of $ 24,000 has been recorded into the common shares issued on June 27, 2016.

(c)	Amended Tianjin Agreement

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, Tianjin Enternet was to contribute 100% of the equity ownership of SSF, a newly-formed subsidiary of Tianjin Enternet to the Company. Contingent on the performance of SSF, Tianjin Enternet will receive shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn-out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) are achieved. The earn-out provision for 2016, 2017 and 2018 are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. In the event that the Company has not obtained the required vote from shareholders to issue the earn-out shares to Tianjin Enternet, the Company shall issue a promissory note with a principal amount equal to the quotient by multiplying 5.0 million by the applicable stock price defined in the agreement.

On April 5, 2016, in lieu of Tianjin Enternet contributing 100% of the equity ownership of SSF to the Company, YOD WFOE entered into VIE agreements with SSF and its legal shareholders in order to comply with PRC regulatory requirements on certain industries. SSF is 99% owned by Lan Yang, the spouse of Bruno Zheng Wu, the Company’s Chairman, and 1% owned by Yun Zhu, a Vice President of Wecast Network. By virtue of these VIE agreements; YOD WFOE obtained financial controlling interest in SSF, including the power to direct the activities of SSF, and therefore is the primary beneficiary of SSF. As the control of SSF was transferred to YOD WFOE through both the VIE agreements and physical handover of company documents on April 5, 2016, the transaction was determined to be completed on that date.

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

The Company obtained control of SSF on April 5, 2016. As of September 30, 2016, SSF had not been fully ready yet to conduct its new business, including any Internet, telecommunication or content related sales and operations. Accordingly, the liability recognized was nil as of September 30, 2016 because the conditions to trigger the issuance of the Earn-Out Share Award were not probable of being met.

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

As of September 30, 2016 and December 31, 2015, the warrant liability was re-valued as disclosed in Note 9, and recorded at its fair value of approximately $193,000 and $395,000, respectively, resulting in a gain of approximately $202,000 for the nine months ended September 30, 2016. There were no warrants exercised during nine months ended September 30, 2016 and 2015, respectively.

13.	Share-Based Payments

As of September 30, 2016, the Company had 2,151,428 options and 3,783,002 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 11 (a)) to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015
Employees and directors share-based payments	$75,000	$174,000	$287,000	$518,000

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of September 30, 2016, options available for issuance are 1,239,467 shares.

(a)	Stock Options

Stock option activity for the nine months ended September 30, 2016 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	1,734,429	$2.77
Granted	455,000	1.58
Exercised	-	-
Expired	(25,897)	1.65
Forfeited	(12,104)	1.65
Outstanding at September 30, 2016	2,151,428	2.54	4.91	-
Vested and expected to vest as of September 30, 2016	2,151,428	2.54	4.91	-
Options exercisable at September 30, 2016 (vested)	2,113,615	2.55	4.84	-

On July 6, 2016, 455,000 shares stock options were issued to certain employees for services provided to us. The fair value of the stock options granted were valued using the Black-Scholes Merton method on the grant date, amounting to $423,000.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the years presented:

Black Scholes
July 6, 2016
Risk-free interest rate	1.06%
Expected volatility	60%~70%
Expected term	5.88 years
Expected dividend yield	0%

As of September 30, 2016, approximately $435,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 2.64 years. The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was approximately $12,000 and $301,000 respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

As of September 30, 2016, the weighted average exercise price of the warrants was $1.68 and the weighted average remaining life was 1.87 years. The May 2011 Warner Brothers Warrants of 200,000 and 2011 Service Agreement Warrants of 26,667 expired as of September 30, 2016. The following table outlines the warrants outstanding and exercisable as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

May 2011 Warner Brothers Warrants	-	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	-	26,667	$7.20	06/15/16
2012 August Financing Warrants(i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
	1,964,820	2,191,487

(i)	The warrants are classified as derivative liabilities as disclosed in Note 12.

14.	Net Loss Per Common Share

Basic net loss per common share attributable to Wecast Network shareholders is calculated by dividing the net loss attributable to Wecast Network shareholders by the weighted average number of outstanding common shares during the applicable period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the nine months ended September 30, 2016 and 2015, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	September 30,	September 30,
	2016	2015
Warrants - issued to SSS (Note 11(a))	1,818,182	-
Warrants - Others (Note 13)	1,964,820	2,191,487
Options	2,151,428	1,721,096
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,154,997	7,254,997
Convertible promissory notes	2,015,812	1,947,053
Total	16,038,572	14,047,966

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,	September 30,
	2016	2015
Exercise of stock warrants	3,783,002	2,191,487
Issuable shares for stock options and restricted shares	3,928,870	3,928,870
Conversion of preferred stock	8,088,330	8,188,330
Issuable shares from conversion of promissory notes payable	2,015,812	1,947,053
Total	17,816,014	16,255,740

15.	Income Taxes

As of September 30, 2016, the Company had approximately $27.7 million of the U.S domestic cumulative tax loss carryforwards and approximately $17.0 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2016 to year 2021, respectively. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. The valuation allowance increased approximately $0.2 million and $1.8 million during the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

16.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2016, the Company's potential minimum cash obligation to these employees was approximately $279,000.

(b) Operating Lease Commitment

The Company is committed to paying operating leases related to our offices in China through 2020 and thereafter as follows:

Leased Property
Years ending December 31,	Costs
2016 (3 months)	$125,000
2017	304,000
2018	309,000
2019	266,000
2020	205,000
Thereafter	87,000
Total	$1,296,000

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2019 as follows:

Years ending December 31,	Content Costs
2016 (3 months)	$2,294,000
2017	425,000
2018	225,000
2019	225,000
Total	$3,169,000

(d) Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of September 30, 2016, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

(e) Acquisition of Property Commitment

In consideration of the Company’s business expansion and rising rental costs, on February 2016, the Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building.

Total consideration for the property acquisition was approximately $4,239,000 (RMB 27 million), which the Company has paid $3,214,000 million (RMB 21 million) in the second and third quarters of 2016 and is committed to paying the following through 2016 as follows:

Years ending December 31,	Property
2016 (3 months)	1,025,000
Total	$1,025,000

(f) Marketing Expense Commitment

The Company is committed to paying marketing expense through 2016 as follows:

Years ending December 31,	Marketing expenses
2016 (3 months)	249,000
Total	$249,000

(g) Investment commitment

The Company entered into a Joint Venture Agreement (the “JV Agreement”) with Megtron Hong Kong Investment Group Co., Limited on May 30, 2016, pursuant to which the Company is committed to contribute RMB 5.0 million within one month after the Joint-Venture Company is formed.

17.	Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Media, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

For the nine months ended September 30, 2016, three customers individually accounted for 31%, 16% and 13% of the Company’s revenue. Three customers individually accounted for 33%, 14% and 12% of the Company’s net accounts receivables as of September 30, 2016.

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

For the nine months ended September 30, 2016, four suppliers individually accounted for 30%, 24%, 20% and 13% of the Company’s cost of revenues. Two suppliers individually accounted for 85% and 15% of the Company’s accrued license content fees as of September 30, 2016.

For the nine months ended September 30, 2015, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for 10% of the Company’s accounts payable as of September 30, 2015.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of September 30, 2016 and 2015, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Demand deposits maintained at banks consist of the following:

	September 30,	December 31,
	2016	2015
RMB denominated bank deposits with financial institutions in the PRC	$485,582	1,076,430
US dollar denominated bank deposits with financial institutions in the PRC	$1,454,874	2,613,834
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$765,611	23,460
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$132,268	53,231
US dollar denominated bank deposits with financial institutions in Cayman Islands (“Cayman”)	$157	99
RMB restricted cash denominated bank deposits with financial institutions in the PRC	$-	2,994,364

As of September 30, 2016 and December 31, 2015 deposits of $236,826 and $241,807 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

18.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $1,000 and $3,000 for the three and nine months ended September 30, 2016 respectively and $1,000 and $7,000 for the three and nine months ended September 30, 2015 respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

Overview

Wecast Network is a premium Video On Demand (“VOD”) service provider with primary operations in the People’s Republic of China (“PRC”). Wecast Network, Inc. was incorporated in the State of Nevada on October 19, 2004. Wecast Network is leveraging and optimizing its current operations as a premium content Video On Demand service provider in China to evolve into a global, B2B2C, mobile-driven, consumer management platform for both enterprises and consumers.  By aiming to establish the world’s premier multimedia, social networking and e-commerce-enabled network with the largest global effective connected user base, Wecast Network, through this expanded, cloud-based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of Wecast Network–branded products and services to enterprise customers and end-use consumers - anytime and anywhere, across multiple platforms and devices.

Wecast Network, through its subsidiaries and consolidated variable interest entities, provides enhanced premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct to customers.

We launched our VOD service through the acquisition of YOD Hong Kong, formerly Sinotop Group Limited, on July 30, 2010. Through a series of contractual agreements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Beijing Sino Top Scope Technology Co., Ltd. (“Sinotop Beijing”), a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Shi Xun Media Co., Ltd. (“Zhong Hai Media”), though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Media, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Recent Development

On September 19, 2016, Wecast Network signed a non-binding term sheet with Sun Video Group HK Limited ("SVG") for the purchase of its 51% interest of M.Y. Products, LLC ("MYP"), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash. SVG guarantees MYP will achieve $200 million cumulative top line revenue, within 12 months of closing. If MYP fails to meet the guarantee, then SVG shall forfeit back to the Company the Wecast Network common stock it received, on a pro-rata basis  of revenue achieved. The shares will be held in escrow until the guarantee is met. MYP is 51% owned by SVG, an affiliate of Wecast Network's Chairman, Bruno Wu, and SSS. As of September 30, 2016, the deal with MYP is contingent upon, among other things, a fairness opinion and third-party valuation.

Additionally, the Company changed its corporate name to Wecast Network, Inc. (“Wecast Network”), and the amendment for the name change has been filed with the state of Nevada and the change has become effective from November 11, 2016.

The purpose of changing the corporate name to Wecast Network, was to find a designation that could better encompass and further establish the Company’s unique identity in the industry and to more accurately represent the planned full portfolio of solutions and services that are in development and aimed at both a Chinese and global audience. This name change marks a new and expanded focus, and it underscores the Company’s firm commitment to offering innovative products and solutions that go well beyond the current offering. We are investing heavily in the future of our Company, as the Company’s industry requires an innovative approach and a fundamentally different way of operating. The Company’s transformation strategy is focused on understanding and capturing data on the Company’s consumer's desires and habits and leveraging business partner's technology and marketing to better monetize our Company’s world-class content in order to deliver personalized experiences to our Company’s contracted and addressable users and drive value for all of the stakeholders. The rebranding to Wecast Network represents the ecosystem our Company is trying to build, coupled with our Company’s intention to leverage the infrastructure and reach of some of our Company’s partners in order to execute on the Company’s strategy.

Alongside the corporate name change, the Company is launching the Wecast Supply Chain Management Platform ("WSCM") that will reside under the Video Commerce Division.  WSCM will be an innovative platform that will directly connect Chinese product manufacturers to a global market of big box retailers (via various technology platforms), thereby disrupting the existing hierarchical and multilayered model of distribution. MYP will be a cornerstone of WSCM.

Through this transaction, Wecast Network is gaining both a M2B or Manufacturer to Business, supply chain management operator as well as a M2C or Manufacturer to Consumer, video commerce operator, both of which will offer a full suite of pre-and post-sale services including administration, product management, logistics, financing, branding, licensing support and marketing for Chinese manufacturers exporting to the U.S.  MYP assists Chinese manufacturer's revenue and profitability by reducing exorbitant middlemen costs that exist today in the distribution chain and allowing some of those savings to be reapportioned to brand development and design.

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

Taxation

United States

Wecast Network, Inc. is subject to United States tax. No provision for income taxes in the United States has been made as Wecast Network, Inc. had no income taxable in the United States since inception.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Amount Change	% Change
Revenue	$1,627,000	$476,000	$1,151,000	242%
Cost of revenue	894,000	900,000	(6,000)	-1%
Gross profit/(loss)	733,000	(424,000)	1,157,000	-273%

Operating expense:
Selling, general and administrative expenses	2,320,000	1,832,000	488,000	27%
Professional fees	326,000	141,000	185,000	131%
Depreciation and amortization	124,000	99,000	25,000	25%
Impairment of long-lived assets	172,000	-	172,000	100%
Total operating expense	2,942,000	2,072,000	870,000	42%

Loss from operations	(2,209,000)	(2,496,000)	287,000	-11%

Interest and other income/(expense)
Interest expense, net	(25,000)	(31,000)	6,000	-19%
Change in fair value of warrant liabilities	58,000	91,000	(33,000)	-36%
Equity in earning (loss) of equity method investees	17,000	(51,000)	68,000	-133%
Others	(3,000)	142,000	(145,000)	-102%

Loss before income taxes and non-controlling interest	(2,162,000)	(2,345,000)	183,000	-8%

Income tax benefit	9,000	9,000	-	-

Net loss	(2,153,000)	(2,336,000)	183,000	-8%

Net loss attributable to non-controlling interest	106,000	249,000	(143,000)	-57%

Net loss attributable to Wescast Network shareholders	$(2,047,000)	$(2,087,000)	$40,000	-2%

Revenues

Revenue for the three months ended September 30, 2016 was approximately $1,627,000, as compared to $476,000 for the same period in 2015 with increase of 242%. The revenue increase in the three months ended September 30, 2016 was primarily attributed to the revenue increase from our Cable platform, which comprised 78% of the total revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 in which 38% was generated from our Cable revenue stream. In addition, our revenue is primarily derived from delivery of our licensed content, which spans across multiple platforms and distribution networks thereby causing some variability in the timing of our content delivery.

Cost of revenues

Cost of revenues was approximately $894,000 for the three months ended September 30, 2016, as compared to $900,000 for the three months ended September 30, 2015. Our cost of revenues is primarily comprised of content licensing fees.

Gross profit

Our gross profit for the three months ended September 30, 2016 was approximately $733,000 as compared to gross loss of $424,000 during the same period in 2015. Our gross margin percentage was 45% and -89% for the three month periods ended September 30, 2016 and 2015, respectively. The increase in gross profit of approximately $1,157,000 was primarily due to the increase of revenue recognized in the third quarter of this year, which was driven by certain significant minimum guarantee contracts signed and executed from Cable revenue stream, occurring alongside our current business transformation and expansion.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2016, increased approximately $488,000, to $2,320,000, as compared to $1,832,000 for the three months ended September 30, 2015.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 51% and 58% of our selling, general and administrative expenses for the three months ended September 30, 2016 and 2015, respectively. For the third quarter of 2016, salaries and personnel costs totaled $1,193,000, an increase of approximately $131,000, or 12%, as compared to $1,062,000 for the same period of 2015. The increase was primarily attributed to the recent business transformation and expansion of the Company, which was demonstrated by establishment of the new technical department and approximately 20% headcount increase via recruitment during the second and third quarters.

The other major components of our selling, general and administrative expenses include marketing and promotion expenses, outsourced technology costs, rent and severance. For the three months ended September 30, 2016, these costs totaled $1,127,000, a net increase of approximately $356,000, or 46%, as compared to $771,000 for the same period in 2015. The increase was primarily attributed to the increase of bad debt expense and business travel by approximately $367,000 and $76,000, respectively, which was offset by decrease of marketing promotion expense and outsourcing R&D cost by approximately $115,000 and $45,000 respectively.

Professional fees

Professional fees are generally related to public company reporting and governance expenses. Our costs for professional fees increased approximately $185,000, or 131%, to $326,000 for the three months ended September 30, 2016, from $141,000 for the same period in 2015. The increase in professional fees was related to legal, audit and advisory expenses, among which audit, legal and advisory expenses has increased by approximately $33,000, $66,000 and $86,000 respectively from the same period in 2015.

Depreciation and amortization

Our depreciation and amortization expense increased by approximately $25,000, or 25%, to $124,000 in the three months ended September 30, 2016, from $99,000 during the three months ended September 30, 2015. The increase was mainly due to amortization of costs related to the workforce acquired on April 1, 2016.

Impairment of long-lived assets

The loss from impairment of long-lived assets increased by approximately $172,000, or 100%, to $172,000 in the three months ended September 30, 2016, from nil during the three months ended September 30, 2015. The increase was caused by impairment made for mobile app development.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of approximately $58,000 and a gain of approximately $91,000 for the three months ended September 30, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the three months ended September 30, 2016, approximately $106,000 of our operating loss from Zhong Hai Media was allocated to Hua Cheng. For the three months ended September 30, 2015, operating loss attributable to non-controlling interest was approximately $249,000.

Comparison of Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Amount Change	% Change
Revenue	$4,377,000	$2,984,000	$1,393,000	47%
Cost of revenue	2,610,000	2,772,000	(162,000)	-6%
Gross profit	1,767,000	212,000	1,555,000	733%

Operating expense:
Selling, general and administrative expenses	6,294,000	5,940,000	354,000	6%
Professional fees	964,000	581,000	383,000	66%
Depreciation and amortization	345,000	283,000	62,000	22%
Impairment of long-lived assets	172,000	-	172,000	100%
Total operating expense	7,775,000	6,804,000	971,000	14%

Loss from operations	(6,008,000)	(6,592,000)	584,000	-9%

Interest & other income/(expense)
Interest expense, net	(225,000)	(89,000)	(136,000)	153%
Change in fair value of warrant liabilities	202,000	125,000	77,000	62%
Change in fair value of contingent consideration	-	-	-	-
Equity in loss of equity method investees	(20,000)	(144,000)	124,000	-86%
Gain from disposal of consolidated entities	-	-	-	-
Others	(9,000)	96,000	(105,000)	-109%

Loss before income taxes and non-controlling interest	(6,060,000)	(6,604,000)	544,000	-8%

Income tax benefit	26,000	26,000	-	-

Net loss	(6,034,000)	(6,578,000)	544,000	-8%

Net loss attributable to non-controlling interests	262,000	377,000	(115,000)	-31%

Net loss attributable to Wecast Network shareholders	$(5,772,000)	$(6,201,000)	$429,000	-7%

Revenues

Revenue for the nine months ended September 30, 2016 was approximately $4,377,000, as compared to $2,984,000 for the same period in 2015. The increase in revenue of approximately $1,393,000 was primarily attributable to revenue increase of $1,094,000 from our Cable platform in the third quarter of 2016, which comprised 78% of the total revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 in which 38% was generated from our Cable revenue stream. The other revenue increase was contributed by growth of our multi-platform video streaming services from the same period in 2015.

Cost of revenues

Cost of revenues was approximately $2,610,000 for the nine months ended September 30, 2016, as compared to $2,772,000 for the nine months ended September 30, 2015. The decrease of approximately $162,000, or 6%, was primarily due to delay in expected revenue from content titles which impacted our content license cost amortization pattern. Our cost of revenues is primarily comprised of content licensing fees.

Gross profit

Our gross profit for the nine months ended September 30, 2016 was approximately $1,767,000, as compared to $212,000 gross profit during the same period in 2015. Our gross profit margin percentage was 40% and 7.1% for the nine month periods ended September 30, 2016 and 2015, respectively. The increase in gross profit of approximately $1,555,000 was primarily due to the increase of revenue in the third quarter of 2016, which was primarily driven by the execution of certain significant minimum guarantee contracts signed during the third quarter from Cable revenue stream, occurring alongside the current business transformation and expansion.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2016, increased approximately $354,000, to $6,294,000, as compared to $5,940,000 for the nine months ended September 30, 2015.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 48% and 51% of our selling, general and administrative expenses for the nine months ended September 30, 2016 and September 30, 2015. For the three quarters of 2016, salaries and personnel costs totaled $2,997,000, a decrease of approximately $23,000, or 1%, as compared to $3,020,000 for the same period of 2015. The decrease was primarily due to the decrease of compensation expense by $200,000 respectively, which was offset by the increase of payroll and welfare cost of other staff.

The other major components of our selling, general and administrative expenses include marketing and promoting, technology and severance expense. For the nine months ended September 30, 2016, these costs totaled $3,297,000, a net increase of approximately $377,000, or 13%, as compared to $2,920,000 for the same period in 2015, primarily due to the increase of bad debt expense, severance payment and business travel expense by approximately $367,000, $298,000 and $109,000 respectively, which was offset by decrease of outsourcing R&D cost and advertising promotion costs by approximately $164,000 and $149,000 respectively.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to expansion of our VOD business. Our costs for professional fees increased approximately $383,000, or 66%, to $964,000 for the nine months ended September 30, 2016, from $581,000 for the same period in 2015. The increase in professional fees was related to legal, audit and advisory expenses, among which audit, legal and advisory expenses has increased by approximately $153,000, $103,000 and $127,000 respectively from the same period in 2015.

Depreciation and amortization

Our depreciation and amortization expense increased by approximately $62,000, or 22%, to $345,000 in the nine months ended September 30, 2016, from $283,000 during the nine months ended September 30, 2015. The increase was mainly due to amortization of costs related to workforce acquired on April 1, 2016.

Interest expense, net

Our interest expense increased by approximately $136,000 to $225,000 for the nine months ended September 30, 2016, from $89,000 during the same period in 2015. Interest expense increase during 2016 was primarily comprised of 1) approximately $123,000 interest expense recorded related to the amortization of debt issuance costs related to the issuance of the $17.7 million convertible note to SSS, and 2) approximately $24,000 interest expenses accrued for the convertible note issued to SSS before its conversion on June 27, 2016.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of approximately $202,000 and a gain of approximately $125,000 for the nine months ended September 30, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the nine months ended September 30, 2016, approximately $262,000 of our operating loss from Zhong Hai Media was allocated to Hua Cheng. For the nine months ended September 30, 2015, operating loss attributable to non-controlling interest was approximately $377,000.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of approximately $2,839,000 and positive working capital of approximately $1,381,000. In addition, we had accumulated deficits of approximately $92.2 million and $84.6 million as of September 30, 2016 and 2015, respectively, due to recurring losses since our inception. We entered into an investment agreement, the total of which require aggregate cash commitments from us of approximately RMB 5.0 million to invest in the Joint-Venture Company to be formed with Megtron Hong Kong Investment Group Co., Limited per the Joint Venture Agreement signed on May 30, 2016. The first installment of RMB 1.0 million was paid on October 10, 2016. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to rely on debt and equity financing to pay for ongoing operating expenses and execution of our business plan. On March 28, 2016, we completed a common stock financing for $10.0 million. On July 19, 2016, we completed a stock financing with SSW for $4.0 million. On August 12, 2016, we completed another common stock financing with Harvest Alternative investment opportunities SPC (“Harvest”) for $4.0 million. We have the ability to raise funds through various methods by either issuing debt or equity instruments.

The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(7,945,000)	$(6,217,000)
Net cash used in investing activities	(10,632,000)	(81,000)
Net cash provided by financing activities	17,705,000	-
Effect of exchange rate changes on cash	(58,000)	(157,000)
Net decrease in cash	(930,000)	(6,455,000)

Cash at beginning of period	3,769,000	10,812,000

Cash at end of period	$2,839,000	$4,357,000

Operating Activities

Cash used in operating activities increased for the nine months ended September 30, 2016 compared to 2015, primarily caused by decrease in collection from accounts receivable and increase in payments made for license content fees, accrued expenses and other liabilities, which was partially offset by decrease in payments for accounts payable and decrease in net loss during the nine months ended September 30, 2016.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 is comprised of 1) acquisition of property and equipment at $3.1 million and acquisition of leasehold improvements at $0.5 million respectively mainly for an office building; 2) investments in intangible assets at $2.8 million primarily for the Game IP Rights acquired from SSS; and 3) investment in Frequency at $3.0 million and capital increase of $0.6 million in Topsgame; and 4) Deposit for investment in MYP of $0.65 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was from 1) investment proceeds of $10.0 million received from the sales of 4,545,455 shares of the Company’s common stock, issuance of a two-year warrant to acquire an additional 1,818,182 shares of the Company’s common stock at an exercise price of $2.75 per share to SSS; 2) investment proceeds of $4.0 million received from the sales of 2,272,727 shares of the Company’s common stock to SSW; 3) investment proceeds of $4 million received from the sales of 2,272,727 shares of the Company’s common stock to Harvest; and 4) approximately $295,000 issuance cost has been paid out.

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For our consolidated VIEs, management has made evaluations of the relationships between our VIEs and the economic benefit flow of contractual arrangement with VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the legal shareholders’ voting interests and have power of attorney in the VIEs, and therefore we are able to direct all business activities of the VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs.

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

Recent Accounting Pronouncements

In May 2014, the FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

In March, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of this amendment on our financial position, statement of operations or cash flow.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Other than the changes stated above, there have been no other significant changes in internal control for the three quarters ended September 30, 2016, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2016.

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

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2016.

Wecast Network, Inc.

By:	/s/ Mei Chen
Name: Mei Chen
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

