Form 10-K
period 2016-12-31
WECAST NETWORK, INC.
filed 2017-03-31
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.001-35561

WECAST NETWORK, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building B4, Tai Ming International Business Court,

Tai Hu Town, Tongzhou District, Beijing, China 101116

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

Yes ☐     No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $29,555,315 Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 59,891,201 shares of the registrant’s common stock outstanding as of March 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WECAST NETWORK, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” or “Wecast Network,” are to the business of Wecast Network, Inc. (formerly known as YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

.	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
.	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
.	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
.	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media;
.	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
.	“Renminbi” and “RMB” refer to the legal currency of China;
.	“SAPPRFT” refers to the State Administration of Press, Publication, Radio, Film & Television, an executive branch under the State Council of the People’s Republic of China;
.	“SEC” refers to the United States Securities and Exchange Commission;
.	“Securities Act” refers to the Securities Act of 1933, as amended;
.	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
.	“Shandong Media” refers to our previously owned 50% joint venture, Shandong Lushi Media Co., Ltd., a PRC company; effective July 1, 2012, Shandong Media became a 30% owned company by Sinotop Beijing;
.	“Shandong Newspaper Entities” refers to Shandong Broadcast and Modern Movie;
.	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
.	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
.	“VIEs” refers to our current variable interest entities Sinotop Beijing, and SSF;
.	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
.	“WFOE” refers to our wholly-owned subsidiary Beijing China Broadband Network Technology Co., Ltd., a PRC company which was sold during the quarter ended March 31, 2014;
“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company wholly- owned by CB Cayman;

.	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;

.	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; and
.	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing.

In this report we are relying on and we refer to information and statistics regarding the media industry in China that we have obtained from various public sources. Any such information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

Wecast Network is a premium content Video On Demand (“VOD”) service provider with primary operations in the People’s Republic of China. Wecast Network, Inc. was incorporated in the State of Nevada on October 19, 2004.

Wecast Network, through its subsidiaries and variable interest entities, provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. By leveraging and optimizing its existing operations, we have positioned ourselves to evolve into a mobile-driven, “new media” platform for both enterprises and consumers.

We launched our VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Media, the entity though which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) direct to user, or B2C, mobile video service apps. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Media, and, accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

Wecast Network is a next generation global brand licensing, IP sales and video commerce company driven by Artificial Intelligence (“AI”) and Big Data. With a firm focus on 4 strategy pillars which include: Brand, Content, Commerce and Licensing, the Company is leveraging and optimizing its legacy operations as a premium content VOD service provider in China to evolve into a global, vertical, and transactional B2B2C, mobile-driven, consumer and supply chain management platform. By aiming to establish the world’s premier multimedia, social networking and smart e-commerce-enabled network with the largest global effective connected user base, Wecast, through this expanded, cloud-based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of Wecast Network-branded products and services to enterprise customers and end-use consumers–anytime and anywhere, across multiple platforms and devices.

Our OTT, Mobile App, IPTV and Digital Cable VOD Businesses

Wecast Network is a leading multi-platform entertainment company delivering premium content, including leading Hollywood and China-produced movie titles as well as children’s programming, to customers’ mobile and TV screens across China via Subscription Video On Demand (“SVOD”) and Transactional Video On Demand (“TVOD”) paid content services. The Company’s current distribution partners include digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators. Our subscribers can watch our content anytime, anywhere and have full DVD-like control as they can play, pause and resume watching, all without commercial and advertising interruptions. Our core revenues are being generated from both minimum guarantee payments and revenue sharing arrangements with our distribution partners as well as subscription or transactional fees from our subscribers.

We have distribution agreements with several OTT, IPTV and mobile distributors, manufacturers and operators. In 2016 and 2015, the YOU Cinema movie subscription service made its commercial debut on the Xiaomi OTT set-top box as part of Wecast Network’s previously announced distribution deal with China Network Television’s (“CNTV”) subsidiary, Future TV Co. Ltd. (the official online division of Chinese national public broadcaster China Central Television “CCTV”). Other distribution partners of ours include: Huawei, a leading global information and communications technology solutions provider and one of the largest global smartphone manufacturers; Dr. Peng Telecom and Media Group, Ltd and its OTT box, the Domy Box; Southern Media Corporation’s 3GTV mobile video platform which currently serves 6 million subscribers through China Mobile, China Unicom and China Telecom in Guangdong, a province which has the largest mobile service and movie box office in China.

Specifically, for digital cable, through the acquisition of YOD Hong Kong and its VIE, Sinotop Beijing, Wecast Network has an exclusive 20-year joint venture (approximately 15 years remaining) with CCTV-6’s China Home Cinema (“CHC”), making us the first national VOD platform in China. We operate under a national government license obtained by CHC to serve as their exclusive agent in the PRC for operating and marketing TVOD, SVOD, Near Video On Demand (“NVOD”) and related Value-Added Services (“VAS”).

In October 2016, we announced a partnership with Zhejiang Yanhua Culture Media Co., Ltd. (“Yanhua”), where Yanhua will act as the exclusive distribution operator (within the territory of the People’s Republic of China) of Wecast Network’s licensed library of major studio films. We still operate our Hollywood movie mobile/smartphone app independent of this partnership.

Yanhua will assume all sales and marketing costs and will pay us a minimum guarantee in exchange for a percentage of the total revenue share.

Wecast Network has and continues to license increasing amounts of entertainment and educational content that enables our subscribers to enjoy premium and diverse entertainment directly on their mobile and TV screens. We have content agreements with Disney Media Distribution, Paramount Pictures, Twentieth Century Fox Television Distribution, NBC Universal, Miramax Films, Lionsgate, Screen Media Ventures, among other independent studios.

Recent Developments

On January 30, 2017, based on the terms of a non-binding term sheet entered into on September 19, 2016, we entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of the Company’s chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong corporation (“SVG”) for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Until receipt of necessary Company’s shareholder approvals, the Note is not convertible into the Wecast Common Shares. Under the terms of the Sun Video SPA, BT has guaranteed that the business of the SVG and its subsidiaries (the “Sun Video Business”) shall achieve revenue of $250 million, and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to us the shares of our common stock, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed.

In addition, if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), we shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of our Board of Directors. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be calculated based on the market price of such shares.

The transaction was recommended by our Audit Committee and approved by our Board of Directors. Duff & Phelps, LLC served as an independent financial advisor to the Audit Committee and rendered a fairness opinion in connection with the transaction, which concluded that the transaction was fair from a financial point of view to the Company.

On January 31, 2017, we entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, a Hong Kong company (“SSS”), one of the Company’s largest shareholders, controlled by our chairman Bruno Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited, a Hong Kong company (“Wide Angle”) for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA.

On March 14, 2017, the Company through its PRC subsidiary Shanghai Blue World Investment Management Consulting Limited (“SVG WFOE”), entered into a Capital Increase Agreement (the “Capital Increase Agreement”) with Guizhou Sun Seven Stars Technology Company Limited, a PRC company (“GZSSS”), which is an affiliate of Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited), a Hong Kong company controlled by Bruno Wu. Pursuant to the terms of the Capital Increase Agreement, GZSSS will invest RMB 80 million (approximately $11.6 million) to own 94.12% of Guizhou Sun Seven Stars Technology Trading Platform Limited (“GZ”), a PRC company formed in February 2017 100% owned by SVG WFOE and prior to this transaction. The Company and GZSSS will share the dividends and other profits of GZ at a ratio of 70% and 30%, respectively. In addition, the Company will have the right to appoint two of GZ’s three board members, and GZSSS will have the right to appoint one board member.

Additionally, the Company changed its corporate name from YOU On Demand Holdings, Inc. to Wecast Network, Inc. effective as of November 11, 2016.

The purpose of changing the corporate name to Wecast Network, was to find a designation that could better encompass and further establish the Company’s unique identity in the industry and to more accurately represent the planned full portfolio of solutions and services that are in development and aimed at both a Chinese and global audience. This name change marks a new and expanded focus, and it underscores the Company’s firm commitment to offering innovative products and solutions that go well beyond the current offering. We are investing heavily in the future of our Company, as the Company’s industry requires an innovative approach and a fundamentally different way of operating. The Company’s transformation strategy is focused on understanding and capturing data on the Company’s consumer’s desires and habits and leveraging business partner’s technology and marketing to better monetize our Company’s world-class content in order to deliver personalized experiences to our Company’s contracted and addressable users and drive value for all of the stakeholders. The rebranding to Wecast Network represents the ecosystem our Company is trying to build, coupled with our Company’s intention to leverage the infrastructure and reach of some of our Company’s partners in order to execute on the Company’s strategy.

Corporate Structure

The following chart depicts our corporate structure as of March 31, 2017:

Direct Ownership
Contractual Relationship
Minority Shareholder
WECAST NETWORK, INC.
100%
CB CAYMAN (China Broadband, Ltd.)
100%
100%
Amber Empire Limited
100%
Delight Diamond International Limited
100%
YOD Hong Kong (YOU On Demand (Asia) Ltd.)
100%
YOU On Demand (Beijing) Technology Co., Ltd.
100% VIE (3)
100% VIE (1)
SINOTOP BEIJING (VIE) (Beijing Sino Top Scope Technology Co., Ltd.)
SSFlix (Tianjin Sevenstarsflix Network Technology Limited)
80%
ZHONG HAI MEDIA (Zhong Hai Shi Xun Media Co., Ltd.)
20%(2)
Hua Cheng Hu Dong (Beijing) Film and Television Communications Ltd. (Minority Shareholder)
100% (4)
Wecast Services Limited
100%
M.Y. Products Global Limited
100%
Fair Triumph Limited
100%
M.Y. Products Global Holdings Limited
100%
Shanghai Blue World Investment Management Consulting Limited
Guizhou Sun Seven Stars Technology Trading Platform Limited
5.88% (6)
Guizhou Sun Medical and Rehabilitation Ltd.
100%
51%
Shanghai Wecast Supply Chain Management Limited
100%
Guizhou Wide Angle Holdings Limited
100%
M.Y. Products, LLC
100%
Wecast Supply Chain Management Hong Kong Limited
100%
Qinglong Wide Angle New Media Technology Limited
100%
Wide Angle Hong Kong Holdings Limited
100%
Yilong Sun Medical Extraction Technology Development Limited
100% (5)
Wide Angle New Media Technology Limited
100%
Qinglong Sun Medical and Agricultural Cultivation Limited
55%
Wide Angle Group Limited
100%
Shanghai Huicang Supply Chain Limited
100%
Amer Global Technology Limited

(1).	Sinotop Beijing VIE Agreements, including with Mei Chen and Yun Zhu, the nominee shareholders of Sinotop Beijing Mei Chen, holder of 95% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is our former Chief Finance Officer. Yun Zhu, holder of 5% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is the Vice President of SSS, a significant shareholder of the Company.

(i)	Management Services Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010.

(ii)	Call Option Agreement among YOD WFOE, Sinotop Beijing, Mei Chen and Yun Zhu, dated as of January 25, 2016; and Call Option Agreement among YOD WFOE, Sinotop Beijing and Mei Chen was dated as of November 4, 2016.

(iii)	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Mei Chen and Yun Zhu, dated as of January 25, 2016, Mei Chen’s Equity Pledge Agreement was dated as of November 21, 2016.

(iv)	Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Mei Chen was dated on November 4, 2016 and Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Yun Zhu, dated as of January 25, 2016.

(iv)	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016.

(2).	Cooperation Agreement, by and among, Sinotop Beijing, Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”) and Zhong Hai Shi Xun Media Co., Ltd. (“Zhong Hai Media”), dated September 30, 2010. The controlling party of Hua Cheng is Hua Cheng Film and Television Digital Programs Co. Ltd. (“Hua Cheng Digital”). Hua Cheng Digital is not related to us or our principles.

(3).	SSF VIE Agreements, including with Lan Yang and Yun Zhu, the nominee shareholders of SSF. Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Bruno Zheng Wu, the Company’s Chairman. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

(i)	Management Services Agreement between SSF and YOD Hong Kong, dated as of April 6, 2016.

(ii)	Call Option Agreement among YOD WFOE, SSF and the Nominee Shareholders, dated April 5, 2016.

(iii)	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu (the “Nominee Shareholders”), dated April 5, 2016; Amended and Restated Equity Pledge Agreement among YOD WFOE and the Nominee Shareholders , dated May 23, 2016.

(iv)	Power of Attorney agreements among YOD WFOE, SSF and each of the respective Nominee Shareholders, dated April 5, 2016.

(v)	Technical Service Agreement between YOD WFOE and SSF, dated April 5, 2016.

(vi)	Spousal Consent, undersigned by the respective spouse of the Nominee Shareholders (collectively, the “Spouses”), dated April 5, 2016.

(vii)	Letter of Indemnification among YOD WFOE and Lan Yang and YOD WFOE and Yun Zhu, both dated as of April 5, 2016.

(viii)	Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016; Supplemental Loan agreement among YOD WFOE and the Nominee Shareholders, dated May 31, 2016.

(4).

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “SVG Purchase Agreement”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of the Company’s chairman Bruno Wu, pursuant to which the Company agreed to purchase and BT agreed to sell all of the outstanding capital of SVG for an aggregate purchase price of (i) $800,000; and (ii) a Promissory Note with the principal and interest thereon convertible into shares of the Company’s Common Stock, par value $0.001 per share at a conversion rate of $1.50 per share of Company Common Stock. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. See “Business – Recent Developments” for more details.

(5).	On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “WAG Purchase Agreement”) with BT and SSS, as guarantor, pursuant to which the Company agreed to purchase and BT agreed to sell 55% of the outstanding capital stock (the “Wide Angle Common Shares”) of Wide Angle Group Limited, a Hong Kong company (“Wide Angle”) for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under SVG Purchase Agreement entered into with BT on January 30, 2017 and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the SVG Purchase Agreement as described in Note 20(a) to the consolidated financial statements included in this report.

(6).

Shanghai Blue Investment Management limited Consulting Limited (“Shanghai Blue”) holds 5.88% common shares of Guizhou Sun Seven Stars Technology Trading Platform Limited (“Guizhou Trading Platform”) and will be entitled with 70% of profit and loss realized by Guizhou Trading Platform. The Board of Directors shall consist of three members, Shanghai Blue has the right to appoint two members of the board.

VIE Structure and Arrangements

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunication services, we provide services through Sinotop Beijing, Sinotop Beijing’s subsidiary Zhong Hai Media, and SSF, which hold the licenses and approvals to provide digital distribution and Internet content services in the PRC. We have the ability to control Sinotop Beijing and SSF through a series of contractual agreements, as described below, entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing, SSF and the respective legal shareholders of Sinotop Beijing and SSF.

Through these contractual arrangements, we have acquired both control over and rights to, 100% of the economic benefit of Sinotop Beijing and SSF. Accordingly, Sinotop Beijing and SSF are each considered a variable interest entity, or VIE, and are therefore consolidated in our financial statements. Pursuant to the below contractual agreements, YOD WFOE can have the assets transferred freely out of each VIE without any restrictions. Therefore, YOD WFOE considers that there is no asset of the respective VIE that can be used only to settle obligation of such VIE, except for the registered capital of each respective VIE, amounting to RMB 21.8 million (or approximately $3.1 million) for Sinotop Beijing (and Zhong Hai Media) as of December 31, 2016, and RMB 50.0 million (approximately $7.5 million) for SSF, among which RMB 27.6 million (approximately $4.2 million) has been injected as of December 31, 2016. As Sinotop Beijing, Zhong Hai Media and SSF are incorporated as limited liability companies under PRC Company Law, creditors of these three entities do not have recourse to the general credit of other entities of the Company.

The following is a summary of the common contractual arrangements that provide us with effective control our VIEs and that enable us to receive substantially all of the economic benefits from their operations:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WFOE and the respective nominee shareholders, the nominee shareholders pledge all of their capital contribution rights in the VIEs to YOD WFOE as security for the performance of the obligations of the VIEs to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the nominee shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WFOE, the VIEs and the respective nominee shareholders, the nominee shareholders grant an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the nominee shareholders’ equity in the VIEs. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in the VIEs held by the nominee shareholders is transferred to YOD WFOE, or its designee and may not be terminated by any party to the agreement without consent of the other parties.

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WFOE, each VIE and each of the respective nominee shareholders, each nominee shareholder grants YOD WFOE the irrevocable right, for the maximum period permitted by law, to all of its voting rights as shareholder of the VIE. The nominee shareholders may not transfer any of their equity interest in the VIE to any party other than YOD WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in the VIE has been transferred to YOD WFOE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement, between YOD WFOE and each VIE, YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to VIE, and VIE is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from VIE equivalent to YOD WFOE’s cost plus 20-30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and VIE agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of the nominee shareholders, the spouses unconditionally and irrevocably agree to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses agree to not make any assertions in connection with the equity interest of VIE and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the spouses obtain any equity interests of VIE which are held by the nominee shareholders, the spouses agreed to be bound by the VIE agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the VIE agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and each nominee shareholder, YOD WFOE agrees to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waives and releases the nominee shareholders from any claims arising from, or related to, their role as the legal shareholder of the VIE, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. The nominee shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either the nominee shareholder or YOD WFOE terminates the agreement by giving the other party hereto sixty (60) days’ prior written notice.

Management Services Agreement

In addition to VIE agreements described above, the Company’s subsidiary and the parent company of YOD WFOE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) has entered into a Management Services Agreement with each VIE.

Pursuant to such Management Services Agreement, YOD Hong Kong has the exclusive right to provide to the VIE management, financial and other services related to the operation of the VIE’s business, and the VIE is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from the VIE, upon demand, equal to 100% of the annual net profits as calculated on accounting policies generally accepted in the PRC of the VIE during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against the VIE’s future payment obligations.

In addition, at the sole discretion of YOD Hong Kong, the VIE is obligated to transfer to YOD Hong Kong, or its designee, any part or all of the business, personnel, assets and operations of the VIE which may be lawfully conducted, employed, owned or operated by YOD Hong Kong, including:

(a)          business opportunities presented to, or available to the VIE may be pursued and contracted for in the name of YOD Hong Kong rather than the VIE, and at its discretion, YOD Hong Kong may employ the resources of the VIE to secure such opportunities;

(b)          any tangible or intangible property of the VIE, any contractual rights, any personnel, and any other items or things of value held by the VIE may be transferred to YOD Hong Kong at book value;

(c)          real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business may be obtained by YOD Hong Kong by acquisition, lease, license or otherwise, and made available to the VIE on terms to be determined by agreement between YOD Hong Kong and the VIE;

(d)          contracts entered into in the name of the VIE may be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and the VIE; and

(e)          any changes to, or any expansion or contraction of, the business may be carried out in the exercise of the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong;

provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of the VIE.

The term of each Management Services Agreement is 20 years, and may not be terminated by the VIE, except with the consent of, or a material breach by, YOD Hong Kong.

In addition, for SSF, we have also entered into a Loan Agreement with the following terms:

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the nominee shareholders, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the nominee shareholders of SSF for the purpose of establishing SSF and for development of its business. As of December 31, 2016, RMB 27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 27.6 million (US $4.2 million) in the form of capital contribution and accordingly the loan is eliminated with the capital of SSF upon consolidation. The loan can only be repaid by a transfer by the nominee shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the nominee shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the nominee shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement.

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

We hold 39% ownership interest in Hua Cheng, and account for our investment in Hua Cheng under the equity method. The business of Hua Cheng mainly includes distribution of content and video on demand business on television terminal.

We hold 50% ownership interest in Wecast Internet Limited (“Wecast Internet”), and account for our investment in Wecast Internet under the equity method. The business of Wecast Internet mainly includes computer network technology development, integrated circuit of software and hardware technology development, technical consultation.

Investments in Shandong Media, Hua Cheng and Wecast Internet where the Company can exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil provided the Company does not guarantee the investee’s obligations nor it is committed to provide additional funding.

Our Industry (For the OTT, Mobile App, IPTV and Digital Cable VOD Businesses)

Mobile

China’s smartphone market is now the world’s largest. According to the International Data Corporation (IDC), the smartphones shipped to China in 2016 represented 8.7% Year-to-Year growth comparing to the 434.1 million smartphones being shipped to China in 2015. In addition, China’s three mobile telecom carriers have created a new company, China Tower, which has taken over ownership of the three firms’ telecom infrastructure while ambitiously. China Tower has invested RMB3.37 billion in 2015 and RMB 6.11 billion in 2016 in telecom tower construction projections. China Tower’s accumulated construction in the past two year has reached 82% of the 140 million towers of the total industry, which are accumulated in the past 30 years. The increasing physical improvements to the network are meant to accommodate the expansion of 4G mobile services.

OTT & IPTV

China plans to invest 2 trillion yuan ($323 billion) to improve its broadband infrastructure by 2020 with the aim of taking the nearly entire population online, according to the Ministry of Information and Industry on the government’s official website www.gov.cn. The government is trying to improve fixed-line and wireless connectivity throughout China, where only 45 percent of the population have Internet access. China’s broadband strategy will ensure that the number of 3G and LTE users will increase to 1.2 billion by 2020, four times of the current figure.

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

Our Competition (For the OTT, Mobile App, IPTV and Digital Cable VOD Businesses)

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

Our Employees

As of December 31, 2016, we had a total of 48 full-time employees including one located in the United States. The following table sets forth the number of our employees by function at December 31, 2016.

Function	Number of Employees
Business Development	7
Service Operations	7
Technology	13
Content Production	4
Financial and Legal	11
Human Resource	2
Administrative	4
TOTAL	48

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of employee salary. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in compliance with the relevant PRC laws.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Regulation

General Regulation of Businesses

Our PRC-based operating subsidiaries and VIEs are regulated by the national and local laws of the PRC. The radio and television broadcasting industries are highly regulated in China. Local broadcasters including national, provincial and municipal radio and television broadcasters are 100% state-owned assets. SAPPRFT regulates the radio and television broadcasting industry in China. In China, the radio and television broadcasting industries are designed to serve the needs of government programming first, and to make profits second. The SAPPRFT and the upper level government bodies control broadcasting assets and broadcasting content in China.

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

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Media and SSF, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company’s ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company’s ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Company cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company’s ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

Licenses and Permits

Video on Demand

Zhong Hai Media holds the following licenses:

Description	License/Permit
Cable Television & Operations Permit	Beijing No. 1413
Internet Content Provider	Beijing No. 140351
Video Production Permit	Beijing No. 0080
Internet Publication Permit	Beijing No. 213

Shandong Media

Shandong Media holds the following licenses:

Description	License/Permit
PRC Newspaper Publication License for Shandong Broadcast & TV Weekly	National Unified Publication CN 37-0014
PRC Magazine Publication License for View Weekly	Ruqichu No:1384
PRC Magazine Publication License for Modern Movie & TV Biweekly	Ruqichu No:1318
Advertising License for Shandong Broadcast & TV Weekly	3700004000093
Advertising License for View Weekly	3700004000186
Advertising License for Modern Movie & TV Biweekly	3700004000124

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

The business, financial condition and operating results of the Company may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company’s actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The following information should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

RISKS RELATED TO OUR BUSINESS

Substantial doubt about our ability to continue as a going concern.

As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant losses during 2016 and 2015 and has relied on debt and equity financings to fund our operations. As of December 31, 2016, the Company had net current liabilities (current assets less current liabilities) of $4,084,000. Management’s plans regarding these matters are also described in Note 3.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing with SSS for $10.0 million. In addition, the Company completed two common stock financing with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million, and with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on July 19, 2016 and August 12, 2016, respectively. On November 17, 2016, the Company completed on additional common stock financing with Wecast Media Group Limited (formerly known as Sun Seven Star Hong Kong Cultural Development Limited) for $2.0 million. Although the Company believes it has the ability to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

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

The Company is in the process of transforming its business model and this transformation may not be successful.

The Company is in the process of transforming its business model, by leveraging and optimizing its current operations as a premium content Video On Demand service provider in China to evolve into a global, B2B2C, mobile-driven, consumer management platform for both enterprises and consumers. By aiming to establish the world’s premier multimedia, social networking and e-commerce- enabled network with the largest global effective connected user base, Wecast Network, through this expanded, cloud-based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of Wecast Network–branded products and services to enterprise customers and end-use consumers - anytime and anywhere, across multiple platforms and devices. In connection with this transformation, the Company has recently assembled a new experienced management team, stabilized the foundation, capitalized and rebranded the Company, reconfigured the business structure, expanded the Company’s mission and business lines, made several key investments and finally, injected several privately held and revenue producing assets into the corporation. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Any failure to implement this plan in accordance with our expectations could have a material adverse effect on our financial results. Even if the anticipated benefits and savings are substantially realized, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our revenue may fluctuate as our channel partners make changes to their business model and we rely on third-party payment platforms to produce billing based on payment collection from end-users across all platforms. In recent years, video content costs escalated sharply in the industry which affected our ability to procure new content at the same cost as prior years. In addition, we incurred certain impairment losses of intangible assets and earn-out share award expenses as discussed in Note 7 and 12 to the consolidated financial statements included in this report.

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

We do not have direct or indirect equity ownership of our VIEs, which collectively operate all our businesses in China, but instead have entered into contractual arrangements with our VIEs and each of its individual legal shareholder(s) pursuant to which we received an economic interest in, and have the power to direct the activities of the VIEs, in a manner substantially similar to a controlling equity interest. Although we believe that our business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to restrict or discontinue our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective for providing control over these entities as direct ownership.

Our operations and financial results are dependent on our VIEs in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of our VIEs. These contractual arrangements may not be as effective for providing control over the VIEs as direct ownership. For example, the VIEs may be unwilling or unable to perform its contractual obligations under our commercial agreements. Consequently, we may not be able to conduct our operations in the manner currently planned. In addition, the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with the ability to control the VIEs, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Our arrangements with our VIEs and its respective shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

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

If we do not obtain shareholder approval of certain potential common stock issuances to BT Capital Global Limited, or BT Capital, a promissory note held by BT Capital will be due, and we may not have the resources to repay such note.

Under the rules of the NASDAQ Capital Market, we generally may not issue more than 4.99% of our outstanding shares in connection with an acquisition where a related party has an interest in the target, unless we obtain shareholder approval. On January 30, 2017, we entered into an Securities Purchase Agreement (the “Securities Purchase Agreement”) with BT Capital for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited (“SVG”), an affiliate of the Company’s chairman Bruno Wu, for an aggregate purchase price of (i) $800,000; and (ii) a convertible promissory note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. The SVG Note has a stated principal amount of $50 million, bears interest at the rate of 0.56% per annum and matures on December 31, 2017. In the event of default, the SVG Note will become immediately due and payable, subject to certain limitations set forth in the Securities Purchase Agreement.

Under the terms of the Securities Purchase Agreement, until receipt of necessary Company’s shareholder approvals, the SVG Note is not convertible into shares of Company common stock.

Although we will put this proposal to our shareholders for their approval, no assurances can be given that we will obtain such shareholder approval. If we fail to obtain such shareholder approval by December 31, 2017 (unless such maturity date for the SVG Note is extended), BT Capital may require us to satisfy all of our obligations under the SVG Note, including the payment in full of all principal and interest, and may pursue other legal or equitable remedies against us. Our ability to make such cash payments will depend on available cash resources at that time, and there can be no assurance that we will have the cash necessary to make such payments. Early payment of the SVG Note could therefore have a significantly adverse effect on our liquidity and financial condition.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our key employees, in particular, Mr. Bing Yang, our Chief Executive Officer. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We have recruited executives and management in China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

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

The PRC government has adopted regulations governing Internet access and the distribution of videos over the Internet. Although we have adopted internal procedures to obtain the appropriate PRC censorship and regulatory approval for content licensed to us, new regulations and implementation guidance may require us to limit or eliminate the dissemination of certain content through Internet channels. Moreover, the costs of compliance with these regulations may continue to increase as we procure more content to support our business growth. In addition, we may also face litigation or administrative action for defamation, negligence, or other purported injuries resulting from content programming operated by us. Such litigation and administrative actions, with or without merit, may be expensive and time-consuming and may result in significant diversion of resources and management attention from our business operations. Furthermore, such litigation or administrative actions may adversely affect our brand image and reputation.

We derived a substantial portion of our revenue from several major customers. If we lose any of these customers, or if the volume of business with these distribution partners decline, our revenues may be significantly affected.

Revenue from four of our distribution partners accounted for about 59% of our revenues for the year ended December 31, 2016 and revenue from three of our distribution partners accounted for over 41% of our revenues for the year ended December 31, 2015. Due to our reliance on a limited number of distribution partners, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

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

If we fail to develop and maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

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

In 2016, a material weakness was identified in the internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content. Specifically, the Company did not design and maintain effective internal controls related to management's review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability.

Management used the framework set forth in the report entitled Internal Control - Integrated Framework (2016) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2016, our management has concluded that our internal control over financial reporting is ineffective based on this assessment. See “Item 9A. Controls and Procedures — Management Annual Report on Internal Control over Financial Reporting.”

If we fail to develop and maintain effective internal control over financial reporting in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could in turn result in the loss of investor confidence in the reliability of our financial statements and negatively impact the trading price of our shares.

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

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of China’s gross domestic product has slowed in recent years to 6.9% in 2015 and 6.7% in 2016, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions or changes in tax regulations that are applicable to us.

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

We depend upon contractual arrangements with our VIEs for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Our operations are primarily conducted in the PRC, where the PRC government restricts or prohibits foreign-owned enterprises from owning Internet content, telecommunication, and certain other operations in the PRC. Accordingly, we depend on our VIEs, in which we have no direct ownership interest, to provide those services through contractual agreements among the parties and to hold some of our assets. These arrangements may not be as effective in providing control over our operations through direct ownership of these businesses. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the VIEs or their shareholders. A failure by our VIEs or their shareholders to perform their obligations under our contractual arrangements with them could have an adverse effect on our business and financial condition. Furthermore, if the shareholders of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIEs or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

As all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. We would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. As these PRC governmental authorities have wide discretion in granting such approvals, we could fail to obtain such approval. In addition, our VIE contracts might not be enforceable in China if PRC governmental authorities, courts or arbitral tribunals took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons. In the event we were unable to enforce these contractual arrangements, we would not be able to exert effective control over our VIEs, and our ability to conduct our business, and our financial condition and results of operations, would be severely adversely affected.

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

Our existing contractual arrangements with Sinotop Beijing, SSF and their respective shareholders may be subject to national security review by MOFCOM, and the failure to receive the national security review could have a material adverse effect on our business and operating results.

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “Security Review Rules”) to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011 (“Circular 6”). The Security Review Rules became effective on September 1, 2011. Under the Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the Security Review Rules remain unclear. Based on our understanding of the Security Review Rules, we do not need to submit our existing contractual arrangements with Sinotop Beijing, SSF and their respective shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over Sinotop Beijing in 2010 prior to the effectiveness of Circular 6 and the Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with Sinotop Beijing, SSF and their respective shareholders for national security review by interpretation, clarification or amendment of the Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC entities, discontinuing or restricting our operations in China, confiscating our income or the income of Sinotop Beijing and SSF, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our business operations.

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

As of March 28, 2017, Wecast Media Group Limited and affiliates (controlled by our Chairman Mr. Wu) are the beneficial owners of approximately 47.5% of our outstanding voting securities, our director Mr. Xuesong Song and C Media Limited (of which Mr. Song is the Chairman and Chief Executive Officer) are the beneficial owners of approximately 8.9% of our outstanding voting securities, Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 8.8% of our outstanding voting securities, and Mr. Weicheng Liu, our former Chief Executive Officer, is the beneficial owner of approximately 4.2% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our principal executive office in China is located at Building B4, Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, 101116, China.

In November 2016, the principal address of YOD WFOE and Zhong Hai Media has also moved from Office Park, Tower A, Suite 2603 – 2607, 10 Jintong West Road, Chaoyang District, Beijing 100020, China to Building B4, Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, 101116,China. We paid approximately $581,000 for rent in 2016.

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

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “WCST.” Trading of our common stock is sometimes limited and sporadic. The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2016
1st Quarter	$1.91	$1.31
2nd Quarter	$1.85	$1.45
3rd Quarter	$1.78	$1.49
4th Quarter	$1.56	$1.10

Year Ended December 31, 2015
1st Quarter	$2.43	$2.00
2nd Quarter	$2.38	$2.02
3rd Quarter	$2.49	$1.86
4th Quarter	$2.15	$1.51

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Nasdaq for the periods indicated, and adjusted for the reverse stock split that occurred on February 9, 2012.

Approximate Number of Holders of Our Common Stock

As of March 28, 2017, there were approximately 331 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2016.

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

Overview

Wecast Network is a premium content VOD service provider with primary operations in the People’s Republic of China. Wecast Network, Inc. was incorporated in the State of Nevada on October 19, 2004. Wecast Network is leveraging and optimizing its current operations as a premium content Video On Demand service provider in China to evolve into a global, B2B2C, mobile-driven, consumer management platform for both enterprises and consumers. By aiming to establish the world’s premier multimedia, social networking and e-commerce-enabled network with the largest global effective connected user base, Wecast Network, through this expanded, cloud-based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of Wecast Network–branded products and services to enterprise customers and end-use consumers - anytime and anywhere, across multiple platforms and devices.

Wecast Network, through its subsidiaries and variable interest entities, provide integrated value-added service solutions business for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. By leveraging and optimizing its existing operations, we have positioned ourselves to evolve into a mobile driven, “new media” platform for both enterprises and consumers.

Wecast Network launched its VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010 through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Media, through which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Media, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

On October 8, 2016, the Company signed an agreement with Zhejiang Yanhua (“Yanhua Agreement”), where Zhejiang Yanhua (“Yanhua”) will act as the exclusive distribution operator (within the territory of the People’ Republic of China) of Wecast Network’s licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that Wecast Network is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB 13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB 13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from Wecast Network to Yanhua reaches the amount of RMB 13,000,000, the revenue above RMB 13,000,000 will be shared with Wecast Network from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

Wecast Network is a next generation global brand licensing, IP sales and video commerce company driven by AI and Big Data. With a firm focus on 4 strategy pillars which include: Brand, Content, Commerce and Licensing, the Company is leveraging and optimizing its legacy operations as a premium content Video On Demand service provider in China to evolve into a global, vertical, ubiquitous and transactional B2B2C, mobile-driven, consumer and supply chain management platform. By aiming to establish the world’s premier multimedia, social networking and smart e-commerce-enabled network with the largest global effective connected user base, Wecast Network, through this expanded, cloud-based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of Wecast Network-branded products and services to enterprise customers and end-use consumers - anytime and anywhere, across multiple platforms and devices.

Our Unconsolidated Equity Investments

Investments in Shandong Media, Hua Cheng and Wecast Internet where the Company can exercise significant influence, but not control, is classified as a long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil provided the Company does not guarantee the investee’s obligations nor it is committed to provide additional funding.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

.	Our ability to adapt our product and service offerings to meet consumer demands. Our expansion prospect is dependent on continued development of our product and services. The content distribution industry in China is highly competitive and dominated by large Internet companies that have more resources than us. The growth of our business will depend on whether we can develop new services and products that can offer higher quality content, technological innovation and unique user experience.

.	Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offerings and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

.	Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2014, we shifted our focus to our core VOD business and our business model is still evolving. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure content in a cost-effective manner and manage our operating expenses. Overall, our operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities and maintaining our public company status.

.	Changes in China’s economic, political or social policies or conditions. We operate in China and derive all of our revenues from sales to customers in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

Taxation

United States

Wecast Network, Inc. is subject to United States tax. No provision for income taxes in the United States has been made as Wecast Network, Inc. had no taxable income in the United States since inception.

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

The People’s Republic of China

Under the Enterprise Income Tax Law, our Chinese subsidiaries and VIE are subject to an earned income tax of 25.0%.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments to determine if there will be any change in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended
	December 31, 2016	December 31, 2015	Amount Change	% Change
Revenue	$4,544,000	$4,606,000	$(62,000)	(1%)
Cost of revenue	4,435,000	3,674,000	761,000	21%
Gross loss	109,000	932,000	(823,000)	(88%)

Operating expenses:
Selling, general and administrative expenses	10,371,000	8,237,000	2,134,000	26%
Professional fees	1,357,000	716,000	641,000	90%
Depreciation and amortization	489,000	390,000	99,000	25%
Impairments of other intangible assets	2,019,000	-	2,019,000	100%
Earn-out share award expenses	13,700,000	-	13,700,000	100%
Total operating expense	27,936,000	9,343,000	18,593,000	199%

Loss from operations	(27,827,000)	(8,411,000)	(19,416,000)	231%

Interest & other income/(expense):
Interest expense, net	(254,000)	(120,000)	(134,000)	112%
Change in fair value of warrant liabilities	324,000	190,000	134,000	71%
Equity in loss of equity method investees	(32,000)	(156,000)	124,000	(79%)
Impairment of equity method investments	(38,000)	(215,000)	177,000	(82%)
Others	59,000	137,000	(78,000)	(57%)

Loss before income taxes and non-controlling interests	(27,768,000)	(8,575,000)	(19,193,000)	224%

Income tax benefit	330,000	34,000	296,000	871%

Net loss	(27,438,000)	(8,541,000)	(18,897,000)	221%

Net loss attributable to non-controlling interests	1,602,000	440,000	1,162,000	264%

Net loss attributable to Wecast Network shareholders	(25,836,000)	(8,101,000)	(17,735,000)	219%

Revenues

Revenue for the year ended December 31, 2016 was $4,544,000, as compared to $4,606,000 for the same period in 2015, a decrease of approximately $62,000, or 1%.

In October, the Company signed an agreement to form a five years partnership with Zhejiang Yanhua Culture Media Co., Ltd., or Yanhua, where Yanhua will act as the exclusive distribution operator (within the territory of PRC) of the Company’s licensed library of major studio films. Pursuant to the Yanhua agreement, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be transferred over to Yanhua, which was agreed to be priced at RMB 13,000,000  (approximately $1,926,954 ). According to the agreement, at the end of 2016, as a whole package, the payment is agreed to be paid in two installments: the first half of RMB 6,500,000 was received on December 30, 2016. The remaining RMB 6,500,000 was due to be received if the license content fees due to Studios for the existing legacy Hollywood paid contents was settled by March 30, 2017. As the Company did not expect and did not make the payment to the Studios by March 30, 2017, we deemed this portion of the fee to be not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized as of December 31, 2016.

Pursuant to the Yanhua Agreement, $107,517 of the first installment of RMB 6,500,000 was recognized as revenue in 2016 based on the relative fair value of licensed content delivered to Yanhua by December 31, 2016.

Cost of revenue

Cost of revenue was $4,435,000 for the year ended December 31, 2016, as compared to $3,674,000 for the same period in 2015, an increase of approximately $761,000, or 21%. The increase in cost of revenue was primarily due to the acquisition of new content to meet our increasing business demands and the additional expense (approximately $558,000) caused by the Yanhua agreement. Our cost of revenue is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels.

Gross profit

Our gross profit for the year ended December 31, 2016 was $109,000, as compared to gross profit of $932,000 for 2015. The decrease in gross profit was mainly due to an increase in cost of sales and the slight decrease in revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2016, increased approximately $2,134,000, or 26% to $10,371,000, as compared to $8,237,000 for the year ended December 31, 2015.

The increase was primarily attributed to the bad debt expense occurred in 2016 of $2,873,000, which was partially offset by a decrease in compensation expense by $739,000.

Professional fees

Professional fees are generally related to audit and review fees, legal fees and consulting fees. Our professional fees increased approximately by $641,000, or 90%, to $1,357,000 for the year ended December 31, 2016, from $716,000 during 2015. The increase in professional fees was related to our increasing legal service fees, which increased from $176,000 in 2015 to $436,000 in 2016 primarily attributed to the investment activities that occurred in 2016.

Depreciation and amortization

Our depreciation and amortization expense increased approximately $99,000, or 25%, to $489,000 for the year ended December 31, 2016, from $390,000 during 2015.The increase was mainly due to the new office building purchased in 2016.

Impairment of other intangible assets

On July 30, 2010, the Company entered into an Ordinary Share Purchase Agreement by and among the Company, CB Cayman, and Weicheng Liu, an individual, the Company recognized additional assets identified from the business combination, including charter. Our impairment of other intangible assets are generally related to the impairment of mobile app development and the Charter/Cooperation agreement for $172,000 and $1,846,000 for the year ended December 31, 2016, respectively, due to no significant revenue or cash flows would be generated from the Charter/Cooperation agreement and the decision to stop developing the APP.

Earn-out share award expenses

Our earn-out share award expenses are related to the 10,000,000 share awards issued to SSS at the closing price $1.37 on the stock issuance date.

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, contingent on the performance of SSF, Tianjin Enternet will receive shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn–out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn–Out Share Award”) are achieved. The earn-out provision for 2016, 2017 and 2018, based on SSF performance, are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. The earn–out provision is based on either the number of home/user pass or the net income of SSF.

On November 10, 2016, the Board of Directors (the “Board”) of Wecast Network held a special meeting. At the recommendation of the Company’s audit committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn–Out Share Award to (1) reduce the total Earn–Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn–out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand–alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn–Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share (“Common Stock to SSS”) and the shares were issued on November 11, 2016.

The Company recognized the fair value of the Common Stock to SSS of approximately $13,700,000, based on the market price of the Company’s Common Stock, as Earn-out share award expense.

Loss from operations

Our loss from operations increased $19,416,000 to $27,827,000 for the year ended December 31, 2016, from $8,411,000 during 2015.This was mostly due to the earn-out share award expenses mentioned above.

Interest expense, net

Our interest expense increased $134,000 to $254,000 for the year ended December 31, 2016, from $120,000 during 2015. The interest expense increase during 2016 was primarily comprised of 1) approximately $123,000 in interest expense recorded and related to the amortization of debt issuance costs related to the $17.7 million convertible note to SSS, and 2) approximately $24,000 in interest expenses accrued for the convertible note issued to SSS before its conversion on June 27, 2016.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported gain of $324,000 and gain of $190,000 for the years ended December 31, 2016 and 2015, respectively. The changes are primarily due to fluctuation in our closing stock price.

Equity in loss of equity method investees

Our equity in loss of equity method investees decreased $124,000 to $32,000 for the year ended December 31, 2016, from $156,000 during 2015. This was primarily due to Shandong Media which recognized a $124,000 loss on investment in 2015 and recognized nil loss on investment in 2016 as the investment was fully impaired as of December 31, 2015.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the year ended December 31, 2016, $1,602,000 of our operating loss from Zhong Hai Video was allocated to Hua Cheng. For the year ended December 31, 2015, operating loss attributable to non-controlling interest was $1,055,000, of which $440,000 was allocated to Hua Cheng.

Dividends on preferred stock

For the year ended December 31, 2015, in connection with the issuance of Series E Preferred Stock, we recorded dividends of approximately $16,402,000, which was primarily comprised of the recognition of a deemed dividend for a beneficial conversion feature discount of $16,571,000. For the year ended December 31, 2016, we did not record dividends on preferred stock.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of approximately $2,539,000. Approximately $310,000 was held in our Hong Kong and US entities and $2,229,000 was held in our China entities. The Company has no plans to repatriate these funds.

As discussed in Note 3 to the consolidated financial statements included in this report, the Company has incurred significant continuing losses in 2016 and 2015, and total accumulated deficits was $112,294,000 and $86,458,000 as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had net current liabilities (current assets less current liabilities) of $4,084,000. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the consolidated financial statements in this report. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

On March 28, 2016, we completed a common stock financing with SSS for $10.0 million under an agreement entered into in December 2015. On July 19, 2016, we completed a stock financing with SSW for $4.0 million. On August 12, 2016, we completed another common stock financing with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million. On November 11, 2016, the Company entered into a SPA with Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited) (“WMG”), an affiliate of SSS. Pursuant to the terms of the SPA, the Company has agreed to sell and issue 1,136,365 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $2.0 million to WMG.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2016	2015
Net cash used in operating activities	$(9,365,000)	$(6,435,000)
Net cash used in investing activities	(11,410,000)	(253,000)
Net cash (used in)/provided by financing activities	19,705,000	(310,000)
Effect of exchange rate changes on cash	(160,000)	(45,000)
Net increase/(decrease) in cash	(1,230,000)	(7,043,000)
Total cash at beginning of period	3,769,000	10,812,000
Cash at end of period	$2,539,000	$3,769,000

Operating Activities

Cash used in operating activities increased for the year ended December 31, 2016 compared to 2015, primarily due to an increase in net loss and a decrease in collection from customers, which was partially offset by a decrease in payments, made for license content fees, accrued expenses and other liabilities during 2016.

Financing Activities

Net cash provided by financing activities for year ended December 31, 2016 was from 1) proceeds of $10.0 million received from the sales of 4,545,455 shares of the Company’s common stock, issuance of a two-year warrant to acquire an additional 1,818,182 shares of the Company’s common stock at an exercise price of $2.75 per share to SSS; 2) proceeds of $4.0 million received from the sales of 2,272,727 shares of the Company’s common stock to SSW; 3) proceeds of $4 million received from the sales of 2,272,727 shares of the Company’s common stock to Harvest; 4) proceeds of $2.0 million received from the sales of 1,136,365 shares of the Company’s common stock to SSS and 5) approximately $295,000 issuance costs paid out.

Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was for 1) investment of $3.1 million in acquisition of real estate property; 2) investment of $3.0 million of intellectual property; 3) acquisition of $0.6 million in leasehold improvement; 4) investment of $3.7 million of long term investment in Frequency and Topgame; and 5) good faith deposit of $1.0 million for acquisition of SVG.

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

Contractual Obligations

As of December 31, 2016, we have the following contractual obligations:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease	$847,000	$186,000	$380,000	281,000	$-
Licensed content	1,894,000	1,456,000	438,000	-	-
Acquisition of property	987,000	987,000	-	-	-
Advertising and marketing expenses	130,000	130,000	-	-	-
Total	$3,858,000	$2,759,000	$818,000	$281,000	$-

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

Revenue Recognition

When persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured, we recognize revenue as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC 926-605, Entertainment-Films - Revenue Recognition , whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and we have no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed.

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

We amortize licensed content in cost of revenues over the content contractual window of availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that our revenues bear a representative amount of the cost of the licensed content. We review factors that impact the amortization of licensed content on a regular basis, including factors that may bear direct impact on expected revenue from specific content titles. We estimate expected revenue by reviewing relevant factors, including marketing considerations, programming efforts, relationship with our channel partners, expected customer renewals and content offered by other distributors on the same platform. Changes in our expected revenue from licensed content could have a significant impact on our amortization pattern.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to complete its evaluation by the third quarter of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for warrant liabilities. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarter of 2018 and early adoption is permitted. Management is still evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control — Integrated Framework (2016) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In 2016, a material weakness was identified in the internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability.

Based on this assessment, our management concluded that, as of December 31, 2016, our internal controls over financial reporting were ineffective.

Changes in Internal Control over Financial Reporting

Effective as of April 1, 2016, the Board appointed Ms. Mei Chen as the Company’s Chief Financial Officer. The Board believed it is in the best interest of the Company and its stockholders to appoint Ms. Chen as the Company’s principal financial officer and principal accounting officer, serving an essential role in the financial reporting process of the Company. On February 4, 2017, Ms. Chen resigned from her position as Chief Financial Officer of the Company and was replaced by Mr. Simon Wang, as the Chief Financial Officer and principal financial officer and principal accounting officer.

On April 11, 2016, the Board accepted then director Mr. Arthur Wang’s resignation as Audit Committee chair and appointed Audit Committee member James Cassano as the new chair. The Board also approved directors Jin Shi and Jerry Fan to serve as new members of the Audit Committee. The Board has reviewed the relationship of each Audit Committee member with the Company in accordance with the NASDAQ Marketplace Rules. Based on the review, the Board believes that each of the Audit Committee Member meets the requirements of NASDAQ Rules under the Exchange Act for independence with respect to audit committees of boards of directors.

In 2016, a material weakness identified in the internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability.

Other than the changes stated above, there have been no other significant changes in internal control for the year ended December 31, 2016, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Bruno Wu	50	Chairman
Shane McMahon	47	Vice Chairman
Bing Yang	54	Chief Executive Officer and Director
Yi Xu	42	Chief Operating Officer
Simon Wang	36	Chief Financial Officer
Randy Huang	45	Chief Technical Officer
James Cassano	69	Director
Jerry Fan	51	Director
Jin Shi	47	Director
Polly Wang	51	Director
Xuesong Song	48	Director

Bruno Wu. Mr. Wu has served as our Chairman since January 12, 2016. Mr. Wu is the founder, co-chairman and CEO of Sun Seven Stars Media Group Limited, a private media and investment company in China, since 2007. Its predecessor is Sun Media Group Holdings Limited, which was established by Mr. Wu and his spouse in 1999. Mr. Wu served as chairman of Sun Media Group from 1999 to 2007 and was former director of Shanda Group, a private investment group, from 2006 to 2009 and as former co-chairman of Sina Corporation (NASDAQ: SINA), a Chinese media and Internet services company, from 2001 to 2002. Additionally, Mr. Wu served as the chief operating officer for ATV, a free-to-air television broadcaster in Hong Kong, from 1998 to 1999. Mr. Wu serves as a director of Seven Star Works Co Ltd (KOSDAQ: 121800) and served as a director of Semir Garment Co. Ltd (SHE: 00256) between 2008 and 2012. Mr. Wu received a Ph.D. from the School of International Relations and Public Affairs at Fudan University in 2001 and prior to that received an M.A. in International Relations from Washington University, a B.A. in Business Management from Culver-Stockton College of Missouri and a diploma in Superior Studies in French Literature from the School of French Language and Literature at the University of Savoie in Chambery, France.

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

Bing Yang. Mr. Bing Yang has served as Chief Executive Officer of the Company and as a director of the Board since December 4, 2016. Prior to becoming our CEO, Mr. Yang served as President of the Company’s E-Commerce division since April 26, 2016. Prior to that, Mr. Yang came to the Company with a wide range of experience in research & development, product development and sales and marketing. Between May 2015 and March 2016, he served as CEO for On-Ramp Service, Inc., a high-end lifestyle cross-border online retail platform. From October 2014 to May 2015, Mr. Yang was the CEO of KJT.com, a pioneer of the crossborder e-commerce in China based in Shanghai. Prior to KJT, Mr. Yang held various executive level positions throughout his thirty-year career at companies such as Cisco and Convergent Networks, a pioneer in VoIP technologies. He was a General Manager for Cisco Systems (Shanghai) Video Technology Corp. Ltd between June 2011 and October 2014, and managing director Cisco System, R&D Center between February 2008 and October 2014. Mr. Yang earned a Bachelor of Science in Electrical Engineering from the University of Texas at Austin and a Master of Science in Electrical Engineering from the University of New Hampshire.

Yi Xu. Mr. Xu has served as our Chief Operating Officer and interim Chief Financial Officer since February 4, 2017. Mr. Xu comes to the Company with twenty years of management and operating experience, and a keen understanding and extensive background in corporate finance, financial planning and analysis, treasury, strategic planning, risk management, controls and compliance. Prior to joining the Company, from August 2016 to January 2017, Mr. Xu was the Vice President of Zhimaotong (Shanghai) International Trade Co., Ltd., a state-controlled company specializing in cross-border e-commerce. Between October 2014 and August 2016, Mr. Xu served as the Senior Vice President of Shanghai Kuajingtong Group, also a state-controlled company specializing in cross-border e-commerce. Prior to that, from June 2014 to October 2014, Mr. Xu was CFO and Vice President of Operations of Shanghai Shangbaotong Technologies Co., Ltd., an e-commerce company in the health care industry. He was Executive Assistant to the Chairman of Ganso (Shanghai) Confections and Dreams Co., Ltd. from March 2014 to June 2014, an executive of Cigarettes Tobacco Cigars Pty., Ltd. from February 2012 to February 2014, and Vice President of Operations of Macox Lane from 2010 to 2012. Mr. Xu holds a Bachelor’s Degree in telecommunication engineering from Shanghai Jiao Tong University.

Simon Wang. Mr. Wang was appointed Chief Financial Officer of the Company in March 2017. Mr. Wang comes to the Company. with more than ten years of experience in financial management. Prior to joining the Company, from August 2015 to January 2017, Mr. Wang was the Financial VP of Beibei Group(China) Ltd (beibei.com), a Chinese maternal and infant product e-commerce platform, where he led the financial team, accounting team, investing team, treasury team and legal team, directed and oversaw management and statutory reports of the companies setting benchmarks, key drivers and targets, and planned and directed treasury activities including fund seeking for working capital or potential capital investments, performing cash flow projections and managing daily treasury responsibilities. Between December 2013 and August 2015, Mr. Wang served as the Director of the Financial Department at Vipshop Holdings Ltd. (NYSE: VIPS), a Chinese online discount retailer, where he ensured external audit of financial report and Sox 404, maintained the delegations of authority, found and followed through on the control breaks. Before 2013, he was the senior manager of Deloitte China (a member of Deloitte Touche Tohmatsu Limited, a UK private company), a tax, audit, and consulting firm, where he led a team of professionals or assisted Partner-in-charge in carrying out quality assurance services to clients in Financial Services sector or Listed Companies. Vocational qualifications of Mr. Wang include CPA Australia, China Public Accountants (CICPA) and China Legal Professional Qualification. Mr. Wang holds a BA in Accounting from Southwest University of Political Science and Law and a Master’s in Finance from the Chinese Academy of Social Sciences.

Randy Huang. Mr. Huang was appointed Chief Technical Officer of the Company in March 2017. Mr. Huang served as the CTO for Sun Seven Stars Media Group, an affiliate of the Company, since January 2017 before joining the Company. Prior to that, Mr. Huang held various technical positions within Cisco Systems, Inc. (“Cisco”), an American multinational technology conglomerate. These positions included Senior Director, managing the global software R&D team of the Cable Access Business Unit from April 2015 to November 2016, Director of the global software R&D team of Cable Access Business Unit from January 2013 to April 2015, Director of the CHINA R&D team of Cable Access Business Unit from October 2010 to January 2013, and other management and engineering positions building industry–leading routing systems since August 1997. During Mr. Huang’s time at Cisco, Mr. Huang has led teams of more than 500 engineers, and worked in various areas such as software development, networking, product development, embedded systems, virtualization and cloud–based micro–service architectures. Mr. Huang holds a Master in Computer Science from UCLA and a BA in Environmental Engineering from Tsinghua University.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining shareholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website http://corporate.yod.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at Building B4, Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, 101116, China.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of eight members: Bruno Wu, Shane McMahon, Bing Yang, James Cassano, Jerry Fan, Jin Shi, Polly Wang and Xuesong Song. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website http://corporate.yod.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at Building B4, Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, 101116, China.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of March 2017, the Board was composed of eight members, four of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Jerry Fan, Jin Shi and Polly Wang  are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605. The Board has also determined that Bruno Wu, the Company’s chairman, is no longer independent under in NASDAQ Listing Rule 5605, because of certain transactions between the Company and other entities controlled by Mr. Wu. As a result of this determination, the Company is not in compliance with Nasdaq Rule 5605(b)(1) which requires that the Company maintain a majority of independent directors. The Company intends to comply with the cure period stated in Rule 5605(b)(1)(A) and have a majority of independent directors by the earlier of its next annual stockholders meeting or one year from the occurrence of the event that caused the failure to comply with these requirements provided, however, that if the annual stockholders meeting occurs no later than 180 days following the event that caused the failure to comply with these requirements, the Company instead will have 180 days from such event to regain compliance.

Audit Committee

Our Audit Committee consists of James Cassano, Jerry Fan and Jin Shi with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

The Compensation Committee has sole authority to retain and terminate any consulting firm or other outside advisor to assist the committee in the evaluation of director, chief executive officer or senior executive compensation and other compensation-related matters, including sole authority to approve the firms’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees consisting of one or more members of the Compensation Committee.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Jerry Fan and Jin Shi with Mr. Shi acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

.	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
.	selecting directors for appointment to committees of the Board; and
.	overseeing annual evaluation of the Board and its committees for the prior fiscal year

The Governance and Nominating Committee has sole authority to retain and terminate retain and terminate any search firm that is to be used by the Company to assist in identifying director candidates, including sole authority to approve the firms’ fees and other retention terms. The Governance and Nominating Committee may also form and delegate authority to subcommittees consisting of one or more members of the Governance and Nominating Committee.

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

Bing Yang. Mr. Yang has significant operational and executive management experience in the research & development, product development, content distribution and video on demand space in China, and has significant experience serving in senior executive positions, including chief executive officer. In light of our business and structure, Mr. Yang’s extensive industry and management experience led us to the conclusion that he should serve as a director of our Company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our Directors and executive offers, we believe that our Directors and executive offers filed the required reports on time during 2016, except for the initial ownership reports for our newly appointed executive officers, Mr. Yang, Mr. Wang, Mr. Xu and Mr. Huang, which are in the process of being filed but are passed their due date.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at corporate.yod.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2016 and 2015)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

		Cash	Stock	All Other
		Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(6)	($)

Bing Yang (Chief Executive Officer)	2016	138,333	180,000	-	318,333
	2015
Mingchen Tao (Former Chief Executive Officer(1))	2016	200,000	-	-	200,000
	2015
Weicheng Liu (Former Chief Executive Officer(2))	2016	21,715	-	-	21,715
	2015	358,265			358,265
Mei Chen (Former Chief Financial Officer(3))	2016	111,176	-	-	111,176
Grace He (Former Vice President of Finance(4))	2016	87,500	-	-	87,500
	2015	142,500	-	-	142,500
Yue Xu (Former Vice President(5) )	2016	90,000	-	-	90,000

(1)	On December 4, 2016, Mr. Tao resigned from his position as Chief Executive Officer of the Company.

(2)	On January 22, 2016 Mr. Liu was terminated from his position as Chief Executive Officer of the Company.

(3)	On February 4, 2017, Ms. Chen resigned from her position as Chief Financial Officer of the Company.

(4)	On July 22, 2016, Ms. Grace resigned from her position as Vice President of Finance of the Company.

(5)	On December 31, 2016, Mr. Xu resigned from his position as Vice President.

(6)	Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

Employment Agreements

Bing Yang

Employment Agreement

On March 28, 2016, we entered into an employment agreement with Mr. Yang effective as of April 26, 2016. Mr. Yang’s employment agreement has an initial term of two years, with automatic one-year extensions thereafter unless written notice of nonrenewal is given by either party not less than 90 days prior to the end of the then current term. Mr. Yang will be paid an initial base salary of $180,000 per year, which will be subject to annual review by the CEO and Compensation Committee of the Board and may be adjusted. Mr. Yang will also receive a one-time sign-on bonus of $20,000 In addition, so long as he remains employed and achieves annual performance objectives, Mr. Yang is entitled to receive 100,000 shares of restricted stock per year under the Company’s 2010 Equity Incentive Plan to be issued in April 2016, and each quarter after April 2016 till April 2018. Mr. Yang will also be entitled to participate in all employee benefit plans, policies practices of the Company generally available to any of its senior executive employees. On March 28, 2017, the Board of Directors approved an increase in Mr. Yang’s base salary to $220,000 to reflect his new position as CEO.

Mingchen Tao

Employment Agreement

On January 26, 2016, the Company entered into an employment agreement with Mr. Tao effective as of January 22, 2016. Mr. Tao’s employment agreement had an initial term of two years, with automatic one-year extensions thereafter unless written notice of non-renewal is given by either party not less than 90 days prior to the end of the then current term. Mr. Tao was paid an initial base salary of $200,000 per year, subject to annual review by the Compensation Committee of the Board. In addition, Mr. Tao received a one-time sign-on bonus of $8,000. In addition, so long as he remained employed and achieved annual performance objectives, Mr. Tao was entitled to receive the grants of restricted stock under the Company’s 2010 Equity Incentive Plan. Mr. Tao was also entitled to participate in all employee benefit plans, policies practices of the Company generally available to any of its senior executive employees. In the event that Mr. Tao was terminated without cause, he would be entitled to severance pay and benefits. On December 4, 2016, Mr. Tao notified the Board of his resignation from his position as CEO and from the Board, effective immediately. Since Mr. Tao resigned from his position, no severance payments were made.

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

Separation Agreement

On January 22, 2016, we terminated the employment of Mr. Liu as Chief Executive Officer of the Company and entered into a separation agreement with him as of such date. This agreement provides for the payment of $405,000, less standard payroll withholdings as applicable, which amount is to be paid in equal installments over a period of 18 months beginning in February 2016. However, payment may be accelerated if, prior to February 28, 2016, Mr. Liu completes all signature and documentation requirements to remove Mr. Liu and his wife from the VIE structure and otherwise assist the Company in restructuring its VIEs to the Company’s satisfaction. In such case, the Company will pay 1/3 of the amount as a lump sum, with the remaining 2/3 paid equally over the following 12 months. We also agreed to provide Mr. Liu a one-time lump sum payment of $60,000, earned and accrued but unpaid salary, and 4-week base salary for accrued and earned but unused vacation time, with such amounts to be paid within 5 days following the effective date of the separation agreement. In addition, all outstanding unvested options, warrants or restricted stock previously granted to Mr. Liu became fully vested, and previously granted options and warrants are exercisable for the full term of the option or warrant. Mr. Liu agreed to provide certain transition services to the Company, including implementation of employment decisions, restructuring the ownership and control of the Company’s VIE structure, assistance in renewing certain client relationships, among others. If Mr. Liu is able to renew certain contractual relationships and receive payments thereunder within defined timeframes, Mr. Liu could earn additional sums. Finally, Mr. Liu agreed to certain lock-up restrictions with respect to his shares of Company stock (or other securities) until May 20, 2016, and also agreed that for so long as he is the beneficial owner of more than 5% of the Company’s common stock that he would enter into lock-up or such other agreements as may be reasonably requested by the Company or the managing underwriters or placement agents of any public offering of securities of the Company.

Mei Chen

Employment Agreement

On March 28, 2016, we entered into an employment agreement with Ms. Chen effective as of April 1, 2016. Ms. Chen’s employment agreement had an initial term of two years, with automatic one-year extensions thereafter unless written notice of nonrenewal was given by either party not less than 90 days prior to the end of the then current term. Ms. Chen was paid an initial base salary of RMB 1,008,000 per year, subject to annual review by the CEO and Compensation Committee of the Board. In addition, so long as she remained employed and achieved annual performance objectives, Ms. Chen was entitled to receive 25,000 shares of restricted stock per year under the Company’s 2010 Equity Incentive Plan to be issued on or around April 1, 2016, April 1, 2017 and April 1, 2018, respectively. Ms. Chen was also entitled to participate in all employee benefit plans, policies practices of the Company generally available to any of its senior executive employees. On January 30, 2017, Ms. Chen, notified the Board of Directors of her resignation from her position as CFO, effective February 4, 2017.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)
Bing Yang						100,000(1)	123,000	(2)

Weicheng Liu	240,000	-	-	3.75	12/03/20
	26,667	-	-	3.75	07/01/17
	26,667	-	-	3.75	07/01/18
	40,000	-	-	4.50	01/11/22

Grace He	40,000	-	-	1.58	07/06/26

(1)	25,000 of the shares vest on April 11, 2016 and 3/48 of the shares then vest on the last day of each quarter until total number of shares granted have vested.

(2)	The amount is calculated using the Company’s closing price of $1.23 per share of common stock on December 30, 2016.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2016.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)
Bruno Wu	$8,250	$25,000	$-	$33,250
Shane McMahon	$7,563	$22,917	$-	$30,480
James Cassano	$10,354	$31,250	$-	$41,604
Jerry Fan	$8,250	$25,000	$-	$33,250
Jin Shi	$10,354	$31,250	$-	$41,604
Polly Wang	$7,563	$22,917	$-	$30,480
Xuesong Song	$7,563	$22,917	$-	$30,480
Arthur Wong	$14,585	$-	$1,773	$16,358
Cliff Higgerson	$4,167	$12,500	$-	$16,667

(1)	Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

(2)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 15 to the Company’s consolidated financial statements, which are included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors as a group; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Wecast Network, Inc., at Building B4, Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, 101116, China.

Shares Beneficially Owned (1)

Name and Address of		Common Stock(2)			Series A Preferred Stock (3)		Combined Common Stock and Series A(4)
Beneficial	Office, If
Owner	Any	Shares		% of Class	Shares	% of Class	Votes		Percentage
Directors and Officers
Bruno Wu	Chairman	24,426,684		39.6%	7,000,000	100%	33,760,014	(5)	47.5%
Bing Yang	CEO and Director	100,000	(10)	*	0	*	100,000		*
Simon Wang	CFO	0		*	0	*	0		*
Mingcheng Tao	Former CEO and Director	0		*	0	*	0		*
Shane McMahon	Vice Chairman	6,416,889	(6)	10.0%	0	*	6,416,889		8.8%
Mei Chen	Former CFO	0		*	0	*	0		*
Grace He	Former Vice President of Finance	40,000	(12)	*	0	*	40,000		*
Weicheng Liu	Former CEO and Director	2,929,787	(8)	4.9%	0	*	2,929,787		4.2%
Yue Xu	Former Vice President	0		*	0	*	0		*
Xuesong Song	Director	6,134,898	(7)	10.2%	0	*	6,134,898		8.9%
James Cassano	Director	91,782	(9)	*	0	*	91,782		*
Jin Shi	Director	59,475	(11)	*	0	*	59,475		*
Jerry Fan	Director	14,793		*	0	*	14,793		*
Polly Wang	Director	14,793		*	0	*	14,793		*
All officers and directors as a group (14 persons named above)		40,229,		60.8%	7,000,000	100%	49,562,431		65.6%
5% Securities Holders

C Media Limited
CN11 Legend Town, No. 1 Ba Li Zhuang Dong Li Chaoyang District, Beijing 100025 China		5,714,285		9.5%	0	*	5,714,285		8.3%
Wecast Media Group Limited
Wing On Centre, 111 Connaught Road Central, 16th Floor, Hong Kong		24,411,891		39.6%	7,000,000	100%	33,745,221	(5)	47.5%

* Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	A total of 59,891,201 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2017.

(3)

Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 28, 2017, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(5)

Includes (i) 7,000,000 shares of Series A Preferred Stock, (ii) 26,230,073 shares of Common Stock, (iii) 1,818,182 shares underlying warrants exercisable within 60 days at $2.75 per share. 14, 793 shares of Common Stock are beneficially owned directly by Bruno Wu and 24,411,891 shares of Common Stock and the 7,000,000 shares of Series A Preferred Stock are beneficially owned directly by Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited), a Hong Kong Company (“WMG”) a wholly–owned subsidiary of Shanghai Sun Seven Stars Cultural Development Limited, a PRC company (“SSSSCD”) a wholly– owned subsidiary of Tianjin Sun Seven Stars Culture Development Limited, a PRC company (“TSSSCD”) a wholly–owned subsidiary of Beijing Sun Seven Stars Culture Development Limited, a PRC company (“SSS”) a directly controlled subsidiary of Tianjin Sun Seven Stars Partnership Management Co., Ltd., a PRC company (“TSSS”). Lan Yang, who is the direct controlling shareholder and the Chairperson of TSSS, is the spouse of the Company’s director Bruno Wu, who serves as the Chairman, Chief Executive Officer and as a director of SSS. Each of SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD shares with WMG voting and dispositive power over the securities held by WMG. Each of SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD expressly disclaims beneficial ownership of securities held by any person or entity, except to the extent of their pecuniary interest therein.

(6)

Common Stock underlying options exercisable within 60 days at $4.50 per share; and (iv) 166,666 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share. In addition, Mr. McMahon’s shares of Common Stock includes 933,333 shares of Common Stock issuable upon conversion of Series E Preferred Stock that are in the process of being converted and 2,404,164 shares of Common Stock, issuable within 60 days, upon conversion of a promissory note which is convertible into Common Stock at a conversion price of $1.50, until December 31, 2018.

(7)

Includes 14,793 shares of Common Stock held directly by Mr. Song, 405,820 shares of Common Stock held by Chum Capital Group Limited of which Mr. Song is the principal and 5,714,285 owned by C Media Limited of which Mr. Song is the Chairman and Chief Executive Officer.

(8)	Includes 293,333 shares underlying options exercisable within 60 days at $3.75 per share and 40,000 shares underlying options exercisable within 60 days at $4.50 per share.

(9)	Includes 13,333 shares underlying options exercisable within 60 days at $2.00 per share and 8,974 shares underlying options exercisable within 60 days at $2.91 per share. Also includes 14,793 restricted shares of Common Stock granted under our 2010 Equity Incentive Plan, which vest on April 1, 2017. Mr. Cassano has sole voting power with respect to the restricted shares but do not have sole or shared dispositive power until the restricted shares vest.

(10)	Includes 100,000 restricted shares of Common Stock, granted under our 2010 Equity Incentive Plan. Mr. Yang has sole voting power with respect to the restricted shares but do not have sole or shared dispositive power until the restricted shares vest. 25,000 of the shares vest on April 11, 2016 and 3/48 of the shares then vest on the last day of each quarter until total number of shares granted have vested.

(11)	Includes 14,793 restricted shares of Common Stock granted under our 2010 Equity Incentive Plan, which vest on April 1, 2017. Mr. Shi has sole voting power with respect to the restricted shares but do not have sole or shared dispositive power until the restricted shares vest.

(12)	Includes 40,000 shares underlying options exercisable within 60 days at $1.58 per share.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2016 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options	outstanding options	plans (excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,464,465	$2.42	2,535,535
Equity compensation plans not approved by security holders	-	-	-
Total	1,464,465		2,535,535

(1)	On December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Equity Incentive Plan, or the Plan, pursuant to which incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. The Plan was also approved by our majority shareholders on December 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 - Executive Compensation. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions with SSS and Bruno Wu

On November 23, 2015, the Company entered into a series of agreements for a strategic investment by and Sun Seven Stars Media Group Limited (“SSS”), a Hong Kong company in the media and entertainment industry that one of the Company’s largest shareholders, controlled by our chairman Bruno Wu. The strategic investment by SSS included a private placement of equity securities of the Company, a content licensing agreement, and the potential for Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), an affiliate of SSS, to earn additional shares of the Company’s common stock contingent on the performance of the Company’s VIE SSF. On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended SSS Purchase Agreement”) and a Revised Content License Agreement (the “Revised Content Agreement”) with SSS which amended certain terms of the original agreements dated November 23, 2015. In addition, the Company also entered into an Amended and Restated Share Purchase Agreement (the “Amended Tianjin Agreement”) with Tianjin Enternet.

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

On March 28, 2016, pursuant to the Amended and Restated SSS Purchase Agreement, SSS granted the Company non-exclusive royalty-free distribution rights for certain video content in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000, was originally due to mature on May 21, 2016, and beard an interest at the rate of 0.56% per annum. On May 12, 2016, the Company and SSS entered into an amendment agreement to extend the maturity date of the SSS Note to July 31, 2016. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, which was obtained on June 27, 2016, the SSS Note was automatically converted into 9,208,860 shares of the Company’s common stock.

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, Tianjin Enternet was to contribute 100% of the equity ownership of SSF, a newly-formed subsidiary of Tianjin Enternet (and now one of the Company’s VIEs) to the Company. Contingent on the performance of SSF, Tianjin Enternet would receive shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn-out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) were achieved. The earn-out provision for 2016, 2017 and 2018 were either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. In the event that the Company would not obtained the required vote from shareholders to issue the earn-out shares to Tianjin Enternet, the Company would issue a promissory note with a principal amount equal to the quotient by multiplying 5.0 million by the applicable stock price defined in the agreement.

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

On November 10, 2016, the Board of Directors (the “Board”) of Wecast Network held a special meeting. At the recommendation of the Company’s audit committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn–Out Share Award to (1) reduce the total Earn–Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn–out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand–alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn–Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share and the shares were issued on November 11, 2016.

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash based on total fair value of the Game IP Rights, which was determined to be approximately $2.7 million (RMB 18 million), and the whole amount was paid in full in 2016.

On July 6, 2016, the Company entered into a Common Stock Purchase Agreement with Seven Stars Works Co., Ltd., a Korea company (“SSW”) and an affiliate of SSS for the purchase by SSW of 2,272,727 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $4.0 million.

On November 11, 2016, the Company entered into a Common Stock Purchase Agreement with Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited), a Hong Kong company (“WMG”) and an affiliate of SSS. Pursuant to the terms of the SPA, the Company has agreed to sell and issue 1,136,365 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $2.0 million to WMG.

On January 30, 2017, based on the terms of a non-binding term sheet entered into on September 19, 2016, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of the Company’s chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong corporation (“SVG”) for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Until receipt of necessary shareholder approvals, the SVG Note is not convertible into shares of our common stock, but once the necessary shareholder approval is received, the unpaid principal and interest thereon will automatically convert. Under the terms of the Sun Video SPA, BT has guaranteed that the business of the SVG and its subsidiaries (the “Sun Video Business”) shall achieve (i) revenue of $250 million, and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to us the shares of our common stock or SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed. In addition, if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), we shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of our Board of Directors. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be calculated based on the market price of such shares.

On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and SSS, one of the Company’s largest shareholders, controlled by our chairman Bruno Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited, a Hong Kong company (“Wide Angle”) for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA.

On March 14, 2017, the Company, through its PRC subsidiary Shanghai Blue World Investment Management Consulting Limited (“SVG WFOE”), entered into a Capital Increase Agreement (the “Capital Increase Agreement”) with Guizhou Sun Seven Stars Technology Company Limited, a PRC company (“GZSSS”), which is an affiliate of the Company’s chairman Bruno Wu and Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited), one of the Company’s largest shareholders, controlled by Bruno Wu. Pursuant to the terms of the Capital Increase Agreement, Guizhou Sun Seven Stars Technology Trading Platform Limited (“GZ”), a PRC company formed in February 2017 and currently 100% owned by SVG WFOE, will issue new shares equal to 94.12% of its equity to GZSSS in exchange for RMB 80 million (approximately $11.6 million). The total registered capital of GZ will be RMB 85 million (approximately $12.3 million). The parties will share the dividends and other profits of GZ at a ratio of 70% to the Company and 30% to GZSSS. In addition, the Company will have the right to appoint two of GZ’s three board members and GZSSS will have the right to appoint one board member.

Other Related Party Transactions

On May 10, 2012, at the Company’s request, our Chairman and Chief Executive Officer, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 with interest rate at 4% annually. Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2015. On December 30, 2014, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2016. On December 31, 2016, the Company and Mr. McMahon entered into an amendment pursuant to which the Note will be at Mr. McMahon’s option, payable on demand or convertible on demand into shares of the Company’s Series E Preferred Stock, provided that the Note will no longer be convertible into Series E Preferred Stock upon the conversion of the Series E Preferred stock owned by C Media into the Company’s Common Stock (pursuant to which all Series E Preferred Stock will be automatically converted) but then convertible only into Common Stock at a conversion price of $1.50, until December 31, 2018.

Hua Cheng, the minority shareholder of Zhong Hai Media, charged us licensed content fees of approximately $219,000 for the year ended December 31, 2016.

Except as set forth in our discussion above, none of our Directors, director nominees or executive officers has been involved in any transactions with us or any of our Directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. For details, see Item 10 - Directors, Executive Officers and Corporate Governance.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$621,732	$490,175
Audit-Related Fees	-	-
Tax Fees	8,685	-
All Other Fees	1,780	1,650
TOTAL	$632,197	$491,825

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit and non-audit services performed by KPMG Huazhen LLP for our consolidated financial statements as of and for the year ended December 31, 2016 and 2015.

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

Date: March 31, 2017

WECAST NETWORK, INC.

By:	/s/ Bing Yang
Bing Yang
Chief Executive Officer

By:	/s/ Simon Wang
Simon Wang
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruno Wu and Bing Yang, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruno Wu		March 31, 2017
Bruno Wu	Chairman and Director

/s/ Shane McMahon		March 31, 2017
Shane McMahon	Vice Chairman and Director

/s/ Bing Yang		March 31, 2017
Bing Yang	Chief Executive Officer and Director
(Principle Executive Officer)

/s/ Simon Wang		March 31, 2017
Simon Wang	Chief Financial Officer
(Principle Financial and Accounting Officer)

/s/ James Cassano		March 31, 2017
James Cassano	Director

/s/ Jerry Fan		March 31, 2017
Jerry Fan	Director

/s/ Jin Shi		March 31, 2017
Jin Shi	Director

/s/ Polly Wang		March 31, 2017
Polly Wang	Director

/s/ Xuesong Song		March 31, 2017
Xuesong Song	Director

WCST 10-K – 2016 Fiscal Year - Exhibit index

Exhibit

No.	Description

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2012].

3.2	Second Amended and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015 [incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws, adopted on November 20, 2015. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015]

3.5	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].

3.6	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

3.7	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].

3.8	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

4.5#	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.6#	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.7#	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.8	Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].

10.2#	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.2#	Employment Agreement, dated January 31, 2014 between the Company and Weicheng Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.4#	Employment Agreement, dated January 31, 2014 between the Company and Marc Urbach [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.5#	Employment Agreement, dated January 31, 2014 between the Company and Xuesong Song [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.6	Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.7	Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.8	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2012].

10.9	Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 21, 2012].

10.10	Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 23, 2012].

10.11	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2013].

10.12	Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.13	Amendment No. 5 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 2, 2015].

10.14	Amendment No. 6 to the Convertible Promissory Note, dated December 31, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 6, 2016].

10.15	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].

10.16	Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.17#	Retention and Separation Agreement, dated as of March 30, 2015, by and between the Company and Marc Urbach [incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015]

10.18#	Consulting Agreement dated as of March 31, 2015, by and between the Company and Marc Urbach [incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

10.19	Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated March 26, 2015 by and between Zhonghai Video Media (Beijing) Co., Ltd. and C Media Limited [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35561) filed on July 7, 2015].

10.20	Supplement Agreement to Mobile Phone Video-On-Demand (VOD) Business Cooperation Agreement dated April 28, 2015 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 14, 2015].

10.21	Voting Agreement, dated as of November 23, 2015, by and between the Company and certain stockholders [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015].

10.22	Amended and Restated Securities Purchase Agreement, dated as of December 21, 2015, between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.23	Content License Agreement, dated as of December 21, 2015, by and between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.24	Amended and Restated Share Purchase Agreement, dated as of December 21, 2015, by and between the Company and Tianjin Enternet Network Technology Limited [incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.25	Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated December 21, 2015 [incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.26#	Separation Agreement, dated as of January 22, 2016 by and between the Company and Weicheng Liu [incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.27#	Employment Agreement, dated as of January 22, 2016 by and between the Company and Mingcheng Tao [incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.28#	Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.29#	Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.30	Termination Agreement among Sinotop Beijing, YOD WFOE and Zhang Yan, dated January 22, 2016 [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.31	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.32	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.33	Power of Attorney agreements among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.34	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.35	Spousal Consents, dated January 25, 2016 [incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.36	Letter of Indemnification among YOD WFOE, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.37

Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.38

Call Option Agreement among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

58

10.39

Power of Attorney agreements, among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.40

Technical Services Agreement among YOD WFOE and Tianjin Sevenstarflix Network Technology Limited, dated April 5, 2016 [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.41	Spousal Consents, dated April 5, 2016 [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.42

Letter of Indemnification among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.43

Loan Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.44

Management Services Agreement among YOU On Demand (Asia) Limited and Tianjin Sevenstarflix Network Technology Limited, dated April 6, 2016 [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.45

Joint Venture Agreement by and between the Company and Frequency Networks, Inc., dated April 13, 2016 [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.46

Series A Preferred Stock Purchase Agreement by and between the Company and Frequency Networks, Inc., dated April 13, 2016 [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.47

Game Right Assignment Agreement by and between Tianjin Sevenstarflix Network Technology Limited and Beijing Sun Seven Stars Cultural Development Limited, dated April 13, 2016 [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.48	Capital Increase Agreement by and between Tianjin Sevenstarflix Network Technology Limited, Nanjing Tops Game Co., Ltd. and Nanjing Tops Game Co., Ltd.’s shareholders, dated April 15, 2016 [incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.49	Amendment No. 1 to Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated May 12, 2016 [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.50

Joint Venture Agreement by and between YOU on Demand (Asia) Limited, and Megtron Hongkong Investment Group Co., Limited, dated May 30, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.51

Common Stock Purchase Agreement by and between the Company and Seven Stars Works Co., Ltd., dated July 6, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.52

Common Stock Purchase Agreement by and between the Company and Harvest Alternative Investment Opportunities SPC, dated August 11, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.53*	Common Stock Purchase Agreement by and between the Company and Sun Seven Stars Hong Kong Cultural Development Limited, dated November 11, 2016.

10.54*	Securities Purchase Agreement by and between the Company and BT Capital Global Limited, dated January 30, 2017.

10.55*	Convertible Promissory Note issued BT Capital Global Limited, dated January 30, 2017.

10.56*	Securities Purchase Agreement by and between the Company, BT Capital Global Limited and Sun Seven Stars Media Group Limited, dated January 31, 2017.

21*	List of subsidiaries of the registrant

23.1*	Consent of KPMG Huazhen LLP.

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
#	Indicates management contract or compensatory plan, contract, or agreement.

WECAST NETWORK, INC.,

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wecast Network, Inc.:

We have audited the accompanying consolidated balance sheets of Wecast Network, Inc. (the “Company”, formerly known as You on Demand Holdings, Inc.) and subsidiaries and variable interest entities as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wecast Network, Inc. and subsidiaries and variable interest entities as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Huazhen LLP

Beijing, China

March 31, 2017

Wecast Network, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,538,976	$3,768,897
Restricted cash	-	2,994,364
Accounts receivable, net	1,260,529	1,689,415
Licensed content, current	124,319	556,591
Prepaid expenses	285,588	362,421
Deferred issuance cost	-	551,218
Other current assets	322,483	157,594
Total current assets	4,531,895	10,080,500
Property and equipment, net	4,636,188	154,434
Licensed content, non-current	17,593,528	21,085
Intangible assets, net	389,620	2,412,591
Goodwill	6,648,911	6,648,911
Long-term investments	6,654,664	450,115
Other non-current assets	842,782	58,089
Total assets	$41,297,588	$19,825,725
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $5,817 and $44,867 as of December 31, 2016 and 2015, respectively)	$5,817	$45,788
Deferred revenue of VIEs without recourse to the Company	824,563	15,080
Accrued interest	557,918	437,589
Accrued other expenses (including accrued expenses of VIEs without recourse to the Company of $268,074 and $280,038 as of December 31, 2016 and 2015, respectively)	704,771	758,477
Accrued salaries (including accrued salaries of VIEs without recourse to the Company of nil and $10,861 as of December 31, 2016 and 2015, respectively)	766,957	1,058,124
Payable for purchase of building	987,015	-
Other current liabilities (including other current liabilities of VIEs without recourse to the Company of $394,314 and $298,422 as of December 31, 2016 and 2015, respectively)	461,528	312,170
Accrued license content fees of VIEs without recourse to the Company	1,236,661	933,532
Convertible promissory note	3,000,000	3,000,000
Warrant liabilities	70,785	395,217
Deposit payable	-	2,994,364
Total current liabilities	8,616,015	9,950,341
Deferred income taxes	-	330,124
Total liabilities	8,616,015	10,280,465
Commitments and contingencies:
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2016 and 2015, respectively	1,261,995	1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 7,154,997 and 7,254,997 shares issued and outstanding, liquidation preference of $12,521,245 and $12,696,245 as of December 31, 2016 and December 31, 2015, respectively	7,155	7,255
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 53,918,523 and 24,249,109 shares issued and outstanding as of December 31, 2016 and 2015, respectively	53,918	24,249
Additional paid-in capital	149,021,460	97,512,542
Accumulated deficit	(112,293,781)	(86,457,840)
Accumulated other comprehensive loss	(1,415,717)	(414,910)
Total Wecast Network shareholder’s equity	35,373,035	10,671,296
Non-controlling interest	(3,953,457)	(2,388,031)
Total equity	31,419,578	8,283,265
Total liabilities, convertible redeemable preferred stock and equity	$41,297,588	$19,825,725

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2016	2015
Revenue	$4,543,616	$4,606,380
Cost of revenue	4,434,260	3,673,895
Gross profit	109,356	932,485

Operating expenses:
Selling, general and administrative expenses	10,370,548	8,237,056
Professional fees	1,357,454	715,723
Depreciation and amortization	489,308	390,373
Impairment of other intangible assets (Note 7)	2,018,628	-
Earn-out share award expense (Note 12)	13,700,000	-
Total operating expenses	27,935,938	9,343,152

Loss from operations	(27,826,582)	(8,410,667)

Interest and other income/(expense):
Interest expense, net	(254,292)	(119,913)
Change in fair value of warrant liabilities	324,432	189,833
Equity in loss of equity method investees	(31,557)	(156,135)
Impairment of equity method investments	(38,448)	(214,998)
Others	58,621	136,511
Loss before income taxes and non-controlling interest	(27,767,826)	(8,575,369)

Income tax benefit	330,124	34,448

Net loss	(27,437,702)	(8,540,921)

Net loss attributable to non-controlling interest	1,601,761	439,648

Net loss attributable to Wecast Network shareholders	$(25,835,941)	$(8,101,273)

Basic and diluted loss per share	$(0.72)	$(0.34)

Weighted average shares outstanding:

Basic and diluted	35,998,001	23,948,487

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2016	2015
Net loss	$(27,437,702)	$(8,540,921)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	(964,472)	(315,142)
Comprehensive loss	(28,402,174)	(8,856,063)
Comprehensive loss attributable to non-controlling interest	1,565,426	405,912
Comprehensive loss attributable to Wecast Network shareholders	$(26,836,748)	$(8,450,151)

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2016

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Wecast Network Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	319,693	-	-	319,718	-	319,718
Common stock issuance	-	-	5,681,819	5,681	9,994,319	-	-	10,000,000	-	10,000,000
Common stock issued to SSS			4,545,455	4,545	9,270,665			9,275,210		9,275,210
Warrant issued to SSS	-	-	-	-	724,790	-	-	724,790	-	724,790
Issuance cost in connection with the issuance of common stock and warrant to SSS	-	-	-	-	(411,223)	-	-	(411,223)	-	(411,223)
Earn-out shares issued to SSS			10,000,000	10,000	13,690,000			13,700,000		13,700,000
Common stock issued from conversion of convertible note	-	-	9,208,860	9,209	17,724,088	-	-	17,733,297	-	17,733,297
Restricted shares granted in connection with acquisition of intangible assets	-	-	66,500	67	121,628	-	-	121,695	-	121,695
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Common stock issued from conversion of series E preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-
Net loss	-	-	-	-	-	(25,835,941)	-	(25,835,941)	(1,601,761)	(27,437,702)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-		(1,000,807)	(1,000,807)	36,335	(964,472)
Balance, December 31, 2016	7,154,997	$7,155	53,918,523	$53,918	$149,021,460	$(112,293,781)	$(1,415,717)	$35,373,035	$(3,953,457)	$31,419,578

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2015

							Accumulated	Wecast
	Series E	Series E			Additional		Other	Network	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, December 31, 2014	7,365,283	$7,365	23,793,702	$23,794	$96,347,272	$(78,356,567)	$(66,032)	$17,955,832	$(1,982,119)	$15,973,713
Share-based compensation	-	-	120,755	121	640,494	-	-	640,615	-	640,615
Common stock issued for settlement of liability	-	-	221,185	221	524,779	-	-	525,000	-	525,000
Conversion of Series E Preferred Stock into common stock	(110,286)	(110)	110,286	110	-	-	-	-	-	-
Exercise of options	-	-	3,181	3	(3)	-	-	-	-	-
Net loss attributable to Wecast Network shareholders	-	-	-	-	-	(8,101,273)	-	(8,101,273)	(439,648)	(8,540,921)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(348,878)	(348,878)	33,736	(315,142)
Balance, December 31, 2015	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015
Cash flows from operating activities:
Net loss	$(27,437,702)	$(8,540,921)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	319,718	1,240,615
Provision for doubtful accounts	2,825,124	9,087
Depreciation and amortization	489,938	390,373
Amortization of debt issuance costs	122,696	-
Income tax benefit	(330,124)	(34,448)
Equity in losses of equity method investees	31,557	156,135
Loss on disposal of assets	-	2,538
Change in fair value of warrant liabilities	(324,432)	(189,833)
Earn-out share award expense	13,700,000	-
Impairment of intangible assets	2,018,628	-
Impairment of equity method investments	38,448	214,998
Impairment of licensed content	496,467	-
Foreign currency exchange gain	(79,662)	(219,925)

Change in assets and liabilities:
Accounts receivable	(2,615,801)	(607,426)
Licensed content	37,568	499,581
Prepaid expenses and other assets	(441,729)	(74,469)
Accounts payable	(38,715)	(65,026)
Accrued expenses, salary and other current liabilities	634,401	196,027
Deferred revenue	809,483	1,649
Accrued license content fees	378,964	585,525
Net cash used in operating activities	(9,365,173)	(6,435,520)

Cash flows from investing activities:
Acquisition of property and equipment	(3,141,789)	(35,179)
Investments in intangible assets	(2,992,072)	(218,020)
Acquisition of leasehold improvements	(570,275)	-
Payments for long term investments	(3,733,750)	-
Deposit for investment	(972,077)	-
Net cash used in investing activities	(11,409,963)	(253,199)

Cash flows from financing activities
Proceeds from issuance of shares and warrant (Note 9 and Note 12)	20,000,000	-
Cost associated with financing activities	(294,890)	(310,156)
Net cash (used in)/provided by financing activities	19,705,110	(310,156)
Effect of exchange rate changes on cash	(159,895)	(44,599)
Net decrease in cash	(1,229,921)	(7,043,474)

Cash at the beginning of the year	3,768,897	10,812,371

Cash at the end of the year	$2,538,976	$3,768,897

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Exchange of Series E Preferred Stock for Common stock	$100	$110
Issuance of convertible note for licensed content (Note 12)	$17,717,847	$-
Issuance of shares for the settlement of liability	$75,000	$-
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost (Note 12)	$17,733,297	$-
Issuance of earn-out shares (Note 12)	$13,700,000	$-
Acquisition of long term investment through transfer of Game IP rights (Note 11)	$2,714,441	$-
Workforce intangible acquired for shares (Note 7)	$121,695	$-
Payable for purchase of building	$987,015	$-
Restricted cash received related to the deposit of financing activities	$-	$2,994,364

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Principal Activities

Wecast Network, Inc., formerly known as You On Demand Holdings, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). Wecast Network, Inc., its subsidiaries, its VIEs and the consolidated subsidiary of its consolidated VIEs are collectively referred to as Wecast Network (“Wecast Network”, “we”, “us”, or “the Company”).

Wecast Network provides premium content and integrated value-added service solutions for the delivery of Video-on-Demand (“VOD”) and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators.

In 2016, the Company adopted the Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset. When the cost is incurred before receipt of the debt or funding, entities will continue to record the cost of issuing debt as a separate asset. The costs will continue to be amortized as interest expense using the effective interest method. The adoption of ASU 2015-03 did not have any impact on prior period financial statements as no debt issuance cost were incurred for the debt that was outstanding as of December 31, 2015.

2.	Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of Wecast Network, Inc., its wholly-owned subsidiaries, its VIEs in which the Company is the primary beneficiary, and the subsidiary of its consolidated VIE. All material intercompany transactions and balances are eliminated upon consolidation.

(b) Basis of Presentation

The Company prepares and presents its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

(c) Long term investments

Equity method investment

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

Cost method investment

Investment in entities over which the Company neither has significant influence nor control are accounted for using under the cost method. Under the cost method, the Company records the investment at cost and recognizes income for any dividends declared from distribution of investee’s earnings. The Company reviews the cost method investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. We impair our cost method investment when we determine that there has been an “other-than temporary” decline in the investments fair value compared to its carrying value. The fair value of the investment would then become the new cost basis of the investment. There were no indicators of impairment in 2016 (no such cost method investments were held in 2015).

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

The significant estimates include, but not limited to, the determination of estimated selling prices of multiple elements revenues contract, the expected revenue from licensed content, allowances for doubtful accounts, share-based compensation and equity based transactions with non-employees, determination of the estimated useful lives of intangible assets, impairment assessment of goodwill, intangible assets, and licensed content, determination of the fair value of financial instruments and valuation of deferred income taxes assets. These estimates may be adjusted as more current information becomes available, and any adjustment made could be significant.

(e) Foreign Currency Translation

The Company uses the United States dollar (“US$” or “USD”) as its reporting currency. The functional currency of Wecast Network, Inc., CB Cayman and YOD Hong Kong is the USD while the functional currency of Sinotop Beijing, Zhong Hai Media, SSF and YOD WFOE is the Renminbi (“RMB”). In the consolidated financial statements, the financial information of the entities which uses RMB as their functional currency has been translated into USD. Assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of other comprehensive loss in the statement of comprehensive loss.

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

On December 21, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated SSS Purchase Agreement”) with Beijing Sun Seven Stars Culture Development Limited (“SSS”). In 2015, we received the restricted cash of RMB 19,444,200 (approximately $2,994,000) from SSS as cash deposits upon the execution of the Amended and Restated SSS Purchase Agreement (Note 12). In 2016, we issued the shares related to the Amended and Restated SSS Purchase Agreement, received the proceeds from the sale of such shares in U.S. dollars and returned the RMB 19,444,200 deposit. As of December 31, 2016, we have no restricted cash deposits held in bank.

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

(i) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 5 years for the furniture, 3 years for the electronic equipment, 20 years for the office building and lesser of lease terms or the estimated useful lives of the assets for the leasehold improvements.

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

Commitments for license agreements where the specified content titles or window of availability are not known or reasonably determinable and do not meet the criteria for recognition as licensed content are included in Note 17 to the consolidated financial statements.

Management evaluates the recoverability of the licensed content whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the year ended December 31, 2016, an impairment loss of approximately $496,000 was recognized in cost of revenue.

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

For the purpose of goodwill impairment testing, the Company is considered as a single reporting unit. Based on the annual goodwill impairment test performed in the fourth quarter of 2016 and 2015, management concluded that the fair value of the reporting unit exceeded its carrying value. No impairment loss was recognized as of December 31, 2016 and 2015.

(n) Impairment of Long-Lived Assets

Long-lived assets such as property, equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in the circumstances indicate that the carrying value of an asset may not be recoverable. When these events occur, the Company assesses the recoverability of the long-lived assets by comparing the carrying amount to the estimated future undiscounted cash flows associated from the use of the asset and its eventual disposition, and recognize an impairment of long-lived assets when the carrying value of such assets exceeds the estimated future undiscounted cash flows such assets is expected to generate. If the Company recognizes an impairment, the Company reduces the carrying amount of the assets group to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We recognized the impairment loss of $2,019,000 on intangible assets, including mobile app development and Charter/Cooperation agreements for the year ended December 31, 2016.

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

We also follow ASC 815-40 Contracts in Entity’s Own Equity, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract classified as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. The asset/liability derivatives are valued on an annual basis using the Monte Carlo simulation method. A contract classified as an equity instrument must be included in equity, with no fair value adjustments required. Significant assumptions used in the valuation included exercise dates, fair value for our common stock, volatility of our common stock and a risk-free interest rate. Gains or losses on warrants are included in “Changes in fair value of warrant liabilities” in our consolidated statement of operations.

(p) Revenue Recognition

Revenue from sub-licensing content within the specified license period is recognized in accordance with ASC 926-605, Entertainment-Films – Revenue Recognition. That is, if the arrangement includes a nonrefundable minimum guarantee, all contents have been delivered in accordance with the terms of the arrangement and there are no substantive future obligations from the Company, then revenue is recognized upon delivery.

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

(q) Advertising & Marketing Expenses

The Company expenses advertising and marketing costs as incurred, which are included in selling expenses. Advertising and marketing costs were approximately $253,000 and $773,000 for the years ended December 31, 2016 and 2015, respectively.

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

(u) Net Loss Per Share Attributable to Wecast Network Shareholders

Net loss per share attributable to Wecast Network shareholders is computed in accordance with ASC 260, Earnings per Share. The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because the holders are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Group is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

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

(v) Reportable Segment

The Company had one operating business segment for the year ended December 31, 2016, video content and media, in which the chief operating decision maker reviews the operating results of the segment to determine the allocation of resources and the measuring of performance.

(w) Reclassification

Certain amounts in the consolidated balance sheet for the year ended December 31, 2015 have been reclassified to conform to the current year presentation.

(x) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, creating a new Topic 606, Revenue from Contracts with Customers, to supersede the revenue recognition under current Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as disclosure requirements for qualitative and quantitative information that should be included in financial statements. For public entities, the amendment becomes effective for annual or interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company plans to complete its evaluation by the third quarter of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for warrant liabilities. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarter of 2018 and early adoption is permitted. Management is still evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

3.	Going Concern and Management’s Plans

For the years ended December 31, 2016 and 2015, we incurred losses from operations of approximately $27.4 million and $8.5 million, respectively, and we used cash for operations of approximately $9.4 million and $6.4 million, respectively. As of December 31, 2016, the Company had net current liabilities (current assets less current liabilities) of $4.1 million. Further, we had accumulated deficits of approximately $112.3 million and $86.5 million as of December 31, 2016 and 2015, respectively, due to recurring losses since our inception.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing for $10.0 million. In addition, the Company completed three common stock financings with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million on July 19, 2016, with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on August 12, 2016, and with Sun Seven Stars Hong Kong Cultural Development Limited (“SSSHK”) for $2.0 million on November 17, 2016, respectively. Although the Company believes it has the ability to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

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

Prior to January 2016, we entered into a series of contractual agreements to give us the ability to control Sinotop Beijing with Zhang Yan, the former legal shareholder of Sinotop Beijing (the spouse of our then-CEO). In January 2016, in connection with the appointment of new CEO and in accordance with our rights under the contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Zhang Yan to Bing Wu, the brother of our current Chairman and Yun Zhu, the former Vice President of Beijing Sun Seven Stars Culture Development Limited (“SSS”), (2) the Company terminated the series of contractual arrangements with Zhang Yan, and (3) the Company entered into new contractual agreements with Bing Wu and Yun Zhu (collectively, the “Former Sinotop VIE Agreements”). In October 2016, in accordance with our rights under contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Bing Wu to Mei Chen, the former CFO of our Company, (2) the Company terminated the series of contractual arrangements with Bing Wu, and (3) the Company entered into new contractual agreements with Mei Chen (collectively, the “New Sinotop VIE Agreements”). Although the Former Sinotop VIE Agreements and New Sinotop VIE Agreements resulted in changes to the legal shareholders of Sinotop Beijing, there was no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefits of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the Former Sinotop VIE Agreements and New Sinotop VIE Agreements and the Company remained the primary beneficiary of Sinotop Beijing after the signing of the former Sinotop VIE Agreements and the New Sinotop VIE Agreements. Accordingly, the change in legal ownership of Sinotop Beijing did not have any impact to the Company’s consolidation of Sinotop Beijing. The key terms of the New Sinotop VIE Agreements are summarized as follows:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Mei Chen and Yun Zhu (collectively, the “Nominee Shareholders”), the Nominee Shareholders pledged all of their equity interests in Sinotop Beijing (the “Collateral”) to YOD WFOE as security for the performance of the obligations of Sinotop Beijing to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

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

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and Mei Chen and YOD WFOE and Yun Zhu, YOD WFOE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of Sinotop Beijing, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. Conversely, the Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either Nominee Shareholders or YOD WFOE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Media that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Media, except for the registered capital of these two entities amounting to RMB21.8 million (approximately $3.1 million) as of December 31, 2016. As Sinotop Beijing and Zhong Hai Media are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

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

On April 5, 2016, YOD WFOE entered into variable interest entity agreements with SSF and its nominee shareholders pursuant to the Amended Tianjin Agreement dated December 21, 2015 (see Note 12(c)) (the “SSF VIE Agreements”). Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Bruno Zheng Wu, the Company’s Chairman. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

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

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and Lan Yang and YOD WFOE and Yun Zhu, both dated as of April 5, 2016, YOD WFOE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released the Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of SSF, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. The Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either the Nominee Shareholders or YOD WFOE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of December 31, 2016, RMB 27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 27.6 million (US $4.2 million) in the form of capital contribution. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of December 31, 2016. As SSF is incorporated as limited liability company under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs’, as applicable for the periods presented, affected the Company’s consolidated financial statements.

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,519,125	$1,001,094
Accounts receivable, net	1,260,529	1,689,415
Licensed content, current	-	556,591
Prepaid expenses	30,455	98,893
Other current assets	191,427	133,582
Intercompany receivables due from the Company’s subsidiaries (i)	150,725	161,017
Total current assets	3,152,261	3,640,592
Property and equipment, net	196,677	149,880
Licensed content, non-current	-	21,085
Intangible assets, net	2,570	253,771
Long-term investments	3,654,664	450,115
Other non-current assets	442,782	58,026
Total assets	$7,448,954	$4,573,469

LIABILITIES
Current liabilities:
Accounts payable	$5,817	$44,867
Deferred revenue	824,563	15,080
Accrued expenses	268,074	280,038
Accrued salaries	-	10,861
Other current liabilities	394,314	298,422
Accrued license content fees	1,236,661	933,532
Intercompany payables due to the Company’s subsidiaries (i)	14,752,338	12,512,954
Total current liabilities	17,481,767	14,095,754
Total liabilities	$17,481,767	$14,095,754

(i) Intercompany receivables and payables are eliminated upon consolidation.

	2016	2015
Net revenue	$4,543,616	$4,606,380
Net loss	$(6,557,639)	$(2,573,046)

	2016	2015
Net cash used in operating activities	$(2,497,637)	$(782,670)
Net cash used in investing activities(i)	$(2,896,492)	$(35,179)
Net cash provided by financing activities	$6,555,377	$1,312,418

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $4.2 million to SSF in 2016.

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

5.	Accounts Receivable

Accounts receivable is consisted of the following:

	December 31,	December 31,
	2016	2015
Accounts receivable, gross	$4,085,653	$1,689,415
Less: allowance for doubtful accounts	(2,825,124)	-
Accounts receivable, net	$1,260,529	$1,689,415

The movement of the allowance for doubtful accounts is as follows:

	December 31, 2016	December 31, 2015
Balance at the beginning of the period	$-	$-
Additions charged to bad debt expense	(2,825,124)	9,087
Write-off of bad debt allowance	-	(9,087)
Balance at the end of the period	$(2,825,124)	$-

6.	Property and Equipment

The following is a breakdown of our property and equipment:

	December 31,	December 31,
	2016	2015
Furniture and office equipment	$902,532	$910,420
Office Building	3,948,058	-
Leasehold improvements	850,523	190,722
Total property and equipment	5,701,113	1,101,142
Less: accumulated depreciation	(1,064,925)	(946,708)
Property and Equipment, net	$4,636,188	$154,434

We recorded depreciation expense of approximately $182,000 and $190,000, which is included in our operating expense for the years ended December 31, 2016 and 2015, respectively.

The Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building in February 2016. Total consideration for the property acquisition was RMB 27.4 million (approximately $4,239,000), which the Company had paid RMB 20.5 million (approximately $3,134,000) in 2016 and was committed to paying the remaining balance in 2017.

7.	Intangible Assets

The Company intangible assets primarily arose from the acquisition of YOD Hong Kong.

As of December 31, 2016 and 2015, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	December 31, 2016				December 31, 2015
Amortizing Intangible Assets	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance
Charter/ Cooperation agreements (iii)	$2,755,821	$(909,257)	$(1,846,564)	$-	$2,755,821	$(746,372)	$-	$2,009,449
Software and licenses	267,991	(241,932)	-	26,059	253,930	(234,947)	-	18,983
Website and mobile app development (ii)	593,193	(421,129)	(172,064)	-	653,830	(403,961)	-	249,869
Workforce (i)	305,694	(76,423)	-	229,271	-	-	-	-
Total amortizing intangible assets	$3,922,699	$(1,648,741)	$(2,018,628)	$255,330	$3,663,581	$(1,385,280)	$-	$2,278,301
Indefinite lived intangible assets				-
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Total intangible assets	$4,056,989	$(1,648,741)	$(2,018,628)	$389,620	$3,797,871	$(1,385,280)	$-	$2,412,591

(i)	On April 1, 2016, Wecast Network entered into an agreement with Mr. Liu Changsheng, under which Wecast Network agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with a six month restriction period with a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel entered into three year employment contracts with Wecast Network effective from April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration was due upon the signing of the agreement, 20% was due two months after the signing of the agreement and 50% was due six months after the signing of the agreement. Cash consideration of $187,653 has been paid as of December 31, 2016. If any of three key staff, as defined, terminated their employment with Wecast Network during the first 12 months of employment, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180.

Wecast Network has accounted for the transaction as an asset acquisition in which Wecast Network mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

(ii)	Considering a new mobile app is being developed, during the fourth quarter, the Company determined that the old mobile app would no longer be used and the future cash flows generated from the old mobile app was nil. As no future cash flows will be generated from the old mobile app, the Company estimated the fair value of this intangible asset to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from mobile app development of $172,000 was recognized in 2016 to write off the entire book value of the old mobile app.

(iii)	During the fourth quarter, the Company determined that the Charter/Cooperation agreements will not serve the business or generate future cash flow. As no future cash flows will be generated from the Charter/Cooperation agreements, the Company estimated the fair value of the Charter/Cooperation agreements to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from Charter/Cooperation agreements of $1,846,000 was recognized in 2016 to write off the entire book value of the Charter/Cooperation agreements.

We recorded amortization expense related to our finite lived intangible assets of approximately $308,000 and $200,000 during the years ended December 31, 2016 and 2015, respectively.

The following table outlines the amortization expense for the next three years:

Amortization to be
Years ending December 31,	recognized
2017	$112,790
2018	112,465
2019	30,075
Total amortization to be recognized	$255,330

8. Long-term Investments

Cost method investments

Cost method investments as of the year ended December 31, 2016 and 2015 are as follow:

	December 31, 2016	December 31, 2015
Topgame (i)	$3,156,985	$-
Frequency (ii)	3,000,000	-
Total	$6,156,985	$-

(i)	Investment in Topgame

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain game IP rights (“Game IP Rights”) for approximately $2.7 million (RMB18 million) in cash. On April 15, 2016, SSF entered into a Capital Increase Agreement with Nanjing Tops Game Co., Ltd. (“Topgame”) and its shareholders whereby SSF transferred the Game IP Rights acquired from SSS to Topgame in exchange for 13% of Topgame’s equity ownership. Topgame is a PRC company that specializes in the independent development and operation of online, stand-alone and other games as well as the distribution of domestic and overseas games. The Company’s 13% ownership interest does not provide the Company with the right to nor does the Company have representation on the board of directors of Topgame.

The Company has recognized the cost of the investment in Topgame, which is a private company with no readily determinable fair value, based on the acquisition cost of Game IP Rights of approximately $2.7 million and accounts for the investment by the cost method.

On September 14, 2016, SSF increased its investment in Topgame by RMB 3,900,000 (approximately $584,000) and maintained its 13% equity ownership of Topgame. The investment continued to be accounted for using the cost method.

(ii)	Investment in Frequency

In April 2016, the Company and Frequency Networks Inc. (“Frequency”) entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) for the purchase of 8,566,271 shares of Series A Preferred Stock, Frequency (the “Frequency Preferred Stock”) for a total purchase price of $3 million. The 8,566,271 Series A Preferred Stock represent 9% ownership and voting interest on an as converted basis and does not provide the Company with the right to nor does the Company have representation on the board of directors of Frequency.

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

The Company has recognized the cost of the investment in Frequency, which is a private company with no readily determinable fair value, at its cost of $3 million and accounts for the investment by the cost method.

There were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of our cost method investments, accordingly the fair value of our cost method investments are not estimated.

Equity method investments

Equity method investment movement for the year 2016 is as follow:

		December 31, 2016
		January 1, 2016	Capital increase	Loss on investment	Impairment loss	December 31, 2016
Wecast Internet	(i)	-	149,750	(16,968)	-	132,782
Hua Cheng	(ii)	450,115	-	(46,770)	(38,448)	364,897
Shandong Media	(iii)	-	-	-	-	-
Total		450,115	149,750	(63,738)	(38,448)	497,679

(i)	Investment in Wecast Internet

In October 2016, the Company’s subsidiary, YOU On Demand (Asia) Ltd., invested RMB 1,000,000 (approximately $149,750) in Wecast Internet Limited (“Wecast Internet”) and held its 50% equity ownership.

(ii)	Investment in Hua Cheng

As of the years ended December 31, 2016 and 2015, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method. We recognized impairment loss of $38,448 on our investments in Hua Cheng in 2016.

(iii)	Investment in Shandong Media

As of the years ended December 31 2016 and 2015, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of December 31, 2016 and 2015.

9.	Stockholders’ Equity

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

On November 11, 2016, the Company entered into Common Stock Purchase Agreement (the “SSSHKCD SPA”) with Sun Seven Stars Hong Kong Cultural Development Limited, a Hong Kong company (“SSSHKCD”) and an affiliate of SSS. Pursuant to the terms of the SSSHKCD SPA, the Company has agreed to sell and issue 1,136,365 shares of the Company’s common stock for $1.76 per share, or a total purchase price of $2.0 million to SSSHKCD. A total of $2.0 million was received and 1,136,365 shares were issued on November 17, 2016.

As described in Note 12, the Company and SSS entered into a series of agreements, including an agreement pursuant to which the Company agreed to sell and issue 4,545,455 shares of the Company’s common stock and warrants to acquire an additional 1,818,182 shares (at an exercise price of $2.75 per share) for an aggregate purchase price of $10 million to SSS.

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

The fair value of the warrant liabilities at December 31, 2016 and 2015 were valued using the Monte Carlo Simulation method, which incorporated the following assumptions:

	December 31,	December 31,
	2016	2015
Risk-free interest rate	0.70%	0.92%
Expected volatility	55%	60%
Expected term	0.67 year	1.67 years
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note13)	$-	$-	$70,785	$70,785

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note13)	$-	$-	$395,217	$395,217

The table below reflects the components effecting the change in fair value for the years ended December 31, 2016 and 2015, respectively:

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2016
	January 1, 2016	Settlements	Change in Fair Value gain	December 31, 2016
Liabilities:
Warrant liabilities (see Note 13)	$395,217	$-	$(324,432)	$70,785

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2015
			Change in
	January 1,		Fair Value	December 31,
	2015	Settlements	gain	2015
Liabilities:
Warrant liabilities (see Note13)	$585,050	$-	$(189,833)	$395,217

The significant unobservable inputs used in the fair value measurement of the Company’s warrant liability includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, restricted cash, accounts receivable, accounts payable, accrued expenses, other payables and convertible note as of December 31, 2016 and 2015, approximate fair value primarily because of the short maturity of these instruments.

11.	Related Party Transactions

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

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note is at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2015. As a result, in 2014, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, we recognized a beneficial conversion feature of approximately $2,126,000 in 2014 which was reflected as interest expense and additional paid-in capital since the note was payable upon demand.

Effective December 30, 2014, the Company and Mr. McMahon entered into Amendment No. 5 pursuant to which the maturity date of the Note was extended to December 31, 2016. The Note remains payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75 at Mr. McMahon’s option.

On December 31, 2016, the Company and Mr. McMahon entered into an amendment pursuant to which the Note will be at Mr. McMahon’s option, payable on demand or convertible on demand into shares of the Company’s Series E Preferred Stock, provided that the Note will no longer be convertible into Series E Preferred Stock upon the conversion of the Series E Preferred stock owned by C Media into the Company’s Common Stock (pursuant to which all Series E Preferred Stock will be automatically converted) but then convertible only into Common Stock at a conversion price of $1.50, until December 31, 2018.

For the years ended December 31, 2016 and 2015, the Company recorded interest expense of $120,000 and $120,000 related to the Note.

(b) Revenue and Accounts Receivable

In March 2015, Zhong Hai Media entered into an agreement with C Media Limited (“C Media”), a beneficial owner of more than 5% of our capital stock, controlled by our director Xuesong Song, to provide video content services via C Media’s proprietary railway Wi-Fi service platform. For the years ended 2016 and 2015, total revenue recognized amounted to nil and $182,000, respectively. As of December 31, 2016 and 2015, total accounts receivable due from C Media amounted to nil and $92,000, respectively.

(c) Cost of Revenue

Hua Cheng, the minority shareholder of Zhong Hai Media, charged us licensed content fees of approximately $219,000 and $174,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, total accrued license fees due to Hua Cheng amounted to $54,000 and $19,000, respectively.

(d) Purchase of Game IP Rights

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash of $2.7 million (RMB 18 million), which was paid in full in 2016. The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topgame as disclosed in Note 8 above.

(e) Deposit for the Acquisition of Sun Video Group HK Limited and Loan to M.Y.Products, LLC

On September 19, 2016, the Company signed a non-binding term sheet with Sun Video Group HK Limited (“SVG”) in purchase for its 51% ownership of M.Y. Products, LLC (“MYP”), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash.

In accordance with the Term Sheet, the Company wired $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. As of December 31, 2016, the transaction has not yet been closed, and $800,000 of the deposit has been paid to MYP (Note 20). In addition, Sinotop Beijing lent RMB 500,000 (approximately $72,000) and YOD Hong Kong lent $105,000 to MYP as of December 31, 2016.

(e) Transactions with SSS

As described in Note 12, the Company entered into a series of transactions with SSS and its affiliates, an entity controlled by the Company’s Chairman, Bruno Zheng Wu.

12.	SSS Agreements

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

On July 6, 2016, the Company entered into a Common Stock Purchase Agreement with Seven Stars Works Co., Ltd., a Korea company (“SSW”) and an affiliate of SSS for the purchase by SSW of 2,272,727 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $4.0 million.

On November 11, 2016, the Company entered into a Common Stock Purchase Agreement with Sun Seven Stars Hong Kong Cultural Development Limited, a Hong Kong company (“SSSHKCD”) and an affiliate of SSS. Pursuant to the terms of the SPA, the Company has agreed to sell and issue 1,136,365 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $2.0 million to SSSHKCD.

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

Since the SSS Warrant does not embody any future obligation for the Company to repurchase its own shares, is indexed to the Company’s own stock, may only be settled by the physical delivery of shares, and no conditions exist in which net cash settlement could be forced upon the Company by SSS in any other circumstances, the SSS Warrant is considered an equity classified instrument. The proceeds of $10.0 million, net of issuance cost of approximately $411,000,was allocated to common stock and SSS Warrant based on their relative fair value as of March 28, 2016 of approximately $8,227,000 and $673,000, respectively. Accordingly, the Company recorded approximately $725,000 in additional paid-in capital for the SSS Warrant.

(b)	Revised Content Agreement

On March 28, 2016, pursuant to the Amended and Restated SSS Purchase Agreement, SSS granted the Company non-exclusive royalty-free distribution rights for certain video content value in exchange for a convertible promissory note (the “SSS Note”). The SSS Note has a stated principal amount of approximately $17,718,000, was originally due to mature on May 21, 2016. On May 12, 2016, the Company and SSS entered into an amendment agreement to extend the maturity date of the SSS Note to July 31, 2016. The SSS Note beard an interest at the rate of 0.56% per annum. Immediately upon the receipt of the required shareholder approval to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock, which was obtained on June 27, 2016, the SSS Note was converted into 9,208,860 shares of the Company’s common stock.

In connection with the issuance of the SSS Note, the Company recorded debt issuance costs of approximately $131,000 which was to be amortized over the period of the SSS Note’s maturity date, of which approximately $123,000 was recognized during the year ended December 31, 2016.

The Company measured the effective conversion price of the SSS Note using its carrying value on March 28, 2016 and compared it to the fair value of the Company’s common stock on that date. As the effective conversion price of the SSS Note of $1.91 exceeded the fair value of the Company’s common stock of $1.81, no beneficial conversion feature was recognized.

The carrying value of the SSS Note as of June 27, 2016, which included the unamortized issuance costs of $8,000 and, pursuant to the terms of SSS Note, accrued interest expense of $25,000 has been recorded into the common shares issued on June 27, 2016.

(c)	Amended Tianjin Agreement

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, Tianjin Enternet was to contribute 100% of the equity ownership of SSF, a newly-formed subsidiary of Tianjin Enternet to the Company. Contingent on the performance of SSF, Tianjin Enternet was to receive shares of the Company’s common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn-out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) was achieved. The earn-out provision for 2016, 2017 and 2018 are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. In the event that the Company has not obtained the required vote from shareholders to issue the earn-out shares to Tianjin Enternet, the Company was required to issue a promissory note with a principal amount equal to the quotient by multiplying 5.0 million by the applicable stock price defined in the agreement.

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

The earn-out provision was originally based on either the number of home/user pass or the net income of SSF. While the net income was to be measured based on the operations of SSF, the number of home/user pass is measured based on number of home/user pass of SSF’s distributors. Such earn-out provision is based on an index that is not calculated solely by reference to the operations of SSF, which is not considered indexed to the Company’s own shares. Also the earn-out provisions permit cash settlement if the Company cannot issue the earn-out shares. Therefore, the earn-out provision is classified as a liability and measured initially and subsequently at fair value with changes in fair value recognized in earnings at each reporting periods.

On June 27, 2016, the Company held its 2016 annual meeting of stockholders and received approval from its stockholders to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock. Accordingly, the Earn-Out Share Award became issuable at the time when the earn-out provisions are considered to have been met pursuant to the Amended Tianjin Agreement.

On November 10, 2016, the Board of Directors (the “Board”) of Wecast Network held a special meeting. At the recommendation of the Company’s audit committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn-Out Share Award to (1) reduce the total Earn-Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn-out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand-alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn-Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share (“Common Stock to SSS”) and the shares were issued on November 11, 2016.

The Company recognized the fair value of the Common Stock to SSS of approximately $13,700,000, based on the market price of the Company’s Common Stock, as Earn-out share award expense in the accompanying consolidated statement of operations for the year ended 31 December 2016.

13.	Warrant Liabilities

In connection with our August 30, 2012 private financing, we issued 977,063 warrants to investors and the broker. In accordance with ASC 815-40, Contracts in Entity’s Own Equity, the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The fair value of the warrants are remeasured at each reporting period based on the Monte Carlo valuation.

As of December 31, 2016 and 2015, the fair value of the warrant liability was remeasured as disclosed in Note 10, and was adjusted to its estimated fair value of approximately $71,000 and $395,000 as determined by the Company, resulting in a gain of approximately $324,000 for the year ended December 31, 2016. There were no warrants exercised during the years ended December 31, 2016 and 2015.

14.	Share-Based Payments

As of December 31, 2016, the Company has 2,101,428 options and 3,783,002 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 12 (a)) to purchase shares of our common stock.

The following table provides the details of the total share-based payments expense during the years ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Employees and directors share-based payments	$319,718	$1,091,000
Non-employee awards	$-	$150,000

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

(a) Stock Options

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of December 31, 2016, options available for issuance are 1,464,465 shares.

Stock option activity for the year ended December 31, 2016 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at January 1, 2016	1,734,429	$2.77	-	$-
Granted	630,000	1.58
Exercised	-	-
Expired	(25,897)	1.65
Forfeited	(237,104)	1.58
Outstanding at December 31, 2016	2,101,428	$2.42	4.59	$-

Vested and expected to be vested as of December 31, 2016	2,101,428	$2.42	4.59	$-

Options exercisable at December 31, 2016 (vested)	1,687,051	$2.80	3.58	$-

The weighted average grant-date fair value of options granted during the years ended December 31, 2016 and 2015, was $0.79 and $1.28. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015, was nil and $6,192.

As of December 31, 2016, approximately $371,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 2.32 years. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was approximately $12,000 and $341,000, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the years presented:

	December 31,	December 31,
	2016	2015
Exercise multiple	1.58	2.12
Expected term	1.7 ~5.9 years	5.5 years
Expected volatility	55% ~ 70%	70%
Expected dividend yield	0%	0%
Risk free interest rate	0.54% ~1.35%	1.56%
Fair value	0.47 ~0.97	1.28

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and service agreements, the Company issued warrants to investors and service providers to purchase common stock of the Company.

As of December 31, 2016, the weighted average exercise price was $2.20 and the weighted average remaining life was 1.41 years. The following table outlines the warrants outstanding and exercisable as of December 31, 2016 and December 31, 2015:

	2016	2015
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date

May 2011 Warner Brothers Warrants	-	200,000	$6.60	05/11/16
2011 Service Agreement Warrants	-	26,667	$7.20	06/15/16
2012 August Financing Warrants (i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	228,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
2016 Warrants to SSS (Note 12)	1,818,182	-	$2.75	03/28/18
	3,783,002	2,191,487

(i)	The warrants are classified as derivative liabilities as disclosed in Note 10.

15.	Net Loss Per Common Share

Basic net loss per common share attributable to Wecast Network shareholders is calculated by dividing the net loss attributable to Wecast Network shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the years ended December 31, 2016 and 2015, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	December 31,	December 31,
	2016	2015
Warrants	3,783,002	2,191,487
Options	2,101,428	1,734,429
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	7,154,997	7,254,997
Convertible promissory note and interest	2,371,945	1,964,337
Total	16,344,705	14,078,583

The Company has reserved its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,	December 31,
	2016	2015
Exercise of stock warrants	3,783,002	2,191,487
Exercise and future grants of stock options	3,928,870	3,928,870
Conversion of preferred stock	8,088,330	8,188,330
Issuable shares from conversion of promissory notes and interest	2,371,945	1,964,337
Total	18,172,147	16,273,024

16.	Income Taxes

(a) Corporate Income Tax (“CIT”)

Wecast Network was incorporated in Nevada and is subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

YOD Hong Kong was incorporated in HK as a holding company. The statutory income tax rate in HK is 16.5%.

All of the Company’s income is generated in the PRC. YOD WFOE, Sinotop Beijing, Zhong Hai Media, Sevenstarflix are PRC entities. The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

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

Loss before tax and the provision for income tax benefit consists of the following components:

	2016	2015
Loss before tax
United States	$(14,838,243)	$(2,614,282)
PRC/Hong Kong	(12,929,583)	(5,961,087)
	(27,767,826)	(8,575,369)
Deferred tax benefit of net operating loss
United States	$-	$-
PRC/Hong Kong	(330,124)	(34,448)
	(330,124)	(34,448)
Deferred tax benefit other than benefit of net operating loss
United States	-	-
PRC/Hong Kong	-	-

Total income tax benefit	$(330,124)	$(34,448)

A reconciliation of the expected income tax derived by the application of the 34.0% U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2016	2015
U. S. statutory income tax rate	34.0%	34.0%
Non-deductible expenses:
Earn out shares award expense	-16.8%	-
Others	-3.3%	-5.1%
Non-deductible interest expenses	-0.3%	-0.5%
Non-taxable change in fair value warrant liabilities	0.4%	0.8%
Forfeiture of capital loss	-	-0.7%
Increase in valuation allowance	-8.3%	-34.0%
Tax benefit from the lapse of the statute of limitations	-	6.8%
Tax rate differential	-3.3%	0.2%
Others	-1.3%	-1.1%
Effective income tax rate	1.2%	0.4%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
U.S. NOL	$12,501,988	$11,885,880
Foreign NOL	5,113,458	3,641,553
Accrued payroll and expense	489,697	237,076
Nonqualified options	-	768,071
Provision for doubtful accounts	726,329	-
Impairment of licensed content	124,810	-
Others	$31,120	$687,721

Total deferred tax assets	18,987,402	17,220,301
Less: valuation allowance	(18,987,402)	(16,695,412)

Deferred tax liabilities
Intangible assets	-	(502,363)
Others	-	(352,650)
Total deferred tax liabilities	-	(855,013)

Net deferred tax liability	$-	$(330,124)

As of December 31, 2016, the Company had approximately $27.6 million U.S domestic cumulative tax loss carryforwards and approximately $20.5 million foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2017 to year 2021, respectively. The non-recognition of the tax benefits, while reducing the net operating loss carryovers, gives rise to a capital loss carryover of approximately $165,000, which expired in 2015. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased approximately $2.3 million and $2.9 million during the years ended December 31, 2016 and 2015, respectively. The increase was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize.

(b) Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. As of December 31, 2015, the unrecognized tax benefit of $584,000 was reduced to zero as a result from the lapse of the statute of limitations in 2015. There was no identified unrecognized tax benefit as of December 31, 2016.

As of December 31, 2016 and 2015, the Company did not accrue any material interest and penalties.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service for at least 2010 and later years. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the PRC tax returns for the PRC operating companies are subject to examination by the PRC tax authorities for all periods from the companies’ inceptions in 2007 through 2016 as applicable.

17.	Contingencies and Commitments

(a) Severance Commitment

The Company has employment agreements with certain employees that provide severance payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2016, the Company’s potential minimum cash obligation to these employees was approximately $79,000.

(b) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China as follows:

Leased Property
Year ending December 31,	Costs
2017	$186,000
2018	188,000
2019	192,000
2020	197,000
2021	84,000
Total	$847,000

(c) Licensed Content Commitment

The Company is committed to paying content costs through 2017 as follows:

Years ending December 31,	Content Costs
2017	$1,456,000
2018	219,000
2019	219,000
Total	$1,894,000

(d) Advertising and Marketing Expenses

The Company is committed to paying advertising and marketing expenses as follows:

Advertising and
Marketing
Year ending December 31,	Expenses
2017	$130,000
Total	$130,000

(e) Acquisition of Property Commitment

In consideration of the Company’s business expansion and rising rental costs, on February 2016, the Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building. Total consideration for the property acquisition was RMB 27.4 million (approximately $4,239,000), which the Company has paid RMB 20.5 million (approximately $3,134,000) in 2016 and is committed to paying the remaining balance in 2017 as follows:

Years ending December 31,	Property
2017	$987,000
Total	$987,000

(f) Lawsuits and Legal Proceedings

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

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts all of its operations in China through Zhong Hai Media, which the Group consolidates as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media and the legal shareholder of Sinotop Beijing. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing or its legal shareholder fails to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through the operations of PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing and its legal shareholder to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company’s ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Group cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company’s ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Group’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Group’s ability to conduct business in the PRC.

(b) Major Customers

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operators. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

For the year ended December 31, 2016, four customers which are Aishang TV, Huawei, Dongfang Shijie and Bo Tai Heng Tong accounted for 22%, 15%, 12% and 10% of the Company’s revenue, respectively. Aishang TV accounted for 93% of the Company’s net accounts receivables as of December 31, 2016.

On October 8, 2016, the Company signed an agreement with Zhejiang Yanhua (“Yanhua Agreement”), where Zhejiang Yanhua (“Yanhua”) will act as the exclusive distribution operator (within the territory of the People’s Republic of China) of Wecast Network’s licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that Wecast Network is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB 13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB 13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from Wecast Network to Yanhua reaches the amount of RMB 13,000,000, the revenue above RMB 13,000,000 will be shared with Wecast Network from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

Pursuant to ASC Subtopic 926-605, Entertainment-Films - Revenue Recognition, for certain contracts that involve sub-licensing content within the specified license period, revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and there are no substantive future obligations to provide future additional services.

According to the Yanhua Agreement, the total price of the Existing Contents to be transferred is RMB 13,000,000. The payment is agreed to be paid in two installments, the first half of RMB 6,500,000 was received on December 30, 2016. The remaining RMB 6,500,000 was due to be received if the license content fees due to Studios for the existing legacy Hollywood paid contents was settled by March 30, 2017. As the Company did not expect and did not make the payment to the Studios by March 30, 2017, we deemed this portion of the fee to be not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized as of December 31, 2016.

In terms of the additional revenue-sharing fee over the above-mentioned RMB 13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of December 31, 2016, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB 736,000 of the first installment of RMB 6,500,000 was recognized as revenue in 2016 based on the relative fair value of licensed content delivered to Yanhua by December 31, 2016.

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

For the year ended December 31, 2016, four suppliers which are Paramount, Disney, Universal and Twentieth Century Fox individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers which are Universal and Paramount individually accounted for 10% of the Company’s accrued license fees as of December 31, 2016.

For the year ended December 31, 2015, four suppliers which are Paramount, Disney, Universal and Twentieth Century Fox individually accounted for more than 10% of the Company’s cost of revenues. One supplier which is Universal individually accounted for 10% of the Company’s accrued license fees as of December 31, 2015.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Group to significant concentration of credit risk primarily consist of cash, accounts receivable and other receivables. As of December 31, 2016 and 2015, the Group’s cash were held by financial institutions located in the PRC, Hong Kong and the United States that management believes are of high-credit ratings and quality. Accounts receivable are typically unsecured and are mainly derived from revenues from the Group’s VOD content distribution partners. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Group performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	December 31,
	2016	2015
RMB denominated bank deposits with financial institutions in the PRC	$1,553,801	$1,076,430
US dollar denominated bank deposits with a financial institutions in the PRC	$670,951	$2,613,834
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$285,229	$23,460
US dollar denominated bank deposits with financial institutions in the United States of America (“USA”)	$24,305	$53,330
RMB restricted cash denominated bank deposits with financial institutions in the PRC	$-	$2,994,364

As of December 31, 2016 and December 31, 2015 deposits of $229,713 and $241,807 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR and USA with acceptable credit rating.

19.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan (“401(k) Plan”) that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $4,000 and $8,000 for the years ended December 31, 2016 and 2015, respectively.

20.	Subsequent Event

(a) On September 19, 2016, the Company signed a non-binding term sheet with Sun Video Group HK Limited (“SVG”) in purchase for its 51% ownership of M.Y. Products, LLC (“MYP”), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash.

In accordance with the term sheet, the Company wired $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. As of December 31, 2016, the transaction has not yet been closed, and $800,000 of the deposit has been paid to MYP.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “SVG Purchase Agreement”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of the Company’s chairman Bruno Wu, pursuant to which the Company agreed to purchase and BT agreed to sell all of the outstanding capital stock (the “SVG Common Shares”) of SVG for an aggregate purchase price of (i) $800,000; and (ii) a Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s Common Stock, par value $0.001 per share (the “Wecast Common Shares”) at a conversion rate of $1.50 per Wecast Common Share. The consideration payable is contingent on SVG achieving certain financial goals within 12 months of the closing, as described further below.

BT has guaranteed that the business of the SVG and its subsidiaries shall achieve (1) revenue $250 million (the “Revenue Performance Guarantee”), and (ii) $15 million of gross profit (the “Profit Performance Guarantee”, and together with the Revenue Performance Guarantee the “Performance Guarantees”), within 12 months of closing the transaction (the “Performance Guarantee Time”). If SVG fails to meet either of the Revenue Performance Guarantee or the Profit Performance Guarantee within the Performance Guarantee Time, then BT shall forfeit back to the Company the Wecast’s Common Stock or the “SVG” Note, on a pro-rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed.

The Performance Guarantees shall be based on the consolidated revenue and gross profit of the SVG, its subsidiaries, and any new businesses started by the SVG or its subsidiaries (“New Businesses”), prior to the subtraction of any minority interests. The Performance Guarantees shall also include the consolidated revenue and gross profit of any companies acquired by SVG or its subsidiaries (“Acquisitions”), provided that the Company’s Board approves of such future acquisitions. BT shall secure or provide financing for New Businesses and Acquisitions in the form of loans or equity participation at the subsidiary level. The Wecast Common Shares shall be held in escrow and shall be disbursed on a quarterly basis under the terms of an escrow agreement to be entered into between the parties, based on the Company’s quarterly financial statements. Wecast Common Shares distributed to BT from the escrow account shall be subject to forfeiture back to the Company at the end of each of the Company’s fiscal year to the extent the Company determines that the year’s Performance Guarantees entitles BT to less Wecast Common Shares than the number of Wecast Common Shares that have already been distributed. In addition, if the New Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), we shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of our Board of Directors. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be calculated based on the market price of such shares.

Pursuant to the terms of the SVG Purchase Agreement, the Company issued the Note that is convertible (subject to the necessary shareholder approval) at a conversion rate of $1.50 per Wecast Common Share. The Note has a stated principal amount of $50 million, bears interest at the rate of 0.56% per annum and matures on December 31, 2017. Until receipt of necessary Company’s shareholder approvals, the Note is not convertible into the Wecast Common Shares.

(b) On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “WAG Purchase Agreement”) with BT and SSS, as guarantor, pursuant to which the Company agreed to purchase and BT agreed to sell 55% of the outstanding capital stock (the “Wide Angle Common Shares”) of Wide Angle Group Limited, a Hong Kong company (“Wide Angle”) for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under SVG Purchase Agreement entered into with BT on January 30, 2017 and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the SVG Purchase Agreement as described in Note 20(a).

(c) On March 14, 2017, the Company through its PRC subsidiary Shanghai Blue World Investment Management Consulting Limited (“SVG WFOE”), entered into a Capital Increase Agreement (the “Capital Increase Agreement”) with Guizhou Sun Seven Stars Technology Company Limited, a PRC company (“GZSSS”), which is an affiliate of Wecast Media Group Limited (formerly known as Sun Seven Stars Hong Kong Cultural Development Limited), a Hong Kong company controlled by Bruno Wu.

Pursuant to the terms of the Capital Increase Agreement, GZSSS will invest RMB 80 million (approximately $11.6 million) to own 94.12% of Guizhou Sun Seven Stars Technology Trading Platform Limited (“GZ”), a PRC company formed in February 2017 and 100% owned by SVG WFOE prior to this transaction. The Company and GZSSS will share the dividends and other profits of GZ at a ratio of 70% and 30%, respectively.

In addition, the Company will have the right to appoint two of GZ’s three board members and GZSSS will have the right to appoint one board member.

