Form 10-Q
period 2017-03-31
WECAST NETWORK, INC.
filed 2017-05-15
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,189,047 shares as of May 9, 2017.

QUARTERLY REPORT ON FORM 10-Q

OF WECAST NETWORK, INC.

FOR THE PERIOD ENDED MARCH 31, 2017

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “Wecast Network,” “we,” “us,” and “our” are to Wecast Network, Inc. (formerly known as YOU On Demand Holdings, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” refers to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing; (vii) “SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media; (ix) “Wecast Services” refers to our wholly-owned subsidiary Wecast Services Limited (formerly known as Sun Video Group Hong Kong Limited) a Hong Kong company; (x) “Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company; (xi) “Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company; (xii) “SEC” refers to the United States Securities and Exchange Commission; (xiii) “Securities Act” refers to Securities Act of 1933, as amended; (xiv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” refer to People’s Republic of China; (xvi) “Renminbi” and “RMB” refer to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” refer to United States dollars; and (xviii) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WECAST NETWORK, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
		(As adjusted*)
ASSETS
Current assets:
Cash	$1,054,142	$3,761,814
Accounts receivable, net	29,196,591	9,522,151
Licensed content, current	883,015	124,319
Notes receivable	421,475	1,749,830
Inventory	217,383	203,697
Prepaid expenses	347,968	375,944
Other current assets	6,925,012	3,581,822
Total current assets	39,045,586	19,319,577
Property and equipment, net	4,760,976	4,963,725
Licensed content, non-current	16,075,134	17,593,528
Intangible assets, net	425,113	453,242
Goodwill	6,648,911	6,648,911
Long term investments	6,635,483	6,654,664
Other non-current assets	57,846	112,643
Total assets	$73,649,049	$55,746,290
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Wecast Network, Inc. See note 3)
Accounts payable	$27,231,787	$13,341,680
Deferred revenue	609,466	1,350,054
Accrued interest due to a related party	587,688	557,918
Accrued other expenses	1,415,774	708,987
Accrued salaries	807,952	766,957
Payable for purchase of building	992,000	987,015
Amount due to related parties	2,173,891	-
Other current liabilities	331,719	1,995,297
Accrued license content fees	1,189,453	1,236,661
Convertible promissory note due to a related party	3,000,000	3,000,000
Warrant liabilities	340,901	70,785
Total current liabilities	38,680,631	24,015,354
Total liabilities	$38,680,631	24,015,354
Commitments and contingencies (Note 17)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2017 and December 31, 2016, respectively	1,261,995	1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, 1,216,904 and 7,154,997 shares issued and outstanding, liquidation preference of $2,129,586 and $12,521,245 as of March 31, 2017 and December 31, 2016, respectively	1,217	7,155
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 59,891,201 and 53,918,523 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	59,891	53,918
Additional paid-in capital	152,836,057	152,755,919
Accumulated deficit	(113,456,389)	(115,669,268)
Accumulated other comprehensive loss	(3,282)	(1,353,302)
Total Wecast Network shareholders’ equity	39,437,494	35,794,422
Non-controlling interest	(5,731,071)	(5,325,481)
Total equity	33,706,423	30,468,941
Total liabilities, convertible redeemable preferred stock and equity	$73,649,049	$55,746,290

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle Group Limited acquired from BT Capital Global Limited (“BT”) on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$33,164,351	$1,269,726
Cost of revenue	29,342,379	915,780
Gross profit	3,821,972	353,946

Operating expenses:
Selling, general and administrative expense	1,265,172	2,165,053
Professional fees	267,133	367,446
Depreciation and amortization	196,211	97,463
Total operating expense	1,728,516	2,629,962

Income (loss) from operations	2,093,456	(2,276,016)

Interest and other income (expense)
Interest expense	(41,557)	(33,473)
Change in fair value of warrant liabilities	(270,116)	37,023
Equity in loss of equity method investees	(43,746)	(10,348)
Other	(99,570)	162
Income (loss) before income taxes	1,638,467	(2,282,652)

Income tax benefit	-	8,612

Net income (loss)	1,638,467	(2,274,040)

Net loss attributable to non-controlling interest	(574,412)	(137,569)

Net income (loss) attributable to Wecast Network, Inc. shareholders	$2,212,879	$(2,136,471)

Basic earnings (loss) per share	$0.04	$(0.09)
Diluted earnings (loss) per share	$0.04	$(0.09)

Weighted average shares outstanding:
Diluted	60,715,721	24,484,562
Basic	55,382,002	24,484,562

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net income (loss)	$1,638,467	$(2,274,040)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	1,518,842	13,132
Comprehensive income (loss)	3,157,309	(2,260,908)

Comprehensive loss attributable to non-controlling interest	(405,590)	(142,956)
Comprehensive income (loss) attributable to Wecast Network, Inc. shareholders	$3,562,899	$(2,117,952)

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net income (loss)	$1,638,467	$(2,274,040)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	71,428	138,770
Depreciation and amortization	196,211	97,463
Income tax benefit	-	(8,612)
Equity in loss of equity method investees	43,746	10,348
Loss on disposal of assets	40,139	-
Change in fair value of warrant liabilities	270,116	(37,023)
Foreign currency exchange losses	-	10,590

Change in assets and liabilities:
Accounts receivable	(19,674,440)	(1,153,595)
Licensed content	1,518,394	263,913
Prepaid expenses and other assets	(1,932,566)	140,391
Accounts payable	13,890,107	237
Accrued expenses, salary and other current liabilities	(881,051)	691,914
Amount due to related parties	2,173,891	-
Deferred revenue	(740,588)	(15,080)
Accrued license content fees	-	402,508
Net cash used in operating activities	(3,386,146)	(1,732,216)

Cash flows from investing activities:
Acquisition of and deposit for property and equipment	(5,473)	-
Net cash used in investing activities	(5,473)	-

Cash flows from financing activities
Proceeds from issuance of warrant and shares	8,745	10,000,000
Net cash provided by financing activities	8,745	10,000,000
Effect of exchange rate changes on cash	675,202	(1,361)
Net increase (decrease) in cash	(2,707,672)	8,266,423

Cash at beginning of period	3,761,814	3,768,897

Cash at end of period	$1,054,142	$12,035,320

Supplemental Cash Flow Information:

Issuance of convertible note for licensed content (Note 12)	$-	$17,717,847
Payable for purchase of building	$992,000	$-
Issuance of shares for the settlement of liability	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2016

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Wecast Network , Inc. Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	88,745	-	-	88,770	-	88,770
Common stock issuance	-	-	4,545,455	4,545	9,273,029	-	-	9,277,574	-	9,277,574
Warrants issued in connection with common stock issuance	-	-	-	-	722,426	-	-	722,426	-	722,426
Issuance cost in connection with the issuance of common stock and warrants	-	-	-	-	(442,500)	-	-	(442,500)	-	(442,500)
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Net loss	-	-	-	-	-	(2,136,471)	-	(2,136,471)	(137,569)	(2,274,040)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	18,519	18,519	(5,387)	13,132
Balance, March 31, 2016	7,254,997	$7,255	28,861,344	$28,861	$107,229,200	$(88,594,311)	$(396,391)	$18,274,614	$(2,530,987)	$15,743,627

The accompanying notes are an integral part of these consolidated financial statements.

Wecast Network, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Wecast Network Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2017 (As adjusted*)	7,154,997	$7,155	53,918,523	$53,918	$152,755,919	$(115,669,268)	$(1,353,302)	$35,794,422	$(5,325,481)	$30,468,941
Share-based compensation	-	-	-	-	71,428	-	-	71,428	-	71,428
Common stock issuance	-	-	29,585	30	(30)	-	-	-	-	-
Common stock issued for warrant exercised	-	-	5,000	5	8,740	-	-	8,745	-	8,745
Common stock issued from conversion of series E preferred stock	(5,938,093)	(5,938)	5,938,093	5,938	-	-	-	-	-	-
Net profit (loss)	-	-	-	-	-	2,212,879	-	2,212,879	(574,412)	1,638,467
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	1,350,020	1,350,020	168,822	1,518,842
Balance, March 31, 2017	1,216,904	$1,217	59,891,201	$59,891	$152,836,057	$(113,456,389)	$(3,282)	$39,437,494	$(5,731,071)	$33,706,423

 *The above consolidated statements of equity present the Wecast Services Limited and Wide Angle Group Limited acquired from BT Capital Global Limited on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

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

Wecast Network is leveraging its legacy operations as a premium content Video On Demand (“VOD”) service provider in China and aiming to be the leading provider of total B2B business solutions for today’s constantly evolving business landscape. With a focus on “BASE” or Blockchain, Artificial Intelligence, Supply Chain & Exchanges, Wecast is organized into three cloud-based categories and business units: Brand IP Cloud, Product Sales Cloud, and the Financial Product Cloud. With the three clouds functioning both independently and interdependently, Wecast is creating a vertical, transactional and flexible platform for today’s global enterprises.

The Company’s mission and vision is to be the world’s leading cloud-based, total B2B enterprise solution and platform provider that empowers businesses to grow with Big Data technology.

Wecast Network launched its legacy VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010 through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Media, through which we provide: 1) integrated value-added business-to-business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value-added business-to-business-to-customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. As a result of the contractual arrangements with Sinotop Beijing, we have the right to control management decisions and direct the economic activities that most significantly impact Sinotop Beijing and Zhong Hai Media, and accordingly, under generally accepted accounting principles in the United States (“U.S. GAAP”), we consolidate these operating entities in our consolidated financial statements.

On October 8, 2016, the Company signed an agreement with Zhejiang Yanhua (“Yanhua Agreement”), where Zhejiang Yanhua (“Yanhua”) will act as the exclusive distribution operator (within the territory of the People’ Republic of China) of Wecast Network’s licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that Wecast Network is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from Wecast Network to Yanhua reaches the amount of RMB13,000,000, the revenue above RMB13,000,000 will be shared with Wecast Network from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

On January 30, 2017, Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited which has been controlled by Company’s chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited. On January 31, 2017, Company entered into another Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). Details of these two acquisitions are in Note 4. After acquiring these two entities, other than Company’s legacy YOD business, Company is also engaged with consumer electronics and smart hand held device design and supply chain management business.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 31, 2017 (“2016 Annual Report”).

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2017 and 2016, the Company incurred net income of approximately $1.6 million and net loss of $2.3 million, respectively, and cash used in operations was approximately $3.4 million and $1.7 million, respectively. Further, the Company had accumulated deficit of approximately $113.5 million and $115.7 million as of March 31, 2017 and December 31, 2016, respectively, due to recurring losses since the inception of its business.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing or Zhong Hai Media that can be used only to settle obligations of Sinotop Beijing or Zhong Hai Media, except for the registered capital of these two entities amounting to RMB 21.8 million (approximately $3.3 million) as of March 31, 2017. As Sinotop Beijing and Zhong Hai Media are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of March 31, 2017. As SSF is incorporated as limited liability company under PRC Company Law, creditors of these two entities do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$385,911	$1,519,125
Accounts receivable, net	1,186,291	1,260,529
Prepaid expenses	62,881	30,455
Other current assets	1,798,108	191,427
Intercompany receivables due from the Company's subsidiaries(i)	896,512	150,725
Total current assets	4,329,703	3,152,261
Property and equipment, net	206,106	196,677
Intangible assets, net	2,312	2,570
Long term investments	4,984,167	3,654,664
Other non-current assets	57,846	442,782
Total assets	$9,580,134	$7,448,954

LIABILITIES
Current liabilities:
Accounts payable	$1,191,076	$5,817
Deferred revenue	3,522	824,563
Accrued expenses	248,226	268,074
Other current liabilities	413,327	394,314
Accrued license content fees	1,189,453	1,236,661
Intercompany payables due to the Company's subsidiaries(i)	14,793,082	14,752,338
Total current liabilities	17,838,686	17,481,767
Total liabilities	$17,838,686	$17,481,767

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenue	$787,328	$1,269,726
Net income (loss)	$258,760	$(479,887)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net cash used in operating activities	$(1,322,729)	$(603,884)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities(i)	$189,515	$21,855

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.29 million to Sinotop Beijing in the three months period ended March 31, 2017.

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

4.	Acquisition

On January 30, 2017, we entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a Hong Kong company (“BT”) which has been controlled by Company’s chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong corporation (“SVG”) for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Until receipt of necessary shareholder approvals, the SVG Note is not convertible into shares of our common stock, but once the necessary shareholder approval is received, the unpaid principal and interest thereon will automatically convert. Under the terms of the Sun Video SPA, BT has guaranteed that the business of the SVG and its subsidiaries (the “Sun Video Business”) shall achieve revenue of $250 million and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to us the shares of our common stock or SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed.

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

After the acquisition SVG changed its name to Wecast Services Limited, and is therefore also referred to herein as Wecast Services.

On January 31, 2017, we entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, a Hong Kong company (“SSS”), one of the Company’s largest shareholders, controlled by our chairman Bruno Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA.

Since the Company, Wecast Services and Wide Angle were controlled by our chairman Bruno Wu since November 10, 2016, as well as both before and after the acquisition, this transaction was accounted for as a business combination between entities under common control by Mr. Wu. Therefore, in accordance with ASC Subtopic 805-50, the consolidated financial statements of the Company include the acquired assets and liabilities of the SVG and Wide Angle at their historical carrying amounts. In addition, the Company’s consolidated financial statements as of December 31, 2016 have been prepared as if the Wecast Services and Wide Angle had been owned by the Company since November 10, 2016 presented and the Company’s consolidated financial statements as of December 31, 2016 has been retrospectively adjusted accordingly.

As of March 31, 2017, the Company recorded SVG note in $50 million as Company’s additional paid in capital as Company believed that Performance Guarantees would be met within 12 months of the closing, but Net Income Threshold might probably not be met within 3 years of closing. Considering the proceeds transferred was larger than carrying amounts of the net assets received, such $50 million was then recognized as reduction to Company’s additional paid in capital.

5.	Accounts Receivable

Accounts receivable is consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable, gross:	$32,040,818	$12,350,947
Less: allowance for doubtful accounts	(2,844,227)	(2,828,796)
Accounts receivable, net	$29,196,591	$9,522,151

The movement of the allowance for doubtful accounts is as follows:

	March 31, 2017	December 31, 2016
Balance at the beginning of the period	$(2,828,796)	$(3,672)
Additions charged to bad debt expense	(15,431)	(2,825,124)
Write-off of bad debt allowance	-	-
Balance at the end of the period	$(2,844,227)	$(2,828,796)

6.	Property and Equipment

The following is a breakdown of the Company’s property and equipment:

	March 31,	December 31,
	2017	2016
Furniture and office equipment	$1,070,443	$1,061,762
Vehicle	144,544	267,022
Office Building	3,969,632	3,948,058
Leasehold improvements	702,634	760,931
Total property and equipment	5,887,253	6,037,773
Less: accumulated depreciation	(1,126,277)	(1,074,048)
Property and Equipment, net	$4,760,976	$4,963,725

The Company recorded depreciation expense of approximately $168,082 and $34,000 for the three months ended March 31, 2017 and 2016 respectively.

7.	Intangible Assets

As of March 31, 2017 and December 31, 2016, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	March 31, 2017				December 31, 2016
Amortizing Intangible	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Charter/ Cooperation agreements (iii)	$2,755,821	(909,257)	(1,846,564)	-	$2,755,821	$(909,257)	$(1,846,564)	$-
Software and licenses	267,991	(244,585)	-	23,406	267,991	(241,932)	-	26,059
Patent and trademark	92,965	(39,943)	-	53,022	92,965	(39,943)	-	53,022
Website and mobile app development (ii)	593,193	(421,129)	(172,064)	-	593,193	(421,129)	(172,064)	-
Workforce (i)	305,694	(101,898)	-	203,796	305,694	(76,422)	-	229,272
Total amortizing intangible assets	$4,015,664	(1,716,812)	(2,018,628)	280,224	$4,015,664	$(1,688,683)	$(2,018,628)	$308,353
Indefinite lived intangible assets								-
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent	10,599	-	-	10,599	10,599	-	-	10,599
Total intangible assets	$4,160,553	(1,716,812)	(2,018,622)	425,113	$4,160,553	$(1,688,683)	$(2,018,628)	$453,242

(i) On April 1, 2016, Wecast Network entered into an agreement with Mr. Liu Changsheng, under which Wecast Network agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with a six month restriction period and a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel enter into three year employment contracts with Wecast Network effective from April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration is due upon the signing of the agreement, 20% is due 2 months after the signing of the agreement and 50% is due 6 months after the signing of the agreement. Cash consideration of $93,825 has been paid as of March 31, 2017, and $93,828 was paid on October 31, 2016. If any of three key staff, as defined, terminated their employment with Wecast Network during the first 12 months of employment, Wecast Network has right to forfeit the unpaid cash consideration. In addition, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180. Wecast Network has accounted for the transaction as an asset acquisition in which Wecast Network mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

The Company recorded amortization expense related to our amortizing intangible assets of approximately $28,129 and $63,000 for the three months ended March 31, 2017 and March 31, 2016 respectively, which included the amortization expense of the workforce acquired as stated above.

(ii) Considering a new mobile app has been developed to be put into market in October, 2016, the Company determined that the future cash flows generated from the old mobile app was nil. In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. The Company estimated the fair value of this intangible asset to be nil as of March 31, 2017 and December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from mobile app development of $172,000 was recognized in 2016 to write off the entire book value of the old mobile app.

(iii) During the fourth quarter of 2016, the Company determined that the Charter/Cooperation agreements will not serve the business or generate future cash flow. As no future cash flows will be generated from the Charter/Cooperation agreements, the Company estimated the fair value of the Charter/Cooperation agreements to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from Charter/Cooperation agreements of $1,846,000 was recognized in 2016 to write off the entire book value of the Charter/Cooperation agreements.

.

The following table outlines the amortization expense for the next five years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2017(9 months)	90,277
2018	118,254
2019	35,794
2020 and thereafter	35,899
Total amortization to be recognized	$280,224

8.	Long Term Investments

Cost method investments

Cost method investments  as of the period ended March 31, 2017 and December 31, 2016 are as follow:

	March 31,	December 31,
	2017	2016
Topsgame (i)	$3,174,235	$3,156,985
Frequency (ii)	3,000,000	3,000,000
Total	$6,174,235	$6,156,985

(i)	Investment in Topsgame

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

The Company has recognized the cost of the investment in Topsgame, which is a private company with no readily determinable fair value, based on the acquisition cost of Game IP Rights of approximately $2.7 million and accounts for the investment by the cost method.

On September 14, 2016, SSF increased its investment in Topsgame by RMB 3,900,000 (approximately $584,000) and maintained its 13% equity ownership of Topsgame. The investment continued to be accounted for using the cost method..

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

Equity method investments

Equity method investment movement for the three months ended on March 31, 2017 is as follow:

	March 31, 2017
		December 31, 2016	Capital increase	Gain/(Loss) on investment	Impairment loss	Foreign currency translation adjustments	March 31, 2017
Wecast Internet	(i)	132,782	-	(37,382)	-	3,804	99,204
Hua Cheng	(ii)	364,897	-	(6,364)	(38,448)	41,959	362,044
Shandong Media	(iii)	-	-	-	-	-	-
Total		497,679	-	(43,746)	(38,448)	45,763	461,248

(i)	Investment in Wecast Internet

In October 2016, the Company’s subsidiary, YOU On Demand (Asia) Ltd., invested RMB 1,000,000 (approximately $149,750) in Wecast Internet Limited (“Wecast Internet”) and held its 50% equity ownership.

(ii)	Investment in Hua Cheng

As of the period ended March 31, 2017 and December 31, 2016, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

(iii)	Investment in Shandong Media

As of the period ended March 31, 2017 and December 31, 2016, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of March 31, 2017 and December 31, 2016.

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

On November 11, 2016, the Company entered into Common Stock Purchase Agreement (the “SSSHKCD SPA”) with Sun Seven Stars Hong Kong Cultural Development Limited, a Hong Kong company (“SSSHKCD”) and an affiliate of SSS. Pursuant to the terms of the SSSHKCD SPA, the Company has agreed to sell and issue 1,136,3654 shares of the Company’s common stock for $1.76 per share, or a total purchase price of $2.0 million to SSSHKCD. A total of $2.0 million was received and 1,136,365 shares were issued on November 17, 2016.

As described in Note 12, the Company and SSS entered into a series of agreements, including an agreement pursuant to which the Company agreed to sell and issue 4,545,455 shares of the Company's common stock and warrants to acquire an additional 1,818,182 shares (at an exercise price of $2.75 per share) for an aggregate purchase price of $10 million to SSS.

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

The Company reviews the valuation techniques used to determine if the fair value measurements are still appropriate on an annual basis, and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.

Common stock is valued at closing price reported on the active market on which the individual securities are traded.

The fair value of the warrant liabilities at March 31, 2017 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2016. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	March 31,	December 31,
	2017	2016
Risk-free interest rate	0.91%	0.70%
Expected volatility	55%	55%
Expected term	0.42 year	0.67 year
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 13)	$-	$-	$340,901	$340,901

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 13)	$-	$-	$70,785	$70,785

The table below reflects the components effecting the change in fair value for the three months ended March 31, 2017:

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31 , 2017
	January 1,		Change in	March 31,
	2017	Settlements	Fair Value	2017
Liabilities:
Warrant liabilities (see Note 13)	$70,785	$-	$270,116	$340,901

The significant unobservable inputs used in the fair value measurement of the Company’s warrant includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, accounts receivable, notes receivable, accounts payable, accrued other expenses, other current liabilities payables and convertible promissory note as of March 31, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

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

For the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $30,000 and $30,000 related to the Note.

(b)	Cost of revenue

Hua Cheng, the minority shareholder of Zhong Hai Media, charged Company licensed content fees of approximately nil and $56,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, total accrued license fees due to Hua Cheng amounted to nil and $54,000, respectively.

(c)	Purchase of Game IP Rights

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash of $2.7 million (RMB 18 million), which was paid in full in 2016. The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topsgame as disclosed in Note 8 above.

(d)	Short term entrust loans

During the first quarter of 2017, the company entered into a series of entrust loans with the entities controlled by Bruno Wu to obtain short-term financial support for the Company’s daily operation. As of March 31, 2017 and December 31, 2016, the Company had such borrowings in the amount of $2,173,891 and nil, respectively. As of the date of this report, all of such entrust loans have been paid back to related parties.

(e)	Deposit for Investment in MYP

On September 19, 2016, the Company signed a non-binding term sheet with Sun Video Group HK Limited ("SVG") in purchase for its 51% ownership of M.Y. Products, LLC ("MYP"), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash.

In accordance with the Term Sheet, the Company wired $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. As of March 31, 2017, the transaction has already been closed, and all of the deposit paid to MYP has been transferred into liability due to BT, which is the former shareholder of SVG.

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

On November 10, 2016, the Board of Directors (the “Board”) of Wecast Network held a special meeting. At the recommendation of the Company’s audit committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn-Out Share Award to (1) reduce the total Earn-Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn-out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand-alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn-Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share (“Common Stock to SSS”) and the shares were issued on November 11, 2016,

The Company recognized the fair value of the Common Stock to SSS of approximately $13,700,000, based on the market price of the Company’s Common Stock, as Earn-out share award expense in the accompanying consolidated statement of operations for the year ended December 31, 2016.

13.	Warrant Liabilities

In connection with our August 30, 2012 private financing, the Company issued 977,063 warrants to investors and the broker. In accordance with ASC 815-40, Contracts in Entity’s Own Equity, the warrants have been accounted as derivative liabilities to be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The fair value of the warrants are remeasured at each reporting period based on the Monte Carlo valuation.

As of March 31, 2017 and December 31, 2016, the warrant liability was re-valued as disclosed in Note 10, and recorded at its fair value of approximately $340,901 and $70,785, respectively, resulting in a loss of approximately $270,116 for the three months ended March 31, 2017. There were no warrants exercised during three months ended March 31, 2017.

14.	Share-Based Payments

As of March 31, 2017, the Company had 2,251,428 options and 3,778,002 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 12 (a) to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31	March 31
	2017	2016
Employees and directors share-based payments	$71,428	$139,000

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of March 31, 2017, options available for issuance are  1,069,465 shares.

(a)	Stock Options

Stock option activity for the three months ended March 31, 2017 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	2,101,428	$2.42	4.59	-
Granted	150,000	1.62
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2017	2,251,428	2.33	4.67	-
Vested and expected to vest as of March 31, 2017	2,251,428	2.33	4.67	-
Options exercisable at March 31, 2017 (vested)	1,687,051	2.80	3.38	-

On January 4, 2017 and March 1 and March 16, 2017, 70,000, 45,000 and 35,000 shares stock options, respectively, were issued to certain employees for services provided to us. The fair value of the stock options granted were valued using the Black-Scholes Merton method on the grant date, amounting to $47,415, $45,443 and $36,750, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the three months ended March 31, 2017 presented:

Black Scholes
Risk-free interest rate	2.26% ~ 2.34%
Expected volatility	55%
Expected term	5.88 years
Expected dividend yield	0%

As of March 31, 2017, approximately $501,000 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 2.40 years. The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was approximately nil  and $16,000,  respectively.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

As of March 31, 2017, the weighted average exercise price of the warrants was $2.20 and the weighted average remaining life was 1.19 years. The following table outlines the warrants outstanding and exercisable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

2012 August Financing Warrants (i)	536,250	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	223,571	228,571	$1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	$1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	$1.75	01/31/19
2016 Warrants to SSS (Note 12)	1,818,182	1,818,182	$2.75	03/28/18
	3,778,002	3,783,002

(i)	The warrants are classified as derivative liabilities as disclosed in Note 13.

15.	Earnings (Loss) Per Common Share

	March 31,		March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net earnings/(loss) attributable to common stockholders	2,212,879	2,212,879	(2,136,471)	(2,136,471)
Average equivalent shares
Weighted-average common shares outstanding	55,382,002	55,382,002	24,484,562	24,484,562
Convertible preferred shares	-	2,150,237	-	-
Dilutive effect of convertible promissory notes	-	3,183,482	-	-
Total average equivalent shares	55,382,002	60,715,721	24,484,562	24,484,562
Earnings/(loss) per common share	0.04	0.04	(0.09)	(0.09)

Basic earnings (loss) per common share attributable to Wecast Network shareholders is calculated by dividing the net earnings (loss) attributable to Wecast Network shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. Diluted loss per share for the three months ended March 31, 2016 equals basic loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the three months ended March 31, 2017 and 2016, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2017	2016
Warrants	3,778,002	4,009,669
Options	2,251,428	1,722,325
Series A Preferred Stock	—	933,333
Series E Preferred Stock	—	7,254,997
Convertible promissory note and interest	—	11,190,292
Total	6,029,430	25,110,616

16.	Income Taxes

As of March 31, 2017, the Company had approximately $28.9 million of the U.S domestic cumulative tax loss carryforwards and approximately $17.5 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2018 to year 2022, respectively.

The income tax expense for the three months ended March 31, 2017 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance was decreased approximately $0.4 million during the three months ended March 31, 2017.

As of March 31, 2017, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

17.	Contingencies and Commitments

(a)	Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China as follows:

Leased Property
Years ending December 31,	Costs
2017(9 months)	235,000
2018	266,000
2019	193,000
2020	199,000
Thereafter	84,000
Total	$977,000

(b)	Licensed Content Commitment

The Company is committed to paying content costs through 2019 as follows:

Years ending December 31,	Content Costs

2017 (9 months)	1,454,000
2018	217,000
2019	217,000
Total	$1,888,000

(c)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2017, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

(d)	Acquisition of Property Commitment

In consideration of the Company’s business expansion and rising rental costs, in February 2016, the Company entered into an agreement with Beijing Kuntin Taiming Investment Management Co., Ltd. for purchase of an office building. Total consideration for the property acquisition was RMB27.4 million (approximately $4,239,000), which the Company has paid RMB20.5 million (approximately $3,247,000) at the end of first quarter of 2017 and is committed to paying the remaining balance in 2017 as follows:

Years ending December 31,	Property
2017 (9 months)	992,000
Total	$992,000

(e)	Advertising and Marketing Expense Commitment

The Company is committed to paying advertising and marketing expense through 2016 as follows:

Years ending December 31,	Marketing expenses
2017 (9 months)	106,000
Total	$106,000

18.	Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through Zhong Hai Media, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be impacted and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

Legacy YOD business

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operator. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of WCST's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that WCST is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from WCST to Yanhua reaches the amount of RMB13,000,000, the revenue above RMB13,000,000 will be shared with WCST from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

Pursuant to ASC Subtopic 926-605, Entertainment-Films - Revenue Recognition, for certain contracts that involve sub-licensing content within the specified license period, revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and there are no substantive future obligations to provide future additional services.

According to the Yanhua Agreement, the total price of the Existing Contents to be transferred is RMB13,000,000. The payment is agreed to be paid in two installments, the first half of RMB6,500,000 was received on December 30, 2016 . The remaining RMB6,500,000 will be paid under the scenario that the license content fees due to Studios for the existing legacy Hollywood paid contents will be settled. Due to the fact that the second installment will depend upon some future events and is contingent in nature, we deem this portion of the fee is not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized accordingly.

In terms of the additional revenue-sharing fee over the above-mentioned RMB13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of March 31, 2017, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB6,500,000 was recognized as revenue in the first three months ended March 31, 2017 based on the relative fair value of licensed content delivered to Yanhua.

For the three months ended March 31, 2016, two customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of March 31, 2016.

Wecast Services

The holdings and businesses from Company’s two acquisitions in January (Note 4) now reside under “Wecast Services”, our whollyowned subsidiary Wecast Services Limited. Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. The Company’s ending customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

For the three months ended March 31, 2017, one customer individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for more than 10% of the Company’s net accounts receivables as of March 31, 2017, respectively.

(c)	Major Suppliers

Legacy YOD business

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

As of December 31, 2016, all licensed contents have been recognized as cost of revenues other than the ones that acquired from SSS in the amount of $17.7 million (note 12).

For the three months ended March 31, 2016, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of March 31, 2016.

Wecast Services

The Company relies on agreements with consumer electronics manufactures.

For the three months ended March 31, 2017, two suppliers individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for more than 10% of the Company’s accounts payable as of March 31, 2017.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of March 31, 2017 and December 31, 2016, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners, and smart sales products customers. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	March 31,	December 31,
	2017	2016
RMB denominated bank deposits with financial institutions in the PRC	$474,523	1,566,107
US dollar denominated bank deposits with financial institutions in the PRC	$177,570	670,951
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	38,635	14,163
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$296,197	1,403,000
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$58,637	95,030

As of March 31, 2017 and December 31, 2016 deposits of $371,824 and $384,515 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

19.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $1,233 and $1,000 for the three months ended March 31, 2017 and March 31, 2016 respectively.

20.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January (see note 4), the Company has operated two segments based on different clouds that major business reside in, including Legacy YOD segement and Wecast Service segment. Therefore, there are two reportable segments for the three months ended March 31, 2017. The two reportable segments are:

Legacy YOD - Provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers. The core revenues are being generated from both minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers.

Wecast Service - Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations.

Segment disclosures are on a performance basis consistent with internal management reporting. The following tables summarized the Company’s revenue and cost generated from different revenue streams.

	Three Months Ended
	March 31,	March 31,
	2017	2016
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$787,328	$1,269,726
-Wecast Service	32,377,023	-
Net sales	33,164,351	1,269,726

GROSS PROFIT
-Legacy YOD	27,493	353,946
-Wecast Service	3,794,479	-
Gross profit	3,821,972	353,946

	March 31,	December 31,
	2017	2016
TOTAL ASSETS
-Legacy YOD	$35,955,219	$36,975,911
-Wecast Service	33,714,959	14,448,702
-Unallocated assets	4,181,904	4,321,677
-Intersegment elimination	(203,033)	-
Total	73,649,049	55,746,290

21.	Subsequent Event

As at May 15, 2017 (reporting date approved by Board of Directors), there is no material subsequent event to be disclosed.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2016 Annual Report under Part I. Item 1A. Risk Factors.

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

Wecast Network is leveraging its legacy operations as a premium content Video On Demand (“VOD”) service provider in China and aiming to be the leading provider of total B2B business solutions for today’s constantly evolving business landscape. With a focus on “BASE” or Blockchain, Artificial Intelligence, Supply Chain & Exchanges, Wecast is organized into three cloud-based categories and business units: Brand Intellectual Property Cloud, Product Sales Cloud, and the Financial Product Cloud. With the three clouds functioning both independently and interdependently, Wecast is creating a vertical, transactional and flexible platform for today’s global enterprises.

The Company’s mission and vision is to be the world’s leading cloud-based, total B2B enterprise solution and platform provider that empowers businesses to grow with Big Data technology.

Wecast Network launched its VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010 through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Media, through which we provide: 1) integrated value–added business–to–business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value–added business–to–business–to–customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app.

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of WCST's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that WCST is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB 13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB 13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from WCST to Yanhua reaches the amount of RMB 13,000,000, the revenue above RMB 13,000,000 will be shared with WCST from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited which has been controlled by Company’s chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of Sun Video Group Hong Kong Limited. On January 31, 2017, the Company entered into another Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle. After acquiring these two entities, other than our legacy YOD business, we are also engaged with consumer electronics and smart hand held device design and supply chain management business.

Wecast Network is a next generation global brand licensing, IP sales and video commerce company driven by AI and Big Data. With a firm focus on 4 strategy pillars which include: Brand, Content, Commerce and Licensing, the Company is leveraging and optimizing its legacy operations as a premium content Video On Demand service provider in China to evolve into a global, vertical, ubiquitous and transactional B2B2C, mobile–driven, consumer and supply chain management platform. By aiming to establish the world’s premier multimedia, social networking and smart e–commerce–enabled network with the largest global effective connected user base, Wecast Network, through this expanded, cloud–based, ecosystem of connected screens combined with strong partnerships with leading global providers, will be capable of delivering a vast array of WCST –branded products and services to enterprise customers and end–use consumers – anytime and anywhere, across multiple platforms and devices.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to adapt our product and service offerings to meet consumer demands. Our expansion prospects are dependent on continued development of our product and services. The content distribution industry in China is highly competitive and dominated by large Internet companies that have more resources than us. Also the commerce industry for sales of consumer electronics and smart hand held device design and supply chain management business is highly competitive as well. The growth of our business will depend on whether we can develop new services and products that can offer higher quality contents, technological innovation and unique user experience.

•	Our ability to expand our subscriber base. Our business is affected by the overall size of our user base, which in turn is determined by, among other factors, (i) user experience of our service and products, (ii) our relationship with distribution platforms, such as digital cable and IPTV providers and mobile product manufacturers, (iii) expansion of our business to include increased service offerings and (iv) the expansion of our subscribers beyond smartphones to mobile tablets and other Internet-enabled mobile devices.

•	Our ability to achieve revenue growth and meet internal or external expectations of future performance. In the latter half of 2013, we shifted our focus to our core multi-platform video streaming services and our business model is still evolving. Beginning in 2016, we also put more focus on consumer electronics and smart hand held device design and supply chain management business. Our financial performance is affected by, among other things, our ability to come to favorable business terms with our distribution partners, manage and procure contents in a cost-effective manner and manage our operating expenses. Overall, our normalized operating expenses have been decreasing but we have also incurred certain additional costs related to our financing activities, maintaining our public company status and making staff reductions.

•	Changes in China’s economic, political or social policies or conditions. All of our legacy YOD business revenues were from sales to customers in China and all of our suppliers for Wecast Services were operated in China. Accordingly, our business, financial condition and results of operation is significantly influenced by the political, social and economic policies and conditions in China. While the Chinese economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. In addition, the Chinese government continues to play a significant role in regulating telecommunication and Internet industry development by imposing certain laws and regulations concerning Internet access and distribution of video content and other information over traditional and new media platforms. Some of the laws and regulations are also relatively new and involving and their interpretation and enforcement involve significant uncertainty.

Taxation

United States

Wecast Network, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as both companies had no taxable profit in the United States since inception.

Cayman Islands and the British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands.

Hong Kong

Our subsidiaries that were incorporated in Hong Kong were under the current laws of Hong Kong, are subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as net operating loss carryovers offset current taxable income.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31, 2017	March 31, 2016	Amount Change	% Change
Revenue	$33,164,351	$1,269,726	$31,894,625	2,512%
Cost of revenue	29,342,379	915,780	28,426,599	3,104%
Gross profit	3,821,972	353,946	3,468,026	980%

Operating expense:
Selling, general and administrative expenses expenses	1,265,172	2,165,053	(899,881)	(42)%
Professional fees	267,133	367,446	(100,313)	(27)%
Depreciation and amortization	196,211	97,463	98,748	101%

Total operating expense	1,728,516	2,629,962	(901,446)	(34)%

Income (loss) from operations	2,093,456	(2,276,016)	4,369,472	(192)%
Interest expense, net	(41,557)	(33,473)	(8,084)	24%
Change in fair value of warrant liabilities	(270,116)	37,023	(307,139)	(830)%
Equity in loss of equity method investees	(43,746)	(10,348)	(33,398)	323%
Others	(99,570)	162	(99,732)	(61,563)%

Income (loss) before income taxes	1,638,467	(2,282,652)	3,921,119	(172)%

Income tax benefit	-	8,612	(8,612)	(100)%

Net income (loss)	1,638,467	(2,274,040)	3,912,507	(172)%

Net loss attributable to non-controlling interest	(574,412)	(137,569)	(436,843)	318%

Net income (loss) attributable to Wecast Network, Inc. shareholders	$2,212,879	$(2,136,471)	$4,349,350	(204)%

Revenues

We are leveraging our legacy operations as a premium content VOD service provider in China and aiming to be the leading provider of total B2B business solutions for today’s constantly evolving business landscape. With a focus on “BASE” or Blockchain, Artificial Intelligence, Supply Chain & Exchanges, we are organized into three cloud-based categories and business units: Brand IP Cloud, Product Sales Cloud, and the Financial Product Cloud. With the three clouds functioning both independently and interdependently, we are creating a vertical, transactional and flexible platform for today’s global enterprises, including:

1>   OTT, Mobile App, IPTV and Digital Cable VOD Businesses (Legacy YOD)

Provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers. The core revenues are being generated from both minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers.

2> Wecast Services

On January 30, 2017, the Company completed the acquisition of Sun Video Group HK Limited ("SVG"), which has a 51% ownership stake in Shanghai Wecast Supply Chain Management Limited ("Wecast SH"). On January 31, 2017, the Company acquired 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). The holdings and businesses from both of these aforementioned acquisitions now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Limited. Wecast Services (which resides under the Product Sales Cloud) business unit, is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. Our ending customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

3>   Consulting Services

This one time revenue was attributable to platform build out consulting services to some of our customers.

	2017Q1		2016Q1	Diff
	USD	%	USD	USD	%
Legacy YOD	787,328	2%	1,269,726	(482,398)	-38%
Wecast Services	27,719,067	84%	-	27,719,067	100%
Consulting Services	4,657,956	14%	-	4,657,956	100%
Total	33,164,351	100%	1,269,726	31,894,625	2512%

Revenue for the three months ended March 31, 2017 was $33.2 million as compared to $1.3 million for the same period in 2016, an increase of approximately $31.9 million, or 2512%. The increase was mainly due to our new business line acquired in January 2017 and one time consulting services that we provided to several customers. This was partially offset by a decrease of our legacy YOD business in the amount of $0.5 million, as the legacy YOD business shifts to a new exclusive distribution agreement with Zhejiang Yanhua Culture Media Co., Ltd. ("Yanhua ") which was announced in Q4 2016.

Cost of revenues

Cost of revenues was approximately $29.3 million for the three months ended March 31, 2017, as compared to $0.9 million for the three months ended March 31, 2016. Our cost of revenues was increased by $28.4 million which is in line with our increase of revenues. Our cost of revenues is primarily comprised of electronics products purchasing cost from Wecast Services.

Gross profit

Gross profit ratio for the three months ended March 31, 2017 was decreased by 16.36% from 27.88% to 11.52%, mainly due to the shift to the Wecast Services business from the legacy YOD business.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2017 was $1.3 million as compared to $2.2 million for the same period in 2016, a decrease of approximately $0.9 million or 42% mainly due to:

1>	Salaries and compensation for the three months ended March 31, 2017 was $0.8 million, a decrease of $0.64 million, Rent expenses for the three months ended March 31, 2017 was $0.1 million. The decrease were mainly attributable to certain existing employees and offices that had been used to provide consulting services, whose cost was recorded and shifted to cost of sales in the three months ended March 31, 2017.

2>	Travel and entertainment expenses for the three months ended March 31, 2017 was $0.4 million, a decrease of $0.3 million, and advertising and promotion expenses for the three months ended March 31, 2017 was $0.02 million, a decrease of $0.03 million. This was due to the legacy YOD business was transitioning to Yanhua, which reduced our sales expenses related to that part of our business.

Professional fees

Professional fees for the three months ended March 31, 2017 was $0.3 million as compared to $0.4 million for the same period in 2016, a decrease of approximately $0.1 million. This was mainly due to the decrease of audit and valuation fee.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2017 was $0.2 million as compared to $0.1 million for the same period in 2016, an increase of approximately $0.1 million, mainly due to the new office building purchased in November 2016.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of approximately $0.3 million and a gain of approximately $0.04 million for the three months ended March 31, 2017 and 2016, respectively. The changes are primarily due to fluctuation in our closing stock price.

Income tax expenses

The income tax expense for the three months ended March 31, 2017 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the three months ended March 31, 2017, approximately $0.01 million of our operating loss from Zhong Hai Media was allocated to Hua Cheng. For the three months ended March 31, 2016, operating loss attributable to non-controlling interest was approximately $0.01 million as well.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended March 31, 2017, approximately $0.5 million of our operating loss from Wecast SH was allocated to Dillon Yu, which was nil in the same period in 2016.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating loss of Wide Angle to Swiss Guorong Limited. During the three months ended March 31, 2017, approximately $0.03 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was nil in the same period in 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash of approximately $1.1 million and we had accumulated deficits of approximately $113.4 million and $115.7 million as of March 31, 2017 and December 31, 2016, respectively, due to recurring losses since our inception. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to rely on debt and equity financing to pay for ongoing operating expenses and execution of our business plan. On March 28, 2016, we completed a common stock financing for $10.0 million. On July 19, 2016, we completed a stock financing with SSW for $4.0 million. On August 12, 2016, we completed another common stock financing with Harvest Alternative Investment Opportunities SPC for $4.0 million. On November 17, 2016, we completed another common stock financing with SSSHK for $2.0 million. We have the ability to raise funds through various methods by either issuing debt or equity instruments.

The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustment that might result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net cash used in operating activities	$(3,386,146)	$(1,732,216)
Net cash used in investing activities	(5,473)	-
Net cash provided by financing activities	8,745	10,000,000
Effect of exchange rate changes on cash	675,202	(1,361)
Net increase in cash	(2,707,672)	8,266,423

Cash at beginning of period	3,761,814	3,768,897

Cash at end of period	$1,054,142	$12,035,320

Operating Activities

Cash used in operating activities increased for the three months ended March 31, 2017 compared to 2016, primarily caused by decrease in collection from accounts receivable, mainly due to the recent acquisition of Wide Angle, which is a trading company with longer credit collection period, and changes in accrued expenses and other liabilities, which was partially offset by net profit gained during the three months ended March 31, 2017.

Financing Activities

There was little financing activities cash flow for three months period ended March 31, 2017, while in the same period in 2016, we received $10 million investment proceeds from the sales of 4,545,455 shares of our common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of our common stock at an exercise price of $2.75 per share to SSS.

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

In accordance with ASC 605-25, Revenue Recognition - Multiple Element Arrangements, contracts with multiple element deliverables are separated into individual units for accounting purposes when the unit determined to have standalone value to the customer. Since the contract price is for all deliverables, we allocated the arrangement consideration to all deliverables at the inception of the arrangement based on their relative selling price. We use (a) vendor-specific objective evidence of selling price, if it exists, or, (b) the management’s best estimate of the selling price for that deliverable to determine the relative selling price of each individual unit.

For sale of smart products, we recognize revenue when persuasive evidence of an arrangement exists, products are delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Updates (or “ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting this standard on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 as part of its simplification initiative. The ASU changes the way of measurement on inventory, which currently requires an entity to measure inventory at the lower of cost or market. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. We do not expect a material impact on our consolidated financial statement upon adoption of this ASU.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for warrant liabilities. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 which amends the FASB Accounting Standards Codification and created Topic 842, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only the narrow aspects of Topic 606. The areas improved include: (1) Assessing the Collectability Criterion in Paragraph 606-10-25-1(e) and Accounting for Contracts That Do Not Meet the Criteria for Step 1; (2) Presentation of Sales Taxes and Other Similar Taxes Collected from Customers; (3) Noncash Consideration; (4) Contract Modifications at Transition; (5) Completed Contracts at Transition; and (6) Technical Correction. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). We are planning to adopt the above standards on January 1, 2018. We may use either a full retrospective or a modified retrospective approach to adopt this standard. We are currently evaluating this standard and the related updates, including which transition approach to use as well as the impact of adoption on policies, practices and systems. The standard also requires us to evaluate whether our businesses promise to transfer services to the customer itself (as a principal) or to arrange for services to be provided by another party (as an agent). To make that determination, the standard uses a control model rather than the risks-and-rewards model in current U.S. GAAP. At this stage in the evaluation, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. We are currently evaluating the impact of this standard to its consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We do not expect a material impact to its consolidated financial statement upon adoption of this ASU.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarter of 2018 and early adoption is permitted. Management is still evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The update affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The update is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a more robust framework to use in determining when a set of assets and activities is a business, and also provides more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied prospectively upon its effective date. The effect of ASU 2017-01 on the consolidated financial statements will be dependent on any future acquisitions.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. For public companies, the update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance should be applied prospectively upon its effective date. We do not anticipate that the adoption of ASU 2017-04 will have a material impact on the consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness and one significant deficiency described below.

Changes in Internal Control Over Financial Reporting

On February 4, 2017, Ms. Mei Chen resigned from her position as Chief Financial Officer of the Company and was replaced by Mr. Simon Wang, as the Chief Financial Officer and principal financial officer and principal accounting officer.

In the first quarter of 2017, one significant deficiency was identified as we did not maintain effective internal controls over the accounting for and related disclosures of significant non-routine transactions. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements related to the financial presentation associated with the consolidation of our newly acquired business under common control. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. This control deficiency resulted in the reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. This significant deficiency was identified and resulting errors corrected prior to the completion of our consolidated financial statements and segment reporting included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

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

Other than the changes stated above, there have been no other significant changes in internal control for the three months ended March 31, 2017, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2016 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

The Company experiences significant competitive pressure, which may negatively impact its results.

The market for the Company’s products and services is very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models. Not only does the Company compete with global distributors, it also competes for customers with regional distributors and some of the Company’s own suppliers that maintain direct sales efforts. In addition, as the Company expands its offerings and geographies, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

The size of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer or supplier base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company’s profitability and prospects.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2017, other than those that were previously reported in our Current Reports on Form 8-K .

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2017, Wecast Network, Inc. (the “Company”) received the written consent of the shareholders holding a majority of the voting power of the Company approving the issuance of up to $50 million shares of its common stock, par value $0.001 per share (the “Shares”), upon conversion of a promissory note issued as consideration in the acquisition of Sun Video Group Hong Kong Limited, a Hong Kong corporation and 55% of the outstanding capital stock of Wide Angle Group Limited, a Hong Kong company (together, the “Transaction”), which were previously approved by the Company’s Board of Directors and Audit Committee, as disclosed in the Company’s current reports on Form 8-K filed on February 1 and February 2, 2017, respectively.

The issuance of the Shares was approved by a total of 41,832,590 of the outstanding votes entitled to vote on the matter, representing 59.3%  of the votes of the Company’s issued and outstanding voting shares. The written consent will not take effect until 20 calendar days after the Company has filed  a final definitive Schedule 14C Information Statement with the United States Securities and Exchange Commission regarding the Transaction and the written shareholder consent and mailed that Information Statement to the Company’s shareholders.  No proxy soliciting material was utilized in connection with the approval by written consent.

Item 6. Exhibits

Exhibit
No.	Description
10.1	English translation of Equity Agreement, dated March 31, 2017, by and between Shanghai Blue World Investment Management Consulting Limited and Shanghai Pulse Consulting Company Limited*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2017.

Wecast Network, Inc.

By:	/s/ Simon Wang

Name: Simon Wang
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

