Form 10-Q
period 2017-06-30
Seven Stars Cloud Group, Inc.
filed 2017-08-14
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

SEVEN STARS CLOUD GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building B4, Tai Ming International Business Court,

Tai Hu Town, Tongzhou District, Beijing, China 101116

(Address of principal executive offices)

212-206-1216

(Registrant's telephone number, including area code)

Wecast Network, Inc.

(Former name, former address and former fiscal year if changed since last report.)

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,153,149 shares as of August 11, 2017.

QUARTERLY REPORT ON FORM 10-Q

OF SEVEN STARS CLOUD GROUP, INC.

FOR THE PERIOD ENDED JUNE 30, 2017

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “Seven Stars Cloud,”, “SSC”, “we,” “us,” and “our” are to Seven Stars Cloud Group, Inc. (formerly known as Wecast Network, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” refers to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017; (vii) “SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media; (ix) “Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited) a Hong Kong company; (x) “Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company; (xi) “Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company; (xii)“SEC” refers to the United States Securities and Exchange Commission; (xiii) “Securities Act” refers to Securities Act of 1933, as amended; (xiv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” refer to People’s Republic of China; (xvi) “Renminbi” and “RMB” refer to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” refer to United States dollars; and (xviii) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEVEN STARS CLOUD GROUP, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$3,163,470	$3,761,814
Accounts receivable, net	41,967,360	9,522,151
Licensed content, current	883,015	124,319
Notes receivable	-	1,749,830
Inventory	216,453	203,697
Prepaid expenses	534,573	375,944
Other current assets	4,318,995	3,581,822
Total current assets	51,083,866	19,319,577
Property and equipment, net	117,389	4,963,725
Licensed content, non-current	16,075,134	17,593,528
Intangible assets, net	331,564	453,242
Goodwill	-	6,648,911
Long term investments	6,664,547	6,654,664
Other non-current assets	1,239	112,643
Total assets	$74,273,739	$55,746,290
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Seven Stars Cloud Group, Inc. See note 3)
Accounts payable	$42,536,415	$13,341,680
Advance from customers	720,073	1,350,054
Accrued interest due to a related party	617,605	557,918
Accrued other expenses	327,958	708,987
Accrued salaries	760,848	766,957
Payable for purchase of building	-	987,015
Amount due to related parties	106,813	1,060,817
Other current liabilities	151,019	934,480
Accrued license content fees	-	1,236,661
Convertible promissory note due to a related party	3,000,000	3,000,000
Warrant liabilities	137,587	70,785
Total current liabilities	48,358,318	24,015,354
Total liabilities	$48,358,318	$24,015,354
Commitments and contingencies (Note 17)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2017 and December 31, 2016, respectively	$1,261,995	$1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, Nil and 7,154,997 shares issued and outstanding, liquidation preference of Nil and $12,521,245 as of June 30, 2017 and December 31, 2016, respectively	-	7,155
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 61,964,057 and 53,918,523 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	61,963	53,918
Additional paid-in capital	144,952,445	152,755,919
Accumulated deficit	(117,477,132)	(115,669,268)
Accumulated other comprehensive loss	(841,255)	(1,353,302)
Total Seven Stars Cloud shareholders’ equity	26,696,021	35,794,422
Non-controlling interest	(2,042,595)	(5,325,481)
Total equity	24,653,426	30,468,941
Total liabilities, convertible redeemable preferred stock and equity	$74,273,739	$55,746,290

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$43,324,439	$1,480,464	$76,488,790	$2,750,190
Cost of revenue	43,272,723	800,399	72,615,102	1,716,179
Gross profit	51,716	680,065	3,873,688	1,034,011

Operating expenses:
Selling, general and administrative expense	2,875,440	1,808,906	4,140,612	3,973,959
Professional fees	747,418	270,491	1,014,551	637,937
Depreciation and amortization	60,942	123,343	257,153	220,806
Impairment of other intangible assets	63,621	-	63,621	-
Total operating expense	3,747,421	2,202,740	5,475,937	4,832,702

Loss from operations	(3,695,705)	(1,522,675)	(1,602,249)	(3,798,691)

Interest and other income (expense)
Interest expense, net	(3,696)	(166,710)	(45,253)	(200,183)
Change in fair value of warrant liabilities	26,117	106,583	(243,999)	143,606
Equity in loss of equity method investees	(33,090)	(27,001)	(76,836)	(37,349)
Other	(11,072)	(5,258)	(110,642)	(5,096)
Loss before income taxes	(3,717,446)	(1,615,061)	(2,078,979)	(3,897,713)

Income tax benefit	-	8,612	-	17,224

Net loss	(3,717,446)	(1,606,449)	(2,078,979)	(3,880,489)

Net loss attributable to non-controlling interest	57,221	18,360	631,633	155,929

Net loss attributable to Seven Stars Cloud shareholders	$(3,660,225)	$(1,588,089)	$(1,447,346)	$(3,724,560)

Basic loss per share	$(0.06)	$(0.05)	$(0.02)	$(0.14)
Diluted loss per share	$(0.06)	$(0.05)	$(0.02)	$(0.14)

Weighted average shares outstanding:
Basic	61,180,365	29,197,899	58,297,202	26,815,888
Diluted	61,180,365	29,197,899	58,297,202	26,815,888

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Net loss	$(3,717,446)	$(1,606,449)	$(2,078,979)	$(3,880,489)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	(819,036)	(214,641)	699,806	(201,509)
Comprehensive loss	(4,536,482)	(1,821,090)	(1,379,173)	(4,081,998)

Comprehensive income (loss) attributable to non-controlling interest	259,001	(3,588)	664,591	139,368
Comprehensive loss attributable to Seven Stars Cloud shareholders	$(4,277,481)	$(1,824,678)	$(714,582)	$(3,942,630)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(2,078,979)	$(3,880,489)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	147,652	211,840
Provision for doubtful accounts	103,043	-
Depreciation and amortization	257,153	220,806
Income tax benefit	-	(17,224)
Equity in loss of equity method investees	76,836	37,349
Loss on disposal of assets	679,091	-
Change in fair value of warrant liabilities	243,999	(143,606)
Foreign currency exchange losses	-	(153,334)
Impairment of intangible assets	63,621	-
Amortization of debt issuance costs	-	122,696

Change in assets and liabilities:
Accounts receivable	(33,765,572)	(1,405,355)
Licensed content	759,698	(143,000)
Prepaid expenses and other assets	3,713,053	(116,540)
Accounts payable	29,200,687	605,466
Accrued expenses, salary and other current liabilities	(209,478)	(6,084)
Deferred revenue	(626,396)	(13,848)
Accrued license content fees	-	584,580
Net cash used in operating activities	(1,435,592)	(4,096,743)

Cash flows from investing activities:
Acquisition of property and equipment	(38,326)	(2,070,672)
Proceeds from disposal of property and equipment	743	-
Disposal of Zhong Hai Shi Xun, net of cash disposed	(115,060)	-
Cash paid for the acquisition of SVG	(693,187)	-
Investments in intangibles	-	(2,163,872)
Investment in long term investments	-	(3,000,000)
Net cash used in investing activities	(845,830)	(7,234,544)

Cash flows from financing activities
Proceeds from private placement	1,866,301	-
Repayment of amounts due to related parties	(215,951)	-
Proceeds from issuance of warrant and shares	-	10,000,000
Net cash provided by financing activities	1,650,350	10,000,000
Effect of exchange rate changes on cash	32,728	(33,849)
Net increase (decrease) in cash	(598,344)	(1,365,136)

Cash at beginning of period	3,761,814	3,768,897

Cash at end of period	$3,163,470	$2,403,761

Supplemental Cash Flow Information:

Exchange of Series E Preferred Stock for common stock	$7,155	$100
Issuance of convertible note for licensed content (Note 12)	$-	$17,717,847
Issuance of shares for the settlement of liability	$-	$75,000
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost	$-	$17,733,297
Acquisition of long term investment through transfer of Game IP rights	$-	$2,714,441
Payable for Game IP rights acquired	$-	$603,209
Payable for workforce acquired	$-	$131,358

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2016

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	161,815	-	-	161,840	-	161,840
Common stock issuance	-	-	4,545,455	4,545	9,273,029	-	-	9,277,574	-	9,277,574
Warrants issued in connection with common stock issuance	-	-	-	-	722,426	-	-	722,426	-	722,426
Issuance cost in connection with the issuance of common stock and warrants	-	-	-	-	(411,223)	-	-	(411,223)	-	(411,223)
Common stock issued from conversion of convertible note	-	-	9,208,860	9,209	17,724,088	-	-	17,733,297	-	17,733,297
Restricted Shares granted in connection with acquisition	-	-			121,695	-	-	121,695	-	121,695
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Common stock issued from series E preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,724,560)	-	(3,724,560)	(155,929)	(3,880,489)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(218,070)	(218,070)	16,561	(201,509)
Balance, June 30, 2016	7,154,997	$7,155	38,170,204	$38,170	$125,179,330	$(90,182,400)	$(632,980)	$34,409,275	$(2,527,399)	$31,881,876

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2017	7,154,997	$7,155	53,918,523	$53,918	$152,755,919	$(115,669,268)	$(1,353,302)	$35,794,422	$(5,325,481)	$30,468,941
Share-based compensation	-	-	-	-	147,652	-	-	147,652	-	147,652
Common stock issuance	-	-	538,182	538	1,479,463	-	-	1,480,001	-	1,480,001
Common stock issuance for RSU vested	-	-	105,215	105	(105)	-	-	-	-	-
Common stock issuance for option exercised	-	-	11,035	11	(11)	-	-	-	-	-
Common stock issued for warrant exercised	-	-	236,105	236	563,261	-	-	563,497	-	563,497
Common stock issued from conversion of series E preferred stock	(7,154,997)	(7,155)	7,154,997	7,155	-	-	-	-	-	-
Disposal of Zhong Hai Shi Xun	-	-	-	-	(9,993,734)	(360,518)	(220,717)	(10,574,969)	3,947,477	(6,627,492)
Net loss	-	-	-	-	-	(1,447,346)	-	(1,447,346)	(631,633)	(2,078,979)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	732,764	732,764	(32,958)	699,806
Balance, June 30, 2017	-	$-	61,964,057	$61,963	$144,952,445	$(117,477,132)	$(841,255)	$26,696,021	$(2,042,595)	$24,653,426

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

Seven Stars Cloud Group, Inc. (the “Company”), formerly known as Wecast Network, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Seven Stars Cloud (“SSC”, “we”, “us”, or “the Company”).

SSC is aiming to be a leading Intelligent Industrial Internet company with solutions designed to provide operational efficiencies in today’s constantly evolving business landscape. With a focus on “BASE” technology and infrastructure (Blockchain, Artificial Intelligence, Supply Chain & Exchanges) to power our Virtual Platform as a Service or “VPaaS”, SSC is creating a closed trade ecosystem for buyers and sellers designed to eliminate supply chain and transactional middlemen and create a more direct and margin-expanding trading path for principals. SSC is applying BASE plus VPaaS to focus on three Core Cloud Areas, including Intellectual Property Cloud, Product Sales Cloud, and the Finance Services Cloud. With the three clouds functioning both independently and interdependently, SSC is creating a vertical, transactional and flexible platform for today’s global enterprises. SSC is also still leveraging its legacy operations as a premium content Video On Demand (“VOD”) service provider in China.

The Company’s mission and vision is to be the world’s leading cloud-based, total B2B enterprise solution and platform provider that empowers businesses to grow with Big Data technology.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) and affiliate of the Company’s Chairman Bruno Wu, for the purchase by the Company of all of the outstanding capital stock of Sun Video Group Hong Kong Limited. On January 31, 2017, the Company entered into another Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). Details of these two acquisitions are in Note 4. After acquiring these two entities, other than Company’s legacy You On Demand (“YOD”) business, the Company became engaged in consumer electronics e-commerce and smart supply chain management operations.

On June 30, 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that SSC holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million at current exchange rates) in a combination of cash and publicly traded stock to be paid to SSC within one year of closing. A minimum of 20% of the total consideration to SSC will be paid in cash (approximately $2.95 million). A portion of the consideration may be paid in the form of publicly traded stock at the discretion of BT, and in that case the securities will represent a public company affiliated with BT, in an industry related to SSC’s and with an average daily trading value of at least $146,000. The detail of this transaction has been disclosed in Note 11.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

For the six months ended June 30, 2017 and 2016, the Company incurred loss from operations of approximately $1.6 million and $3.8 million, respectively, and incurred net loss of $2.1 million and of $3.9 million, respectively, and cash used in operations was approximately $1.4 million and $4.1 million, respectively. Further, the Company had accumulated deficit of approximately $117.5 million and $115.7 million as of June 30, 2017 and December 31, 2016, respectively, due to recurring losses since the inception of its business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing for $10.0 million. In addition, the Company completed four separate common stock financings with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million on July 19, 2016, with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on August 12, 2016, with Sun Seven Stars Hong Kong Cultural Development Limited (“SSSHK”) for $2.0 million on November 17, 2016 and with certain investors, officers & directors and affiliates in a private placement for $2.0 million on May 19, 2017, respectively. Although the Company believes it has the ability to

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

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

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing. The Company has the ability to control Sinotop Beijing through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

Prior to January 2016, the Company entered into a series of contractual agreements to give it the ability to control Sinotop Beijing with Zhang Yan, the former legal shareholder of Sinotop Beijing (the spouse of its then-CEO). In January 2016, in connection with the appointment of a new CEO and in accordance with its rights under the contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Zhang Yan to Bing Wu, the brother of its current Chairman and Yun Zhu, the former Vice President of Beijing Sun Seven Stars Culture Development Limited (“SSS”), (2) the Company terminated the series of contractual arrangements with Zhang Yan, and (3) the Company entered into new contractual agreements with Bing Wu and Yun Zhu (collectively, the “Former Sinotop VIE Agreements”). In October 2016, in accordance with its rights under contractual agreements, (1) the legal ownership of Sinotop Beijing was transferred from Bing Wu to Mei Chen, the former CFO of the Company, (2) the Company terminated the series of contractual arrangements with Bing Wu, and (3) the Company entered into new contractual agreements with Mei Chen (collectively, the “New Sinotop VIE Agreements”). Although the Former Sinotop VIE Agreements and New Sinotop VIE Agreements resulted in changes to the legal shareholders of Sinotop Beijing, there was no change in the Company’s ability to control Sinotop Beijing or the Company’s rights to 100% of the economic benefits of Sinotop Beijing. The Company was the primary beneficiary of Sinotop Beijing prior to the signing of the Former Sinotop VIE Agreements and New Sinotop VIE Agreements and the Company remained the primary beneficiary of Sinotop Beijing after the signing of the former Sinotop VIE Agreements and the New Sinotop VIE Agreements. Accordingly, the change in legal ownership of Sinotop Beijing did not have any impact to the Company’s consolidation of Sinotop Beijing. The key terms of the New Sinotop VIE Agreements are summarized as follows:

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing that can be used only to settle obligations of Sinotop Beijing, except for the registered capital of the entity amounting to RMB10.6 million (approximately $1.6 million) as of June 30, 2017. As Sinotop Beijing is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of June 30, 2017. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

Financial Information

On June 30, 2017, Company entered into BT SPA, under which Zhong Hai Shi Xun Media, which was formerly 80% owned by Sinotop Beijing, was sold to BT. The details of this transaction are disclosed in Note 11.

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$8,416	$1,519,125
Accounts receivable, net	-	1,260,529
Prepaid expenses	2,596	30,455
Other current assets	1,475	191,427
Intercompany receivables due from the Company's subsidiaries(i)	2,733,143	150,725
Total current assets	2,745,630	3,152,261
Property and equipment, net	-	196,677
Intangible assets, net	-	2,570
Long term investments	3,584,639	3,654,664
Other non-current assets	-	442,782
Total assets	$6,330,269	$7,448,954

LIABILITIES
Current liabilities:
Accounts payable	$-	$5,817
Deferred revenue	-	824,563
Accrued expenses	1,943	268,074
Other current liabilities	40	394,314
Accrued license content fees	-	1,236,661
Intercompany payables due to the Company's subsidiaries(i)	4,069,514	14,752,338
Total current liabilities	4,071,497	17,481,767
Total liabilities	$4,071,497	$17,481,767
15

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,	June 30,
	2017	2016
Revenue	$794,273	$2,750,190
Net income (loss)	$132,231	$(671,644)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Net cash used in operating activities	$(1,558,586)	$(730,019)
Net cash used in investing activities	$(141,639)	$(2,165,477)
Net cash provided by financing activities(i)	$189,515	$2,630,642

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to Sinotop Beijing in the six months period ended June 30, 2017.

After the disposal of Zhong Hai Shi Xun Media as of June 30, 2017, the total assets consisted of receivables and long term investments. The Company expects that a lower percentage of its total revenue will be generated from its VIEs in the foreseeable future.

4.	Acquisition

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) which is controlled by Company’s Chairman Bruno Wu, for the purchase by SSC of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong corporation (“SVG”), for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Until receipt of necessary shareholder approvals, the SVG Note is not convertible into shares of our common stock, but once the necessary shareholder approval is received, the unpaid principal and interest thereon will automatically convert. Under the terms of the Sun Video SPA, BT has guaranteed that the business of SVG and its subsidiaries (the “Sun Video Business”) shall achieve revenue of $250 million and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to the Company the shares of the Company’s common stock or the SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed.

In addition, if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), the Company shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of our Board of Directors. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be calculated based on the market price of such shares.

After the acquisition SVG, the Company changed its name to Wecast Services Group Limited, and is therefore also referred to herein as Wecast Services.

On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, a Hong Kong company (“SSS”), one of the Company’s largest shareholders, controlled by our Chairman Bruno Wu, as guarantor, for the purchase by the Company of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

100% of the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA considering the Company has consolidated Wide Angle.

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

As of June 30, 2017, the Company recorded the $50 million SVG Note as additional paid in capital, as the Company believes that the Performance Guarantees can be met within 12 months of the closing. Considering the proceeds transferred were larger than carrying amounts of the net assets received, such $50 million was then recognized as a reduction to the Company’s additional paid in capital. The Company has not begun accruing any reserves relating to potential Net Income Threshold earnout payments, since the Sun Video Business is currently not close to exceeding this threshold.

5.	Accounts Receivable

Accounts receivable consists of the following:

	June 30,	December 31,
	2017	2016
Accounts receivable, gross:	$42,018,388	$12,350,947
Less: allowance for doubtful accounts	(51,028)	(2,828,796)
Accounts receivable, net	$41,967,360	$9,522,151

The movement of the allowance for doubtful accounts is as follows:

	June 30, 2017	December 31, 2016
Balance at the beginning of the period	$(2,828,796)	$(3,672)
Additions charged to bad debt expense	(103,043)	(2,825,124)
Disposal of Zhong Hai Shi Xun	2,880,811	-
Balance at the end of the period	$(51,028)	$(2,828,796)

6.	Property and Equipment

The following is a breakdown of the Company’s property and equipment:

	June 30,	December 31,
	2017	2016
Furniture and office equipment	$286,143	$1,063,481
Vehicle	145,311	267,023
Office Building	-	3,948,058
Leasehold improvements	3,827	939,844
Total property and equipment	435,281	6,218,406
Less: accumulated depreciation	(317,892)	(1,254,681)
Property and Equipment, net	$117,389	$4,963,725

The Company recorded depreciation expense of approximately $32,549 and $200,631 for the three and six months ended June 30, 2017 and $34,000 and $68,000 for the three and six months ended June 30, 2016 respectively.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

As of June 30, 2017 and December 31, 2016, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	June 30, 2017				December 31, 2016
Amortizing Intangible	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Charter/Cooperation agreements (iii)	$-	$-	$-	$-	$2,755,821	$(909,257)	$(1,846,564)	$-
Software and licenses	210,070	(191,118)	-	18,952	267,991	(241,932)	-	26,059
Patent and trademark (iv)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	-	53,022
Website and mobile app development (ii)	-	-	-	-	593,193	(421,129)	(172,064)	-
Workforce (i)	305,694	(127,372)	-	178,322	305,694	(76,422)	-	229,272
Total amortizing intangible assets	$608,729	$(358,433)	$(53,022)	$197,274	$4,015,664	$(1,688,683)	$(2,018,628)	$308,353
Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent (iv)	10,599	-	(10,599)	-	10,599	-	-	10,599
Total intangible assets	$753,618	$(358,433)	$(63,621)	$331,564	$4,160,553	$(1,688,683)	$(2,018,628)	$453,242

(i) On April 1, 2016, the Company entered into an agreement with Mr. Liu Changsheng, under which SSC agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with a six month restriction period and a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel entered into three year employment contracts with SSC effective April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration is due upon the signing of the agreement, 20% is due 2 months after the signing of the agreement and 50% is due 6 months after the signing of the agreement. All cash consideration has been paid. If any of 3 key staff, as defined, terminated their employment with SSC during the first 12 months of employment, SSC has the right to forfeit the unpaid cash consideration. In addition, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180. SSC has accounted for the transaction as an asset acquisition in which SSC mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

The Company recorded amortization expense related to our amortizing intangible assets of approximately $28,393 and $56,522 for the three and six months ended June 30, 2017 and $90,000 and $153,000 for the three and six months ended June 30, 2016 respectively, which included the amortization expense of the workforce acquired as stated above.

(ii) Considering a new mobile app has been developed to be put into market in October 2016, the Company determined that the future cash flows generated from the old mobile app was nil. In accordance with ASC 350, Intangibles – Goodwill and Other, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. The Company estimated the fair value of this intangible asset to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. In June, 2017, this intangible asset has been disposed of along with other net assets in Zhong Hai Shi Xun.

(iii) During the fourth quarter of 2016, the Company determined that the Charter/Cooperation agreements will not serve the business or generate future cash flow. As no future cash flows will be generated from the Charter/Cooperation agreements, the Company estimated the fair value of the Charter/Cooperation agreements to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from Charter/Cooperation agreements of $1,846,000 was recognized in 2016 to write off the entire book value of the Charter/Cooperation agreements. In June, 2017, this intangible asset has been disposed of along with other net assets in Zhong Hai Shi Xun.

(iv) During the second quarter of 2017, the Company determined that one of its subsidiaries in the US will not serve the non-core business or generate future cash flow. As no future cash flows will be generated from using the patent owned by this subsidiary, the Company estimated the fair value of those patent to be nil as of June 30, 2017. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from patent of $63,621 was recognized in 2017 to write off the entire book value of the patent.

The following table outlines the amortization expense for the next three years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2017 (6 months)	$55,904
2018	111,778
2019	29,592
Total amortization to be recognized	$197,274

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Long Term Investments

Cost method investments

Cost method investments as of the period ended June 30, 2017 and December 31, 2016 are as follow:

	June 30,	December 31,
	2017	2016
Topsgame (i)	$3,230,422	$3,156,985
Frequency (ii)	3,000,000	3,000,000
Total	$6,230,422	$6,156,985

(i)	Investment in Topsgame

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

On September 14, 2016, SSF increased its investment in Topsgame by RMB 3,900,000 (approximately $584,000) and maintained its 13% equity ownership of Topsgame. The investment continued to be accounted for using the cost method.

On June 30, 2017, the Company entered into the BT SPA, pursuant to which, Topsgame has been agreed to sold to BT in the consideration of the fair value of Topsgame which approximates to its carrying book value (appraised by an independent third party). However, considering the payment term is in one year, its collectability is uncertain and required legal transfer process was not completed as of June 30, 2017, Company did not account for this transaction as of June 30, 2017.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity method investments

Equity method investment movement for the six months ended on June 30, 2017 is as follow:

	June 30, 2017
		December 31, 2016	Capital increase	Loss on investment	Impairment loss	Foreign currency translation adjustments	June 30, 2017
Wecast Internet	(i)	132,782	-	(57,644)	-	4,771	79,909
Hua Cheng	(ii)	364,897	-	(19,192)	-	8,511	354,216
Shandong Media	(iii)	-	-	-	-	-	-
Total		$497,679	-	$(76,836)	-	$13,282	$434,125

(i)	Investment in Wecast Internet

In October 2016, the Company’s subsidiary, YOU On Demand (Asia) Ltd., invested RMB1,000,000 (approximately $149,750) in Wecast Internet Limited (“Wecast Internet”) and held its 50% equity ownership.

(ii)	Investment in Hua Cheng

As of the period ended June 30, 2017 and December 31, 2016, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

(iii)	Investment in Shandong Media

As of the period ended June 30, 2017 and December 31, 2016, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of June 30, 2017 and December 31, 2016.

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

On May 19, 2017, the Company entered into a subscription agreement with certain investors, including officers, directors and other affiliates of the Company, pursuant to which the Company issued and sold to such investors, in a private placement, an aggregate of 727,273 shares of the common stock of the Company, for $2.75 per share, or a total purchase price of $2.0 million. Investors in the private placement included Lan Yang, the wife of the Company’s Chairman Bruno Wu, and China Telenet Ventures Limited, an entity owned and controlled by Sean Wang, a member of the Company’s Board of Directors. As of July 18, 2017, all subscription amounts have been received by the Company.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the warrant liabilities at June 30, 2017 were valued using the Black-Scholes Merton method as an estimate for the Monte Carlos Simulation method which was the method used at the year ended December 31, 2016. The following assumptions were incorporated:

	Black Scholes	Monte Carlo
	June 30,	December 31,
	2017	2016
Risk-free interest rate	1.03%	0.70%
Expected volatility	55%	55%
Expected term	0.17 year	0.67 year
Expected dividend yield	0%	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 13)	$-	$-	$137,587	$137,587

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 13)	$-	$-	$70,785	$70,785

The table below reflects the components effecting the change in fair value for the six months ended June 30, 2017:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30 , 2017
	January 1,		Change in	June 30,
	2017	Settlements	Fair Value	2017
Liabilities:
Warrant liabilities (see Note 13)	$70,785	$(177,197)	$243,999	$137,587

The significant unobservable inputs used in the fair value measurement of the Company’s warrant includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, accounts receivable, notes receivable, accounts payable, accrued other expenses, other current liabilities and convertible promissory note as of June 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2017, the Company recorded interest expense of $29,507 and $59,507, respectively, related to the Note; For the three and six months ended June 30, 2016, the Company recorded interest expense of $30,000 and $60,000, respectively, related to the Note.

(b) Cost of Revenue

Hua Cheng, in which the Company holds 39% of the equity shares, charged the Company licensed content fees of approximately Nil and $37,000 for the three months ended June 30, 2017 and 2016, and approximately Nil and $93,000 for the six months ended June 30, 2017 and 2016, respectively.

(c) Purchase of Game IP Rights

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash of $2.7 million (RMB 18 million), which was paid in full in 2016. The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topsgame as disclosed in Note 8 above.

(d) Deposit for Investment in MYP

On September 19, 2016, the Company signed a non-binding term sheet with Sun Video Group HK Limited ("SVG") in purchase for its 51% ownership of M.Y. Products, LLC ("MYP"), a video commerce and supply chain management operator, in exchange for $50 million worth of Wecast Network common stock and $800,000 cash.

In accordance with the Term Sheet, the Company wired $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. As of June 30, 2017, the transaction has already been closed, and all of the deposit paid to MYP has been transferred into liability due to BT, which is the former shareholder of SVG.

(e) Assets Disposal to BT

On June 30, 2017, the Company entered into a Securities Purchase Agreement (the BT SPA) with BT, pursuant to which the issued and outstanding stock that SSC holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million at current exchange rate) in a combination of cash and publicly traded stock to be paid to SSC within one year of closing. A minimum of 20% of the total consideration to SSC will be paid in cash (approximately $2.95 million). A portion of the consideration

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

may be paid in the form of publicly traded stock at the discretion of BT, and in that case the securities will represent a public company affiliated with BT, in an industry related to SSC’s and with an average daily trading value of at least $146,000.

These three separate non-core assets that sold to BT included 80% equity interest in Zhong Hai Shi Xun Media for zero, 13% equity interest in Nanjing Tops Game and 25% share capital investment right in Pantaflix JV in consideration of RMB100 million. As Zhong Hai Shi Xun Media is the Company’s subsidiary, sale of a subsidiary to a related party under common control would cause the Company to derecognize the net assets transferred at its carrying amounts and recognize no gains or losses. The difference between proceeds received and the carrying amount of the net assets transferred is recognized in additional paid in capital. At the same time, the Goodwill in the amount of $6.6 million has been pushed down to Zhong Hai Shi Xun Media along with the disposal.

Meanwhile, considering the payment term is one year, there is uncertainty with respect to collectivebility and required legal transfer process of Nanjing Tops Game was not completed, Company did not account for the transaction of disposal of 13% equity interest in Nanjing Tops Game and 25% share capital investment right in Pantaflix JV as of June 30, 2017 until the collectivebility is probable.

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

Since the SSS Warrant does not embody any future obligation for the Company to repurchase its own shares, is indexed to the Company’s own stock, may only be settled by the physical delivery of shares, and no conditions exist in which net cash settlement could be forced upon the Company by SSS in any other circumstances, the SSS Warrant is considered an equity classified instrument. The proceeds of $10.0 million, net of issuance cost of approximately $411,000, was allocated to common stock and SSS Warrant based on their relative fair value as of March 28, 2016 of approximately $8,227,000 and $673,000, respectively. Accordingly, the Company recorded approximately $725,000 in additional paid-in capital for the SSS Warrant.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 10, 2016, the Board of Directors (the “Board”) of SSC held a special meeting. At the recommendation of the Company’s audit committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn-Out Share Award to (1) reduce the total Earn-Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn-out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand-alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn-Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share (“Common Stock to SSS”) and the shares were issued on November 11, 2016.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the fair value of the Common Stock to SSS of approximately $13,700,000, based on the market price of the Company’s Common Stock, as Earn-out share award expense in the consolidated statement of operations for the year ended December 31, 2016.

13.	Warrant Liabilities

In connection with our August 30, 2012 private financing, the Company issued 977,063 warrants to investors and the broker. In accordance with ASC 815-40, Contracts in Entity’s Own Equity, the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The fair value of the warrants is remeasured at each reporting period based on the Monte Carlo valuation.

As of June 30, 2017 and December 31, 2016, the warrant liability was revalued as disclosed in Note 10, and recorded at its fair value of approximately $137,587 and $70,785, respectively, resulting in a loss of approximately $243,999 for the six months ended June 30, 2017. There were 107,534 warrants exercised during six months ended June 30, 2017.

14.	Share-Based Payments

As of June 30, 2017, the Company had 1,999,528 options, 463,335 restricted shares and 3,546,897 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 12 (a) to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Employees and directors share-based payments	$76,224	$73,000	$147,652	$212,000

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of June 30, 2017, options available for issuance are 1,215,327 shares.

(a)	Stock Options

Stock option activity for the six months ended June 30, 2017 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	2,101,425	$2.42	4.59	$-
Granted	170,000	1.57
Exercised	(11,035)	2.00
Expired	-	-
Forfeited	(260,862)	1.49
Outstanding at June 30, 2017	1,999,528	2.62	3.14	0.04
Vested and expected to vest as of June 30, 2017	1,999,528	2.62	3.14	0.04
Options exercisable at June 30, 2017 (vested)	1,683,238	2.80	2.00	0.02

On January 4, March 1 and March 16, 2017, 90,000, 45,000 and 35,000 shares stock options, respectively, were issued to certain employees for services provided to us. The fair value of the stock options granted were valued using the Black-Scholes Merton method on the grant date, amounting to $61,200, $45,443 and $36,750, respectively.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, approximately $279,108 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.87 years. The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was approximately $19,357 and $16,000,  respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

As of June 30, 2017, the weighted average exercise price of the warrants was $2.23 and the weighted average remaining life was 0.96 years. The following table outlines the warrants outstanding and exercisable as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

2012 August Financing Warrants (i)	428,716	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	100,000	228,571	1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	1.75	01/31/19
2016 Warrants to SSS (Note 12)	1,818,182	1,818,182	$2.75	03/28/18
	3,546,897	3,783,002

(i)	The warrants are classified as derivative liabilities as disclosed in Note 13.

(c) Restricted Shares

In January, 2017, the Company granted 35,000 restricted shares to one employee under the “2010 Plan”. The restricted shares have a vesting period of four years with the first one-fourth vesting on the first anniversary from grant date and the remaining three-fourth vesting ratably over twelve quarters. The grant date fair value of the restricted shares was $43,750. As this employee left the Company in February, no expense was recorded.

In March and April, 2017, the Company granted 365,000 restricted shares to certain employees under the “2010 Plan”. The restricted shares have a vesting period of four years with the first one-fourth vesting on the first anniversary from grant date and the remaining three-fourth vesting ratably over twelve quarters. The grant date fair value of the restricted shares was $778,200.

A summary of the restricted shares is as follows:

	Shares	Weighted-average fair value
Restricted shares outstanding at January 1, 2017	228,550	$1.75
Granted	400,000	2.05
Forfeited	(60,000)	1.49
Vested	(105,215)	1.72
Restricted shares outstanding at June 30, 2017	463,335	$2.05

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Loss Per Common Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(3,660,225)	$(1,588,089)	$(1,447,346)	$(3,724,560)
Basic
Basic weighted average shares outstanding	61,180,365	29,197,899	58,297,202	26,851,888

Diluted
Diluted weighted average common shares outstanding	61,180,365	29,197,899	58,297,202	26,851,888

Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.02)	$(0.14)
Diluted	$(0.06)	$(0.05)	$(0.02)	$(0.14)

Basic loss per common share attributable to Seven Stars Cloud shareholders is calculated by dividing the net loss attributable to Seven Stars Cloud shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted loss per share for the three and six months ended June 30, 2017 and 2016 both equal to basic loss per share for respective periods because the effect of securities convertible into common shares is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Warrants	3,546,897	3,783,002	3,546,897	3,783,002
Options	2,462,863	1,696,428	2,462,863	1,696,428
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series E Preferred Stock	-	7,154,997	-	7,154,997
Convertible promissory note and interest	35,745,070	1,998,528	35,745,070	1,998,528
Total	42,688,163	15,566,288	42,688,163	15,566,288

16.	Income Taxes

As of June 30, 2017, the Company had approximately $29.9 million of the U.S domestic cumulative tax loss carryforwards and approximately $16.5 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning year 2028 through 2036 and year 2018 to year 2022, respectively.

The income tax expense for the six months ended June 30, 2017 is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance was decreased approximately $0.3 million during the six months ended June 30, 2017.

As of June 30, 2017, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Contingencies and Commitments

(a) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices as follows:

Leased Property
Years ending December 31,	Costs
2017 (6 months)	$41,375
2018	69,585
2019	35,595
2020	36,457
Thereafter	18,228
Total	$201,240

(b) Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2017, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

18.	Concentration, Credit and Other Risks

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through Zhong Hai Media, which the Company controls as a result of a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

According to the Yanhua Agreement, the total price of the Existing Contents to be transferred is RMB13,000,000. The payment is agreed to be paid in two installments, the first half of RMB6,500,000 was received on December 30, 2016. The remaining RMB6,500,000 will be paid under the scenario that the license content fees due to Studios for the existing legacy Hollywood paid contents will be settled. Due to the fact that the second installment will depend upon some future events and is contingent in nature, we deem this portion of the fee is not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized accordingly.

In terms of the additional revenue-sharing fee over the above-mentioned RMB13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of June 30, 2017, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB6,500,000 was recognized as revenue in the first six months ended June 30, 2017 based on the relative fair value of licensed content delivered to Yanhua.

For the six months ended June 30, 2016, four customers individually accounted for more than 10% of the Company’s revenue. Four customers individually accounted for 10% of the Company’s net accounts receivables as of June 30, 2016.

Wecast Services

The holdings and businesses from Company’s two acquisitions in January 2017 (Note 4) now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Group Limited. Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. The Company’s ending customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

For the six months ended June 30, 2017, one customer individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of June 30, 2017, respectively.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2016, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of June 30, 2016.

Wecast Services

The Company relies on agreements with consumer electronics manufactures.

For the six months ended June 30, 2017, three suppliers individually accounted for more than 10% of the Company’s cost of revenues. Three suppliers individually accounted for more than 10% of the Company’s accounts payable as of June 30, 2017.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of June 30, 2017 and December 31, 2016, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners, and smart sales products to customers. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	June 30,	December 31,
	2017	2016
RMB denominated bank deposits with financial institutions in the PRC	$1,298,945	1,566,107
US dollar denominated bank deposits with financial institutions in the PRC	$16,728	670,951
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	68,083	14,151
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$1,039,362	1,402,842
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$730,602	95,030

As of June 30, 2017 and December 31, 2016 deposits of $415,530 and $384,545 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

19.	Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately approximately $904 and $2,100 for the three and six months ended June 30, 2017 respectively and $1,000 and $2,000 for the three and six months ended June 30, 2016 respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $233,676 and $224,134 for the six months ended June 30, 2017 and 2016, respectively.

20.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January (see note 4), the Company has operated two segments based on different clouds that major business reside in, including Legacy YOD segment and Wecast Service segment. Therefore, there are two reportable segments for the six months ended June 30, 2017. The two reportable segments are:

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

Segment disclosures are on a performance basis consistent with internal management reporting. The Company does not allocate expenses below segment gross profit since these segments share the same executive team, office space, occupancy expenses, information technology infrastructures, human resources and finance department. The following tables summarized the Company’s revenue and cost generated from different revenue streams.

	Six Months Ended
	June 30,	June 30,
	2017	2016
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$794,273	$2,750,190
-Wecast Service	75,694,517	-
Net sales	76,488,790	2,750,190
GROSS PROFIT
-Legacy YOD	31,659	1,034,011
-Wecast Service	3,842,029	-
Gross profit	3,873,688	1,034,011

	June 30,	December 31,
	2017	2016
TOTAL ASSETS
-Legacy YOD	$23,781,011	$36,975,911
-Wecast Service	46,426,638	14,448,702
-Unallocated assets	4,386,182	4,321,677
-Intersegment elimination	(320,092)	-
Total	74,273,739	55,746,290

21.	Subsequent Event

As at August 14, 2017 (reporting date approved by Board of Directors), there is no material subsequent event to be disclosed.

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

Overview

Seven Stars Cloud Group, Inc. (the “Company” or “SSC”), formerly known as Wecast Network, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Seven Stars Cloud (“SSC”, “we”, “us”, or “the Company”).

SSC is aiming to be a leading Intelligent Industrial Internet company with solutions designed to provide operational efficiencies in today’s constantly evolving business landscape. With a focus on “BASE” technology and infrastructure (Blockchain, Artificial Intelligence, Supply Chain & Exchanges) to power our Virtual Platform as a Service or “VPaaS”, SSC is creating a closed trade ecosystem for buyers and sellers designed to eliminate supply chain and transactional middlemen and create a more direct and margin-expanding trading path for principals. SSC is applying BASE plus V PaaS to focus on three Core Cloud Areas, including Intellectual Property Cloud, Product Sales Cloud, and the Finance Services Cloud. With the three clouds functioning both independently and interdependently, SSC is creating a vertical, transactional and flexible platform for today’s global enterprises. SSC is also still leveraging its legacy operations as a premium content Video On Demand (“VOD”) service provider in China.

The Company’s mission and vision is to be the world’s leading cloud-based, total B2B enterprise solution and platform provider that empowers businesses to grow with Big Data technology.

SSC launched its VOD service through acquisition of YOD Hong Kong, formerly Sinotop Group Limited, in July 30, 2010 through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing is the 80% owner of Zhong Hai Media until June 30, 2017, through which we provide: 1) integrated value–added business–to–business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value–added business–to–business–to–customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app.

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

On June 30, 2017, Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that SSC holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million at current exchange rate) in a combination of cash and publicly traded stock to be paid to SSC within one year of closing. A minimum of 20% of the total consideration to SSC will be paid in cash (approximately $2.95 million). A portion of the consideration may be paid in the form of publicly traded stock at the discretion of BT, and in that case the securities will represent a public company affiliated with BT, in an industry related to SSC’s and with an average daily trading value of at least $146,000.

Principal Factors Affecting Our Financial Performance

The Company is in the process of transforming its business model and is aiming to be a leading Intelligent Industrial Internet company with solutions designed to provide operational efficiencies in today's constantly evolving business landscape. With a focus on 'BASE' technology and infrastructure (Blockchain, Artificial Intelligence, Supply Chain & Exchanges) to power our V PaaS (Virtual Platform as a Service), SSC is creating a closed trade ecosystem for buyers and sellers designed to eliminate supply chain and transactional middlemen and create a more direct and margin-expanding trading path for principals. SSC is applying BASE + V PaaS to focus on 3 Core Cloud Areas: I. Intellectual Property Cloud; II. Product Sales Cloud; III. Financial Services Cloud. With the three clouds functioning both independently and interdependently, SSC is creating a vertical, transactional and flexible platform for today's global enterprises. In connection with this transformation, the Company has recently assembled a new experienced management team, stabilized the foundation, capitalized and rebranded the Company, reconfigured the business structure, expanded the Company’s mission and business lines, made several key investments and finally, injected several privately held and revenue producing assets into the corporation. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Taxation

United States

Seven Stars Cloud Group, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as both companies had no taxable profit in the United States since inception.

Cayman Islands and the British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Amount Change	% Change
Revenue	$43,324,439	$1,480,464	$41,843,975	2,826%
Cost of revenue	43,272,723	800,399	42,472,324	5,306%
Gross profit	51,716	680,065	(628,349)	(92%)

Operating expense:
Selling, general and administrative expenses expenses	2,875,440	1,808,906	1,066,534	59%
Professional fees	747,418	270,491	476,927	176%
Impairment of other intangible assets	63,621	-	63,621	100%
Depreciation and amortization	60,942	123,343	(62,401)	(51%)

Total operating expense	3,747,421	2,202,740	1,544,681	70%

Loss from operations	(3,695,705)	(1,522,675)	(2,173,030)	143%
Interest expense, net	(3,696)	(166,710)	163,014	(98%)
Change in fair value of warrant liabilities	26,117	106,583	(80,466)	(75%)
Equity in loss of equity method investees	(33,090)	(27,001)	(6,089)	23%
Others	(11,072)	(5,258)	(5,814)	111%

Loss before income taxes	(3,717,446)	(1,615,061)	(2,102,385)	130%

Income tax benefit	-	8,612	(8,612)	(100%)

Net loss	(3,717,446)	(1,606,449)	(2,110,997)	131%

Net loss attributable to non-controlling interest	57,221	18,360	38,861	212%

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(3,660,225)	$(1,588,089)	$(2,072,136)	130%

Revenues

We are refocusing from our legacy operations as a premium content VOD service provider in China and aiming to be a leading Intelligent Industrial Internet company with solutions designed to provide operational efficiencies in today’s constantly evolving business landscape. With a focus on “BASE” or Blockchain, Artificial Intelligence, Supply Chain & Exchanges, we are organized into three cloud-based categories and business units: Brand, Content & Intellectual Property Cloud, Product Sales Cloud, and the Transactional Finance Product Cloud. With the three clouds functioning both independently and interdependently, we are creating a vertical, transactional and flexible platform for today’s global enterprises, including:

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

	2017Q2		2016Q2	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	1,480,464	(1,480,464)	(100%)
Wecast Services	43,324,439	100%	-	43,324,439	100%
Total	43,324,439	100%	1,480,464	41,843,975	2826%

Revenue for the three months ended June 30, 2017 was $43.3 million as compared to $1.5 million for the same period in 2016, an increase of approximately $41.8 million, or 2,826%. The increase was mainly due to our new business line acquired in January 2017. This was partially offset by a decrease of our legacy YOD business in the amount of $1.5 million, as the legacy YOD business shifts to a new exclusive distribution agreement with Zhejiang Yanhua Culture Media Co., Ltd. ("Yanhua ") which was announced in Q4 2016. As revenue generated by Yanhua was not over revenue sharing threshold yet, no additional revenue was recorded in the quarter ended June 30, 2017.

Cost of revenues

	2017Q2		2016Q2	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	800,399	(800,399)	(100%)
Wecast Services	43,272,723	100%	-	43,272,723	100%
Total	43,272,723	100%	800,399	42,472,324	5306%

Cost of revenues was approximately $43.3 million for the three months ended June 30, 2017, as compared to $0.8 million for the three months ended June 30, 2016. Our cost of revenues increased by $42.5 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of electronics products purchasing cost from Wecast Services.

Gross profit

	2017Q2		2016Q2	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	680,065	(680,065)	(100%)
Wecast Services	51,716	100%	-	51,716	100%
Total	51,716	100%	680,065	(628,349)	(92%)

Gross profit ratio for the three months ended June 30, 2017 decreased by 45.82% from 45.94% to 0.12%, as the Wecast Services business, which currently is engaged mostly in lower margin electronics e-commerce, is still in its relative infancy and the business service offerings as well as profit-sharing arrangements with a growing range of suppliers are in transition.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended June 30, 2017 was $2.9 million as compared to $1.8 million for the same period in 2016, an increase of approximately $1.1 million or 59%. The increase was primarily attributed to the recent business transformation and headcount expansion during the first and second quarter as well as an increase in share based compensation due to recently vested restricted share units granted to our management. In second quarter of 2017, the Company terminated one of our office leases in Shanghai, which resulted in an approximate $0.5 million impairment of leasehold improvements. In addition, there was an approximate $0.2 million increase in D&O insurance expenses.

Professional fees

Professional fees for the three months ended June 30, 2017 were $0.7 million as compared to $0.3 million for the same period in 2016, an increase of approximately $0.4 million. This increase was mainly due to audit and valuation fees that were incurred in the second quarter for additional audit services rendered in relation to our January acquisitions of Wide Angle and Wecast Services and therefore increased review service fees charged by our external auditor.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of approximately $0.03 million and a gain of approximately $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The changes are primarily due to fluctuations in our closing stock price.

Income tax expenses

The income tax expense for the three months ended June 30, 2017 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance.

Net loss attributable to non-controlling interest

Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the three months ended June 30, 2017, approximately $0.1 million of our operating profit from Zhong Hai Media was allocated to Hua Cheng. For the three months ended June 30, 2016, operating loss attributable to non-controlling interest was approximately $0.02 million.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended June 30, 2017, approximately $0.2 million of our operating loss from Wecast SH was allocated to Dillon Yu, which was nil in the same period in 2016.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the three months ended June 30, 2017, approximately $0.01 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was nil in the same period in 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30, 2017	June 30, 2016	Amount Change	% Change
Revenue	$76,488,790	$2,750,190	$73,738,600	2,681%
Cost of revenue	72,615,102	1,716,179	70,898,923	4,131%
Gross profit	3,873,688	1,034,011	2,839,677	275%

Operating expense:
Selling, general and administrative expenses expenses	4,140,612	3,973,959	166,653	4%
Professional fees	1,014,551	637,937	376,614	59%
Impairment of other intangible assets	63,621	-	63,621	100%
Depreciation and amortization	257,153	220,806	36,347	16%

Total operating expense	5,475,937	4,832,702	643,235	13%

Loss from operations	(1,602,249)	(3,798,691)	2,196,442	(58%)
Interest expense, net	(45,253)	(200,183)	154,930	(77%)
Change in fair value of warrant liabilities	(243,999)	143,606	(387,605)	(270%)
Equity in loss of equity method investees	(76,836)	(37,349)	(39,487)	106%
Others	(110,642)	(5,096)	(105,546)	2071%

Loss before income taxes	(2,078,979)	(3,897,713)	1,818,734	(47%)

Income tax benefit	-	17,224	(17,224)	(100%)

Net loss	(2,078,979)	(3,880,489)	1,801,510	(46%)
Net loss attributable to non-controlling interest	631,633	155,929	475,704	305%

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(1,447,346)	$(3,724,560)	$2,277,214	(61%)

Revenues

	2017 1-6		2016 1-6	Diff
	USD	%	USD	USD	%
Legacy YOD	794,273	-	2,750,190	(1,955,917)	(71%)
Wecast Services	75,694,517	100%	-	75,694,517	100%
Total	76,488,790	100%	2,750,190	73,738,600	2681%

Revenue for the six months ended June 30, 2017 was approximately $76.5 million, as compared to $2.8 million for the same period in 2016. The increase in revenue of approximately $75.7 million was attributable to the new consumer electronics e-commerce business line acquired in January 2017, and to a lesser extent, a one-time consulting services that we provided to certain customers. These revenues were partially offset by the decrease of our legacy YOD business, which is in line with our business strategy transition.

Gross profit

	2017 1-6		2016 1-6	Diff
	USD	%	USD	USD	%
Legacy YOD	31,659	-	1,034,011	(1,002,352)	(97%)
Wecast Services	3,842,029	100%	-	3,842,029	100%
Total	3,873,688	100%	1,034,011	2,839,677	275%

Our gross profit for the six months ended June 30, 2017 was approximately $3.9 million, as compared to $1.0 million during the same period in 2016. Gross profit ratio for the six months ended June 30, 2017 was 5.06%, a decrease from 37.60%, as the Wecast Services business, which currently is engaged mostly in lower margin electronics e-commerce, is still in its relative infancy and the business service offerings as well as profit-sharing arrangements with a growing range of suppliers are in transition.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2017 increased approximately $0.2 million, or 4%, as compared with the amount for the six months ended June 30, 2016.

Salaries and personnel costs are the primary components of selling, general and administrative expenses, accounting for 55% and 43% of our selling, general and administrative expenses for the six months ended June 30, 2017 and June 30, 2016, respectively. For the half year of 2017, salaries and personnel costs totaled $2.4 million, an increase of approximately $0.7 million, or 41%, as compared to the same period of 2016. The increase was primarily due to the increase in headcount as part of our business transformation and expansion strategy in 2017.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our costs for professional fees increased approximately $0.4 million, or 59%, to $1.0 million for the six months ended June 30, 2017, for the same period in 2016. The increase in professional fees was mainly caused by the legal, valuation and auditing service fees incurred in relation to the acquisitions in January 2017.

Interest expense, net

Our interest expense decreased by approximately $0.2 million for the six months ended June 30, 2017. In the same period of 2016, we incurred approximately $0.1 million in interest expense related to the amortization of debt costs from the issuance of the $17.7 million convertible note to SSS which was no longer incurred in 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of approximately $0.3 million but a gain of approximately $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The changes are primarily due to fluctuations in our closing stock price.

Net loss attributable to non-controlling interest

For the period ended June 30, 2017, Hua Cheng has a 20% non-controlling interest in Zhong Hai Media and as such we allocate 20% of the operating loss of Zhong Hai Media to Hua Cheng. During the six months ended June 30, 2017, approximately $0.03 million of our operating profit from Zhong Hai Media was allocated to Hua Cheng. For the six months ended June 30, 2016, operating loss attributable to non-controlling interest was approximately $0.2 million.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the six months ended June 30, 2017, approximately $0.6 million of our operating loss from Wecast SH was allocated to Dillon Yu, which was nil in the same period in 2016.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the six months ended June 30, 2017, approximately $0.03 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was nil in the same period in 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash of approximately $3.2 million and had accumulated deficits of approximately $117.5 million and $115.7 million as of June 30, 2017 and December 31, 2016, respectively, due to recurring losses since our inception. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

We continue to rely on debt and equity financing to pay for ongoing operating expenses and execution of our business plan. On March 28, 2016, we completed a common stock financing for $10.0 million. On July 19, 2016, we completed a stock financing with SSW for $4.0 million. On August 12, 2016, we completed another common stock financing with Harvest Alternative Investment Opportunities SPC for $4.0 million. On November 17, 2016, we completed another common stock financing with SSSHK for $2.0 million. On May 19, 2017, we completed another common stock financing with certain investors, including officers, directors and other affiliates of the Company for $2.0 million. We have the ability to raise funds through various methods by either issuing debt or equity instruments.

The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustment that might result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,	June 30,
	2017	2016
Net cash used in operating activities	$(1,435,592)	$(4,097,000)
Net cash used in investing activities	(845,830)	(7,234,000)
Net cash provided by financing activities	1,650,350	10,000,000
Effect of exchange rate changes on cash	32,728	(34,000)
Net decrease in cash	(598,344)	(1,365,000)

Cash at beginning of period	3,761,814	3,769,000

Cash at end of period	$3,163,470	$2,404,000

Operating Activities

Cash used in operating activities decreased for the six months ended June 30, 2017 compared to 2016, primarily due to a decrease in our loss from operation from $3.8 million to $2.1 million.

Financing Activities

We entered into a subscription agreement with our certain investors, including officers, directors and other affiliates, pursuant to which we issued and sold to such investors, in a private placement, an aggregate of 727,273 shares of the common stock of the Company, for $2.75 per share, or a total purchase price of $2.0 million, and as of June 30, 2017, we already received $1.5 million, and all the remaining subscription have been received as of July 18, 2017; While in the same period in 2016, we received $10 million investment proceeds from the sales of 4,545,455 shares of our common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of our common stock at an exercise price of $2.75 per share to SSS.

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

We also generate revenue from sales of goods. Sales orders are confirmed after negotiation on price between customers and us. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. We purchase finished goods from suppliers in accordance with sales orders from customers. Our suppliers then deliver goods to our customers directly. When the delivery is completed, we recognizes revenue and transfers cost at same time. According to purchase orders with suppliers, we, as the owner of the goods, become the first responsible party for the goods. We are required to bear the direct risk of damage to the goods and the direct default risk that can not be delivered to the customer.

In accordance with ASC 605-45, Revenue Recognition — Principal Agent Consideration, we account for revenue from sales of goods on a gross basis. We are the primary obligor in the arrangements, as we have the ability to establish prices, and have discretion in selecting the independent suppliers and other third-party that will perform the delivery service, we are responsible for the defective products and we bear credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness and one significant deficiency described below.

Changes in Internal Control Over Financial Reporting

On February 4, 2017, Ms. Mei Chen resigned from her position as Chief Financial Officer of the Company and was replaced by Mr. Simon Wang, as the Chief Financial Officer and principal financial officer and principal accounting officer.

In the first quarter of 2017, one significant deficiency was identified as we did not maintain effective internal controls over the accounting for and related disclosures of significant non-routine transactions. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements related to the financial presentation associated with the consolidation of our newly acquired business under common control. We have undertaken certain remedial steps to address the significant deficiency, including strengthened our financial reporting function by hiring additional competent professionals with appropriate understanding of U.S. GAAP accounting issues and the SEC reporting requirements and enhanced our monitoring control over financial reporting, including additional review by our finance controller and finance director over the application of U.S. GAAP accounting knowledge and the selection and evaluation of U.S. GAAP accounting policies, critical accounting judgments and estimates, reporting and disclosures. As of June 30, 2017, we have concluded that the significant deficiency described in our quarterly report on Form 10-Q for the quarter ended March 31, 2017 have been remediated.

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

Other than the changes stated above, there have been no other significant changes in internal control for the six months ended June 30, 2017, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

The Company is in the process of transforming its business model and is aiming to be a leading Intelligent Industrial Internet company with solutions designed to provide operational efficiencies in today's constantly evolving business landscape. With a focus on 'BASE' technology and infrastructure (Blockchain, Artificial Intelligence, Supply Chain & Exchanges) to power our V PaaS (Virtual Platform as a Service), SSC is creating a closed trade ecosystem for buyers and sellers designed to eliminate supply chain and transactional middlemen and create a more direct and margin-expanding trading path for principals. SSC is applying BASE + V PaaS to focus on 3 Core Cloud Areas: I. Intellectual Property Cloud; II. Product Sales Cloud; III. Financial Services Cloud. With the three clouds functioning both independently and interdependently, SSC is creating a vertical, transactional and flexible platform for today's global enterprises. In connection with this transformation, the Company has recently assembled a new experienced management team, stabilized the foundation, capitalized and rebranded the Company, reconfigured the business structure, expanded the Company’s mission and business lines, made several key investments and finally, injected several privately held and revenue producing assets into the corporation. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

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

The size of the Company’s competitors varies across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer or supplier base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company’s profitability and prospects.

Our International Operations Expose Us to a Number of Risks

Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and platforms, and promote our brand internationally.

Our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;
•	government regulation of e-commerce and other services, electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;
•	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;
•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
•	limited technology infrastructure;
•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
•	geopolitical events, including war and terrorism.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2017, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Subscription Agreement, dated May 19, 2017, by and between Wecast Network, Inc. and its certain investors, including officers, directors and other affiliates of the Company.*
10.2	Securities Purchase Agreement, dated June 9, 2017, by and between Wecast Network, Inc. and Redrock Capital Group Limited.*
10.3	Securities Purchase Agreement, dated June 30, 2017, by and between Wecast Network, Inc. and BT Capital Global Limited.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2017.

Seven Stars Cloud Group, Inc.

By:	/s/ Simon Wang

Name: Simon Wang
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

