Form 10-Q
period 2017-09-30
Seven Stars Cloud Group, Inc.
filed 2017-11-13
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

SEVEN STARS CLOUD GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.4 Drive-in Movie Theater Park,

No. 21, Liangmaqiao Road, Chaoyang District, Beijing, China 100125

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,309,492 shares as of November 10, 2017.

QUARTERLY REPORT ON FORM 10-Q

OF SEVEN STARS CLOUD GROUP, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “Seven Stars Cloud,”, “SSC”, “we,” “us,” and “our” are to Seven Stars Cloud Group, Inc. (formerly known as Wecast Network, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” refers to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until September 30, 2017; (vii) “SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media; (ix) “Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited) a Hong Kong company; (x) “Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company; (xi) “Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company; (xii)“SEC” refers to the United States Securities and Exchange Commission; (xiii) “Securities Act” refers to Securities Act of 1933, as amended; (xiv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” refer to People’s Republic of China; (xvi) “Renminbi” and “RMB” refer to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” refer to United States dollars; and (xviii) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEVEN STARS CLOUD GROUP, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$1,676,756	$3,761,814
Accounts receivable, net	42,784,281	9,522,151
Licensed content, current	883,015	124,319
Notes receivable	-	1,749,830
Inventory	375,693	203,697
Prepaid expenses	370,041	375,944
Other current assets	2,163,878	3,581,822
Total current assets	48,253,664	19,319,577
Property and equipment, net	119,304	4,963,725
Licensed content, non-current	16,075,134	17,593,528
Intangible assets, net	151,069	453,242
Goodwill	-	6,648,911
Long term investments	6,958,411	6,654,664
Other non-current assets	-	112,643
Total assets	$71,557,582	$55,746,290
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of consolidated VIEs without recourse to Seven Stars Cloud Group, Inc. See note 3)
Accounts payable	$43,128,270	$13,341,680
Deferred revenue	207,112	1,350,054
Accrued interest due to a related party	397,852	557,918
Accrued other expenses	118,833	708,987
Accrued salaries	684,739	766,957
Payable for purchase of building	-	987,015
Amounts due to related parties	58,567	1,060,817
Other current liabilities	168,316	934,480
Accrued license content fees	-	1,236,661
Convertible promissory note due to a related party	3,000,000	3,000,000
Warrant liabilities	-	70,785
Total current liabilities	47,763,689	24,015,354
Total liabilities	$47,763,689	$24,015,354
Commitments and contingencies (Note 17)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2017 and December 31, 2016, respectively	$1,261,995	$1,261,995
Equity:
Series E Preferred Stock - $0.001 par value; 16,500,000 shares authorized, Nil and 7,154,997 shares issued and outstanding, liquidation preference of Nil and $12,521,245 as of September 30, 2017 and December 31, 2016, respectively	-	7,155
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 62,264,494 and 53,918,523 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	62,264	53,918
Additional paid-in capital	145,791,961	152,755,919
Accumulated deficit	(120,521,733)	(115,669,268)
Accumulated other comprehensive loss	(775,512)	(1,353,302)
Total Seven Stars Cloud shareholders’ equity	24,556,980	35,794,422
Non-controlling interest	(2,025,082)	(5,325,481)
Total equity	22,531,898	30,468,941
Total liabilities, convertible redeemable preferred stock and equity	$71,557,582	$55,746,290

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$30,223,638	$1,626,844	$106,712,428	$4,377,034
Cost of revenue	28,273,862	893,796	100,888,964	2,609,975
Gross profit	1,949,776	733,048	5,823,464	1,767,059

Operating expenses:
Selling, general and administrative expense	3,630,949	2,320,247	7,771,561	6,294,206
Research and development expense	400,040	-	400,040	-
Professional fees	831,039	326,353	1,845,590	964,290
Depreciation and amortization	36,508	123,502	293,661	344,308
Impairment of other intangible assets	152,847	172,064	216,468	172,064
Total operating expense	5,051,383	2,942,166	10,527,320	7,774,868

Loss from operations	(3,101,607)	(2,209,118)	(4,703,856)	(6,007,809)

Interest and other income (expense)
Interest expense, net	(27,186)	(24,971)	(72,439)	(225,154)
Change in fair value of warrant liabilities	131,357	58,220	(112,642)	201,826
Equity in loss of equity method investees	(23,632)	17,487	(100,468)	(19,862)
Other	(806)	(3,313)	(111,448)	(8,409)
Loss before income taxes	(3,021,874)	(2,161,695)	(5,100,853)	(6,059,408)

Income tax benefit	-	8,612	-	25,836

Net loss	(3,021,874)	(2,153,083)	(5,100,853)	(6,033,572)

Net loss (income) attributable to non-controlling interest	(22,723)	105,879	608,910	261,809

Net loss attributable to Seven Stars Cloud shareholders	$(3,044,597)	$(2,047,204)	$(4,491,943)	$(5,771,763)

Basic loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.18)
Diluted loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.18)

Weighted average shares outstanding:
Basic	62,146,168	41,184,037	59,594,289	31,640,230
Diluted	62,146,168	41,184,037	59,594,289	31,640,230

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net loss	$(3,021,874)	$(2,153,083)	$(5,100,853)	$(6,033,572)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	60,557	(67,764)	760,363	(269,274)
Comprehensive loss	(2,961,317)	(2,220,847)	(4,340,490)	(6,302,846)

Comprehensive income (loss) attributable to non-controlling interest	17,517	(100,982)	(647,074)	(240,350)
Comprehensive loss attributable to Seven Stars Cloud shareholders	$(2,978,834)	$(2,119,865)	$(3,693,416)	$(6,062,496)

The accompanying notes are an integral part of these consolidated financial statements

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(5,100,853)	$(6,033,572)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	202,501	286,577
Provision for doubtful accounts	103,040	366,887
Depreciation and amortization	293,661	344,308
Amortization of debt issuance costs	-	122,696
Income tax benefit	-	(25,836)
Equity in loss of equity method investees	100,468	19,862
Loss on disposal of assets	683,195	-
Change in fair value of warrant liabilities	112,642	(201,826)
Impairment of long-lived assets	216,468	172,064
Foreign currency exchange losses	-	3,431

Change in assets and liabilities:
Accounts receivable	(34,582,490)	(2,890,663)
Inventory	(159,240)	-
Licensed content	759,698	(639,225)
Prepaid expenses and other assets	3,679,359	(799)
Accounts payable	29,792,542	177,354
Accrued expenses, salary and other current liabilities	(798,209)	250,856
Deferred revenue	(1,139,357)	(10,359)
Accrued license content fees	-	112,896
Net cash used in operating activities	(5,836,575)	(7,945,349)

Cash flows from investing activities:
Acquisition of property and equipment	(46,260)	(3,130,862)
Acquisition of leasehold improvements	-	(455,723)
Proceeds from disposal of property and equipment	2,450,044	-
Disposal of subsidiary, net of cash disposed	(8,753)	-
Cash paid for the acquisition of subsidiaries	(741,433)	(650,000)
Investments in intangibles	-	(2,811,346)
Investment in long term investments	(250,000)	(3,584,025)
Net cash provided by (used in) investing activities	1,403,598	(10,631,956)

Cash flows from financing activities
Proceeds from private placement	2,529,344	-
Repayment of amounts due to related parties	(243,503)	-
Costs associated with financing activities	-	(294,890)
Proceeds from issuance of warrant and shares	-	18,000,000
Net cash provided by financing activities	2,285,841	17,705,110
Effect of exchange rate changes on cash	62,078	(57,416)
Net increase (decrease) in cash	(2,085,058)	(929,611)

Cash at beginning of period	3,761,814	3,768,897

Cash at end of period	$1,676,756	$2,839,286
Supplemental Cash Flow Information:

Exchange of Series E Preferred Stock for common stock	$7,155	$100
Issuance of convertible note for licensed content (Note 12)	$-	$17,717,847
Issuance of shares for the settlement of liability	$-	$75,000
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost	$-	$17,733,297
Payment of interest	$250,000	$-
Acquisition of long term investment through transfer of Game IP rights	$-	$2,714,441
Payable for Game IP rights acquired	$-	$93,828
Payable for workforce acquired	$-	$121,695

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2017	7,154,997	$7,155	53,918,523	$53,918	$152,755,919	$(115,669,268)	$(1,353,302)	$35,794,422	$(5,325,481)	$30,468,941
Share-based compensation	-	-	-	-	202,501	-	-	202,501	-	202,501
Common stock issuance	-	-	727,273	727	1,999,273	-	-	2,000,000	-	2,000,000
Common stock issuance for RSU vested	-	-	111,465	112	(112)	-	-	-	-	-
Common stock issuance for option exercised	-	-	41,131	41	39,862	-	-	39,903	-	39,903
Common stock issued for warrant exercised	-	-	311,105	311	681,916	-	-	682,227	-	682,227
Common stock issued from conversion of series E preferred stock	(7,154,997)	(7,155)	7,154,997	7,155	-	-	-	-	-	-
Disposal of Zhong Hai Shi Xun	-	-	-	-	(9,887,398)	(360,522)	(220,737)	(10,468,657)	3,947,473	(6,521,184)
Net loss	-	-	-	-	-	(4,491,943)	-	(4,491,943)	(608,910)	(5,100,853)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	798,527	798,527	(38,164)	760,363
Balance, September 30, 2017	-	$-	62,264,494	$62,264	$145,791,961	$(120,521,733)	$(775,512)	$24,556,980	$(2,025,082)	$22,531,898

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

Seven Stars Cloud Group, Inc., formerly known as Wecast Network, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). Seven Stars Cloud Group, Inc., its subsidiaries and consolidated VIEs are collectively referred to as Seven Stars Cloud (“SSC”, “we”, “us”, or “the Company”).

SSC is aiming to become a global leader in providing next-generation Artificial-Intelligent (AI) & Fintech Powered, Supply Chain + Digital Finance Solutions. SSC’s innovative model helps businesses enhance and unlock operational and capital value from both the supply chain and real assets. In addition, SSC offers a closed trade ecosystem for buyers and sellers designed to eliminate transactional middlemen and create a more direct and margin-expanding path for principals. There are three engines that drive our business platform: 1. Intelligent Supply Chain Management; 2. Asset Based Securitization and Tokenization Issuance and Trading Platform and 3. Digital Index and Financial Derivatives Issuance and Trading Platform; All three engines are supported by “ABCD” Technology & Infrastructure (A: Artificial IntelligenceI, B: Blockchain, C: Cloud Computing, D: Data). SSC is also leveraging its legacy operations as a premium content Video On Demand (“VOD”) service provider in China.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) and affiliate of the Company’s Chairman Bruno Wu, for the purchase by the Company of all of the outstanding capital stock of Sun Video Group Hong Kong Limited. On January 31, 2017, the Company entered into another Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). Details of these two acquisitions are disclosed in Note 4. After acquiring these two entities, other than the Company’s legacy You On Demand (“YOD”) business, the Company became engaged in consumer electronics and smart supply chain management operations.

On June 30, 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that SSC holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million at current exchange rates) in a combination of cash and publicly traded stock to be paid to SSC within one year of closing. A minimum of 20% of the total consideration to SSC will be paid in cash (approximately $2.95 million). A portion of the consideration may be paid in the form of publicly traded stock at the discretion of BT, and in that case, the securities will represent a public company affiliated with BT, in an industry related to SSC’s and with an average daily trading value of at least $146,000. The detail of this transaction has been disclosed in Note 11.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

For the nine months ended September 30, 2017 and 2016, the Company incurred loss from operations of approximately $4.7 million and $6.0 million, respectively, and incurred net loss of $5.1 million and $6.0 million, respectively, and cash used in operations was approximately $5.8 million and $7.9 million, respectively. Further, the Company had accumulated deficit of approximately $120.5 million and $115.7 million as of September 30, 2017 and December 31, 2016, respectively, due to recurring losses since the inception of its business.

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

In response to PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing. The Company has the ability to control Sinotop Beijing through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing that can be used only to settle obligations of Sinotop Beijing, except for the registered capital of the entity amounting to RMB10.6 million (approximately $1.6 million) as of September 30, 2017. As Sinotop Beijing is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

b)	Tianjin Sevenstarflix Network Technology Limited (“SSF”) VIE structure and arrangements

In response to PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company plans to also provide its services through SSF, which is applying to hold the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control SSF through a series of contractual agreements, as described below, entered into among YOD WFOE, YOD Hong Kong, SSF and the legal shareholders of SSF.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.1 million) has been injected as of September 30, 2017. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$4,063	$1,519,125
Accounts receivable, net	-	1,260,529
Prepaid expenses	2,156	30,455
Other current assets	1,503	191,427
Intercompany receivables due from the Company's subsidiaries(i)	2,439,391	150,725
Total current assets	2,447,113	3,152,261
Property and equipment, net	-	196,677
Intangible assets, net	-	2,570
Long term investments	3,649,042	3,654,664
Other non-current assets	-	442,782
Total assets	$6,096,155	$7,448,954

LIABILITIES
Current liabilities:
Accounts payable	$-	$5,817
Deferred revenue	-	824,563
Accrued expenses	-	268,074
Other current liabilities	40	394,314
Accrued license content fees	-	1,236,661
Intercompany payables due to the Company's subsidiaries(i)	3,518,877	14,752,338
Total current liabilities	3,518,917	17,481,767
Total liabilities	$3,518,917	$17,481,767

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Revenue	$794,273	$4,377,034
Net loss	$(4,293,469)	$(1,182,884)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$(1,661,531)	$(3,777,951)
Net cash used in investing activities	$(43,047)	$(3,355,296)
Net cash provided by financing activities(i)	$189,515	$6,555,377

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to Sinotop Beijing in the nine months period ended September 30, 2017.

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

After the acquisition of SVG, the Company changed its name to Wecast Services Group Limited, and is therefore also referred to herein as Wecast Services.

On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, a Hong Kong company (“SSS”), one of the Company’s largest shareholders, controlled by our Chairman Bruno Wu, as guarantor, for the purchase by the Company of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including 100% of the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA considering the Company has consolidated Wide Angle.

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

As of September 30, 2017, the Company recorded the $50 million SVG Note as additional paid in capital, as the Company believes that the Performance Guarantees can be met within 12 months of the closing. Considering the proceeds transferred were larger than carrying amounts of the net assets received, such $50 million was then recognized as a reduction to the Company’s additional paid in capital. The Company has not begun accruing any reserves relating to potential Net Income Threshold earnout payments, since the Sun Video Business is currently not close to exceeding this threshold.

5.	Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
	2017	2016
Accounts receivable, gross:	$42,787,928	$12,350,947
Less: allowance for doubtful accounts	(3,647)	(2,828,796)
Accounts receivable, net	$42,784,281	$9,522,151

The movement of the allowance for doubtful accounts is as follows:

	September 30, 2017	December 31, 2016
Balance at the beginning of the period	$(2,828,796)	$(3,672)
Additions charged to bad debt expense	(103,040)	(2,825,124)
Write-off of bad debt allowance	47,378	-
Disposal of Zhong Hai Shi Xun	2,880,811	-
Balance at the end of the period	$(3,647)	$(2,828,796)

6.	Property and Equipment

The following is a breakdown of the Company’s property and equipment:

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016
Furniture and office equipment	$296,161	$1,063,481
Vehicle	146,466	267,023
Office Building	-	3,948,058
Leasehold improvements	-	939,844
Total property and equipment	442,627	6,218,406
Less: accumulated depreciation	(323,323)	(1,254,681)
Property and Equipment, net	$119,304	$4,963,725

The Company recorded depreciation expense of approximately $8,508 and $209,139 for the three and nine months ended September 30, 2017 and $33,000 and $101,000 for the three and nine months ended September 30, 2016, respectively.

7.	Intangible Assets

As of September 30, 2017 and December 31, 2016, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	September 30, 2017				December 31, 2016
Amortizing Intangible	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance

Charter/Cooperation agreements (iii)	$-	$-	$-	$-	$2,755,821	$(909,257)	$(1,846,564)	$-
Software and licenses	211,939	(195,160)	-	16,779	267,991	(241,932)	-	26,059
Patent and trademark (iv)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	-	53,022
Website and mobile app development (ii)	-	-	-	-	593,193	(421,129)	(172,064)	-
Workforce (i)	305,694	(152,847)	(152,847)	-	305,694	(76,422)	-	229,272
Total amortizing intangible assets	$610,598	$(387,950)	$(205,869)	$16,779	$4,015,664	$(1,688,683)	$(2,018,628)	$308,353
Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent (iv)	10,599	-	(10,599)	-	10,599	-	-	10,599
Total intangible assets	$755,487	$(387,950)	$(216,468)	$151,069	$4,160,553	$(1,688,683)	$(2,018,628)	$453,242

(i) On April 1, 2016, the Company entered into an agreement with Mr. Changsheng Liu, under which SSC agreed to pay Mr. Changsheng Liu cash consideration of $187,653 and 66,500 shares of restricted shares with a six month restriction period and a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel entered into three year employment contracts with SSC effective April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration is due upon the signing of the agreement, 20% is due 2 months after the signing of the agreement and 50% is due 6 months after the signing of the agreement. All cash consideration has been paid. If any of 3 key staff, as defined, terminated their employment with SSC during the first 12 months of employment, SSC has the right to forfeit the unpaid cash consideration. In addition, Mr. Changsheng Liu would be required to pay a default penalty at minimal of $129,180. SSC has accounted for the transaction as an asset acquisition in which SSC mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

The Company recorded amortization expense related to our amortizing intangible assets of approximately $28,000 and $84,522 for the three and nine months ended September 30, 2017 and $90,000 and $243,000 for the three and nine months ended September 30, 2016 respectively, which included the amortization expense of the workforce acquired as stated above.

In September, 2017, after evaluating the cost and benefit, Company decided to terminate the service contract with this entire team and therefore Company recognize impairement in the amount of $152,847.

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

The following table outlines the amortization expense for the next three years and thereafter:

Amortization to be
Years ending December 31,	Recognized
2017 (3 months)	$2,517
2018	10,067
2019	4,195
Total amortization to be recognized	$16,779

8.	Long Term Investments

Cost method investments

Cost method investments as of the period ended September 30, 2017 and December 31, 2016 are as follow:

	September 30,	December 31,
	2017	2016
Topsgame (i)	$3,291,600	$3,156,985
Frequency (ii)	3,000,000	3,000,000
DBOT (iii)	250,000	-
Total	$6,541,600	$6,156,985

(i)	Investment in Topsgame

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

On September 14, 2016, SSF increased its investment in Topsgame by RMB3,900,000 (approximately $584,000) and maintained its 13% equity ownership of Topsgame. The investment continued to be accounted for using the cost method.

On June 30, 2017, the Company entered into the BT SPA, pursuant to which, Topsgame has been agreed to be sold to BT in the consideration of the fair value of Topsgame which approximates to its carrying book value (appraised by an independent third party). However, considering the payment term is in one year, its collectability is uncertain and required legal transfer process was not completed as of September 30, 2017, Company did not account for this transaction as of September 30, 2017.

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

(iii)	Investment in DBOT

In August, 2017, Company made a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology. The Company accounts for this investment using the cost method, as the Company owns less than 4% of the common shares and the Company has no significant influence over DBOT.

Equity method investments

Equity method investment movement for the nine months ended on September 30, 2017 is as follow:

		September 30, 2017
		December 31, 2016	Capital increase	Loss on investment	Impairment loss	Foreign currency translation adjustments	September 30, 2017
Wecast Internet	(i)	132,782	-	(77,210)	-	3,797	59,369
Hua Cheng	(ii)	364,897	-	(23,258)	-	15,803	357,442
Shandong Media	(iii)	-	-	-	-	-	-
Total		$497,679	-	$(100,468)	-	$19,600	$416,811

(i)	Investment in Wecast Internet

In October 2016, the Company’s subsidiary, YOU On Demand (Asia) Ltd., invested RMB1,000,000 (approximately $149,750) in Wecast Internet Limited (“Wecast Internet”) and held its 50% equity ownership.

(ii)	Investment in Hua Cheng

As of the period ended September 30, 2017 and December 31, 2016, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

(iii)	Investment in Shandong Media

As of the period ended September 30, 2017 and December 31, 2016, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of September 30, 2017 and December 31, 2016.

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

The fair value of the warrant liabilities was valued using Monte Carlo Simulation method at the year ended December 31, 2016. All the remaining warrant liabilities have been expired as of August 30, 2017. The following assumptions were incorporated:

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Monte Carlo
December 31,
2016
Risk-free interest rate	0.70%
Expected volatility	55%
Expected term	0.67 year
Expected dividend yield	0%

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liabilities (see Note 13)	$-	$-	$70,785	$70,785

The table below reflects the components effecting the change in fair value for the nine months ended September 30, 2017:

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30 , 2017
	January 1,		Change in	September 30,
	2017	Settlements	Fair Value	2017
Liabilities:
Warrant liabilities (see Note 13)	$70,785	$(183,427)	$112,642	$-

The significant unobservable inputs used in the fair value measurement of the Company’s warrant includes the risk free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The carrying amount of cash, accounts receivable, notes receivable, accounts payable, accrued other expenses, other current liabilities and convertible promissory note as of September 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

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

For the three and nine months ended September 30, 2017, the Company recorded interest expense of $30,247 and $89,753, respectively, related to the Note; For the three and nine months ended September 30, 2016, the Company recorded interest expense of $30,000 and $90,000, respectively, related to the Note. In August, 2017, Company has paid $250,000 interest related to the Note.

(b)	Cost of Revenue

Hua Cheng, in which the Company holds 39% of the equity shares, charged the Company licensed content fees of approximately Nil and $55,000 for the three months ended September 30, 2017 and 2016, and approximately Nil and $148,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

In accordance with the Term Sheet, the Company wired $800,000 (or its RMB equivalent) to MYP upon signing the term sheet as Good Faith Deposit. The transaction has already been closed, and all of the deposit paid to MYP has been transferred into liability due to BT, which is the former shareholder of SVG, and as of September 30, 2017, Company still owed to BT in the amount of $58,567.

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

Meanwhile, considering the payment term is one year, there is uncertainty with respect to collectability and required legal transfer process of Nanjing Tops Game was not completed, Company did not account for the transaction of disposal of 13% equity interest in Nanjing Tops Game and 25% share capital investment right in Pantaflix JV as of September 30, 2017 until the collectability is reasonably assured.

12.	SSS Agreements

On November 23, 2015, the Company entered into a series of agreements for a strategic investment by SSS, a PRC company in the media and entertainment industry that is controlled by the Company’s Chairman, Bruno Wu. The strategic investment by SSS included a private placement of equity securities of the Company, a content licensing agreement, and the potential for Tianjin Enternet Network Technology Limited (“Tianjin Enternet”), an affiliate of SSS, to earn additional shares of the Company’s common stock contingent on

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the performance of SSF. SSF intends to provide a branded pay content service, consumer payments and behavior data analysis service, customer management and data-based service and mobile social TV-based customer management service.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the warrant liability was revalued as disclosed in Note 10, and recorded at its fair value of approximately $70,785.

In 2017, there were 182,534 warrants exercised during nine months ended September 30, 2017, all the remaining 353,716 warrants were expired as of August 30, 2017.

14.	Share-Based Payments

As of September 30, 2017, the Company had 1,845,010 options, 422,085 restricted shares and 3,118,181 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 12 (a) to purchase shares of our common stock.

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

Total share-based payments expense recorded by the Company during the three months and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Employees and directors share-based payments	$54,846	$75,000	$202,501	$287,000

Effective as of December 3, 2010, our Board of Directors approved the SSC 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of September 30, 2017, options available for issuance are 1,415,003 shares.

(a)	Stock Options

Stock option activity for the nine months ended September 30, 2017 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	2,101,425	$2.42	4.59	$-
Granted	170,000	1.57
Exercised	(78,211)	1.63
Expired	(45,662)	2.90
Forfeited	(302,542)	1.50
Outstanding at September 30, 2017	1,845,010	2.67	4.46	0.39
Vested and expected to vest as of September 30, 2017	1,845,010	2.67	4.46	0.39
Options exercisable at September 30, 2017 (vested)	1,609,196	2.82	3.80	0.36

On January 4, March 1 and March 16, 2017, 90,000, 45,000 and 35,000 shares stock options, respectively, were issued to certain employees for services provided to us. The fair value of the stock options granted were valued using the Black-Scholes Merton method on the grant date, amounting to $61,200, $45,443 and $36,750, respectively.

As of September 30, 2017, approximately $220,777 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.98 years. The total fair value of shares vested during the nine months ended September 30, 2017 and 2016 was approximately $56,765 and $12,000,  respectively.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

As of September 30, 2017, the weighted average exercise price of the warrants was $2.33 and the weighted average remaining life was 0.81 years. The following table outlines the warrants outstanding and exercisable as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

2012 August Financing Warrants (i)	-	536,250	$1.50	08/30/17
2013 Broker Warrants (Series D Financing)	100,000	228,571	1.75	07/05/18
2013 Broker Warrants (Convertible Note)	114,285	114,285	1.75	11/04/18
2014 Broker Warrants (Series E Financing)	1,085,714	1,085,714	1.75	01/31/19
2016 Warrants to SSS (Note 12)	1,818,182	1,818,182	$2.75	03/28/18
	3,118,181	3,783,002

(i)	The warrants are classified as derivative liabilities as disclosed in Note 13.

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

A summary of the restricted shares is as follows:

	Shares	Weighted-average fair value
Restricted shares outstanding at January 1, 2017	228,550	$1.75
Granted	400,000	2.05
Forfeited	(95,000)	1.65
Vested	(111,465)	1.73
Restricted shares outstanding at September 30, 2017	422,085	$2.07

15.	Loss Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(3,044,597)	$(2,047,204)	$(4,491,943)	$(5,771,763)
Basic
Basic weighted average shares outstanding	62,146,168	41,184,037	59,594,289	31,640,230

Diluted
Diluted weighted average common shares outstanding	62,146,168	41,184,037	59,594,289	31,640,230

Net loss per share:
Basic	$(0.05)	$(0.05)	$(0.08)	$(0.18)
Diluted	$(0.05)	$(0.05)	$(0.08)	$(0.18)

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic loss per common share attributable to Seven Stars Cloud shareholders is calculated by dividing the net loss attributable to Seven Stars Cloud shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted loss per share for the three and nine months ended September 30, 2017 and 2016 both equal to basic loss per share for respective periods because the effect of securities convertible into common shares is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Warrants	3,118,181	3,783,002	3,118,181	3,783,002
Options	2,267,095	2,151,428	2,267,095	2,151,428
Series A Preferred Stock	933,333	933,333	933,333	933,333
Series E Preferred Stock	-	7,154,997	-	7,154,997
Convertible promissory note and interest	35,598,447	2,015,812	35,598,447	2,015,812
Total	41,917,056	16,038,572	41,917,056	16,038,572

16.	Income Taxes

As of September 30, 2017, the Company had approximately $34.4 million of the U.S domestic cumulative tax loss carryforwards and approximately $15.0 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These U.S. and foreign tax loss carryforwards will expire beginning in 2028 through 2036, and 2018 to 2022, respectively.

The income tax expense for the nine months ended September 30, 2017 is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance was increased approximately $1.0 million during the nine months ended September 30, 2017.

As of September 30, 2017, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

17.	Contingencies and Commitments

(a)	Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices as follows:

Leased Property
Years ending December 31,	Costs
2017(3 months)	$19,711
2018	70,211
2019	36,269
2020	37,147
Thereafter	18,575
Total	$181,913

(b)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of September 30, 2017, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of SSC's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that SSC is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from SSC to Yanhua reaches the amount of RMB13,000,000, the revenue above RMB13,000,000 will be shared with SSC from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

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

In terms of the additional revenue-sharing fee over the above-mentioned RMB13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of September 30, 2017, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

For the nine months ended September 30, 2016, three customers individually accounted for 31%, 16% and 13% of the Company’s revenue. Three customers individually accounted for 33%, 14% and 12% of the Company’s net accounts receivables as of September 30, 2016.

Wecast Services

The holdings and businesses from Company’s two acquisitions in January 2017 (Note 4) now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Group Limited. Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics and smart supply chain management operations. The Company’s ending customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

For the nine months ended September 30, 2017, three customers individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for more than 10% of the Company’s net accounts receivables as of September 30, 2017, respectively.

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

For the nine months ended September 30, 2016, four suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for 10% of the Company’s accounts payable as of September 30, 2016.

Wecast Services

The Company relies on agreements with consumer electronics manufacturers to provide integrated circuit, printed circuit board assembly and other necessary assembly.

For the nine months ended September 30, 2017, five suppliers individually accounted for more than 10% of the Company’s cost of revenues. Three suppliers individually accounted for more than 10% of the Company’s accounts payable as of September 30, 2017.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of September 30, 2017 and December 31, 2016, the Company’s cash was held by financial institutions located in the PRC, Hong Kong and the United States that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from the Company’s VOD content distribution partners, and smart sales products to

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customers. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	September 30,	December 31,
	2017	2016
RMB denominated bank deposits with financial institutions in the PRC	$1,431,601	1,566,107
US dollar denominated bank deposits with financial institutions in the PRC	$19,227	670,951
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$47,723	14,151
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$117,528	1,402,842
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$56,975	95,030

As of September 30, 2017 and December 31, 2016 deposits of $407,903 and $384,545 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA and Cayman with acceptable credit rating.

19.	Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 4% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately approximately $3,980 and $6,526 for the three and nine months ended September 30, 2017 respectively and $1,000 and $3,000 for the three and nine months ended September 30, 2016 respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $274,049 and $387,560 for the nine months ended September 30, 2017 and 2016, respectively.

20.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January (see note 4), the Company has operated two segments based on different clouds that major business resides in, including Legacy YOD segment and Wecast Service segment. Therefore, there are two reportable segments for the nine months ended September 30, 2017. The two reportable segments are:

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

Wecast Services - Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics and smart supply chain management operations.

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

	Nine Months Ended
	September 30,	September 30,
	2017	2016
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$794,273	$4,377,034
-Wecast Services	105,918,155	-
Net sales	106,712,428	4,377,034
GROSS PROFIT
-Legacy YOD	31,659	1,767,059
-Wecast Services	5,791,805	-
Gross profit	5,823,464	1,767,059

	September 30,	December 31,
	2017	2016
TOTAL ASSETS
-Legacy YOD	$26,377,184	$36,975,911
-Wecast Services	46,125,371	14,448,702
-Unallocated assets	4,036,369	4,321,677
-Intersegment elimination	(4,981,342)	-
Total	71,557,582	55,746,290

21.	Subsequent Event

On October 17, 2017, Wecast Services Group Limited (“Wecast”), a wholly owned subsidiary of the Company, entered into a Technical License Agreement with Guangxi Dragon Coin Network Technology Co., Ltd. (“Guangxi”), pursuant to which Wecast has agreed to provide Guangxi with a non-exclusive agreement to license the technology platform from Wecast’s Red Coin Chain. Pursuant to the terms of the License Agreement, Guangxi, a subsidiary of Courage Investment Group Limited (1145.HK) (“Courage Investment Group”), will be granted a non-exclusive license from Wecast and the Red Coin Chain (“Red Coin”), to use Red Coin’s technology platform specifically and exclusively for real estate based securitization. In exchange and in consideration for, the non-exclusive rights to the technology, the Company will receive 17.9% of the existing total equity of Courage Investment Group, which is Guangxi’s Hong Kong listed parent company.

On October 23, 2017, the Company entered into a Securities Purchase Agreement with Hong Kong Guo Yuan Group Capital Holdings Limited. Pursuant to the terms of the agreement, the Company has agreed to sell and issue 5,494,505 shares of the Company’s common stock to the Hong Kong Guo Yuan Group Capital Holdings Limited for $1.82 per share, or a total purchase price of $10.0 million.

On November 9, 2017, the Board of Directors approved Amendment No. 7 to $3.0 million Convertible Promissory Notes (“Note”) issued to Mr. Shane McMahon, our Vice Chairman, pursuant to which the maturity date of the Note was extended to December 31, 2019. The Note remains payable on demand or convertible on demand into Common Stock at a conversion price of $1.50.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements are not, however, guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2016 Annual Report under Part I. Item 1A. Risk Factors.

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

Overview

Seven Stars Cloud Group, Inc. (NASDAQ: SSC) is aiming to become a global leader in providing next-generation Artificial-Intelligent (AI) & Fintech Powered, Supply Chain + Digital Finance Solutions. SSC’s innovative model helps businesses enhance and unlock operational and capital value from both the supply chain and real assets. In addition, SSC offers a closed trade ecosystem for buyers and sellers designed to eliminate transactional middlemen and create a more direct and margin-expanding path for principals. There are three engines that drive our business platform: 1. Intelligent Supply Chain Management; 2. Asset Based Securitization and Tokenization Issuance and Trading Platform and 3. Digital Index and Financial Derivatives Issuance and Trading Platform; All three engines are supported by “ABCD” Technology & Infrastructure (A: Artificial IntelligenceI, B: Blockchain, C: Cloud Computing, D: Data).

SSC launched its legacy VOD service through the acquisition of YOD Hong Kong (formerly Sinotop Group Limited) on July 30, 2010, through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing was the 80% owner of Zhong Hai Media until June 30, 2017, through which we provided: 1) integrated value–added business–to–business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value–added business–to–business–to–customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. The detail of the disposal of Zhong Hai Media has been disclosed in Note 11.

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the PRC) of the Company's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood pay-per-view contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be transferred to Yanhua as a whole package for a minimum guarantee fee of RMB 13,000,000. In addition to the minimal guarantee fee of RMB 13,000,000, a provision in the Yanhua Agreement states that revenue recognized from the existing content transferred from the Company to Yanhua in excess of RMB 13,000,000, will be shared with the Company from the date when this revenue threshold is reached based on a certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

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

Principal Factors Affecting Our Financial Performance

The Company is in the process of transforming its business model and aims to be be a leading Intelligent Industrial Internet (3I) platform, creating a fintech-powered, supply chain solution simplified for commercial enterprises. There are two engines that drive its business platform; (1) VPaaS + TPaaS - Supply Chain Management for key industry sectors and leaders including but not limited to Big Commodities, Cross-Border Trade, Consumer Electronics & Energy; and (2) Digital Finance Solutions - Supply Chain Finance underwritten by its Global Cornerstone Funds and ABS, Tokenization and Exchange Platforms, which include FINRA and SEC-regulated: Index Exchanges, Initial Coin Offering / Tokenization, ETFs and Derivatives. Both Engines and their various arms will run on 'BASE' technology and infrastructure (Blockchain, Artificial Intelligence, Supply Chain & Exchanges) to power a closed trade ecosystem for buyers and sellers designed to eliminate transactional middlemen and create a more direct and margin-expanding path for principals. In connection with this transformation, the Company has recently assembled a new experienced management team, stabilized the foundation, capitalized and rebranded the Company, reconfigured the business structure, expanded the Company’s mission and business lines, made several key investments and finally, injected several privately held and revenue producing assets into the corporation. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Taxation

United States

Seven Stars Cloud Group, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as neither company had taxable profit in the United States since inception.

Cayman Islands and the British Virgin Islands

Under current laws of the Cayman Islands and the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

Hong Kong

Our subsidiaries incorporated in Hong Kong are under the current laws of Hong Kong, are subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as net operating loss carryovers offset current taxable income.

The People’s Republic of China (“PRC”)

Under the PRC’s Enterprise Income Tax Law, our Chinese subsidiaries and VIEs are subject to an earned income tax of 25.0%.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legislative developments to determine if there will be any change in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Amount Change	% Change
Revenue	$30,223,638	$1,626,844	$28,596,794	1758%
Cost of revenue	28,273,862	893,796	27,380,066	3063%
Gross profit	1,949,776	733,048	1,216,728	166%

Operating expense:
Selling, general and administrative expenses expenses	3,630,949	2,320,247	1,310,702	56%
Research and development expenses	400,040	-	400,040	100%
Professional fees	831,039	326,353	504,686	155%
Impairment of other intangible assets	152,847	172,064	(19,217)	(11%)
Depreciation and amortization	36,508	123,502	(86,994)	(70%)

Total operating expense	5,051,383	2,942,166	2,109,217	72%

Loss from operations	(3,101,607)	(2,209,118)	(892,489)	40%
Interest expense, net	(27,186)	(24,971)	(2,215)	9%
Change in fair value of warrant liabilities	131,357	58,220	73,137	126%
Equity in loss of equity method investees	(23,632)	17,487	(41,119)	(235%)
Others	(806)	(3,313)	2,507	(76%)

Loss before income taxes	(3,021,874)	(2,161,695)	(860,179)	40%

Income tax benefit	-	8,612	(8,612)	(100%)

Net loss	(3,021,874)	(2,153,083)	(868,791)	40%

Net loss (income) attributable to non-controlling interest	(22,723)	105,879	(128,602)	(121%)

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(3,044,597)	$(2,047,204)	$(997,393)	49%

Revenues

1>	OTT, Mobile App, IPTV and Digital Cable VOD Businesses (Legacy YOD)

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

On January 30, 2017, the Company completed the acquisition of Sun Video Group HK Limited ("SVG"), which has a 51% ownership stake in Shanghai Wecast Supply Chain Management Limited ("Wecast SH"). On January 31, 2017, the Company acquired 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). The holdings and businesses from both these acquisitions now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Limited. Wecast Services (which resides under the Product Sales Cloud) business unit, is currently primarily engaged with consumer electronics and smart supply chain management operations. Our end customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

	2017Q3	2016Q3	Difference
	USD	USD	USD	%
Legacy YOD	-	1,626,844	(1,626,844)	(100%)
Wecast Services	30,223,638	-	30,223,638	100%
Total	30,223,638	1,626,844	28,596,794	1758%

Revenue for the three months ended September 30, 2017 was $30.2 million as compared to $1.6 million for the same period in 2016, an increase of approximately $28.6 million, or 1,758%. The increase was mainly due to our new business line acquired in January 2017. This increase was partially offset by a decrease of our legacy YOD business in the amount of $1.6 million, as the legacy YOD business shifts to a new exclusive distribution agreement with Zhejiang Yanhua Culture Media Co., Ltd. ("Yanhua ") which was announced in Q4 2016. As revenue generated by Yanhua did not exceed the revenue sharing threshold, no additional revenue was recorded in the quarter ended September 30, 2017.

Cost of revenues

	2017Q3	2016Q3	Difference
	USD	USD	USD	%
Legacy YOD	-	893,796	(893,796)	(100%)
Wecast Services	28,273,862	-	28,273,862	100%
Total	28,273,862	893,796	27,380,066	3063%

Cost of revenues was approximately $28.3 million for the three months ended September 30, 2017, as compared to $0.9 million for the three months ended September 30, 2016. Our cost of revenues increased by $27.4 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of cost to purchase electronics products from suppliers.

Gross profit

	2017 Q3	2016Q3	Difference
	USD	USD	USD	%
Legacy YOD	-	733,048	(733,048)	(100%)
Wecast Services	1,949,776	-	1,949,776	100%
Total	1,949,776	733,048	1,216,728	166%

Gross profit ratio for the three months ended September 30, 2017 decreased by 38.61% from 45.06% to 6.45%, as the Wecast Services business, which currently is engaged mostly in lower margin electronics, is still in its relative infancy and the business service offerings as well as profit-sharing arrangements with a growing range of suppliers are in transition.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended September 30, 2017 was $3.6 million as compared to $2.3 million for the same period in 2016, an increase of approximately $1.3 million or 56%. The majority of the increase was due to 1) the increase of our sales and marketing expense to introduce and promote our business models to various potential investors and business partners, as well as promote Wecast Services, which was acquired in January, 2017; and 2) financial advisory expenses that were paid to independent professional financial advisory companies to assist us being able to contact and negotiate with more business partners. The Company is also continuing to focus on more cost saving activities to reduce daily operating expenses.

Professional fees

Professional fees for the three months ended September 30, 2017 were $0.8 million as compared to $0.3 million for the same period in 2016, an increase of approximately $0.5 million. The increase in professional fees was mainly caused by the legal, valuation and auditing service fees incurred for three months ended September 30, 2017 in relation to the acquisitions in January 2017 and increased audit service fees charged by our external auditor for the opening audit due to our auditor change in 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain of approximately $0.13 million and a gain of approximately $0.06 million for the three months ended September 30, 2017 and 2016, respectively. The changes are primarily due to expiration of all remaining warrant liability in August, 2017.

Income tax expenses

The income tax expense for the three months ended September 30, 2017 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method by recording 20% of the operating losses of Zhong Hai Media. For the three months ended September 30, 2016, operating loss attributable to Hua Cheng was approximately $0.1 million. The Company sold Zhong Hai Media on June 30, 2017 and no more such allocation since then.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended September 30, 2017, approximately $0.01 million of our operating loss from Wecast SH was allocated to Dillon Yu, which was nil in the same period in 2016.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the three months ended September 30, 2017, approximately $0.03 million of our operating income from Wide Angle was allocated to Swiss Guorong Limited, which was nil for the same period in 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016	Amount Change	% Change
Revenue	$106,712,428	$4,377,034	$102,335,394	2338%
Cost of revenue	100,888,964	2,609,975	98,278,989	3766%
Gross profit	5,823,464	1,767,059	4,056,405	230%

Operating expense:
Selling, general and administrative expenses expenses	7,771,561	6,294,206	1,477,355	23%
Research and development expenses	400,040	-	400,040	100%
Professional fees	1,845,590	964,290	881,300	91%
Impairment of other intangible assets	216,468	172,064	44,404	26%
Depreciation and amortization	293,661	344,308	(50,647)	(15%)

Total operating expense	10,527,320	7,774,868	2,752,452	35%

Loss from operations	(4,703,856)	(6,007,809)	1,303,953	(22%)
Interest expense, net	(72,439)	(225,154)	152,715	(68%)
Change in fair value of warrant liabilities	(112,642)	201,826	(314,468)	(156%)
Equity in loss of equity method investees	(100,468)	(19,862)	(80,606)	406%
Others	(111,448)	(8,409)	(103,039)	1225%

Loss before income taxes	(5,100,853)	(6,059,408)	958,555	(16%)

Income tax benefit	-	25,836	(25,836)	(100%)

Net loss	(5,100,853)	(6,033,572)	932,719	(15%)

Net loss attributable to non-controlling interest	608,910	261,809	347,101	133%

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(4,491,943)	$(5,771,763)	$1,279,820	(22%)

Revenues

	YTD 2017Q3	YTD 2016Q3	Difference
	USD	USD	USD	%
Legacy YOD	794,273	4,377,034	(3,582,761)	(82%)
Wecast Services	105,918,155	-	105,918,155	100%
Total	106,712,428	4,377,034	102,335,394	2338%

Revenue for the nine months ended September 30, 2017 was approximately $106.7 million, as compared to $4.4 million for the same period in 2016. The increase in revenue of approximately $102.3 million was attributable to the new consumer electronics business line acquired in January 2017, and to a lesser extent, one-time consulting services that we provided to certain customers. These revenues were partially offset by the decrease of our legacy YOD business, which is in line with our business strategy transition.

Gross profit

	2017 1-9	2016 1-9	Diff
	USD	USD	USD	%
Legacy YOD	31,659	1,767,059	(1,735,400)	(98%)
Wecast Services	5,791,805	-	5,791,805	100%
Total	5,823,464	1,767,059	4,056,405	230%

Our gross profit for the nine months ended September 30, 2017 was approximately $5.8 million, as compared to $1.8 million during the same period in 2016. Gross profit ratio for the six months ended September 30, 2017 was 5.5%, a decrease from 40.4%, as the Wecast Services business, which currently is engaged mostly in lower margin electronics, is still in its relative infancy and the business service offerings as well as profit-sharing arrangements with a growing range of suppliers are in transition.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2017 increased approximately $1.5 million, or 23%, as compared with the amount for the nine months ended September 30, 2016.

The  majority of the increase was due to 1) the increase of our sales and marketing expense to introduce and promote of our business models to various potential investors and business partners, as well as to promote Wecast Services business; and 2) financial advisory expenses that were paid to independent professional companies to assist us in being able to contact and negotiate with more business partners.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our costs for professional fees increased approximately $0.9 million, or 91%, to $1.8 million for the nine months ended September 30, 2017, for the same period in 2016. The increase in professional fees was mainly caused by the legal, valuation and auditing service fees incurred in relation to the acquisitions in January 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss of approximately $0.1 million but a gain of approximately $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The changes are primarily due to fluctuations in our closing stock price.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method by recording 20% of the operating losses of Zhong Hai Media. For the nine months ended September 30, 2016, operating loss attributable to Hua Cheng was approximately $0.3 million. The Compnay sold Zhong Hai Media on June 30, 2017 and only $0.03 million operating loss were attributable to Hua Cheng for the same period in 2017.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the nine months ended September 30, 2017, approximately $0.6 million of our operating loss from Wecast SH was allocated to Dillon Yu, which was nil in the same period in 2016.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the nine months ended September 30, 2017, approximately $0.003 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was nil for the same period in 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of approximately $1.7 million and had accumulated deficits of approximately $120.5 million and $115.7 million as of September 30, 2017 and December 31, 2016, respectively, due to recurring losses since our inception. These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Net cash used in operating activities	$(5,836,575)	$(7,945,349)
Net cash provided by (used in) investing activities	1,403,598	(10,631,956)
Net cash provided by financing activities	2,285,841	17,705,110
Effect of exchange rate changes on cash	62,078	(57,416)
Net decrease in cash	(2,085,058)	(929,611)

Cash at beginning of period	3,761,814	3,768,897

Cash at end of period	$1,676,756	$2,839,286

Operating Activities

Cash used in operating activities decreased for the nine months ended September 30, 2017 compared to 2016, primarily due to a decrease in our loss from operation from $6.0 million to $5.1 million.

Financing Activities

During the nine months ended on September 30, 2017, we entered into a subscription agreement with certain investors, including officers, directors and other affiliates, pursuant to which we issued and sold to such investors, in a private placement, an aggregate of 727,273 shares of the common stock of the Company, for $2.75 per share, or a total purchase price of $2.0 million. While in the same period in 2016, we received $10 million investment proceeds from the sales of 4,545,455 shares of our common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of our common stock at an exercise price of $2.75 per share to SSS.

Effects of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor price changes and make efforts to maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically for our legacy YOD business have not been subject to seasonal variations. However, we expect a disproportionate amount of our revenues generated from Wecast Services quarter over quarter due to the customers’ seasonal demand, as normally holiday demand or new model of product introduction would increase our revenue. This pattern may change, however, as a result of new market opportunities or new product introductions.

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

We have concluded that we can control our PRC VIEs after consulting with our in-house PRC legal counsel. Enforecement of PRC laws and regulations that affect our ability to control our PRC VIEs may preclude us from consolidating these companies in the future.

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

We also generate revenue from sales of goods. Sales orders are confirmed after negotiation on price between customers and us. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. We purchase finished goods from suppliers in accordance with sales orders from customers. Our suppliers then deliver goods to our customers directly. We are required to bear the direct risk of damage to the goods that the direct default risk that cannot be delivered to the customer. When the delivery is completed, we recognize revenue and the related cost at the same time. According to purchase orders with suppliers, we, as the owner of the goods, become the first responsible party for the goods.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from sales of goods on a gross basis. We are the primary obligor in the arrangements, as we have the ability to establish prices, and have discretion in selecting the independent suppliers and other third-party that will perform the delivery service, we are responsible for the defective products and we bear credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues.

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

Standards Issued and Not Yet Implemented

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. The new standard will be effective for us beginning January 1, 2018.

We are undertaking a comprehensive approach to assess the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our consolidated financial statements. We do not anticipate that this standard will have a material impact to revenue recognition in both of our legacy YOD business and Wecast Service business. Especially for Wecast Service business, we will continue to recognize revenue as principal for these contracts at the point in time when the products are delivered. The new standard requires to disclose more information about revenue activities and related transactions including quantitative and qualitative information about performance obligations, significant judgements and estimates, contract assets and liabilities and disaggregation of revenue, which we are continuing to assess in the first quarter of 2018. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018. We continue to make significant progress on our review of the standard. Our initial assessment may change as we continue to refine these assumptions.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness described below.

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

Other than the changes stated above, there have been no other significant changes in internal control for the nine months ended September 30, 2017, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

The Company is in the process of transforming its business model and is aiming to become a global leader in providing next-generation Artificial-Intelligent (AI) & Fintech Powered, Supply Chain + Digital Finance Solutions. SSC’s innovative model helps businesses enhance and unlock operational and capital value from both the supply chain and real assets. In addition, SSC offers a closed trade ecosystem for buyers and sellers designed to eliminate transactional middlemen and create a more direct and margin-expanding path for principals. There are three engines that drive our business platform: 1. Intelligent Supply Chain Management; 2. Asset Based Securitization and Tokenization Issuance and Trading Platform and 3. Digital Index and Financial Derivatives Issuance and Trading Platform; All three engines are supported by “ABCD” Technology & Infrastructure (A: Artificial IntelligenceI, B: Blockchain, C: Cloud Computing, D: Data). In connection with this transformation, the Company has recently assembled a new experienced management team, stabilized the foundation, capitalized and rebranded the Company, reconfigured the business structure, expanded the Company’s mission and business lines, made several key investments and finally, injected several privately held and revenue producing assets into the corporation. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2017, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2012, at the request of Seven Stars Cloud Group, Inc. (the “Company’), Mr. Shane McMahon made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the principal amount of $3,000,000, as amended on May 18, 2012, October 19, 2012, May 10, 2013, January 31, 2014, December 30, 2014 and December 31, 2016 (as amended, restated, supplemented or otherwise modified from time to time, the “McMahon Note”).

Effective on November 9, 2017, the Company and Mr. McMahon entered into Amendment No. 7 to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into Common Stock at a conversion price of $1.50, until December 31, 2019.

The foregoing description of Amendment No. 7 to the McMahon Note is qualified in its entirety by reference to the actual Amendment No. 7 to the McMahon Note, a copy of which is filed as Exhibit 10.4 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit
No.	Description

10.1	Form of Stockholder Proxy and Lock-Up Agreement, by and between Seven Stars Cloud Group, Inc., Bruno Wu and certain stockholders.*
10.2	License Agreement, dated October 17, 2017, by and between Wecast Services Group Limited and Guangxi Dragon Coin Network Technology Co., Ltd*
10.3	Securities Purchase Agreement, dated October 23, 2017, by and between Seven Stars Cloud Group, Inc., and Hong Kong Guo Yuan Capital Holdings Limited.*
10.4	Amendement No. 7 to the Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon, dated November 9, 2017.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2017.

Seven Stars Cloud Group, Inc.

By:	/s/ Simon Wang

Name: Simon Wang
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

