Form 10-Q
period 2018-03-31
Seven Stars Cloud Group, Inc.
filed 2018-05-15
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,737,556 shares as of May 9, 2018.

QUARTERLY REPORT ON FORM 10-Q

OF SEVEN STARS CLOUD GROUP, INC.

FOR THE PERIOD ENDED MARCH 31, 2018

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

FOR THE PERIOD ENDED MARCH 31, 2018

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$3,853,940	$7,205,096
Accounts receivable, net	107,508,598	26,962,085
Licensed content, current	16,958,149	16,958,149
Inventory	216,453	216,453
Prepaid expenses	2,274,847	2,202,728
Other current assets	2,013,112	2,256,727
Total current assets	132,825,099	55,801,238
Property and equipment, net	116,357	113,993
Intangible assets, net	146,747	148,874
Long term investments	6,970,937	6,975,511
Total assets	$140,059,140	$63,039,616

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Seven Stars Cloud Group, Inc. See note 3)
Accounts payable	$21,210,987	$26,829,593
Deferred revenue	153,500	222,350
Accrued interest due to a related party	49,644	20,055
Accrued other expenses	51,264	174,358
Accrued salaries	910,211	737,072
Amount due to related parties	86,265,554	45,639
Other current liabilities	571,835	625,942
Convertible promissory note due to a related party	3,000,000	3,000,000
Total current liabilities	112,212,995	31,655,009
Total liabilities	$112,212,995	$31,655,009
Commitments and contingencies (Note 15)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2018 and December 31, 2017, respectively	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 68,865,056 and 68,509,090 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	68,865	68,509
Additional paid-in capital	158,617,014	157,968,548
Accumulated deficit	(129,936,333)	(125,865,391)
Accumulated other comprehensive loss	(775,437)	(759,687)
Total Seven Stars Cloud shareholders’ equity	27,974,109	31,411,979
Non-controlling interest	(1,389,959)	(1,289,367)
Total equity	26,584,150	30,122,612
Total liabilities, convertible redeemable preferred stock and equity	$140,059,140	$63,039,616

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$185,930,180	$33,164,351
Cost of revenue from third parties	23,280,931	29,342,379
Cost of revenue from related parties	162,259,754	-
Total cost of revenue	185,540,685	29,342,379

Gross profit	389,495	3,821,972

Operating expenses:
Selling, general and administrative expense	3,689,118	1,265,172
Research and development expense	46,022	-
Professional fees	712,933	267,133
Depreciation and amortization	9,200	196,211
Total operating expense	4,457,273	1,728,516

Income (loss) from operations	(4,067,778)	2,093,456

Interest and other income (expense)
Interest expense	(28,320)	(41,557)
Change in fair value of warrant liabilities	-	(270,116)
Equity in loss of equity method investees	(19,743)	(43,746)
Other	(46,545)	(99,570)
Income (loss) before income taxes	(4,162,386)	1,638,467

Income tax benefit	-	-

Net income (loss)	(4,162,386)	1,638,467

Net loss attributable to non-controlling interest	91,444	574,412

Net income (loss) attributable to Seven Stars Cloud shareholders	$(4,070,942)	$2,212,879

Basic earnings (loss) per share	$(0.06)	$0.04
Diluted earnings (loss) per share	$(0.06)	$0.04

Weighted average shares outstanding:
Diluted	68,816,303	60,715,721
Basic	68,816,303	55,382,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net income (loss)	$(4,162,386)	$1,638,467

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	(24,898)	1,518,842
Comprehensive income (loss)	(4,187,284)	3,157,309

Comprehensive loss attributable to non-controlling interest	100,592	405,590
Comprehensive income (loss) attributable to Seven Stars Cloud shareholders	$(4,086,692)	$3,562,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income (loss)	$(4,162,386)	$1,638,467
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	121,190	71,428
Depreciation and amortization	9,200	196,211
Equity in loss of equity method investees	19,743	43,746
Loss on disposal of assets	-	40,139
Change in fair value of warrant liabilities	-	270,116

Change in assets and liabilities:
Accounts receivable	(80,546,513)	(19,674,440)
Licensed content	-	1,518,394
Prepaid expenses and other assets	171,496	(1,932,566)
Accounts payable	(5,618,606)	13,890,107
Accrued expenses, salary and other current liabilities	(51,009)	(881,051)
Amount due to related parties	86,265,554	2,173,891
Deferred revenue	(68,850)	(740,588)
Net cash used in operating activities	(3,860,181)	(3,386,146)

Cash flows from investing activities:
Cash paid for the acquisition of SVG	(45,639)	-
Acquisition of property and equipment	(6,677)	(5,473)
Net cash used in investing activities	(52,316)	(5,473)

Cash flows from financing activities
Proceeds from issuance of warrant and shares	527,632	8,745
Net cash provided by financing activities	527,632	8,745
Effect of exchange rate changes on cash	33,709	675,202
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,351,156)	(2,707,672)

Cash, cash equivalents and restricted cash at beginning of period	7,205,096	3,761,814

Cash, cash equivalents and restricted cash at end of period	$3,853,940	$1,054,142

Supplemental Cash Flow Information:

Payable for purchase of building	$-	$992,000

No income tax and interest expenses was paid for the periods ended March 31, 2017 and 2018.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2018

  (Unaudited)

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2018	$68,509,090	$68,509	$157,968,548	$(125,865,391)	$(759,687)	$31,411,979	$(1,289,367)	$30,122,612
Share-based compensation	-	-	121,190	-	-	121,190	-	121,190
Common stock issuance for RSU vested	13,464	13	(13)	-	-	-	-	-
Common stock issued for warrant exercised	300,000	300	524,700	-	-	525,000	-	525,000
Common stock issuance for option exercised	42,501	43	2,589	-	-	2,632	-	2,632
Net loss	-	-	-	(4,070,942)	-	(4,070,942)	(91,444)	(4,162,386)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(15,750)	(15,750)	(9,148)	(24,898)
Balance, March 31, 2018	$68,865,055	$68,865	$158,617,014	$(129,936,333)	$(775,437)	$27,974,109	$(1,389,959)	$26,584,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

Seven Stars Cloud Group, Inc. (the “Company”), formerly known as Wecast Network, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Seven Stars Cloud (“SSC”, “we”, “us”, or “the Company”).

Starting in early 2017, SSC has been aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By managing and providing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC is aiming to offer a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

Through acquisitions made in 2017 and the establishment of joint ventures with business partners, SSC’s Supply Chain Finance and Management for Vertical Products is fully operational.

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

In 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that SSC holds in one loss-generating non-core asset, was sold to BT for zero. The detail of this transaction has been disclosed in Note 11.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 30, 2018 (“2017 Annual Report”).

In the first quarter of 2018, we adopted the following Accounting Standards Updates (ASU): ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) and ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash ASU 2018-02. ASU 2014-09 has no financial impact to our unaudited financial statement, and impact by ASU 2016-01 and ASU 2016-18 has been reflected in our unaudited consolidated statements of cash flow and note 8 to this unaudited consolidated financial statements.

2.	Going Concern and Management’s Plans

For the three months ended March 31, 2018 and 2017, the Company incurred net loss of approximately $4.2 million and net income of $1.6 million, respectively, and cash used in operations was approximately $3.9 million and $3.4 million, respectively. Further, the Company had accumulated deficit of approximately $129.9 million and $125.9 million as of March 31, 2018 and December 31, 2017, respectively, due to recurring losses since the inception of its business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On May 19, 2017, the Company completed a common stock financing for $2.0 million certain investors, officers & directors and affiliates in a private placement. On October, 23, 2017, the Company completed a common stock financing with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million. In March 2018, the Company entered into a common stock financing with GT Dollar Pte. Ltd., for a private placement totaling $40.0 million.

Although the Company may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

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

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunication services, the Company provides its services through Sinotop Beijing. The Company has the ability to control Sinotop Beijing through a series of contractual agreements entered into among YOD WFOE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WFOE considers that there is no asset of Sinotop Beijing that can be used only to settle obligations of Sinotop Beijing, except for the registered capital of the entity amounting to RMB10.6 million (approximately $1.6 million) as of March 31, 2018. As Sinotop Beijing is incorporated as limited liability companies under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

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

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of March 31, 2018, RMB 27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 27.6 million (US $4.2 million) in the form of capital contribution. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of March 31, 2018. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$3,547	$3,898
Prepaid expenses	2,111	3,604
Other current assets	1,594	1,537
Intercompany receivables due from the Company's subsidiaries(i)	2,587,444	2,494,505
Total current assets	2,594,696	2,503,544
Long term investments	3,716,405	3,719,467
Total assets	$6,311,101	$6,223,011

LIABILITIES
Current liabilities:
Other current liabilities	43	41
Intercompany payables due to the Company's subsidiaries(i)	3,735,635	3,601,454
Total current liabilities	3,735,678	3,601,495
Total liabilities	$3,735,678	$3,601,495

	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenue	$-	$787,328
Net income (loss)	$(20,176)	$258,760

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net cash used in operating activities	$(351)	$(1,322,729)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities(i)	$-	$189,515

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to SSF in the three months period ended March 31, 2017.

The decrease in revenue, net income and net cash used in operating activities was mainly due to disposal of Zhong Hai Shi Xun Media in June 2017.

4.	Acquisition

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

As of March 31, 2018, the Company recorded the $24.3 million SVG Note as additional paid in capital based on the actual performance. Considering the proceeds transferred were larger than carrying amounts of the net assets received, such $24.3 million was then recognized as a reduction to the Company’s additional paid in capital. The exact amount of promissory note still needs independent audit and conversion of such promissory note is still pending shareholder approval. Furthermore, the Company has not begun accruing any reserves relating to potential Net Income Threshold earnout payments, since the Sun Video Business is currently not close to exceeding this threshold.

(ii) Acquisition of BBD Capital

On December 7, 2017, the Company entered into a Securities Purchase Agreement (the “BBD Purchase Agreement”) with Tiger Sports Media Limited, a Hong Kong limited liability company (“Tiger”) pursuant to which the Company agreed to purchase Tiger’s 20% equity ownership in BBD Digital Capital Group Ltd. (“BDCG”), a New York corporation. SSC will purchase the 20% equity from Tiger for a total purchase price of $9.8 million (the “Transaction”) which consists of $2 million in cash and $7.8 million to be paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock). The valuation report will be received post-signing of the BBD Purchase Agreement with both parties agreeing that there is no obligation to close the Transaction until a satisfactory valuation report has been received, evaluated and approved by the Company’s Audit Committee. The Company shall pay the $2 million in cash upon the execution of the BBD Purchase Agreement and will issue the 3 million shares of Company common stock upon the closing of the Transaction which is contingent upon the receipt of a valuation report satisfactory to the Audit Committee. If the closing conditions to the Transaction are not satisfied, then Tiger has agreed to refund the $2 million cash payment to SSC within 15 days of notice from the Company. On April 24, 2018, the Audit Committee approved the satisfactory valuation report provided by an independent third party and closed this transaction. The Company has begun consolidating BDCG since the close.

5.	Accounts Receivable

Accounts receivable is consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable, gross:	$107,512,228	$26,965,731
Less: allowance for doubtful accounts	(3,630)	(3,646)
Accounts receivable, net	$107,508,598	$26,962,085

The movement of the allowance for doubtful accounts is as follows:

	March 31, 2018	December 31, 2017
Balance at the beginning of the period	$(3,646)	$(2,828,796)
Additions charged to bad debt expense	-	(145,512)
Write-off of bad debt allowance	16	89,851
Disposal of Zhong Hai Shi Xun	-	2,880,811
Balance at the end of the period	$(3,630)	$(3,646)

6.	Property and Equipment

The following is a breakdown of the Company’s property and equipment:

	March 31,	December 31,
	2018	2017
Furniture and office equipment	312,528	$301,006
Vehicle	150,039	147,922
Total property and equipment	462,567	448,928
Less: accumulated depreciation	(346,210)	(334,935)
Property and Equipment, net	$116,357	$113,993

The Company recorded depreciation expense of approximately $6,579 and $168,082 for the three months ended March 31, 2018 and 2017 respectively.

7.	Intangible Assets

As of March 31, 2018 and December 31, 2017, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	March 31, 2018				December 31, 2017
	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Amortizing Intangible Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Software and licenses	219,410	(206,953)	-	12,457	214,210	(199,626)	-	14,584
Patent and trademark (i)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	(53,022)	-
Total amortizing intangible assets	$312,375	(246,896)	(53,022)	12,457	$307,175	$(239,569)	$(53,022)	$14,584

Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent (i)	10,599	-	(10,599)	-	10,599	-	(10,599)	-
Total intangible assets	$457,264	(246,896)	(63,621)	146,747	$452,064	$(239,569)	$(63,621)	$148,874

(i) During the second quarter of 2017, the Company determined that one of its subsidiaries in the US would not serve the non-core business or generate future cash flow. As no future cash flows will be generated from using the patents owned by this subsidiary, the Company estimated the fair value of those patents to be nil as of June 30, 2017. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from patents of $63,621 was recognized in 2017 to write off the entire book value of the patents.

The following table outlines the amortization expense for the following years:

Amortization to be
Years ending December 31,	Recognized
2018 (9 months)	8,009
2019	4,448
Total amortization to be recognized	$12,457

8.	Long Term Investments

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values as of the period ended March 31, 2018 and December 31, 2017 are as follow:

	March 31,	December 31,
	2018	2017
Topsgame (i)	$3,365,969	$3,365,969
Frequency (ii)	3,000,000	3,000,000
DBOT (iii)	250,000	250,000
Total	$6,615,969	$6,615,969

In the first quarter of 2018, we adopted the ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10). Under the new ASC, entities no longer use the cost method of accounting as it was applied before, but it can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. After management’s assessment of each of these three equity investments, management concluded that these three investments should be accounted for using measurement alternative. Under the alternative, the Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and the Company has to make a separate election to use the alternative for each eligible investment and has to apply the alternative consistently from period to period until the investment’s fair value becomes readily determinable. ASU further requires that the Company should use prospective method for all equity investments without readily determinable fair values.

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

The Company has recognized the cost of the investment in Topsgame, which is a private company with no readily determinable fair value, based on the acquisition cost of Game IP Rights of approximately $2.7 million and accounts for the investment as equity investments without readily determinable fair values.

On September 14, 2016, SSF increased its investment in Topsgame by RMB 3,900,000 (approximately $584,000) and maintained its 13% equity ownership of Topsgame. The investment continued to be accounted for as equity investments without readily determinable fair values.

The Company plans to sell investment in Topsgame, certain owned IP and investment in Frequency to one independent third party with consideration larger than its net book amount in 2018. The Company already signed the letter of intent with purchaser, and management believed that we can close the deal in 2018, along with one additional valuation report provided by qualified independent valuation firm, the Company did not make any impairment to either of these three long-lived assets as of March 31, 2018.

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

The Company has recognized the cost of the investment in Frequency, which is a private company with no readily determinable fair value, at its cost of $3 million and accounts for the investment as equity investments without readily determinable fair values.

There were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment.

(iii)	Investment in DBOT

In August, 2017, the Company made a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology. The Company accounts for this investment as equity investments without readily determinable fair values, as the Company owns less than 4% of the common shares and the Company has no significant influence over DBOT.

On December 18, 2017, January 12, 2018 and February 28, 2018, the Company enters into three stock purchase agreements with certain existing DBOT shareholders to acquire their owned shares of common stock of DBOT in an aggregate amount of 3,543,546 shares. To acquire those shares, the Company agreed to issue in the aggregate amount of 2,267,869 SSC common stock. Considering the closing of this transaction shall obtain necessary approval such as FINRA, the Company did not issue the shares and recorded such as additional investments as of March 31, 2018, therefore the Company did not change the fair value of this investment.

Equity method investments

Equity method investment movement for the three months ended on March 31, 2018 is as follow:

		March 31, 2018
		December 31, 2017	Gain/(Loss) on investment	Foreign currency translation adjustments	March 31, 2018
Wecast Internet	(i)	6,044	(1,512)	-	4,532
Hua Cheng	(ii)	353,498	(18,231)	15,169	350,436
Shandong Media	(iii)	-	-	-	-
Total		359,542	(19,743)	15,169	354,968

(i)	Investment in Wecast Internet

In October 2016, the Company’s subsidiary, YOU On Demand (Asia) Ltd., invested RMB 1,000,000 (approximately $149,750) in Wecast Internet Limited (“Wecast Internet”) and held its 50% equity ownership. In 2017, Wecast Internet closed its 100% owned subsidiary and the Company received $35,612 from its previous capital investment, and expects to receive the remaining investment from Wecast Internet in 2018.

(ii)	Investment in Hua Cheng

As of the periods ended March 31, 2018 and December 31, 2017, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

(iii)	Investment in Shandong Media

As of the periods ended March 31, 2018 and December 31, 2017, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of March 31, 2018 and December 31, 2017.

9.	Stockholders’ Equity

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

On March 17, 2018, the Company entered into a subscription agreement (the “Subscription Agreement”) with GT Dollar Ptd. Ltd. (“GTD”) for a private placement (“GT Financing”) of a total amount of $40.0 million. Pursuant to the terms of the Subscription Agreement, the Company (i) will issue and sell to GTD, an aggregate of 13,773,010 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), for $1.82 per share, or a total purchase price of $25,066,878.20, and (ii) issue two convertible promissory notes (each a “Note” and together, the “Notes”) with a stated principal amount of $10 million and $4,933,121.80, respectively. GTD shall pay $30 million of the purchase price on or prior to March 31, 2018, in connection with the issuance of the 13,773,010 shares of Common Stock and the $4,933,121.80 Note, and the remaining $10 million on or prior to April 30, 2018, in connection with the issuance of the $10 million Note. The Subscription Agreement contains customary representations, warranties and covenants and a 9-month lock-up period for GTD from the date of the Subscription Agreement. The Notes bear interest at the rate of 0.56% per annum and matures December 31, 2019. In the event of default, the Notes will become immediately due and payable. Until receipt of necessary shareholder approvals for the transactions contemplated by these agreements, the Notes may not be converted, to the extent that such conversion would result in GTD and its affiliates beneficially owning more than 19.9% of the Company’s outstanding shares of Common Stock. Once the necessary shareholder approval is received, the unpaid principal and interest on the Notes will automatically convert into shares of Common Stock at a conversion rate of $1.82. As of the date of this report, the Company has received all subscription payments from this GT Financing, and is currently in the process of transferring those proceeds that deposited with a financial institution account, to the Company’s bank account. The Company has not yet issued any shares with respect to this financing.

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

The carrying amount of cash, accounts receivable, accounts payable, accrued other expenses, other current liabilities and convertible promissory note as of March 31, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments.

11.	Related Party Transactions

(a)	$3.0 Million Convertible Note

On May 10, 2012, our current Vice Chairman, Mr. Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365-day year. Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company.

On November 9, 2017, the Board of Directors approved Amendment No. 7 to $3.0 million Note, pursuant to which the maturity date of the Note was extended to December 31, 2019. The Note remains payable on demand or convertible on demand into Common Stock at a conversion price of $1.50.

For the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $30,000 and $30,000 related to the Note.

(b) Assets Disposal to BT

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

(c) Acquisition of Guang Ming

On December 7, 2017, the Company entered into a Securities Purchase Agreement with Shanghai Guang Ming Investment Management Limited, a PRC limited liability entity (“Guang Ming”), Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd. SSC will purchase 100% of Guang Ming’s issued and outstanding shares for a total purchase price of RMB 2.4 million (approximately $363,436). Guang Ming holds a special fund management license and SSC’s purpose for making the acquisition is to develop a fund management platform. The closing of the acquisition is conditioned upon, among other things, the sellers, including Guang Ming, obtaining all of the necessary approvals from the Asset Management Association of China (“AMAC”), a self-regulatory organization which oversees and regulates fund management companies in China. In the event that AMAC does not accept the sellers’ submission for change of ownership, this agreement shall be rescinded, and the sellers shall continue their ownership of Guang Ming and shall refund any portion of the purchase price previously paid within 15 days of notice from the Company. This agreement was approved by the Company’s Audit Committee and the closing of the Acquisition is also subject to the receipt of a fairness opinion and valuation report satisfactory to the Company and which concludes that the purchase price of the acquisition is fair from a financial point of view to the Company. The acquisition is deemed to be a related party transaction because Tianjin is an affiliate of Bruno Wu, the Company’s Chairman and Chief Executive Officer. As of the date of this report, the fairness opinion was approved by Audit Committee, and the Company paid the consideration and closed this acquisition.

(d) Crude Oil Trading

In February 2018, four of our crude oil transactions were purchased from two entities of which our minority shareholder has significant influence upon and because this minority shareholder has significant influence on both our Singapore joint venture and these two entities/suppliers, the Company reported these four purchases as related party transaction from accounting perspective and hence recorded this as separate related party costs in its financial statement. Associated amounts payable represents almost 77% of total liabilities.

12.	Share-Based Payments

As of March 31, 2018, the Company had 1,773,392 options, 84,586 restricted shares and 403,714 warrants outstanding.

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

Total share-based payments expense recorded by the Company during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31	March 31
	2018	2017
Employees and directors share-based payments	$121,190	$71,428

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of March 31, 2018, options available for issuance are 1,378,242 shares.

(a)	Stock Options

Stock option activity for the three months ended March 31, 2018 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2018	1,853,391	$3.20	2.99	0.02
Granted	-	-
Exercised	(70,000)	1.99
Expired	(9,999)	1.58
Forfeited	-	-
Outstanding at March 31, 2018	1,773,392	3.26	2.81	0.08
Vested and expected to vest as of March 31, 2018	1,773,392	3.26	2.81	0.08
Options exercisable at March 31, 2018 (vested)	1,676,308	3.34	4.53	0.11

As of March 31, 2018, approximately $116,897 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 2.13 years. The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was approximately $312,688 and nil, respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants that were issued to SSS has been expired on March 28, 2018.

As of March 31, 2018, the weighted average exercise price of the warrants was $1.75 and the weighted average remaining life was 0.84 years. The following table outlines the warrants outstanding and exercisable as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

2014 Broker Warrants (Series E Financing)	403,714	703,714	$1.75	01/31/19
2016 Warrants to SSS	-	1,818,182	$2.75	03/28/18
	403,714	2,521,896

(c) Restricted Shares

In January, 2017, the Company granted 35,000 restricted shares to one employee under the “2010 Plan.” The restricted shares have a vesting period of four years with the first one-fourth vesting on the first anniversary from grant date and the remaining three-fourth vesting ratably over twelve quarters. The grant date fair value of the restricted shares was $43,750. As this employee left the Company in February, no expense was recorded.

In March and April, 2017, the Company granted 365,000 restricted shares to certain employees under the “2010 Plan”. The restricted shares have a vesting period of four years with the first one-fourth vesting on the first anniversary from grant date and the remaining three-fourth vesting ratably over twelve quarters. The grant date fair value of the restricted shares was $778,200.

In November, 2017, the Board of Directors approved 2017 independent board compensation plan, which approved to grant 4,488 restricted shares to each of four then independent directors under the “2010 Plan.” The restricted shares were all vested immediately since commencement date. The aggregated grant date fair value of all those restricted shares was $100,000.

A summary of the restricted shares is as follows:

	Shares	Weighted-average fair value
Restricted shares outstanding at January 1, 2018	109,586	$1.92
Granted	-	-
Forfeited	-	-
Vested	(25,000)	2.00
Restricted shares outstanding at December 31, 2017	84,586	1.89

13.	Earnings (Loss) Per Common Share

	March 31, 2018		March 31, 2017
	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to common stockholders	(4,070,942)	(4,070,942)	2,212,879	2,212,879
Average equivalent shares
Weighted-average common shares outstanding	68,816,303	68,816,303	55,382,002	55,382,002
Convertible preferred shares	-	-	-	2,150,237
Dilutive effect of convertible promissory notes	-	-	-	3,183,482
Total average equivalent shares	68,816,303	68,816,303	55,382,002	60,715,721

Earnings (loss) per common share	(0.06)	(0.06)	0.04	0.04

Basic earnings (loss) per common share attributable to Seven Stars Cloud shareholders is calculated by dividing the net earnings (loss) attributable to Seven Stars Cloud shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. Diluted loss per share for the three months ended March 31, 2018 equals basic loss per share because the effect of securities convertible into common shares is anti-dilutive.

For the three months ended March 31, 2018 and 2017, the number of securities convertible into common shares not included in diluted loss per common share because the effect would have been anti-dilutive consists of the following:

	March 31,	March 31,
	2018	2017
Warrants	403,714	3,778,002
Options	1,882,978	2,251,428
Series A Preferred Stock	933,333	-
Convertible promissory note and interest	18,245,963	-
Total	21,465,988	6,029,430

14.	Income Taxes

As of March 31, 2018, the Company had approximately $31.2 million of the U.S domestic cumulative tax loss carryforwards and approximately $27.7 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss would be expired based on new Tax Law. These PRC tax loss carryforwards will expire beginning year 2019 to year 2023.

The income tax expense for the three months ended March 31, 2018 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance was increased approximately $0.9 million during the three months ended March 31, 2018.

As of March 31, 2018, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

15.	Contingencies and Commitments

(a) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices in China as follows:

Leased Property
Years ending December 31,	Costs
2018(9 months)	573,523
2019	237,691
2020	208,344
Thereafter	98,505
Total	$1,118,063

(b)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2018, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

In addition, the telecommunications, information, media industries, supply chain business and digital finance remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Company cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company's ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

(b)	Major Customers

Legacy YOD business

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operator. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of WCST's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid content as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that WCST is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from WCST to Yanhua reaches the amount of RMB13,000,000, the revenue above RMB13,000,000 will be shared with WCST from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

According to the Yanhua Agreement, the total price of the Existing Contents to be transferred is RMB13,000,000. The payment is agreed to be paid in two installments, the first half of RMB6,500,000 was received on December 30, 2016. The remaining RMB6,500,000 will be paid under the scenario that the license content fees due to Studios for the existing legacy Hollywood paid content will be settled. Due to the fact that the second installment will depend upon some future events and is contingent in nature, we deem this portion of the fee is not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized accordingly.

In terms of the additional revenue-sharing fee over the above-mentioned RMB13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of March 31, 2018, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB6,500,000 was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua.

Wecast Services

The holdings and businesses from Company’s two acquisitions in January, 2017 (Note 4) were resided under “Wecast Services”, its wholly-owned subsidiary Wecast Services Limited. Wecast Services (which resides under engine 7: supply chain management) is currently primarily engaged with consumer electronics and crude oil supply chain management operations. The Company has been engaged in the crude oil supply chain business since October 2017.

For the three months ended March 31, 2017, one customer individually accounted for more than 10% of the Company’s revenue. Three customers individually accounted for more than 10% of the Company’s net accounts receivables as of March 31, 2017, respectively.

For the three months ended March 31, 2018, one customer individually accounted for more than 10% of the Company’s revenue. One customer individually accounted for more than 10% of the Company’s net accounts receivables as of March 31, 2018, respectively.

(c) Major Suppliers

Legacy YOD business

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier. Since January 1, 2017, only the content that was acquired from SSS in the amount of $17.7 million were still recorded as licensed content assets and amortized into cost of sales based on revenue and gross profit margin estimates. For the three months ended March 31, 2017, $0.8 million was recorded in cost of sales and $0.8 million was recorded as revenue. No further revenue nor cost of sales was recorded since March 31, 2017.

Wecast Services

The Company relies on agreements with consumer electronics manufactures and crude oil suppliers.

For the three months ended March 31, 2017, two suppliers individually accounted for more than 10% of the Company’s cost of revenues. One suppliers individually accounted for more than 10% of the Company’s accounts payable as of March 31, 2017.

For the three months ended March 31, 2018, one supplier individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of March 31, 2018.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Group to significant concentration of credit risk primarily consist of cash and accounts receivable. As of March 31, 2018 and December 31, 2017, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	March 31,	December 31,
	2018	2017
RMB denominated bank deposits with financial institutions in the PRC	$1,490,461	311,894
US dollar denominated bank deposits with financial institutions in the PRC	$262,101	628,481
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	24,490	17,508
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$600,257	1,505,271
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$1,032,077	1,033,769
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$436,930	3,698,704

As of March 31, 2018 and December 31, 2017, deposits of $415,256 and $398,243 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

17.	Defined Contribution Plan

During 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $14,486 and $1,233 for the three months ended March 31, 2018 and March 31, 2017 respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $211,704 and $116,838 for the three months ended March 31, 2018 and March 31, 2017 respectively.

18.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017 when the Company acquired Wecast Services Limited and Wide Angle Group Limited in January 2017 (see note 4), the Company has operated two segments including the Legacy YOD segment and the Wecast Service segment. Therefore, there are two reportable segments for the three months ended March 31, 2018. The two reportable segments are:

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

Wecast Service - Wecast Services (which resides under engine 7: supply chain management) is currently primarily engaged with consumer electronics and oil crude supply chain management operations.

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

	Three Months Ended
	March 31,	March 31,
	2018	2017
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$-	$787,328
-Wecast Service	185,930,180	32,377,023
Net sales	185,930,180	33,164,351
GROSS PROFIT
-Legacy YOD	-	27,493
-Wecast Service	389,495	3,794,479
Gross profit	389,495	3,821,972

	March 31,	December 31,
	2018	2017
TOTAL ASSETS
-Legacy YOD	$27,301,471	$27,141,163
-Wecast Service	114,324,226	29,679,735
-Unallocated assets	3,781,080	11,270,378
-Intersegment elimination	(5,347,637)	(5,051,660)
Total	140,059,140	63,039,616

19.	Subsequent Event

As at May 15, 2018 (reporting date approved by Board of Directors), there is no material subsequent event to be disclosed.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2017 Annual Report under Part I. Item 1A. Risk Factors.

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

On October 19, 2017 the Company announced an agreement to establish a Joint Venture, BBD Digital Capital Group Ltd ("BDCG"), with management partners Tiger Sports Media Limited and Seasail Ventures Limited, ("Seasail") an affiliate of parent company BBD (https://en.bbdservice.com/introduction). The BDCG will focus on artificial intelligence-driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. By leveraging Seasail's technology, BDCG will look to capitalize on commodity and energy provider's needs for more precise risk management services, more informed operational planning and more strategic decision-making, specifically as they all relate to the trading of index, futures and commodities. In December 2017, the Company acquired 20% equity interest of BDCG from Tiger Sports Media Limited, which gave the Company 60% total equity interest, and BDCG would become one subsidiary of the Company. As per all business matters of this nature, SSC's Audit Committee has reviewed the terms and conditions of this SPA and has recommended that the Company obtain a valuation report in connection with the transaction. As requested by Company's management, the valuation report will be conducted post-signing of this SPA with both parties understanding that there is no obligation to close the transaction until valuation report obtained.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to transform our business and to meet internal or external expectations of future performance. We are aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By managing and providing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC offers a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals. In connection with this transformation, the Company is in the process of considerable changes, which including attempting to assemble a new management team, reconfiguring the business structure, and expanding the Company’s mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to make our products remain competitive. Our current electronic and crude oil products and services compete in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017	Amount Change	% Change
Revenue	$185,930,180	$33,164,351	$152,765,829	461%
Cost of revenue	185,540,685	29,342,379	156,198,306	532%
Gross profit	389,495	3,821,972	(3,432,477)	(90%)

Operating expense:
Selling, general and administrative expenses	3,689,118	1,265,172	2,423,946	192%
Research and development expenses	46,022	-	46,022	100%
Professional fees	712,933	267,133	445,800	167%
Depreciation and amortization	9,200	196,211	(187,011)	(95%)

Total operating expense	4,457,273	1,728,516	2,728,757	158%

Income (loss) from operations	(4,067,778)	2,093,456	(6,161,234)	(294%)
Interest expense, net	(28,320)	(41,557)	13,237	(32%)
Change in fair value of warrant liabilities	-	(270,116)	270,116	(100%)
Equity in loss of equity method investees	(19,743)	(43,746)	24,003	(55%)
Others	(46,545)	(99,570)	53,025	(53%)

Income (loss) before income taxes	(4,162,386)	1,638,467	(5,800,853)	(354%)

Income tax benefit	-	-	-	0%

Net income (loss)	(4,162,386)	1,638,467	(5,800,853)	(354%)

Net loss attributable to non-controlling interest	91,444	574,412	(482,968)	(84%)

Net income (loss) attributable to Seven Stars Cloud. shareholders	$(4,070,942)	$2,212,879	$(6,283,821)	(284%)

Revenues

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

On January 30, 2017, the Company completed the acquisition of Sun Video Group HK Limited ("SVG"), which has a 51% ownership stake in Shanghai Wecast Supply Chain Management Limited ("Wecast SH"). On January 31, 2017, the Company acquired 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). The holdings and businesses from both of these aforementioned acquisitions now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Limited. Wecast Services (which resides under the Engine seven- supply chain business) business unit, is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. Our ending customers include about 15 to 20 corporations across the world. Starting from October 2017, through partnership with another business partner, our newly controlled Singapore joint venture has been conducting oil trading business in Singapore.

3>	Consulting Services

This one-time revenue was attributable to platform build out consulting services to some of our customers in first quarter 2017.

	2018Q1		2017Q1	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	787,328	(787,328)	-100%
Wecast Services	185,930,180	100%	27,719,067	158,211,113	571%
Consulting Services	-	-	4,657,956	(4,657,956)	-100%
Total	185,930,180	100%	33,164,351	152,765,829	461%

Revenue for the three months ended March 31, 2018 was $185.9 million as compared to $33.2 million for the same period in 2017, an increase of approximately $152.8 million, or 461%. The increase was mainly due to our expanding business of crude oil trading initiated in October 2017. This increase was partially offset by a decrease of our legacy YOD business in the amount of $3.8 million, as the legacy YOD business shifts to a new exclusive distribution agreement with Zhejiang Yanhua Culture Media Co., Ltd., or Yanhua, which was announced in the fourth quarter of 2016.

In October, 2016, the Company signed an agreement to form a five years’ partnership with Yanhua, where Yanhua will act as the exclusive distribution operator (within the territory of PRC) of the Company’s licensed library of major studio films. Pursuant to the Yanhua agreement, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be transferred over to Yanhua, which was agreed to be priced at RMB13,000,000 (approximately $2 million). According to the agreement, as a whole package, the payment is agreed to be paid in two installments equally in the amount of RMB6,500,000. As of the March 31, 2018, the Company only received the first installments and recorded it as revenue within Legacy YOD business, however, considering the second installment was due to be received if the license content fees due to studios for the existing legacy Hollywood paid contents was settled, while the Company did not expect and did not make the payment to the studios, we deemed this portion of the fee to be not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized as of March 31, 2018. Meanwhile, as revenue generated by Yanhua did not exceed the revenue sharing threshold, no additional revenue was recorded.

In January, 2017, the Company completed acquisitions of SVG and Wide Angle. Within the Wecast Services segment, the Company conducted its supply chain business in different industrial vehicles. As of March 31, 2017, the Company had already set up two industrial vehicles for commercial electronics in Hong Kong and crude oil trading in Singapore. The Company expects to use its own platforms to expand its supply chain business.

Cost of revenues

	2018Q1	2017Q1	Difference
	USD	USD	USD	%
Legacy YOD	-	759,836	(759,836)	(100)%
Wecast Services	185,540,685	27,498,438	158,042,247	574%
Consulting Services	-	1,084,105	(1,084,105)	(100)%
Total	185,540,685	29,342,379	156,198,306	532%

Cost of revenues was approximately $185.5 million for the three months ended March 31, 2018, as compared to $29.3 million for the three months ended March 31, 2017. Our cost of revenues was increased by $156.2 million which is in line with our increase of revenues. Our cost of revenues is primarily comprised of costs to purchase electronics products and crude oil from suppliers in our supply chain business as well as the cost of sales in our Legacy YOD business which is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels.

Gross profit

	2018Q1	2017Q1	Difference
	USD	USD	USD	%
Legacy YOD	-	27,492	(27,492)	(100)%
Wecast Services	389,495	220,629	168,866	77%
Consulting Services	-	3,573,851	(3,573,851)	(100)%
Total	389,495	3,821,972	(3,432,477)	(90)%

Our gross profit for the three months ended March 31, 2018 was approximately $0.4 million, as compared to gross profit in the amount of $3.8 million during the same period in 2017. The gross profit ratio for the three months ended March 31, 2018 was 0.21%, while in 2017, it was 11.52%. The decrease was mainly due to: 1> the Company recorded one-time consulting service fees, which generated most of our gross profit in the first quarter of 2017; and 2) the low gross profit margin of the crude oil trading business which has significantly expanded and caused our gross profit margin ratio to decrease significantly.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 was $3.7 million as compared to $1.3 million for the same period in 2017, an increase of approximately $2.4 million or 192%. The majority of the increase was due to 1) an increase in headcounts and relevant traveling expense in the amount of $1.1 million; 2) an increase of approximately of $0.9 million in consulting service fees that were paid to our external consultants who provided various consulting services with respect to our on-going financial digital assets business; 3) an increase in our sales and marketing expense in the amount of $0.2 million relating to the introduction and promotion of our business models to various potential investors and business partners, as well as the marketing of Wecast Services, which was acquired in January 2017.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our professional fees for the three months ended March 31, 2018 was $0.7 million as compared to $0.3 million for the same period in 2017, an increase of approximately $0.4 million. The increase in professional fees was related to an increase in auditing service fees.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2018 was $0.01 million as compared to $0.2 million for the same period in 2017, a decrease of approximately $0.19 million. The decrease was mainly due to the sale of our Beijing office building in 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss in the fair value of warrant liabilities of $0.3 million for the three months ended March 31, 2017. All the remaining warrant liabilities have been expired as of August 30, 2017.

Income tax expenses

The income tax expense for the three months ended March 31, 2018 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method was recognized by recording 20% of the operating losses of Zhong Hai Media. For the three months ended March 31, 2017, operating loss attributable to Hua Cheng was approximately $0.01 million. The Company sold Zhong Hai Media on June 30, 2017 and there have therefore no more such allocations since then.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended March 31, 2018, approximately $275 of our operating loss from Wecast SH was allocated to Dillon Yu, which was $0.5 million in the same period in 2017.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the three months ended March 31, 2018, approximately $0.08 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was a $0.03 million operating loss for the same period in 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash of approximately $3.9 million. Approximately $2.1 million was held in our Hong Kong, US and Singapore entities and $1.8 million was held in our mainland China entities. The Company has no plans to repatriate these funds.

As discussed in Note 2 to the consolidated financial statements included in this report, the Company has incurred significant continuing losses in 2018 and 2017, and total accumulated deficits were $129.9 million and $125.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company also used cash for operations of approximately $3.9 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements in this report. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

On May 19, 2017, the Company completed a common stock financing for $2.0 million certain investors, officers & directors and affiliates in a private placement. In addition, with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million on October 23, 2017. In March, 2018, the Company entered into another common stock financing with GT Dollar Pte. Ltd. for a private placement of a total amount of $40.0 million. Although the Company may attempt to raise funds by issuing debt or equity instruments, however additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net cash used in operating activities	$(3,860,181)	$(3,386,146)
Net cash used in investing activities	(52,316)	(5,473)
Net cash provided by financing activities	527,632	8,745
Effect of exchange rate changes on cash	33,709	675,202
Net decrease in cash	(3,351,156)	(2,707,672)

Cash at beginning of period	7,205,096	3,761,814

Cash at end of period	$3,853,940	$1,054,142

Operating Activities

Cash used in operating activities only increased by $0.5 million for the three months ended March 31, 2018 compared to 2017, primarily due to an increase in accounts receivable because of a longer turnover period, but partially offset by a decrease in operating losses compared with 2017.

Financing Activities

We received $0.5 million proceeds from issuance of warrant and options for three months period ended March 31, 2018, while in the same period in 2017, there was little financing activities cash flow.

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

Revenue Recognition

In the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Because the Company's primary source of revenues is from industrial trading business, the impact on its consolidated financial statements is not material.

Product sales, including electronic products and crude oil sales are recognized when or as we transfer control of the promised products to our customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales orders are confirmed after negotiation on price between customers and us. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. Company purchases finished goods from suppliers in accordance with sales orders from customers. Our suppliers then deliver goods to our customers directly. Company is required to bear the direct risk of damage to the goods that the direct default risk that cannot be delivered to the customer. When the delivery is completed, company recognizes revenue and the related cost at the same time. According to purchase orders with suppliers, company, as the owner of the goods, becomes the first responsible party for the goods. Therefore, the Company accounts for revenue from sales of goods on a gross basis. The Company is the primary obligor in the arrangements, as company has the ability to establish prices, and has discretion in selecting the independent suppliers and other third-party that will perform the delivery service, the Company is responsible for the defective products and the Company bears credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness described below.

Changes in Internal Control Over Financial Reporting

On April 6, 2018, Mr. Simon Wang resigned from his position as Chief Financial Officer of the Company. On April 11, 2018, the Board unanimously appointed its previous Finance Director, Mr. Jason Wu, as the interim Chief Financial Officer and principal accounting officer of the Company, effective immediately.

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

Other than the changes stated above, there have been no other significant changes in internal control for the three months ended March 31, 2018, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2017 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2018, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2018.

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

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2018.

Seven Stars Cloud Group, Inc.

By: /s/ Jason Wu

Name: Jason Wu
Title: Interim Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)