Form 10-Q
period 2018-06-30
Seven Stars Cloud Group, Inc.
filed 2018-08-13
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

SEVEN STARS CLOUD GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Broadway, 19th Floor

New York, NY 10006

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,142,299 shares as of August 10, 2018.

QUARTERLY REPORT ON FORM 10-Q

OF SEVEN STARS CLOUD GROUP, INC.

FOR THE PERIOD ENDED JUNE 30, 2018

References

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “Seven Stars Cloud,”, “SSC”, “we,” “us,” and “our” are to Seven Stars Cloud Group, Inc. (formerly known as Wecast Network, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities; (ii) “CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company; (iii) “YOD Hong Kong” refers to YOU On Demand (Asia) Limited (formerly known as Sinotop Group Limited), a Hong Kong company wholly-owned by CB Cayman; (iv) “YOD WOFE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company wholly-owned by YOD Hong Kong; (v) “Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements; (vi) “Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017; (vii) “SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements; (viii) “Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media; (ix) “Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited) a Hong Kong company; (x) “Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company; (xi) “Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company; (xii)“SEC” refers to the United States Securities and Exchange Commission; (xiii) “Securities Act” refers to Securities Act of 1933, as amended; (xiv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; (xv) “PRC” and “China” refer to People’s Republic of China; (xvi) “Renminbi” and “RMB” refer to the legal currency of China; (xvii) “U.S. dollar,” “$” and “US$” refer to United States dollars; and (xviii) “VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEVEN STARS CLOUD GROUP, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
		(As adjusted*)
ASSETS
Current assets:
Cash	$1,775,374	$7,208,037
Restricted cash	362,418	369,280
Accounts receivable, net	112,785,737	26,962,085
Licensed content	16,958,149	16,958,149
Inventory	216,453	216,453
Prepaid expenses	919,340	2,202,728
Other current assets	3,302,234	2,276,096
Total current assets	136,319,705	56,192,828
Property and equipment, net	172,558	127,275
Intangible assets, net	143,568	148,874
Long term investments	16,745,320	6,975,511
Other non-current assets	189,224	-
Total assets	$153,570,375	$63,444,488
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Seven Stars Cloud Group, Inc. See note 3)
Accounts payable	$30,454,900	$26,829,593
Deferred revenue	105,507	222,350
Accrued interest due to a related party	79,562	20,055
Accrued other expenses	286,858	175,618
Accrued salaries	712,500	737,072
Amount due to related parties	81,918,686	434,030
Other current liabilities	974,787	625,942
Convertible promissory note due to a related party	3,000,000	3,000,000
Total current liabilities	117,532,800	32,044,660
Other non-current liabilities	-	384,243
Total liabilities	$117,532,800	$32,428,903
Commitments and contingencies (Note 15)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2018 and December 31, 2017, respectively	$1,261,995	$1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 73,092,299 and 68,509,090 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	73,092	68,509
Additional paid-in capital	176,033,510	158,449,544
Accumulated deficit	(138,734,415)	(126,693,022)
Accumulated other comprehensive loss	(936,020)	(782,074)
Total Seven Stars Cloud shareholders’ equity	36,436,167	31,042,957
Non-controlling interest	(1,660,587)	(1,289,367)
Total equity	34,775,580	29,753,590
Total liabilities, convertible redeemable preferred stock and equity	$153,570,375	$63,444,488

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
		(As adjusted*)		(As adjusted*)
Revenue	$132,986,538	$43,327,868	$318,920,359	$76,495,611
Cost of revenue from third parties	49,603,626	43,272,723	72,884,557	72,615,141
Cost of revenue from related parties	81,850,378	-	244,110,132	-
Gross profit	1,532,534	55,145	1,925,670	3,880,470

Operating expenses:
Selling, general and administrative expense	8,790,167	2,992,230	12,528,166	4,337,076
Research and development expense	679,587	-	725,609	-
Professional fees	640,365	777,583	1,353,298	1,048,525
Depreciation and amortization	13,020	61,100	23,225	257,320
Impairment of other intangible assets	-	63,621	-	63,621
Total operating expense	10,123,139	3,894,534	14,630,298	5,706,542

Loss from operations	(8,590,605)	(3,839,389)	(12,704,628)	(1,826,072)

Interest and other income (expense)
Interest expense, net	(28,137)	(3,448)	(56,172)	(44,750)
Change in fair value of warrant liabilities	-	26,117	-	(243,999)
Equity in loss of equity method investees	(10,691)	(33,090)	(30,434)	(76,836)
Other	18,512	(11,030)	367,500	(110,600)
Loss before income taxes	(8,610,921)	(3,860,840)	(12,423,734)	(2,302,257)

Income tax benefit	-	-	-	-

Net loss	(8,610,921)	(3,860,840)	(12,423,734)	(2,302,257)

Net loss attributable to non-controlling interest	290,897	57,221	382,341	631,633

Net loss attributable to Seven Stars Cloud shareholders	$(8,320,024)	$(3,803,619)	$(12,041,393)	$(1,670,624)

Basic loss per share	$(0.12)	$(0.06)	$(0.17)	$(0.03)
Diluted loss per share	$(0.12)	$(0.06)	$(0.17)	$(0.03)

Weighted average shares outstanding:
Basic	71,785,448	61,180,365	70,309,078	58,297,202
Diluted	71,785,448	61,180,365	70,309,078	58,297,202

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
		(As adjusted*)		(As adjusted*)
Net loss	$(8,610,921)	$(3,860,840)	$(12,423,734)	$(2,302,257)

Other comprehensive income (loss), net of nil tax Foreign currency translation adjustments	(117,927)	(815,853)	(142,825)	702,989
Comprehensive loss	(8,728,848)	(4,676,693)	(12,566,559)	(1,599,268)

Comprehensive loss attributable to non-controlling interest	270,628	259,001	371,220	664,591
Comprehensive loss attributable to Seven Stars Cloud shareholders	$(8,458,220)	$(4,417,692)	$(12,195,339)	$(934,677)

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2018	June 30, 2017
		(As adjusted*)

Cash flows from operating activities:
Net loss	$(12,423,734)	$(2,302,257)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,360,917	147,652
Provision for doubtful accounts	-	103,043
Depreciation and amortization	23,225	257,320
Equity in loss of equity method investees	30,434	76,836
Loss on disposal of assets	-	679,091
Change in fair value of warrant liabilities	-	243,999
Impairment of intangible assets	-	63,621

Change in assets and liabilities:
Accounts receivable	(85,823,652)	(33,765,572)
Licensed content	-	759,698
Prepaid expenses and other assets	(1,931,974)	3,699,840
Accounts payable	3,625,307	29,200,687
Amount due to related parties	81,850,378	-
Accrued expenses, salary and other current liabilities	(17,769)	(264,918)
Deferred revenue	(116,843)	(626,396)
Net cash used in operating activities	(11,423,711)	(1,727,356)

Cash flows from investing activities:
Acquisition of property and equipment	(64,828)	(53,031)
Proceeds from disposal of property and equipment	-	743
Disposal of Zhong Hai Shi Xun, net of cash disposed	-	(115,060)
Cash paid for the acquisition of subsidiaries	(391,610)	(693,187)
Net cash used in investing activities	(456,438)	(860,535)

Cash flows from financing activities
Proceeds from issuance of warrant and shares	6,427,632	1,866,301
Borrowings from related parties	25,888	90,979
Net cash provided by financing activities	6,453,520	1,957,280
Effect of exchange rate changes on cash	(12,896)	40,130
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,439,525)	(590,481)

Cash, cash equivalents and restricted cash at beginning of period	7,577,317	4,079,769

Cash, cash equivalents and restricted cash at end of period	$2,137,792	$3,489,288

Supplemental Cash Flow Information:

Exchange of Series E Preferred Stock for common stock	$-	$7,155

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2017 (As adjusted*)	7,154,997	$7,155	53,918,523	$53,918	$152,792,855	$(115,829,451)	$(1,371,498)	$35,652,979	$(5,325,481)	$30,327,498
Share-based compensation	-	-	-	-	147,652	-	-	147,652	-	147,652
Common stock issuance	-	-	538,182	538	1,479,463	-	-	1,480,001	-	1,480,001
Common stock issuance for RSU vested	-	-	105,215	105	(105)	-	-	-	-	-
Common stock issuance for option exercised	-	-	11,035	11	(11)	-	-	-	-	-
Common stock issued for warrant exercised	-	-	236,105	236	563,261	-	-	563,497	-	563,497
Common stock issued from conversion of series E preferred stock	(7,154,997)	(7,155)	7,154,997	7,155	-	-	-	-	-	-
Disposal of Zhong Hai Shi Xun	-	-	-	-	(9,993,734)	(360,518)	(220,717)	(10,574,969)	3,947,477	(6,627,492)
Acquisition of Guang Ming					78,630			78,630		78,630
Net loss	-	-	-	-	-	(1,670,624)	-	(1,670,624)	(631,633)	(2,302,257)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	735,947	735,947	(32,958)	702,989
Balance, June 30, 2017 (As adjusted*)	-	$-	61,964,057	$61,963	$145,068,011	$(117,860,593)	$(856,268)	$26,413,113	$(2,042,595)	$24,370,518

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2018

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Seven Stars Cloud Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2018 (As adjusted*)	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation			3,360,917			3,360,917		3,360,917
Investment from GTD and SSS			5,900,000			5,900,000		5,900,000
Common stock issuance for RSU vested	1,240,707	1,241	(1,241)			-		-
Common stock issuance for option exercised	42,502	42	2,590			2,632		2,632
Common stock issued for warrant exercised	300,000	300	524,700			525,000		525,000
Common stock issuance for acquisition of BDCG	3,000,000	3,000	7,797,000			7,800,000	-	7,800,000
Net loss				(12,041,393)		(12,041,393)	(382,341)	(12,423,734)
Foreign currency translation adjustments, net of nil tax					(153,946)	(153,946)	11,121	(142,825)
Balance, June 30, 2018	73,092,299	$73,092	$176,033,510	$(138,734,415)	$(936,020)	$36,436,167	$(1,660,587)	$34,775,580

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”) acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd on April 4 2018 as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”)

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

Starting in early 2017, SSC has been aiming to become a next generation Artificial-Intelligent (AI) & blockchain-powered, fintech company. By providing and managing an infrastructure and ecosystem that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC is aiming to offer a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

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

In 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that SSC holds in one loss-generating non-core asset, was sold to BT for zero. The detail of this transaction have been disclosed in Note 11.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 30, 2018(“2017 Annual Report”).

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

For the six months ended June 30, 2018 and 2017, the Company incurred loss from operations of approximately $12.7 million and $1.8 million, respectively, and incurred net loss of $12.4 million and $2.3 million, respectively, and cash used in operations was approximately $11.4 million and $1.7 million, respectively. Further, the Company had accumulated deficit of approximately $138.7 million and $126.7 million as of June 30, 2018 and December 31, 2017, respectively, due to recurring losses since the inception of its business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On May 19, 2017, the Company completed a common stock financing for $2.0 million with certain investors, officers & directors and affiliates in a private placement. On October 23, 2017, the Company completed a common stock financing with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million. In March 2018, the Company entered into a common stock financing with GT Dollar Pte. Ltd., for a private placement totaling $40.0 million, which agreement was subsequently amended and restated on June 28, 2018 to reduce such investment to $10.0 million (See Note 9). The Company has received $5.3 million and expects to receive the remaining $4.7 million in the third quarter. The Company entered into a Convertible Note Purchase Agreement with Advantech Capital Investment II Limited on June 28, 2018 for $12.0 million. The funds were delivered on July 5, 2018.

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

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company provides its services through Sinotop Beijing. The Company has the ability to control Sinotop Beijing through a series of contractual agreements entered into among YOD WOFE, YOD Hong Kong, Sinotop Beijing and the legal shareholders of Sinotop Beijing.

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

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WOFE, Sinotop Beijing, Mei Chen and Yun Zhu (collectively, the “Nominee Shareholders”), the Nominee Shareholders pledged all of their equity interests in Sinotop Beijing (the “Collateral”) to YOD WOFE as security for the performance of the obligations of Sinotop Beijing to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WOFE, Sinotop Beijing and the Nominee Shareholders, the Nominee Shareholders granted an exclusive option to YOD WOFE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in Sinotop Beijing. The exercise price of the option shall be determined by YOD WOFE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in Sinotop Beijing held by the Nominee Shareholders are transferred to YOD WOFE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WOFE, Sinotop Beijing and each of the respective Nominee Shareholders, each of the Nominee Shareholders granted YOD WOFE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of Sinotop Beijing. The Nominee Shareholders may not transfer any of its equity interest in Sinotop Beijing to any party other than YOD WOFE. The Power of Attorney agreements may not be terminated except until all of the equity in Sinotop Beijing has been transferred to YOD WOFE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement between YOD WOFE and Sinotop Beijing, YOD WOFE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to Sinotop Beijing, and Sinotop Beijing is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WOFE. As compensation for providing the services, YOD WOFE is entitled to receive service fees from Sinotop Beijing equivalent to YOD WOFE’s cost plus 30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WOFE and Sinotop Beijing agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of Nominee Shareholders (collectively, the “Spouses”), the Spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses agreed to not make any assertions in connection with the equity interest of Sinotop Beijing and to waived consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WOFE’s request. In the event the Spouses obtain any equity interests of Sinotop Beijing which are held by the Nominee Shareholders, the Spouses agreed to be bound by the New Sinotop VIE Agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the New Sinotop VIE Agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WOFE and Mei Chen and YOD WOFE and Yun Zhu, YOD WOFE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WOFE further waived and released Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of Sinotop Beijing, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WOFE’s best interests. Conversely, the Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either Nominee Shareholders or YOD WOFE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

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

Pursuant to the above contractual agreements, YOD WOFE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WOFE considers that there is no asset of Sinotop Beijing that can be used only to settle obligations of Sinotop Beijing, except for the registered capital of the entity amounting to RMB10.6 million (approximately $1.6 million) as of June 30, 2018. As Sinotop Beijing is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

b)	Tianjin Sevenstarflix Network Technology Limited (“SSF”) VIE structure and arrangements

To comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company plans to also provide its services through SSF, which is applying to hold the licenses and approvals to provide digital distribution and Internet content services in the PRC. The Company has the ability to control SSF through a series of contractual agreements, as described below, entered into among YOD WOFE, YOD Hong Kong, SSF and the legal shareholders of SSF.

On April 5, 2016, YOD WOFE entered into variable interest entity agreements with SSF and its nominee shareholders pursuant to the Amended Tianjin Agreement dated December 21, 2015 (see Note 12(c)) (the “SSF VIE Agreements”). Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Bruno Zheng Wu, the Company’s Chairman. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

The terms of the SSF VIE Agreements are as follows:

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among YOD WOFE, Lan Yang and Yun Zhu (the “Nominee Shareholders”), dated April 5, 2016, the Nominee Shareholders pledged all of their capital contribution rights in SSF to YOD WOFE as security for the performance of the obligations of SSF to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the Nominee Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Call Option Agreement

Pursuant to the Call Option Agreement among YOD WOFE, SSF and the Nominee Shareholders, dated April 5, 2016, the Nominee Shareholders granted an exclusive option to YOD WOFE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the Nominee Shareholders’ equity in SSF. The exercise price of the option shall be determined by YOD WOFE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in SSF held by the Nominee Shareholders is transferred to YOD WOFE, or its designee and may not be terminated by any party to the agreement without consent of the other parties.

Power of Attorney

Pursuant to the Power of Attorney agreements among YOD WOFE, SSF and each of the respective Nominee Shareholders, dated April 5, 2016, each of the Nominee Shareholders granted YOD WOFE the irrevocable right, for the maximum period permitted by law, to all of its voting rights as shareholders of SSF. The Nominee Shareholders may not transfer any of their equity interest in SSF to any party other than YOD WOFE. The Power of Attorney agreements may not be terminated except until all of the equity in SSF has been transferred to YOD WOFE or its designee.

Technical Service Agreement

Pursuant to the Technical Service Agreement, dated April 5, 2016, between YOD WOFE and SSF, YOD WOFE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to SSF, and SSF is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WOFE. As compensation for providing the services, YOD WOFE is entitled to receive service fees from SSF equivalent to YOD WOFE’s cost plus 20-30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WOFE and SSF agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, dated April 5, 2016, undersigned by the respective spouse of the Nominee Shareholders (collectively, the “Spouses”), the Spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses agreed to not make any assertions in connection with the equity interest of SSF and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The Spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WOFE’s request. In the event the Spouses obtain any equity interests of SSF which are held by the Nominee Shareholders, the Spouses agreed to be bound by the SSF VIE Agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the SSF VIE Agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WOFE and Lan Yang and YOD WOFE and Yun Zhu, both dated as of April 5, 2016, YOD WOFE agreed to indemnify Nominee Shareholders against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WOFE further waived and released the Nominee Shareholders from any claims arising from, or related to, their role as the legal shareholder of SSF, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WOFE’s best interests. The Nominee Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either the Nominee Shareholders or YOD WOFE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

Loan Agreement

Pursuant to the Loan Agreement among YOD WOFE and the Nominee Shareholders, dated April 5, 2016, YOD WOFE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of June 30, 2018, RMB 27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB 27.6 million (US $4.2 million) in the form of capital contribution. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WOFE or YOD WOFE’s designated persons, through (i) YOD WOFE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WOFE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WOFE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WOFE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management Services Agreement

In addition to the SSF VIE Agreements, the Company’s subsidiary and the parent company of YOD WOFE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) entered into a Management Services Agreement with SSF, dated as of April 6, 2016 (the “Management Services Agreement”). Pursuant to a Management Services Agreement, YOD Hong Kong has the exclusive right to provide to SSF management, financial and other services related to the operation of SSF’s business, and SSF is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong is entitled to receive a fee from SSF, upon demand, equal to 100% of the annual net profits as calculated on accounting policies generally accepted in the PRC of SSF during the term of the Management Services Agreement. YOD Hong Kong may also request ad hoc quarterly payments of the aggregate fee, which payments will be credited against SSF’s future payment obligations.

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

Pursuant to the above contractual agreements, YOD WOFE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WOFE considers that there is no asset of SSF that can be used only to settle obligation of YOD WOFE, except for the registered capital of SSF amounting to RMB 50.0 million (approximately $7.5 million), among which RMB 27.6 million (approximately $4.2 million) has been injected as of June 30, 2018. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$2,737	$3,898
Prepaid expenses	869	3,604
Other current assets	1,511	1,537
Intercompany receivables due from the Company's subsidiaries(i)	2,452,736	2,494,505
Total current assets	2,457,853	2,503,544
Long term investments	3,690,884	3,719,467
Total assets	$6,148,737	6,223,011

LIABILITIES
Current liabilities:
Other current liabilities	$41	41
Intercompany payables due to the Company's subsidiaries(i)	3,541,150	3,601,454
Total current liabilities	3,541,191	3,601,495
Total liabilities	$3,541,191	3,601,495

	Six Months Ended
	June 30,	June 30,
	2018	2017
Revenue	$-	794,273
Net income (loss)	$(32,590)	132,231

	Six Months Ended
	June 30,	June 30,
	2018	2017
Net cash used in operating activities	$(1,161)	(1,558,586)
Net cash used in investing activities	$-	(141,639)
Net cash provided by financing activities(i)	$-	189,515

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to Sinotop Beijing in the six months period ended June 30, 2017.

The decrease in revenue, net income and net cash used in operating activities was mainly due to disposal of Zhong Hai Shi Xun Media in 2017.

4.	Acquisition

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

As of June 30, 2018, the Company recorded the $24.3 million SVG Note as additional paid in capital, as the Company believes that the Performance Guarantees can be met within 12 months of the closing. Considering the proceeds transferred were larger than carrying amounts of the net assets received, such $24.3 million was then recognized as a reduction to the Company’s additional paid in capital. The Company has not begun accruing any reserves relating to potential Net Income Threshold earnout payments, since the Sun Video Business is currently not close to exceeding this threshold.

(ii) Acquisition of BBD Digital Capital Group Ltd.

On December 7, 2017, the Company entered into a Securities Purchase Agreement (the “BDCG Purchase Agreement”) with Tiger Sports Media Limited, a Hong Kong limited liability company (“Tiger”) pursuant to which the Company agreed to purchase Tiger’s 20% equity ownership in BBD Digital Capital Group Ltd. (“BDCG”), a New York corporation. SSC will purchase the 20% equity from Tiger for a total purchase price of $9.8 million (the “Transaction”) which consists of $2 million in cash and $7.8 million to be paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock). The valuation report was received post-signing of the BDCG Purchase Agreement with both parties agreeing that there is no obligation to close the Transaction until a satisfactory valuation report has been received, evaluated and approved by the Company’s Audit Committee. On April 24, 2018, the Audit Committee approved the satisfactory valuation report provided by an independent third party and closed this transaction. The Company paid the $2 million in cash upon the execution of the BDCG Purchase Agreement and issued the 3 million shares of Company common stock upon the closing of the Transaction which is contingent upon the receipt of a valuation report satisfactory to the Audit Committee. According to the BDCG Joint Venture Agreement, Board actions shall only be valid with more than 2/3 of the directors’ approval. As the Company is only able to assign 3 directors of the 5 in the Board, it is concluded that the Company does not have control in BDCG and should use an equity method to record the investment in BDCG. After such acquisition, the Company owns 60% of BDCG. It will be consolidated once the Company changes BDCG’s article of incorporation (or that joint venture agreement) according to GAAP.

(iii) Acquisition of Shanghai GuangMing

On December 7, 2017, the Company entered into a Securities Purchase Agreement (the “GuangMing Purchase Agreement”) with Tianjin Sun Seven Stars Culture Development Co. Ltd, a PRC limited liability company (“Tianjin SSCD”) and Beijing Nanbei Huijin Investment Co., Ltd., a PRC limited liability company (“Beijing Nanbei”), pursuant to which the Company agreed to purchase Tianjin SSCD’s 80% equity ownership in Shanghai GuangMing Investment Management (“Shanghai GuangMing”), a PRC limited liability company, and Beijing Nanbei’s 20% equity ownership in Shanghai GuangMing. SSC will purchase the 100% equity for a total purchase price of $0.36 million (the “Transaction”). The fairness opinion report, which is delivered by Deloitte & Touche Financial Advisory Services Limited, has been received, evaluated and approved by the Company’s Audit Committee in April, 2018.

5.	Accounts Receivable, Net

Accounts receivable consists of the following:

	June 30,	December 31,
	2018	2017
Accounts receivable, gross:	$112,789,368	26,965,731
Less: allowance for doubtful accounts	(3,631)	(3,646)
Accounts receivable, net	$112,785,737	26,962,085

The movement of the allowance for doubtful accounts is as follows:

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018	December 31, 2017
Balance at the beginning of the period	$(3,646)	(2,828,796)
Additions charged to bad debt expense	-	(145,512)
Write-off of bad debt allowance	15	89,851
Disposal of Zhong Hai Shi Xun	-	2,880,811
Balance at the end of the period	$(3,631)	(3,646)

6.	Property and Equipment, Net

The following is a breakdown of the Company’s property and equipment:

	June 30,	December 31,
	2018	2017
Furniture and office equipment	$318,596	308,383
Vehicle	146,458	147,922
Leasehold improvements	60,075	8,058
Total property and equipment	525,129	464,363
Less: accumulated depreciation	(352,571)	(337,088)
Property and Equipment, net	$172,558	127,275

The Company recorded depreciation expense of approximately $10,537 and $18,121 for the three and six months ended June 30, 2018 and $32,707 and $200,798 for the three and six months ended June 30, 2017 respectively.

7.	Intangible Assets

As of June 30, 2018 and December 31, 2017, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	June 30, 2018				December 31, 2017
	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Amortizing Intangible Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Software and licenses	213,857	(204,579)	-	9,278	214,210	(199,626)	-	14,584
Patent and trademark (i)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	(53,022)	-
Total amortizing intangible assets	$306,822	(244,522)	(53,022)	9,278	$307,175	$(239,569)	$(53,022)	$14,584

Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent (i)	10,599	-	(10,599)	-	10,599	-	(10,599)	-
Total intangible assets	$451,711	(244,522)	(63,621)	143,568	$452,064	$(239,569)	$(63,621)	$148,874

(i) During the second quarter of 2017, the Company determined that one of its subsidiaries in the US would not serve the core business or generate future cash flow. As no future cash flows will be generated from using the patents owned by this subsidiary, the Company estimated the fair value of those patents to be nil as of June 30, 2017. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from patents of $63,621 was recognized in 2017 to write off the entire book value of the patents.

The following table outlines the amortization expense for the following years:

Amortization to be
Years ending December 31,	Recognized
2018 (6 months)	$5,061
2019	4,217
Total amortization to be recognized	$9,278

8.	Long Term Investments

Equity investments without readily determinable fair values

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity investments without readily determinable fair values as of the period ended June 30, 2018 and December 31, 2017 are as follow:

	June 30,	December 31,
	2018	2017
Topsgame (i)	$3,365,969	3,365,969
Frequency (ii)	3,000,000	3,000,000
DBOT (iii)	250,000	250,000
Total	$6,615,969	6,615,969

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

The Company expects to sell its investment interest in Topgain and other owned IP and its investment interest in Frequency (discussed in Note 8 (ii)) to an independent third party with consideration greater than its net book value in 2018. The Company has signed a letter of intent with this third party and management believes it will close this transaction in 2018 on the basis of a valuation report provided by a qualified independent valuation firm. Accordingly, the Company did not make any impairment to either of these long-lived assets as of June 30, 2018.

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

In August, 2017, the Company subscribed for a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology. The Company accounts for this investment as equity investments without readily determinable fair values, as the Company owns less than 4% of the common shares and the Company has no significant influence over DBOT.

On December 18, 2017, January 12, 2018 and February 28, 2018, the Company entered into three stock purchase agreements with certain existing DBOT shareholders to acquire their owned shares of common stock of DBOT in an aggregate amount of 3,543,546 shares. To acquire those shares, the Company agreed to issue in the aggregate amount of 2,267,869 SSC common stock. The closing of these transactions with DBOT are still pending as it is necessary to obtain approval from FINRA, and the Company has not issued the shares and recorded such as additional investments as of June 30, 2018. Therefore the Company did not change the fair value of this investment.

Equity method investments

Equity method investment movement for the six months ended on June 30, 2018 is as follow:

	June 30, 2018
		December 31, 2017	Addition	Loss on investment	Foreign currency translation adjustments	June 30, 2018
Wecast Internet	(i)	6,044		(1,608)	-	4,436
Hua Cheng	(ii)	353,498		(28,826)	243	324,915
Shandong Media	(iii)	-		-	-	-
BDCG	(iv)	-	9,800,000	-	-	9,800,000
Total		$359,542	9,800,000	(30,434)	243	10,129,351

(i)	Investment in Wecast Internet

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

As of the period ended June 30, 2018 and December 31, 2017, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Investment in Shandong Media

As of the period ended June 30, 2018 and December 31, 2017, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of June 30, 2018 and December 31, 2017.

(iv)	Investment in BDCG

As of the period ended June 30, 2018 and December 31, 2017, the Company held 60% and 20% equity ownership in BDCG respectively, and accounts for the investment by the equity method, as indicated in Note 4.

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

On March 17, 2018, the Company entered into a subscription agreement (the “Subscription Agreement”) with GT Dollar Ptd. Ltd. (“GTD”) for a private placement (“GT Financing”) in the total amount of $40.0 million, which consists of issuance of new shares in the amount of US$25,066,878.20 and issuance of two promissory notes in the amount of US$10,000,000 and US$4,933,121.80, respectively. The Subscription Agreement was subsequently amended and restated (the “Amended Agreement”) on June 28, 2018 to reduce the amount of such investment to $10.0 million and to terminate the two promissory notes. Pursuant to the terms of the Amended Agreement, the Company will issue and sell to GTD, an aggregate of 5,494,506 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), for $1.82 per share, or a total purchase price of $10,000,000.92. The Company has received $5.3 million and expects to receive the remaining $4.7M in the third quarter. The Company has not yet issued any shares with respect to this financing.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of cash, accounts receivable, notes receivable, accounts payable, accrued other expenses, other current liabilities and convertible promissory note as of June 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments.

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

For the three and six months ended June 30, 2018, the Company recorded interest expense of $30,000 and $59,507, respectively, related to the Note; For the three and six months ended June 30, 2017, the Company recorded interest expense of $29,507 and $59,507, respectively, related to the Note.

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

(c)	Acquisition of GuangMing

On December 7, 2017, the Company entered into a Securities Purchase Agreement with Shanghai Guang Ming Investment Management Limited, a PRC limited liability entity (“Guang Ming”), Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd. SSC will purchase 100% of Guang Ming’s issued and outstanding shares for a total purchase price of RMB 2.4 million (approximately $363,436). Guang Ming holds a special fund management license and SSC’s purpose for making the acquisition is to develop a fund management platform. The closing of the acquisition is conditioned upon, among other things, the sellers, including Guang Ming, obtaining all of the necessary approvals from the Asset Management Association of China (“AMAC”), a self-regulatory organization which oversees and regulates fund management companies in China. In the event that AMAC does not accept the sellers’ submission for change of ownership, this agreement shall be rescinded, and the sellers shall continue their ownership of Guang Ming and shall refund any portion of the purchase price previously paid within 15 days of notice from the Company. This agreement was approved by the Company’s Audit Committee and the closing of the Acquisition is also subject to the receipt of a fairness opinion and valuation report satisfactory to the Company and which concludes that the purchase price of the acquisition is fair from a financial point of view to the Company. The acquisition is deemed to be a related party transaction because Tianjin is an affiliate of Bruno Wu, the Company’s Chairman and Chief Executive Officer. In April 2018, the fairness opinion was approved by Audit Committee, and the Company paid the consideration and closed this acquisition.

(d)	Crude Oil Trading

During the first six months of 2018, ten of our crude oil transactions were purchased from three entities of which our minority shareholder has significant influence upon and because this minority shareholder has significant influence on both our Singapore joint venture and these three entities/suppliers, the Company reported these ten purchases as related party transaction from accounting perspective and hence recorded this as separate related party costs in its financial statement. Associated amounts payable represents almost 69.6% of total liabilities.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Share-Based Payments

As of June 30, 2018, the Company had 1,773,392 options, 130,586 restricted shares and 403,714 warrants outstanding.

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

Total share-based payments expense recorded by the Company during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Employees and directors share-based payments	$3,239,727	$76,224	$3,360,917	$147,652

Effective as of December 3, 2010, our Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of June 30, 2018, options available for issuance are 92,499 shares.

(a)	Stock Options

Stock option activity for the six months ended June 30, 2018 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2018	1,853,391	$3.20	2.99	0.02
Granted	-	-
Exercised	(70,000)	1.99
Expired	(9,999)	1.58
Forfeited	-	-
Outstanding at June 30, 2018	1,773,392	3.26	4.55	0.02
Vested and expected to vest as of June 30, 2018	1,773,392	3.26	4.55	0.02
Options exercisable at June 30, 2018 (vested)	1,682,559	3.34	4.30	0.02

As of June 30, 2018, approximately $110,584 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.93 years. The total fair value of shares vested during the six months ended June 30, 2018 and 2017 was approximately $319,001 and $19,357, respectively.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants that were issued to SSS has been expired on March 28, 2018.

As of June 30, 2018, the weighted average exercise price of the warrants was $1.75 and the weighted average remaining life was 0.59 years. The following table outlines the warrants outstanding and exercisable as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	Number of	Number of
	Warrants	Warrants
Warrants Outstanding	Outstanding and Exercisable	Outstanding and Exercisable	Exercise Price	Expiration Date

2014 Broker Warrants (Series E Financing)	403,714	703,714	$1.75	01/31/19
2016 Warrants to SSS	-	1,818,182	$2.75	03/28/18
	403,714	2,521,896

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Restricted Shares

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

In April and June, 2018, the Company granted 1,342,743 restricted shares to certain employees under the “2010 Plan”. 1,239,743 of the restricted shares were all vested immediately since commencement date. Rest of the shares have a vesting period of two years with the first half vesting on the first anniversary from grant date and the other half vesting on the second anniversary. The grant date fair value of the restricted shares was $3,469,532.

A summary of the restricted shares is as follows:

	Shares	Weighted-average fair value
Restricted shares outstanding at January 1, 2018	109,586	1.92
Granted	1,342,743	2.58
Forfeited	(57,000)	2.02
Vested	(1,264,743)	2.57
Restricted shares outstanding at June 30, 2018	130,586	2.39

13.	Earnings (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(8,320,024)	$(3,803,619)	$(12,041,393)	$(1,670,624)
Basic
Basic weighted average shares outstanding	71,785,448	61,180,365	70,309,078	58,297,202

Diluted
Diluted weighted average common shares outstanding	71,785,448	61,180,365	70,309,078	58,297,202

Net loss per share:
Basic	$(0.12)	$(0.06)	$(0.17)	$(0.03)
Diluted	$(0.12)	$(0.06)	$(0.17)	$(0.03)

Basic earnings (loss) per common share attributable to Seven Stars Cloud shareholders is calculated by dividing the net earnings (loss) attributable to Seven Stars Cloud shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. Diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017 both equal to basic loss per share for respective periods because the effect of securities convertible into common shares is anti-dilutive.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Warrants	403,714	3,546,897	403,714	3,546,897
Options	1,903,978	2,462,863	1,903,978	2,462,863
Series A Preferred Stock	933,333	933,333	933,333	933,333
Convertible promissory note and interest	18,265,908	35,745,070	18,265,908	35,745,070
Total	21,506,933	42,688,163	21,506,933	42,688,163

14.	Income Taxes

As of June 30, 2018, the Company had approximately $35.7 million of the U.S domestic cumulative tax loss carryforwards and approximately $31.3 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss would be expired based on new Tax Law. These PRC tax loss carryforwards will expire beginning year 2019 to year 2023.

The income tax expense for the six months ended June 30, 2018 is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance was increased approximately $2.8 million during the six months ended June 30, 2018.

As of June 30, 2018, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

15.	Contingencies and Commitments

(a)	Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices as follows:

Leased Property
Years ending December 31,	Costs
2018(6 months)	602,230
2019	715,164
2020	360,394
Thereafter	93,376
Total	$1,771,164

(b)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2018, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through Zhong Hai Media, which the Company controls as a result of a series of contractual arrangements entered among YOD WOFE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WOFE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WOFE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WOFE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in China may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Company cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company's ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In terms of the additional revenue-sharing fee over the above-mentioned RMB13,000,000 fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of June 30, 2018, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB6,500,000 was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua.

Wecast Services

The holdings and businesses from Company’s two acquisitions in January 2017(Note 4) now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Group Limited. Wecast Services is currently primarily engaged with consumer electronics e-commerce and crude oil supply chain management operations. The Company has been engaged in the crude oil supply chain business since October 2017.

For the six months ended June 30, 2017, one customer individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of June 30, 2017, respectively.

For the six months ended June 30, 2018, one customer individually accounted for more than 10% of the Company’s revenue. One customers individually accounted for more than 10% of the Company’s net accounts receivables as of June 30, 2018.

(c)	Major Suppliers

Legacy YOD business

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier. Since January 1, 2017, only the content that was acquired from SSS in the amount of $17.7 million were still recorded as licensed content assets and amortized into cost of sales based on revenue and gross profit margin estimates. For the six months ended June 30, 2017, $0.8 million was recorded in cost of sales and $0.8 million was recorded as revenue. No further revenue nor cost of sales was recorded since March 31, 2017.

Wecast Services

The Company relies on agreements with consumer electronics manufacturers and crude oil suppliers.

For the six months ended June 30, 2017, three suppliers individually accounted for more than 10% of the Company’s cost of revenues. Three suppliers individually accounted for more than 10% of the Company’s accounts payable as of June 30, 2017.

For the six months ended June 30, 2018, two supplier individually accounted for more than 10% of the Company’s cost of revenues. Two supplier individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of June 30, 2018.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of June 30, 2018 and December 31, 2017, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong , the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	June 30,	December 31,
	2018	2017
RMB denominated bank deposits with financial institutions in the PRC	$739,986	684,115
US dollar denominated bank deposits with financial institutions in the PRC	$629,437	628,481
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$29,083	17,508
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$165,171	1,505,271
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	-	1,033,769
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$561,697	3,698,704

As of June 30, 2018 and December 31, 2017 deposits of $426,399 and $398,243 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

17.	Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $1,442 and $2,755 for the three and six months ended June 30, 2018 respectively and $904 and $2,100 for the three and six months ended June 30, 2017 respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $372,061 and $255,408 for the six months ended June 30, 2018 and 2017, respectively.

18.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January 2017 (see note 4), the Company has operated two segments including Legacy YOD segment and Wecast Service segment. Therefore, there are two reportable segments for the six months ended June 30, 2018. The two reportable segments are:

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

Wecast Service - Wecast Services (which resides under engine 7: supply chain management) is currently primarily engaged with consumer electronics and oil crude supply chain management operations..

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

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,	June 30,
	2018	2017
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$-	$794,273
-Wecast Service	318,920,359	75,701,338
Net sales	318,920,359	76,495,611
GROSS PROFIT
-Legacy YOD	-	31,659
-Wecast Service	1,925,670	3,848,811
Gross profit	1,925,670	3,880,470

	June 30,	December 31,
	2018	2017
TOTAL ASSETS
-Legacy YOD	$27,538,697	$27,141,163
-Wecast Service	128,844,435	30,084,607
-Unallocated assets	2,618,053	11,270,378
-Intersegment elimination	(5,430,810)	(5,051,660)
Total	153,570,375	63,444,488

19.	Subsequent Events

As at August 13, 2018, material subsequent events are as below.

Global Headquarters for Technology and Innovation in Connecticut

On July 3, 2018, Seven Stars Cloud announced that it will be establishing its global headquarters for technology and innovation called Chain Valley, in Connecticut, transforming UConn’s former campus in West Hartford into a thriving center for research, training, and business development. The $283 million project is expected to create 330 jobs over the next five years.

Seven Stars Cloud entered into a Purchase and Sale Agreement, effective July 11, 2018 (the “P&S Agreement”), with the State of Connecticut acting by and through the University of Connecticut pursuant to which the Company is purchasing the parcel of land formerly known as the University of Connecticut Greater Hartford campus, including buildings and improvements (the “Acquisition”) for purposes of creating the Company’s global headquarters for technology and innovation. The Company delivered a deposit of $520,000 and the balance of the $5,200,000 purchase price is deliverable when the purchase contemplated by the P&S Agreement is closed. Such closing will be subject to typical closing conditions and shall occur within 30 days after the satisfaction of all closing conditions.

In connection with the Acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement"), pursuant to which the State of Connecticut may provide up to $10,000,000 of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10,000,000 of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default.

Entry into a Material Definitive Agreement with C4 Holdco, Ltd.

Effective July 18, 2018, Seven Stars Cloud entered into an Interim Agreement with C4 Holdco, Ltd., an England and Wales Private Limited Company (“C4”) (the “Interim Agreement”), pursuant to which the Company and C4 set forth their interim agreement with respect to the joint venture which the parties desire to establish and operate and for which the parties are in good faith discussions to form and operate under the name GenXPlus (the “Joint Venture”). It is expected that pursuant to the Joint Venture SSC will contribute up to $700,000 and certain intellectual property and C4 will contribute services and intellectual property. It is expected that the Company will own 75% of the proposed joint venture and C4 will own 25% subject to a potential adjustment to 65% and 35%, respectively.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Interim Agreement, the Company shall form a private limited company, named Genxplus Global Ltd. (“Genx Global”) under the laws of England and Wales. Genx Global will be a wholly owned subsidiary of the Company until such time as C4 becomes a shareholder of Genx Global. The Company has agreed to fund $350,000 to GenxGlobal as soon as practicable and to fund an additional $350,000 to GenxGlobal if a definitive agreement is reached with respect to the Joint Venture; provided, however, that the Company may choose to fund the remaining $350,000 in the event that a definitive agreement has not been reached. The Company and C4 acknowledge that the $700,000 represents initial capital to meet the priority objectives and the management team will create the business plan and requirements for the business, to be funded by the Company in a manner to be determined. During the term of the Interim Agreement C4 has agreed to provide certain services. The Interim Agreement is terminable on 15 days prior written notice by either party if the definitive Joint Venture agreement is not reached on or prior to 30 days following July 17, 2018.

Merger of Grapevine Logic, Inc.

On July 18, 2018, Seven Stars Cloud Group, Inc. (the “Company”), entered into an Agreement and Plan of Merger with GLI Acquisition Corp. (the “Merger”), a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and Grapevine Logic, Inc., a Delaware corporation (“GLI”), and Mr. Grant Deken, as the representative of the holders of capital stock of GLI, pursuant to which the Company agreed to acquire GLI for an aggregate cash payment of $2,400,000 to the holders of capital stock of GLI. On or prior to July 22, 2018, the Company was required to make aggregate payments of $2,400,000 (the “Purchase Price”) in separate payments of $240,000 and $2,160,000, each to separate entities to be held in escrow pending the closing. The GLI selling stockholders are entitled to $240,000 as liquidated damages if the Merger does not close due to a Company breach. The Merger is to be closed as soon as possible following the satisfaction of the closing conditions to the Merger. The Purchase Price is subject to a closing adjustment. An aggregate of $530,000 will be held in escrow following the closing with respect to potential indemnifications claims.

An affiliate of Bruno Wu, the CEO of the Company, is a 34.5% equity holder of non-voting stock in GLI. Mr. Wu will not receive any part of the Purchase Price, however, Mr. Wu, or an affiliate, is expected to remain a rights holder in GLI after the Merger is closed. While Mr. Wu will relinquish his common stock in GLI for no consideration pursuant to this transaction, he is expected to receive stock rights pursuant to an agreement to be finalized prior to closing pursuant to which Mr. Wu, or an affiliate, will have a right to acquire 34.5% of GLI Class A Common Stock for zero consideration.

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

Overview

Seven Stars Cloud is aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By providing and managing an infrastructure and ecosystem that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC provides asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC offers a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

2017 was a year of transition from the Company’s legacy business to the Company’s new business.

Pertaining to the Company’s efforts to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company, in early Q1 2017, the Company completed the acquisition of Sun Video Group HK Limited ("SVG"), which had a 51% ownership stake in M.Y. Products, LLC ("MYP"), a global, smart supply chain management operator. Functioning as a global smart supply chain management company, the acquisition was consummated in an effort to support the Company's brand licensing and video commerce business with B2B services. With the aforementioned service offerings under one roof, the Company could now provide Chinese manufacturers the opportunity to improve profitability within the distribution chain and allowing manufacturers to capture more robust margins as well as reapportioning cost savings to marketing and branding, thereby improving revenue volume.

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

For 2017, through the acquisition and operation of the SVG and WAG the two current revenue sources were initiated. They are supply chain management & structured finance and alternative finance & carry trade businesses. The Company is currently primarily engaged with consumer electronics and smart supply chain management operations. Our end customers include about 15 to 20 corporations across the world. Starting from October 2017, through partnership with another business partner, our newly controlled Singapore joint venture has been conducting oil trading business in Singapore. Other than the trading business that Company already operated in 2017, the Company also intends to run the engine upon its Venus blockchain based platform, which includes TPaaS & VPaaS system. As of fourth quarter of 2017, TPaaS system went into trial operation. A significant portion of our operations will consist of these new lines of business, however since these are new business lines, customer demand is in the process of being validated, and the global regulatory environment is constantly adapting to these new fintech products and technologies. As a result, it is not possible to make a definitive prediction on the rate of growth and profitability of these operations at this time. These services will be offered globally from our New York and China offices.

As part of our overall strategy, the Company is focused on trying to establish 4 digital asset product categories which are expected to trade on 4 digital asset global trading platforms and exchanges and are expected to be distributed and monetized through 4 digital asset global partner sales and monetization networks.

The 4 digital asset product categories are expected to be (i) financial, (ii) vertical industry, (iii) consumer and (iv) media. The products within these groups are in development and are expected to represent new digital financial assets that can be used for store of value, application platform-based transactions, supply chain transactions, transaction incentivization, and general payments. By nature, their storage and transactability in the various use cases that they are created and are expected to produce new value and fungibility with other digital assets and in some cases, fiat currency.

The 4 digital asset global trading platforms and exchanges are expected to be:

i. Global Financial Digital Asset Exchange Groups

ii. Global Vertical Industry Digital Asset Exchange Groups

iii. Global Consumer Digital Asset Exchange Groups

iv. Global Media Digital Asset Exchange Groups

Our digital asset trading platforms are expected to represent owned and partner exchanges that will support our digital asset products.

The 4 digital asset global partner sales and monetization networks are expected to be:

i.GenXPlus (rebranded from NextGen X)

ii. Redrock Global Capital

iii. Partnerships with highly scalable, transparent and decentralized digital asset exchange platforms

iv. Launch of scalable, transparent and decentralized financial exchange platforms

The Company’s global partner sales and monetization networks are expected to enable the unlocking of value through fractionalization, tokenization and securitization of assets in digital form.

Our dgital asset trading platforms are expected to represent owned and partner exchanges that will support our digital asset products.

In support of the Company’s overall strategy, in August, 2017, the Company subscribed to a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an SEC recognized Alternative Trading System, which SSC believes can be developed into a distributed network. On December 18, 2017, the Company subscribed for another 27% purchase of DBOT, which would make the Company the largest shareholder of DBOT, and as part of this purchase, the Company’s President, Robert G. Benya, is expected to become a DBOT Board Director. DBOT (http://dbottrading.com/) operates three business lines: (i) DBOT ATS LLC, a FINRA Member Firm, a member of the Securities Investor Protection Corporation ("SIPC") and an SEC recognized fully automated, auto-execution Alternative Trading System ("ATS"); (ii) DBOT Issuer Services LLC, focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers; and (iii) DBOT Technology Services LLC, focused on the provision of market data and marketplace connectivity. These transactions are still pending and have not yet closed. These transactions will not close until DBOT gets FINRA’s approval. We will not be able to consolidate the results of DBOT.

Also, in support of the Company’s overall strategy, on October 19, 2017 the Company announced an agreement to establish a Joint Venture, BBD Digital Capital Group Ltd ("BDCG"), with management partners Tiger Sports Media Limited and Seasail Ventures Limited, ("Seasail") an affiliate of parent company BBD (https://en.bbdservice.com/introduction). The BDCG will focus on artificial intelligence-driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. By leveraging Seasail's technology, BDCG will look to capitalize on commodity and energy provider's needs for more precise risk management services, more informed operational planning and more strategic decision-making, specifically as they all relate to the trading of index, futures and commodities. In December 2017, the Company acquired 20% equity interest of BDCG from Tiger Sports Media Limited, which gave the Company 60% total equity interest, and BDCG would become one subsidiary of the Company. The valuation report of BDCG was received post-signing of the BDCG Purchase Agreement with both parties agreeing that there is no obligation to close the Transaction until a satisfactory valuation report has been received, evaluated and approved by the Company’s Audit Committee. On April 24, 2018, the Audit Committee approved the satisfactory valuation report provided by an independent third party and closed this transaction.

Recent Developments

The Company has strategically secured a management team with diversified expertise in operations, technology, fintech, blockchain, AI, capital markets and the financial services industry.

The Company’s Chairman and Chief Executive Officer, Dr. Bruno Wu is an experienced investor, technology and media entrepreneur, and philanthropist. Dr. Wu has been actively involved with blockchain based and big data technologies since October 2011. After four years of investment and research, in 2015, Dr. Wu and his companies proceeded to execute the strategy of becoming a leader in fintech and asset digitization services by aggregating AI, blockchain and other big data and Cloud based technologies, carefully sourced and selected on a global basis through joint ventures and partnerships. These partnerships focus on customizing and enabling actual business use case applications. Dr. Wu actively participated in the build out of the worlds leading big data hub in Guiyang, China, particularly by endorsing the integration with AI and blockchain. Currently Dr. Wu has committed to transforming the Company into a flagship for fintech and asset digitization services, with multiple use case technology engines to be rolled out.

The Company’s Chief Financial Officer, Mr. Federico Tovar, is a seasoned business professional and subject matter expert in AI, FinTech, Blockchain, IoT and cybersecurity. He was previously the Chief Financial and Strategy Officer of Global Data Sentinel Inc, a privately held and high growth cybersecurity and AI technology company that supports data security across domains, including network, Cloud, mobile and IoT, with AI capabilities and next-generation applications in Blockchain, FinTech, energy, insurance, healthcare, and media industries, amongst others. He previously was a Director at Grant Thornton LLP, where he was responsible for advisory assignments during the global financial crisis, advising global private equity firms, hedge funds, and other large-scale financial institutions and insurance companies on their investment portfolios and matters related to complex financial instruments, derivatives, and other hard to price securities. In addition, he was part of large-scale and global multidisciplinary audit assignments involving companies in the United States, Europe and Asia, and served as a subject matter expert to audit teams on various Fair Value and IFRS matters. He also spent time with Ernst & Young’s Corporate Finance practice in New York, where he provided M&A, valuation, and corporate restructuring advisory to large-scale Fortune 500 technology companies. He started his career in strategy and management consulting at Booz Allen Hamilton, exposing him to technology and innovation early on in his career, advising some of the world’s largest private and government organizations. In addition, he spent time at the World Bank, working closely on fixed income securities and debt instruments with Central Banks and Finance Ministers across emerging markets in Asia and Latin America.

Mr. Tovar has managed corporate, financial reporting, legal and investor relations matters, along with all daily operations and fiduciary duties at the executive and board level; including financial reporting and accounting pursuant to GAAP and IFRS, as well as tax and international transfer pricing matters across foreign tax jurisdictions. Mr. Tovar has developed strategic plans and business models, structured various intellectual property and technology licensing deals, closed on various M&A transactions and debt and equity financing rounds, and formulated corporate growth and financial strategies for technology companies which have resulted in measurable execution strategies. He is a seasoned finance professional and entrepreneur in the technology ecosystem, and a subject matter expert in FinTech, Blockchain, AI, IoT, and cybersecurity.

Chad Arroyo, the Company’s Chief Marketing Officer, is well-versed in blockchain technology, its uses in fintech platforms, financial transactions and various technology implementations on both public and private blockchain systems, and has developed operational and systems level experience in transaction management, order routing and management, digital securities, issuers services and funding portal operations, custodial wallet management, exchange operations, KYC/AML procedures.

Mr. Arroyo was deeply involved with marketing as well as general consulting and project management for Fundamental Interactions and the Delaware Board of Trade that together deliver a suite of blockchain capabilities for the issuance, trading and settlement of digital assets. Mr. Arroyo was previously a startup cofounder of SaaS-based platforms that were designed to integrate 3rd party payment and reporting systems for B2B transactions. Mr. Arroyo has worked with startups that are developing fintech solutions and has gained substantial experience in enterprise technology systems design, development and implementation through his experience as a Deloitte Technology Strategy Consultant as well as during his military career where he specialized in Defense telecommunications following his graduation from the US Naval Academy.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to transform our business and to meet internal or external expectations of future performance. We are aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By managing and providing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC offers a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals. In connection with this transformation, the Company is in the process of considerable changes, which including attempting to assemble a new management team, reconfiguring the business structure, and expanding the Company’s mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to make our products remain competitive. Our current electronic and crude oil products and services compete in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers. As part of our blockchain and AI focused strategy, we are currently focused on consumer electronics and the crude oil trading business in supply chain management with the intent to migrate this on to the blockchain with AI capabilities. As such, the company is co-developing the underlying technology platform with its technology partner with an aim to become a smart supply chain management platform with one token as means of settlement and digital wallet function. In the near future, once the technology platform is fully functional, the company will bring customers of traditional 3C consumer electronics business and crude oil trading business onto the platform, which will greatly improve the efficiency of capital utilization and inventory turnover for both consumer electronics and crude oil business by cutting middle-man cost. The above technology platforms will help both the consumer electronic and crude oil business to transform from supply chain only operations into digital ecosystem management platform.

Taxation

United States

Seven Stars Cloud Group, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as both companies had no taxable profit in the United States since inception. Under U.S. Tax Reform Seven Stars Cloud Group, Inc. is required to pay, a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. We have subsequently determined that there is only less than $150,000 unrepatriated earnings for each non-U.S. subsidiary in aggregate. Therefore, only a minimal tax is due under this provision.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30, 2018	June 30, 2017	Amount Change	% Change
Revenue	$132,986,538	$43,327,868	$89,658,670	207%
Cost of revenue	131,454,004	43,272,723	88,181,281	204%
Gross profit	1,532,534	55,145	1,477,389	2679%

Operating expense:
Selling, general and administrative expenses expenses	8,790,167	2,992,230	5,797,937	194%
Research and development	679,587	-	679,587	100%
Professional fees	640,365	777,583	(137,218)	(18)%
Impairment of other intangible assets	-	63,621	(63,621)	(100)%
Depreciation and amortization	13,020	61,100	(48,080)	(79)%

Total operating expense	10,123,139	3,894,534	6,228,605	160%

Loss from operations	(8,590,605)	(3,839,389)	(4,751,216)	124%
Interest expense, net	(28,137)	(3,448)	(24,689)	716%
Change in fair value of warrant liabilities	-	26,117	(26,117)	(100)%
Equity in loss of equity method investees	(10,691)	(33,090)	22,399	(68)%
Others	18,512	(11,030)	29,542	(268)%

Loss before income taxes	(8,610,921)	(3,860,840)	(4,750,081)	123%

Income tax benefit	-	-	-	0%

Net loss	(8,610,921)	(3,860,840)	(4,750,081)	123%

Net loss attributable to non-controlling interest	290,897	57,221	233,676	408%

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(8,320,024)	$(3,803,619)	$(4,516,405)	119%

Revenues

For 2017, through the acquisition and operation of the SVG and WAG, two new revenue sources were acquired and started to generate financial results – supply chain management and structured/alternative finance for carry trade businesses. The Company is currently primarily engaged with consumer electronics and smart supply chain management operations. Our end customers include about 15 to 20 corporations across the world. Starting from October 2017, through partnership with another business partner, our newly controlled Singapore joint venture has been conducting oil trading business in Singapore. Other than the trading business that Company already operated in 2017, the Company also intends to run the engine upon its Venus blockchain based platform, which includes TPaaS & VPaaS system. As of fourth quarter of 2017, TPaaS system went into trial operation. A significant portion of our operations will consist of these new lines of business, however since these are new business lines, customer demand is in the process of being validated, and the global regulatory environment is constantly adapting to these new fintech products and technologies so it is not reasonable to make a definitive prediction at this time. These services will be offered globally from our New York and China offices.

On January 30, 2017, the Company completed the acquisition of Sun Video Group HK Limited ("SVG"), which has a 51% ownership stake in Shanghai Wecast Supply Chain Management Limited ("Wecast SH"). On January 31, 2017, the Company acquired 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). The holdings and businesses from both of these aforementioned acquisitions now reside under “Wecast Services”, our wholly-owned subsidiary Wecast Services Limited. Wecast Services business unit, is currently primarily engaged with consumer electronics and smart supply chain management operations. Our ending customers are about 15 to 20 other corporations across the world. Starting from October 2017, through partnership with another business partner, our newly controlled Singapore joint venture has been conducting oil trading business in Singapore.

	2018Q2		2017Q2	Diff
	USD	%	USD	USD	%
Wecast Services	132,986,538	100%	43,327,868	89,658,670	207%
Total	132,986,538	100%	43,327,868	89,658,670	207%

Revenue for the three months ended June 30, 2018 was $133.0 million as compared to $43.3 million for the same period in 2017, an increase of approximately $89.7 million, or 207%. The increase was mainly due to our expanding business of crude oil trading initiated in October 2017.

Cost of revenues

	2018Q2		2017Q2	Diff
	USD	%	USD	USD	%
Wecast Services	131,454,004	100%	43,272,723	88,181,281	204%
Total	131,454,004	100%	43,272,723	88,181,281	204%

Cost of revenues was approximately $131.5 million for the three months ended June 30, 2018, as compared to $43.3 million for the three months ended June 30, 2017. Our cost of revenues increased by $88.2 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of costs to purchase electronics products and crude oil from suppliers in our supply chain.

Gross profit

	2018Q2		2017Q2	Diff
	USD	%	USD	USD	%
Wecast Services	1,532,534	100%	55,145	1,477,389	2679%
Total	1,532,534	100%	55,145	1,477,389	2679%

Our gross profit for the three months ended June 30, 2018 was approximately $1.5 million, as compared to gross profit in the amount of $0.06 million during the same period in 2017. The gross profit ratio for the three months ended June 30, 2018 was 1.15%, while in 2017, it was 0.13%. The increase was mainly due to the gross profit ratio of our consumer electronics increased compared to the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended June 30, 2018 was $8.8 million as compared to $3.0 million for the same period in 2017, an increase of approximately $5.8 million or 194%.

The majority of the increase was due to 1) an increase in headcounts and relevant traveling expense in the amount of $1.2 million; 2) an increase of approximately $3.4 million in share based compensation that were paid to our employees; 3) an increase in our sales and marketing expense in the amount of $0.7 million relating to the introduction and promotion of our business models to various potential investors and business partners, as well as the marketing of Wecast Services, which was acquired in January 2017; 4) an increase in office rent expense of $0.4 million in 2018 Q2 related to an increase in headcount.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Professional fees for the three months ended June 30, 2018 were $0.6 million as compared to $0.8 million for the same period in 2017, a decrease of approximately $0.2 million. This decrease was mainly related to the decrease in auditing service fees in 2018Q2.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2018 was $0.01 million as compared to $0.06 million for the same period in 2017, a decrease of approximately $0.05 million. The decrease was mainly due to the sale of our Beijing office building in 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain in the fair value of warrant liabilities of $0.03 million for the three months ended June 30, 2017. All the remaining warrant liabilities have been expired as of August 30, 2017.

Income tax expenses

The income tax expense for the three months ended June 30, 2018 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method was recognized by recording 20% of the operating losses of Zhong Hai Media. For the three months ended June 30, 2017, operating loss attributable to Hua Cheng was approximately $0.1 million. The Company sold Zhong Hai Media on June 30, 2017 and there have been no more such allocations since then.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended June 30, 2018, approximately $760 of our operating loss from Wecast SH was allocated to Dillon Yu, which was approximately $0.2 million in the same period in 2017.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the three months ended June 30, 2018, approximately $0.2 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was approximately $0.01 million in the same period in 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30, 2018	June 30, 2017	Amount Change	% Change
Revenue	$318,920,359	$76,495,611	$242,424,748	317%
Cost of revenue	316,994,689	72,615,141	244,379,548	337%
Gross profit	1,925,670	3,880,470	(1,954,800)	(50)%

Operating expense:
Selling, general and administrative expenses	12,528,166	4,337,076	8,191,090	189%
Research and development	725,609	-	725,609	100%
Professional fees	1,353,298	1,048,525	304,773	29%
Impairment of other intangible assets	-	63,621	(63,621)	(100)%
Depreciation and amortization	23,225	257,320	(234,095)	(91)%

Total operating expense	14,630,298	5,706,542	8,923,756	156%

Loss from operations	(12,704,628)	(1,826,072)	(10,878,556)	596%
Interest expense, net	(56,172)	(44,750)	(11,422)	26%
Change in fair value of warrant liabilities	-	(243,999)	243,999	(100)%
Equity in loss of equity method investees	(30,434)	(76,836)	46,402	(60)%
Others	367,500	(110,600)	478,100	(432)%

Loss before income taxes	(12,423,734)	(2,302,257)	(10,121,477)	440%

Income tax benefit	-	-	-	0%

Net loss	(12,423,734)	(2,302,257)	(10,121,477)	440%
Net loss attributable to non-controlling interest	382,341	631,633	(249,292)	(39)%

Net loss attributable to Seven Stars Cloud Group, Inc. shareholders	$(12,041,393)	$(1,670,624)	$(10,370,769)	621%

Revenues

	Six months ended June 30, 2018		Six months ended June 30, 2017	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	794,273	(794,273)	(100)%
Wecast Services	318,920,359	100%	75,701,338	243,219,021	321%
Total	318,920,359	100%	76,495,611	242,424,748	317%

Revenue for the six months ended June 30, 2018 was $318.9 million as compared to $76.5 million for the same period in 2017, an increase of approximately $242.4 million, or 317%. The increase was mainly due to our expanding business of crude oil trading initiated in October 2017. This increase was partially offset by a decrease of our legacy YOD business in the amount of $0.8 million, as the legacy YOD business shifts to a new exclusive distribution agreement with Zhejiang Yanhua Culture Media Co., Ltd., or Yanhua, which was announced in the fourth quarter of 2016.

In October, 2016, the Company signed an agreement to form a five years’ partnership with Yanhua, where Yanhua will act as the exclusive distribution operator (within the territory of PRC) of the Company’s licensed library of major studio films. Pursuant to the Yanhua agreement, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be transferred over to Yanhua, which was agreed to be priced at RMB13,000,000 (approximately $2 million). According to the agreement, as a whole package, the payment is agreed to be paid in two installments equally in the amount of RMB6,500,000. As of the June 30, 2018, the Company only received the first installments and recorded it as revenue within Legacy YOD business, however, considering the second installment was due to be received if the license content fees due to studios for the existing legacy Hollywood paid contents was settled, while the Company did not expect and did not make the payment to the studios, we deemed this portion of the fee to be not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized as of June 30, 2018. Meanwhile, as revenue generated by Yanhua did not exceed the revenue sharing threshold, no additional revenue was recorded.

In January, 2017, the Company completed acquisitions of SVG and Wide Angle. Within the Wecast Services segment, the Company conducted its supply chain business in different industrial vehicles. As of June 30, 2018, the Company had already set up two industrial vehicles for commercial electronics in Hong Kong and crude oil trading in Singapore. The Company expects to use its own platforms to expand its supply chain business.

Gross profit

	2018 1-6		2017 1-6	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	31,659	(31,659)	(100)%
Wecast Services	1,925,670	100%	3,848,811	(1,923,141)	(50)%
Total	1,925,670	100%	3,880,470	(1,954,800)	(50)%

Our gross profit for the six months ended June 30, 2018 was approximately $1.9 million, as compared to gross profit in the amount of $3.9 million during the same period in 2017. The gross profit ratio for the six months ended June 30, 2018 was 0.60%, while in 2017, it was 5.07%. The decrease was mainly due to the low gross profit margin of the crude oil trading business which has expanded and caused our gross profit margin ratio to decrease significantly.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2018 increased approximately $8.2 million, or 189%, as compared with the amount for the six months ended June 30, 2017. The majority of the increase was due to 1) an increase in headcounts and relevant traveling expense in the amount of $2.3 million; 2) an increase of approximately of $3.4 million in share based compensation that were paid to our employees; 3) an increase of approximately of $0.9 million in consulting service fees that were paid to our external consultants who provided various consulting services with respect to our on-going financial digital assets business; 4) an increase in our sales and marketing expense in the amount of $1.6 million relating to the introduction and promotion of our business models to various potential investors and business partners, as well as the marketing of Wecast Services, which was acquired in January 2017.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our costs for professional fees increased approximately $0.3 million, or 29%, to $1.4 million for the six months ended June 30, 2018, compared with the same period in 2017. The increase was related to an increase in auditing service fees and the valuation service fees incurred in relation to the acquisitions in 2018Q1.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2018 was $0.02 million as compared to $0.26 million for the same period in 2017, a decrease of approximately $0.24 million. The decrease was mainly due to the sale of our Beijing office building in 2017.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss in the fair value of warrant liabilities of $0.2 million for the six months ended June 30, 2017. All the remaining warrant liabilities have been expired as of August 30, 2017.

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

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the six months ended June 30, 2018, approximately $1,035 of our operating loss from Wecast SH was allocated to Dillon Yu, which was $0.6 million in the same period in 2017.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the six months ended June 30, 2018, approximately $0.2 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was $0.03 million in the same period in 2017.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash of approximately $1.8 million. Approximately $0.8 million was held in our Hong Kong, US and Singapore entities and $1.0 million was held in our mainland China entities. The Company has no plans to repatriate these funds.

As discussed in Note 2 to the consolidated financial statements included in this report, the Company has incurred significant continuing losses in 2018 and 2017, and total accumulated deficits were $138.7 million and $126.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company also used cash for operations of approximately $11.4 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements in this report. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustment that might result from the outcome of this uncertainty.

On March 28, 2016, we completed a common stock financing for $10.0 million. On July 19, 2016, we completed a stock financing with SSW for $4.0 million. On August 12, 2016, we completed a common stock financing with Harvest Alternative Investment Opportunities SPC for $4.0 million. On November 17, 2016, we completed a common stock financing with SSSHK for $2.0 million. On May 19, 2017, we completed a common stock financing with certain investors, including officers, directors and other affiliates of the Company for $2.0 million. In addition, we completed a common stock financing with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million on October 23, 2017. In March 2018, the Company entered into a common stock financing with GT Dollar Pte. Ltd., for a private placement totaling $40.0 million, which agreement was subsequently amended and restated on June 28, 2018 to reduce such investment to $10.0 million (See Note 9). The Company has received $5.3 million and expects to receive the remaining $4.7 million in the third quarter. The Company entered into a Convertible Note Purchase Agreement with Advantech Capital Investment II Limited on June 28, 2018 for $12.0 million. The funds were delivered on July 5, 2018. Although the Company may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Six Months Ended
	June 30,	June 30,
	2018	2017
Net cash used in operating activities	$(11,423,711)	$(1,727,356)
Net cash used in investing activities	(456,438)	(860,535)
Net cash provided by financing activities	6,453,520	1,957,280
Effect of exchange rate changes on cash	(12,896)	40,130
Net decrease in cash	(5,439,525)	(590,481)

Cash at beginning of period	7,577,317	4,079,769

Cash at end of period	$2,137,792	$3,489,288

Operating Activities

Cash used in operating activities increased by $9.7 million for the six months ended June 30, 2018 compared to 2017, primarily due to an increase in accounts receivable because of a longer turnover period.

Financing Activities

We received $6.5 million proceeds in a private placement from the issuance of common shares, warrant and options for six months period ended June 30, 2018, to certain investors, including officers, directors and other affiliates.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness described below.

Changes in Internal Control Over Financial Reporting

On April 6, 2018, Mr. Simon Wang resigned from his position as Chief Financial Officer (“CFO”) of the Company. On April 11, 2018, the Board unanimously appointed its previous Finance Director, Mr. Jason Wu, as the interim CFO and principal accounting officer of the Company, effective immediately. On June 1, 2018, the Board appointed Mr. Federico Tovar as CFO of the Company.

In 2016, a material weakness identified in the internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability. Management believes that this material weakness still exists even though we may no longer operate any license content business in the future. Management believes this material weakness still exists as of the issuance of this quarterly report.

Other than the changes stated above, there have been no other significant changes in internal control for the six months ended June 30, 2018, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2017 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

The Company is in the process of transforming its business model and this transformation may not be successful.

2018 has been a year of transition from the Company’s legacy business to the Company’s new business. The Company is aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By managing and providing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC is aiming to offer a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

As part of our strategy to become a leading AI and Blockchain enabled Fintech services company, SSC aims to be a digital asset manager of a portfolio of digital assets across industry verticals. In this capacity, the Company’s strategy utilizes AI and Blockchain technologies to build out its ecosystem.

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

We may face challenges in expanding our international and cross-border businesses and operations.

As we expand our international and cross-border businesses into an increasing number of international markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which we may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our international and cross-border businesses will also expose us to risks inherent in operating businesses globally, including:

•	inability to recruit international and local talent and challenges in replicating or adapting our company policies and procedures to operating environments different than that of China;
•	lack of acceptance of our product and service offerings;
•	challenges and increased expenses associated with staffing and managing international and cross-border operations and managing an organization spread over multiple jurisdictions;
•	trade barriers, such as import and export restrictions, customs duties and other taxes, competition law regimes and other trade restrictions, as well as other protectionist policies;
•	differing and potentially adverse tax consequences;
•	increased and conflicting regulatory compliance requirements;
•	challenges caused by distance, language and cultural differences;
•	increased costs to protect the security and stability of our information technology systems, intellectual property and personal data, including compliance costs related to data localization laws;
•	availability and reliability of international and cross-border payment systems and logistics infrastructure;
•	exchange rate fluctuations; and
•	political instability and general economic or political conditions in particular countries or regions.

As we expand further into new regions and markets, these risks could intensify, and efforts we make to expand our international and cross-border businesses and operations may not be successful. Failure to expand our international and cross-border businesses and operations could materially and adversely affect our business, financial condition and results of operations.

Transactions conducted through our international and cross-border platforms may be subject to different customs, taxes and rules and regulations, and we may be adversely affected by the complexity of and developments in customs and import/export laws, rules and regulations in the PRC and other jurisdictions. For example, effective as of April 8, 2016, the Notice on Tax Policies of Cross-Border E-Commerce Retail Importation, or the New Cross-Border E-commerce Tax Notice, replaced the previous system for taxing consumer goods imported into the PRC and introduced a 17% value-added tax, or VAT, on most products sold through e-commerce platforms and consumption tax on high-end cosmetics.

Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect our international and cross-border operations, our financial condition and results of operations. For example, the U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on goods imported into the United States, particularly from China.

We may also have operations in various markets with volatile economic or political environments and may pursue growth opportunities in a number of newly developed and emerging markets.  These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Our Results could be adversely affected by the trade tensions between the United States and China

With the increasing interconnectedness of global economic and financial systems and our business related to China, trade tensions between the United States and China can have an immediate and material adverse impact on our business.  Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect our international and cross-border operations, our financial condition and results of operations. For example, the U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Further, the U.S. or China could impose additional sanctions that could restrict us from doing business directly or indirectly in either country. Such actions could have material adverse impact on our profitability and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2018, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema Document
101.CAL*	Taxonomy Extension Calculation Linkbase Document
101.DEF*	Taxonomy Extension Definition Linkbase Document
101.LAB*	Taxonomy Extension Label Linkbase Document
101.PRE*	Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2018.

Seven Stars Cloud Group, Inc.

By: /s/ Federico Tovar

Name: Federico Tovar
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

