Form 10-K/A
period 2017-12-31
Seven Stars Cloud Group, Inc.
filed 2018-08-28
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SEVEN STARS CLOUD GROUP, INC.

Annual Report on FORM 10-K/A

For the Fiscal Year Ended December 31, 2017

EXPLANATORY NOTE

Seven Stars Cloud Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on March 30, 2018.

The purpose of this amendment is to amend certain Items of our Form 10-K for the fiscal year ended December 31, 2017 in response to comments received from the Securities and Exchange Commission. This Amendment does not include the entire Form 10-K. Except for those Items of the Form 10-K contained herein, this Amendment does not amend any information set forth in the Original Filing, and the Company is not required to update disclosures to reflect any events that occurred subsequent to March 30, 2018.

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

Overview

Seven Stars Cloud Group, Inc. (NASDAQ: SSC) was incorporated in the State of Nevada on October 19, 2004. Since 2010, it has been a premium content Video On Demand (“VOD”) services provider with primary operations in the People’s Republic of China through its subsidiaries and variable interest entities. It provided premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

Starting from 2017, it is aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By providing and managing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC is aiming to offer a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

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

i.	Global Financial Digital Asset Exchange Groups

ii.	Global Vertical Industry Digital Asset Exchange Groups

iii.	Global Consumer Digital Asset Exchange Groups

iv.	Global Media Digital Asset Exchange Groups

Our digital asset trading platforms are expected to represent owned and partner exchanges that will support our digital asset products.

The 4 digital asset global partner sales and monetization networks are expected to be:

i.	GenXPlus (rebranded from NextGen X)

ii.	Redrock Global Capital

iii.	Partnerships with highly scalable, transparent and decentralized digital asset exchange platforms

iv.	Launch of highly scalable, transparent and decentralized financial exchange partner platforms

The Company’s global partner sales and monetization networks are expected to enable the unlocking of value through fractionalization, tokenization and securitization of assets in digital form.

Our digital asset trading platforms are expected to represent owned and partner exchanges that will support our digital asset products.

In support of the Company’s overall strategy, in August 2017, the Company subscribed to a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an SEC recognized Alternative Trading System, which SSC believes can be developed into a distributed network. On December 18, 2017, the Company subscribed for another 27% purchase of DBOT, which would make the Company the largest shareholder of DBOT, and as part of this purchase, the Company’s President, Robert G. Benya, is expected to become a DBOT Board Director. DBOT (http://dbottrading.com/) operates three business lines: (i) DBOT ATS LLC, a FINRA Member Firm, a member of the Securities Investor Protection Corporation ("SIPC") and an SEC recognized fully automated, auto-execution Alternative Trading System ("ATS"); (ii) DBOT Issuer Services LLC, focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers; and (iii) DBOT Technology Services LLC, focused on the provision of market data and marketplace connectivity. These transactions are still pending and have not yet closed. These transactions will not close until DBOT gets FINRA’s approval. We will not be able to consolidate the results of DBOT.

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

The Company’s Chairman and Chief Executive Officer, Dr. Bruno Wu is an experienced investor, technology and media entrepreneur, and philanthropist. Dr. Wu has been actively involved with blockchain based and big data technologies since October 2011. After four years of investment and research, in 2015, Dr. Wu and his companies proceeded to execute the strategy of becoming a leader in fintech and asset digitization services by aggregating AI, blockchain and other big data and Cloud based technologies, carefully sourced and selected on a global basis through joint ventures and partnerships. These partnerships focus on customizing and enabling actual business use case applications. Dr. Wu actively participated in the build out of the world’s leading big data hub in Guiyang, China, particularly by endorsing the integration with AI and blockchain. Currently Dr. Wu has committed to transforming the Company into a flagship for fintech and asset digitization services, with multiple use case technology engines to be rolled out.

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

The Company notes that in addition to its own management expertise, additional fintech services managerial expertise comes directly from the company’s strategic alliance network and  partnership relationships, including joint ventures as well as control and non-control investments of the Company, which have created a confluent strategic scenario of leadership experience and proficiency.

For example, Dr. George Yuan is the Chief Technology Officer of BDG Digital Capital Group, a subsidiary of the Company (“BDCG”). Dr. Yuan is a world leading expert with a focus on dynamic ontology for credit risk assessment and risk management. He served as the leader for risk management consulting at KPMG (US) and the Director of China / Hong Kong Deloitte Financial Consulting. Dr. Yuan was selected as a National Distinguished Expert in Shanghai’s and Sichuan’s "The Thousand Talents Plan" in 2013 and 2018, and he is the Chief Editor for The Journal of Financial Engineering. Dr. Yuan’s is leading BDCG’s focus on artificial intelligence-driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Dr.Yuan is the Chief Risk Officer and Chief Engineer of BBD Digital Finance, a subsidiary of the Company. Dr. Yuan has held a professorship at the Institute of Risk Management at Tongji University. Dr Yuan's study and work has centered around the valuation of Financial Derivatives and Value-at-Risk (VaR) Modeling for Market Risk, Credit Risk and Operational Risk under the framework of Basel II (Basel III) Accord, Financial and Credit Derivatives Pricing, Portfolio Optimization, Risk Limit Design, Commodity Forward Price Curve Design, Complex Position, Commodity Price Risk Assessment and Asset Valuation.

Recent Developments

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

1. Global insights from regional Alternative Studies by KPMG

2. The 2nd Asia Pacific Region Alternative Finance Industry Report

3. Yuan Carry Trade Is Back on Top as China Enforces Stability)

Our Competition (For the Supply Chain Finance & Management Businesses)

In recent years, the market for supply chain finance business is faced with increasingly aggressive competitions. Our primary competitors are mainly from supply chain finance solutions providers in the B2B Supply Chain marketplace. Specifically, in terms of the commodities global trade market, our major competitors are primarily engaged in import/export finance through buying/selling commodity flows from global companies, financing for lower credit rated SME and asset liability management funding for bank treasuries using commodity trade flows SSC is aiming to strengthen competitiveness in utilizing dynamic ontology based methodology and Fintech powered risk management tools to rate and evaluate risks inherent in those borrowers distinguishes us from those competitors.

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

Investment activities in China by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the MOFCOM and the National Development and Reform Commission. The Catalogue sets forth the industries in which foreign investments are "encouraged", "restricted", or "prohibited". Industries that are not listed in any of the above three categories are permitted areas for foreign investments and are generally open to foreign investment unless specifically restricted by other PRC regulations. Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Foreign investors are not allowed to invest in industries in the prohibited category.

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

Our Digital Asset Trading Platforms represent owned and partner exchanges that will support our Digital Asset Products. These exchanges will in the future exist in various sovereign jurisdictions. Once operational, the Company and the DBOT ATS shall comply with the requirements for alternative trading systems, unless an exemption is available. These requirements include registering the alternative trading system as a broker-dealer.

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

The Company is in the process of transforming its business model to become a next generation Artificial-Intelligent (AI) & blockchain-powered, fintech company. In connection with this transformation, the Company is in the process of considerable changes, which attempted to assemble a new management team, reconfigure the business structure, and expand the Company’s mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

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

Our supply chain business might not be successful as we expected.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control or are not discernible or determinable by the Company, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

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

As of August 10, 2018, Wecast Media Investment Management Limited, Seven Stars Global Cloud Group Limited, Sun Seven Stars Media Group Limited and affiliates (controlled by our Chairman and Chief Executive Officer, Mr. Wu) are the beneficial owners of approximately 42.0% of our outstanding voting securities, Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 7.6% of our outstanding voting securities, and our former director Mr. Xuesong Song and C Media Limited (of which Mr. Song is the Chairman and Chief Executive Officer) are the beneficial owners of approximately 7.3% of our outstanding voting securities. (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

PART II

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

Overview

Seven Stars Cloud Group, Inc. (NASDAQ: SSC) was incorporated in the State of Nevada on October 19, 2004. Since 2010, it has been a premium content Video On Demand (“VOD”) services provider with primary operations in the People’s Republic of China through its subsidiaries and variable interest entities. It provided premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

Starting from 2017, it is aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By providing and managing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC is aiming to offer a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals.

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

i.	Global Financial Digital Asset Exchange Groups

ii.	Global Vertical Industry Digital Asset Exchange Groups

iii.	Global Consumer Digital Asset Exchange Groups

iv.	Global Media Digital Asset Exchange Groups

Our digital asset trading platforms are expected to represent owned and partner exchanges that will support our digital asset products.

The 4 digital asset global partner sales and monetization networks are expected to be:

i.	GenXPlus (rebranded from NextGen X)

ii.	Redrock Global Capital

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

DBOT  is an SEC recognized Alternative Trading System which SSC believes can be developed into its main distributed network. The system is run on a customized private Ethereum blockchain distributed ledger system that enables the issuance, trading, and settlement of financial assets. All financial transactions on the DBOT platform are recorded on a the customized private Ethereum blockchain. DBOT ATS scales to millions of executions per second and includes the following capabilities:

•	SMART CONTRACTS. Smart contracts are utilized as part of the securities creation process on the system. When a security is added, a corresponding asset is added to the blockchain for tracking shareholder’s transaction and records. Real-time reconciliation of trades using smart contracts. Settle and clear between counterparties, peer to peer for locking-in trades and for daily real-time settlement.

•	BLOCKCHAIN WALLETS that support smart contract settlement, smart contract for asset holdings, multi signature, distributed wallet security, and offline storage

•	CENTRAL LIMIT ORDER BOOK. Processing – A centralized core process that receives market data and manages orders. This process determines if there are any crossing opportunities and executes crossing. This process is responsible for routing the order or resting it in the internal books.

•	MARKET DATA TICKER PLANT. Processing – Receives market data from external venues for all asset classes and normalizes the data in to an internal format and feeds it to the book.

•	INBOUND GATEWAY AND OUTBOUND GATEWAY. Processing – Gateways are used for inbound customer connectivity and outbound venue connectivity. The gateways support FIX and a binary proprietary application interface.

•	DIGITAL LEDGER TRADE REPORTING. The trade reporting engine receives updates on internal crosses and reports these to trade reporting facilities (TRF) and private or public blockchain deployment.

•	TRADE SURVEILLANCE. The system includes real-time alerting for protection and monitoring of the technology system

Also, in support of the Company’s overall strategy, on October 19, 2017 the Company announced an agreement to establish a Joint Venture, BBD Digital Capital Group Ltd ("BDCG"), with management partners Tiger Sports Media Limited and Seasail Ventures Limited, ("Seasail") an affiliate of parent company BBD (https://en.bbdservice.com/introduction). The BDCG will focus on artificial intelligence-driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. By leveraging Seasail's technology, BDCG will look to capitalize on commodity and energy provider's needs for more precise risk management services, more informed operational planning and more strategic decision-making, specifically as they all relate to the trading of index, futures and commodities. In December 2017, the Company acquired 20% equity interest of BDCG from Tiger Sports Media Limited, which gave the Company 60% total equity interest, and BDCG would become one subsidiary of the Company. The valuation report of BDCG was received post- signing of the BDCG Purchase Agreement with both parties agreeing that there is no obligation to close the Transaction until a satisfactory valuation report has been received, evaluated and approved by the Company’s Audit Committee. On April 24, 2018, the Audit Committee approved the satisfactory valuation report provided by an independent third party and closed this transaction.

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

SSC still runs its legacy YOD business with limited resources and plans to continue to run its legacy YOD business through its Yanhua Operating Partnership, where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of the Company's licensed library of major studio films.. SSC launched its legacy VOD service through the acquisition of YOD Hong Kong (formerly Sinotop Group Limited) on July 30, 2010, through its subsidiary China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing was the 80% owner of Zhong Hai Media until June 30, 2017, through which we provided: 1) integrated value–added business–to–business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; 2) integrated value–added business–to–business–to–customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers and; 3) a direct to user, or B2C, mobile video service app. The disposal of Zhong Hai Media is further described in Note 11 to the consolidated financial statements included in this report.

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

The Company notes that in addition to its own management expertise, additional fintech services managerial expertise comes directly from the company’s partnership relationships, including joint ventures as well as control and non-control investments of the Company which have created a confluent strategic scenario of leadership experience and proficiency.

For example, Dr. George Yuan is the Chief Technology Officer of BDG Digital Capital Group, a subsidiary of the Company (“BDCG”). Dr. Yuan is a world leading expert with a focus on dynamic ontology for credit risk assessment and risk management. He served as the leader for risk management consulting at KPMG (US) and the Director of China / Hong Kong Deloitte Financial Consulting. Dr. Yuan was selected as a National Distinguished Expert in Shanghai’s and Sichuan’s "The Thousand Talents Plan" in 2013 and 2018, and he is the Chief Editor for The Journal of Financial Engineering. Dr. Yuan’s is leading BDCG’s focus on artificial intelligence-driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Dr.Yuan is the Chief Risk Officer and Chief Engineer of BBD Digital Finance, a subsiciary of the Company. Dr. Yuan has held a professorship at the Institute of Risk Management at Tongji University. Dr Yuan's study and work has centered around the valuation of Financial Derivatives and Value-at-Risk (VaR) Modeling for Market Risk, Credit Risk and Operational Risk under the framework of Basel II (Basel III) Accord, Financial and Credit Derivatives Pricing, Portfolio Optimization, Risk Limit Design, Commodity Forward Price Curve Design, Complex Position, Commodity Price Risk Assessment and Asset Valuation.

Recent Developments

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

.

Our ability to make our products remain competitive. Our current electronic and crude oil products and services compete in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers. As part of our blockchain and AI driven strategy, we are currently focused on consumer electronics and the crude oil trading business. As such, the Company is co-developing the underlying technology platform with its technology partner with an aim to become a smart supply chain management platform. In the near future, once the underlying technology platform is fully functional, the company will bring customers of traditional 3C consumer electronics business and crude oil trading business onto the platform, which will greatly improve the efficiency of capital utilization and inventory turnover for both consumer electronics and crude oil business by cutting middle-man cost. The above technology platforms with AI capability will help both the consumer electronic and crude oil business to transform from supply chain only operations into a digital ecosystem management platform.

Taxation

United States

Seven Stars Cloud Group, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as neither company had taxable profit in the United States since inception. Under U.S. Tax Reform Seven Stars Cloud Group, Inc. is required to pay, a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. We have subsequently determined that there is only less than $150,000 unrepatriated eatnings for each non-US subsidiary in aggregate. Therefore, only a minimal tax is due under this provision.

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

Revenue for the year ended December 31, 2017 was $144.3 million as compared to $35.2 million for the same period in 2016, an increase of approximately $109.2 million, or 310%. The increase was mainly due to our new business line acquired in January 2017, and to a lesser extent, one-time consulting services that we provided to certain customers. The main growth drivers for the Company’s revenues from sales of electronics and crude oil products with respect to our supply chain management business lie in two aspects:

A.	The technology platforms which remove middleman through linking both buyers and sellers in the B2B marketplace.

B.	A blockchain based digital asset management platform.

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

Product sales, including electronic products and crude oil sales are recognized when or as we transfer control of the promised products to our customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales orders are confirmed after negotiation on price between customers and us. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. The Company purchases finished goods from suppliers in accordance with sales orders from customers. Our suppliers then deliver goods to our customers directly. The Company is required to bear the direct risk of damage to the goods that the direct default risk that cannot be delivered to the customer. When the delivery is completed, the Company recognizes revenue and the related cost at the same time. According to purchase orders with suppliers, the Company, as the owner of the goods, become the first responsible party for the goods.

Therefore the Company accounst for revenue from sales of goods on a gross basis. The Company isthe primary obligor in the arrangements, as Company has the ability to establish prices, and has discretion in selecting the independent suppliers and other third-party that will perform the delivery service, the Company is are responsible for the defective products and the Company bears credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Bruno Wu	50	Chairman and Chief Executive Officer
Shane McMahon	47	Vice Chairman
Robert G. Benya	58	Chief Revenue Officer and Director
Federico Tovar	45	Chief Financial Officer
James Cassano	71	Director
Jerry Fan	51	Director
Jin Shi	47	Director
Kang Zhao	35	Director

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

Federico Tovar. Mr. Federico Tovar, is a seasoned business professional and subject matter expert in AI, FinTech, Blockchain, IoT and cybersecurity. He was previously the Chief Financial and Strategy Officer of Global Data Sentinel Inc, a privately held and high growth cybersecurity and AI technology company that supports data security across domains, including network, Cloud, mobile and IoT, with AI capabilities and next-generation applications in Blockchain, FinTech, energy, insurance, healthcare, and media industries, amongst others. He previously was a Director at Grant Thornton LLP, where he was responsible for advisory assignments during the global financial crisis, advising global private equity firms, hedge funds, and other large-scale financial institutions and insurance companies on their investment portfolios and matters related to complex financial instruments, derivatives, and other hard to price securities. In addition, he was part of large-scale and global multidisciplinary audit assignments involving companies in the United States, Europe and Asia, and served as a subject matter expert to audit teams on various Fair Value and IFRS matters. He also spent time with Ernst & Young’s Corporate Finance practice in New York, where he provided M&A, valuation, and corporate restructuring advisory to large-scale Fortune 500 technology companies. He started his career in strategy and management consulting at Booz Allen Hamilton, exposing him to technology and innovation early on in his career, advising some of the world’s largest private and government organizations. In addition, he spent time at the World Bank, working closely on fixed income securities and debt instruments with Central Banks and Finance Ministers across emerging markets in Asia and Latin America.

Mr. Tovar has managed corporate, financial reporting, legal and investor relations matters, along with all daily operations and fiduciary duties at the executive and board level; including financial reporting and accounting pursuant to GAAP and IFRS, as well as tax and international transfer pricing matters across foreign tax jurisdictions. Mr. Tovar has developed strategic plans and business models, structured various intellectual property and technology licensing deals, closed on various M&A transactions and debt and equity financing rounds, and formulated corporate growth and financial strategies for technology companies which have resulted in measurable execution strategies. He is a seasoned finance professional and entrepreneur in the technology ecosystem, and a subject matter expert in FinTech, Blockchain, AI, IoT, and cybersecurity. Mr. Tovar holds a Bachelor”s Degree in Economics from the University of Maryland.

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

Chao Yang. Mr Yang was appointed as a director of the Company on August 7, 2018. Mr. Yang has been an Independent Non-Executive Director of Fosun International Limited since December 2014. Mr. Yang was the chairman of China Life Insurance Company Limited (listed on the Hong Kong Stock Exchange with stock code: 02628) from July 2005 to June 2011, the president and secretary of party committee of China Life Insurance (Group) Company from May 2005 to May 2011 and an independent non-executive director of SRE Group Limited (listed on the Hong Kong Stock Exchange with stock code: 01207) from November 2013 to December 2015. As at 31 December 2017, Mr. Yang has been a member of the 12th National Committee of the Chinese People’s Political Consultative Conference and its Social and Legislative Committee. Mr. Yang, a Senior Economist, has more than 40 years of experience in the insurance and banking industries, and was awarded special allowance by the State Council. Mr. Yang graduated from Shanghai International Studies University and Middlesex University in the United Kingdom, majoring in English and business administration respectively, and received a master’s degree in business administration.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining shareholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website http://corporate.sevenstarscloud.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 55 Broadway, 19th Floor, New York, NY 10006.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of seven members: Bruno Wu, Shane McMahon, Robert Benya, James Cassano, Jerry Fan, Jin Shi, Chao Yangand Kang Zhao. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website http://corporate.sevenstarscloud.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 55 Broadway, New York, NY 10006.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of March 2018, the Board was composed of seven members, five  of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

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

Chao Yang. Mr. Yang provides our Board with significant executive-level leadership expertise as well as extensive experience as a director of various large companies. Mr. Yang’s unique background and experience in the insurance industry led us to the conclusion that he should serve as a director of our Company.

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

Date: August 28, 2018

SEVEN STARS CLOUD GROUP, INC.

By:	/s/ Bruno Wu
Bruno Wu
Chief Executive Officer and Chairman

By:	/s/ Federico Tovar
Federico Tovar
Chief Financial Officer

Exhibit index

Exhibit No.	Description

23.1*	Consent of BF Borgers CPA PC.

31.3*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Revenue arrangements for consumer electronics is as follows: the Company signs a sales order with customers which designates the Company as principal to purchase and deliver goods to designated locations in Hong Kong. When the delivery is completed, the performance obligation is fulfilled. The price of each transaction is fixed to the sales order, and no variable consideration nor any consideration payable to the client or customer exists.

The Company also has developed a TPaaS (Platform as a Service) system which went into operation in Q4 2017, however, no revenue was recognized in connection with this platform during Q4 2017. Within this platform, all industrial participants can place orders and complete transactions on their own, which allows customers to minimize transaction costs. The Company earns platform service fees through these automated transactions.

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

12. Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

During the years ended December 31, 2016 and 2017, related party transactions consisted of the following:

		2017	2016

Revenue from crude oil sale	(g)	$18,973,054	$-
Licensed content cost	(b)	-	219,000
Interest expense on convertible note	(a)	120,000	120,000

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

(g) Crude Oil Trading

In December, 2017, One of our crude oil transaction was sold to one entity of which our minority shareholder has significant influence upon. Even though the crude oil was eventually sold to independent third party, the Company has recorded this sale as one separate related party sale in its financial statement. As of December 31, 2017, invoice related to this transaction has been collected as payment term of this transaction is pre-payment for full invoice value on pre-payment due date one or two business days before the notice of readiness tendered.

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

