Form 10-Q
period 2018-09-30
IDEANOMICS, INC.
filed 2018-11-14
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

IDEANOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Broadway, 19th Floor

New York, NY 10006

(Address of principal executive offices)

212-206-1216

(Registrant's telephone number, including area code)

SEVEN STARS CLOUD GROUP, INC.

(Former name if changed since last report)

No. 4 Drive-in Movie Theater Park,

No. 21, Liangmaqiao Road, Chaoyang District, Beijing, China 100125

(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 102,266,066 shares as of November 10, 2018.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

References

Except as otherwise indicated by the context, references in this report to the following:

(i)	the “Company,” “Ideanomics,”, “IDEX”, “we,” “us,” and “our” are to Ideanomics, Inc.(formerly known as Seven Stars Cloud Group, Inc.), a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
(ii)	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
(iii)	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
(iv)	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media;
(v)	“PRC” and “China” refer to People’s Republic of China;
(vi)	“Renminbi” and “RMB” refer to the legal currency of China;
(vii)	“SEC” refers to the United States Securities and Exchange Commission;
(viii)	“Securities Act” refers to Securities Act of 1933, as amended;
(ix)	“Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(x)	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xi)	“U.S. dollar,” “$” and “US$” refer to United States dollars;
(xii)	“VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited;
(xiii)	“Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited,) a Hong Kong company;
(xiv)	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company;
(xv)	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company;

(xvi)	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
		(As adjusted*)
ASSETS
Current assets:
Cash	$16,030,248	$7,208,037
Restricted cash	-	369,280
Accounts receivable, net	105,534,523	26,962,085
Licensed content	16,958,148	16,958,149
Inventory	216,453	216,453
Prepaid expenses	1,995,538	2,202,728
Other current assets	3,054,573	2,276,096
Total current assets	143,789,483	56,192,828
Property and equipment, net	258,053	127,275
Intangible assets, net	3,124,979	148,874
Goodwill	1,399,646	-
Long term investments	18,767,510	6,975,511
Other non-current assets	383,797	-
Total assets	$167,723,468	$63,444,488
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See Note 3)
Accounts payable	$33,390,027	$26,829,593
Deferred revenue	588,824	222,350
Accrued interest due to a related party	109,808	20,055
Accrued salaries	720,385	737,072
Amount due to related parties	71,908,057	434,030
Other current liabilities	1,906,147	801,560
Convertible promissory note due to a related party	3,074,197	3,000,000
Total current liabilities	111,697,445	32,044,660
Convertible note, net of debt discount	10,734,949	-
Deferred tax liabilities	673,706	-
Other non-current liabilities	-	384,243
Total liabilities	$123,106,100	$32,428,903
Commitments and contingencies (Note 15)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2018 and December 31, 2017, respectively	$1,261,995	$1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 77,246,801 and 68,509,090 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	77,246	68,509
Additional paid-in capital	190,188,410	158,449,544
Accumulated deficit	(145,921,262)	(126,693,022)
Accumulated other comprehensive loss	(239,775)	(782,074)
Total shareholders’ equity	44,104,619	31,042,957
Non-controlling interest	(749,246)	(1,289,367)
Total equity	43,355,373	29,753,590
Total liabilities, convertible redeemable preferred stock and equity	$167,723,468	$63,444,488

*The above consolidated balance sheets present the Shanghai Guang Ming Investment Management Limited (“Guang Ming”), acquired from Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd. on April 4 2018 as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
		(As adjusted*)		(As adjusted*)
Revenue	$43,707,937	30,229,255	$362,628,296	$106,724,866
Cost of revenue from third parties	42,844,876	28,273,863	115,729,433	100,889,004
Cost of revenue from related parties	-	-	244,110,132	-
Gross profit	863,061	1,955,392	2,788,731	5,835,862

Operating expenses:
Selling, general and administrative expense	4,333,259	3,684,749	16,861,425	8,021,825
Research and development expense	667,416	400,040	1,393,025	400,040
Professional fees	1,927,431	839,836	3,280,729	1,888,361
Depreciation and amortization	291,512	36,952	314,737	294,272
Impairment of other intangible assets	-	152,847	-	216,468
Total operating expense	7,219,618	5,114,424	21,849,916	10,820,966

Loss from operations	(6,356,557)	(3,159,032)	(19,061,185)	(4,985,104)

Interest and other income (expense)
Interest expense, net	(145,610)	(26,029)	(201,782)	(70,779)
Change in fair value of warrant liabilities	-	131,357	-	(112,642)
Equity in loss of equity method investees	(13,882)	(23,632)	(44,316)	(100,468)
Other	(925,771)	72,120	(558,271)	(38,480)
Loss before income taxes	(7,441,820)	(3,005,216)	(19,865,554)	(5,307,473)

Income tax expense (benefit)	-	-	-	-

Net loss	(7,441,820)	(3,005,216)	(19,865,554)	(5,307,473)

Net loss attributable to non-controlling interest	254,973	(22,723)	637,314	608,910

Net loss attributable to common shareholders	$(7,186,847)	$(3,027,939)	$(19,228,240)	$(4,698,563)

Basic loss per share	$(0.10)	$(0.05)	$(0.27)	$(0.08)
Diluted loss per share	$(0.10)	$(0.05)	$(0.27)	$(0.08)

Weighted average shares outstanding:
Basic	74,063,495	62,146,168	71,574,303	59,594,289
Diluted	74,063,495	62,146,168	71,574,303	59,594,289

* The above consolidated statements of operation present Guang Ming, acquired from Tianjin and Beijing Nanbei Huijin Investment Co., Ltd. on April 4, 2018, as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
		(As adjusted*)		(As adjusted*)
Net loss	$(7,441,820)	$(3,005,216)	$(19,865,554)	$(5,307,473)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	708,140	57,374	565,315	760,363
Comprehensive loss	(6,733,680)	(2,947,842)	(19,300,239)	(4,547,110)

Comprehensive loss attributable to non-controlling interest	243,078	(17,517)	614,298	647,074
Comprehensive loss attributable to common shareholders	$(6,490,602)	$(2,965,359)	$(18,685,941)	$(3,900,036)

* The above consolidated statements of comprehensive loss present the Guang Ming, acquired from Tianjin and Beijing Nanbei Huijin Investment Co. Ltd on April 4, 2018, as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2018	September 30, 2017
		(As adjusted*)
Cash flows from operating activities:
Net loss	$(19,865,554)	$(5,307,473)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,372,447	202,501
Provision for doubtful accounts	-	103,040
Depreciation and amortization	314,737	294,272
Equity in loss of equity method investees	44,316	100,468
Loss on disposal of assets	-	683,195
Change in fair value of warrant liabilities	-	112,642
Impairment of intangible assets	-	216,468
Foreign currency exchange losses	-	(42,891)

Change in assets and liabilities:
Accounts receivable	(78,572,438)	(34,582,490)
Inventory	-	(159,240)
Licensed content	-	759,698
Prepaid expenses and other assets	(3,332,696)	3,646,384
Accounts payable	6,560,434	29,792,542
Amount due to related parties	71,939,834	-
Accrued expenses, salary and other current liabilities	1,530,544	(867,504)
Deferred revenue	366,474	(1,139,357)
Net cash used in operating activities	(17,641,902)	(6,187,745)

Cash flows from investing activities:
Acquisition of property and equipment	(167,891)	(46,260)
Proceeds from disposal of property and equipment	-	2,450,044
Disposal of subsidiaries, net of cash disposed	-	(8,751)
Cash paid for the acquisition of subsidiaries	(2,840,219)	(26,857)
Investment in long term investments	(2,035,190)	(250,000)
Net cash (used in) provided by investing activities	(5,043,300)	2,118,176

Cash flows from financing activities
Proceeds from convertible note	12,000,000	-
Repayment of amounts due to related parties	-	(682,364)
Proceeds from issuance of warrant and shares	19,186,771	2,607,974
Net cash provided by financing activities	31,186,771	1,925,610
Effect of exchange rate changes on cash	(48,638)	62,078
Net increase (decrease) in cash, cash equivalents and restricted cash	8,452,931	(2,081,881)

Cash, cash equivalents and restricted cash at beginning of period	7,577,317	3,761,814

Cash, cash equivalents and restricted cash at end of period	$16,030,248	$1,679,933

Supplemental Cash Flow Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities:
Exchange of Series E Preferred Stock for common stock	$-	$7,155

* The above consolidated statements of cash flows present Guang Ming, acquired from Tianjin and Beijing Nanbei Huijin Investment Co., Ltd on April 4, 2018, as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2017 (As adjusted*)	7,154,997	$7,155	53,918,523	$53,918	$152,792,855	$(115,829,451)	$(1,371,498)	$35,652,979	$(5,325,481)	$30,327,498
Share-based compensation	-	-	-	-	202,501	-	-	202,501	-	202,501
Common stock issuance	-	-	727,273	727	1,999,273	-	-	2,000,000	-	2,000,000
Common stock issuance for RSU vested	-	-	111,465	111	(111)	-	-	-	-	-
Common stock issuance for option exercised	-	-	41,131	41	39,862	-	-	39,903	-	39,903
Common stock issued for warrant exercised	-	-	311,105	311	681,916	-	-	682,227	-	682,227
Common stock issued from conversion of series E preferred stock	(7,154,997)	(7,155)	7,154,997	7,155	-	-	-	-	-	-
Disposal of Zhong Hai Shi Xun	-	-	-	-	(9,887,398)	(360,521)	(220,737)	(10,468,656)	3,947,473	(6,521,183)
Acquisition of Guang Ming					78,630			78,630		78,630
Net loss	-	-	-	-	-	(4,698,563)	-	(4,698,563)	(608,910)	(5,307,473)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	787,372	787,372	(27,009)	760,363
Balance, September 30, 2017 (As adjusted*)	-	$-	62,264,494	$62,263	$145,907,528	$(120,888,535)	$(804,863)	$24,276,393	$(2,013,927)	$22,262,466

* The above consolidated statements of equity present Guang Ming, acquired from Tianjin and Beijing Nanbei Huijin Investment Co., Ltd. on April 4, 2018, as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2018

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity	Non- controlling Interest	Total Equity
Balance, January 1, 2018 (As adjusted*)	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation			3,372,447			3,372,447		3,372,447
Investment from GTD and SSS			11,188,502			11,188,502		11,188,502
Common stock issuance for RSU vested	1,240,707	1,241	(1,241)			-		-
Common stock issuance for option exercised	82,797	82	2,550			2,632		2,632
Common stock issued for warrant exercised	643,714	644	1,125,856			1,126,500		1,126,500
Common stock issuance for acquisition of BDCG	3,000,000	3,000	7,797,000			7,800,000	-	7,800,000
Common stock issuance for Star Thrive Group Limited	3,770,493	3,770	6,869,138			6,872,908		6,872,908
Conversion feature of convertible note			1,384,614			1,384,614		1,384,614
Acquisition of Grapevine							1,154,419	1,154,419
Net loss				(19,228,240)		(19,228,240)	(637,314)	(19,865,554)
Foreign currency translation adjustments					542,299	542,299	23,016	565,315
Balance, September 30, 2018	77,246,801	$77,246	$190,188,410	$(145,921,262)	$(239,775)	$44,104,619	$(749,246)	$43,355,373

* The above consolidated statements of equity present Guang Ming, acquired from and Beijing Nanbei Huijin Investment Co., Ltd, on April 4, 2018, as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 4 “Acquisition”).

The accompanying notes are an integral part of these consolidated financial statements.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

Ideanomics, Inc. (Nasdaq:IDEX), formerly known as Seven Stars Cloud Group, Inc., is a Nevada corporation that primarily operates in China (“PRC”) through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Ideanomics (“Ideanomics”, “we”, “us”, or “the Company”).

In the Company’s video on demand (“VOD”) business, the Company provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programing to digital cable providers, Internet protocol television (“IPTV”) providers, over-the-top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. The Company historically has offered these products under the business name “YOU On Demand” and refers to these operations as the legacy YOD business.

Starting in early 2017, while continuing to support the legacy YOD business, Ideanomics began transitioning its business model to become a next generation financial technology (“fintech”) company through several acquisitions and the establishment of joint ventures, with the intention of offering financing solutions and logistics solutions, each based on the emergence of systems that utilize blockchain and artificial intelligence (“AI”) technologies. On the financing solutions side, the Company has been building capabilities both in providing business consulting services related to traditional financings, as well as in developing digital asset securitization services via AI and blockchain enabled platforms. On the logistics side, the Company has been building expertise in the traditional commodities trading business, with an initial focus on crude oil trading and consumer electronics trading, with the goal of leveraging such expertise to inform the development of an AI and blockchain enabled logistics platform.

The Company refers to its YOD business as the Legacy YOD segment, and to all our other operations as the Wecast Service segment. Aside from the Legacy YOD segment, only the commodities trading component of the Company’s logistics business is operational and revenue generating.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “SVG Purchase Agreement”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) and an affiliate of the Company’s Chairman, Bruno Wu, for the purchase by the Company of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong company (“Wecast Services”). On January 31, 2017, the Company entered into another Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited (“SSMGL”), a Hong Kong company and one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). Details of these two acquisitions are in Note 4. By acquiring these two entities, the Company became engaged in consumer electronics and smart supply chain management operations.

In 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that the Company holds in one loss-generating non-core asset, was sold to BT for zero. The details of this transaction have been disclosed in Note 11.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Going Concern and Management’s Plans

For the nine months ended September 30, 2018 and 2017, the Company incurred loss from operations of approximately $19.1 million and $5.0 million, respectively, and incurred net loss of $19.9 million and $5.3 million, respectively, and cash used in operations was approximately $17.6 million and $6.2 million, respectively. Further, the Company had accumulated deficit of approximately $145.9 million and $126.7 million as of September 30, 2018 and December 31, 2017, respectively, due to recurring losses since the inception of its business.

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. In May, 2017, the Company completed a common stock financing for $2.0 million with certain investors, officers & directors and affiliates in a private placement. In October 2017, the Company completed a common stock financing with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million. In June 2018, the Company entered into a Subscription Agreement with Sun Seven Stars Investment Group Limited for $3.0 million, and the Company has received $1.1 million as of September 30, 2018 (See Note 9). In July 2018, the Company completed a common stock financing from GT Dollar Pte. Ltd for $10.0 million (See Note 9). In July 2018, the Company entered into a Share Purchase & Option Agreement with Star Thrive Group Limited for $23.0 million and the Company has received $6.9 million as of September 30, 2018 (See Note 9). In July 2018, the Company completed a convertible note financing with Advantech Capital Investment II Limited for $12.0 million(See Note 9).

Although the Company may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose their entire investment in the Company.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

Pursuant to the above contractual agreements, YOD WOFE can have the assets transferred freely out of Sinotop Beijing without any restrictions. Therefore, YOD WOFE considers that there is no asset of Sinotop Beijing that can be used only to settle obligations of Sinotop Beijing, except for the registered capital of the entity amounting to RMB10.6 million (approximately $1.6 million) as of September 30, 2018. As Sinotop Beijing is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

Pursuant to the Loan Agreement among YOD WOFE and the Nominee Shareholders, dated April 5, 2016, YOD WOFE agrees to lend RMB 19.8 million and RMB0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of September 30, 2018, RMB27.6 million ($4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WOFE or YOD WOFE’s designated persons, through (i) YOD WOFE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WOFE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WOFE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WOFE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The term of the Management Services Agreement is 20 years, and may not be terminated by SSF, except with the consent of, or a material breach by, YOD Hong Kong.

Pursuant to the above contractual agreements, YOD WOFE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WOFE considers that there is no asset of SSF that can be used only to settle obligation of YOD WOFE, except for the registered capital of SSF amounting to RMB50.0 million (approximately $7.5 million), among which RMB27.6 million (approximately $4.2 million) has been injected as of September 30, 2018. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of our VIEs, as applicable for the periods presented, affected the Company's consolidated financial statements.

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,495	3,898
Prepaid expenses	1,635	3,604
Other current assets	1,456	1,537
Intercompany receivables due from the Company's subsidiaries(i)	2,363,133	2,494,505
Total current assets	2,367,719	2,503,544
Long term investments	3,677,927	3,719,467
Total assets	$6,045,646	6,223,011

LIABILITIES
Current liabilities:
Other current liabilities	$39	41
Intercompany payables due to the Company's subsidiaries(i)	3,419,561	3,601,454
Total current liabilities	3,419,600	3,601,495
Total liabilities	$3,419,600	3,601,495

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Revenue	$-	794,273
Net income (loss)	$(46,508)	(4,293,469)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Net cash used in operating activities	$(2,403)	(1,661,531)
Net cash used in investing activities	$-	(43,047)
Net cash provided by financing activities(i)	$-	189,515

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to Sinotop Beijing in the nine months period ended September 30, 2017.

The decrease in revenue, net income and net cash used in operating activities was mainly due to disposal of Zhong Hai Shi Xun Media in 2017.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

On January 31, 2017, the Company entered into a Securities Purchase Agreement (the “Wide Angle SPA”) with BT and Sun Seven Stars Media Group Limited, a Hong Kong company (“SSSMGL”), one of the Company’s largest shareholders, controlled by our Chairman Bruno Wu, as guarantor, for the purchase by the Company of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the SVG Purchase Agreement and thereby including 100% of the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA considering the Company has consolidated Wide Angle.

As of September 30, 2018, the Company recorded the $24.3 million SVG Note as additional paid in capital, as the Company believes that the Performance Guarantees can be met within 12 months of the closing. Considering the proceeds transferred were larger than carrying amounts of the net assets received, such $24.3 million was then recognized as a reduction to the Company’s additional paid in capital. The Company has not begun accruing any reserves relating to potential Net Income Threshold earnout payments, since the Sun Video Business is currently not close to exceeding this threshold.

(ii) Acquisition of BBD Digital Capital Group Ltd.

On December 7, 2017, the Company entered into a Securities Purchase Agreement (the “BDCG Purchase Agreement”) with Tiger Sports Media Limited, a Hong Kong limited liability company (“Tiger”) pursuant to which the Company agreed to purchase Tiger’s 20% equity ownership in BBD Digital Capital Group Ltd. (“BDCG”), a New York corporation. The Company will purchase the 20% equity from Tiger for a total purchase price of $9.8 million (the “Transaction”), which consists of $2 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock). The valuation report was received post-signing of the BDCG Purchase Agreement with both parties agreeing that there is no obligation to close the Transaction until a satisfactory valuation report has been received, evaluated and approved by the Company’s Audit Committee. On April 24, 2018, the Audit Committee approved the satisfactory valuation report provided by an independent third party and closed this transaction. The Company paid the $2 million in cash upon the execution of the BDCG Purchase Agreement and issued the 3 million shares of Company common stock upon the closing of the Transaction. According to the BDCG Joint Venture Agreement, Board actions shall only be valid with more than 2/3 of the directors’ approval. As the Company is only able to assign 3 directors of the 5 in the Board, it is concluded that the Company does not have control in BDCG and should use an equity method to record the investment in BDCG. After such acquisition, the Company owns 60% of BDCG. It will be consolidated once the Company changes BDCG’s article of incorporation (or that joint venture agreement), pursuant to GAAP.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(iv) Acquisition of Grapevine

On July 18, 2018, the Company entered into an Agreement and Plan of Merger with GLI Acquisition Corp. (the “Merger”), a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and Grapevine Logic, Inc., a Delaware corporation (“GLI”), and Mr. Grant Deken, as the representative of the holders of capital stock of GLI, pursuant to which the Company agreed to acquire 65.65% share of GLI for an aggregate cash payment of $2.4 million to the holders of capital stock of GLI.

On September 4, 2018, the Company have completed the acquisition of 65.65% share of GLT. The Company has preliminarily recorded $1.4 million of Goodwill, $2.9 million of Intangible Assets and $0.7 million of deferred tax liabilities based on the estimated fair values. The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions were based upon preliminary calculations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates).The Company has included the financial results of GLI in our consolidated financial statements from the acquisition date.

Fomalhaut Limited, a British Virgin Islands company and an affiliate of Bruno Wu, the Chairman and Co-CEO of the Company (“Fomalhaut”), was an equity holder of 34.35% in GLI (the “Fomalhaut Interest”) prior to the merger and remains so following the merger. Fomalhaut will not receive any part of the Purchase Price. Fomalhaut entered into a Stock Option Agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 cash and 2/3 Company shares of common stock at the then market value. The exercise period for the Option Agreement terminates on August 31, 2021.

(v) Acquisition of Fintalk

On September 7, 2018, the Company entered into an Intellectual Property and Purchase and Assumption Agreement (the “SSIL Agreement”) with Sun Seven Star International Limited, a Hong Kong company (“SSIL”) and an affiliate of Mr. Bruno Wu, the Company’s Chairman and Co- CEO, pursuant to which SSIL sold the assets of FinTalk to the Company in exchange for $1.0 million promissory note (the “Note”) and shares of the Company’s common stock with a fair market value of $6.0 million. The Company shall repay the Note in 12 equal monthly installments commencing on October 7, 2018 at an interest rate of 2.51% per annum. The principal amount of the Note shall become due and payable in the event of a default pursuant to the Note. The transaction has not been completed as of September 30, 2018.

5.	Accounts Receivable, Net

Accounts receivable consists of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$105,538,117	26,965,731
Less: allowance for doubtful accounts	(3,594)	(3,646)
Accounts receivable, net	$105,534,523	26,962,085

The movement of the allowance for doubtful accounts is as follows:

	September 30, 2018	December 31, 2017
Balance at the beginning of the period	$(3,646)	(2,828,796)
Additions charged to bad debt expense	-	(145,512)
Write-off of bad debt allowance	52	89,851
Disposal of Zhong Hai Shi Xun	-	2,880,811
Balance at the end of the period	$(3,594)	(3,646)

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment, Net

The following is a breakdown of the Company’s property and equipment:

	September 30,	December 31,
	2018	2017
Furniture and office equipment	$312,829	308,383
Vehicle	143,249	147,922
Leasehold improvements	163,311	8,058
Total property and equipment	619,389	464,363
Less: accumulated depreciation	(361,336)	(337,088)
Property and Equipment, net	$258,053	127,275

The Company recorded depreciation expense of approximately $14,820 and $32,941 for the three and nine months ended September 30, 2018 and $8,341 and $209,139 for the three and nine months ended September 30, 2017, respectively.

7.	Intangible Assets

As of September 30, 2018 and December 31, 2017, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	September 30, 2018				December 31, 2017
	Gross Carrying	Accumulated	Impairment	Net	Gross Carrying	Accumulated	Impairment	Net
Amortizing Intangible Assets	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Charter/ Cooperation agreements	301,495	(32,303)	-	269,192	-	-	-	-
Intangible assets – Content (ii)	2,903,762	(241,980)	-	2,661,782	-	-	-	-
Software and licenses	238,163	(203,663)	-	34,500	214,210	(199,626)	-	14,584
Patent and trademark (i)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	(53,022)	-
Total amortizing intangible assets	$3,536,385	(517,889)	(53,022)	2,965,474	$307,175	$(239,569)	$(53,022)	$14,584

Indefinite lived intangible assets
Website name	159,505	-	-	159,505	134,290	-	-	134,290
Patent (i)	10,599	-	(10,599)	-	10,599	-	(10,599)	-
Total intangible assets	$3,706,489	(517,889)	(63,621)	3,124,979	$452,064	$(239,569)	$(63,621)	$148,874

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

(ii) During the third quarter of 2018, the Company completed the acquisition of 65.65% share of GLT, and preliminarily recorded $1.4 million of Goodwill, $2.9 million of intangible assets and $0.7 million of deferred tax based on the estimated fair values (Note 4)

The following table outlines the amortization expense for the following years:

Amortization to be
Years ending December 31,	Recognized
2018 (3 months)	$760,680
2019	2,076,117
2020	114,677
2021 and thereafter	14,000
Total amortization to be recognized	$2,965,474

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Long Term Investments

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values as of September 30, 2018 and December 31, 2017 are as follow:

	September 30, 2018	December 31, 2017
Topsgame (i)	$3,365,969	$3,365,969
Frequency (ii)	3,000,000	3,000,000
DBOT (iii)	250,000	250,000
Liberty (iv)	1,011,916	-
Asia Times (v)	1,023,274	-
Total	$8,651,159	$6,615,969

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

The Company expects to sell its investment interest in Topgame and other owned IP and its investment interest in Frequency (discussed in Note 8 (ii)) to an independent third party with consideration greater than its net book value in 2018. The Company has signed a letter of intent with this third party and management believes it will close this transaction in 2018 on the basis of a valuation report provided by a qualified independent valuation firm. Accordingly, the Company did not make any impairment to either of these long-lived assets as of September 30, 2018.

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

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

In August, 2017, the Company subscribed for a strategic investment of US$250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is a FINRA member firm, and filed an initial operations report on Form ATS to give notice of DBOT ATS’s operations. DBOT is powered through the blockchain technology from one of our strategic licensing partners. The Company accounts for the investment in DBOT as equity investments without readily determinable fair values, as the Company owns less than 4% of the common shares and the Company has no significant influence over DBOT.

On December 18, 2017, January 12, 2018 and February 28, 2018, the Company entered into three stock purchase agreements with certain existing DBOT shareholders to acquire their owned shares of common stock of DBOT in an aggregate amount of 3,543,546 shares. To acquire those shares, the Company agreed to issue the aggregate amount of 2,267,869 shares of the Company’s common stock. The transaction closed in October 2018. Together with shares acquired in 2017, the Company owns 28% of the common shares and will account for the investment using equity method starting from October 2018.

(iv)	Investment in Liberty

On September 7, 2018, the Company entered into a Share Purchase Agreement with Sun Seven Stars Investment Group Limited (“Sun”), an affiliate of Bruno Wu, the then Chairman and Co-CEO of the Company, pursuant to which the Company agreed to purchase from Sun and other persons for whom Sun acted as seller-representative:

•	an aggregate of 8,583,034 shares of common stock of Liberty Biopharma, an entity listed on the TSX venture exchange (“Liberty”), at fair market value, in consideration for Company common stock of equivalent value; and

•	an aggregate of 3,240,433 additional shares of Liberty, subject to the sellers receiving those shares from Liberty as award of performance shares if and when certain performance and vesting conditions set out in an agreement among Sun, Liberty and the sellers are achieved, in consideration for Company common stock of equivalent value. These Liberty shares represent 50% of performance based Liberty shares to which the sellers are entitled. In the event the performance criteria are not met, the Liberty performance shares will not be issued to the sellers and thus the purchase of these performance shares by the Company will not close.

The Company shares to be issued to the sellers in consideration for the Liberty shares are valued at fair market value on the date of each closing. As of September 30, 2018 this transaction was not completed, the Company had not received any shares from Liberty, nor had the Company issued any shares to the sellers.

On September 28, 2018, the Company signed the Subscription Agreement with Liberty to purchase 1,173,333 common shares for $2.0 million.  The Company paid $1.0 million of the purchase price as of September 30, 2018.  As of September 30, 2018, this subscription transaction has not yet closed and the Company has not received the shares from Liberty.

(v)	Investment in Asia Times

On September 12 2018, the Company announced a 50/50 Joint Venture (JV) with Asia Times Holdings, to be named Asia Times Financial Limited. JV will be providing next generation financial information service by AI-enabled financial data analytics and end-to-end encrypted messaging system that will work alongside blockchain-based financial services. As part of the deal, the Company will take a 10% stake in Asia Times Holdings for $4.0 million cash investment and Asia Times Holdings agreed to contribute $1.0 million of the $4.0 investment to the JV. The Purchase Price is payable in 4 tranches of $1,000,000 payable on September 21, 2018, October 15, 2018, November 15, 2018 and December 15, 2018, respectively. The Company paid the first $1.0 million payment prior to September 30, 2018. No shares from Asia Times have been issued as of September 30, 2018.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity method investments

Equity method investment movement for the nine months ended on September 30, 2018 is as follow:

		September 30, 2018
		December 31, 2017	Addition	Loss on investment	Foreign currency translation adjustments	September 30, 2018
Wecast Internet	(i)	6,044	-	(1,652)	1	4,393
Hua Cheng	(ii)	353,498	-	(42,664)	1,124	311,958
Shandong Media	(iii)	-	-	-	-	-
BDCG	(iv)	-	9,800,000	-	-	9,800,000
Total		$359,542	9,800,000	(44,316)	1,125	10,116,351

(i)	Investment in Wecast Internet

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

As of September 30, 2018 and December 31, 2017, the Company held 39% equity ownership in Hua Cheng, and accounted for the investment by the equity method.

(iii)	Investment in Shandong Media

As of September 30, 2018 and December 31, 2017, the Company held 30% equity ownership in Shandong Media, and accounts for the investment by the equity method. The investment was fully impaired as of September 30, 2018 and December 31, 2017.

(iv)	Investment in BDCG

As of September 30, 2018 and December 31, 2017, the Company held 60% and 20% equity ownership in BDCG respectively, and accounts for the investment by the equity method, as indicated in Note 4.

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

On March 17, 2018, the Company entered into a subscription agreement (the “Subscription Agreement”) with GT Dollar Ptd. Ltd. (“GTD”) for a private placement (“GT Financing”) in the total amount of $40.0 million, which consists of issuance of new shares in the amount of $25.1 million and issuance of two promissory notes in the amount of $ 10.0 million and $4.9 million, respectively. The Subscription Agreement was subsequently amended and restated (the “Amended Agreement”) on June 28, 2018 to reduce the amount of such investment to $10.0 million and to terminate the two promissory notes. Pursuant to the terms of the Amended Agreement, the Company will issue and sell to GTD, an aggregate of 5,494,506 shares of the common stock of the Company, for $1.82 per share, or a total purchase price of $10.0 million. The Company has received $5.3 million in the second quarter of 2018 and the remaining $4.7 million in the third quarter of 2018. The shares have been issued on October 3, 2018.

On June 21, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation (“SSSIG”), an affiliate of Bruno Wu, the Company’s Chairman and Co- CEO, pursuant to which SSSIG purchased $3 million of Common Stock at the then market price. The Company has received $1.1 million as of September 30, 2018 and the remaining $1.9 million on November 9, 2018. No shares have been issued as of as of September 30, 2018.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 24, 2018, the Company entered into a Share Purchase & Option Agreement (the “Purchase Agreement”) with Star Thrive Group Limited (“Star”), a British Virgin Islands corporation, pursuant to which Star will purchase 12,568,306 shares of the Company’s common stock, for $23.0 million (the “Investment”). The Investment will be made over 6 separate monthly closings between now and December 31, 2018. The Company also granted to Star a share purchase option (the “Call Option”) pursuant to which the Purchaser may, within 24 months after July 24, 2018, purchase from the Company such number of shares of common stock that would bring Star’s total ownership of the Company’s issued and outstanding shares up to 19.5% on a fully diluted basis, at a price equal to 95% of the weighted average trading price of the common stock within 3 months prior to the exercise date of the Call Option. As of September 30, 2018, the Company has received $6.9 million and 3,770,493 shares have been issued. The fair value of the call option is $8.0 million using the Black-Sholes valuation model using the following assumptions: expected terms 1.81 years; volatility 132.55%; dividend yield: zero and risk free interest rate 2.81%.

10.	Convertible Note

On June 28, 2018, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) and a Convertible Bond (the “Bond”) with Advantech Capital Investment II Limited, an exempted company incorporated and existing under the laws of the Cayman Islands (“Advantech”), pursuant to which Advantech invested $12 million. Such investment is convertible into common stock, at a conversion price of $1.82. The Bond matures on June 28, 2021 and accrues at an 8% interest rate. the Company records $1.4 million of beneficial conversion feature (“BCF”) in the additional paid in capital. The BCF for the Bond is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. As of September 30, 2018, the carrying amount of the Bond net of the discount related to the beneficial conversion feature is $10.7 million.

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

The carrying amount of cash, accounts receivable, notes receivable, accounts payable, accrued other expenses, other current liabilities and convertible notes as of September 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments.

12.	Related Party Transactions

(a)	$3.0 Million Convertible Note

On May 10, 2012, the Executive Chairman and Principal Executive Officer, Mr. Shane McMahon, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million (the “Note”) at a 4% interest rate computed on the basis of a 365 day year. Upon issuance, the conversion price of the Note was equal to the price per share paid for securities by investors in the most recent financing (as of the date of conversion) of equity or equity-linked securities of the Company.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2017, the Board of Directors approved Amendment No. 7 to $3.0 million Note, pursuant to which the maturity date of the Note was extended to December 31, 2019. The Note remains payable on demand or convertible on demand into common stock at a conversion price of $1.50.

For the three and nine months ended September 30, 2018, the Company recorded interest expense of $30,247 and $89,753, respectively, related to the Note; For the three and nine months ended September 30, 2017, the Company recorded interest expense of $30,247 and $89,753, respectively, related to the Note.

(b) Asset Disposal to BT

On November 28, 2017, for strategic reasons, the Company and BT agreed to amend the BT SPA, in which the Company will neither sell the equity of Nanjing Tops Game Co., Ltd, and the equity of the Pantaflix joint venture to BT nor receive the previously agreed upon consideration for such sales. Instead the Company sold to BT 80% of the outstanding capital stock of Zhong Hai Shi Xun Media to streamline the operations of the Company and to eliminate the Company’s exposure to any liabilities and obligations of Zhong Hai Shi Xun Media.

(c) Acquisition of GuangMing

On December 7, 2017, the Company entered into a Securities Purchase Agreement with Shanghai Guang Ming Investment Management Limited, a PRC limited liability company (“Guang Ming”), Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd. (“BNH”) The Company purchased 100% of Guang Ming’s issued and outstanding shares for a total purchase price of RMB2.4 million (approximately $363,436). Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. The closing of the acquisition is conditioned upon, among other things, Guang Ming, Tianjin and BNH obtaining all of the necessary approvals from the Asset Management Association of China (“AMAC”), a self-regulatory organization that oversees and regulates fund management companies in China. In the event that AMAC does not accept the submission for change of ownership, this agreement shall be rescinded, and the Company shall receive a refund from the sellers of any portion of the purchase price previously paid within 15 days of notice from the Company. This agreement was approved by the Company’s Audit Committee. The closing of the acquisition is also subject to the receipt of a fairness opinion and valuation report satisfactory to the Company, which together conclude that the purchase price of the acquisition is fair from a financial point of view to the Company’s shareholders. The acquisition is deemed to be a related party transaction because Tianjin is an affiliate of Bruno Wu, the Company’s Chairman and Co-Chief Executive Officer. In April 2018, the fairness opinion was approved by Audit Committee, and the Company paid the consideration and closed this acquisition.

(d) Crude Oil Trading

During the first nine months of 2018, ten of our crude oil transactions were purchased from three entities of which our minority shareholder has significant influence upon and because this minority shareholder has significant influence on both our Singapore joint venture and these three entities/suppliers, the Company reported these ten purchases as related party transaction from accounting perspective and hence recorded this as separate related party costs in its financial statement. Associated amounts payable represents almost 58.3% of total liabilities.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(e) Acquisition of Grapevine

On September 4, 2018, the Company have completed the acquisition of 65.65% share of GLT (Note 4). Fomalhaut Limited, a British Virgin Islands company and an affiliate of Bruno Wu, the Chairman and Co-CEO of the Company (“Fomalhaut”), was an equity holder of 34.35% in GLI (the “Fomalhaut Interest”) prior to the merger and remains so following the merger. Fomalhaut will not receive any part of the Purchase Price. Fomalhaut entered into a Stock Option Agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 cash and 2/3 Company shares of common stock at the then market value. The exercise period for the Option Agreement terminates on August 31, 2021.

(f) Investment in Asia Times

On September 12 2018, the Company announced a 50/50 Joint Venture (JV) with Asia Times Holdings, to be named Asia Times Financial Limited. to take a 10% stake in Asia Times Holdings. (Note 8). As part of the deal, the Company will take a 10% stake in Asia Times Holdings for $4.0 million cash investment and Asia Times Holdings agreed to contribute $1.0 million of the $4.0 investment to the JV. The Purchase Price is payable in 4 tranches. The Company paid the first $1.0 million payment prior to September 30, 2018. Uwe Parpart, the Company’s Chief Strategy Officer, is the Chairman of Asia Times Holdings.

(g) SSSIG Investment

On June 21, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation (“SSSIG”), an affiliate of Bruno Wu, the Company’s Chairman and Chief Executive Officer, pursuant to which SSSIG purchased $3 million of Common Stock at the then market price. The Company has received $1.1 million as of September 30, 2018. No shares have been issued as of as of September 30, 2018.

(h) Acquisition of Fintalk

On September 7, 2018, the Company entered into an Intellectual Property and Purchase and Assumption Agreement (the “SSIL Agreement”) with Sun Seven Star International Limited, a Hong Kong company (“SSIL”) and an affiliate of Mr. Bruno Wu, the Company’s Chairman and Co- CEO, pursuant to which SSIL sold the assets of FinTalk to the Company in exchange for $1.0 million promissory note (the “Note”) and shares of the Company’s common stock with a fair market value of $6.0 million. The Company shall repay the Note in 12 equal monthly installments commencing on October 7, 2018 at an interest rate of 2.51% per annum. The principal amount of the Note shall become due and payable in the event of a default pursuant to the Note.” The transaction has not been completed as of September 30, 2018.

(i) Investment in Liberty

On September 7, 2018, the Company entered into a Share Purchase Agreement with Sun Seven Stars Investment Group Limited (“Sun”), an affiliate of Bruno Wu, the then Chairman and Co-CEO of the Company, pursuant to which the Company agreed to purchase from Sun and other persons for whom Sun acted as seller-representative:

•	an aggregate of 8,583,034 shares of common stock of Liberty Biopharma, an entity listed on the TSX venture exchange (“Liberty”), at fair market value, in consideration for Company common stock of equivalent value; and

•	an aggregate of 3,240,433 additional shares of Liberty, subject to the sellers receiving those shares from Liberty as award of performance shares if and when certain performance and vesting conditions set out in an agreement among Sun, Liberty and the sellers are achieved, in consideration for Company common stock of equivalent value. These Liberty shares represent 50% of performance based Liberty shares to which the sellers are entitled. In the event the performance criteria are not met, the Liberty performance shares will not be issued to the sellers and thus the purchase of these performance shares by the Company will not close.

The Company shares to be issued to the sellers in consideration for the Liberty shares are valued at fair market value on the date of each closing. As of September 30, 2018 this transaction was not completed, the Company had not received any shares from Liberty, nor had the Company issued any shares to the sellers.

On September 28, 2018, the Company signed the Subscription Agreement with Liberty to purchase 1,173,333 common shares for $2.0 million.  The Company paid $1.0 million of the purchase price as of September 30, 2018.  As of September 30, 2018, this subscription transaction has not yet closed and the Company has not received the shares from Liberty.

13.	Share-Based Payments

As of September 30, 2018, the Company had 1,706,431 options, 90,586 restricted shares and 60,000 warrants outstanding.

The Company awards common stock and stock options to employees and directors as compensation for their services, and accounts for its stock option awards to employees and directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total share-based payments expense recorded by the Company during the three and nine months ended September 30, 2018 and September 30, 2017, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Employees and directors share-based payments	$11,530	$54,846	$3,372,447	$202,501

Effective as of December 3, 2010, the Company’s Board of Directors approved the Wecast Network, Inc. 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. As of September 30, 2018, options available for issuance are 132,499 shares.

(a)	Stock Options

Stock option activity for the nine months ended September 30, 2018 is summarized as follows:

			Weighted Average
			Remaining	Aggregated
	Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value
Outstanding at January 1, 2018	1,853,391	$3.20	2.99	0.02
Granted	-	-
Exercised	(110,295)	1.99
Expired	(36,665)	1.58
Forfeited	-	-
Outstanding at September 30, 2018	1,706,431	3.28	4.34	0.86
Vested and expected to vest as of September 30, 2018	1,706,431	3.28	4.34	0.86
Options exercisable at September 30, 2018 (vested)	1,615,598	3.36	4.09	0.80

As of September 30, 2018, approximately $110,584 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.67 years. The total fair value of shares vested during the nine months ended September 30, 2018 and 2017 was approximately $319,001 and $56,765 respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother will expire on Jan 31, 2019. The warrants that were issued to SSS has been expired on March 28, 2018.

As of September 30, 2018, the weighted average exercise price of the warrants was $1.75 and the weighted average remaining life was 0.59 years. The following table outlines the warrants outstanding and exercisable as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	Number of	Number of
	Warrants	Warrants	Exercise	Expiration
Warrants Outstanding	Outstanding	Outstanding	Price	Date

2014 Broker Warrants (Series E Financing)	60,000	703,714	$1.75	01/31/2019
2016 Warrants to SSS	-	1,818,182	$2.75	03/28/2018
	60,000	2,521,896

On September 24, 2018, the Company entered into an employment agreements with three executives. As part of their employment agreements, they are entitled to warrants for an aggregate of 8,000,000 shares at an exercise price of $5.375 per share (the “Exercise Price”), which is a 25% premium to the $4.30 per share closing market price of the Company’s common stock on September 7, 2018, the date upon which the terms of the employment agreements were mutually agreed. The grant date of the Warrants will be the first date that the Company’s common stock trades at or above the Exercise Price (the “Grant Date”) and the Warrants shall vest as follows: (i) 25% will vest 9 months following the Grant Date; (ii) 50% will vest 18 months following the Grant Date; and (iii) 25% will vest 24 months following the Grant Date. The Company has reserved 8,000,000 shares for issuance in connection with these Warrants. The Company’s shares have not traded at or above the Exercise Price and no warrants have been granted during the nine months ended September 30, 2018. No stock based compensation expense was recognized since the warrants have not been granted as of September 30, 2018.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
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

A summary of the restricted shares is as follows:

	Shares	Weighted-average fair value
Restricted shares outstanding at January 1, 2018	109,586	1.92
Granted	1,342,743	2.58
Forfeited	(97,000)	2.26
Vested	(1,264,743)	2.56
Restricted shares outstanding at September 30, 2018	90,586	2.46

14.	Earnings (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(7,186,847)	$(3,027,939)	$(19,228,240)	$(4,698,563)
Basic
Basic weighted average shares outstanding	74,063,495	62,146,168	71,574,303	59,594,289

Diluted
Diluted weighted average common shares outstanding	74,063,495	62,146,168	71,574,303	59,594,289

Net loss per share:
Basic	$(0.10)	($0.05)	$(0.27)	($0.08)
Diluted	$(0.10)	($0.05)	$(0.27)	($0.08)

Basic earnings (loss) per common share attributable to shareholders is calculated by dividing the net earnings (loss) attributable to shareholders by the weighted average number of outstanding common shares during the applicable period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. Diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 both equal to basic loss per share for respective periods because the effect of securities convertible into common shares is anti-dilutive.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Warrants	60,000	3,118,181	60,000	3,118,181
Options	1,797,017	2,267,095	1,797,017	2,267,095
Series A Preferred Stock	933,333	933,333	933,333	933,333
Convertible note and interest	10,227,507	35,598,447	10,227,507	35,598,447
Total	13,017,857	41,917,056	13,017,857	41,917,056

15.	Income Taxes

As of September 30, 2018, the Company had approximately $38.0 million of the US domestic cumulative tax loss carryforwards and approximately $33.2 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss would be expired based on new Tax Law. These PRC tax loss carryforwards will expire beginning year 2019 to year 2023.

The income tax expense for the nine months ended September 30, 2018 is close to nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance. The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized. The valuation allowance increased by approximately $4.5 million during the nine months ended September 30, 2018, which consists of $3.8 million resulting from operations and $0.7 million resulting from deferred tax liabilities acquired in the Grapevine aquisition.

As of September 30, 2018, there are no unrecorded tax benefits which would impact our financial position or our results of operations.

16.	Contingencies and Commitments

(a) Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices as follows:

Leased Property
Years ending December 31,	Costs
2018(3 months)	274,640
2019	515,016
2020	167,712
Thereafter	-
Total	$957,368

(b) Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of September 30, 2018, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Concentration, Credit and Other Risks

(a) PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business through Zhong Hai Media, which the Company controls as a result of a series of contractual arrangements entered among YOD WOFE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WOFE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WOFE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua will act as the exclusive distribution operator (within the territory of the People's Republic of China) of WCST's licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that WCST is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13.0 million. In addition to the above-mentioned minimal guarantee fee of RMB13.0 million specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from WCST to Yanhua reaches the amount of RMB13.0 million, the revenue above RMB13.0 million will be shared with WCST from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

According to the Yanhua Agreement, the total price of the Existing Contents to be transferred is RMB13.0 million. The payment is agreed to be paid in two installments, the first half of RMB6.5 million was received on December 30, 2016. The remaining RMB6.5 million will be paid under the scenario that the license content fees due to Studios for the existing legacy Hollywood paid contents will be settled. Due to the fact that the second installment will depend upon some future events and is contingent in nature, the Company deems this portion of the fee is not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized accordingly.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In terms of the additional revenue-sharing fee over the above-mentioned RMB13.0 million fee specified, considering that this part of arrangement fee is not fixed or determinable at the time point as of September 30, 2018, it has not met the criteria for revenue recognition, management will recognize it once it becomes determinable and meet the other revenue recognition criteria in the future.

Pursuant to the Yanhua Agreement, RMB6.5 million was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua.

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

For the nine months ended September 30, 2017, one customer individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of September 30, 2017, respectively.

For the nine months ended September, 2018, one customer individually accounted for more than 10% of the Company’s revenue. One customer individually accounted for more than 10% of the Company’s net accounts receivables as of September 30, 2018.

(c) Major Suppliers

Legacy YOD business

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier. Since January 1, 2017, only the content that was acquired from SSS in the amount of $17.7 million were still recorded as licensed content assets and amortized into cost of sales based on revenue and gross profit margin estimates. For the nine months ended September 30, 2017, $0.8 million was recorded in cost of sales and $0.8 million was recorded as revenue. No further revenue nor cost of sales was recorded since March 31, 2017.

Wecast Services

The Company relies on agreements with consumer electronics manufacturers and crude oil suppliers.

For the nine months ended September 30, 2017, three suppliers individually accounted for more than 10% of the Company’s cost of revenues. Three suppliers individually accounted for more than 10% of the Company’s accounts payable as of September 30, 2017.

For the nine months ended September 30, 2018, two suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two supplier individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of September 30, 2018.

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of September 30, 2018 and December 31, 2017, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong , the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e) Foreign Currency Risks

A portion of the Company’s operating transactions are denominated in RMB and a portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the PRC’s government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances by us in currencies other than RMB in China must be processed through PBOC or other China foreign exchange regulatory bodies that require certain supporting documentation in order to complete the remittance.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash consists of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Time deposits, which mature within one year as of the balance sheet date, represent interest-bearing certificates of deposit with an initial term of greater than three months when purchased. Time deposits which mature over one year as of the balance sheet date are included in non-current assets.

Cash and time deposits maintained at banks consist of the following:

	September 30,	December 31,
	2018	2017
RMB denominated bank deposits with financial institutions in the PRC	$961,428	684,115
US dollar denominated bank deposits with financial institutions in the PRC	$328,021	628,481
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$35,695	17,508
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$11,310,538	1,505,271
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	884,060	1,033,769
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$1,934,395	3,698,704

As of September 30, 2018 and December 31, 2017, deposits of $nil and $398,243 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit ratings.

18.	Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $487 and $3,242 for the three and nine months ended September 30, 2018 respectively and $3,980 and $6,526 for the three and nine months ended September 30, 2017 respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $607,872 and $274,049 for the nine months ended September 30, 2018 and 2017, respectively.

19.	Segment Reporting

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January 2017 (see note 4), the Company has operated two segments including Legacy YOD segment and Wecast Service segment. Therefore, there are two reportable segments for the nine months ended September 30, 2018. The two reportable segments are:

(i)	Legacy YOD – This segment provides premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers. The core revenues are generated from both minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers.

(ii)	Wecast Service - Wecast Services is currently primarily engaged with consumer electronics and oil crude supply chain management operations, and is also focused on acquiring and developing next-generation fintech solutions based on AI and blockchain technology.

Ideanomics, Inc., Its Subsidiaries and Variable Interest Entities
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment disclosures are on a performance basis consistent with internal management reporting. The Company does not allocate expenses below segment gross profit since these segments share the same executive team, office space, occupancy expenses, information technology infrastructures, human resources and finance department. The following tables summarized the Company’s revenue and cost generated from different segments.

	Nine Months Ended
	September 30,	September 30,
	2018	2017
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$-	$794,273
-Wecast Service	362,628,296	105,930,593
Net sales	362,628,296	106,724,866
GROSS PROFIT
-Legacy YOD	-	31,662
-Wecast Service	2,788,731	5,804,200
Gross profit	2,788,731	5,835,862

	September 30,	December 31,
	2018	2017
TOTAL ASSETS
-Legacy YOD	$27,034,157	27,141,163
-Wecast Service	51,254,046	30,084,607
-Unallocated assets	94,617,524	11,270,378
-Intersegment elimination	(5,182,259)	(5,051,660)
Total	167,723,468	63,444,488

20.	Subsequent Events

As of November 14, 2018, the Company’s material subsequent events described below.

Business Name Change

On October 17, 2018, following approval from the Company’s shareholders received by written consent on August 28, 2018 and as disclosed in an information statement mailed to the Company’s stockholders on or about September 11, 2018, the Company filed a certificate of amendment to articles of incorporation with the Secretary of State of the State of Nevada changing the Company’s name from Seven Stars Cloud Group, Inc. to Ideanomics, Inc.

Global Headquarters for Technology and Innovation in Connecticut

On October 10, 2018, the Company purchased a 58-acre former University of Connecticut campus in West Hartford from the State of Connecticut and in connection for $5.2 million. The Company also obtained a surety bond in favor of the University of Connecticut and the State of Connecticut in connection with the Company’s environmental remediation obligations.  In order to obtain the surety bond the Company was required to post $3.6 million in cash collateral with the bonding company. Ideanomics plans to transform the property into a world-renowned technology campus named Fintech Village. The planned $283 million-plus investment will focus on being a leading technology and innovation facility for developing new and leading edge Fintech solutions utilizing artificial intelligence, deep learning, IoT, and blockchain.

In connection with the acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement"), pursuant to which the State of Connecticut may provide up to $10 million of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10.0 million of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default.

Joint Venture with TPJ Ltd.

On October 9 2018,  the Company announced that it has entered into a joint venture agreement with TPJ Ltd, to create Ideanomics Resources LTD, a company organized under the laws of England and Wales and based in London. The joint venture will initially focus its efforts in Africa and Middle East, where it has significant long-term relationships and unlock value in the commodities and energy sectors by leveraging and utilizing the Ideanomics Platform-as-a-Service (“PaaS”) solutions. The Company will own 75% equity interest of Ideanomics Resources.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management for future operations, the progress, scope or duration of the development of our video on demand business, blockchain enabled logistics business, digital trading business, any business plans, timelines and potential results, the benefits that may be derived from certain acquisitions, joint venture or partnerships, or the commercial or market opportunity involving securitizing digital assets, our anticipated operations, financial position, revenues, costs or expenses, statements regarding future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our competitors. Examples of these events are more fully described under Part II. Item 1A. Risk Factors.

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

Overview

From 2010 through 2017, our primary business activities have been providing premium content video on demand (“VOD”) services with primary operations in the People’s Republic of China through our subsidiaries and variable interest entities under the brand name YOU On Demand (“YOD”). In our YOD business, we provide premium content and integrated value-added service solutions for the delivery of VOD and paid video programing to digital cable providers, Internet protocol television (“IPTV”) providers, over-the-top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

Starting in early 2017, while continuing to support our legacy YOD business, we began transitioning our business model to become a next generation financial technology (“fintech”) company, with the intention of offering financing solutions and logistics solutions, each based on the emergence of trading systems that utilize blockchain and artificial intelligence (“AI”) technologies. On the financing solutions side, we have been building capabilities both in providing business consulting services related to traditional financings, as well as in developing digital asset securitization services via AI and blockchain enabled financial services platforms. On the logistics side, we have been building expertise in the traditional commodities trading business, with an initial focus on crude oil trading and consumer electronics trading, with the goal of leveraging such expertise to inform the development of an AI and blockchain enabled logistics platform.

We refer to our YOD business as our Legacy YOD segment, and to all our other operations as our Wecast Service segment. Aside from the Legacy YOD segment, only the commodities trading component of our logistics business is operational and revenue generating.

Financing Solutions

We plan to assist various companies across industry verticals in completing capital raising transactions by providing consulting services to companies seeking financing through conventional means, such as sales of traditional equity and debt securities, and through the sales of securitized assets represented by digital tokens, or “digital securitized assets.” We believe that this dual approach to raising capital will provide us with flexibility to address the needs of issuers and investors. In connection with this strategy, we intend to use AI and blockchain enabled financial technology to provide asset owners and the investment community a seamless method and platform for the creation of digital assets. Specifically, we plan to facilitate the securitization of tangible and intangible assets into new financial products, “tokenize” these financial products by digitally recording them on a blockchain, enable advanced platforms and capabilities using AI and blockchain technology, and support the distribution and monetization of digital assets. We believe the infrastructure we are developing in these areas will enable us to assist customers and derive revenues from fees in connection with the process of creating, marketing and selling digital securitized assets.

We believe that regulated alternative trading systems (“ATSs”) are important for the development of trading markets for blockchain based digital tokens, including the digital securitized assets we plan to originate as part of our financing solutions business. Accordingly, we are making strategic investments that are intended to promote the development of regulated ATSs that will enhance the blockchain token trading ecosystem. In 2017, we made an investment in Delaware Board of Trade Holdings, Inc. (“DBOT”), which is a FINRA member firm and has filed an initial operations report on Form ATS to give notice of operations of DBOT ATS, LLC, and which we believe is well positioned to develop blockchain enabled transactional platforms.

We also intend to enter into partnerships and joint ventures to support the use of AI powered analytics for the trading, pricing, indexing and ratings of digital tokens, including digital securitized assets, such as a joint venture to develop AI driven financial data services that we established in 2017. We expect the value of these strategic investments to increase as the market for digital tokens matures and to the extent these platforms begin to provide more robust solutions to the trading ecosystem.

Logistics Management Platform

As part of our larger blockchain strategy, we intend to enter into joint ventures, strategic investments and partnerships to explore the application of blockchain technologies to logistics management. We believe that blockchain enabled logistics platforms can eliminate standard transactional intermediaries in the freight and shipping industry. We believe that by decreasing middle-man costs, we can greatly improve the efficiency of capital utilization, expand margins and accelerate inventory turnover for companies shipping goods across myriad industries. We are continuing to investigate potential blockchain technologies that are well-suited to the development of products to streamline the logistics market.

In connection with this strategy, we entered the commodities trading business through a series of acquisitions and investments. The primary goal for entering this business was to learn about the needs of buyers and sellers in industries that rely heavily on the shipment of goods, which we believe has informed our understanding of the features a blockchain platform would need to serve the logistics market. Specifically, we elected to focus on the crude oil and consumer electronics businesses, which are industries that we believe are sufficiently commoditized and high volume to serve as meaningful controls to identify inefficiencies in the logistics market and generate data to support the potential future application of AI solutions. Our crude oil trading business commenced in October 2017, when we formed our Singapore joint venture, Seven Stars Energy Pte. Ltd. Our consumer electronics trading business commenced on January 2017, and is operated out of Hong Kong through our subsidiary, Amer Global Technology Limited. Our end customers include about 15 to 20 corporations across the world. Our commodities trading business does not currently integrate blockchain or AI based logistics solutions.

Legacy YOD Segment

The core revenues from our Legacy YOD segment have been generated both from minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers. We run our legacy YOD business with limited resources, as our legacy YOD business since October 2016 has operated through a five-year partnership with Zhejiang Yanhua Culture Media Co., Ltd., a company organized under the laws of the PRC (“Yanhua”), where Yanhua will act as the exclusive distribution operator (within the territory of the PRC) of our licensed library of major studio films (the “Yanhua Partnership”). We entered into the Yanhua Partnership in order to offset losses from high upfront minimum guarantee licensing fees to studios. The Yanhua Partnership modified and improved our legacy major studio paid content business model by moving from a framework that included [high and fixed costs and upfront minimum guaranteed payments], rising content costs from major Hollywood studios and low margins to a structure that will now include relatively nominal costs to our Company and the opportunity to reach an even wider audience. With the Yanhua Partnership, Yanhua assumed all sales and marketing costs and will pay us a minimum guarantee in exchange for a percentage of the total revenue share.

Recent Developments

On August 3, 2018, we entered into a joint venture with Aladdin Fintech Company Limited (“Aladdin”). The joint venture will focus on three primary areas of business activities: (1) Fixed income-based real estate product offerings using Velocity Ledger for global fractionalization, securitization, and tokenization offerings, starting with the cash flow-producing commercial properties of large insurance companies as underlying assets; (2) Velocity Ledger-based fractionalization, securitization, and tokenization of Real Estate projects and services; and (3) the Company’s BBD Artificial Intelligence (AI) to enhance real estate ratings and risk management services. The Company and Aladdin each own 50% of the joint venture respectively. The joint venture’s board has three members, comprised of a Company appointee, an Aladdin appointee, and an independent appointee. Aladdin is contributing RMB300,000 as working capital, and the Company is contributing RMB300,000 as a loan at 4% and repaid as a priority from revenues generated. Aladdin’s subsidiary, I-House (“IHT”)  is responsible for staffing the joint venture’s management, sales and operations team. The Company will also contribute the systems and resources to facilitate digital offerings through the IHT platform. The Company is responsible for (i) all company registrations, licenses and regulatory approvals required for operations in the territories agreed by the two parties, (ii) contributing deal flow and strategic cooperation to ensure real estate assets are available for IHT token offerings and (iii) developing a global real estate index series utilizing its BBD AI Engine.

On August 19, 2018, we entered into a Financial Advisory Agreement with National Transport Capacity Co., Ltd, a company established in the People’s Republic of China (“NTC”), pursuant to which NTC agreed to engage the Company as NTC’s advisor with respect to NTC’s financing of its electric bus transformation business for the next 3 years. The Company shall assist NTC with conducting fractionalization sales of fixed income products in China on a non-exclusive basis. The Company shall also assist with conducting fixed income product issuance and digital asset issuance in areas other than mainland China on an exclusive basis.

On September 7, 2018, the Company entered into a Global Advisory Agreement (the “First Auto Agreement”) with First Auto Loan (Oriental Huixin Investment Management Co., Ltd.), a company established in the People’s Republic of China (“First Auto”) pursuant to which First Auto agreed to engage the Company as First Auto’s advisor with respect certain areas, amongst other things, First Auto’s (i) electric vehicle upgrading and updating services; (ii) financing small businesses in the micro-car circulation industry; (iii) consumption installment of car loans and (iv) asset securitization of existing auto loan packages. The First Auto Agreement is exclusive other than with respect to mainland China and Hong Kong. The First Auto Agreement is for a 3 year term, however, each of the Company and First Auto may terminate the First Auto Agreement if proper progress is not made within 6 months.

On September 7, 2018, the Company entered into an Intellectual Property and Purchase and Assumption Agreement (the “SSIL Agreement”) with Sun Seven Star International Limited, a Hong Kong company (“SSIL”) and an affiliate of Mr. Bruno Wu, our Chairman, pursuant to which SSIL sold the assets of FinTalk to the Company in exchange for $1,000,000 promissory note and shares of the Company’s Common Stock with a fair market value of $6,000,000. The Company shall repay the promissory note in 12 equal monthly installments commencing on October 7, 2018 at an interest rate of 2.51% per annum. The principal amount of the Note shall become due and payable in the event of a default pursuant to the Note.

On October 10, 2018, the Company closed the transactions contemplated by the Purchase and Sale Agreement, which was effective July 11, 2018, with the State of Connecticut acting by and through the University of Connecticut pursuant to which the Company purchased the parcel of land formerly known as the University of Connecticut Greater Hartford campus, including buildings and improvements for purposes of creating a technology and innovation center. The Company delivered $5,200,000, the balance of the purchase price contemplated by the agreement is closed. The Company also obtained a surety bond in favor of the University of Connecticut and the State of Connecticut in connection with the Company’s environmental remediation obligations. In order to obtain the surety bond the Company was required to post $3.6 million in cash collateral with the bonding company. In connection with the acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement"), pursuant to which the State of Connecticut may provide up to $10,000,000 of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10,000,000 of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default.

On October 18, 2018, we entered into a Financial Advisory Service Agreement (“Financial Advisory Agreement”) with Zhonjinhuifu Resources CO., LTD, a Hong Kong company (“Zhonjinhuifu”), pursuant to which the Company will advise Zhonjinhuifu on (i) its planned $200 million capital raise over the next two years and (ii) a security token offering (“STO”). Zhonjinhuifu operates various mining projects, including the kekeshisi magnesia-nickel silicon mine in Toli County, Xinjiang Uyghur Autonomous Region. Pursuant to the terms of the Financial Advisory Agreement, the Company’s services to Zhonjinhuifu will include advising on financing-related activities with respect to the issuance of both utility tokens and securities tokens outside of China and Hong Kong; fixed income products, other digital assets and other financing products; and recommending suitable traditional and digital financing tools, including those on blockchain platforms. The Company will receive a variable service fee of the aggregate funds raised by Zhonjinhuifu, subject to regulatory approval.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to transform our business and to meet internal or external expectations of future performance. We are aiming to become a next generation Artificial-Intelligent (AI) & Blockchain-Powered, Fintech company. By managing and providing an infrastructure and environment that facilitates the transformation of traditional financial markets such as commodities, currency and credit into the asset digitalization era, SSC hopes to provide asset owners and holders a seamless method and platform for digital asset securitization, tokenization and trading. Separately, SSC offers a closed supply chain trading ecosystem for corporate buyers and sellers designed to eliminate standard transactional intermediaries and create a more direct and margin-expanding path for principals. In connection with this transformation, the Company is in the process of considerable changes, which include the assemblement of a new management team in the U.S. and overseas, reconfiguring the business structure to reflect our Blockchain and FinTech strategy, continue to further enhance our controls, procedures, and oversight during this transformation, and expand the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to remain competitive. Our current electronic and crude oil products and services compete in highly competitive global markets characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors and price sensitivity on the part of consumers. As part of our blockchain and AI focused stratgy, we are currently focused on consumer electronics and the crude oil trading business in supply chain management with the intent to migrate this on to the blockchain with AI capabilites. As such, the company is co-developing the underlying technology platform with its technology partner with an aim to become a smart supply chain management platform with one token as means of settlement and digital wallet function. In the near future, once the technology platform is fully functional, the company will bring customers of traditional 3C consumer electronics business and crude oil trading business onto the platform, which will greatly improve the efficiency of capital utilization and inventory turnover for both consumer electronics and crude oil business by cutting middle-man cost. The above technology platforms will help both the consumer electronic and crude oil business to transform from supply chain only operations into digital ecosystem management platform.

Taxation

United States

Ideanomics, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as none of the companies had taxable profit in the United States since inception. Under U.S. Tax Reform, the Comapny is required to pay, a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. We have subsequently determined that there is only less than $150,000 unrepatriated earnings for each non-U.S. subsidiary in aggregate. Therefore, only a minimal tax is due under this provision.

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30, 2018	September 30, 2017	Amount Change	% Change
Revenue	$43,707,937	$30,229,255	$13,478,682	45%
Cost of revenue	42,844,876	28,273,863	14,571,013	52%
Gross profit	863,061	1,955,392	(1,092,331)	(56)%

Operating expense:
Selling, general and administrative expenses expenses	4,333,259	3,684,749	648,510	18%
Research and development	667,416	400,040	267,376	67%
Professional fees	1,927,431	839,836	1,087,595	130%
Impairment of other intangible assets	-	152,847	(152,847)	(100)%
Depreciation and amortization	291,512	36,952	254,560	689%

Total operating expense	7,219,618	5,114,424	2,105,194	41%

Loss from operations	(6,356,557)	(3,159,032)	(3,197,525)	101%
Interest expense, net	(145,610)	(26,029)	(119,581)	459%
Change in fair value of warrant liabilities	-	131,357	(131,357)	(100)%
Equity in loss of equity method investees	(13,882)	(23,632)	9,750	(41)%
Others	(925,771)	72,120	(997,891)	(1384)%

Loss before income taxes	(7,441,820)	(3,005,216)	(4,436,604)	148%

Income tax benefit	-	-	-	0%

Net loss	(7,441,820)	(3,005,216)	(4,436,604)	148%

Net loss attributable to non-controlling interest	254,973	(22,723)	277,696	(1222)%

Net loss attributable to common shareholders	$(7,186,847)	$(3,027,939)	$(4,158,908)	137%

Revenues

All revenues for the three months ended September 30, 2018 were generated by consumer electronics trading business in our Wecast segment. Our Legacy YOD segment has not generated significant revenue since the quarter ended March 31, 2017. We received an initial payment from Yanhua of RMB6.5 million (approximately $1 million) on December 30, 2016, which was recognized as revenue in the first quarter of 2017, but we have not received additional payments from Yanhua pursuant to the Yanhua partnership.

	2018Q3		2017Q3	Diff
	USD	%	USD	USD	%
Wecast Services	43,707,937	100%	30,229,255	13,478,682	45%
Total	43,707,937	100%	30,229,255	13,478,682	45%

Revenue for the three months ended September 30, 2018 was $43.7 million as compared to $30.2 million for the same period in 2017, an increase of approximately $13.5 million, or 45%. The increase was mainly due to our expanding business with consumer electronics .

Cost of revenues

	2018Q3		2017Q3	Diff
	USD	%	USD	USD	%
Wecast Services	42,844,876	100%	28,273,863	14,571,013	52%
Total	42,844,876	100%	28,273,863	14,571,013	52%

Cost of revenues was approximately $42.8 million for the three months ended September 30, 2018, as compared to $28.3 million for the three months ended September 30, 2017. Our cost of revenues increased by $14.6 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of costs to business with consumer electronics and smart supply chain management .

Gross profit

	2018Q3		2017Q3	Diff
	USD	%	USD	USD	%
Wecast Services	863,061	100%	1,955,392	(1,092,331)	(56)%
Total	863,061	100%	1,955,392	(1,092,331)	(56)%

Our gross profit for the three months ended September 30, 2018 was approximately $0.9 million, as compared to gross profit in the amount of $2.0 million during the same period in 2017. The gross profit ratio for the three months ended September 30, 2018 was 2.0%, while in 2017, it was 6.47%. The decrease was mainly due to the gross profit ratio of our consumer electronics decreased compared to the same period in 2017.

Research and development expense

Research and development expenses for the three months ended September 30, 2018 was $0.7 million as compared to $0.4 million for the same period in 2017, an increase of approximately $0.3 million or 67%. The majority of the increase was due to the increase of expense on AI and blockchain technology.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended September 30, 2018 was $4.3 million as compared to $3.7 million for the same period in 2017, an increase of approximately $0.6 million or 18%. The majority of the increase was due to our efforts to assemble a new management team in the U.S. and overseas.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to our business transformation and expansion. Professional fees for the three months ended September 30, 2018 were $1.9 million as compared to $0.8 million for the same period in 2017, a increase of approximately $1.1 million. The increase was related to the above factors as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

The majority of the increase was due to required professional services for legal, audit and tax.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2018 was $0.3 million as compared to $0.04 million for the same period in 2017, an increase of approximately $0.26 million. The increase was mainly due to aquisition for Grapevine.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a gain in the fair value of warrant liabilities of $0.13 million for the three months ended September 30, 2017. All the remaining warrant liabilities have been expired as of August 30, 2017.

Income tax expenses

The income tax expense for the three months ended September 30, 2018 is nil because net operating loss carryovers offset current taxable income and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method was recognized by recording 20% of the operating losses of Zhong Hai Media. For the three months ended September 30, 2017, operating loss attributable to Hua Cheng was approximately $0.03 million. The Company sold Zhong Hai Media on June 30, 2017 and there have been no more such allocations since then.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the three months ended September 30, 2018, approximately $307 of our operating loss from Wecast SH was allocated to Dillon Yu, which was approximately $0.1 million in the same period in 2017.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the three months ended September 30, 2018, approximately $0.05 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was approximately $0.03 million in the same period in 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30, 2018	September 30, 2017	Amount Change	% Change
Revenue	$362,628,296	$106,724,866	$255,903,430	240%
Cost of revenue	359,839,565	100,889,004	258,950,561	257%
Gross profit	2,788,731	5,835,862	(3,047,131)	(52)%

Operating expense:

Selling, general and administrative expenses expenses	16,861,425	8,021,825	8,839,600	110%
Research and development	1,393,025	400,040	992,985	248%
Professional fees	3,280,729	1,888,361	1,392,368	74%
Impairment of other intangible assets	-	216,468	(216,468)	(100)%
Depreciation and amortization	314,737	294,272	20,465	7%

Total operating expense	21,849,916	10,820,966	11,028,950	102%

Loss from operations	(19,061,185)	(4,985,104)	(14,076,081)	282%
Interest expense, net	(201,782)	(70,779)	(131,003)	185%
Change in fair value of warrant liabilities	-	(112,642)	112,642	(100)%
Equity in loss of equity method investees	(44,316)	(100,468)	56,152	(56)%
Others	(558,271)	(38,480)	(519,791)	1351%

Loss before income taxes	(19,865,554)	(5,307,473)	(14,558,081)	274%

Income tax benefit	-	-	-	0%

Net loss	(19,865,554)	(5,307,473)	(14,558,081)	274%
Net loss attributable to non-controlling interest	637,314	608,910	28,404	5%

Net loss attributable to common shareholders	$(19,228,240)	$(4,698,563)	$(14,529,677)	309%

Revenues

	Nine months ended September 30, 2018		Nine months ended September 30, 2017	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	794,273	(794,273)	(100)%
Wecast Services	362,628,296	100%	105,930,593	256,697,703	242%
Total	362,628,296	100%	106,724,866	255,903,430	240%

Revenue for the nine months ended September 30, 2018 was $362.6 million as compared to $106.7 million for the same period in 2017, an increase of approximately $255.9 million, or 240%. The increase was mainly due to our expanding business of crude oil trading initiated in October 2017. This increase was partially offset in the amount of $0.8 million by a decrease of our legacy YOD business, which has been operated under new exclusive distribution agreement with Yanhua since the fourth quarter of 2016.

Gross profit

	2018 1-9		2017 1-9	Diff
	USD	%	USD	USD	%
Legacy YOD	-	-	31,659	(31,659)	(100)%
Wecast Services	2,788,731	100%	5,804,203	(3,015,472)	(52)%
Total	2,788,731	100%	5,835,862	(3,047,131)	(52)%

Our gross profit for the nine months ended September 30, 2018 was approximately $2.8 million, as compared to gross profit in the amount of $5.8 million during the same period in 2017. The gross profit ratio for the nine months ended September 30, 2018 was 0.77%, while in 2017, it was 5.47%. The decrease was mainly due to the low gross profit margin of the crude oil trading business which has expanded and caused our gross profit margin ratio to decrease.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2018 increased approximately $8.8 million, or 110%, as compared with the amount for the nine months ended September 30, 2017. The majority of the increase was due to 1) an increase in headcounts and relevant traveling expense in the amount of $2.6 million; 2) an increase of approximately of $3.2 million in share based compensation that were paid to our employees; 3) an increase of approximately of $1.2 million in consulting, legal, and professional service fees that were paid to our external consultants who provided various consulting services with respect to our on-going financial digital assets business; 4) an increase in our sales and marketing expense in the amount of $1.8 million relating to the introduction and promotion of our business models to various potential investors and business partners, as well as the marketing of Wecast Services, which was acquired in January 2017.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2018 was $1.4 million as compared to $0.4 million for the same period in 2017, an increase of approximately $1.0 million or 348%. The majority of the increase was due to the increase of expense on AI and blockchain technology.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transformation and expansion. Our costs for professional fees increased approximately $1.4 million, or 74%, to $3.3 million for the nine months ended September 30, 2018, compared with the same period in 2017. The increase was required professional services for legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2018 was $0.31 million as compared to $0.29 million for the same period in 2017, an increase of approximately $0.02 million.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported a loss in the fair value of warrant liabilities of $0.1 million for the nine months ended September 30, 2017. All the remaining warrant liabilities have been expired as of August 30, 2017.

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method was recognized by recording 20% of the operating losses of Zhong Hai Media. During the nine months ended September 30, 2017, approximately $0.03 million of our operating loss from Zhong Hai Media was allocated to Hua Cheng. The Company sold Zhong Hai Media on June 30, 2017 and there have therefore no more such allocations since then.

Dillon Yu has a 49% non-controlling interest in Shanghai Wecast Supply Chain Management Limited (“Wecast SH”) and as such we allocate 49% of the operating loss of Wecast SH to Dillon Yu. During the nine months ended September 30, 2018, approximately $1,343 of our operating loss from Wecast SH was allocated to Dillon Yu, which was $0.6 million in the same period in 2017.

Swiss Guorong Limited has a 45% non-controlling interest in Wide Angle and as such we allocate 45% of the operating profit of Wide Angle to Swiss Guorong Limited. During the nine months ended September 30, 2018, approximately $0.3 million of our operating loss from Wide Angle was allocated to Swiss Guorong Limited, which was $0.003 million in the same period in 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash of approximately $16.03 million. Approximately $11.4 million was held in our Hong Kong, US and Singapore entities and $4.63 million was held in our mainland China entities. The Company has no plans to repatriate these funds.

As discussed in Note 2 to the consolidated financial statements included in this report, the Company has incurred significant continuing losses in 2018 and 2017, and total accumulated deficits were $145.9 million and $126.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company also used cash for operations of approximately $17.6 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively.We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements in this report. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustment that might result from the outcome of this uncertainty.

On May 19, 2017, we completed a common stock financing with certain investors, including officers, directors and other affiliates of the Company for $2.0 million. In addition, we completed a common stock financing with Hong Kong Guo Yuan Group Capital Holdings Limited for $10 million on October 23, 2017. In March 2018, the Company entered into a common stock financing with GT Dollar Pte. Ltd., for a private placement totaling $40.0 million, which agreement was subsequently amended and restated on June 28, 2018 to reduce such investment to $10.0 million (See Note 9). The Company has received $5.3 million during the second quarters, and received the remaining $4.7 million in the third quarter. The Company entered into a Convertible Note Purchase Agreement with Advantech Capital Investment II Limited on June 28, 2018 for $12.0 million. The funds were delivered on July 5, 2018. In July 2018, the Company entered into a common stock financing with Star Thrive Global, for a private placement totaling $23.0 million (with an option to acquire up to 19.9% of the Company), and such installments to be paid in six monthly installments beginning in July 2018. The Company has received all monthly installments due from Star Thrive Global that were due through October, 2018, and expects to receive the remaining installments that are due through December 2018. Although the Company may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

The following table provides a summary of our net cash flows from operating, investing and financing activities.

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Net cash used in operating activities	$(17,641,902)	$(6,187,745)
Net cash (used in) provided by investing activities	(5,043,300)	2,118,176
Net cash provided by financing activities	31,186,771	1,925,610
Effect of exchange rate changes on cash	(48,638)	62,078
Net increase/(decrease in cash	8,452,931	(2,081,881)

Cash at beginning of period	7,577,317	3,761,814

Cash at end of period	$16,030,248	$1,679,933

Operating Activities

Cash used in operating activities increased by $11.5 million for the nine months ended September 30, 2018 compared to 2017, primarily due to an loss from operation from $5.3 million to $19.9 million.

Financing Activities

We received $31.1 million proceeds in a private placement from the issuance of common shares, warrant and options for nine months ended September 30, 2018, to certain investors, including officers, directors and other affiliates. While in the same period in 2017, we received $2.6 million proceeds in private replacement.

Investing Activities

We used $2.8 million to acuquire Grapevine and Shanghai Guangming and $2.0 million to invest in Liberty and Asia Times for nine months ended September 30, 2018. While in the same period in 2017, we received $2.5 million proceeds from the disposal of Zhong Hai Shi Xun.

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

In October, 2016, the Company signed an agreement to form a five years’ partnership with Yanhua, where Yanhua will act as the exclusive distribution operator (within the territory of PRC) of the Company’s licensed library of major studio films. Pursuant to the Yanhua agreement, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be transferred over to Yanhua, which was agreed to be priced at RMB13,000,000 (approximately $2 million). According to the agreement, as a whole package, the payment is agreed to be paid in two installments equally in the amount of RMB6,500,000. As of the March 31, 2018, the Company only received the first installments and recorded it as revenue within Legacy YOD business, however, considering the second installment was due to be received if the license content fees due to studios for the existing legacy Hollywood paid contents was settled, while the Company did not expect and did not make the payment to the studios, we deemed this portion of the fee to be not fixed or determinable and therefore, this portion of the revenue did not meet the revenue recognition criteria to be recognized as of September 30, 2018. Meanwhile, as revenue generated by Yanhua did not exceed the revenue sharing threshold, no additional revenue was recorded.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, as a result of one material weakness described below.

Changes in Internal Control Over Financial Reporting

On April 6, 2018, Mr. Simon Wang resigned from his position as Chief Financial Officer (“CFO”) of the Company. On April 11, 2018, the Board unanimously appointed its previous Finance Director, Mr. Jason Wu, as the interim CFO and principal accounting officer of the Company, effective immediately. On June 1, 2018, the Board appointed Mr. Federico Tovar as CFO of the Company. In 2016, a material weakness in financial reporting was identified related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability. Management believes that this material weakness still exists as of the issuance of this quarterly report, even though we may no longer operate any license content business in the future.

Other than the changes stated above, there have been no other significant changes in internal control for the three months ended September 30, 2018, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to review, refine and upgrade internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS AND STRATEGY

Substantial doubt about our ability to continue as a going concern.

We have incurred significant losses and have relied on debt and equity financings to fund our operations. As of September 30, 2018, the Company had accumulated deficit of $145.9 million, with liabilities of $123.1 million and cash on hand of $15.7 million. Based on this cash on hand and our expectation to continue to incur significant operating losses, we do not have the capital to finance operations for the next twelve months.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in transforming our business model or that we will be able to generate sufficient cash from operations, create and sell digital assets or borrow funds on favorable terms or at all. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

We expect to require additional financing in the future to meet our business requirements. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses and repay existing debt in order to execute its business plan. Although the Company may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

We are in the process of transforming our business model, such that there is only a limited basis to evaluate our business and prospects. This transformation may continue to evolve, and ultimately may not be successful.

We are in the process of transforming our business model to become a next generation fintech company enabled by AI and blockchain technologies. In connection with this transformation, we are in the process of considerable changes, including initiatives to assemble a new management team, reconfigure the business structure and expand our mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy, and building a team with the technological capability and know-how to build the products and provide the services we envision. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Although we have been operating our Legacy YOD business for several years, because our new Wecast Services business has only been developed since 2017, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to implement our business plans and complete the transformation we envision. An investor in our stock should consider the challenges, expenses, and difficulties we will face as a company seeking to provide new types of fintech solutions in a competitive market. For example, we have not generated and may never generate revenue from any AI or blockchain enabled products or services. Any failure to implement our business plans in accordance with our expectations may have a material adverse effect on our financial results.

Further, as digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Government regulation may cause us to potentially change our future business in order to comply fully with the federal securities and other laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to continue to evolve as well. From time to time, we may modify aspects four business model relating to our products and services. We cannot offer any assurance that these or any other modifications will be successful or will not have an adverse effect to our business.

Even if we implement our plan in accordance with our expectations, our assumptions regarding costs and growth of revenue may differ substantially from reality. Furthermore, even if the anticipated benefits and savings are realized in part, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our revenue may fluctuate as we expect a disproportionate amount of our revenues generated from our Wecast Services segment quarter over quarter due to the customers’ seasonal demand, as normally holiday demand for consumer electronics would increase our revenue. Furthermore, as the launch dates of our new products may not be the same as what we have planned, we expect the financial performance might fluctuate significantly depending on timing, quantity and outcome of such product launches.

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

We depend on the services of our key employees. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. In addition, in connection with our transition to a new AI & blockchain-enabled fintech business model, we have recruited certain members of management and employees with extensive knowledge of the blockchain market or technology, and the loss of their expertise could diminish our business.

We have recruited executives and management both in U.S. and China to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees, or failure to find a suitable successor, would significantly harm our business. Our future success will also depend on our ability to identify, hire, develop and retain skilled key employees. We do not maintain key person life insurance on any of our employees. Future sales or acquisitions by us may also cause uncertainty among our current employees and employees of an acquired entity, which could lead to the departure of key employees. Such departures could have an adverse impact on our business and the anticipated benefits of a sale or acquisition.

Changes in our management team may adversely affect our operations.

Over the last several months, we have experienced turnover or changes in our senior management. On April 6, 2018, our CFO, Mr. Simon Wu announced his resignation as the CFO of the Company. On April 11, 2018, the Board appointed Mr. Jason Wu to serve as interim CFO. Effective June 1, 2018, the Board appointed Mr. Federico Tovar as our new CFO. On September 10, 2018, the Board appointed Mr. Brett McGonegal as Co-CEO of the Company, Mr. Evangelos Kalimtgis as Chief Investment Officer and Mr. Uwe Henke Von Parpart as Chief Strategist of the Company.

While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and research and development of our products.

The Company experiences significant competitive pressure, which may negatively impact our business, financial condition, and results of operations.

The markets for the Company’s products and services is very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models. Our company aims to build operative blockchain platforms enhanced by AI technologies. Not only does the Company compete with global distributors, it also competes for customers with regional distributors and some of the Company’s own suppliers that maintain direct sales efforts. Our competitors may introduce new platforms and solutions that are superior to ours. Certain competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. In addition, as the Company expands its offerings and geographic presence, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

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

As we acquire, dispose of or restructure our businesses, product lines, and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our capabilities. As a result, we may seek to make acquisitions of companies, products, or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our business strategies. For regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies, resulting in significant financial costs, reduced or lost opportunities, and diversion of management’s attention. Managing an acquired business, disposing of product technologies, or reducing personnel entails numerous operational and financial risks, including, among other things, (i) difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, (ii) diversion of management’s attention away from other business concerns, (iii) amortization of acquired intangible assets, (iv) adverse customer reaction to our decision to cease support for a product, and (v) potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and/or cash flows.

In addition, any acquisition could result in changes, such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, results of operations, cash flows, and/or the price of our common stock.

We derived a substantial portion of our revenue from several major customers. If we lose any of these customers, or if the volume of business with these distribution partners decline, our revenues may be significantly affected.

We have agreements with only one distribution partner to operate all our legacy YOD business, and during the nine months ended September 30, 2018, one customers individually accounted for more than 10% of third party revenue in our Wecast Service segment. Due to our reliance on those customers, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

•	reductions, delays or cessation of purchases from one or more significant customer;

•	loss of one or more significant customer and our inability to find new customers that can generate the same volume of business; and

•	failure of any customer to make timely payment of our products and services.

We cannot be certain whether these relationships will continue to develop or if these significant customers will continue to generate significant revenue for us in the future.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we fail to develop and maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-Q. Under current law, we became subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007. Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

In 2016, a material weakness was identified in the internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability. License content forecasts are highly subjective, even though we no longer operate any license content business in 2017 and onwards, management believes that this material weakness still exists.

Management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2017, our management has concluded that our internal control over financial reporting is ineffective based on this assessment. See “Item 4. Controls and Procedures.”

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

RISKS RELATED TO OUR WECAST SEGMENT

There can be no assurance that we will ever develop, issue or support the trading of securitized digital assets, or that we or our partners will build blockchain-based trading and logistics management platforms, or that any such products will be well received.

We intend to securitize assets that may be owned by third parties or owned by our Company, to encode such securitized assets as digital tokens using blockchain technology, and to support the issuance and trading of such securitized digital assets. As part of our larger blockchain strategy, we also intend to enter into joint ventures, strategic investments and partnerships to explore the application of blockchain technologies to logistics management. There can be no assurance that we will ever develop, issue or support the trading of any securitized digital assets, whatsoever, or that we will ever develop a blockchain or AI enabled logistics management platform. Should we fail to do so, our financial position may be adversely affected.

Even if we do succeed in developing digital securitized assets, there can be no assurance that investors will be interested in purchasing such digital securitized assets, or that a robust ecosystem for their trading on our platforms will develop. For example, established financial institutions may refuse to process the digital assets for these transactions, process wire transfers, or maintain accounts for entities transacting in our digital assets. Conversely, a significate portion of demand for any digital securitized assets we develop may be generated by speculators and investors seeking to profit from the short- or long-term holding of our digital assets. Price volatility undermines the exchange of these digital assets and the liquidity of the digital assets we original may always be low, further fueling price volatility. Increased volatility may lead to a reduction in the value of the digital securitized assets we develop, which could adversely impact the value of any digital securitized assets we originate based on our own assets, and which could reduce demands for our digital financial services by reducing interest in using digital assets as a mean of creating liquidity from others’ owned assets.

In addition, the blockchain-enabled platforms and software upon which our products and services will be based, are in their early stages. Despite the efforts of our strategic partners and joint ventures to develop and complete the launch of, and subsequently to maintain, blockchain platforms for digital token trading and logistics management, it is possible that they will experience malfunctions or otherwise fail to be adequately secured and maintained. We may not have or may not be able to obtain the technical skills, expertise, or regulatory approvals needed to successfully develop blockchain platforms and products, including digital assets, and progress them to a successful launch. In addition, there are significant legal and regulatory considerations that will need to be addressed in order to develop and maintain a blockchain, and addressing such considerations will require significant time and resources. There can be no assurance that we will be able to develop the blockchain platform in such a way that achieves all of the features we anticipate that it will provide, or that the features provided will be sufficient to attract a significant number of users such that the blockchain platform will be widely adopted.

Blockchain technology and tokenized assets are subject to a number of inherent risks that may impact our ability to provide the services we are developing and adversely affect an investment in us.

Blockchain technology and tokenized assets are subject to a number of inherent risks, including reliability risks, security risks, and risks associated with human error, that may impact our ability to provide the services we are developing. For example, a blockchain platform’s functionality depends on the Internet, and a significant disruption in Internet connectivity could disrupt a platform’s operations until the disruption is resolved; such disruption may have an adverse effect on the value of the digital assets traded on a platform. In addition, a hacking or service attack on a platform may cause temporary delays in block creation on the blockchain and in the transfer of digital assets recorded on the chain. Any disruptions, attacks or other security breaches, or the perception that our blockchain technology is unreliable for any reason, may have a material adverse effect on the value of the digital assets, investment in the digital assets and the operations and success of our business operations and financial results.

In addition, tokenized digital assets based on blockchain technology can only be transferred with the private key associated with a platform’s address in which the digital assets are held. We intend to safeguard and securely store the private keys associated with a platform’s addresses by engaging a custodian. To the extent a private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, the custodian will be unable to transfer the digital assets held in a platform’s addresses associated with that private key. Consequently, the digital assets associated with such address will effectively be lost, which would adversely affect an investment in digital assets.

We and our digital asset customers may be subject to the risks encountered by the digital asset exchanges we partner with, including a malicious hacking, sale of a digital asset exchange, loss of the digital assets by the exchange, and other risks. Many digital asset exchanges do not provide insurance and may lack the resources to protect against hacking and theft. If a material amount of our digital assets or the digital assets of our customers are held by exchanges, we and our customers may be materially and adversely affected if an exchange suffers a cyberattack or incurs financial problems

Further, the recording of digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on a certain blockchain platform. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of such digital assets generally will not be reversible. We, our customers and our partners may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, digital assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent that we, our customers or our partners are unable to seek a corrective transaction with such third party or are incapable of identifying the third party that has received the digital assets through error or theft, we, our customers or our partners will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent that we, our customers and our partners are unable to seek redress for such error or theft, such loss could adversely affect our reputation and our business.

The growth of the blockchain industry in general, as well as the blockchain networks, is subject to a high degree of uncertainty.

The factors affecting the further development of the digital asset industries, as well as blockchain networks, include uncertainty regarding:

•	worldwide growth in the adoption and use of digital assets, and other blockchain technologies;

•	government and quasi-government regulation of digital assets and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•	the maintenance and development of the open-source software protocol of the blockchain networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using traditional currencies or existing networks;

•	general economic conditions and the regulatory environment relating to digital assets; and

•	The popularity or acceptance of blockchain-enabled tokens.

The digital assets industries as a whole have been characterized by rapid changes and innovations and are continually evolving. Although blockchain networks and blockchain assets have experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of these networks and assets may materially adversely affect our business plans and results of operations.

We currently have limited intellectual property rights related to our new Wecast Services business, and primarily rely on third parties through joint ventures to conduct research and development activities and protect proprietary information.

Although we believe our success will depend in part on our ability to acquire, invest in or develop proprietary technology to effectively compete with our competitors, we currently have, and for the forseable future will have, limited direct intellectual property rights related to our new Wecast Services business. The intellectual property relevant to the products and services we plan to provide are held primarily by joint ventures and our strategic partners. Accordingly, we will rely on these third parties for research and development activities, which poses significant risks. For example, we will have limited control over the research and development activities of the business of our joint ventures, and may require licenses from these third parties if we wish to develop products directly. If our joint venture businesses are unable to effectively maintain a competitive edge relative to the market with its technologies and intellectual property, it may adversely affect our business and financial position.

Our reliance on third parties also presents are risks related to ownership, use and protection of proprietary information. We are required to rely on the terms of the joint venture and partnership agreements to protect our interests, as well as our joint ventures’ and partners trade secret protection, non-disclosure agreements, and invention assignment agreements to protect confidential and proprietary information. If the intellectual property and other confidential information of our joint ventures and strategic partners are not adequately protected, competitors may be able to use their proprietary technologies and information and thereby erode any competitive advantages that intellectual property provide us.

Domestic and international regulatory regimes governing blockchain technologies, digital assets, distribution and utilization of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of certain digital assets.

Blockchain and distributed ledger platforms are recent technological innovations, and the regulatory schemes to which digital assets may be subject have not been fully explored or developed. Regulation of digital assets varies from country to country as well as within countries. In some cases, existing laws have been interpreted to apply to blockchain-based technologies and digital assets, and in other cases, jurisdictions have adopted laws, regulations or directives that specifically affect digital assets, and some jurisdictions have not taken any regulatory stance on digital assets and or have explicitly declined to apply regulation. Accordingly, there is no clear regulatory framework applicable to blockchain platforms or digital asset products, and laws that do apply at times may overlap or change. Regulation in these areas is likely to rapidly evolve as government agencies take regulatory action to monitor companies and their activities with respect to these areas.

Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the operability of blockchain platforms and the permissibility of digital assets generally, the technology behind the assets, or the means of transacting or in transferring such assets. Failure by us to comply with any laws, rules and regulations, some of which may not yet exist or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Digital assets are novel and the application of U.S. federal and state securities laws is unclear in many respects. Digital assets are not traditional investment securities and issues that might be resolved with traditional securities may not be resolved with digital assets if the offer or sale of such digital assets is not made in full compliance with applicable registration exemptions or the federal securities laws, the token issuer may be in violation of such laws. It is possible that regulators may interpret laws in a manner that adversely affects a digital asset’s value.

Blockchain-enabled networks and distributed ledger technologies also face an uncertain regulatory landscape in many foreign jurisdictions, including China. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that may conflict with those of the United States or may directly and negatively impact our business. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to our business.

The further development and acceptance of blockchain platforms, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain platforms and blockchain assets would have a material adverse effect on our business plans and could have a material adverse effect on us.

Regulatory authorities may never permit a trading system or ATS on which digital assets could trade to become operational.

In order for a securities exchange to allow U.S. investors to participate on its platform, it must register as a broker-dealer with the SEC, become a member of FINRA, file a Form ATS with the SEC and comply with Regulation ATS. DBOT, one of our joint venture investments, has filed an initial operations report on Form ATS to give notice of operations of DBOT ATS, LLC. The Company’s investment in DBOT’s ATS is not approved by the SEC or FINRA. If FINRA, the SEC or any other regulatory authority objected to such system, such regulatory authorities could prevent the system from ever becoming operational.

If the digital assets we develop are considered to be derivatives or commodities, we may be subject to the provisions of the Commodities Exchange Act and the U.S. Commodity Futures Trading Commission (“CFTC”) regulations.

The U.S. Commodity Futures Trading Commission (“CFTC”) has defined “virtual currencies” as a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. The CFTC has considered digital assets as commodities or derivatives, depending on the facts of the offering. If we facilitate borrowing transactions that permit the trading of the securitized digital assets we develop on a “leveraged, margined or financed basis,” we must comply with the provisions of the Commodities Exchange Act and CFTC regulations. Any regulatory issues encountered with respect to compliance with these regulations and laws would have a material adverse impact on the Company’s financial position.

Our sales of oil and natural gas may expose us to extensive regulation.

The Federal Energy Regulatory Commission, the CFTC and the Federal Trade Commission hold statutory authority to monitor certain segments of the physical energy commodities markets. The trading of digital assets linked to such energy commodities may be subject to such regulations. To the extent that any digital asset is deemed to fall within the definition of a commodity future, such as those represented by oil or energy assets, pursuant to subsequent rulemaking by the CFTC, the Company and/or the issuer of such digital asset may be required to register and comply with additional regulation under the CEA. Moreover, the Company or issuer may be required to register as a commodity pool operator and register the platform, or such other entity created to hold the digital assets, as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary expenses of the Company, and adversely impact the value of the common stock.

If regulatory changes or interpretations of the Company’s activities require the registration as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or licensing as a money transmitter (or equivalent designation) under state law in any state in which the Company operates, compliance with these requirements would result in extraordinary expenses to the Company or the termination of the Company.

To the extent that the activities of the Company cause it to be deemed a money service business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” (or equivalent designation) (“MT”) under state law in any state in which it operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the common stock in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. Such noncompliance or extraordinary expense to comply with regulations may have an adverse effect on the value of the Company’s common stock and affect the financial position of the business.

RISKS RELATED TO DOING BUSINESS IN CHINA AND TO OUR LEGACY YOD BUSINESS

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

Our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	the allocation of resources;
•	an evolving and rapidly changing regulatory system; and
•	a lack of sufficient transparency in the regulatory process.

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

Our results could be adversely affected by the trade tensions between the United States and China.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in dividends payable to our foreign investor and gains on sale of our common stock by our foreign investors may become subject to PRC taxation.

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

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and the related Implementation Rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rule”), issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and comply with a series of other requirements. The Offshore Share Incentives Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. We, and any of our PRC employees or members of our Board who have been granted share options, restricted share units or restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related Implementation Rules, and the Offshore Share Incentives Rule. If we, or any of our PRC employees or members of our Board who receive or hold options, restricted share units or restricted shares in us or any of our subsidiaries, fail to comply with these registration and other procedural requirements, we may be subject to fines and other legal or administrative sanctions.

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

Our operations in foreign countries are subject to risks that could adversely impact our financial results, such as economic or political volatility, foreign legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our proprietary technology in certain countries, potentially burdensome taxes, crime, employee turnover, staffing, managing personnel in diverse culture, labor instability, transportation delays, and foreign currency fluctuations.

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

Over the past several years, U.S. public companies that have substantially all of their operations in China, particularly companies like ours which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity is in connection with financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or not, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

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

RISKS RELATED TO OUR STOCK

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

The market price of our common stock could be also subject to volatility if the value of our business and common stock is viewed as being linked to the price and value of digital assets. A decrease in the price of a single digital asset may cause volatility in the entire digital asset and security token industry. For example, a security breach that affects purchaser or user confidence in Bitcoin or Ether may affect the industry as a whole. If investors view our business and the value of our common stock as dependent upon or linked to the value or growth of digital assets, whether or not tokenized on our blockchain platforms, the price of such digital assets may influence significantly the market price of shares of our common stock.

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

Our articles of incorporation authorize our Board to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board without further action by the shareholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Section 78.438 of the Nevada Revised Statutes prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Certain of our shareholders hold a significant percentage of our outstanding voting securities.

As of August 10, 2018, Wecast Media Investment Management Limited, Seven Stars Global Cloud Group Limited, Sun Seven Stars Media Group Limited and affiliates (controlled by our Chairman and Co-Chief Executive Officer, Mr. Wu) are the beneficial owners of approximately 42.0% of our outstanding voting securities (through their ownership of 100% our Series A Preferred Stock, which entitle the holder to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of common stock), or a total of 9,333,330 votes), Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 7.6% of our outstanding voting securities, and our former director Mr. Xuesong Song and C Media Limited (of which Mr. Song is the Chairman and Co-Chief Executive Officer) are the beneficial owners of approximately 7.3% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock or Series A preferred stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries. PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders. See “—Risks Related to Doing Business in China— Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.”

Even if we are able to pay dividends on our common stock or Series A preferred stock, our Board may choose not to declare dividends on our capital stock. In addition, financing agreements that we may enter into in the future may limit our ability to pay cash dividends. Fluctuations in exchange rates could adversely affect our business and the value of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2018, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed, or incorporated by reference, as applicable, as part of this report on Form 10-Q:

Exhibit
No.	Description
10.1†	Purchase and Sale Agreement, dated July 11, 2018, by and between Seven Stars Cloud Group, Inc. and the State of Connecticut.
10.2	Assistance Agreement, dated July 11, 2018, by and between Seven Stars Cloud Group, Inc. and the State of Connecticut.
10.3	Share Purchase & Option Agreement, dated July 24, 2018, by and between Seven Stars Cloud Group, Inc. and Star Thrive Group Limited
10.4	Agreement and Plan of Merger, dated July 18, 2018, by and among Seven Stars Cloud Group, Inc., Grapevine Logic, Inc., GLI Acquisition Corp., and Mr. Grant Deken, as the representative of the holders of capital stock of Grapevine Logic, Inc.
10.5	Stock Option Agreement, effective August 31, 2018, by and among Seven Stars Cloud Group, Inc and Formalhut Limited
10.6	Employment Agreement, dated September 24, 2018, by and between the Company and Mr. Brett McGonegal
10.7	Amended and Restated Convertible Note Purchase Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited
10.8	Convertible Bond Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited
10.9†	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018
10.10*†	Employment Agreement, dated as of June 1, 2018 by and between the Company and Mr. Federico Tovar
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2018.

†Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2018.

Ideanomics, Inc.

By:	/s/ Federico Tovar

Name: Federico Tovar
Title: Chief Financial Officer
(Principal Financial Officer and an Authorized Officer)

