Form 10-K/A
period 2017-12-31
IDEANOMICS, INC.
filed 2018-12-14
CIK 837852

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

55 Broadway, 19th Floor, New York, NY 10006

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter as of the original date of this filing), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $63,222,176. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 68,865,056 shares of the registrant’s common stock outstanding as of March 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IDEANOMICS, INC.

Annual Report on FORM 10-K/A

For the Fiscal Year Ended December 31, 2017

i

EXPLANATORY NOTE

Ideanomics, Inc. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2018, and amended on Form 10-K/A and filed with the SEC on August 28, 2018 (“Amendment No. 1”).

The purpose of this amendment is to amend certain Items of our Original Filing and our Amendment No. 1 in response to comments received from the SEC. The Company is not required to update disclosures to reflect any events that occurred subsequent to March 30, 2018, but we have elected to update certain of the disclosures set forth in Part I—Item 1—“Business,” Part I—Item 1A—“Risk Factors,” Part I—Item 2—“Properties” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect recent developments.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below), and Section 21E of the Exchange Act (as defined below). We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning our transition to become a next-generation financial technology company; our expectations regarding the market for our new and existing products and industry segment growth; our expectations regarding demand for and acceptance of our new and existing products or services; our expectations regarding our partnerships and joint ventures, acquisitions, investments; our beliefs regarding the potential benefits and opportunities from integrating digital artificial intelligence and blockchain technology as part of our product and services offerings; our business strategies and goals; any projections of sales, earnings, revenue, margins or other financial items; any statements regarding the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in the PRC; and all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, and without limitation, those identified in Item 1A—“Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements included herein are made as of the date of this report. We undertake no obligation to update any of these forward-looking statements, whether written or oral, that may be made, from time to time, after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Stars Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.”), a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“FINRA” refers to the Financial Industry Regulatory Authority;
•	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company that is 39% owned by Sinotop Beijing and is a 20% owner of Zhong Hai Media;
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

ii

•	“Renminbi” and “RMB” refer to the legal currency of the PRC;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
•	“Shandong Media” refers to Shandong Lushi Media Co., Ltd., a PRC company and a joint venture with respect to which we previously directly owned 50%; effective July 1, 2012, our interest in Shandong Media was reduced to a 30% stake held by Sinotop Beijing, which we indirectly control;
•	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
•	“VIEs” refers to our current variable interest entities Sinotop Beijing, and SSF;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited), a Hong Kong company;
•	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
•	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which we previously wholly owned and which was sold during the quarter ended March 31, 2014;
•	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
•	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
•	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company that was 80% owned by Sinotop Beijing until June 30, 2017.

iii

PART I

ITEM 1.	BUSINESS

Overview

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, our primary business activities have been providing premium content video on demand (“VOD”) services, with primary operations in the PRC, through our subsidiaries and variable interest entities under the brand name You-on-Demand (“YOD”). In our YOD business, we provide premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, Internet protocol television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

Starting in early 2017, while continuing to support our YOD business, we began transitioning our business model to become a next-generation financial technology (“fintech”) company, with the intention of offering customized products and services based on best-in-class blockchain, artificial intelligence (“AI”) and other technologies to mature and emerging businesses across various industries. To do so, we are building a technology ecosystem through license agreements, joint ventures and strategic acquisitions, which we refer to as our “Fintech Ecosystem.” In parallel, through strategic acquisitions, equity investments and joint ventures, we are building a network of businesses, operating across industry verticals, that we believe have significant potential to recognize benefits from blockchain and AI technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement.

Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, by bringing technology leaders together with industry leaders and creating synergies between the businesses in our expanding Fintech Ecosystem and the businesses in our network of industry verticals, which we refer to as our “Industry Ventures.” Specifically, we believe that the technologies being developed in our Fintech Ecosystem can be customized and leveraged to address various use cases presented by our Industry Ventures, which we believe will not only enhance the performance of our Industry Ventures, but also enhance the capabilities of our Fintech Ecosystem. For example, in 2017, we acquired a crude oil trading business and a consumer electronics trading business with the goal of gaining experience in the traditional logistics management and financing business, providing an initial use case for technologies in our Fintech Ecosystem, and enabling the application of our learnings from operating these businesses to the development of an AI- and blockchain-enabled platform for more efficient logistics management and finance generally.

We refer to our YOD business as our legacy YOD segment and all our other operations, including the development of our Fintech Ecosystem and our Industry Ventures, as our Wecast Services segment. The commodities trading component of the logistics management and financing businesses we acquired in 2017 provided 95.6% and 99.9% of our revenue for the year ended December 31, 2017 and for the nine months ended September 30, 2018, respectively. The other aspects of the development of our Fintech Ecosystem and our Industry Ventures, as described below, are still in the planning and testing phase and are generally not operational or revenue generating.

Fintech Ecosystem

We primarily rely upon third-party intellectual property (“IP”) for the AI and blockchain technology being developed for our Wecast Services segment. In evaluating prospective technologies we seek to acquire, in-license or promote through joint ventures, we are focused on identifying industry leaders with strong and established engineering teams and technologies that are substantially developed. In doing so, we believe we can reduce the risks of reliance on a single technology with speculative functionality and adoption potential, while enhancing our flexibility and adaptability in a rapidly evolving technological environment.

Our strategy is to leverage the technology and teams that comprise our Fintech Ecosystem to create customized solutions for the use cases presented to us by our Industry Ventures. The customization of these business applications would be undertaken by our acquired subsidiaries or the joint ventures, as applicable, with the business development efforts of our parent company focused on expanding the network of technologies in our Fintech Ecosystem and facilitating other synergies between our Fintech Ecosystem and our Industry Ventures. While the development and expansion of our Fintech Ecosystem is primarily driven by a desire to match specific technologies with specific use applications in our Industry Ventures, we believe that many of the technologies in our Fintech Ecosystem will have applications outside of our own Industry Ventures, and that the work in customizing technology to our Industry Ventures can be leveraged to develop products and services for third parties.

BDCG Joint Venture

Between December 2017 and April 2018, we formed BBD Digital Capital Group Ltd., a New York corporation (“BDCG”), as a joint venture with management partners Tiger Sports Media Limited and Seasail, an affiliate of Big Business Data (“BBD”). We hold approximately 60% of the equity interest of BDCG and have the power to appoint three of the five directors of the board of BDCG. BDCG intends to capitalize on commodity and energy providers’ needs for more precise risk management services, more informed operational planning and more strategic decision-making, specifically in the trading of index funds, futures and commodities. BDCG focuses on developing AI-driven financial data services as well as building transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Planned financial data services include risk management solutions, platforms for trading derivatives and indices, and debt and credit product offerings, with the primary objective being enhancing trading and risk management strategies.

BDCG leverages Pluto, Seasail’s AI technology, which Seasail licenses to BDCG. Pluto takes in dynamic, multi-variable inputs, such as, in the case of crude oil, information regarding trading, production origination, economic data and weather, and processes them according to flexible programmed models. For debt and credit products, BDCG has focused on data collection and integration capabilities based on “massive public data” and “acquired third-party data,” including credit and multi-party loans. BBD has accumulated the information of over 100 million companies. Such information contains more than 150 data tables and over 3,700 data fields, and the amount of data continues to grow rapidly. BDCG can use the data accumulated by BBD to create risk and index models. Once these models are layered into a rating and risk management system and loan approval system for trade finance, the AI system can make informed recommendations as to trading and risk management. Pluto is then sold and licensed to third party financial product stakeholders for these services.

We believe we can leverage BDCG’s AI services for the creation of financial products, risk ratings and indexing, and selection and recommendation systems on behalf of key stakeholders. By using AI technology to analyze the digital securitized assets we intend to develop, we aim to elevate not only the quality of the financial product, but also interactions among stakeholders. We also intend to design the digital securitized assets we develop to have data attributes that can be integrated into BDCG’s approach for processing financial data.

Fundamental Interactions

In June 2018, we entered into a non-exclusive, royalty-bearing licensing agreement with Fundamental Interactions, Inc. (“FI”), which currently expires on June 25, 2021, with respect to certain blockchain technologies, including FI’s Velocity Ledger, a blockchain-based, software-as-a-service (SaaS) platform that operates as a private blockchain solution for financial services. Through this agreement, we intend to leverage core FI technology and the Velocity Ledger platform to support the tokenization, secondary trading and settlement of new blockchain-based securities.

FinTalk

In September 2018, we entered into an agreement for the acquisition of FinTalk, a secure mobile messaging, collaboration and information services platform that delivers encrypted text and media messaging, with high performance large file transfer capabilities.

Industry Ventures

We believe there are a number of industries that can benefit from the application of next-generation technologies, such as blockchain, AI, machine learning and big data. Our strategy is not only to promote the development of promising technologies through our Fintech Ecosystem, but also to acquire, invest in and form joint ventures with businesses in the various industries that we believe can be well served by our Fintech Ecosystem. In so doing, we believe that we can benefit both from growth in the Industry Ventures themselves, as well as from the enhanced potential for monetizing the technologies in our Fintech Ecosystem that would come with refining these technologies for our Industry Ventures.

Logistics Management and Financing

Our first group of Industry Ventures has focused on the logistics management and financing industry. Logistics management is the component of supply chain management that helps organizations plan, manage and implement processes to store and move goods from origin to destination. Logistics financing supports businesses where the order-to-delivery cycle may not correlate with cash flow needs. We believe that by ensuring that information is transparent, accurate and verifiable at various stages during the shipping process, blockchain-enabled logistics management platforms can streamline and standardize the product flow from sellers to buyers and eliminate standard transactional intermediaries in the freight and shipping industry. Further, we believe that by decreasing middle-man costs, we can greatly improve the efficiency of capital utilization, expand margins and accelerate inventory turnover for companies shipping and ordering goods. In addition, we believe that the transparency and security provided by blockchain technologies, combined with the computing power of AI technologies, can reduce existing logistics financing costs, including by improving risk management and decision making, and enable alternative logistics financing solutions.

To support the development of blockchain- and AI-based technologies for the logistics management and financing industries, we entered the commodities trading business, with the primary goal of learning about the needs of buyers and sellers in industries that rely heavily on the shipment of goods to inform our understanding of the features a blockchain platform would need in order to serve this industry vertical. Specifically, we elected to focus on the crude oil and consumer electronics businesses, which are industries that we estimate are sufficiently commoditized and high volume, in order to (i) serve as meaningful controls, (ii) identify inefficiencies in the logistics management and finance industries and (iii) generate data to support the potential future application of AI solutions.

Our crude oil trading business commenced in October 2017, when we formed our Singapore joint venture, Seven Stars Energy Pte. Ltd. (“SSE”), which is 51% owned by us. The other partner in the joint venture is a businessman based in Singapore with extensive experience in the oil trading industry and ownership or control of several large oil tankers. Our consumer electronics trading business commenced on January 2017, and is operated by our subsidiary Amer Global Technology Limited (“Amer”), which is held by Wide Angle Group Limited (“Wide Angle”), in which we have a 55% interest. The end customers in our crude oil and consumer electronics trading businesses include about 15 to 20 corporations across the world. Our crude oil trading business does not currently integrate blockchain- or AI-based logistics solutions. For our consumer electronics trading business, we developed a TPaaS (Transactional Platform as a Service) system, which we began testing through Amer in the fourth quarter of 2017. This system is designed to allow participants to place orders and complete transactions on their own, with transaction-based platform service fees at lower costs than traditional methods.

Consumer Digital Products

Our second group of Industry Ventures focuses on consumer digital products. We believe that existing communities of consumers, merchants and service providers can significantly benefit from platforms that leverage blockchain technologies to aggregate content and services and products, such as blockchain-based digital membership cards, digital wallets, and loyalty programs that offer cash or other token-based rewards to users within these communities.

In September 2018, we purchased a 65.65% equity interest in Grapevine Logic Inc. (“Grapevine”), and an affiliate of Dr. Bruno Wu, our former Chairman of the Board and Chief Executive Officer, has an option to sell the remaining 34.35% stake in Grapevine to us for fair value. Grapevine is an end-to-end influencer marketing platform that facilitates collaboration between advertisers and brands with video based social influencers and content creators. Through the Grapevine platform, more than 4,700 companies have been able to hire the services of over 177,000 social influencers, ultimately helping these companies to promote their products and strengthen their brand. We believe that Grapevine will help us develop strength in the consumer digital products industry vertical by providing the platform for connecting brands with content-producing influencers and their large-scale audience of consumer-driven followers to whom digital tokens, loyalty and discount cards, multi-purpose digital wallets, and other services may be marketed via Grapevine on behalf of Ideanomics, brand advertisers and influencers, all according to a follower’s areas of interest.

Also in September 2018, we announced the proposed joint venture with Asia Times Holdings, a Hong Kong company which owns the Asia Times newspaper, to be named Asia Times Financial Limited. We intend for the joint venture to use the FinTalk platform we are acquiring to provide a next generation financial information and communication service through AI-enabled financial data analytics and an end-to-end encrypted messaging system.

Financial Services

As evidenced by the proliferation of offerings of blockchain-based tokens in recent years, and the rapid growth of an industry to support these offerings, we believe that a core use case for blockchain and AI technology lies in financial services, digital asset securitization, and blockchain-enabled trading platforms. We plan to provide consulting services to companies seeking financing both through the sales of blockchain based instruments, such as securitized assets represented by digital tokens, which we refer to as “digital securitized assets,” as well as through conventional means, such as sales of traditional equity and debt securities. We believe that this dual approach to financial transactions, coupled with a related AI and blockchain enabled financial services platform, will provide us with flexibility to address the needs of issuers and investors. We also aim to use AI-powered analytics from our technology investments for different use cases, such as the trading, pricing, indexing and ratings of digital tokens (including digital securitized assets). Although we do not yet offer products or services in this industry vertical, we believe that ultimately, the Industry Ventures we form, acquire or invest in in this area will become the core of our business.

Digital Asset Securitization

We believe that we can use AI- and blockchain-enabled technology to provide a seamless method and platform for the creation and trading of digital securitized assets. Specifically, we plan to facilitate the securitization of tangible and intangible assets, such as data and IP, into new financial products, to “tokenize” these financial products by digitally recording them on a blockchain, to enable advanced platforms and capabilities using AI and blockchain technology, and to support the distribution and monetization of digital securitized assets. In so doing, we can be a leader in the transition of traditional financial products, such as commodities, currencies, credit, leasing, real estate and other asset classes, into the asset digitalization era.

Creating digital securitized assets requires the conversion of illiquid, tangible and intangible assets into blockchain enabled securities that we anticipate will, subject to future regulatory approval, be easily traded via exchanges, and as such, are more liquid than the underlying asset. We refer to this process as “digital asset securitization.”

As a first step in this process, we are identifying and engaging in discussions, negotiations and, in some cases, joint ventures, with third parties that own the specific tangible and intangible assets to be securitized, who we refer to as “asset originators,” or that have relationships with asset originators. We may also elect to securitize assets owned by our Company, potentially including assets held by our other Industry Ventures, such as crude oil and consumer electronics products. Next, we will work with domestic and international securities market professionals, including licensed broker-dealers, merchant banks, ratings agencies and financial institutions, to structure and document the securitization of the assets, creating an asset backed financial product that can be more easily distributed and traded. This securitization process may include the pooling of assets, whether within the same asset class or across asset classes or asset originator types, or fractionalization of ownership of individual assets.

Once assets have been securitized, the new asset backed financial product will be represented in the form of digital, blockchain based tokens. We refer to this process as “digital tokenization.” Digital tokens are representative units of value, analogous to a stock certificate or a book-entry position, each of which reflects a holder’s ownership of a security, the terms of which are established in the investment documentation. Each of these tokens will be created by a “smart contract,” a self-executing agreement whose lines of code will reflect the economic and governance terms determined in the asset securitization process.

We intend for our digital tokenization process largely to rely upon technologies already in use and accessible in today’s blockchain market, such as Ethereum’s ERC-20 tokens, thus reducing the need, costs and execution risks of new technology development. We also intend to enter into leverage our Fintech Ecosystem to use blockchains that may be optimized for tokenization of assets in specific industry verticals, including, potentially basing these technologies on FI’s Velocity Ledger. We believe there are myriad benefits that can potentially be afforded by tokenizing securities via Velocity Ledger, including new product creation and market exposure, competitive fees, fast deal execution, and access to institutional investors and broker dealers.

Trading and Financial Services Platforms

We believe that regulated alternative trading systems (“ATSs”) and sophisticated risk management software are important for the development of trading markets for blockchain based digital tokens, including the digital securitized assets we plan to originate as part of our financial services business. Accordingly, we are making strategic investments that are intended to promote the development of regulated ATSs that will enhance the blockchain token trading ecosystem and AI-based ratings systems to enhance the market viability of our digital securitized assets.

Between August 2017 and March 2018, we acquired approximately 28% of the capital stock of Delaware Board of Trade Holdings, Inc. (“DBOT”), which is a FINRA member firm and has filed an initial operations report on Form ATS to give notice of operations of DBOT ATS, LLC (“DBOT ATS”), and which we believe is well positioned to develop blockchain-enabled transactional platforms. DBOT operates three business lines, (i) DBOT ATS, which is intended to be an ATS for equity securities not listed on the New York Stock Exchange or the Nasdaq, (ii) DBOT Issuer Services LLC, which is focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers, and (iii) DBOT Technology Services LLC, which is focused on the provision of market data and marketplace connectivity.

DBOT has entered into agreements with FI (which is also a licensor to Ideanomics), pursuant to which FI is developing a blockchain enabled primary issuance and secondary trading platform for DBOT ATS using the Velocity Ledger. Under the agreements, DBOT will maintain licensing rights for the technology.

Legacy YOD Segment

Since 2010, we have provided premium content and integrated value-added service solutions for the delivery of VOD and paid video programming to digital cable providers, IPTV providers, OTT streaming providers, mobile manufacturers and operators, as well as direct customers. The core revenues were generated from both minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers.

In October 2016, we signed an agreement to form a five year partnership with Zhejiang Yanhua Culture Media Co., Ltd., a company organized under the laws of the PRC (“Yanhua”), where Yanhua will act as the exclusive distribution operator (within the territory of PRC) of our licensed library of major studio films (the “Yanhua Partnership”). We entered into the Yanhua Partnership and exclusive distribution agreement in order to offset losses from high upfront minimum guarantee licensing fees to studios. The Yanhua Partnership modified and improved our legacy major studio paid content business model by moving from a framework that included high and fixed costs and upfront minimum guaranteed payments, rising content costs from major Hollywood studios and low margins to a structure that will now include relatively nominal costs to our Company and the opportunity to reach an even wider audience. With the Yanhua Partnership, Yanhua assumed all sales and marketing costs and will pay us a minimum guarantee in exchange for a percentage of the total revenue share.

Pursuant to the Yanhua Partnership, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that we are entitled to, will be transferred to Yanhua for RMB13,000,000 (approximately $2 million), to be paid in two equal installments in the amount of RMB6,500,000 (approximately $1 million). The first installment was received on December 30, 2016 and was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua. The second installment will be paid if the license content fees due to studios for the existing legacy Hollywood paid contents are settled. To date, the legacy Hollywood studio paid content and other IP has not been transferred, as the second installment was not yet made.

We still run our legacy YOD segment with limited resources and plan to continue to run it through the Yanhua Partnership, where Yanhua will act as the exclusive distribution operator (within the PRC) of our licensed library of major studio films. We launched our legacy VOD service through the acquisition of YOD Hong Kong (formerly Sinotop Group Limited) on July 30, 2010, by China CB Cayman. Through a series of contractual arrangements, YOD WFOE, the subsidiary of YOD Hong Kong, controls Sinotop Beijing, a corporation established in the PRC. Sinotop Beijing was the 80% owner of Zhong Hai Media until June 30, 2017, through which we provided: (1) integrated value–added business–to–business (“B2B”) service solutions for the delivery of VOD and enhanced premium content for digital cable; (2) integrated value–added business–to–business–to–customer (“B2B2C”) service solutions for the delivery of VOD and enhanced premium content for IPTV and OTT providers; and (3) a direct to user, or business-to-customer (“B2C”), mobile video service app. We sold Zhong Hai Media on June 30, 2017 to Hanghzou for a nominal amount.

Management Team with Significant Blockchain and AI Experience

To support our transition to a next-generation AI and blockchain enabled fintech company, we have strategically secured a management team with diversified expertise in operations, technology, fintech, blockchain, AI, capital markets and the financial services industry, and are transitioning our operations toward the United States, having 19 U.S. employees as of September 30, 2018, as compared to three as of December 31, 2017. As of the date of this filing, we the key members of our management team include:

Brett McGonegal. Our Chief Executive Officer and director was, most recently, a founding member and chief executive officer of Hong Kong investment bank The Reorient Group (“Reorient”), where he developed Reorient’s investment banking business. Prior to Reorient, Mr. McGonegal was co-head of equity sales and trading at Cantor Fitzgerald in Hong Kong. In that role, he pioneered execution trading in Hong Kong. He also was responsible for the development of the firm’s corporate finance/investment banking capabilities. Before Hong Kong, he was a Senior Managing Director at Charles Schwab Capital Markets and helped build a large-scale institutional sales and trading platform that was sold to UBS in 2003.

Dr. Bruno Wu. Our Special Adviser to the Board is an experienced investor, technology and media entrepreneur, and philanthropist. Dr. Wu has been actively involved with blockchain enabled and big data technologies since October 2011. After four years of investment and research, in 2015, Dr. Wu and Beijing Sun Seven Stars Culture Development Limited (“SSS”), an affiliate of Dr. Wu and a significant shareholder in our Company, proceeded to execute the strategy of becoming a leader in fintech and asset digitization services by aggregating AI, blockchain and other big data and cloud-based technologies, carefully sourced and selected on a global basis through joint ventures and partnerships. These partnerships focus on customizing and enabling actual business use case applications. Dr. Wu actively participated in the build out of a leading big data hub in Guiyang, China, particularly by endorsing the integration of AI and blockchain. Dr. Wu has committed to transforming our Company into a fintech and asset digitization services flagship, with multiple use case technology engines to be rolled out.

Mr. Alf Poor. Our Chief Operating Officer and President and Divisional President of the Connecticut Fintech Village is a former Chief Operating Officer at Global Data Sentinel, a cybersecurity company that specializes in identity management, file access control, protected sharing, reporting and tracking, AI and thread response, and backup and recovery. He is the former President and Chief Operating Officer of Agendize Services Inc., a company with an integrated suite of applications that help businesses generate higher quality leads, improve business efficiency and customer engagement. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations.

Mr. Federico Tovar. Our Chief Financial Officer is a seasoned business professional and subject matter expert in AI, fintech, blockchain, IoT and cybersecurity. He was previously the Chief Financial and Strategy Officer of Global Data Sentinel Inc, a privately held and high growth cybersecurity and AI technology company that supports data security across domains, including network, cloud, mobile and IoT, with AI capabilities and next-generation applications in fintech, blockchain, energy, insurance, healthcare, and media industries, amongst others. Mr. Tovar has developed strategic plans and business models, structured various IP and technology licensing deals, closed on various M&A transactions and debt and equity financing rounds, and formulated corporate growth and financial strategies for technology companies which have resulted in measurable execution strategies.

Dr. George Yuan. Dr. George Yuan is the Chief Technology Officer of BDCG. Dr. Yuan is a world leading expert on dynamic ontology for credit risk assessment and risk management. He served as the leader for risk management consulting at KPMG (US) and the Director of China / Hong Kong Deloitte Financial Consulting. Dr. Yuan was selected as a National Distinguished Expert in Shanghai’s and Sichuan’s “The Thousand Talents Plan” in 2013 and 2018, and he is the Chief Editor for The Journal of Financial Engineering. Dr. Yuan’s is leading BDCG’s focus on AI driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Dr. Yuan is the Chief Risk Officer and Chief Engineer of BDCG. Dr. Yuan has held a professorship at the Institute of Risk Management at Tongji University. Dr. Yuan’s study and work has centered around the valuation of financial derivatives and value-at-risk (“VaR”) modeling for market risk, credit risk and operational risk under the framework of the Basel II (Basel III) Accord, financial and credit derivatives pricing, portfolio optimization, risk limit design, commodity forward price curve design, complex position, commodity price risk assessment and asset valuation.

Corporate Structure

The following chart depicts our corporate structure as of December 31, 2017:

(1).	The Sinotop Beijing VIE agreements, including those entered into with Mei Chen and Yun Zhu, the nominee shareholders of Sinotop Beijing, are listed below and described in Note 4 to the consolidated financial statements included in this report. See also “—VIE Structure and Arrangements” below. Mei Chen, holder of 95% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is the former CFO of our Company. Yun Zhu, holder of 5% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is Vice President of SSS, a significant shareholder of our Company.

(i)	Management Services Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010.
(ii)	Call Option Agreement among YOD WFOE, Sinotop Beijing, Mei Chen and Yun Zhu, dated as of January 25, 2016; and Call Option Agreement among YOD WFOE, Sinotop Beijing and Mei Chen, dated as of November 4, 2016.
(iii)	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing and Yun Zhu, dated as of January 25, 2016, Mei Chen’s Equity Pledge Agreement with YOD WFOE and Sinotop Beijing, dated as of November 21, 2016.
(iv)	Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Mei Chen was dated on November 4, 2016 and Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Yun Zhu, dated as of January 25, 2016.
(iv)	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016.

(2).	The SSF VIE agreements, including those entered into with Lan Yang and Yun Zhu, the nominee shareholders of SSF, are listed below and described in Note 4 to the consolidated financial statements included in this report. See also “—VIE Structure and Arrangements” below. Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Dr. Wu, our then Chairman and Chief Executive Officer. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

(i)	Management Services Agreement between SSF and YOD Hong Kong, dated as of April 6, 2016.
(ii)	Call Option Agreement among YOD WFOE, SSF, Lan Yang and Yun Zhu, dated April 5, 2016.
(iii)	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016; Amended and Restated Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated May 23, 2016.
(iv)	Power of Attorney agreements among YOD WFOE, SSF and each of Lan Yang and Yun Zhu, dated April 5, 2016.
(v)	Technical Service Agreement between YOD WFOE and SSF, dated April 5, 2016.
(vi)	Spousal Consent, undersigned by the respective spouse of Lan Yang and Yun Zhu, dated April 5, 2016.
(vii)	Letter of Indemnification among YOD WFOE and Lan Yang and YOD WFOE and Yun Zhu, both dated as of April 5, 2016.
(viii)	Loan Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016; Supplemental Loan agreement among YOD WFOE, Lan Yang and Yun Zhu, dated May 31, 2016.

(3).	On January 30, 2017, we entered into a Securities Purchase Agreement (the “SVG Purchase Agreement”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of Dr. Wu, our then Chairman and Chief Executive Officer, pursuant to which we agreed to purchase and BT agreed to sell all of the outstanding capital of SVG for an aggregate purchase price of (i) $800,000; and (ii) a Promissory Note with the principal and interest thereon convertible into shares of our common stock at a conversion rate of $1.50 per share of our common stock. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing as described in Note 4 to the consolidated financial statements included in this report.

(4).	On January 31, 2017, we entered into a Securities Purchase Agreement (the “Wide Angle Purchase Agreement”) with BT and SSS, as guarantor, pursuant to which we agreed to purchase and BT agreed to sell 55% of the outstanding capital stock (the “Wide Angle Common Shares”) of Wide Angle for the sole consideration of our Company adding Wide Angle to the Sun Video business acquired by us under SVG Purchase Agreement entered into with BT on January 30, 2017 and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG performance guarantees set forth in the SVG Purchase Agreement as described in Note 4 to the consolidated financial statements included in this report.

(5).	In October 2017, we entered into a joint venture, SSE, in order to engage in the oil trading business as part of our strategy to develop our logistics management business, as described above under “—Overview—Industry Ventures—Logistics Management and Financing.” The other partner in the joint venture is a businessman based in Singapore with extensive experience in the oil trading industry and ownership or control of several large oil tankers. We contributed $510,000 to the joint venture and hold a 51% equity stake, while the other joint venture partner contributed $490,000 to the joint venture and holds a 49% equity stake. Our subsidiary, Wide Angle, designates two of the board members of the joint venture, and the other board member is designated by the individual minority partner.

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

Through these contractual arrangements, we have acquired both control over and rights to, 100% of the economic benefit of Sinotop Beijing and SSF. Accordingly, Sinotop Beijing and SSF are each considered a VIE, and are therefore consolidated in our financial statements. Pursuant to the below contractual agreements, YOD WFOE can have the assets transferred freely out of each VIE without any restrictions. Therefore, YOD WFOE considers that there is no asset of the respective VIE that can be used only to settle obligation of such VIE, except for the registered capital of each respective VIE, amounting to RMB10.6 million (approximately $1.6 million) for Sinotop Beijing as of December 31, 2017, and RMB27.6 million (approximately $4.2 million) has been injected as of December 31, 2017. As Sinotop Beijing and SSF are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of our other entities.

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

Management Services Agreement

In addition to VIE agreements described above, our subsidiary and the parent company of YOD WFOE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) has entered into a Management Services Agreement with each VIE.

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

(f)           provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of the VIE.

The term of each Management Services Agreement is 20 years, and may not be terminated by the VIE, except with the consent of, or a material breach by, YOD Hong Kong.

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the nominee shareholders, YOD WFOE agrees to lend RMB19.8 million and RMB0.2 million, respectively, to the nominee shareholders of SSF for the purpose of establishing SSF and for development of its business. As of December 31, 2017, RMB27.6 million ($4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution and accordingly the loan is eliminated with the capital of SSF upon consolidation. The loan can only be repaid by a transfer by the nominee shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the nominee shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the nominee shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement.

Our Unconsolidated Equity Investments

We hold a 30% ownership interest in Shandong Media, which is our print based media business, and account for our investment in Shandong Media under the equity method. The business of Shandong Media includes a television programming guide publication, the distribution of periodicals, the publication of advertising, the organization of public relations events, the provision of information related services, copyright transactions, the production of audio and video products, and the provision of audio value added communication services.

We hold a 39% ownership interest in Hua Cheng, and account for our investment in Hua Cheng under the equity method. The business of Hua Cheng mainly includes distribution of content and VOD business on television terminal.

We hold a 50% ownership interest in Wecast Internet Limited, a Hong Kong company (“Wecast Internet”), and account for our investment in Wecast Internet under the equity method. The business of Wecast Internet mainly includes computer network technology development, integrated circuit of software and hardware technology development, technical consultation.

From August 2017 through March 2018, we acquired 28% ownership interest in DBOT, and are accounting for our investment in DBOT under the equity method starting from October 2018. DBOT is a FINRA member firm, and filed an initial operations report on Form ATS to give notice of DBOT ATS’s operations. DBOT is powered through blockchain technology licensed from one of our strategic licensing partners.

Our investments in Shandong Media, Hua Cheng, Wecast Internet and DBOT where we may exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding.

Our Competition

Wecast Services Segment

We will face significant competition with respect to the products and services we plan to offer in the blockchain and AI enabled fintech business we are building, and we currently face significant competition with respect to the businesses we operate that currently generate revenue. Our long term strategic goal is to leverage blockchain and AI based fintech solutions to offer products and services that will bring transparency, efficiency and cost savings to various markets, including finance, commodities, energy, consumer products and transportation logistics. We therefore face significant competitive pressure not only with other developers of blockchain and AI technologies in the fintech space, but also in the markets for the products and services we offer or plan to offer, which are very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models.

We believe that our parallel strategy of building out our Fintech Ecosystem while developing a network of Industry Ventures will enable us to compete in our planned businesses on the basis of our ability to offer a wider range of value-added services than our competitors. We also believe that our unique position as a cross-border company will give us the ability to create partnerships with companies developing new technologies in both the United States and Asia.

While we generate revenues from our crude oil and consumer electronics business, we engage in this business largely for research purposes to support our development of fintech solutions for this space, and not primarily with a view to competitive returns.

YOD Segment

While we are developing our new businesses, we are primarily generating revenues from our legacy YOD segment. The market for video entertainment is subject to continuous change and aggressive competition. Our primary competitors in this space include Internet based content providers and the DVD market, such as iQiyi.com, Youku, Tencent and Sohu. We also face competitors who may attempt to undercut the market by providing pirated (illegal) content. Although we can provide no assurances that other companies will not enter the market of providing such services, we believe that we will have a competitive advantage over any new market entrant because of our exclusive joint venture partnership with CCTV-6’s pay channel, CHC, and first to market advantage.

Seasonality Variations in Business

Our operating results and operating cash flows historically for our legacy YOD segment have not been subject to seasonal variations. However, we expect a disproportionate amount of our revenues generated from Wecast Services quarter over quarter to be subject to seasoned fluctuations at holiday periods and due to introduction of new consumer electronics products. There may also be fluctuations related to weather changes for the crude oil trading business. This pattern may change, however, as a result of new market opportunities or new product introductions.

Regulation

General Regulation of Businesses in the PRC

We are required to obtain government approval from the Ministry of Commerce of the PRC (“MOFCOM”), and other government agencies in the PRC for transactions, such as our acquisition or disposition of business entities in the PRC. Additionally, foreign ownership of business and assets in the PRC is not permitted without specific government approval. For this reason, Sinotop Beijing was acquired through our acquisition of YOD Hong Kong, which controls Sinotop Beijing through a series of contractual agreements with YOD Hong Kong and YOD WFOE. We use voting control agreements among the parties so as to obtain equitable and legal ownership or control of our subsidiaries and VIEs to conduct our legacy YOD business.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the MOFCOM and the National Development and Reform Commission. The Catalogue sets forth the industries in which foreign investments are “encouraged”, “restricted”, or “prohibited”. Industries that are not listed in any of the above three categories are permitted areas for foreign investments and are generally open to foreign investment unless specifically restricted by other PRC regulations. Establishment of wholly foreign owned enterprises is generally allowed in encouraged and permitted industries. Foreign investors are not allowed to invest in industries in the prohibited category.

According to the latest version of the Catalogue, which came into effect on July 28, 2017, foreign investments in value-added telecommunications services (except for e-commerce) are “restricted”. Therefore, we provide value-added telecommunications services through our VIE in the PRC.

Other than value-added telecommunications, most of our PRC subsidiaries mainly engage in technical services, consultations and trading activities, which are “encouraged” under the latest version of the Catalogue.

Under PRC law, the establishment of a wholly foreign owned enterprise is subject to the approval of or filing with the MOFCOM or its local counterparts and the wholly foreign owned enterprise must register with the competent industry and commerce bureau. Our significant PRC subsidiaries have duly obtained all material approvals required for their business operations.

Foreign direct investment in telecommunications companies in the PRC is governed by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, which was promulgated by the State Council on December 11, 2001 and recently amended on February 6, 2016. The regulations provide that a foreign investor’s beneficial equity ownership in an entity providing value-added telecommunications services in the PRC is not permitted to exceed 50%. In addition, the main foreign investor who invests in a foreign-invested value-added telecommunications enterprise operating the value-added telecommunications business in the PRC must demonstrate a good track record and experience in operating a value-added telecommunications business, provided such investor is a major one among the foreign investors investing in a value-added telecommunications enterprise in the PRC. Moreover, foreign investors that meet these requirements must obtain approvals from the Ministry of Industry and Information Technology, or the MIIT, and the MOFCOM, or their authorized local counterparts, which retain considerable discretion in granting approvals, for its commencement of value-added telecommunications business in the PRC.

The MIIT’s Notice Regarding Strengthening Administration of Foreign Investment in Operating Value-Added Telecommunication Businesses, or the MIIT Notice, issued on July 13, 2006 prohibits holders of these services licenses from leasing, transferring or selling their licenses in any form, or providing any resources, sites or facilities, to any foreign investors intending to conduct such businesses in the PRC.

The PRC market, in which we operate our legacy YOD business, poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of us to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. We conduct those operations in the PRC through a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing as the parent company of Zhong Hai Media, SSF and the respective legal shareholders of Sinotop Beijing and SSF. We believe that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, we rely on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. We also give no assurance that PRC government authorities will not take a view in the future that is contrary to our opinion. If our current ownership structure and our contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, our ability to conduct its business could be impacted and we may be required to restructure our ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas, such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in the PRC may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, we cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on our ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and our legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on our ability to conduct business in the PRC.

Chinese regulations will also significantly impact our Wecast Services segment. For example, in September 2017, reports were published that the PRC may begin prohibiting the practice of using digital assets for capital fundraising. In 2018, reports surfaced that the PRC had banned local digital asset exchanges from operating within the country. Until there is greater regulatory clarity and acceptance of digital token and blockchain-based financial products in the PRC, we may not be able to provide certain services under our Wecast Services segment in the PRC.

Taxation

On March 16, 2007, the National People’s Congress of the PRC passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax (“EIT”) rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”) unless they qualify under certain limited exceptions. In addition, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Part I—Item 1A—“Risk Factors—Risks Related to Doing Business in the PRC and to Our Legacy YOD Business —Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of the PRC.” Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. U.S. Tax Reform, also eliminates the expiration date for U.S. net operating loss carryovers (“NOLs”). Such carryovers may now be carried forward indefinitely rather than for 20 years. In addition, NOLs can only be used to offset 80% of taxable income in any single year.

Foreign Currency Exchange

Approximately 50% of our gross profit and most expenses have historically been denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches. These limitations could affect our PRC operating entities’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Approximately 50% of our gross profits have historically been earned by our PRC entities. However, PRC regulations restrict the ability of our PRC entities to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC entities only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the new EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates (Notice 112), which was issued on January 29, 2008, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties (Notice 601), which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our entities will be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

We intend to reinvest profits, if any, and do not intend on making cash distributions of dividends in the near future.

Regulation of Fintech Businesses

As we grow our Wecast Services segment, we will be subject to (i) complex and evolving regulations applicable to fintech companies generally, (ii) to provision of fintech products and services to the specific Industry Ventures or third parties that use our services, and (iii) to the technologies on which our fintech products and services will be based, in the various jurisdictions in which we operate and in which our products and services will be used. These regulations may include anti-corruption, anti-money laundering, anti-terrorism and sanctions compliance regimes, regulations restricting our ability to charge certain fees or rates for products or services we may offer, privacy, data use and data security regulations that may impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service, and other financial sector oversight regulations.

In addition, blockchain and distributed ledger platforms are recent technological innovations, and the regulatory schemes to which digital assets and products or services based on these technologies may be subject have not been fully explored or developed. Regulation of digital assets varies from country to country as well as within countries. In some cases, existing laws have been interpreted to apply to blockchain based technologies and digital assets, and in other cases, jurisdictions have adopted laws, regulations or directives that specifically affect digital assets, and some jurisdictions have not taken any regulatory stance on digital assets and or have explicitly declined to apply regulation. Accordingly, while regulation of digital assets and blockchain technologies may improve as the regulatory landscape develops and familiarity with digital assets increases, at present, there is no clear regulatory framework applicable to blockchain platforms or digital asset products, and laws that do apply at times may overlap. Further, any increase in the regulation of digital assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

The most significant government regulations that we believe will impact our ability to provide the blockchain-based products and services we intend to offer are discussed below.

Securities and Commodities Laws

Actions taken by securities regulators in the United States and internationally have confirmed that certain digital assets may be securities under the laws of applicable jurisdictions, as a result of which we will face government regulation and oversight. For example, under U.S. federal law, an instrument is generally considered to be an “investment contract,” and therefore a security, where there is (i) an investment of money; (ii) money is made in a common enterprise; (iii) with an expectation of profits; (iv) to be derived from the efforts of others. We anticipate that all of the securitized digital assets we develop will be securities under U.S. federal law, as well as the securities laws of some overseas jurisdictions, such as Canada, Australia and Japan, which accordingly will trigger registration or qualification requirements with the SEC, or potentially, certain foreign jurisdiction where we may market such securitized digital assets, or require us to rely on any available exemptions.

Platforms for the exchange and trading of digital assets that qualify as securities under applicable laws, such as the four platforms we expect to offer, may also be subject to regulatory requirements and approvals. In order for a securities exchange to allow U.S. investors to participate on its platform, it must register as a broker-dealer with the SEC, become a member of FINRA, file a Form ATS with the SEC and comply with Regulation ATS. Depending on a securities exchange’s activities, it may be required to also register as a broker dealer on the state level. DBOT, one of our joint venture investments, has filed a Form ATS with the SEC. We, or our joint ventures, may also be required to comply with laws applicable to securities exchanges to the extent our exchange platforms are made available in jurisdictions where the securitized digital assets that trade on those platforms are treated as securities.

In addition, the U.S. Commodity Futures Trading Commission (“CFTC”) has defined “virtual currencies” as a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. The CFTC has considered digital assets as commodities or derivatives, depending on the facts of the offering. We do not plan to facilitate borrowing transactions that permit the trading of the securitized digital assets we develop on a “leveraged, margined or financed basis.”

Money Services and Transmitter Laws

FinCEN, a bureau of the U.S. Department of the Treasury responsible for the federal regulation of currency market participants, has issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting “virtual currencies.” As a result of this guidance, some companies that act as an administrator or exchanger of digital assets may be considered a money service businesses (“MSB”). MSBs are required to register as an MSB under FinCEN’s money transmitter regulations, be subject to reporting requirements and perform recordkeeping functions. As a result, digital asset exchanges that offer services to U.S. residents or otherwise fall under U.S. jurisdiction are required to obtain licenses and comply with FinCEN regulations. FinCEN released additional guidance clarifying that most miners, software developers, hardware manufacturers, escrow service providers and investors in certain digital assets would not be required to register with FinCEN on the basis of such activity alone, but that digital asset exchanges, payment processors and convertible digital asset administrators would likely be required to register with FinCEN. We are currently evaluating whether our planned operations may be require our registration as an MSB.

In addition, various U.S. state regulators, including the California Department of Financial Institutions, the New York State Department of Financial Services, the Commonwealth of Virginia State Corporation Commission, the Idaho Department of Finance, and the Washington State Department of Financial Institutions, have released interpretations or mandates that digital asset exchanges and similar service providers register on a state-level as money transmitters (“MTs”) or MSBs. Many of the states have their own application and process to apply for an MT license.

Financial Crimes and Sanctions Compliance

The jurisdictions in which we operate and intend to operate generally have adopted laws to prevent money laundering, terrorist financing, fraud and other financial crime, as well as to ensure compliance with applicable sanctions regimes. Various aspects of our business require us to develop and implement policies and procedures that confirm the identity of customers, detect suspicious activities and ensure we do not do business with blocked persons. Accordingly, we have already implemented specific anti-money laundering (“AML”) and “know your customer” policies for the SSE oil trading operations and Amer consumer electronics operations through each entity’s bank.

Laws or Regulations Directed at Digital Assets

Certain jurisdictions may require specific licensees for companies operating blockchain and digital asset based businesses. Some jurisdictions, such as the PRC, Ecuador, Russia, South Korea and India, have prohibited or severely restricted the trading of digital assets and/or operation of exchanges that trade in such digital assets, which may prevent us from marketing the securitized digital assets we plan to develop in those countries, or from making the exchanges we are designing available in those countries.

European regulators generally have generally not yet implemented specific laws or regulations directed at digital assets, but reports suggest they may do so in the future. For example, in October 2012, the European Central Bank issued a report on “virtual currency” schemes indicating that digital assets may become the subject of regulatory interest in the European Union, in July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and AML regulations to digital currencies, and in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to digital currencies, with amendments to existing regulation as a stopgap measure. Australian lawmakers have also introduced legislation to regulate digital asset exchanges and increase AML policies. We intend to monitor the extent to which any such regulations are adopted and will apply to our business.

Environmental Disclosures

As part of the acquisition of the Fintech Village property (see Part I—Item 2—“Properties”), we agreed to assume responsibility for completing environmental remediation, previously initiated by the prior owner, relating to the cleanup of asbestos and polychlorinated biphenyls (“PCBs”) from building materials on the property and any contamination of soil and groundwater on the land, an existing condition cited by the Department of Energy and Environmental Protection for the State of Connecticut (“DEEP”). We were required, as part of the purchase of the land, to post an $8 million surety bond ($3.8 million of which was cash collateral), the approximate cost of previous remediation costs. The surety bond will serve either serve as collateral to the state if we do not complete the environmental remediation to state and federal requirements or be returned to us in full if remediation efforts are successful and completed.

Our remediation efforts are ongoing and are currently in the initial testing stage. We plan to remove or renovate the contaminated buildings on the property and, through a third party, are currently testing levels of contaminants in the groundwater in some of the wetlands and ponds on the property. DEEP and the Environmental Protection Agency continue to monitor our remediation efforts. Although there can be no assurance, based upon the information available, we do not expect expenses associated with these activities to be material. If we elect to sell, transfer or change the use of the facility, additional environmental testing may be required. We cannot assure that we will not discover further environmental contamination, that any planned timeline for remediation will not be delayed, that we would not be required by DEEP or the EPA to incur significant expenditures for environmental remediation in the future.

Our Employees

As of December 31, 2017, we had a total of 70 full-time employees, including three located in the United States. The following table sets forth the number of our employees by function on December 31, 2017.

Function	Number of Employees
Business Development	15
Project Management and Operation	11
Technology	23
Finance and Legal	12
Human Resource	3
Administrative	6
TOTAL	70

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of employee salary. In addition, we are required by the PRC law to cover employees in the PRC with various types of social insurance. We believe that we are in compliance with the relevant PRC laws.

ITEM 1A.	RISK FACTORS

The business, financial condition and operating results of the Company may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company’s actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The following information should be read in conjunction with Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II—Item 8—“Financial Statements and Supplementary Data” of this Annual Report.

RISKS RELATED TO OUR BUSINESS AND STRATEGY

Substantial doubt about our ability to continue as a going concern.

We have incurred significant losses and have relied on debt and equity financings to fund our operations. As of September 30, 2018, we had accumulated deficit of $145.9 million, with liabilities of $123.1 million and cash on hand of $15.7 million. As of December 31, 2017, we had accumulated deficit of $126.7 million, with liabilities of $31.7 million and cash on hand of $7.2 million. Based on this cash on hand and our expectation to continue to incur significant operating losses, we may not have the capital to finance operations for the next twelve months.

These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in transforming our business model or that we will be able to generate sufficient cash from operations or raise additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing on favorable terms or at all. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

We expect to require additional financing in the future to meet our business requirements. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests

We must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses and repay existing debt in order to execute our business plan. Although we may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to us on terms acceptable us or at all or such resources may not be received in a timely manner. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

We are in the process of transforming our business model, such that there is only a limited basis to evaluate our business and prospects. This transformation may continue to evolve, and ultimately may not be successful.

We are in the process of transforming our business model to become a next generation AI- and blockchain-enabled fintech company. In connection with this transformation, we are in the process of considerable changes, including initiatives to assemble a new management team, reconfigure the business structure, and expand our mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy, and building a team with the technological capability and know-how to build the products and provide the services we envision. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Although we have been operating our legacy YOD business for several years, because our new Wecast Services segment has only been developed since 2017, there is only a limited basis upon which to evaluate our business and prospects. Our future success depends, in part, on our ability to implement our business plans and complete the transformation we envision. An investor in our stock should consider the challenges, expenses, and difficulties we will face as a company seeking to provide new types of fintech solutions in a competitive market. For example, we have not generated and may never generate revenue from any AI- or blockchain-enabled products or services. Any failure to implement our business plans in accordance with our expectations may have a material adverse effect on our financial results.

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

We depend on the services of our key employees. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. In addition, in connection with our transition to a new AI- & blockchain-enabled fintech business model, we have recruited certain members of management and employees with extensive knowledge of the blockchain market or technology, and the loss of their expertise could diminish our business.

We have recruited executives and management both in the United States and the PRC to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. In addition, severe capital constraints have limited our ability to attract specialized personnel. Moreover, our budget limitations will restrict our ability to hire qualified personnel. The loss of any of our key employees, or failure to find a suitable successor, would significantly harm our business. Our future success will also depend on our ability to identify, hire, develop and retain skilled key employees. We do not maintain key person life insurance on any of our employees. Future sales or acquisitions by us may also cause uncertainty among our current employees and employees of an acquired entity, which could lead to the departure of key employees. Such departures could have an adverse impact on our business and the anticipated benefits of a sale or acquisition.

Changes in our management team may adversely affect our operations.

Over the last several months, we have experienced turnover or changes in our senior management. On April 6, 2018, our CFO, Mr. Simon Wu announced his resignation as our CFO. On April 11, 2018, our Board of Directors (the “Board”) appointed Mr. Jason Wu to serve as interim CFO. Effective June 1, 2018, the Board appointed Mr. Federico Tovar as our new CFO. On September 10, 2018, the Board appointed Mr. Brett McGonegal as Co-CEO, and on November 14, 2018 appointed him as CEO and Director, Mr. Evangelos Kalimtgis as Chief Investment Officer and Mr. Uwe Henke Von Parpart as Chief Strategist.

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

Our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•	government regulation of e-commerce and other services, electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

•	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of IP rights;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited technology infrastructure;

•	environmental and health and safety liabilities and expenditures relating to the disposal and remediation of hazardous substances into the air, water and ground;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

•	geopolitical events, including war and terrorism.

We may face challenges in expanding our international and cross-border businesses and operations.

As we expand our international and cross-border businesses into an increasing number of international markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which we may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our international and cross-border businesses will also expose us to risks inherent in operating businesses globally, including:

•	inability to recruit international and local talent and challenges in replicating or adapting our Company policies and procedures to operating environments different than that of the PRC;

•	lack of acceptance of our product and service offerings;

•	challenges and increased expenses associated with staffing and managing international and cross-border operations and managing an organization spread over multiple jurisdictions;

•	trade barriers, such as import and export restrictions, customs duties and other taxes, competition law regimes and other trade restrictions, as well as other protectionist policies;

•	differing and potentially adverse tax consequences;

•	increased and conflicting regulatory compliance requirements;

•	challenges caused by distance, language and cultural differences;

•	increased costs to protect the security and stability of our information technology systems, IP and personal data, including compliance costs related to data localization laws;

•	availability and reliability of international and cross-border payment systems and logistics infrastructure;

•	exchange rate fluctuations; and

•	political instability and general economic or political conditions in particular countries or regions.

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

We may also have operations in various markets with volatile economic or political environments and may pursue growth opportunities in a number of newly developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or IP, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

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

We have agreements with only one distribution partner to operate all of our legacy YOD business, and during the nine months ended September 30, 2018, one customers individually accounted for more than 10% of third party revenue in our Wecast Services segment. Due to our reliance on those customers, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

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

Even if resolved in our favor, litigation or other legal proceedings relating to IP claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of IP litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we fail to develop and maintain effective disclosure controls and an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems and will continue to do so for the foreseeable future. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Material weaknesses and significant deficiencies may be identified during the audit process or at other times. In 2016, a material weakness was identified in the internal control over financial reporting related to the design, documentation and implementation of effective internal controls for the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, we did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in our cash flow forecasts for licensed content recoverability. As of December 31, 2017, management concluded that our internal control over financial reporting was ineffective because this material weakness related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in the accounting for licensed content recoverability still existed at the time effectiveness was re-tested. See Part II—Item 9A—“Controls and Procedures.”

If we fail to remediate this material weakness, or to develop and maintain effective internal control over financial reporting in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could in turn result in the loss of investor confidence in the reliability of our financial statements. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports. Any failure to improve and maintain the effectiveness of our internal controls over financial reporting could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and result in a decline in our stock price.

The Sarbanes-Oxley Act also requires that we maintain effective disclosure controls and procedures. As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports. Our disclosure controls and procedures have been ineffective in the past, and to the extent that our disclosure controls and procedures are found to be ineffective in the future, such finding could result in the loss of investor confidence in the reliability of our disclosures, harm our business, and negatively impact the trading price of our common stock.

RISKS RELATED TO OUR WECAST SERVICES SEGMENT

We experience significant competitive pressure in the Wecast Services segment, which may negatively impact our business, financial condition, and results of operations.

We will face significant competition with respect to the products and services we plan to offer in the blockchain- and AI-enabled fintech business we are building, and we currently face significant competition with respect to the businesses we operate that generate revenue for our Company.

Our long term strategic goal is to leverage blockchain- and AI-based fintech solutions to offer products and services that will bring transparency, efficiency and cost savings to various markets, including logistics management and finance, consumer products, media, and financial services. We therefore face significant competitive pressure not only with other developers of blockchain and AI technologies in the fintech space, but also in the markets for the products and services we offer or plan to offer, which are very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models.

The blockchain industry is densely populated by companies touting blockchain capabilities, including Smart Valor, Polymath, tZero and Consensys, among others. Our competitors, both in the fintech space and in the markets we plan to service, may introduce new platforms and solutions that are superior to ours, or may offer additional, vertically integrated products and services that we do not yet plan to provide. Certain competitors may have entered these spaces much earlier than us, may be better capitalized, may have more industry connections, and may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. In addition, we are competing not only with respect to potential business, but with respect to the acquisition of novel and effective technologies, receipt of required regulatory approvals and retention of human capital and talent.

In addition, the fintech market in general is seeing myriad new capabilities and solutions introduced by large established companies, such as IBM, Google and Amazon, as well as smaller emerging companies. These technologies may rely on blockchain technology or AI, as well as other innovative technologies such as machine learning or big data. As we apply our blockchain-and AI-based fintech solutions to the finance industry, we will compete with private and public financial institutions, investment banks, broker-dealers and financial consulting firms, among other institutions, that may have their own proprietary solutions (including trading platforms, web based and mobile algorithm trading platforms, social trading platforms, high-frequency trading platforms, back office solutions, risk management tools, and other software), and that may offer regulated services that we do not at this time plan to offer (including underwriting services, advisory services, and investment management services). Other potential competitors include national securities exchanges that may be developing blockchain-based solutions and other regulated securities exchange industry participants, including dark pools and other ATSs, market makers and other execution venues.

In addition, the logistics management and financing industries have been increasingly competitive. Through our joint ventures, we offer services covering a range of supply chain operations, including in the crude oil trading and consumer electronics industries. On the logistics management side, we also face competition from manufacturing services, third party logistics providers, and supply chain management companies. On the logistics financing side, we believe our primary competitors in this space will be supply chain finance solutions providers in the B2B Supply Chain marketplace, such as Longfin Corp. as well as those in the commodities financing and trading space, including companies such as the conglomerate ABCD (comprised of Archer Daniels Midland Company, Bunge Ltd., Cargill Inc., and Louis Dreyfus Company) and Xpansiv.

Our failure to maintain and enhance our competitive position could adversely affect our business and prospects. Furthermore, our efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

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

Even if we do succeed in developing digital securitized assets, there can be no assurance that investors will be interested in purchasing such digital securitized assets, or that a robust ecosystem for their trading on our platforms will develop. For example, established financial institutions may refuse to process the digital assets for these transactions, process wire transfers, or maintain accounts for entities transacting in our digital assets. Conversely, a significant portion of demand for any digital securitized assets we develop may be generated by speculators and investors seeking to profit from the short- or long-term holding of our digital assets. Price volatility undermines the exchange of these digital assets and the liquidity of the digital assets we original may always be low, further fueling price volatility. Increased volatility may lead to a reduction in the value of the digital securitized assets we develop, which could adversely impact the value of any digital securitized assets we originate based on our own assets, and which could reduce demands for our digital financial services by reducing interest in using digital assets as a mean of creating liquidity from others’ owned assets.

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

We currently have limited intellectual property rights related to our new Wecast Services segment, and primarily rely on third parties through joint ventures to conduct research and development activities and protect proprietary information.

Although we believe our success will depend in part on our ability to acquire, invest in or develop proprietary technology to effectively compete with our competitors, we currently have, and for the foreseeable future will have, limited direct IP rights related to our new Wecast Services segment. The IP relevant to the products and services we plan to provide is held primarily by joint ventures and our strategic partners. Accordingly, we will rely on these third parties for research and development activities, which will present certain risks. For example, we will have limited control over the research and development activities of the business of our joint ventures, and may require licenses from these third parties if we wish to develop products directly. If our joint venture businesses are unable to effectively maintain a competitive edge relative to the market with their technologies and IP, it may adversely affect our business and financial position.

Our reliance on third parties also presents risks related to ownership, use and protection of proprietary information. We are required to rely on the terms of the joint venture and partnership agreements to protect our interests, as well as our joint ventures’ and partners’ trade secret protections, non-disclosure agreements, and invention assignment agreements to protect confidential and proprietary information. If the IP and other confidential information of our joint ventures and strategic partners are not adequately protected, competitors may be able to use their proprietary technologies and information, thereby eroding any competitive advantages that IP provides to us.

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

Blockchain-enabled networks and distributed ledger technologies also face an uncertain regulatory landscape in many foreign jurisdictions, including the PRC. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that may conflict with those of the United States or may directly and negatively impact our business. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to our business.

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

In order for a securities exchange to allow U.S. investors to participate on its platform, it must register as a broker-dealer with the SEC, become a member of FINRA, file a Form ATS with the SEC and comply with Regulation ATS. DBOT, one of our joint venture investments, has filed an initial operations report on Form ATS to give notice of operations of DBOT ATS. Our investment in DBOT’s ATS is not approved by the SEC or FINRA. If FINRA, the SEC or any other regulatory authority objected to such system, such regulatory authorities could prevent the system from ever becoming operational.

If the digital assets we develop are considered to be derivatives or commodities, we may be subject to the provisions of the Commodities Exchange Act and the CFTC regulations.

The CFTC has defined “virtual currencies” as a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. The CFTC has considered digital assets as commodities or derivatives, depending on the facts of the offering. If we facilitate borrowing transactions that permit the trading of the securitized digital assets we develop on a “leveraged, margined or financed basis,” we must comply with the provisions of the Commodities Exchange Act and CFTC regulations. Any regulatory issues encountered with respect to compliance with these regulations and laws would have a material adverse impact on our financial position.

In addition, the Federal Energy Regulatory Commission, the CFTC and the Federal Trade Commission hold statutory authority to monitor certain segments of the physical energy commodities markets. The trading of digital assets linked to such energy commodities may be subject to such regulations. To the extent that any digital asset is deemed to fall within the definition of a commodity future, such as those represented by oil or energy assets, pursuant to subsequent rulemaking by the CFTC, we and/or the issuer of such digital asset may be required to register and comply with additional regulation under the CEA. Moreover, we or the issuer may be required to register as a commodity pool operator and register the platform, or such other entity created to hold the digital assets, as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary expenses to us, and adversely impact the value of our common stock.

If regulatory changes or interpretations of our activities require the registration as a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or licensing as a MT (or equivalent designation) under state law in any state in which we operate, compliance with these requirements would result in extraordinary expenses to us or the termination of our Company.

To the extent that our activities cause our Company to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement AML programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities cause our Company to be deemed a MT (or equivalent designation) under state law in any state in which we operates, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of AML programs, maintenance of certain records and other operational requirements.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in our common stock in a material and adverse manner. Furthermore, our Company and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. Such noncompliance or extraordinary expense to comply with regulations may have an adverse effect on the value of our common stock and affect the financial position of the business.

We will face additional risks associated with the businesses of the Industry Ventures we own or operate.

While we believe that our principal growth potential lies in our ability to apply blockchain- and AI-based technologies to bring transparency, efficiency and cost savings to various markets, including logistics management and finance, consumer products, and financial services, we also intend to own and operate various businesses, which we refer to as our Industry Ventures, to synergistically benefit from and enhance the performance of the technologies in our Fintech Ecosystem. Accordingly, we will be subject to various risks associated with the industries in which those Industry Ventures operate. For example, for as the commodities trading component of the logistics management and financing businesses we acquired in 2017 provided 95.6% and 99.9% of our revenue for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively, our ability to report revenues in the near term, as well as potential liabilities to our Company overall, will be tied to risks associated with buying, selling and shipping crude oil, many of which may be outside of our control, such as volatility in shipping rates, the market cost for crude oil, compliance with safety, environmental and other governmental requirements and related costs, and import and export control risks.

RISKS RELATED TO DOING BUSINESS IN THE PRC AND TO OUR LEGACY YOD BUSINESS

U.S. financial regulatory and law enforcement agencies, including without limitation the SEC, U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning our Company, our PRC-based officers, directors, market research services or other professional services or experts.

A substantial part of our assets and our current operations are conducted in the PRC, and some of our officers, directors and other professional service providers are nationals and residents of the PRC. U.S. financial regulatory and law enforcement agencies, including without limitation the SEC, U.S. Department of Justice and U.S. national securities exchanges, have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning our Company, and the PRC may have limited or no agreements in place to facilitate cooperation with the SEC’s Division of Enforcement for investigations within its jurisdiction.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of the PRC, which could materially and adversely affect the growth of our business and our competitive position.

Our business operations are conducted in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;

•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	the allocation of resources;
•	an evolving and rapidly changing regulatory system; and
•	a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of the PRC’s gross domestic product has slowed in recent years to 6.7% in 2016 and 6.9% in 2017, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and to us, which could cause material adverse effects to our business operations.

We conduct part of our business through our subsidiaries and VIEs in the PRC. Our subsidiaries and VIEs are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. For example, on January 19, 2015, MOFCOM published a draft of the PRC law on Foreign Investment (Draft for Comment), of the Draft Foreign Investment Law, which was open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in the PRC controlled by FIEs, primarily through contractual arrangements such as VIE arrangements. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” As the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. Moreover, it is uncertain whether business industries in which our VIEs operate will be subject to the foreign investment restrictions or prohibitions set forth in the Negative List to be issued.

The Draft Foreign Investment Law has not taken a position on what actions will be taken with respect to the existing VIE structures, while it is soliciting comments from the public on this point by illustrating several possible options. Under these varied options, a company that has a VIE structure and conducts the business on the Negative List at the time of enactment of the new Foreign Investment Law has either the option or obligation to disclose its corporate structure to the authorities, while the authorities may either permit the company to continue to maintain the VIE structure (if the company is deemed ultimately controlled by PRC nationals), or require the company to dispose of its businesses and/or VIE structure based on circumstantial considerations. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of such entry clearance and approvals or certain restructuring of our corporate structure and operations, to be completed by companies with existing VIE structure like us, we face substantial uncertainties as to whether these actions can be timely completed, or at all, and our business and financial condition may be materially and adversely affected.

Although the overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in the PRC, the PRC has not developed a fully integrated legal system. Recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in the PRC or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. Since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and to us. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management’s attention. In addition, some of our executive officers and directors are residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and entities.

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

We do not have direct or indirect equity ownership of our VIEs, which collectively operate all of our legacy YOD businesses in the PRC, but instead have entered into contractual arrangements with our VIEs and each of its individual legal shareholder(s) pursuant to which we received an economic interest in, and have the power to direct the activities of the VIEs, in a manner substantially similar to a controlling equity interest. Although we believe that our business operations are in compliance with the current laws in the PRC, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to restrict or discontinue our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our legacy YOD business in the PRC could be materially adversely affected.

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

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with our VIEs and their respective shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to those of other companies conducting similar operations in the PRC, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

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

As all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. We would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. As these PRC governmental authorities have wide discretion in granting such approvals, we could fail to obtain such approval. In addition, our VIE contracts might not be enforceable in the PRC if PRC governmental authorities, courts or arbitral tribunals took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons. In the event we were unable to enforce these contractual arrangements, we would not be able to exert effective control over our VIEs, and our ability to conduct our legacy YOD business, and our financial condition and results of operations, would be severely adversely affected.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and a substantial part of our current operations are conducted in the PRC. In addition, some of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered against us by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our results could be adversely affected by the trade tensions between the United States and the PRC.

With the increasing interconnectedness of global economic and financial systems and our business related to the PRC, trade tensions between the United States and the PRC can have an immediate and material adverse impact on our business. Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect our international and cross-border operations, our financial condition and results of operations. For example, the U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on goods imported into the United States, particularly from the PRC. Such trade restrictions or tariffs could cause U.S. companies to respond by minimizing their use of Chinese suppliers, thereby moving the supply chain away from China and limiting our competitive advantage in developing our logistics management and financing business. Further, the U.S. or the PRC could impose additional sanctions that could restrict us from doing business directly or indirectly in either country. Such actions could have material adverse impact on our profitability and operations.

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

The PRC adopted a new Labor Contract Law, effective on January 1, 2008, issued its implementation rules and regulations, effective on September 18, 2008, and amended the Labor Contract Law, effective on July 1, 2013. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among other things, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law, its implementation rules and regulations and its amendment, and the lack of clarity with respect to its implementation and the potential penalties and fines, it is uncertain how it will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

In recent years, the Chinese economy has experienced periods of rapid expansion, significant stock market volatility and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In 2010 and 2011, for example, the Chinese economy experienced high inflation and to curb the accelerating inflation, the People’s Bank of China (“PBOC”), the PRC central bank, raised benchmark interest rates three times in 2011. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products and services and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

At present, a substantial part of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities and companies are required to open and maintain separate foreign exchange accounts for capital account items. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the VIEs. Recent volatility in the RMB foreign exchange rate as well as capital flight out of the PRC may lead to further foreign exchange restrictions and policies or practices which adversely affect our operations and ability to convert RMB. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (the “CSRC”), promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended in June 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

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

In August 2011, MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “Security Review Rules”) to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Merger and Acquisition of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011 (“Circular 6”). The Security Review Rules became effective on September 1, 2011. Under the Security Review Rules, a national security review is required for certain mergers and acquisitions by foreign investors raising concerns regarding national defense and security. Foreign investors are prohibited from circumventing the national security review requirements by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. The application and interpretation of the Security Review Rules remain unclear. Based on our understanding of the Security Review Rules, we do not need to submit our existing contractual arrangements with Sinotop Beijing, SSF and their respective shareholders to the MOFCOM for national security review because, among other reasons, (i) we gained de facto control over Sinotop Beijing in 2010 prior to the effectiveness of Circular 6 and the Security Review Rules; and (ii) there are currently no explicit provisions or official interpretations indicating that our current businesses fall within the scope of national security review. Although we have no plan to submit our existing contractual arrangements with Sinotop Beijing and its shareholders to MOFCOM for national security review, the relevant PRC government agencies, such as MOFCOM, may reach a different conclusion. If MOFCOM or another PRC regulatory agency subsequently determines that we need to submit our existing contractual arrangements with Sinotop Beijing, SSF and their respective shareholders for national security review by interpretation, clarification or amendment of the Security Review Rules or by any new rules, regulations or directives promulgated, we may face sanctions by MOFCOM or another PRC regulatory agency. These sanctions may include revoking the business or operating licenses of our PRC entities, discontinuing or restricting our operations in the PRC, confiscating our income or the income of Sinotop Beijing and SSF, and taking other regulatory or enforcement actions, such as levying fines, that could be harmful to our business. Any of these sanctions could cause significant disruption to our legacy YOD business operations.

The Security Review Rules may make it more difficult for us to make future acquisitions or dispositions of our business operations or assets in the PRC.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax law (the “EIT Law”), and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in the PRC; (ii) its financial or personnel decisions are made or approved by bodies or persons in the PRC; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in the PRC; and (iv) at least half of its directors with voting rights or senior management often reside in the PRC. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders that do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gains realized on the transfer of our shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Detailed measures on the imposition of tax from non-domestically incorporated resident enterprises are not readily available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the United States and the PRC, and our PRC tax may not be creditable against our U.S. tax.

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

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties, and make most of our sales in the PRC. The PRC also strictly prohibits bribery of government officials. Our activities in the PRC create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, which may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Over the past several years, U.S. public companies that have substantially all of their operations in the PRC, particularly companies like ours which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity is in connection with financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or not, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from growing our Company.

The disclosures in our reports and other filings with the SEC and our other public announcements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in the PRC, where part of our operations and business are located, has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in the PRC, Hong Kong and Singapore. Since substantially all of our operations and business takes place outside of United States, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public announcements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC. Accordingly, you should review our SEC reports, filings and our other public announcements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings or any of our other public announcements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO OUR STOCK

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control or are not discernible or determinable by our Company, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

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

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our common stock.

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

As of August 10, 2018, Wecast Media Investment Management Limited, Seven Stars Global Cloud Group Limited, Sun Seven Stars Media Group Limited and affiliates (controlled by our former Chairman and Chief Executive Officer, Mr. Wu) are the beneficial owners of approximately 42.0% of our outstanding voting securities (through their ownership of 100% our Series A Preferred Stock, which entitle the holder to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of common stock), or a total of 9,333,330 votes), Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 7.6% of our outstanding voting securities, and our former director Mr. Xuesong Song and C Media Limited (of which Mr. Song is the Chairman and Chief Executive Officer) are the beneficial owners of approximately 7.3% of our outstanding voting securities (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock or Series A preferred stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries. PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders. See “—Risks Related to Doing Business in the PRC and to Our Legacy YOD Segment—Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.”

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is not required for non-accelerated filers.

ITEM 2.	PROPERTIES

As of March 30, 2018, our principal executive office was located at No.4 Drive-in Movie Theater Park, No. 21, Liangmaqiao Road, Chaoyang District, Beijing, China 100125. In May 2017, the principal address of YOD WFOE also moved from Tai Ming International Business Court, Tai Hu Town, Tongzhou District, Beijing, to No. 21, Liangmaqiao Road, Chaoyang District, Beijing, China. We paid approximately $0.4 million for rent in 2017.

In 2018, we relocated our principal executive office from Beijing, China to New York, New York. We lease our principal executive office, which is located at 55 Broadway, 19th Floor, New York, NY 10006. We lease an approximately 6,085 square foot office space in Beijing, China, which is used by both our Wecast Services segment and legacy YOD segment for our PRC-based operations. In October 2018, we completed the $5.2 million acquisition of a 58-acre property located at 1700 & 1800 Asylum Avenue in West Hartford, Connecticut, which was formerly part of the University of Connecticut campus and will be the site of our new “Fintech Village.” The current costs of maintaining the Fintech Village property are $30,000 per month and are expected to increase significantly depending on the valuation of the property for purposes of real estate taxes, expected to commence in July 2019. The value of the real estate taxes may have a material impact on the cost of our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “IDEX.” Trading of our common stock is sometimes limited and sporadic.

Approximate Number of Holders of Our Common Stock

As of March 26, 2018, there were approximately 349 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our Board decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries. PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—“Securities Authorized for Issuance Under Equity Compensation Plans”.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2017.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

From 2010 through 2017, our primary business activities have been providing premium content VOD services, with primary operations in the PRC, through our subsidiaries and VIEs under the brand name YOD. In our YOD business, we provide premium content and integrated value-added service solutions for the delivery of VOD and paid video programing to digital cable providers, IPTV providers, OTT streaming providers, mobile manufacturers and operators, as well as direct customers.

Starting in early 2017, while continuing to support our YOD business, we began transitioning our business model to become a next-generation fintech company, with the intention of offering customized products and services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a technology ecosystem through license agreements, joint ventures and strategic acquisitions, which we refer to as our Fintech Ecosystem. In parallel, through strategic acquisitions, equity investments and joint ventures, we are building a network of businesses, which operate across industry verticals and which we refer to as our Industry Ventures, that we believe have significant potential to recognize benefits from blockchain and AI technologies that may, for example, enhance operations, address cost inefficiencies, improve documentation and standardization, unlock asset value and improve customer engagement. Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, through the creation and promotion of synergies between the businesses in our expanding Fintech Ecosystem and Industry Ventures network.

We refer to our YOD business as our legacy YOD segment and all our other operations, including the development of our Fintech Ecosystem and our Industry Ventures, as our Wecast Services segment, to suggest the wide net we are casting in identifying promising technologies and use cases for operations as a next-generation fintech company. Currently, aside from our legacy YOD segment, only the commodities trading component of the logistics management and financing businesses that we acquired in 2017 is operational and revenue generating.

Wecast Services Segment

We have built our Wecast Services segment through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our Fintech Ecosystem and add Industry Ventures, or the extent to which any previously unconsolidated businesses become consolidated. In addition to the revenue from the commodities trading component of the logistics management and financing businesses, we may derive revenues in our Wecast Services segment from products or services offered by our Company, including our consolidated subsidiaries. However, we also believe the overall value of the Wecast Services segment will increase as the value of DBOT and other unconsolidated entities we may invest in increases. In addition, while we intend to contribute cash and other assets to our joint ventures, we do not intend for Ideanomics, Inc. or our holding companies to conduct significant research and development activities. We intend research and development activities to be conducted by the operating subsidiaries we acquire, joint ventures we form, and our technology licensors.

On January 30, 2017, we completed the acquisition of SVG, which has an indirect 51% ownership stake in M.Y. Products, LLC (“MYP”), a global smart supply chain management operator that formerly was intended to provide supermarket supply chain management services. On January 31, 2017, we acquired 55% of the outstanding capital stock of Wide Angle. The holdings and businesses from both of these acquisitions now reside under our wholly-owned subsidiary Wecast Services Group Limited and are included in the results of operations of the Wecast Services segment). The financial statements for the year ended December 31, 2016 have been adjusted to reflect the current segment presentation, as well as to reflect the acquisitions of SVG and Wide Angle as if they had been owned by us since November 10, 2016, which was the time common control existed in accordance with US GAAP.

Within the Wecast Services segment, we are engaged in the trading of consumer electronics, which is operated out of Hong Kong through our subsidiary, Amer. Amer was a wholly owned subsidiary of Wide Angle and, as a result, through our acquisition of Wide Angle and its subsidiaries, we began trading consumer electronics in January 2017. Our crude oil trading business commenced in October 2017, when we formed our Singapore joint venture, SSE. Our end customers in our crude oil and consumer electronics trading businesses include about 15 to 20 corporations across the world. We have engaged in the crude oil trading (i.e. the sale of crude oil) and consumer electronics businesses with the primary goal of learning about the needs of buyers and sellers in industries that rely heavily on the shipment of goods in order to (i) inform our understanding of the features a blockchain platform would need to serve the logistics management and finance market, (ii) identify inefficiencies in this market and (iii) generate data to support the potential future application of AI solutions.

Legacy YOD Segment

The core revenues from our legacy YOD segment have been generated both from minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers. We have run our legacy YOD segment with limited resources. Since October 2016, our legacy YOD segment has operated through a five-year partnership with Yanhua, where Yanhua acts as the exclusive distribution operator (within the PRC) of our licensed library of major studio films (the “Yanhua Partnership”). We entered into the Yanhua Partnership in order to offset losses from high upfront minimum guarantee licensing fees to studios. The Yanhua Partnership modified and improved our legacy major studio paid content business model by moving from a framework that included high and fixed costs and upfront minimum guaranteed payments, rising content costs from major Hollywood studios and low margins to a structure that will now include relatively nominal costs to our Company and the opportunity to reach an even wider audience. With the Yanhua Partnership, Yanhua assumed all sales and marketing costs and will pay us a minimum guarantee in exchange for a percentage of the total revenue share.

Pursuant to the Yanhua agreement, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that we are entitled to, will be transferred to Yanhua for RMB13,000,000 (approximately $2 million), to be paid in two equal installments in the amount of RMB6,500,000 (approximately $1 million). The first installment was received on December 30, 2016 and was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua. The second installment will be paid if the license content fees due to studios for the existing legacy Hollywood paid contents are settled. To date, the legacy Hollywood studio paid content and other IP has not been transferred, as the second installment was not yet made.

Our Unconsolidated Equity Investments

Our investments in Shandong Media, Hua Cheng, Wecast Internet and DBOT, where we may exercise significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to transform our business and to meet internal or external expectations of future performance. We are aiming to become a next generation AI- and blockchain-enabled fintech company. In connection with this transformation, we are in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring our business structure to reflect our blockchain-based fintech strategy, continuing to further enhance our controls, procedures, and oversight during this transformation, and expanding our mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support our financing solutions or logistics management businesses. To succeed, among other things, we will need to have or hire the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to remain competitive. Our current crude oil and consumer electronics trading business operates in highly competitive global markets characterized by aggressive price competition, resulting in downward pressure on already low gross margins. While the potential to expand the low gross margins in the commodities trading business by reducing freight and shipping transaction costs forms the basis of our planned logistics management business, in the short term, we do not expect to materially improve margins in our own commodities trading. Further, factors such as frequent introduction of new products, short product life cycles, evolving industry standards, price sensitivity on the part of consumers will place continued competitive pressure in our consumer electronics trading business, and our crude oil trading margins will be impacted by many factors outside of our control, including geopolitical developments and fluctuations in the world’s markets. As we transition to becoming an AI- and blockchain-enabled fintech company, we will continue to face intense competition: these new technologies are constantly evolving, and our competitors may introduce new platforms and solutions that are superior to ours. In addition, our competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. We may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.

Taxation

United States

Ideanomics, Inc. and M. Y. Products, LLC are subject to United States tax. No provision for income taxes in the United States has been made as neither company had taxable profit in the United States since inception. Under U.S. Tax Reform, Ideanomics, Inc. is required to pay, a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. We have subsequently determined that there is only less than $150,000 unrepatriated earnings for each non-US subsidiary in aggregate. Therefore, only a minimal tax is due under this provision.

Cayman Islands and the British Virgin Islands

Under current laws of the Cayman Islands and the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

Hong Kong

Our subsidiaries incorporated in Hong Kong are under the current laws of Hong Kong, are subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as NOL carryovers offset current taxable income.

The People’s Republic of China

Under the PRC’s Enterprise Income Tax Law, our Chinese subsidiaries and VIEs are subject to an EIT of 25.0%.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legislative developments to determine if there will be any change in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended
	December 31, 2017	December 31, 2016	Amount Change	% Change
Revenue (including related party revenue of $18,973,054 and nil for the years ended December 31, 2017 and 2016, respectively)	$144,338,805	$35,185,508	$109,153,297	310%
Cost of revenue	137,188,353	35,551,198	101,637,155	286%
Gross profit (loss)	7,150,452	(365,690)	7,516,142	2055%

Operating expenses:
Selling, general and administrative expenses	12,848,184	10,898,323	1,949,861	18%
Research and development expenses	406,845	-	406,845	100%
Professional fees	3,153,697	1,400,139	1,753,558	125%
Depreciation and amortization	306,801	505,028	(198,227)	(39)%
Impairments of other intangible assets	216,468	2,018,628	(1,802,160)	(89)%
Earn-out share award expenses	-	13,700,000	(13,700,000)	(100)%
Total operating expense	16,931,995	28,522,118	(11,590,123)	(41)%

Loss from operations	(9,781,543)	(28,887,808)	19,106,265	(66)%

Interest & other income/(expense):
Interest expense, net	(95,658)	(254,725)	159,067	(62)%
Change in fair value of warrant liabilities	(112,642)	324,432	(437,074)	(135)%
Equity in loss of equity method investees	(129,193)	(31,557)	(97,636)	309%
Impairment of equity method investments	-	(38,448)	38,448	(100)%
Others	(73,833)	57,017	(130,850)	(229)%

Loss before income taxes and non-controlling interests	(10,192,869)	(28,831,089)	18,638,220	(65)%

Income tax benefit	-	330,124	(330,124)	(100)%

Net loss	(10,192,869)	(28,500,965)	18,308,096	(64)%

Net loss attributable to non-controlling interests	357,268	2,092,991	(1,735,723)	(83)%

Net loss attributable to shareholders	(9,835,601)	(26,407,974)	16,572,373	(63)%

Revenues

	2017	2016	Difference
	USD	USD	USD	%
Legacy YOD	794,273	4,543,616	(3,749,343)	(83)%
Wecast Services	143,544,532	30,641,892	112,902,640	368%
Total	144,338,805	35,185,508	109,153,297	310%

Revenue for the year ended December 31, 2017 was $144.3 million, as compared to $35.2 million for the same period in 2016, an increase of approximately $109.2 million, or 310%. The increase was mainly due to a $112.9 million increase in revenues from our Wecast Services segment, which was partially offset by a $3.7 million decrease in revenues from our legacy YOD segment. Specifically, for the year ended December 31, 2017, the commodities trading component of the logistics management and financing businesses we acquired in 2017 provided 95.6% of our revenue, our legacy YOD segment provided 0.6% of our revenue and the remaining 3.8% of our revenue was provided by one-time consulting services, one-time platform maintenance services and certain technology support services.

In our legacy YOD segment, the decrease in revenue was primarily due to the change of our strategy, namely the transition away from our legacy YOD business (acting as a premium content VOD service provider) to the Wecast Services segment (focusing on becoming a next-generation fintech company). This transition limits the support of the YOD business and the YOD segment revenue is mainly from legacy contracts. Currently, we have a partnership with a third party acts that as the exclusive distribution operator (within the territory of PRC) of our licensed library of major studio films.

In our Wecast Services segment, the increase in revenue was mainly due to our new business lines, namely consumer electronics trading starting in January 2017 and crude oil trading starting in October 2017, and to a lesser extent, one-time consulting services that we provided to certain customers. In particular, Wecast Services segment revenue for the year ended December 31, 2016 only included the revenue of SVG and Wide Angle from November 10, 2016, while for the year ended December 31, 2017 it included the revenue of SVG and Wide Angle for the full fiscal year. In addition, our acquisitions of SVG and Wide Angle resulted in new customer channels for our business and incremental sales, all of which allowed us to experience strong growth in 2017.

Cost of revenue

	2017	2016	Difference
	USD	USD	USD	%
Legacy YOD	762,614	4,434,260	(3,671,646)	(83)%
Wecast Services	136,425,739	31,116,938	105,308,801	338%
Total	137,188,353	35,551,198	101,637,155	286%

Cost of revenues was $137.2 million for the year ended December 31, 2017, as compared to $35.6 million for the year ended December 31, 2016. Our cost of revenues increased by $101.6 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of costs to purchase consumer electronics products and crude oil from suppliers in our supply chain business as well as the cost of sales from the legacy YOD segment, which is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels.

Gross profit

	2017	2016	Difference
	USD	USD	USD	%
Legacy YOD	31,659	109,356	(77,697)	(71)%
Wecast Services	7,118,793	(475,046)	7,593,839	1,599%
Total	7,150,452	(365,690)	7,516,142	2055%

Our gross profit for the year ended December 31, 2017 was approximately $7.2 million, as compared to a gross loss of $0.4 million during the same period in 2016. Gross profit ratio for the year ended December 31, 2017 was 5.0%, while in 2016, it was negative. The reason for the gross loss in 2016 was due to the costs associated with the consumer electronic supply chain business that had large startup costs in its infancy, as we looked to expand our customer base and sales volume. For the year ended December 31, 2017, gross margin for the consumer electronic supply chain business has increased to 2.7%, which contributed gross profit in the amount of $3.3 million.

Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2017 was $12.8 million as compared to $10.9 million for the same period in 2016, an increase of approximately $1.9 million or 18%. The majority of the increase was due to (1) an increase in our sales and marketing expense in the amount of $1.6 million to introduce and promote our business to various new potential business partners; (2) an increase of approximately of $0.9 million of share based compensation due to the option and restricted stock units that we approved for grant to independent board members for their 2017 compensation, which included a significant increase in board related work during 2017 as compared with prior years; (3) an increase in headcount and relevant traveling expenses in the amount of $1.1 million and (4) leasehold improvement disposal losses of approximately $0.7 million that were incurred when we canceled our purchase of the Beijing office building in 2017.

Research and development expense

Research and development expenses were $0.4 million for the year ended December 31, 2017, as compared to nil for the year ended December 31, 2016, which was an increase of $0.4 million. All of the research and development expenses in 2017 were incurred in the second half of 2017, as compared to nil for the same period in 2016. The research and development activities in the second half year of 2017 were related to the early stage development of a cloud-based platform to provide a management module, including products, material, orders and logistics and to further explore the possibility of building a blockchain enabled logistics platform.

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

Impairment of other intangible assets

On July 30, 2010, we entered into an Ordinary Share Purchase Agreement with CB Cayman and Weicheng Liu, an individual, where we recognized additional assets identified from the business acquisition. Our impairment of other intangible assets are generally related to the impairment of mobile app development, the Charter/Cooperation agreement and work force for $0.2 million and $2.0 million for the year ended December 31, 2017 and 2016, respectively, due to no significant revenue or cash flows generated from the Charter/Cooperation agreement and the decision to stop developing the APP and the termination of the working group.

Earn-out share award expenses

Our earn-out share award expenses are related to the 10,000,000 share awards issued to SSS at the closing price $1.37 on the stock issuance date.

Pursuant to the Amended Tianjin Agreement dated December 21, 2015, contingent on the performance of Tianjin Sevenstarsflix Network Technology Limited, a PRC company (“SSF”), Tianjin Enternet Network Technology Limited, a PRC Company (“Tianjin”) will receive shares of our common stock over three years, with the exact number not exceeding 5.0 million per year, provided the earn-out provisions for each of the 2016, 2017 and 2018 annual periods (the “Earn-Out Share Award”) are achieved. The earn-out provision for 2016, 2017 and 2018, based on SSF performance, are either 50.0 million homes/users passed or $4.0 million net income, 100.0 million homes/users passed or $6.0 million net income and 150.0 million homes/users passed or $8.0 million net income, respectively. The earn-out provision is based on either the number of home/user pass or the net income of SSF.

On November 10, 2016, the Board held a special meeting. At the recommendation of our audit committee of the Board (the “Audit Committee”), the Board determined that it is in the best interests of our Company and our stockholders to amend the terms of the Earn-Out Share Award to (1) reduce the total Earn-Out Share Award from 15,000,000 shares of common stock to 10,000,000 shares of common stock and (2) measure the achievement of the earn-out provisions based on our Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand-alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of common stock subject to the Earn-Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of our common stock, and the shares were issued on November 11, 2016.

We recognized the fair value of our common stock to SSS of approximately $13,700,000 in 2016, based on the market price of our common stock, as Earn-out share award expense.

In 2017, there was no such expense incurred.

Loss from operations

Our loss from operations was decreased by $19.1 million to $9.8 million for the year ended December 31, 2017, from $28.9 million loss during 2016. This was mostly due to the increase in gross profit from our Wecast Services segment and a decrease in earn-out share award expenses.

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

Net loss attributable to non-controlling interest

Hua Cheng previously had a 20% non-controlling interest in Zhong Hai Media and accounting for that interest under the equity method by recording 20% of the operating losses of Zhong Hai Media. For the year ended December 31, 2017, operating loss attributable to Hua Cheng was approximately $1.6 million. We sold Zhong Hai Media on June 30, 2017 and only $0.03 million operating loss were attributable to Hua Cheng for the same period in 2017.

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

Liquidity and Capital Resources

We had cash of approximately $7.2 million for the fiscal year ended December 31, 2017. Approximately $6.3 million was held in our Hong Kong, US and Singapore entities and $0.9 million was held in our PRC entities. We have no plans to repatriate these funds.

As discussed in Note 3 to the consolidated financial statements included in this report, we have incurred significant continuing losses in 2017 and 2016, and total accumulated deficits were $125.9 million and $115.7 million as of December 31, 2017 and 2016, respectively. We also used cash for operations of approximately $10.0 million and $9.4 million for the year ended December 31, 2017 and 2016, respectively. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3 to the consolidated financial statements in this report. The consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

On March 28, 2016, we completed a common stock financing for $10.0 million. In addition, we completed five separate common stock financings with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million on July 19, 2016, with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on August 12, 2016, with Sun Seven Stars Hong Kong Cultural Development Limited (“SSSHK”) for $2.0 million on November 17, 2016, with certain investors, officers & directors and affiliates in a private placement for $2.0 million on May 19, 2017, and with Hong Kong Guo Yuan Group Capital Holdings Limited (“Guo Yuan”) for $10.0 million on October 23, 2017, respectively.

On March 17, 2018, we entered into a subscription agreement (the “GTD Subscription Agreement”) with GT Dollar Pte. Ltd. (“GTD”) for a private placement of a total amount of $40.0 million. Pursuant to the terms of the GTD Subscription Agreement, we will (i) issue and sell to GTD, an aggregate of 13,773,010 shares of our common stock for $1.82 per share, or a total purchase price of $25,066,878.20, and (ii) issue two convertible promissory notes (each a “Note” and together, the “Notes”) with a stated principal amount of $10 million and $4,933,121.80, respectively. The GTD Subscription Agreement was subsequently amended and restated (the “GTD Amended Agreement”) on June 28, 2018 to reduce the amount of such investment to $10.0 million and to terminate the Notes. Pursuant to the terms of the GTD Amended Agreement, we issued and sold to GTD an aggregate of 5,494,506 shares of our common stock, for $1.82 per share, or a total purchase price of $10,000,000.92. The GTD Subscription Agreement contains customary representations, warranties and covenants and a 9 month lock-up period for GTD from the date of the GTD Subscription Agreement until October 3, 2019. We had received $5.3 million as of March 30, 2018.

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

Operating Activities

Cash used in operating activities only increased by $0.6 million for the year ended December 31, 2017 as compared to 2016, primarily due to an increase in accounts receivable because of a longer turnover period, but partially offset by a decrease in operating losses compared with 2016.

Financing Activities

During the year ended December 31, 2017, we entered into a subscription agreement with certain investors, including officers, directors and other affiliates, pursuant to which we issued and sold to such investors, in a private placement, an aggregate of 727,273 shares of our common stock for $2.75 per share, or a total purchase price of $2.0 million. On October 23, 2017, we entered into a Securities Purchase Agreement with Guo Yuan. Pursuant to the terms of the agreement, we have agreed to sell and issue 5,494,505 shares of our common stock to Guo Yuan for $1.82 per share, or a total purchase price of $10.0 million. While in the same period in 2016, we received (1) $10 million investment proceeds from the sales of 4,545,455 shares of our common stock and issuance of a two-year warrant to acquire an additional 1,818,182 shares of our common stock at an exercise price of $2.75 per share to SSS; (2) proceeds of $4.0 million received from the sales of 2,272,727 shares of our common stock to SSW; (3) proceeds of $4 million received from the sales of 2,272,727 shares of our common stock to Harvest; and (4) proceeds of $2.0 million received from the sales of 1,136,365 shares of our common stock to SSS.

Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was $0.5 million which was mainly used for long term investment, which was significantly decreased compared with 2016. In 2016, we used $10.2 million for investing activities, including (1) investment of $3.1 million in acquisition of real estate property; (2) investment of $3.0 million of IP; (3) acquisition of $0.6 million in leasehold improvement; (4) investment of $3.7 million of long term investment in Frequency and Topsgame; and (5) good faith deposit of $1.0 million for acquisition of SVG.

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

Variable Interest Entities

We account for entities qualifying as VIEs in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. For our consolidated VIEs, management has made evaluations of the relationships between our VIEs and the economic benefit flow of contractual arrangement with VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the legal shareholders’ voting interests and have power of attorney in the VIEs, and therefore we are able to direct all business activities of the VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs.

We have consulted our PRC legal counsel in assessing our ability to control our PRC VIEs. Any changes in PRC laws and regulations that affect our ability to control our PRC VIEs may preclude us from consolidating these companies in the future.

Revenue Recognition

In the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration we expect to receive in exchange for those goods or services. Because our primary source of revenues is from industrial trading business, the impact on our consolidated financial statements is not material.

We purchase crude oil and consumer electronics from suppliers in accordance with sales orders from customers. For sales of both crude oil and consumer electronics, (i) sales orders are confirmed after negotiation on the price between customers and the Company, (ii) purchase orders are confirmed after careful selection of suppliers and negotiation on price, and (iii) revenue is recognized when the products are delivered, as at that time the title and risk of loss have been transferred. For sale of crude oil, we consider delivery to have occurred once it is shipped; for sale of the consumer electronics, we consider delivery to have occurred once it arrives at the designated locations in Hong Kong.

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

Therefore, we account for revenue from sales of goods on a gross basis. We are the primary obligor in the arrangements, as we have the ability to establish prices and have discretion in selecting the independent suppliers and other third-party that will perform the delivery service. We are responsible for the defective products and bear the credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues.

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

In December 2017, in one of our crude oil trading transactions (i.e. sales of crude oil), crude oil was sold to an entity that is partially owned by the same individual who is also a minority shareholder of SSE. We have recorded this sale on a separate line item referenced as “Revenue from Related Party” in its financial statements. The customer prepaid the total transaction price before the delivery of the oil.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 7A is not required under Regulation S-K for “smaller reporting companies”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEVEN STARS CLOUD GROUP, INC., ITS SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Seven Stars Cloud Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seven Stars Cloud Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman, which are described in Note 12 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

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

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle Group Limited (“Wide Angle”) acquired from BT Capital Global Limited (“BT”) on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”).

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

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle acquired from BT on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”)

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

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle acquired from BT on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”)

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

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle acquired from BT on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2016

							Accumulated	Seven Stars
	Series E	Series E			Additional		Other	Cloud	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, January 1, 2016	7,254,997	$7,255	24,249,109	$24,249	$97,512,542	$(86,457,840)	$(414,910)	$10,671,296	$(2,388,031)	$8,283,265
Share-based compensation	-	-	25,000	25	319,693	-	-	319,718	-	319,718
Common stock issuance	-	-	5,681,819	5,681	9,994,319	-	-	10,000,000	-	10,000,000
Common stock issued to SSS	-	-	4,545,455	4,545	9,270,665	-	-	9,275,210	-	9,275,210
Warrant issued to SSS	-	-	-	-	724,790	-	-	724,790	-	724,790
Issuance cost in connection with the issuance of common stock and warrant to SSS	-	-	-	-	(411,223)	-	-	(411,223)		(411,223)
Earn-out shares issued to SSS	-	-	10,000,000	10,000	13,690,000	-	-	13,700,000	-	13,700,000
Common stock issued from conversion of convertible note	-	-	9,208,860	9,209	17,724,088	-	-	17,733,297	-	17,733,297
Restricted shares granted in connection with acquisition of intangible assets	-	-	66,500	67	121,628	-	-	121,695	-	121,695
Common stock issued for settlement of liability	-	-	41,780	42	74,958	-	-	75,000	-	75,000
Common stock issued from conversion of series E preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-
Acquisition of MYP and Wide Angle	-	-	-	-	3,734,459	(2,803,454)	32,365	963,370	(886,440)	76,930
Net loss	-	-	-	-	-	(26,407,974)	-	(26,407,974)	(2,092,991)	(28,500,965)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(970,757)	(970,757)	41,981	(928,776)
Balance, December 31, 2016 (As adjusted*)	7,154,997	$7,155	53,918,523	$53,918	$152,755,919	$(115,669,268)	$(1,353,302)	$35,794,422	$(5,325,481)	$30,468,941

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle acquired from BT on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016
		As adjusted*
Cash flows from operating activities:
Net loss	$(10,192,869)	$(28,500,965)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,305,829	319,718
Provision for doubtful accounts	145,512	2,825,124
Depreciation and amortization	306,801	505,028
Amortization of debt issuance costs	-	122,696
Income tax benefit	-	(330,124)
Equity in losses of equity method investees	129,193	31,557
Loss on disposal of assets	688,098	-
Change in fair value of warrant liabilities	112,642	(324,432)
Earn-out share award expense	-	13,700,000
Impairment of other intangible assets	216,468	2,018,628
Impairment of equity method investments	-	38,448
Impairment of licensed content	-	496,467
Foreign currency exchange gain	-	(81,666)

Change in assets and liabilities:
Accounts receivable	(18,802,766)	(4,263,094)
Licensed content	759,698	37,568
Inventory	-	122,107
Prepaid expenses and other assets	3,748,873	(4,788,796)
Accounts payable	13,493,865	6,960,916
Accrued expenses, salary and other current liabilities	(759,918)	10,489
Deferred revenue	(1,124,119)	1,294,427
Accrued license content fees	-	378,964
Net cash used in operating activities	(9,972,693)	(9,426,940)

Cash flows from investing activities:
Acquisition of property and equipment	(48,555)	(3,826,697)
Proceeds from disposal of property and equipment	2,515,923	-
Disposal of subsidiaries, net of cash disposed	(8,753)	-
Cash paid for the acquisition of subsidiaries	(754,361)	-
Investments in intangible assets	-	(2,992,072)
Acquisition of MYP and Wide Angle, net of cash acquired	-	527,217
Payments for long term investments	(2,250,000)	(3,733,750)
Capital decrease in long term investment	35,612	-
Deposit for investment	-	(172,077)
Net cash used in investing activities	(510,134)	(10,197,379)

Cash flows from financing activities
Proceeds from issuance of shares and warrant (Note 10 and Note 13)	13,618,207	20,000,000
Repayment of amounts due to related parties	(243,507)	-
Capital contribution from noncontrolling interest shareholder	490,000	-
Cost associated with financing activities	-	(294,890)
Net cash provided by financing activities	13,864,700	19,705,110
Effect of exchange rate changes on cash	61,409	(87,874)
Net increase (decrease) in cash	3,443,282	(7,083)

Cash at the beginning of the year	3,761,814	3,768,897

Cash at the end of the year	$7,205,096	$3,761,814

Supplemental disclosure of cash flow information:

Exchange of Series E Preferred Stock for Common stock	$7,155	$100
Issuance of convertible note for licensed content (Note 13)	$-	$17,717,847
Issuance of shares for the settlement of liability	$-	$75,000
Issuance of shares upon conversion of convertible note, including accrued interest and debt issuance cost (Note 13)	$-	$17,733,297
Issuance of earn-out shares (Note 13)	$-	$13,700,000
Acquisition of long term investment through transfer of Game IP rights (Note 12)	$-	$2,714,441
Workforce intangible acquired for shares (Note 8)	$-	$121,695
Payable for purchase of building	$-	$987,015

*The above consolidated balance sheets present the Wecast Services Limited and Wide Angle acquired from BT on January 30 and January 31, 2017, respectively as if they had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 5 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Stars Cloud Group, Inc., Its Subsidiaries and Variable Interest Entities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Activities

Seven Stars Cloud Group, Inc. (the “Company”), formerly known as Wecast Network, Inc., is a Nevada corporation that primarily operates in the PRC through its subsidiaries and consolidated variable interest entities (“VIEs”). The Company, its subsidiaries and consolidated VIEs are collectively referred to as Seven Stars Cloud Group (“SSC”, “we”, “us”, or “the Company”).

The Company is aiming to become a digital financial services company with seven products engines which are financial technologies based. Through acquisitions made in 2017 and establishment of joint ventures, engine seven “Supply Chain Finance and Management for Vertical Products” is in operation. The Company is also leveraging its legacy operations as a premium content video on demand (“VOD”) service provider in the PRC.

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) and affiliate of the Company’s Chairman Bruno Wu, for the purchase by the Company of all of the outstanding capital stock of Sun Video Group Hong Kong Limited (“Wecast Services”). On January 31, 2017, the Company entered into another Securities Purchase Agreement (the “Wide Angle Purchase Agreement”) with BT and Sun Seven Stars Media Group Limited, one of the Company’s largest shareholders, controlled by Mr. Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle Group Limited (“Wide Angle”). Details of these two acquisitions are in Note 5. After acquiring these two entities, other than Company’s legacy You on Demand (“YOD”) segment, the Company became engaged in consumer electronics e-commerce and smart supply chain management operations.

In 2017, the Company entered into another Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that the Company holds in one loss-generating non-core assets was sold to BT for zero. The detail of this transaction has been disclosed in Note 12.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the financial statements of Seven Stars Cloud Group, Inc., its subsidiaries, its VIEs in which the Company is the primary beneficiary, and the subsidiary of its consolidated VIE. All material intercompany transactions and balances are eliminated upon consolidation.

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

Cost method investment

Investment in entities over which the Company neither has significant influence nor control are accounted for using under the cost method. Under the cost method, the Company records the investment at cost and recognizes income for any dividends declared from distribution of investee’s earnings. The Company reviews the cost method investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. The Company impairs its cost method investment when it determines that there has been an “other-than temporary” decline in the investments fair value compared to its carrying value. The fair value of the investment would then become the new cost basis of the investment. There were no indicators of impairment in 2017.

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

The Company obtains content through content license agreements with studios and distributors. The Company recognized licensed content when the license fee and the specified content titles are known or reasonably determinable. Prepaid license fees are classified as an asset on the consolidated balance sheets as licensed content and accrued license fees payable are classified as a liability on the consolidated balance sheets.

The Company amortizes licensed content in cost of revenues over the contents contractual availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that its revenues bear a representative amount of the cost of the licensed content. The Company reviews factors that impact the amortization of licensed content at each reporting date, including factors that may bear direct impact on expected revenue from specific content titles. Changes in the Company’s expected revenue from licensed content could have a significant impact on its amortization pattern.

Management evaluates the recoverability of the licensed content whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the years ended December 31, 2017 and 2016, an impairment loss of nil and $496,467 was recognized in cost of revenue, respectively.

(j)	Intangible Assets and Goodwill

Company accounts for intangible assets and goodwill, in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events indicate the carrying amount may not be recoverable. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, the Company reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

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

The Company accounts for derivative instruments and embedded derivative instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended. The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Monte Carlo simulation method.

The Company also follows ASC 815-40 Contracts in Entity’s Own Equity, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract classified as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. The asset/liability derivatives are valued on an annual basis using the Monte Carlo simulation method. A contract classified as an equity instrument must be included in equity, with no fair value adjustments required. Significant assumptions used in the valuation included exercise dates, fair value for the Company’s common stock, volatility of its common stock and a risk-free interest rate. Gains or losses on warrants are included in “Changes in fair value of warrant liabilities” in the Company’s consolidated statement of operations.

(l)	Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured.

Legacy YOD

The revenue is recognized as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films - Revenue Recognition, whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and the Company has no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed.

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

Wecast Services

Wecast Services is currently mainly engaged in the sales of crude oil and consumer electronics. For both sales of crude oil and consumer electronics, including the Company’s SSE Singapore joint venture, sales orders are confirmed after negotiation on price between customers and the Company. The Company recognizes revenue on a gross basis based on the indicator points in ASC 605-45-45-2. The Company enters into the contracts with the supplier and customer independently. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. The Company purchases crude oil and consumer electronics from suppliers in accordance with sales orders from customers. The Company is responsible for fulfilling the promise to provide the specified good or service in the contract, including sourcing the right oil products desired by the customers, issuing the bill of lading to customers and nominating the vessels that comply with the applicable laws and standards; however customers may still submit claims against the Company in connection with the quality and quantity of any products delivered. Revenue recognition criteria are met when the products are delivered, as at that time the title and risk of loss have been transferred. For sale of crude oil, the Company considers delivery to have occurred once it is shipped; for sale of the consumer electronics, the Company considers delivery to have occurred once it arrives at the designated locations in Hong Kong. The crude oil and electronics sales arrangement do not include provisions for cancellation, variable consideration, returns, inventory swaps or refunds. In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, the Company accounts for revenue from sales of goods on a gross basis. The Company is the primary obligor in the arrangements, as company has the ability to establish prices, and has discretion in selecting the independent suppliers and other third-party that will perform the delivery service, the company is responsible for the defective products and company bears credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues.

TPaaS

The Company also has developed a TPaaS (Transactional Platform as a Service) system which went into operation in the fourth quarter of 2017, however, no revenue was recognized in connection with this platform during the fourth quarter of 2017. Within this platform, all industrial participants can place orders and complete transactions on their own, which allows customers to minimize transaction costs. The Company earns platform service fees through these automated transactions.

The recognition of revenue involves certain judgments and changes in the Company’s assumptions, judgments or estimations may have a material impact on the amount and timing of its revenue recognition.

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

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. The Company’s provisional estimate is that no tax will be due under this provision. The Company continues to gather information relating to this estimate.

(o)	Net Loss Per Share Attributable to the Company’s Shareholders

Net loss per share attributable to the Company’s shareholders is computed in accordance with ASC 260, Earnings per Share. The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because the holders are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Group is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

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

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. In fiscal year 2016, the Company operated and reported its performance in one segment. However, starting from fiscal year 2017, since Company has acquired Wecast Services Limited and Wide Angle Group Limited in January (see note 5), the Company has operated two segments based on different clouds that major business resides in, including legacy YOD segment and Wecast Services segment. Therefore, there are two reportable segments for the year ended December 31, 2017. The two reportable segments are:

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

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The Company does not expect the new lease standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property (“IP”) and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The new standard will be effective for us beginning January 1, 2018.

The Company is undertaking a comprehensive approach to assess the impact of the guidance on its business by reviewing its current accounting policies and practices to identify any potential differences that may result from applying the new requirements to its consolidated financial statements. The Company does not anticipate that this standard will have a material impact to revenue recognition in both of its legacy YOD segment and Wecast Service segment. Especially for Wecast Service segment, it will continue to recognize revenue as principal for these contracts at the point in time when the products are delivered and performance obligation is fulfilled. The new standard requires disclosing more information about revenue activities and related transactions including quantitative and qualitative information about performance obligations, significant judgements and estimates, contract assets and liabilities and disaggregation of revenue, which the Company is continuing to assess in the first quarter of 2018. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018. It continues to make significant progress on its review of the standard. The Company’s initial assessment may change as it continues to refine these assumptions.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect a material impact to its consolidated financial statement upon adoption of this ASU.

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

The Company must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. On March 28, 2016, the Company completed a common stock financing for $10.0 million. In addition, the Company completed four separate common stock financings with Seven Star Works Co. Ltd. (“SSW”) for $4.0 million on July 19, 2016, with Harvest Alternative Investment Opportunities SPC (“Harvest”) for $4.0 million on August 12, 2016, with Sun Seven Stars Hong Kong Cultural Development Limited (“SSSHK”) for $2.0 million on November 17, 2016 and with certain investors, officers & directors and affiliates in a private placement for $2.0 million on May 19, 2017, respectively. On October 23, 2017, the Company entered into a Securities Purchase Agreement with Hong Kong Guo Yuan Group Capital Holdings Limited (“Guo Yuan”). Pursuant to the terms of the agreement, the Company has agreed to sell and issue 5,494,505 shares of the Company’s common stock to Guo Yuan for $1.82 per share, or a total purchase price of $10.0 million. Although the Company believes it has the ability to raise funds by issuing debt or equity instruments, additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

4.	VIE Structure and Arrangements

(a)	Sinotop VIE structure and arrangement

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

(b)	Tianjin Sevenstarflix Network Technology Limited (“SSF”) VIE structure and arrangements

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

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the Nominee Shareholders, dated April 5, 2016, YOD WFOE agrees to lend RMB19.8 million and RMB0.2 million, respectively, to the Nominee Shareholders for the purpose of establishing SSF and for development of its business. As of December 31, 2017, RMB27.6 million (US $4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB27.6 million (US $4.2 million) in the form of capital contribution. The loan can only be repaid by a transfer by the Nominee Shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the Nominee Shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the Nominee Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

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

Pursuant to the above contractual agreements, YOD WFOE can have the assets transferred freely out of SSF without any restrictions. Therefore, YOD WFOE considers that there is no asset of SSF that can be used only to settle obligation of YOD WFOE, except for the registered capital of SSF amounting to RMB50.0 million (approximately $7.5 million), among which RMB27.6 million (approximately $4.2 million) has been injected as of December 31, 2017. As SSF is incorporated as limited liability company under PRC Company Law, creditors of this entity do not have recourse to the general credit of other entities of the Company.

Financial Information

The following financial information of the Company’s VIEs’, as applicable for the periods presented, affected its consolidated financial statements.

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$3,898	$1,519,125
Accounts receivable, net	-	1,260,529
Prepaid expenses	3,604	30,455
Other current assets	1,537	191,427
Intercompany receivables due from the Company’s subsidiaries (i)	2,494,505	150,725
Total current assets	2,503,544	3,152,261

Property and equipment, net	-	196,677
Intangible assets, net	-	2,570
Long-term investments	3,719,467	3,654,664
Other non-current assets	-	442,782
Total assets	$6,223,011	$7,448,954

LIABILITIES
Current liabilities:
Accounts payable	$-	$5,817
Deferred revenue	-	824,563
Accrued expenses	-	268,074
Other current liabilities	41	394,314
Accrued license content fees	-	1,236,661
Intercompany payables due to the Company’s subsidiaries(i)	3,601,454	14,752,338
Total current liabilities	3,601,495	17,481,767
Total liabilities	$3,601,495	$17,481,767

	2017	2016
Net revenue	$794,273	$4,543,616
Net loss	$(4,356,188)	$(6,557,639)

	2017	2016
Net cash used in operating activities	$(1,661,696)	$(2,497,637)
Net cash used in investing activities	$(43,047)	$(2,896,492)
Net cash provided by financing activities(i)	$189,515	$6,555,377

(i)	Intercompany receivables and payables are eliminated upon consolidation. The intercompany financing activities include the capital injection of $0.2 million to SSF in 2017.

The decrease in assets and liabilities mainly due to disposal of Zhong Hai Shi Xun Media as of June 30, 2017.

5.	Acquisition

(a)	Acquisition of SVG and Wide Angle

On January 30, 2017, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT Capital Global Limited, a British Virgin Islands company (“BT”) which is controlled by Company’s Chairman Bruno Wu, for the purchase by the Company of all of the outstanding capital stock of Sun Video Group Hong Kong Limited, a Hong Kong corporation (“SVG”), for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Until receipt of necessary shareholder approvals, the SVG Note is not convertible into shares of the Company’s common stock, but once the necessary shareholder approval is received, the unpaid principal and interest thereon will automatically convert. Under the terms of the Sun Video SPA, BT has guaranteed that the business of SVG and its subsidiaries (the “Sun Video Business”) shall achieve revenue of $250 million and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to the Company the shares of the Company’s common stock or the SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed.

In addition, if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), the Company shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of the Board. If the Board decides to make the payment in stock, the number of the Company’s shares of common stock to be awarded shall be calculated based on the market price of such shares.

After the acquisition SVG, the Company changed its name to Wecast Services Group Limited, and is therefore also referred to herein as Wecast Services.

On January 31, 2017, the Company entered into the Wide Angle Purchase Agreement with BT and SSS, one of the Company’s largest shareholders, controlled by the Company’s Chairman Bruno Wu, as guarantor, for the purchase by the Company of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including 100% of the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA considering the Company has consolidated Wide Angle.

Since the Company, Wecast Services and Wide Angle were controlled by the Company’s Chairman Bruno Wu since November 10, 2016, as well as both before and after the acquisition, this transaction was accounted for as a business combination between entities under common control by Mr. Wu. Therefore, in accordance with ASC Subtopic 805-50, the consolidated financial statements of the Company include the acquired assets and liabilities of the SVG and Wide Angle at their historical carrying amounts. In addition, the Company’s consolidated financial statements as of December 31, 2016 have been prepared as if the Wecast Services and Wide Angle had been owned by the Company since November 10, 2016 presented and the Company’s consolidated financial statements as of December 31, 2016 has been retrospectively adjusted accordingly.

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

(b)	Acquisition of BDCG

On December 7, 2017, the Company entered into a Securities Purchase Agreement (the “BBD Purchase Agreement”) with Tiger Sports Media Limited, a Hong Kong limited liability company (“Tiger”) pursuant to which the Company agreed to purchase Tiger’s 20% equity ownership in BBD Digital Capital Group Ltd. (“BDCG”) . The Company will purchase the 20% equity from Tiger for a total purchase price of $9.8 million (the “Transaction”) which consists of $2 million in cash and $7.8 million to be paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock). The valuation report will be received post-signing of the BBD Purchase Agreement with both parties agreeing that there is no obligation to close the transaction until a satisfactory valuation report has been received, evaluated and approved by the Audit Committee. The Company shall pay the $2 million in cash upon the execution of the BBD Purchase Agreement and will issue the 3 million shares of Company common stock upon the closing of the Transaction which is contingent upon the receipt of a valuation report satisfactory to the Audit Committee. If the closing conditions to the Transaction are not satisfied, then Tiger has agreed to refund the $2 million cash payment to the Company within 15 days of notice from the Company. As of December 31, 2017, the Company has paid $2 million cash, however considering the deal was not closed until a satisfactory valuation report was obtained and approved by Audit Committee, and valuation report was not yet finished, the Company recorded it as prepaid expenses in its consolidated balance sheet.

6.	Accounts Receivable

Accounts receivable is consisted of the following:

	December 31,	December 31,
	2017	2016
Accounts receivable, gross	$26,965,731	$12,350,947
Less: allowance for doubtful accounts	(3,646)	(2,828,796)
Accounts receivable, net	$26,962,085	$9,522,151

The movement of the allowance for doubtful accounts is as follows:

	December 31, 2017	December 31, 2016
Balance at the beginning of the year	$(2,828,796)	$-
Additions charged to bad debt expense	(145,512)	(2,825,124)
Write-off of bad debt allowance	89,851	-
Disposal of Zhong Hai Shi Xun	2,880,811	-
Acquisition of Wide Angle	-	(3,672)
Balance at the end of the year	$(3,646)	$(2,828,796)

7.	Property and Equipment, net

The following is a breakdown of property and equipment:

	December 31,	December 31,
	2017	2016
Furniture and office equipment	$301,006	$1,063,481
Vehicle	147,922	267,023
Office Building	-	3,948,058
Leasehold improvements	-	939,844
Total property and equipment	448,928	6,218,406
Less: accumulated depreciation	(334,935)	(1,254,681)
Property and Equipment, net	$113,993	$4,963,725

The Company recorded depreciation expense of approximately $ 219,705 and $194,174, which is included in its operating expense for the years ended December 31, 2017 and 2016, respectively.

8.	Intangible Assets

As of December 31, 2017 and 2016, the Company’s amortizing and indefinite lived intangible assets consisted of the following:

	December 31, 2017				December 31, 2016
	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Charter/ Cooperation agreements (iii)	$-	$-	$-	$-	$2,755,821	$(909,257)	$(1,846,564)	$-
Software and licenses	214,210	(199,626)	-	14,584	267,991	(241,932)	-	26,059
Patent and trademark (iv)	92,965	(39,943)	(53,022)	-	92,965	(39,943)	-	53,022
Website and mobile app development (ii)	-	-	-	-	593,193	(421,129)	(172,064)	-
Workforce (i)	-	-	-	-	305,694	(76,422)	-	229,272
Total amortizing intangible assets	$307,175	(239,569)	(53,022)	14,584	$4,015,664	$(1,688,683)	$(2,018,628)	$308,353
Indefinite lived intangible assets
Website name	134,290	-	-	134,290	134,290	-	-	134,290
Patent (iv)	10,599	-	(10,599)	-	10,599	-	-	10,599
Total intangible assets	$452,064	(239,569)	(63,621)	148,874	$4,160,553	$(1,688,683)	$(2,018,628)	$453,242

(i)	On April 1, 2016, the Company entered into an agreement with Mr. Liu Changsheng, under which the Company agreed to pay Mr. Liu Changsheng cash consideration of $187,653 and 66,500 shares of restricted shares with a six-month restriction period and a fair value of $121,695 in exchange for a workforce of 10 personnel experienced in programing content mobile apps. All 10 personnel entered into three-year employment contracts with the Company effective April 1, 2016. The Company also acquired certain laptop and desktop computers with fair value of $3,655. According to the agreement, 30% of the cash consideration is due upon the signing of the agreement, 20% is due 2 months after the signing of the agreement and 50% is due 6 months after the signing of the agreement. All cash consideration has been paid. If any of 3 key staff, as defined, terminated their employment with the Company during the first 12 months of employment, the Company has the right to forfeit the unpaid cash consideration. In addition, Mr. Liu Changsheng would be required to pay a default penalty at minimal of $129,180. The Company has accounted for the transaction as an asset acquisition in which it mainly acquired a workforce, which is recognized as an intangible asset at cost. Subsequently, the workforce intangible is amortized over the employment term of three years.

In September, 2017, after evaluating the cost and benefit, Company decided to terminate the service contract with this entire team and therefore Company recognize impairment in the amount of $152,847, and at the December 31, 2017, the Company already terminated the service, and disposed of this intangible assets from consolidated balance sheet.

(ii)	Considering a new mobile app has been developed to be put into market in October 2016, the Company determined that the future cash flows generated from the old mobile app was nil. In accordance with ASC 350, Intangibles - Goodwill and Other, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. The Company estimated the fair value of this intangible asset to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. In June, 2017, this intangible asset has been disposed of along with other net assets in Zhong Hai Shi Xun.

(iii)	During the fourth quarter of 2016, the Company determined that the Charter/Cooperation agreements will not serve the business or generate future cash flow. As no future cash flows will be generated from the Charter/Cooperation agreements, the Company estimated the fair value of the Charter/Cooperation agreements to be nil as of December 31, 2016. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from Charter/Cooperation agreements of $1,846,000 was recognized in 2016 to write off the entire book value of the Charter/Cooperation agreements. In June, 2017, this intangible asset has been disposed of along with other net assets in Zhong Hai Shi Xun.

(iv)	During the second quarter of 2017, the Company determined that one of its subsidiaries in the US will not serve the non-core business or generate future cash flow. As no future cash flows will be generated from using the patent owned by this subsidiary, the Company estimated the fair value of those patent to be nil as of June 30, 2017. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from patent of $63,621 was recognized in 2017 to write off the entire book value of the patent.

The following table outlines the amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized
2018	$10,295
2019	4,289
Total amortization to be recognized	$14,584

9.	Long-term Investments

(a)	Cost method investments

Cost method investments as of the year ended December 31, 2017 and 2016 are as follow:

	December 31, 2017	December 31, 2016
Topsgame (i)	$3,365,969	$3,156,985
Frequency (ii)	3,000,000	3,000,000
DBOT (iii)	250,000	-
Total	$6,615,969	$6,156,985

(i)	Investment in Topsgame

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

The Company plans to sell investment in Topsgame, certain owned IP and investment in Frequency to one independent third party with consideration larger than its net book amount in 2018. The Company already signed the letter of intent with purchaser, and management believed that the Company can close the deal in 2018, along with one additional valuation report provided by qualified independent valuation firm, the Company did not make any impairment to either of these three long-lived assets as of December 31, 2017.

(ii)	Investment in Frequency

In April 2016, the Company and Frequency Networks Inc. (“Frequency”) entered into a Series A Preferred Stock Purchase Agreement for the purchase of 8,566,271 shares of Series A Preferred Stock, Frequency (the “Frequency Preferred Stock”) for a total purchase price of $3 million. The 8,566,271 Frequency Preferred Stock represents 9% ownership and voting interest on an as converted basis and does not provide the Company with the right to nor does the Company have representation on the board of directors of Frequency.

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

There were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the Company’s cost method investments, accordingly the fair value of its cost method investments are not estimated.

(iii)	Investment in DBOT

In August, 2017, the Company made a strategic investment of $250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares of DBOT. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of the Company’s subsidiaries is powered by DBOT’s platform, trading system and technology. The Company accounts for this investment using the cost method, as the Company owns less than 4% of the common shares of DBOT and the Company has no significant influence over DBOT.

On December 18, 2017, the Company enters into stock purchase agreement with certain existing DBOT shareholders to acquire their owned shares of common stock of DBOT in an aggregate amount of 2,543,546 shares. To acquire those shares, the Company agreed to issue in the aggregate amount of 1,627,869 common stock. The closing of this transaction shall occur within 30 days of the execution of this agreement and obtain necessary approval such as FINRA, and therefore the Company did not issue the shares and recorded it as investment as of December 31, 2017.

(b)	Equity method investments

Equity method investment movement for the year of 2017 is as follow:

		December 31, 2017
		January 1, 2017	Capital increase	Loss on investment	Impairment loss	Foreign currency translation adjustments	December 31, 2017
Wecast Internet	(i)	132,782	(35,612)	(93,481)	-	2,355	6,044
Hua Cheng	(ii)	364,897	-	(35,712)	-	24,313	353,498
Shandong Media	(iii)	-	-	-	-	-	-
Total		497,679	(35,612)	(129,193)	-	26,668	359,542

(i)	Investment in Wecast Internet

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

10.	Shareholders’ Equity

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

On August 11, 2016, the Company entered into Common Stock Purchase Agreement (the “Harvest SPA”) with Harvest, a Cayman Islands company. Pursuant to the terms of the Harvest SPA, the Company has agreed to sell and issue 2,272,727 shares of the Company’s common stock, for $1.76 per share, or a total purchase price of $4.0 million to Harvest. A total of $4.0 million was received and 2,272,727 shares were issued on August 12, 2016.

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

On October 23, 2017, the Company entered into a Securities Purchase Agreement with Guo Yuan. Pursuant to the terms of the agreement, the Company has agreed to sell and issue 5,494,505 shares of the Company’s common stock to Guo Yuan for $1.82 per share, or a total purchase price of $10.0 million.

11.	Fair Value Measurements

Accounting standards require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

•	Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.
•	Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
•	Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

	December 31, 2016
	Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
Liabilities
Warrant liabilities (see Note 14)	$-	$-	$70,785	$70,785

The table below reflects the components effecting the change in fair value for the years ended December 31, 2017 and 2016, respectively:

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2017
	January 1, 2017	Settlements	Change in Fair Value gain	December 31, 2017
Liabilities:
Warrant liabilities (see Note 14)	$70,785	$(183,427)	$112,642	$-

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2016
	January 1,		Change in Fair Value	December 31,
	2016	Settlements	gain	2016
Liabilities:
Warrant liabilities (see Note 14)	$395,217	$-	$(324,432)	$70,785

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

During the years ended December 31, 2017 and 2016, related party transactions consisted of the following:

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

Effective on January 31, 2014, the Company and Mr. McMahon entered into Amendment No. 4 to the Note pursuant to which the Note is at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock of the Company (the “Series E Preferred Stock”) at a conversion price of $1.75, until December 31, 2015. As a result, in 2014, the Company recognized a beneficial conversion feature discount calculated as the difference between the Series E Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series E Preferred Stock investment and the effective conversion price. As such, the Company recognized a beneficial conversion feature of approximately $2,126,000 in 2014, which was reflected as interest expense and additional paid-in capital since the note was payable upon demand.

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

On November 9, 2017, the Board of Directors approved Amendment No. 7 to $3.0 million Convertible Promissory Notes (“Note”) issued to Mr. Shane McMahon, the Company’s Vice Chairman, pursuant to which the maturity date of the Note was extended to December 31, 2019. The Note remains payable on demand or convertible on demand into Common Stock at a conversion price of $1.50.

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

On April 13, 2016, SSF entered into a Game Right Assignment Agreement with SSS for the acquisition of certain Game IP Rights for cash of $2.7 million (RMB18 million), which was paid in full in 2016. The Game IP Rights was recorded at cost and then subsequently transferred in exchange for the investment in Topsgame as disclosed in Note 9 above.

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

On June 30, 2017, the Company entered into a Securities Purchase Agreement (the “BT SPA”) with BT, pursuant to which the issued and outstanding stock that the Company holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million at current exchange rate) in a combination of cash and publicly traded stock to be paid to the Company within one year of closing. A minimum of 20% of the total consideration to the Company will be paid in cash (approximately $2.95 million). A portion of the consideration may be paid in the form of publicly traded stock at the discretion of BT, and in that case the securities will represent a public company affiliated with BT, in an industry related to the Company’s and with an average daily trading value of at least $146,000.

These three separate non-core assets that sold to BT included 80% equity interest in Zhong Hai Shi Xun Media for zero, 13% equity interest in Nanjing Tops Game Co., Ltd. (“Topsgame”) and 25% share capital investment right in Pantaflix JV in consideration of RMB100 million. As Zhong Hai Shi Xun Media is the Company’s subsidiary, sale of a subsidiary to a related party under common control would cause the Company to derecognize the net assets transferred at its carrying amounts and recognize no gains or losses. The difference between proceeds received and the carrying amount of the net assets transferred is recognized in additional paid in capital. At the same time, the Goodwill in the amount of $6.6 million has been pushed down to Zhong Hai Shi Xun Media along with the disposal.

On November 28, 2017, due to strategic reasons, the Company and BT have agreed to amend the BT SPA, in which the Company will neither sell to BT the equity of Topsgame, and the equity of the Pantaflix joint venture nor receive the previously agreed upon consideration for such sales. Instead, the Company sold to BT 80% of the outstanding capital stock of Zhong Hai Shi Xun Media to streamline the operations of the Company and to eliminate the Company’s exposure to any liabilities and obligations of Zhong Hai Shi Xun Media. As of December 31, 2017, the legal ownership transfer administration of Zhong Hai Shi Xun Media was still not yet finished, however based on the agreement signed between the Company and BT and the consent obtained from minority shareholder of Zhong Hai Shi Xun Media, the Company believed it no longer have right over its asset and no obligation to its liability, and the Company therefore no longer consolidate Zhong Hai Shi Xun Media since July 1, 2017.

(f)	Acquisition of Guang Ming

On December 7, 2017, the Company entered into a Securities Purchase Agreement with Shanghai Guang Ming Investment Management Limited, a PRC limited liability entity (“Guang Ming”), Tianjin Sun Seven Stars Culture Development Co. Ltd. (“Tianjin”) and Beijing Nanbei Huijin Investment Co. Ltd. The Company will purchase 100% of Guang Ming’s issued and outstanding shares for a total purchase price of RMB2.4 million (approximately $363,436). Guang Ming holds a special fund management license and the Company’s purpose for making the acquisition is to develop a fund management platform. The closing of the acquisition is conditioned upon, among other things, the sellers, including Guang Ming, obtaining all of the necessary approvals from the Asset Management Association of China (“AMAC”), a self-regulatory organization which oversees and regulates fund management companies in the PRC. In the event that AMAC does not accept the sellers’ submission for change of ownership, this agreement shall be rescinded and the sellers shall continue their ownership of Guang Ming and shall refund any portion of the purchase price previously paid within 15 days of notice from the Company. This agreement was approved by the Audit Committee and the closing of the Acquisition is also subject to the receipt of a fairness opinion and valuation report satisfactory to the Company and which concludes that the purchase price of the acquisition is fair from a financial point of view to the Company. The acquisition is deemed to be a related party transaction because Tianjin is an affiliate of Bruno Wu, the Company’s Chairman and Chief Executive Officer. As of December 31, 2017, the fairness opinion was not yet obtained, and the Company did account for this acquisition as of year-end of 2017 due to closing condition was not satisfied.

(g)	Crude Oil Trading

In December 2017, in one of the Company’s crude oil trading transactions (i.e. sales of crude oil), crude oil was sold to an entity that is partially owned by the same individual who is also a minority shareholder of Seven Stars Energy Pte. Ltd. (“SSE”). The Company has recorded this sale on a separate line item referenced as “Revenue from Related Party” in its financial statements. The customer prepaid the total transaction price before the delivery of the oil.

13.	SSS Agreements

On November 23, 2015, the Company entered into a series of agreements for a strategic investment by SSS, a PRC company in the media and entertainment industry that is controlled by the Company’s Chairman, Bruno Zheng Wu. The strategic investment by SSS included a private placement of equity securities of the Company, a content licensing agreement, and the potential for Tianjin Enternet Network Technology Limited (“Tianjin”), an affiliate of SSS, to earn additional shares of the Company’s common stock contingent on the performance of SSF. SSF intends to provide a branded pay content service, consumer payments and behavior data analysis service, customer management and data-based service and mobile social TV-based customer management service.

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

At the time YOD WFOE obtained control over SSF, SSF had no assets, liabilities, employees or operating activities, nor did it hold any licenses, trade names or other intellectual properties. The Company also did not receive any assets, employees, contracts, sales or distribution systems or IP from Tianjin Enternet in connection with the transaction. Since the acquisition of SSF did not include any input or processes, as defined under ASC 805-10-20, the transaction was not considered a business combination under ASC 805.

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

On June 27, 2016, the Company held its 2016 annual meeting of shareholders and received approval from its shareholders to allow SSS to beneficially own more than 19.99% of the Company’s outstanding common stock. Accordingly, the Earn-Out Share Award became issuable at the time when the earn-out provisions are considered to have been met pursuant to the Amended Tianjin Agreement.

On November 10, 2016, the Board held a special meeting. At the recommendation of the Audit Committee, the Board determined that it is in the best interests of the Company and the Company’s shareholders to amend the terms of the Earn-Out Share Award to (1) reduce the total Earn-Out Share Award from 15,000,000 shares of Common Stock to 10,000,000 shares of Common Stock and (2) measure the achievement of the earn-out provisions based on the Companywide achievement of homes passed in lieu of the measurement being measured by SFF’s stand-alone achievement of homes passed. Based on evidence provided to the Board, the requisite thresholds necessary to trigger issuance of all shares of Common Stock subject to the Earn-Out Share Award have been achieved. Accordingly, on November 10, 2016, the Board approved the issuance of 10,000,000 shares of its common stock, par value $0.001 per share (“Common Stock to SSS”) and the shares were issued on November 11, 2016.

The Company recognized the fair value of the Common Stock to SSS of approximately $13,700,000, based on the market price of the Company’s Common Stock, as Earn-out share award expense in the accompanying consolidated statement of operations for the year ended 31 December, 2016. No such share award expense was recorded for the year ended December 31, 2017.

14.	Warrant Liabilities

In connection with the Company’s August 30, 2012 private financing, it issued 977,063 warrants to investors and the broker. In accordance with ASC 815-40, Contracts in Entity’s Own Equity, the warrants have been accounted as derivative liabilities to be re- measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations. On August 30, 2012, such warrants were valued at $1,525,000 utilizing a valuation model and were initially recorded as a liability. The fair value of the warrants is remeasured at each reporting period based on the Monte Carlo valuation.

As of December 31, 2016, the warrant liability was revalued as disclosed in Note 10, and recorded at its fair value of approximately $70,785.

In 2017, there were 182,534 warrants exercised and all the remaining 353,716 warrants were expired as of August 30, 2017.

15.	Share-Based Payments

As of December 31, 2017, the Company has 1,853,391 options, 109,586 restricted shares and 2,521,896 warrants outstanding (including the 1,818,182 warrants issued to SSS as disclosed in Note 13 (a)) to purchase shares of the Company’s common stock.

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

Effective as of December 3, 2010, the Board approved the Company’s 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 4,000,000 shares. As of December 31, 2017, options available for issuance are 1,368,243 shares.

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

A summary of the restricted shares is as follows:

	Shares	Weighted- average fair value
Restricted shares outstanding at January 1, 2017	228,550	$1.75
Granted	417,953	2.21
Forfeited	(401,249)	2.02
Vested	(135,668)	2.24
Restricted shares outstanding at December 31, 2017	109,586	1.92

16.	Loss Per Common Share

	2017	2016
Net loss attributable to common shareholders	$(9,835,601)	$(26,407,974)
Basic
Basic weighted average common shares outstanding	61,182,209	35,998,001

Diluted
Diluted weighted average common shares outstanding	61,182,209	35,998,001

Net loss per share:
Basic	$(0.16)	$(0.73)
Diluted	$(0.16)	$(0.73)

Basic loss per common share attributable to shareholders is calculated by dividing the net loss attributable to shareholders by the weighted average number of outstanding common stock during the period.

Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common stock is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common stock in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

	December 31,	December 31,
	2017	2016
Warrants	2,521,896	3,783,002
Options	2,162,977	2,101,428
Series A Preferred Stock	933,333	933,333
Series E Preferred Stock	-	7,154,997
Convertible promissory note and interest	35,346,703	2,371,945
Total	40,964,909	16,344,705

17.	Income Taxes

(a)	Corporate Income Tax (“CIT”)

The Company and M.Y. Products LLC, incorporated in Nevada and Indiana respectively, are subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

Most of the Company’s income is generated in Hong Kong in 2017. YOD Hong Kong, Wide Angle Hong Kong and Amer were incorporated in HK. The statutory income tax rate in HK is 16.5%.

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

In accordance with the Corporate Income Tax Law of the PRC (“CIT Law”), effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law. Since the Company’s non-PRC entities have accumulated loss, the application of this tax rule will not result in any PRC tax liability, if its non-PRC incorporated entities are deemed PRC tax residents.

The CIT Law imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC. Under the PRC-HK tax treaty, the withholding tax on dividends is 5% provided that a HK holding company qualifies as a HK tax resident as defined in the tax treaty. No provision was made for the withholding income tax liability as the Company’s foreign subsidiaries were in accumulated loss.

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

As of December 31, 2017, the Company had approximately $29.3 million U.S. domestic cumulative tax loss carryforwards and approximately $25.5 million foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss would be expired based on new Tax Law. These PRC tax loss carryforwards will expire beginning year 2018 to year 2022. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance decreased approximately $7.2 million and increased $2.9 million during the years ended December 31, 2017 and 2016, respectively. The decrease of 2017 was primarily related to the reduction of the U.S. effective tax rate from 34% to 21% since 2018.

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

18.	Commitments and Contingencies

(a)	Operating Lease Commitment

The Company is committed to paying leased property costs related to the Company’s offices as follows:

Leased Property
Year ending December 31,	Costs
2018	$733,439
2019	185,444
2020	189,933
Thereafter	94,967
Total	$1,203,783

(b)	Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. As of December 31, 2017, there are no such legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.

19.	Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts its legacy YOD segment in the PRC through a series of contractual arrangements entered among YOD WFOE, Sinotop Beijing, SSF and the respective legal shareholders of Sinotop Beijing and SSF. The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, YOD WFOE or YOD HK can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If YOD WFOE had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company’s ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

In addition, the telecommunications, information and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like YOD WFOE, may operate. The PRC government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunications, information and media, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in the PRC may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, the Company cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on the Company’s ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and the Company’s legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on the Company’s ability to conduct business in the PRC.

(b)	Major Customers

(i)	Legacy YOD

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operator. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer.

On October 8, 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua (“Yanhua Agreement”), where Yanhua will act as the exclusive distribution operator (within the PRC) of WCST’s licensed library of major studio films. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that WCST is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13,000,000. In addition to the above-mentioned minimal guarantee fee of RMB13,000,000 specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from WCST to Yanhua reaches the amount of RMB13,000,000, the revenue above RMB13,000,000 will be shared with WCST from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

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

(ii)	Wecast Services

The holdings and businesses from Company’s two acquisitions in January 2017 (Note 5) now reside under “Wecast Services”, the Company’s wholly-owned subsidiary Wecast Services Group Limited. Wecast Services (which resides under the Product Sales Cloud) is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. The Company’s ending customers include British Telecom, Micromax and about 15 to 20 other corporations across the world.

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

(c)	Major Suppliers

(i)	Legacy YOD

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

(ii)	Wecast Services

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

A majority of the Company’s operating transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other the PRC foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Time deposits, which mature within one year as of the balance sheet date, represent interest-bearing certificates of deposit with an initial term of greater than three months when purchased. Time deposits which mature over one year as of the balance sheet date are included in non-current assets.

Cash and time deposits maintained at banks consist of the following:

	December 31,
	2017	2016
RMB denominated bank deposits with financial institutions in the PRC	$311,894	$1,566,107

U.S. dollar denominated bank deposits with financial institutions in the PRC	$628,481	$670,951
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$17,508	$14,151
U.S. dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$1,505,271	$1,402,842
U.S. dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$1,033,769	$-
U.S. dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$3,698,704	$95,030

As of December 31, 2017 and December 31, 2016 deposits of $398,243 and $384,545 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

20.	Defined Contribution Plan

For the Company’s U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan (“401(k) Plan”) that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $13,173 and $4,000 for the years ended December 31, 2017 and 2016, respectively.

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

On January 12 and February 28, 2018, the Company enters into another two stock purchase agreements with certain existing DBOT shareholders to acquire their owned shares of common stock of DBOT in an aggregate amount of 1,000,000 shares. To acquire those shares, the Company agreed to issue in the aggregate amount of 640,000 common stock. Same as the closing condition set forth in the first transaction in December 2017 which was disclosed in Note 9, the closing of this transaction shall occur within 30 days of the execution of this agreement and obtain necessary approval such as FINRA, and therefore the Company did not issue the shares and recorded it as investment yet as of March 30, 2018.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2017, the Company dismissed KPMG Huzhen LLP (“KPMG”) as our independent registered accounting firm and engaged Grant Thornton (“GT”) as our independent registered accounting firm. KPMG audited our financial statements for our fiscal year ended December 31, 2016 and 2015. The dismissal of KPMG was approved by our Board. KPMG did not resign or decline to stand for re-election.

KPMG had served as our independent registered accounting firm since June 2014. Neither the report dated March 31, 2017 on our consolidated balance sheet as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in shareholder’s equity, and cash flows for the years then ended, contained an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that both reports contain an explanatory paragraph regarding the going concern assumption.

During the Company’s fiscal years ended December 31, 2016 and 2015, and through April 27, 2017, there were (i) no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except that for the fiscal years ended December 31, 2016 and 2015, the Board discussed with KPMG the existence of a material weakness in the Company’s internal control over financial reporting, as more fully described in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2016, filed on March 31, 2017 with the Securities and Exchange Commission.

On April 27, 2017 the Board authorized the engagement of GT as the Company’s independent registered public accounting firm effective April 27, 2017. During the Company’s fiscal years ended December 31, 2016 and 2015 and through the subsequent interim period prior to retaining GT, the Company did not consult with GT regarding any of the matters or events set forth in item 304(a)(2)(i) and (ii) of Regulation S-K.

On February 16, 2018, the Audit Committee approved the dismissal of GT. Since the commencement of GT’s engagement in April 2017 through February 16, 2018, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events requiring disclosures (as described in Item 304(a)(1)(v) of Regulation S-K), except that GT advised the Company of a material weakness in the Company’s internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in assessing the recoverability of licensed content. GT has not issued any audit report on the consolidated financial statements of the Company for any prior fiscal year, including as of and for the years ended December 31, 2017 and 2016 and therefore GT has not issued an audit report containing an adverse opinion or a disclaimer of opinion, nor has any audit report been qualified or modified as to uncertainty, audit scope or accounting principles.

On February 16, 2018, the Company appointed BF Borgers CPA PC (“BFB”) as its new independent registered public accounting firm to audit the Company’s financial statements as of and for the year ended December 31, 2017. The decision to retain BFB was approved by the Audit Committee. During the Company’s fiscal years ended December 31, 2016 and 2015 and the subsequent interim period through February 16, 2018, neither the Company nor anyone on its behalf has consulted with BFB regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended, notwithstanding the existence of a material weakness in our internal controls over financial reporting as disclosed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

In 2016, a material weakness was identified in our internal controls over financial reporting related to the design, documentation and implementation of effective internal controls for the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability. Management believes that this material weakness still exists even though we may no longer operate any license content business in the future.

Based on this assessment, our management concluded that, as of December 31, 2017, our internal controls over financial reporting were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 27, 2018, the Board approved an annual base salary of $250,000, effective immediately, to Bruno Wu for his services as the Company’s CEO. Mr. Wu will also receive a signing bonus of $125,000.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors as of March 30, 2018.

NAME	AGE	POSITION
Bruno Wu	50	Chairman and Chief Executive Officer
Shane McMahon	47	Vice Chairman
Robert G. Benya	58	Chief Revenue Officer and Director
Simon Wang	37	Chief Financial Officer
James Cassano	71	Director
Jerry Fan	51	Director
Jin Shi	47	Director
Kang Zhao	35	Director

Bruno Wu. Mr. Wu has served as our Chairman since January 12, 2016 and our Chief Executive Officer since October 9, 2017. Mr. Wu has served as the founder, co-chairman and chief executive officer of Sun Seven Stars Media Group Limited, a private media and investment company in the PRC, since 2007. Its predecessor, Sun Media Group Holdings Limited, was established by Mr. Wu and his spouse in 1999. Mr. Wu served as chairman of Sun Media Group from 1999 to 2007, was a director of Shanda Group, a private investment group, from 2006 to 2009, and served as co-chairman of Sina Corporation (Nasdaq: SINA), a Chinese media and Internet services company, from 2001 to 2002. Additionally, Mr. Wu served as the chief operating officer for ATV, a free-to-air television broadcaster in Hong Kong, from 1998 to 1999. Mr. Wu served as a director of Seven Star Works Co Ltd (KOSDAQ: 121800) between 2015 to 2017, and served as a director of Semir Garment Co. Ltd (SHE: 00256) between 2008 and 2012. Mr. Wu received a Ph.D. from the School of International Relations and Public Affairs at Fudan University in 2001 and prior to that received an M.A. in International Relations from Washington University, a B.A. in Business Management from Culver-Stockton College of Missouri and a diploma in Superior Studies in French Literature from the School of French Language and Literature at the University of Savoie in Chambery, France.

Shane McMahon. Mr. McMahon was appointed Vice Chairman of our Board as of January 12, 2016 and was previously our Chairman from July 2010 to January 2016. Prior to joining us, from 2000 to December 31, 2009, Mr. McMahon served in various executive level positions with World Wrestling Entertainment, Inc. (NYSE: WWE). Mr. McMahon also sits on the Boards of Directors of International Sports Management (USA) Inc., a Delaware corporation, and Global Power of Literacy, a New York not-for-profit corporation.

Robert G. Benya. Mr. Benya was appointed as Chief Revenue Officer and director of the Company effective as of October 9, 2017. Mr. Benya is a highly distinguished media executive with over 35 years of experience who has pioneered numerous businesses and product innovations in the U.S. and Scandinavian cable television industries. Prior to joining the Company, from January 2010 to June 2017, he was the president and chief executive officer of iN DEMAND L.L.C., the pioneer and leader in providing transactional entertainment through TV’s most innovative technologies. Prior to joining iN DEMAND, Mr. Benya led numerous innovations at Time Warner Cable (“TWC”) and helped create new, multi-billion dollar businesses including: Road Runner High Speed Internet, Broadband Portals, Online Video Stores, Advertising Sales Interconnect Joint Ventures, Pay Per View, Video on Demand, Interactive TV and Cloud DVR services. During his career he was the Chief Revenue Officer for Road Runner High Speed Internet, Senior Vice President of AOL/Time Warner Interactive Video and Corporate Senior Vice President for TWC. Mr. Benya has received numerous industry awards including the Cable TV Vanguard Award, multiple ACE and CTAM Awards, two Marketing Executive of the Year Awards, the Paragon Communication President’s Award and a Time Warner Cable Innovation Award. He also holds six patents and has won a Technical Emmy Award. He holds a BA from New York University.

Simon Wang. Mr. Wang was appointed Chief Financial Officer of the Company in March 2017. Mr. Wang comes to the Company with more than ten years of experience in financial management. Prior to joining the Company, from August 2015 to January 2017, Mr. Wang was the Financial VP of Beibei Group (China) Ltd (beibei.com), a Chinese maternal and infant product e-commerce platform, where he led the financial team, accounting team, investing team, treasury team and legal team, directed and oversaw management and statutory reports of the companies setting benchmarks, key drivers and targets, and planned and directed treasury activities including fund seeking for working capital or potential capital investments, performing cash flow projections and managing daily treasury responsibilities. Between December 2013 and August 2015, Mr. Wang served as the Director of the Financial Department at Vipshop Holdings Ltd. (NYSE: VIPS), a Chinese online discount retailer, where he ensured external audit of financial report and Sox 404, maintained the delegations of authority, found and followed through on the control breaks. Before 2013, he was the senior manager of Deloitte China (a member of Deloitte Touche Tohmatsu Limited, a UK private company), a tax, audit, and consulting firm, where he led a team of professionals or assisted Partner-in-charge in carrying out quality assurance services to clients in Financial Services sector or Listed Companies. Vocational qualifications of Mr. Wang include CPA Australia, China Public Accountants (CICPA) and China Legal Professional Qualification. Mr. Wang holds a BA in Accounting from Southwest University of Political Science and Law and a Master’s in Finance from the Chinese Academy of Social Sciences.

James S. Cassano. Mr. Cassano was appointed as director of the Company on January 11, 2008. Mr. Cassano has served as a partner and chief financial officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation, a Delaware corporation (OTCBB: JGAC) and a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex as a vice president of business development until November 2003 and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an initial public offering in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

Jerry Fan. Mr. Fan was appointed as director of the Company on January 12, 2016. Mr. Fan has served as managing director and country manager for the PRC region at Analog Devices, Inc. (Nasdaq: ADI), a global semiconductor company, since November, 2012. Prior to ADI, Mr. Fan worked for Cisco Systems, Inc. (Nasdaq: CSCO) for 15 years between 1997 and 2012 in a number of senior management roles, including sales managing director for Cisco China, sale director for Cisco Australia and senior manager for operations and strategy for the Cisco Service Provider business based in Hong Kong. Mr. Fan started his career in 1998 working at Fudan University as a faculty member in both teaching and research roles. He graduated from Fudan University with a Computer Science Bachelor degree and an Executive M.B.A. from CEIBS (China European International Business School) in 1999.

Jin Shi. Mr. Shi was appointed as director of the Company in February 2014. Mr. Shi has been a managing partner of Chum Capital Group Limited since 2007, a merchant banking firm that invests in Chinese growth companies and advises them on financings, mergers & acquisitions and restructurings. From 2011 through 2013, Mr. Shi served as the chief executive officer and a director on the board of China Growth Equity Investment Limited, which acquired Pingtan Marine Enterprise Limited in February 2013. From 2010 through 2011, he served as the vice-chairman and a director of the board of China Growth Equity Investment Limited. From 2006 through 2009, Mr. Shi served as the chief executive officer and a director of the board of ChinaGrowth North Acquisition Corporation, which acquired UIB Group Limited in January 2009, the second largest insurance brokerage firm in the PRC. From 2006 through 2009, Mr. Shi also served as the chief financial officer and a director of the board of ChinaGrowth South Acquisition Corporation, which acquired Olympia Media Holdings Ltd. in January 2009, the largest privately-owned newspaper aggregator and operator in the PRC. Mr. Shi has also been the chairman of Shanghai RayChem Industries Co., Ltd., a research and development based active pharmaceutical ingredient producer, since he founded the company in 2005. Mr. Shi is also the president of PharmaSource Inc., a company he founded in 1997. Mr. Shi received an executive M.B.A. from Guanghua School of Management, Peking University and a B.S. in Chemical Engineering from Tianjin University.

Kang Zhao. Mr. Zhao was appointed as director of the Company on January 10, 2018. Mr. Zhao has served as a general manager in Yunnan Energy Investment (Shanghai) Energy Development Co., Ltd since December 2016. Prior to that, he was Vice President in Shanghai Gaoqiao Cable Group Co., Ltd, responsible for operations and supervising around 200 employees. Pursuant to a securities purchase agreement, dated October 23, 2017, between Guo Yuan, as purchaser, and the Company, Guo Yuan is entitled to designate one individual to join the Board. In January 2018, Guo Yuan determined to replace its initial designee, Xin Wang, with Mr. Zhao, and on January 10, 2018, the Board appointed Mr. Zhao to serve as an independent director of the Board. Mr. Zhao received his MBA from Shanghai University of Finance and Economics and a BA in Economics.

Corporate Governance

Our business and affairs are managed under the direction of the Board. Directors are elected for one-year term and until their successors are duly elected and qualified. Our Board is responsible for overseeing our corporate governance in compliance with applicable laws and for representing the interests of our shareholders. As of March 30, 2018, the Board was composed of seven members, four of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

Our Board has adopted corporate governance guidelines, which are available on the Company’s website https://ideanomics.gcs-web.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at 55 Broadway, 19th Floor, New York, NY 10006.

The Board and Committees of the Board

The seven members of our Board are: Bruno Wu, Shane McMahon, Robert Benya, James Cassano, Jerry Fan, Jin Shi and Kang Zhao. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees, each of which is available on the Company’s website https://ideanomics.gcs-web.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 55 Broadway, New York, NY 10006.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

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

Audit Committee

Our Audit Committee consists of James Cassano, Jerry Fan and Jin Shi with Mr. Cassano acting as Chair. The Audit Committee assists the Board in its oversight of (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements and (3) the qualifications, independence and performance of the Company’s independent auditors; and prepares the report required by the SEC to be included in the Company’s annual proxy statement. Mr. Cassano serves as our “audit committee financial expert,” as such term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

•	annually reviewing and reassessing the adequacy of our Audit Committee charter and recommending to the Board any amendments or modifications to the Charter that the Audit Committee deems appropriate;
•	annually reviewing its own performance and reporting the results of such evaluation to the Nominating and Corporate Governance Committee;
•	appointing, retaining or terminating our independent auditors, determining compensation for the independent auditor;
•	overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;
•	pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
•	evaluating the independent auditors’ qualifications, performance and independence and annually presenting its conclusions with respect to the independent auditor to the Board;
•	annually obtaining and reviewing a report or reports from the independent auditor describing (1) the auditor’s internal quality-control procedures, (2) any material issues raised by the most recent internal quality control review or peer review of the auditors or by any inquiry or investigation by government or professional authorities, within the preceding five years, regarding one or more independent audits carried out by the auditors, and any steps taken to address such issues, and (3) all relationships between the independent auditor and the Company;
•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act, involving the Company’s directors and officers and their immediate family members;
•	reviewing and discussing the Company’s annual audited financial statements with management and with the independent auditors;
•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies; and
•	regularly reporting to and reviewing with the Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, compliance with legal or regulatory requirements, the performance and independence of the independent auditors and any other matters that the Audit Committee deems appropriate or is requested to review for the benefit of the Board.

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

Compensation Committee

Our Compensation Committee consists of Jin Shi and James Cassano with Mr. Shi acting as Chair. Our Compensation Committee assists the Board in developing and implementing compensation policies and plans that are appropriate for the Company, including reviewing and approving the compensation structure of our directors and executive officers. The Compensation Committee is responsible for, among other things:

•	reviewing and approving corporate goals and objectives that may be relevant to the compensation of our chief executive officer; evaluating the performance of our chief executive officer in light of those goals and objectives, and determining the long-term incentive component and compensation of our chief executive officer based on this evaluation;
•	reviewing and making recommendations to the Board with regard to the compensation of other executive officers;
•	reviewing and making recommendations to the Board with respect to the compensation of our directors; and
•	reviewing and making recommendations to the Board regarding all incentive compensation plans and equity-based plans.

The Compensation Committee has sole authority to retain and terminate any consulting firm or other outside advisor on compensation matters that is used to assist the Compensation Committee in the evaluation of director, chief executive officer or senior executive compensation and other compensation-related matters, including sole authority to approve the firms’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees consisting of one or more members of the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Jerry Fan and Jin Shi with Mr. Shi acting as Chair. The Nominating and Corporate Governance Committee assists the Board in identifying individuals qualified to become our directors, consistent with criteria approved by the Board, and selecting director nominees who have been recommended by shareholders for election at each annual meeting of stockholders. The Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the Board, or nominees for appointment to fill any vacancy;
•	recommending directors for appointment to committees of the Board; and
•	overseeing annual evaluation of the Board and its committees for the prior fiscal year.

The Nominating and Corporate Governance Committee has sole authority to retain and terminate any search firm that is to be used by the Company to assist in identifying director candidates, including sole authority to approve the firms’ fees and other retention terms. The Nominating and Corporate Governance Committee may also form and delegate authority to subcommittees consisting of one or more members of the Nominating and Corporate Governance Committee.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Corporate Governance Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential director candidate, including those recommended by shareholders, the Nominating and Corporate Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating and Corporate Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Corporate Governance Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Nominating and Corporate Governance Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

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

Bruno Wu. The Company’s Chairman and Chief Executive Officer, Dr. Bruno Wu is an experienced investor, technology and media entrepreneur, and philanthropist. Dr. Wu has been actively involved with blockchain-enabled and big data technologies since October 2011. After four years of investment and research, in 2015, Dr. Wu and SSS, an affiliate of Dr. Wu and a significant shareholder in our Company, proceeded to execute the strategy of becoming a leader in fintech and asset digitization services by aggregating AI, blockchain and other big data and cloud-based technologies, carefully sourced and selected on a global basis through joint ventures and partnerships. These partnerships focus on customizing and enabling actual business use case applications. Dr. Wu actively participated in the build out of a leading big data hub in Guiyang, China, particularly by endorsing the integration with AI and blockchain. Currently Dr. Wu has committed to transforming the Company into a flagship fintech and asset digitization services, with multiple use case technology engines to be rolled out.

Shane McMahon. Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view programming on a global basis. In light of our business and structure, Mr. McMahon’s extensive executive and industry experience led us to the conclusion that he should serve as a director of our Company.

Robert G. Benya. Mr. Benya has significant operational, revenue and executive management experience in the content distribution and cloud services space and has significant experience serving in senior executive positions, including chief revenue officer. In light of our business and structure, Mr. Benya’s extensive industry and management experience led us to the conclusion that he should serve as a director of our Company.

James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director. In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Jerry Fan. Mr. Fan has more than 20 years of experience in top management positions in the PRC and the Asia Pacific region, working for several multinational technology companies. He also has served in senior management positions of several U.S. public companies. In light of our business and structure, Mr. Fan’s extensive industry and business experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Jin Shi. Mr. Shi provides our Board with significant executive-level leadership expertise as well as extensive experience as a director of various companies. In light of our business and structure, Mr. Shi’s business experience and education background led us to the conclusion that he should serve as a director of our Company.

Kang Zhao. Mr. Zhao provides our Board with technological expertise with regards to energy investment and products in the PRC. Mr. Zhao’s unique background in the energy technology industry led us to the conclusion that he should serve as a director of our Company.

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the CFTC to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13—Certain Relationships and Related Transactions, and Director Independence—“Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Code of Ethics

Our Board has adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at https://ideanomics.gcs-web.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2017 and 2016)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Cash Compensation ($)	Stock Awards ($)(4)	Total ($)

Bruno Wu (Chief Executive Officer)	2017	-	-	-

Bing Yang (Former Chief Executive Officer (1))
	2017	221,386	263,000	484,386
	2016	138,333	180,000	318,333

Simon Wang (Chief Financial Officer)
	2017	144,403	160,000	304,403

Mei Chen (Former Chief Financial Officer (2))
	2016	111,176	-	111,176

Robert G. Benya (Chief Revenue Officer (3))
	2017	40,000	-	40,000

(1)	On October 9, 2017, Mr. Yang resigned from his position as Chief Executive Officer of the Company.
(2)	On February 4, 2017, Ms. Chen resigned from her position as Chief Financial Officer of the Company.
(3)	Mr. Benya was appointed as Chief Revenue Officer and director of the Company effective as of October 9, 2017.
(4)	Reflects the aggregate grant date fair value of option or restricted stock units determined in accordance with FASB ASC Topic 718.

Employment Agreements

Bing Yang

Employment Agreement

On March 28, 2016, we entered into an employment agreement with Mr. Yang effective as of April 26, 2016. Mr. Yang’s employment agreement had an initial term of two years, with automatic one-year extensions thereafter unless written notice of nonrenewal is given by either party not less than 90 days prior to the end of the then current term. Mr. Yang was paid an initial base salary of $180,000 per year, which was subject to annual review by the Chief Executive Officer and the Compensation Committee of the Board and could be adjusted. Mr. Yang’s employment agreement also provided for a one-time sign-on bonus of $20,000 In addition, for so long as he remained employed and achieved annual performance objectives, Mr. Yang was entitled to receive 100,000 shares of restricted stock per year under the Company’s 2010 Equity Incentive Plan to be issued in April 2016, and each quarter after April 2016 until April 2018. Mr. Yang was also entitled to participate in all employee benefit plans and policies of the Company generally available to any of its senior executive employees. On March 28, 2017, the Board approved an increase in Mr. Yang’s base salary to $220,000 to reflect his new position as chief executive officer. On October 9, 2017, Mr. Yang notified the Board of his resignation from his position as chief executive officer and from the Board, effective immediately. Since Mr. Yang resigned from his position, no severance payments were made.

Simon Wang

Employment Agreement

On March 14, 2017, we entered into an employment agreement with Mr. Wang effective immediately. Mr. Wang’s employment agreement had an initial term of two years, with automatic one-year extensions thereafter unless written notice of nonrenewal was given by either party not less than 90 days prior to the end of the then current term. Mr. Wang is paid an initial base salary of RMB960,000 ($147,549) per year, subject to annual review by the Chief Executive Officer and Compensation Committee of the Board. In addition, so long as he remains employed and achieves annual performance objectives. Mr. Wang is entitled to receive 80,000 shares of restricted stock under the Company’s 2010 Equity Incentive Plan on March 16, 2017. Mr. Wang is also entitled to participate in all employee benefit plans and policies of the Company generally available to any of its senior executive employees.

Robert G. Benya

Employment Agreement

On November 1, 2017, we entered into an employment agreement with our Chief Revenue Officer, Robert Benya. The agreement is for a term of one year. Pursuant to the terms of the agreement, Mr. Benya is paid a monthly base salary of $20,000 and is eligible for an increase in base salary, at the sole discretion of the Chief Executive Officer from time to time following his performance evaluation. Mr. Benya is also entitled to participate in all of the benefit plans of the Company. Mr. Benya’s employment agreement also contains customary restrictive covenants regarding non-competition, non-solicitation of employees and customers and confidentiality.

Mei Chen

Employment Agreement

On March 28, 2016, we entered into an employment agreement with Ms. Chen effective as of April 1, 2016. Ms. Chen’s employment agreement had an initial term of two years, with automatic one-year extensions thereafter unless written notice of nonrenewal was given by either party not less than 90 days prior to the end of the then current term. Ms. Chen was paid an initial base salary of RMB1,008,000 per year, subject to annual review by the Chief Executive Officer and Compensation Committee of the Board. In addition, so long as she remained employed and achieved annual performance objectives, Ms. Chen was entitled to receive 25,000 shares of restricted stock per year under the Company’s 2010 Equity Incentive Plan to be issued on or around April 1, 2016, April 1, 2017 and April 1, 2018, respectively. Ms. Chen was also entitled to participate in all employee benefit plans and policies of the Company generally available to any of its senior executive employees. On January 30, 2017, Ms. Chen, notified the Board of her resignation from her position as Chief Financial Officer, effective February 4, 2017. Since Ms. Chen resigned from her position, no severance payments were made.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in the PRC participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2017.

			Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
Bruno Wu	-	-	-	-	-	14,793		25,000

Bing Yang	-	-	-	-	-	-		-

Jason Wu	-	-	-	-	-	-		-

Simon Wang	-	-	-	-	-	80,000	(1)	160,000	(2)

Robert Benya	-	-	-	-	-	-		-

(1)	20,000 of the shares vest on March 16, 2018 and 3/48 of the shares then vest on the last day of each quarter until total number of shares granted have vested.
(2)	The amount is calculated using the Company’s closing price of $2.00 per share of common stock on March 16, 2017.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2017.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(6)	($)(7)	($)
Bruno Wu	$-	$-	$-	$-
Shane McMahon	$20,250	$25,000	$294,104	$339,354
James Cassano	$20,250	$25,000	$294,104	$339,354
Jerry Fan	$20,250	$25,000	$294,104	$339,354
Jin Shi	$20,250	$25,000	$294,104	$339,354
Robert Benya	$-	$-	$-	$-
Bing Yang(1)	$-	$-	$-	$-
Sean Wang(2)	$-	$-	$-	$-
Xuesong Song(3)	$-	$-	$-	$-
Polly Wang(4)	$-	$-	$-	$-
Xin Wang(5)	$-	$-	$-	$-

(1)	On October 9, 2017, Mr. Yang resigned from his position as a director of the Company.

(2)	On October 9, 2017, Mr. Wang resigned from his position as a director of the Company.

(3)	On April 14, 2017, Mr. Song resigned from his position as a director of the Company.

(4)	On April 14, 2017, Ms. Wang resigned from her position as a director of the Company.

(5)	On January 10, Mr. Wang resigned from his position as a director of the Company.

(6)	Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

(7)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 15 to the Company’s consolidated financial statements, which are included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2018 for: (i)  each person who is known by us to beneficially own more than 5% of our common stock; (ii)   each of our named executive officers and directors; and (iii)   all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Ideanomics, Inc., at No. 4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

Shares Beneficially Owned (1)
		Common Stock(2)			Series A Preferred Stock (3)		Combined Common Stock and Series A Preferred Stock (4)
Name and Address of Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Votes		Percentage
Directors and Named Executive Officers
Bruno Wu	CEO and Chairman	24,325,770		34.4%	7,000,000	100%	33,659,100	(5)	42.0%
Simon Wang	CFO	20,000	(10)	*	0	*	20,000		*
Shane McMahon	Vice Chairman	6,138,823	(6)	8.6%	0	*	6,138,823		7.6%
James Cassano	Director	172,070	(7)	*	0	*	172,070		*
Jin Shi	Director	139,763	(8)	*	0	*	139,763		*
Jerry Fan	Director	95,081	(9)	*	0	*	95,081		*
Robert Benya	Chief Revenue Officer and Director	0		*	0	*	0		*
Kang Zhao	Director	0		*	0	*	0		*

All officers and directors as a group		30,891,507		42.3%	7,000,000	100%	40,224,840		48.3%
5% Securities Holders

C Media Limited
CN11 Legend Town, No. 1 Ba Li Zhuang Dong Li Chaoyang District, Beijing 100025 China		5,714,285		8.3%	0	*	5,714,285		7.3%

Sun Seven Stars Media Group Limited
Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands		5,620,968		8.2%	0	*	5,620,968	(5)	7.2%

Hong Kong Guoyuan Group Capital Holdings Limited
Room 1201, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong		5,494,505		8.0%	0	*	5,494,505		7.0%

Vidente Co., Ltd.
Ace High-End Tower 8, 12th Floor Seoul 153797 Republic of Korea		3,636,364		5.3%	0	*	3,636,364		4.6%

Wecast Media Investment Management Limited
Wing On Centre, 111 Connaught Road Central, 16th Floor, Hong Kong		3,094,844		4.5%	7,000,000	100%	12,428,174	(5)	15.9%

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

(3)          Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 26, 2018, with the holders thereof being entitled to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)          Represents total voting power with respect to all shares of our common stock and Series A Preferred Stock, voting as a single class.

(5)          Includes (i) 7,000,000 shares of Series A Preferred Stock, (ii) 22,507,588 shares of common stock, (iii) 1,818,182 shares underlying warrants exercisable within 60 days at $2.75 per share. 14,793 shares of common stock are beneficially owned directly by Bruno Wu and 189,091 shares of common stock are beneficially owned by Lan Yang, the spouse of Bruno Wu. 3,094,844 shares of common stock and the 7,000,000 shares of Series A Preferred Stock are beneficially owned directly by Wecast Media Investment Management Limited, a Hong Kong Company (“WMIML”) a wholly–owned subsidiary of Shanghai Sun Seven Stars Cultural Development Limited, a PRC company (“SSSSCD”) a wholly– owned subsidiary of Tianjin Sun Seven Stars Culture Development Limited, a PRC company (“TSSSCD”) a wholly–owned subsidiary of SSS a directly controlled subsidiary of Tianjin Sun Seven Stars Partnership Management Co., Ltd., a PRC company (“TSSS”). Lan Yang, who is the direct controlling shareholder and the Chairperson of TSSS, is the spouse of the Company’s director Bruno Wu, who serves as the Chairman, Chief Executive Officer and as a director of SSS. 5,620,968 shares of common stock are beneficially owned directly by Sun Seven Stars Media Group Limited, a British Virgin Islands Company (“SSSMG”) a wholly-owned entity of Lan Yang. 1,652,376 shares of common stock are beneficially owned directly by Seven Stars Global Cloud Group Limited (“SSGCG”, formally known as Wecast Media Group Limited, or “WMG”), a Hong Kong Company and a wholly-owned subsidiary of BT, a wholly-owned subsidiary of SSSMG. 11,935,516 shares of common stock, beneficially owned by WMG earlier, were distributed to certain shareholders on September 1, 2017. As a condition to the distributions, the Company entered into a Stockholder Proxy and Lock-Up Agreement (the “Proxy Agreement”) with Mr. Wu and the shareholders. Pursuant to the terms of the Proxy Agreement, each shareholder (i) provided Mr. Wu the right to vote such shareholder’s shares until the shareholder ceases to be the holder of such shares of common stock, and (ii) agreed not to, without the prior written consent of the Company, sell, transfer and/or otherwise dispose of, any of such shareholder’s shares of common stock until the later of one year from the date of (i) the execution of the Proxy Agreement or (ii) the date on which the shareholder becomes the legal holder of the shares, whichever is later. Each of BT, SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD shares with WMIML, SSSMG and SSGCG voting and dispositive power over the securities held by WMIML, SSSMG and SSGCG. Each of BT, SSS, Mr. Wu, TSSS, Mrs. Yang, TSSSCD and SSSSCD expressly disclaims beneficial ownership of securities held by any person or entity, except to the extent of their pecuniary interest therein.

(6)          Includes (i) 3,272,728 shares of common stock, (ii) 533,333 shares of common stock underlying options exercisable within 60 days at $3.00 per share, (iii) 40,000 shares of common stock underlying options exercisable within 60 days at $4.50 per share; (iv) 166,666 shares of common stock underlying options exercisable within 60 days at $2.00 per share, (v) 75,800 shares of common stock underlying options exercisable within 60 days at $5.57 per share, and (vi) 4,488 vested restricted stock units. In addition, Mr. McMahon’s shares of common stock include 2,045,808 shares of common stock, issuable within 60 days, upon conversion of a promissory note, which is convertible into common stock at a conversion price of $1.50, until December 31, 2019.

(7)          Includes (i) 69,475 shares of common stock, (ii)13,333 shares underlying options exercisable within 60 days at $2.00 per share, (iii) 8,974 shares underlying options exercisable within 60 days at $2.91 per share, (iv)75,800 shares underlying options exercisable within 60 days at $5.57 and (v) 4,488 vested restricted stock units.

(8)          Includes (i) 59,475 shares of common stock, (ii) 75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) 4,488 vested restricted stock units.

(9)          Includes (i) 14,793 shares of common stock, (ii) 75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) vested 4,488 restricted stock units.

(10)        Represents 20,000 vested restricted stock units.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2017 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,962,977	$3.03	1,368,243
Equity compensation plans not approved by security holders	-	-	-
Total	1,962,977		1,368,243

(1)	On December 3, 2010, our Board approved the Company’s 2010 Equity Incentive Plan, or the Plan, pursuant to which incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 4,000,000 shares. The Plan was also approved by our majority shareholders on December 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have adopted a written policy with respect to the review, approval and ratification of related person transactions. The Audit Committee has primary responsibility for reviewing all related party transactions involving the Company’s directors, officers and directors’ and officers’ immediate family members. The Board may determine to permit or prohibit the Related Party Transaction. For any ongoing relationships, the Board shall annually review and assess the relationships with the Related Party and whether the Related Party Transaction should continue.

Under the policy, a “related party transaction” means any transaction directly or indirectly involving any Related Party that would need to be disclosed under Item 404 of Regulation S-K. Under Item 404, the Company is required to disclose any transaction occurring since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is a participant and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. “Related Party Transaction” also includes any material amendment or modification to an existing Related Party Transaction. For the purposes of this policy, a “Related Party” means (A) a director, including any director nominee, (B) an executive officer; (C) a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; or (D) a person known by the Company to be an immediate family member of any of the foregoing. “Immediate family member” means a child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director, or beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director, or beneficial owner.

The following is a summary of transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11—“Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions with Bruno Wu

On January 30, 2017, based on the terms of a non-binding term sheet entered into on September 19, 2016, the Company entered into a Securities Purchase Agreement (the “Sun Video SPA”) with BT and affiliate of the Company’s Chief Executive Officer and Chairman Bruno Wu, for the purchase by us of all of the outstanding capital stock of SVG for an aggregate purchase price of $800,000 and a $50 million Promissory Note (the “SVG Note”) with the principal and interest thereon convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. Until receipt of necessary shareholder approvals, the SVG Note is not convertible into shares of our common stock, but once the necessary shareholder approval is received, the unpaid principal and interest thereon will automatically convert. On May 11, 2017, the Company received the written consent of the shareholders holding a majority of the voting power of the Company approving the issuance of up to $50 million shares of Common Stock upon conversion of the SVG Note. The issuance of the shares was approved by a total of 41,832,590 of the outstanding votes entitled to vote on the matter, representing 59.3% of the votes of the Company’s issued and outstanding voting shares. As a result of such shareholder approval, in 2017, the unpaid principal and interest on the SVG Note automatically converted into shares of the Company’s common stock. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing. Under the terms of the Sun Video SPA, BT has guaranteed that the business of the SVG and its subsidiaries (the “Sun Video Business”) shall achieve (i) revenue of $250 million, and (ii) $15 million of gross profit (collectively the “SVG Performance Guarantees”) within 12 months of the closing. If the Sun Video Business fails to meet either of the Performance Guarantees within such time, BT shall forfeit back to us the shares of our common stock or SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed. On January 31, 2017, the Company entered into the Wide Angle Purchase Agreement with BT and SSS, one of the Company’s largest shareholders, controlled by our Chairman and Chief Executive Officer Bruno Wu, as guarantor, for the purchase by us of 55% of the outstanding capital stock of Wide Angle for the sole consideration of the Company adding Wide Angle to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including the revenue and gross profit from Wide Angle in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA. On June 9, 2017, the Company entered into a Securities Purchase Agreement (the “Redrock SPA”) with Redrock Capital Group Limited, a Cayman Islands company (“Redrock”) and affiliate of the Company’s Chief Executive Office and Chairman Bruno Wu, and SSS, one of the Company’s largest shareholders which is also controlled by Dr. Wu, as guarantor, pursuant to which the Company agreed to purchase and Redrock agreed to sell 51% of the outstanding capital stock (the “NexGen Common Shares”) of NextGen Exchange Group Inc., a Cayman Islands company (“NexGen”), for the sole consideration of the Company adding NexGen to the Sun Video Business acquired by the Company under the Sun Video SPA and thereby including the revenue and gross profit from NexGen in the calculation of the SVG Performance Guarantees set forth in the Sun Video SPA. In addition, if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing (the “Net Income Threshold”), we shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit share payments shall be made on an annual basis, in either cash or stock at the discretion of our Board. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be calculated based on the market price of such shares.

On March 14, 2017, the Company, through its PRC subsidiary Shanghai Blue World Investment Management Consulting Limited (“SVG WFOE”), entered into a Capital Increase Agreement (the “Capital Increase Agreement”) with Guizhou Sun Seven Stars Technology Company Limited, a PRC company (“GZSSS”), which is an affiliate of the Company’s Chief Executive Officer and Chairman Bruno Wu and SSGCG, one of the Company’s largest shareholders, controlled by Bruno Wu. Pursuant to the terms of the Capital Increase Agreement, Guizhou Sun Seven Stars Technology Trading Platform Limited (“GZ”), a PRC company formed in February 2017 and initially 100% owned by SVG WFOE, issued new shares equal to 94.12% of its equity to GZSSS in exchange for RMB80 million (approximately $11.6 million). The total registered capital of GZ was RMB85 million (approximately $12.3 million). The parties intended to share the dividends and other profits of GZ at a ratio of 70% to the Company and 30% to GZSSS. In addition, the Company had the right to appoint two of GZ’s three board members and GZSSS will have the right to appoint one board member. However, on March 31, 2017, SVG WFOE entered into an Equity Agreement with Shanghai Pulse Consulting Company Limited, a non-related PRC company, selling, at cost, its entire 5.88% equity stake in GZ, since the Company determined that owning an equity stake in GZ was no longer prudent due to the financial uncertainty relating to the multiple projects and subsidiaries that GZ is in the process of starting.

On June 30, 2017, the Company entered into a Securities Purchase Agreement (the “BT SPA”) with BT and affiliate of the Company’s Chief Executive Officer and Chairman Bruno Wu, pursuant to which the issued and outstanding stock that the Company holds in three separate non-core assets were sold to BT in exchange for RMB100 million (approximately $14.75 million), with such consideration to be a combination of cash and publicly traded stock to be paid to the Company within one year of closing. A minimum of 20% of the total consideration to the Company will be paid in cash (approximately $2.95 million). A portion of the consideration may be paid in the form of publicly traded stock at the discretion of BT, and in that case the securities will represent a public company affiliated with BT Capital, in an industry related to the Company’s and with an average daily trading value of at least $146,000. A fairness opinion, or an independent opinion on the financial fairness of the proposed transaction, will be conducted by a third-party valuation firm before the consideration is delivered to the Company. The assets sold to BT include:(i) the Company’s 80% equity interest in Zhong Hai Shi Xun Media; (ii) the Company’s 13% equity interest in Topsgame; and (iii) a portion of the Company’s 40% total equity interest in the Pantaflix JV, which will leave the Company with a remaining 15% stake post transaction. On November 28, 2017, due to strategic reasons, the Company and BT amended the BT SPA, to reflect that the Company would not sell to BT either the equity of Topsgame or the equity of the Pantaflix joint venture, with the overall sale price under the BT SPA reduced to reflect the removal of these assets from the BT SPA. The Company will still sell to BT 80% of the outstanding capital stock of Zhong Hai Shi Xun Media to streamline the operations of the Company and to eliminate the Company’s exposure to any liabilities and obligations of Zhong Hai Shi Xun Media.

On December 7, 2017, the Company entered into a Securities Purchase Agreement with Shanghai Guang Ming Investment Management Limited, a PRC limited liability entity (“Guang Ming”), Tianjin and Beijing Nanbei Huijin Investment Co. Ltd. pursuant to which the Company will purchase 100% of Guang Ming’s issued and outstanding shares for a total purchase price of RMB2.4 million (approximately $363,436). Guang Ming holds a special fund management license and is the Company intends to use its purchase of Guang Ming to develop a fund management platform. The closing of the acquisition is conditioned upon, among other things, the sellers, including Guang Ming, obtaining all of the necessary approvals from AMAC. In the event that AMAC does not accept the sellers’ submission for change of ownership, this agreement shall be rescinded and the sellers shall continue to own Guang Ming and shall refund any portion of the purchase price previously paid within 15 days of notice from the Company. This agreement was approved by the Audit Committee and the closing of the Acquisition is also subject to the receipt of a fairness opinion and valuation report satisfactory to the Company and which concludes that the purchase price of the acquisition is fair from a financial point of view to the Company. The acquisition is deemed to be a related party transaction because Tianjin is an affiliate of Bruno Wu, the Company’s Chairman and Chief Executive Officer. As of December 31, 2017, the fairness opinion was not yet obtained, and the Company did not account for this acquisition as part of its year-end 2017 financial statements as the transaction had not closed due to closing condition not yet being satisfied.

Other Related Party Transactions

On May 10, 2012, at the Company’s request, our then Chairman and Chief Executive Officer and current Vice Chairman, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 at an annual interest rate of 4% (the “McMahon Note”). Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2015. On December 30, 2014, the Company and Mr. McMahon entered into an amendment extending the maturity date of the McMahon Note to December 31, 2016. On December 31, 2016, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of the Company’s Series E Preferred Stock, provided that the McMahon Note will no longer be convertible into Series E Preferred Stock upon the conversion of the Series E Preferred stock owned by C Media Limited into the Company’s Common Stock (pursuant to which all Series E Preferred Stock will be automatically converted) but then convertible only into Common Stock at a conversion price of $1.50, until December 31, 2018. C Media Limited converted all Series E Preferred Stock owned by it to Common Stock on March 8, 2017, and as a result, the McMahon Note is currently convertible solely into the Company’s Common Stock. On November 9, 2017, the Company and Mr. McMahon entered into an amendment extending the maturity date of the McMahon Note to December 31, 2019.

On May 19, 2017, the Company entered into a subscription agreement with certain investors, including officers, directors and other affiliates of the Company (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, an aggregate of 727,273 shares of Common Stock for $2.75 per share, or a total purchase price of $2.0 million. Investors in the private placement included Lan Yang, the wife of the Company’s Chairman and Chief Executive Officer Bruno Wu, and China Telenet Ventures Limited, an entity owned and controlled by Sean Wang, a member of the Board.

Except as set forth in our discussion above, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees:
KPMG Huazhen LLP (KPMG)	$-	$621,732
Grant Thornton (GT)	1,065,000	-
BF Borgers (BFB)	300,000	-
Tax Fees:
KPMG Huazhen LLP	-	8,685
All Other Fees	-	1,780
TOTAL	$1,365,000	$632,197

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

On April 27, 2017, the Audit Committee approved the change in the Company’s independent registered public accounting firm from KPMG to GT. On February 16, 2018, the Audit Committee approved the change in the Company’s independent registered public accounting firm from GT to BFB.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit and non-audit services performed by BFB, GT and KPMG for our consolidated financial statements as of and for the year ended December 31, 2017 and 2016, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2012].

3.2	Second Amended and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015 [incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws, adopted on November 20, 2015. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015]

3.5	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].

3.6	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

3.7	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].

3.8	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

4.5†	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.6†	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.7†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.8	Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].

10.2†	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.3	Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.4	Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.5	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2012].

10.6	Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 21, 2012].

10.7	Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 23, 2012].

10.8	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2013].

10.9	Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.10	Amendment No. 5 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 2, 2015].

10.11	Amendment No. 6 to the Convertible Promissory Note, dated December 31, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 6, 2017].

10.12	Amendment No. 7 to the Convertible Promissory Note, dated November 9, 2017 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.13	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].

10.14	Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.15	Voting Agreement, dated as of November 23, 2015, by and between the Company and certain stockholders [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015].

10.16	Amended and Restated Securities Purchase Agreement, dated as of December 21, 2015, between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.17	Content License Agreement, dated as of December 21, 2015, by and between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.18	Amended and Restated Share Purchase Agreement, dated as of December 21, 2015, by and between the Company and Tianjin Enternet Network Technology Limited [incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.19	Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated December 21, 2015 [incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.20†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.21†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.22	Termination Agreement among Sinotop Beijing, YOD WFOE and Zhang Yan, dated January 22, 2016 [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.23	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.24	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.25	Power of Attorney agreements among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.26	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.27	Spousal Consents, dated January 25, 2016 [incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.28	Letter of Indemnification among YOD WFOE, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.29	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.30	Call Option Agreement among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.31	Amendment No. 1 to Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated May 12, 2016 [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.32	Joint Venture Agreement by and between YOU on Demand (Asia) Limited, and Megtron Hongkong Investment Group Co., Limited, dated May 30, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.33	Common Stock Purchase Agreement by and between the Company and Seven Stars Works Co., Ltd., dated July 6, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.34	Common Stock Purchase Agreement by and between the Company and Harvest Alternative Investment Opportunities SPC, dated August 11, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.35	Common Stock Purchase Agreement by and between the Company and Sun Seven Stars Hong Kong Cultural Development Limited, dated November 11, 2016 [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.36	Securities Purchase Agreement by and between the Company and BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.37	Convertible Promissory Note issued BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.38	Securities Purchase Agreement by and between the Company, BT Capital Global Limited and Sun Seven Stars Media Group Limited, dated January 31, 2017 [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.39	English translation of Equity Agreement, dated March 31, 2017, by and between Shanghai Blue World Investment Management Consulting Limited and Shanghai Pulse Consulting Company Limited [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2017].

10.40	Form of Subscription Agreement, dated May 19, 2017, by and between Company and its certain investors, including officers, directors and other affiliates of the Company [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.41	Securities Purchase Agreement, dated June 9, 2017, by and between the Company and Redrock Capital Group Limited [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.42	Securities Purchase Agreement, dated June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.43	Form of Stockholder Proxy and Lock-Up Agreement, by and between Seven Stars Cloud Group, Inc., Bruno Wu and certain stockholders [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.44	License Agreement, dated October 17, 2017, by and between Wecast Services Group Limited and Guangxi Dragon Coin Network Technology Co., Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.45	Securities Purchase Agreement, dated October 23, 2017, by and between Seven Stars Cloud Group, Inc., and Hong Kong Guo Yuan Capital Holdings Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.46	Amendment to Securities Purchase Agreement dated of June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.47	Securities Purchase Agreement, dated December 7, 2017, by and between Seven Stars Cloud Group, Inc., and Tiger Sports Media Limited [incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.48	Securities Purchase Agreement, dated December 7, 2017, by and among Seven Stars Cloud Group, Inc., Tianjin Sun Seven Stars Culture Development Co. Ltd., Beijing Nanbei Huijin Investment Co., Ltd. And Shanghai Guangming Investment Management Limited [incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.49	Stock Purchase Agreement, dated December 18, 2017, by and among Seven Stars Cloud Group, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. (“DBOT”) [incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

10.50	First Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Seven Stars Cloud Group, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.51	Second Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Seven Stars Cloud Group, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.52	Stock Purchase Agreement, dated January 12, 2018, by and among Seven Stars Cloud Group, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.53	Amendment No. 1 to Convertible Promissory Note issued BT Capital Global Limited [incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.54	Stock Purchase Agreement, dated February 28, 2018, by and among Seven Stars Cloud Group, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.55†	Employment Agreement, dated March 14, 2017 between the Company and Mr. Simon Wang[incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.56†	Employment Agreement, dated November 1, 2017 between the Company and Mr. Robert Benya [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.57	Subscription Agreement, dated March 17, 2018, by and between Seven Stars Cloud Group, Inc., and GT Dollar Pte. Ltd. [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.58	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $10 million [incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.59	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $4,933,121.80 [incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

21	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

23.1*	Consent of BF Borgers CPA PC.

24.1	Power of Attorney [incorporated by reference to the Power of Attorney on the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: December 14, 2018

IDEANOMICS, INC.

By:	/s/ Brett McGonegal
Brett McGonegal
Chief Executive Officer

By:	/s/ Federico Tovar
Federico Tovar
Chief Financial Officer