Form 10-K
period 2018-12-31
IDEANOMICS, INC.
filed 2019-04-01
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter as of the original date of this filing), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $73,955,570. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 134,061,959 shares of the registrant’s common stock outstanding as of April 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IDEANOMICS, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.”), a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

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
•

“Legacy YOD” business/segment refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.

•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

ii

•	“Renminbi” and “RMB” refer to the legal currency of the PRC;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
•	“Shandong Media” refers to Shandong Lushi Media Co., Ltd., a PRC company and a joint venture with respect to which we previously directly owned 50%; effective July 1, 2012, our interest in Shandong Media was reduced to a 30% stake held by Sinotop Beijing, which we indirectly control;
•	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
•	“VIEs” refers to our current variable interest entities Sinotop Beijing, and SSF;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“Wecast Services” business/segment refers to all other operations other than Legacy YOD segment;
•	“WSG” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited), a Hong Kong company;
•	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
•	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which we previously wholly owned and which was sold during the quarter ended March 31, 2014;
•	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
•	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
•	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company that was 80% owned by Sinotop Beijing until June 30, 2017.

iii

PART I

ITEM 1.	BUSINESS

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

Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, by bringing technology leaders together with industry leaders and creating synergies between the businesses in our expanding Fintech Ecosystem and the businesses in our network of industry verticals, which we refer to as our “Industry Ventures.” Specifically, we believe that the technologies being developed in our Fintech Ecosystem can be customized and leveraged to address various use cases presented by our Industry Ventures, which we believe will not only enhance the performance of our Industry Ventures, but also enhance the capabilities of our Fintech Ecosystem. For example, in 2017, we acquired a crude oil trading business and a consumer electronics trading business with the goal of gaining experience in the traditional logistics management and financing business, providing an initial use case for technologies in our Fintech Ecosystem, and enabling the application of our learning from operating these businesses to the development of an AI- and blockchain-enabled platform for more efficient logistics management and finance generally.

We refer to our YOD business as our legacy YOD segment and all our other operations, including the development of our Fintech Ecosystem and our Industry Ventures, as our Wecast Services segment, to suggest the wide net we are casting in identifying promising technologies and use cases for operations as a next-generation fintech company. The commodities trading component of the logistics management and financing businesses we acquired in 2017 provided 99.7% of our revenue for the year ended December 31, 2018. As we further develop our FinTech services business and this business continues to mature, we have been gradually phasing out of our logistics management and financing business for strategic reasons, as further described in the Management Discussion and Analysis. During the fourth quarter of 2018 we began experiencing market demand for non-logistics management revenue generating opportunities and have begun focusing our efforts on these new market FinTech services opportunities, while phasing out of the oil trading and electronics trading businesses. These new FinTech services market opportunities are in line with our FinTech Ecosystem and Industry Ventures strategy. While we intend to continue to capitalize on our efforts and learnings from the overall logistics management business it is not intended to be our core business. Various other aspects of the development of our Fintech Ecosystem and our Industry Ventures, as described below, are still in the planning and testing phase and are generally not operational or revenue generating.

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

BDCG Joint Venture

Between December 2017 and April 2018, we formed BBD Digital Capital Group Ltd., a New York corporation (“BDCG”), as a joint venture with management partner Seasail, an affiliate of Big Business Data (“BBD”). We hold approximately 60% of the equity interest of BDCG and have the power to appoint three of the five directors of the board of BDCG. BDCG intends to capitalize on commodity and energy providers’ needs for more precise risk management services, more informed operational planning and more strategic decision-making, specifically in the trading of index funds, futures and commodities. BDCG focuses on developing AI-driven financial data services as well as building transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Planned financial data services also include risk management solutions, platforms for trading derivatives and indices, and debt and credit product offerings, with the primary objective being enhancing trading and risk management strategies.

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

Our crude oil trading business commenced in October 2017, when we formed our Singapore joint venture, Seven Stars Energy Pte. Ltd. (“SSE”), which is 51% owned by us. The other partner in the joint venture is a businessman based in Singapore with extensive experience in the oil trading industry and ownership or control of several large oil tankers. Our consumer electronics trading business commenced on January 2017, and is operated by our subsidiary Amer Global Technology Limited (“Amer”), in which we have a 55% interest. The end customers in our crude oil and consumer electronics trading businesses include about 15 to 20 corporations across the world. Our crude oil trading business does not currently integrate blockchain- or AI-based logistics solutions.

While we have begun phasing out of the crude oil trading business and the electronics trading business, we intend to continue to capitalize on our efforts and learning from these businesses so that we can leverage the applications of our technologies and FinTech Ecosystem across this business and as part of our Industry Ventures strategy.

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

In September 2018, we purchased a 65.65% equity interest in Grapevine Logic Inc. (“Grapevine”), and an affiliate of Dr. Bruno Wu, our Chairman of the Board has an option to require us to acquire the remaining stake in Grapevine. Grapevine is an end-to-end influencer marketing platform that facilitates collaboration between advertisers and brands with video based social influencers and content creators. Through the Grapevine platform, more than 4,700 companies have been able to hire the services of over 177,000 social influencers, ultimately helping these companies to promote their products and strengthen their brand. We believe that Grapevine will help us develop strength in the consumer digital products industry vertical by providing the platform for connecting brands with content-producing influencers and their large-scale audience of consumer-driven followers to whom digital tokens, loyalty and discount cards, multi-purpose digital wallets, and other services may be marketed via Grapevine on behalf of Ideanomics, brand advertisers and influencers, all according to a follower’s areas of interest.

Also in September 2018, we announced the proposed joint venture with Asia Times Holdings (“AT”), a Hong Kong company which owns the Asia Times newspaper, to be named Asia Times Financial Limited (“ATF”). Effective February 20, 2019, the Company and AT agreed to terminate their subscription agreement so that the Company will retain approximately 4.0% interest in AT, and not be obligated to make any further investment into AT. In addition, the parties have agreed to terminate the Shareholder’s Agreement for the joint venture, Asia Times Financial.

Financial Services

As evidenced by the proliferation of offerings of blockchain-based tokens in recent years, and the rapid growth of an industry to support these offerings, we believe that a core use case for blockchain and AI technology lies in financial services, digital asset securitization, and blockchain-enabled trading platforms. We plan to provide consulting services to companies seeking financing both through the sales of blockchain based instruments, such as securitized assets represented by digital tokens, which we refer to as “digital securitized assets,” as well as through conventional means, such as sales of traditional equity and debt securities. We believe that this dual approach to financial transactions, coupled with a related AI and blockchain enabled financial services platform, will provide us with flexibility to address the needs of issuers and investors. We also aim to use AI-powered analytics from our technology investments for different use cases, such as the trading, pricing, indexing and ratings of digital tokens (including digital securitized assets). Although we do not yet offer products or services in this industry vertical, we believe that ultimately, the Industry Ventures we form, acquire, or invest in this area will become the core of our business.

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

As a first step in this process, we are identifying and engaging in discussions, negotiations and, in some cases, joint ventures, with third parties that own the specific tangible and intangible assets to be securitized, who we refer to as “asset originators,” or that have relationships with asset originators. We may also elect to securitize assets owned by our Company. Next, we will work with domestic and international securities market professionals, including licensed broker-dealers, merchant banks, ratings agencies and financial institutions, to structure and document the securitization of the assets, creating an asset backed financial product that can be more easily distributed and traded. This securitization process may include the pooling of assets, whether within the same asset class or across asset classes or asset originator types, or fractionalization of ownership of individual assets.

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

Between August 2017 and December 2018, we acquired approximately 36.92% of the capital stock of Delaware Board of Trade Holdings, Inc. (“DBOT”), which is a FINRA member firm and has filed an initial operations report on Form ATS to give notice of operations of DBOT ATS, LLC (“DBOT ATS”), and which we believe is well positioned to develop blockchain-enabled transactional platforms. DBOT operates three business lines, (i) DBOT ATS, which is intended to be an ATS for equity securities not listed on the New York Stock Exchange or the Nasdaq, (ii) DBOT Issuer Services LLC, which is focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers, and (iii) DBOT Technology Services LLC, which is focused on the provision of market data and marketplace connectivity.

DBOT has entered into agreements with FI (which is also a licensor to Ideanomics), pursuant to which FI is developing a blockchain enabled primary issuance and secondary trading platform for DBOT ATS using the Velocity Ledger. Under the agreements, DBOT will maintain licensing rights for the technology.

Our Fintech Revenue Model:

As part of our transitioning to a next-generation fintech company, we began developing our revenue and business model to be closely aligned with the technologies and industries that we support in our FinTech Ecosystem and Industry Ventures in a way that we can capitalize on the market demand for these products and services.

Our FinTech business and revenue model is directly connected with the agreements and partnerships that we engage in. The underlying economics vary on a case by case basis (due to the particular industry that they are a part of, and specific facts and circumstances for each agreement), but generally they have the following characteristics:

Digital Assets, Blockchain and AI:

•	Proceeds of new digital asset creation (i.e. Token Generation Event) on behalf of subsidiary companies or third parties
•	Proceeds from the creation and issuance of financial instruments tied with new data-based products such as indexes and futures
•	Fees collected by the securitization, tokenization/primary digital issuance, and trading of digital assets
•	Revenue sharing agreements with strategic partners
•	FinTech consulting and advisory service fees related to these asset classes

Asia Operations:

•	Monetization of Electrical Vehicle Related Agreements:
•	Commissions: related to the underwriting performed by our partners for Asset Backed Securities (ABS)
•	Recharging Station Fees: Recurring Revenue streams for the reaching of electrical vehicles and their use of recharging station networks (as a transaction fee, or as a percentage of revenue or profit)
•	Electrical Vehicle Sales Commissions: bus sales commissions associated with the sales of electrical bus fleets
•	Revenue share agreements for the use of our AI capabilities associated with the transmission of data across the electrical vehicles, their charging stations, and related connectivity

Lease Financing:

•	Lease Financing Commissions
•	ABS Issuance Commissions
•	Electrical Vehicle Sales Commissions: bus sales commissions associated with the sales of electrical bus fleets

U.S. Operations:

Licensing of Technologies / FinTech Village:

•	Recurring licensing revenue derived from the licensing of our technology ecosystem
•	Licensing and recurring revenue from other technologies we intend to bring into our ecosystem

Equity Investments:

Additionally, we benefit from the various equity interests that we have in our various subsidiaries, joint ventures, and partnerships across our Fintech Ecosystem and Industry Ventures. In cases where valuable intellectual property is generated by through these strategic investments, the Company will consider strategic licensing agreements and additional business models in exchange for our services to further enhance revenue.

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

Pursuant to the Yanhua Partnership, the existing legacy Hollywood studio paid content as well as other IP content specified in the agreement, along with the corresponding authorized rights letter that we are entitled to, were transferred to Yanhua for RMB13,000,000 (approximately $2 million), to be paid in two equal installments in the amount of RMB6,500,000 (approximately $1 million). The first installment was received on December 30, 2016 and was recognized as revenue in 2017 based on the relative fair value of licensed content delivered to Yanhua. The second installment will be paid if the license content fees due to studios for the existing legacy Hollywood paid contents are settled. To date, the legacy Hollywood studio paid content and other IP has not been transferred, as the second installment was not yet made.

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

Management Team with Significant FinTech, Blockchain and AI Experience

To support our transition to a next-generation AI and blockchain enabled fintech company, we have strategically secured a management team with diversified expertise in operations, technology, fintech, blockchain, AI, capital markets and the financial services industry, and largely transitioned our operations toward the United States, having 18 U.S. employees as of December 31, 2018 compared to three as of December 31, 2017. As of the date of this filing, key members of our management team include:

Dr. Bruno Wu. Our Chairman of the Board is an experienced investor, technology and media entrepreneur, and philanthropist. Dr. Wu has been actively involved with blockchain enabled and big data technologies since October 2011. After four years of investment and research, in 2015, Dr. Wu and Beijing Sun Seven Stars Culture Development Limited (“SSS”), an affiliate of Dr. Wu and a significant shareholder in our Company, proceeded to execute the strategy of becoming a leader in fintech and asset digitization services by aggregating AI, blockchain and other big data and cloud-based technologies, carefully sourced and selected on a global basis through joint ventures and partnerships. These partnerships focus on customizing and enabling actual business use case applications. Dr. Wu actively participated in the build out of a leading big data hub in Guiyang, China, particularly by endorsing the integration of AI and blockchain. Dr. Wu has committed to transforming our Company into a fintech and asset digitization services flagship, with multiple use case technology engines to be rolled out.

Mr. Alf Poor. Our Chief Executive Officer, and President of the Connecticut Fintech Village, is a former Chief Operating Officer at Global Data Sentinel, a cybersecurity company that specializes in identity management, file access control, protected sharing, reporting and tracking, AI and thread response, and backup and recovery. He is the former President and Chief Operating Officer of Agendize Services Inc., a company with an integrated suite of applications that help businesses generate higher quality leads, improve business efficiency and customer engagement. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations.

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

Ms. Kate Lam is Managing Director, Digital Capital Markets. Ms. Lam has more than twenty years of financial markets experience in marketing multiple asset classes to Propellr, a fintech platform for multi-asset financing. She successfully obtained the SEC broker dealer license for Propellr Securities and integrated regulatory best practices into the platform. As CEO of the broker dealer, she worked closely with engineers and product managers to design specifications for investor vetting, as well as perform due diligences on financing deals. She was also the Head of Institutional Sales and Investor Relations for the company. Prior to Propellr, Ms. Lam held senior management positions at Deutsche Bank, Bear Stearns and Standard Chartered Bank with a client base spanning central banks, global and regional banks, asset managers, global insurance companies and hedge funds.

Dr. George Yuan. Dr. George Yuan is the Chief Technology Officer of BBDCG. Dr. Yuan is a world leading expert on dynamic ontology for credit risk assessment and risk management. He served as the leader for risk management consulting at KPMG (US) and the Director of China / Hong Kong Deloitte Financial Consulting. Dr. Yuan was selected as a National Distinguished Expert in Shanghai’s and Sichuan’s “The Thousand Talents Plan” in 2013 and 2018, and he is the Chief Editor for The Journal of Financial Engineering. Dr. Yuan’s is leading BDCG’s focus on AI driven financial data services as well as transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Dr. Yuan is the Chief Risk Officer and Chief Engineer of BDCG. Dr. Yuan has held a professorship at the Institute of Risk Management at Tongji University. Dr. Yuan’s study and work has centered around the valuation of financial derivatives and value-at-risk (“VaR”) modeling for market risk, credit risk and operational risk under the framework of the Basel II (Basel III) Accord, financial and credit derivatives pricing, portfolio optimization, risk limit design, commodity forward price curve design, complex position, commodity price risk assessment and asset valuation.

Corporate Structure

The following chart depicts our corporate structure as of December 31, 2018:

(1).	The Sinotop Beijing VIE agreements, including those entered into with Mei Chen and Yun Zhu, the nominee shareholders of Sinotop Beijing, are listed below and described in Note 5 to the consolidated financial statements included in this report. See also “—VIE Structure and Arrangements” below. Mei Chen, holder of 95% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is the former CFO of our Company. Yun Zhu, holder of 5% equity ownership in Sinotop Beijing and a party to certain VIE arrangements between YOD WFOE and Sinotop Beijing, is Vice President of SSS, a significant shareholder of our Company.

(i)	Management Services Agreement between Sinotop Beijing and YOD Hong Kong, dated as of March 9, 2010.
(ii)	Call Option Agreement among YOD WFOE, Sinotop Beijing, Mei Chen and Yun Zhu, dated as of January 25, 2016; and Call Option Agreement among YOD WFOE, Sinotop Beijing and Mei Chen, dated as of November 4, 2016.
(iii)	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing and Yun Zhu, dated as of January 25, 2016, Mei Chen’s Equity Pledge Agreement with YOD WFOE and Sinotop Beijing, dated as of November 21, 2016.
(iv)	Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Mei Chen was dated on November 4, 2016 and Power of Attorney agreements among YOD WFOE, Sinotop Beijing and Yun Zhu, dated as of January 25, 2016.
(v)	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016.

(2).	The SSF VIE agreements, including those entered into with Lan Yang and Yun Zhu, the nominee shareholders of SSF, are listed below and described in Note 5 to the consolidated financial statements included in this report. See also “—VIE Structure and Arrangements” below. Lan Yang, holder of 99% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the spouse of Dr. Wu, our then Chairman and Chief Executive Officer. Yun Zhu, holder of 1% equity ownership in SSF and a party to certain of the SSF VIE Agreements, is the Vice President of SSS.

(i)	Management Services Agreement between SSF and YOD Hong Kong, dated as of April 6, 2016.
(ii)	Call Option Agreement among YOD WFOE, SSF, Lan Yang and Yun Zhu, dated April 5, 2016.
(iii)	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016; Amended and Restated Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated May 23, 2016.
(iv)	Power of Attorney agreements among YOD WFOE, SSF and each of Lan Yang and Yun Zhu, dated April 5, 2016.
(v)	Technical Service Agreement between YOD WFOE and SSF, dated April 5, 2016.
(vi)	Spousal Consent, undersigned by the respective spouse of Lan Yang and Yun Zhu, dated April 5, 2016.
(vii)	Letter of Indemnification among YOD WFOE and Lan Yang and YOD WFOE and Yun Zhu, both dated as of April 5, 2016.
(viii)	Loan Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016; Supplemental Loan agreement among YOD WFOE, Lan Yang and Yun Zhu, dated May 31, 2016.

(3).	On January 30, 2017, we entered into a Securities Purchase Agreement (the “SVG Purchase Agreement”) with BT Capital Global Limited, a Hong Kong company (“BT”) and affiliate of Dr. Wu, our then Chairman and Chief Executive Officer, pursuant to which we agreed to purchase and BT agreed to sell all of the outstanding capital of SVG for an aggregate purchase price of (i) $800,000; and (ii) a Promissory Note with the principal and interest thereon convertible into shares of our common stock at a conversion rate of $1.50 per share of our common stock. BT has guaranteed that SVG will achieve certain financial goals within 12 months of the closing as described in Note 6 to the consolidated financial statements included in this report.

(4).

In December 2018, we sold our investment (55% interest) in Wide Angle Group Limited and Shanghai Huicang Supplychain Management Ltd. for a nominal amount. (Please see Note 6 to the consolidated financial statements included in this report.)

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

Through these contractual arrangements, we have acquired both control over and rights to, 100% of the economic benefit of Sinotop Beijing and SSF. Accordingly, Sinotop Beijing and SSF are each considered a VIE, and are therefore consolidated in our financial statements. Pursuant to the below contractual agreements, YOD WFOE can have the assets transferred freely out of each VIE without any restrictions. Therefore, YOD WFOE considers that there is no asset of the respective VIE that can be used only to settle obligation of such VIE, except for the registered capital of each respective VIE, amounting to RMB10.6 million (approximately $1.6 million) for Sinotop Beijing, and RMB27.6 million (approximately $4.2 million) has been injected as of December 31, 2018. As Sinotop Beijing and SSF are incorporated as limited liability companies under PRC Company Law, creditors of these two entities do not have recourse to the general credit of our other entities.

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

Loan Agreement

Pursuant to the Loan Agreement among YOD WFOE and the nominee shareholders, YOD WFOE agrees to lend RMB19.8 million and RMB0.2 million, respectively, to the nominee shareholders of SSF for the purpose of establishing SSF and for development of its business. As of December 31, 2018, RMB27.6 million ($4.2 million) and RMB nil have been lent to Lan Yang and Yun Zhu, respectively. Lan Yang has contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution and accordingly the loan is eliminated with the capital of SSF upon consolidation. The loan can only be repaid by a transfer by the nominee shareholders of their equity interests in SSF to YOD WFOE or YOD WFOE’s designated persons, through (i) YOD WFOE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the Nominee Shareholders’ equity interests in SSF at such price as YOD WFOE shall determine (the “Transfer Price”), (ii) all monies received by the nominee shareholders through the payment of the Transfer Price being used solely to repay YOD WFOE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WFOE in cash. Otherwise, the loans shall be deemed to be interest-free. The term of the Loan Agreement is perpetual, and may only be terminated upon the nominee shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement.

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

From August 2017 through December 31, 2018, we acquired 36.92% ownership interest in DBOT, and are accounting for our investment in DBOT under the equity method starting from October 2018. DBOT is a FINRA member firm, and filed an initial operations report on Form ATS to give notice of DBOT ATS’s operations. DBOT is powered through blockchain technology licensed from one of our strategic licensing partners.

In 2018, we signed a joint venture agreement to establish BDCG located in the United States for providing blockchain services for financial or energy industries by utilizing AI and big data technology in the United States.  We hold a 60% ownership and Seasail ventures limited (“Seasail”) holds 40% of BDCG.  The new entity is currently in the process of ramping up its operations.

Our investments in Shandong Media, Hua Cheng, Wecast Internet, DBOT and BDCG where we may exercise significant influence, but not control, is classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding.

Our Competition

Wecast Services Segment

We will face significant competition with respect to the products and services we plan to offer in the blockchain and AI enabled fintech business we are building, and we currently face significant competition with respect to the businesses we operate that currently generate revenue for our Company. Our long-term strategic goal is to leverage blockchain and AI based fintech solutions to offer products and services that will bring transparency, efficiency and cost savings to various markets, including finance, commodities, energy, consumer products and transportation logistics. We therefore face significant competitive pressure not only with other developers of blockchain and AI technologies in the fintech space, but also in the markets for the products and services we offer or plan to offer, which are very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models.

We believe that our parallel development strategy of building out our Fintech Ecosystem while developing a network of Industry Ventures will enable us to compete in our planned businesses on the basis of our ability to offer a wider range of value-added services than our competitors. We also believe that our unique position as a cross-border company will give us the ability to create partnerships with companies developing new technologies in both the U.S. and Asia.

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

Chinese regulations will also significantly impact our Wecast Services segment. For example, in September 2017, reports were published that the PRC may begin prohibiting the practice of using digital assets for capital fundraising. In 2018, reports surfaced that the PRC had banned local digital asset exchanges from operating within the country. Until there is greater regulatory clarity and acceptance of digital token and blockchain-based financial products in the PRC, we may not be able to provide services under our Wecast Services segment in the PRC.

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

Dividend Distributions

Approximately 50% of our gross profits are earned by our PRC entities. However, PRC regulations restrict the ability of our PRC entities to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC entities only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Regulation Regarding our Fintech Businesses

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

As both the regulatory landscape develops and journalistic familiarity with digital assets increase, mainstream media’s understanding of such digital assets and the regulation thereof may improve. An increase in the regulation of digital assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

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

In addition, various U.S. state regulators, including the California Department of Financial Institutions, the New York State Department of Financial Services, the Virginia Corporation Commission, the Idaho Department of Financial Services, and the Washington State Department of Financial Institutions, have released interpretations or mandates that digital asset exchanges and similar service providers register on a state-level as money transmitters (“MTs”) or MSBs. Many of the states have their own application and process to apply for an MT license.

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

Environmental Disclosures

As part of the acquisition of the Fintech Village property (see Part I—Item 2—“Properties”), we agreed to assume responsibility for completing environmental remediation, previously initiated by the prior owner, relating to the cleanup of asbestos and polychlorinated biphenyls (“PCBs”) from building materials on the property and any contamination of soil and groundwater on the land, an existing condition cited by the Department of Energy and Environmental Protection for the State of Connecticut (“DEEP”). We were required, as part of the purchase of the land, to post an $8 million surety bond ($3.6 million of which was cash collateral), the approximate cost of previous remediation costs. The surety bond will serve either serve as collateral to the state if we do not complete the environmental remediation to state and federal requirements or be returned to us in full if remediation efforts are successful and completed.

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

Our Employees

As of December 31, 2018, we had a total of 50 full-time employees, including three located in the United States. The following table sets forth the number of our employees by function on December 31, 2018.

Function	Number of Employees
Business Development	15
Project Management and Operations	5
Technology	8
Finance and Legal	16
Human Resources	2
Administrative	4
TOTAL	50

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

This Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2018, we had accumulated deficit of $150.0 million, with liabilities of $49.8 million and cash on hand of $3.1 million.

We will need to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. Management has taken several actions to ensure that the Company will continue as a going concern, including debit financings and reductions in YOD legacy segment related expenses and discretionary expenditures.

While we believe that our existing resources will be sufficient to fund our planned operations until March 31, 2020, we cannot provide assurances that our estimates are accurate, that we will be successful in transforming our business model or that we will be able to generate sufficient cash from operations or raise additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing on favorable terms or at all. If we are in fact unable to continue as a going concern, our shareholders may lose their entire investment in our Company.

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

Over the last several months, we have experienced turnover or changes in our senior management. On April 6, 2018, our CFO, Mr. Simon Wu announced his resignation as our CFO. On April 11, 2018, our Board of Directors (the “Board”) appointed Mr. Jason Wu to serve as interim CFO. Effective June 1, 2018, the Board appointed Mr. Federico Tovar as our new CFO. On September 10, 2018, the Board appointed Mr. Brett McGonegal as Co-CEO, and on November 14, 2018 appointed him as CEO and Director. On February 20 2019, Mr. Brett McGonegal announced his resignation as our CEO, and the Board of Directors appointed its Chief Operations Officer, Mr. Alfred Poor, as the CEO.

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

Transactions conducted through our international and cross-border platforms may be subject to different customs, taxes and rules and regulations, and we may be adversely affected by the complexity of and developments in customs and import/export laws, rules and regulations in the PRC and other jurisdictions. For example, effective as of April 8, 2016, the Notice on Tax Policies of Cross-Border E-Commerce Retail Importation, or the New Cross-Border E-commerce Tax Notice, replaced the previous system for taxing consumer goods imported into the PRC and introduced a 16% value-added tax, or VAT, on most products sold through e-commerce platforms and consumption tax on high-end cosmetics.

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

We have agreements with only one distribution partner to operate all of our legacy YOD business, and in 2018, one customer individually accounted for more than 10% of third party revenue in our Wecast Services segment. Due to our reliance on those customers, any of the following events may cause a material decline in our revenue and have a material adverse effect on our results of operations:

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

In addition, the fintech market in general is seeing myriad new capabilities and solutions introduced by large established companies, such as IBM, Google and Amazon, as well as smaller emerging companies. These technologies may rely on blockchain technology or AI, as well as other innovative technologies such as machine learning or big data. As we apply our blockchain-and AI-based fintech solutions to the finance industry, we will compete with private and public financial institutions, investment banks, broker-dealers and financial consulting firms, among other institutions, that may have their own proprietary solutions (including trading platforms, web based and mobile algorithm trading platforms, social trading platforms, high-frequency trading platforms, back office solutions, risk management tools, and other software), and that may offer regulated services that we do not at this time plan to offer (including underwriting services, advisory services, and investment management services). Other potential competitors include national securities exchanges that may be developing blockchain-based solutions and other regulated securities exchange industry participants, including ATSs, market makers and other execution venues.

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

While we believe that our principal growth potential lies in our ability to apply blockchain- and AI-based technologies to bring transparency, efficiency and cost savings to various markets, including logistics management and finance, consumer products, and financial services, we also intend to own and operate various businesses, which we refer to as our Industry Ventures, to synergistically benefit from and enhance the performance of the technologies in our Fintech Ecosystem. Accordingly, we will be subject to various risks associated with the industries in which those Industry Ventures operate. For example, for as the commodities trading component of the logistics management and financing businesses we acquired in 2017 provided 95.6% and 100.0% of our revenue for the year ended December 31, 2017 and 2018, respectively, our ability to report revenues in the near term, as well as potential liabilities to our Company overall, will be tied to risks associated with buying, selling and shipping crude oil, many of which may be outside of our control, such as volatility in shipping rates, the market cost for crude oil, compliance with safety, environmental and other governmental requirements and related costs, and import and export control risks.

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

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of the PRC’s gross domestic product has slowed in recent years to 6.6% in 2018, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions or changes in tax regulations that are applicable to us.

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

As of March 25, 2019, Our Chairman, Dr. Wu, is the beneficial owners of approximately 27.7% of our outstanding voting securities (through their ownership of the Common Stock and 100% our Series A Preferred Stock, which entitle the holder to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of common stock), or a total of 9,333,330 votes). Star Thrive Group Limited is the beneficial owner of approximately 19.4% of our outstanding voting securities. Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 5.2% of our outstanding voting securities. As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2018
1st Quarter	$4.97	$1.46
2nd Quarter	$3.15	$1.79
3rd Quarter	$5.42	$1.78
4th Quarter	$3.93	$1.14

Year Ended December 31, 2017
1st Quarter	$2.21	$1.14
2nd Quarter	$3.22	$1.72
3rd Quarter	$2.65	$1.38
4th Quarter	$5.90	$1.79

Approximate Number of Holders of Our Common Stock

As of March 26, 2019, there were approximately 345 holders of record of our common stock. This number excludes the shares of our common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made in 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented in five sections as below and should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Outlook
•	Critical Accounting Policies and Estimates

OVERVIEW

Ideanomics is a holding company comprised of Legacy YOD business with primary operations in the PRC and Wecast Service business as a global financial technology (“Fintech”) advisory and Platform-as-a-Service company with the intent of offering customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a technology ecosystem through license agreements, joint ventures and strategic acquisitions, which we refer to as our Fintech Ecosystem. In parallel, through strategic acquisitions, equity investments and joint ventures, we are building a network of businesses, which operate across industry verticals and which we refer to as our Industry Ventures, that we believe have significant potential to recognize benefits from blockchain and AI technologies that may, for example, enhance operations, address cost inefficiencies, improve documentation and standardization, unlock asset value and improve customer engagement. Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, through the creation and promotion of synergies between the businesses in our expanding Fintech Ecosystem and Industry Ventures network.

The year 2018 is a transformational year for the Company from the Legacy YOD business to our new fintech services business, as well as Fintech Village and the human capital and infrastructure needed to build out the U.S. operations. As part of our transition strategy, we are identifying promising technologies and use cases for operations as a next-generation fintech company. Currently, aside from our legacy YOD segment, only the commodities trading component of the logistics management and financing businesses that we acquired in 2017 is operational and revenue generating. While we have begun phasing out of the crude oil trading business and the electronics trading business, as further described below, we intend to continue to capitalize on our efforts and learnings from these businesses so that we can leverage the applications of our technologies and FinTech Ecosystem across this business and as part of our Industry Ventures strategy.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations in 2018:

•	Our business strategy may affect the comparability of financial results

Our business strategy and the primary goal for entering certain industries, such as logistics management for crude oil trading and electronics, was to learn about the needs of buyers and sellers in industries and to promote the use, development and advancement of blockchain- and AI-based technologies.

In parallel, and for strategic reasons, during the course of the fourth quarter of 2018 we also chose to focus our resources and efforts on other non-crude oil trading and non-logistics management revenue generating opportunities that we identified in the market. These new market opportunities also involve the use of our technologies in our FinTech Ecosystem and their application across Industry Ventures. We intend to continue to capitalize on our efforts and learnings from the crude oil trading business and overall logistics management business, but it is not intended to be our core business. Therefore, for comparability purposes, the financial results may not be comparable as we phase out of the logistics management business going forward.

•	Our ability to transform our business and to meet internal or external expectations of future performance. In connection with this transformation, we are in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring our business structure to reflect our blockchain-based fintech strategy, continuing to further enhance our controls, procedures, and oversight during this transformation, and expanding our mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support our businesses. To succeed, among other things, we will need to have or hire the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to remain competitive. As we transition to becoming an AI- and blockchain-enabled fintech company, we will continue to face intense competition: these new technologies are constantly evolving, and our competitors may introduce new platforms and solutions that are superior to ours. In addition, our competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. We may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.

•	The fluctuation in earnings from the deployment of the Wecast Services segment through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our Fintech Ecosystem and Industry Ventures. There could be an increase in value in the Wecast Services segment as a result of increases in value from our investment in DBOT or other unconsolidated entities. In addition, while we intend to contribute cash and other assets to our joint ventures, we do not intend for our holding company to conduct significant research and development activities. We intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our joint ventures and partnerships may contribute to significant fluctuations in the results of our operations.

•	Longer periods for development and implementation of our technology. The Company has moved into a fintech advisory services and Platform-as-a-Service model. Our technology in this area of our ecosystem is new and constantly evolving and thus it has taken longer than anticipated to implement these technologies. Innovation is an integral part of our ecosystem and, while we strive to be first to market, it is also important to be best in class.

•	Ongoing evaluations of our Legacy YOD business. We are currently evaluating various assets and investments previously done as part of the Legacy YOD business, and their ability to contribute to the business strategy of our new fintech advisory and services business, to our cash flows, , and the overall recoverability of these assets.

Information about segments

Wecast Services Segment Within the Wecast Services segment, we are engaged in the trading of (1) consumer electronics starting from January 2017, which is operated out of Hong Kong through our subsidiary, Amer; and (2) crude oil trading business commenced in October 2017 when we formed our Singapore joint venture, SSE. Our end customers in our crude oil and consumer electronics trading businesses include about 15 to 20 corporations across the world. We have engaged in the crude oil trading (i.e. the sale of crude oil) and consumer electronics businesses with the primary goal of learning about the needs of buyers and sellers in industries that rely heavily on the shipment of goods in order to (i) inform our understanding of the features a blockchain platform would need to serve the logistics management and finance market, (ii) identify inefficiencies in this market and (iii) generate data to support the potential future application of AI solutions.

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

Our Unconsolidated Equity Investments

For the investments where we may exercise significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding. Please refer to Note 10 of the Notes to Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc. and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as neither of the companies had taxable profit since inception.

The Tax Cut and Jobs Act (TCJA) of 2017 includes provision for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.

There are substantial uncertainties in the interpretation of BEAT and GILTI and while certain formal guidance has been issued by the U.S. tax authorities, there are still aspects of the TCJA that remain unclear and additional clarification is expected in 2019. Future guidance may result in changes to the interpretations and assumptions the company made and actions it may have to take, which may impact amounts recorded with respect to international provisions of the TCJA.

Based on current year financial results, the company has determined that there is no GILTI nor BEAT tax liability.

In addition, the TCJA now entitles US companies that owns 10% or more of a foreign corporation a 100% dividends-received deduction for the foreign-source portion of dividends paid by such foreign corporation. Also, net operating losses (NOLs) arising after December 31, 2017 are deductible only to the extent of 80% of the taxpayer’s taxable income, and may be carried forward indefinitely but generally not allowed to be carried back.

Cayman Islands and the British Virgin Islands

Under current laws of the Cayman Islands and the British Virgin Islands, the company is not subject to tax on its income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

Hong Kong

The company’s subsidiaries incorporated in Hong Kong are subject to Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as NOL carryovers offset current taxable income.

The People’s Republic of China

Under the PRC’s Enterprise Income Tax Law, the company’s Chinese subsidiaries and VIEs are subject to an EIT of 25.0%.

The company’s future effective income tax rate depends on various factors, such as tax legislation, geographic composition of its pre-tax income and non-tax deductible expenses incurred. The company’s management regularly monitors these legislative developments to determine if there are changes in the statutory income tax rate.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2018 and 2017

For the years ended December 31,	2018	2017	Amount Change	% Change

Revenue	$377,742,872	$144,352,840	$233,390,032	162
Cost of revenue	374,575,038	137,188,393	237,386,645	173
Gross profit	3,167,834	7,164,447	(3,996,613)	(56)

Operating expenses:
Selling, general and administrative expenses	22,471,976	13,129,313	9,342,663	71
Research and development expense	1,654,491	406,845	1,247,646	307
Professional fees	4,749,799	3,200,885	1,548,914	48
Depreciation and amortization	352,332	308,102	44,230	14
Impairment of other intangible assets	134,290	216,468	(82,178)	(38)
Total operating expenses	29,362,888	17,261,613	12,101,275	70

Loss from operations	(26,195,054)	(10,097,166)	(16,097,888)	159

Interest and other income (expense):
Interest expense, net	(804,595)	(94,618)	(709,977)	750
Change in fair value of warrant liabilities	-	(112,642)	112,642	(100)
Equity in loss of equity method investees	(180,625)	(129,193)	(51,432)	40
Loss on disposal of subsidiaries	(1,183,289)	-	(1,183,289)	-
Others	(99,765)	(426,698)	326,933	(77)
Loss before income taxes and non-controlling interest	(28,463,328)	(10,860,317)	(17,603,011)	162

Income tax benefit	40,244	-	40,244	-

Net loss	(28,423,084)	(10,860,317)	(17,562,767)	162

Net loss attributable to non-controlling interest	996,728	357,268	639,460	179

Net loss attributable to IDEX common shareholders	$(27,426,356)	$(10,503,049)	(16,923,307)	161

Basic and diluted loss per share	$(0.35)	$(0.17)

Revenues

For the years ended December 31,	2018	2017	Amount Change	% Change
- Wecast Service
Crude oil	$260,034,401	$19,028,003	$241,006,398	1,267
Consumer electronics	116,723,251	119,278,514	(2,555,263)	(2)
Other	985,220	5,252,050	(4,266,830)	(81)
	377,742,872	143,558,567	234,184,305	163
-Legacy YOD	-	794,273	(794,273)	(100)
Total	$377,742,872	$144,352,840	$233,390,032	162

Revenue for the year ended December 31, 2018 was $377.7 million as compared to $144.4 million for the same period in 2017, an increase of approximately $233.3 million, or 162%. The increase was mainly due to our Wecast business of crude oil trading initiated in October 2017 and partially offset in the amount of $0.8 million by a decrease of our legacy YOD business.

Our business strategy and the primary goal for entering crude oil and consumer electronic is to learn about the needs of buyers and sellers in industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and consumer electronic business have been successful in various aspects. We generated revenue of $359.8 million for the first 3 quarters and have gained experience in the traditional logistics management and financing business, such that we have identified initial use cases for the applications of the technologies in our Fintech ecosystem. While we have gained this experience, the Company does not intend to be a logistics management company. Therefore, we decided to gradually start contracting our crude oil trading business and consumer electronics business starting in the third quarter of 2018 so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified. Therefore, revenue decreased by $88.3 million, from $132 million for the second quarter of year 2018 to $43.7 million for the third quarter of year 2018. During the fourth quarter of 2018, revenue further decreased to $17.0 million.

In parallel, for strategic reasons, during the course of the fourth quarter, we also chose to focus our resources and efforts on other non-crude oil trading and non-logistics management revenue generating opportunities that we have identified in the market. These other market opportunities also involve the use of our technologies across our Fintech Ecosystem and their applications across Industry Ventures.

We did not generate any revenue from YOD Legacy business in 2018 since our new fintech services business strategy limits the support of the Legacy YOD business. Currently, we have a partnership with a third party (since 2016) that acts as the exclusive distribution operator (within the territory of PRC) of our licensed library of major studio films.

Cost of revenue

For the years ended December 31,	2018	2017	Amount Change	% Change
-Wecast Service
Crude oil	$260,006,382	$18,972,000	$241,034,382	1,270
Consumer electronics	114,477,226	116,010,031	(1,532,805)	(1)
Other	91,430	1,443,748	(1,352,318)	(94)
	374,575,038	136,425,779	238,149,259	175
-Legacy YOD	-	762,614	(762,614)	(100)
Total	$374,575,038	$137,188,393	$237,386,645	173

Cost of revenues was $ 374.6 million for the year ended December 31, 2018, as compared to $137.2 million for the year ended December 31, 2017. Our cost of revenues increased by $237.4 million which is in line with our increase in revenues. Our cost of revenues is primarily comprised of cost to purchase electronics products and crude oil from suppliers in our logistics management business and the cost of sales in Legacy YOD business is primarily comprised of content licensing fees. Our content license agreements with production companies incorporate minimum guaranteed payment levels.

Gross profit

For the years ended December 31,	2018	2017	Amount Change	% Change
-Wecast Service
Crude oil	$28,019	$56,003	$(27,984)	(50)
Consumer electronics	2,246,025	3,268,483	(1,022,458)	(31)
Other	893,790	3,808,302	(2,914,512)	(77)
	3,167,834	7,132,788	(3,964,954)	(56)
-Legacy YOD	-	31,659	(31,659)	(100)
Total	$3,167,834	$7,164,447	$(3,996,613)	(56)

Gross profit ratio

For the years ended December 31,	2018	2017
-Wecast Service
Crude oil	0%	0%
Consumer electronics	2%	3%
Other	91%	73%
	1%	5%
-Legacy YOD	0%	4%
Total	1%	5%

Our gross profit for the year ended December 31, 2018 was approximately $3.2 million, as compared to $7.2 million during the same period in 2017.

Our current crude oil and consumer electronics trading business operates in highly competitive global markets characterized by aggressive price competition, resulting in downward pressure on already low gross margins. Further, factors such as frequent introduction of new products, short product life cycles, evolving industry standards, price sensitivity on the part of consumers place continued competitive pressure in our consumer electronics trading business, and our crude oil trading margins are impacted by many factors outside of our control, including geopolitical developments and fluctuations in the world’s markets.

As such, the logistics management business typically has low margins and the Company has primarily focused its activities in this area with the intent of learning the logistics management business so that we could develop use cases for the applications of our technologies and the overall benefit of our long-term strategy, not necessarily with a focus on deriving margin improvement.

Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2018 was $ 22.5 million as compared to $13.1 million for the same period in 2017, an increase of approximately $9.3 million or 71%. The majority of the increase was due to

•	an increase in headcounts and relevant traveling expense in the amount of $2.5 million;
•	an increase of approximately of $2.1 million in share based compensation that were paid to our employees;
•	an increase of approximately of $3.0 million in consulting, legal, and professional service fees that were paid to our external consultants who provided various consulting services with respect to our Fintech and Platform-as-a-Service business; and
•	an increase in our sales and marketing expense in the amount of $0.9 million relating to the introduction and promotion of our business models to various potential investors and business partners, as well as the marketing of Wecast Services business.
•	an increase in rent expense by $1 million mainly for our office in New York City.

Research and development expense

Research and development expenses for the year ended December 31, 2018 was $1.7 million as compared to $0.4 million for the same period in 2017, an increase of approximately $1.3 million or 307%. The majority of the increase was related to the early stage technology development.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our professional fees increased approximately by $1.5 million, or 48%, for the year ended December 31, 2018, compared with the same period in 2017. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Depreciation and amortization

No material changes in depreciation and amortization.

Impairment of other intangible assets

We did not have any material impairment charges during 2018 and 2017.

Loss from operations

Our loss from operations was increased by $16.1 million to $26.2 million for the year ended December 31, 2018, from $10.1 million during 2017. This was mostly due to the decrease in gross profit from our Wecast Services segment and the increase of operating expenses for the development of Wecast Service business.

Interest expense, net

Our interest expense increased $0.7 million to $0.8 million for the year ended December 31, 2018, from $0.1 million during 2017. The interest expense increase during 2018 was primarily due to the amortization of beneficiary conversion features associated with convertible notes issued in 2018.

Change in fair value of warrant liabilities

Certain of our warrants are recognized as derivative liabilities and re-measured at the end of every reporting period and upon settlement, with the change in value reported in the statement of operations. We reported loss of $0.1 million for the years ended December 31, 2017 and no warrant liability in 2018.

Equity in loss of equity method investees

No material change.

Loss on disposal of subsidiaries

The increase in loss ($1.2 million) is due to the sales of our investment (55% interest) in Wide Angle and Shanghai Huicang Supplychain Management Ltd in 2018. Please see Note 6 to the consolidated financial statements included in this report.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests was $1.0 million in 2018 compared to a net loss of $0.4 million in 2017. The increase is primarily due to net loss from Amer (we have 55% ownership and its primary business is consumer electronic) and Grapevine (we have 65.65% ownership and it was acquired in 2018).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had cash of approximately $3.1 million. Approximately $1.5 million was held in our Hong Kong, US and Singapore entities and $1.6 million was held in our PRC entities.

As discussed in Note 3 to the consolidated financial statements included in this report for going concern and management’s plan, the Company has incurred significant continuing losses in 2018 and 2017, and total accumulated deficits were $150.0 million and $126.7 million as of December 31, 2018 and 2017, respectively. The Company also used cash for operations of approximately $20.2 million and $10.3 million for the year ended December 31, 2018 and 2017, respectively. We believe our existing cash resources will be sufficient to fund our planned operations into April 2020. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2018	2017
Net cash used in operating activities	$(20,160,210)	$(10,318,774)
Net cash used in investing activities	(19,140,641)	(525,456)
Net cash provided by financing activities	34,898,919	14,258,290
Effect of exchange rate changes on cash	(69,141)	83,488
Net increase/(decrease) in cash, cash equivalents and restricted cash	(4,471,073)	3,497,548
Total cash, cash equivalents and restricted cash at beginning of period	7,577,317	4,079,769
Cash, cash equivalents and restricted cash at end of period	$3,106,244	$7,577,317

Operating Activities

Cash used in operating activities increased by $9.8 million for the year ended December 31, 2018 compared to 2017, primarily due to (1) an increase in net loss from $10.9 million in 2017 to $28.4 million in 2018, (2) total non-cash adjustments to net loss was $6.0 million and $2.9 million for the year ended December 31, 2018 and 2017, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $2.5 million and a reduction of $2.4 million in cash used in operations activities for the year ended December 31, 2018 and 2017, respectively.

Investing Activities

Cash used in investing activities increased by $19.1 million, primarily used for the acquisition of Fintech Village, the related costs and surety bond (approximately $10.7 million) and an increase of approximately $5.0 million during 2018 related to acquisitions of subsidiaries and long term investments.

Financing Activities

We received $13 million from the issuance of convertible notes and $21.5 million in proceeds in a private placement from the issuance of common shares, warrant and options for the year ended December 31, 2018, to certain investors, including officers, directors and other affiliates. While in the same period in 2017, we received $13.6 million.

Effects of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 8 to the Consolidated Financial Statements).

We do not have other off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations

As of December 31, 2018, we have the following contractual obligations:

	Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations
Operating lease	$6,910,639	$1,728,670	$2,543,520	$2,638,449	$2,587,280
Asset retirement obligations	8,000,000	-	8,000,000	-	-
Long-term debt obligations	12,000,000	-	12,000,000	-	-

Total	$26,910,639	$1,728,670	$22,543,520	$2,638,449	$2,587,280

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

OUTLOOK

In order to meet market demands, the Company has identified various areas that we intend to develop as part of our overall fintech services strategy, which are complementary to both our FinTech Ecosystem and Industry Ventures. These areas will focus primarily around (i) an Ideanomics AI Engine Group, (ii) a Digital Banking Advisory Group, and (iii) a Digital Asset Management Group.

1.	The Ideanomics AI Engine Group: we will leverage BDCG’s technology as we intend to work towards developing an AI-powered database, which will be customized for the banking and insurance industries.

2.	Ideanomics Digital Banking Advisory Group: we intend to utilize and integrate our investments in technologies done during 2017 and 2018 into two key areas of operations:

a.	Digital Renaissance Innovation: we will serve as an expansion of our FinTech Village in Connecticut and act as a catalyst hub to foster a pipeline of technological excellence in various industries.
b.	Global Debt Exchange Ecosystem: we will provide services around deal origination, AI risk management, advisory, issuance, and sales in a regulatory and complaint manner across fixed income products.

3.	Digital Asset Management Group: we intent to provide large-scale holders of assets and digital currencies with digital asset management services which work towards stabilizing and growing the value of their portfolios, in a regulatory and compliant manner across jurisdictions. In this capacity, we recently entered into an agreement with GT Dollar Ptd. Ltd., a minority shareholder of the Company, to provide digital asset management services.

Through these groups, we intend to further leverage our core business strategy, which is to promote the use, development and advancement of blockchain- and AI-based technologies, by bringing technology leaders together with industry leaders and creating synergies in our Fintech Ecosystem and the business in our network of Industry Ventures.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, environmental contamination and the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. Starting from year 2018, we had $8 million accrued for Asset Retirement Obligations. The increase is related to our legal contractual obligation in connection with the acquisition of Fintech Village.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

Revenue Recognition

For the sale of goods and services, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, the Company recognizes revenue on a gross basis based on the consideration if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

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

Long-lived Assets

Long-lived assets, including property and equipment and intangible assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for future expansion development. Based on our impairment assessment, no impairment has been recognized.

Asset Retirement Obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset.  If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs.  Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived assets and depreciated over the asset’s estimated life.  The Company’s asset retirement obligations as of December 31, 2018 are mainly associated with the acquisition of Fintech Village that we are contractually obligated to remediate the existing environmental conditions.  We included it in the construction in progress and asset retirement obligation (long term) in the consolidated balance sheets. We will start to amortize asset retirement costs upon completion of the assets and put into use.

Goodwill

The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures.

The Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying value to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 7A is not required for non-accelerated filers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IDEANOMICS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ideanomics, Inc. and its subsidiaries and variable interest entities (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Emphasis of Matters

As described in Note 6 to the financial statements, the Company’s financial statements as of and for the year ended December 31, 2017 have been retrospectively adjusted in accordance with FASB Accounting Standards Codification (“ASC”) Subtopic 805-50 due to business acquisition of entities controlled by the Company’s Chairman in April 2018.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman, which are described in Note 14 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, Colorado

April 1, 2019

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2018	2017
		(As adjusted*)
ASSETS
Current assets:
Cash and cash equivalents	$3,106,244	$7,208,037
Restricted cash	-	369,280
Accounts receivable, net	19,370,665	26,962,085
Licensed content	16,958,149	16,958,149
Inventory	-	216,453
Prepaid expenses	2,042,041	2,202,728
Other current assets	3,594,942	2,276,096
Total current assets	45,072,041	56,192,828
Property and equipment, net	15,029,427	127,275
Intangible assets, net	3,036,352	148,874
Goodwill	704,884	-
Long-term investments	26,408,609	6,975,511
Other non-current assets	3,983,799	-
Total assets	$94,235,112	$63,444,488

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See note 5)
Accounts payable	$19,265,094	$26,829,593
Deferred revenue	405,929	222,350
Accrued interest due to a related party	140,055	20,055
Accrued salaries	706,351	737,072
Amount due to related parties	800,822	434,030
Other current liabilities	4,615,346	801,560
Convertible promissory note due to related parties	4,000,000	3,000,000
Total current liabilities	29,933,597	32,044,660
Deferred tax liabilities	513,935	-
Asset retirement obligations	8,000,000	-
Convertible note-long term	11,313,770	-
Other non-current liabilities	-	384,243
Total liabilities	49,761,302	32,428,903
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2018 and 2017, respectively	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 102,766,006 and 68,509,090 shares issued and outstanding as of December 31, 2018 and 2017, respectively	102,765	68,509
Additional paid-in capital	195,779,576	158,449,544
Accumulated deficit	(149,975,302)	(126,693,022)
Accumulated other comprehensive loss	(1,664,598)	(782,074)
Total IDEX shareholder’s equity	44,242,441	31,042,957
Non-controlling interest	(1,030,626)	(1,289,367)
Total equity	43,211,815	29,753,590
Total liabilities, convertible redeemable preferred stock and equity	$94,235,112	$63,444,488

* The above consolidated balance sheets include Shanghai Guang Ming Investment Management Limited (“Guang Ming”). The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2018	2017
		(As adjusted*)
Revenue from third parties	$278,024,867	$125,379,786
Revenue from related party	99,718,005	18,973,054
Total revenue	377,742,872	144,352,840
Cost of revenue from third parties	130,464,906	137,188,393
Cost of revenue from related parties	244,110,132	-
Gross profit	3,167,834	7,164,447

Operating expenses:
Selling, general and administrative expenses	22,471,976	13,129,313
Research and development expense	1,654,491	406,845
Professional fees	4,749,799	3,200,885
Depreciation and amortization	352,332	308,102
Impairment of other intangible assets	134,290	216,468
Total operating expenses	29,362,888	17,261,613

Loss from operations	(26,195,054)	(10,097,166)

Interest and other income (expense):
Interest expense, net	(804,595)	(94,618)
Change in fair value of warrant liabilities	-	(112,642)
Equity in loss of equity method investees	(180,625)	(129,193)
Loss on disposal of subsidiaries	(1,183,289)	-
Others	(99,765)	(426,698)
Loss before income taxes and non-controlling interest	(28,463,328)	(10,860,317)

Income tax benefit	40,244	-

Net loss	(28,423,084)	(10,860,317)

Net loss attributable to non-controlling interest	996,728	357,268

Net loss attributable to IDEX common shareholders	$(27,426,356)	$(10,503,049)

Basic and diluted loss per share	$(0.35)	$(0.17)

Weighted average shares outstanding:

Basic and diluted	78,386,116	61,182,209

*The above consolidated statements of operations include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2018	2017
		(As adjusted*)
Net loss	$(28,423,084)	$(10,860,317)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	(882,516)	766,070
Comprehensive loss	(29,305,600)	(10,094,247)
Comprehensive loss attributable to non-controlling interest	978,282	401,359
Comprehensive loss attributable to IDEX common shareholders	$(28,327,318)	$(9,692,888)

* The above consolidated statements of cash flows include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2018 and 2017

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non-controlling Interest	Total Equity
Balance, January 1, 2017 (As adjusted*)	7,154,997	$7,155	53,918,523	$53,918	$152,792,855	$(115,829,451)	$(1,371,498)	$35,652,979	$(5,325,481)	$30,327,498
Share-based compensation	-	-	-	-	1,305,829	-	-	1,305,829	-	1,305,829
Common stock issuance	-	-	6,221,778	6,222	11,969,368	-	-	11,975,590	-	11,975,590
Common stock issuance for RSU vested	-	-	117,715	118	(118)	-	-	-	-	-
Common stock issuance for option exercised	-	-	188,687	189	100,129	-	-	100,318	-	100,318
Common stock issued for warrant exercised	-	-	907,390	907	1,724,819	-	-	1,725,726	-	1,725,726
Common stock issued from conversion of series E preferred stock	(7,154,997)	(7,155)	7,154,997	7,155	-	-	-	-	-	-
Disposal of Xhong Hai Shi Xun	-	-	-	-	(9,887,398)	(360,522)	(220,737)	(10,468,657)	3,947,473	(6,521,184)
Capital contribution from noncontrolling interest shareholder	-	-	-	-	-	-	-	-	490,000	490,000
Acquisition of Guang Ming*	-	-	-	-	444,060	-	-	444,060	-	444,060
Net loss	-	-	-	-	-	(10,503,049)	-	(10,503,049)	(357,268)	(10,860,317)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	810,161	810,161	(44,091)	766,070
Balance, December 31, 2017 (As adjusted*)	-	$-	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation	-	-	-	-	3,412,977	-	-	3,412,977	-	3,412,977
Common stock issuance (GTD)	-	-	5,494,505	5,494	9,994,506	-	-	10,000,000	-	10,000,000
Common stock to be issued (SSSIG)			-	-	1,177,585	-	-	1,177,585	-	1,177,585
Common stock issuance (STAR)	-	-	5,027,324	5,027	9,194,973	-	-	9,200,000	-	9,200,000
Common stock issuance for option exercised	-	-	82,797	82	27,960	-	-	28,042	-	28,042
Common stock issued for warrant exercised	-	-	643,714	644	1,125,856	-	-	1,126,500	-	1,126,500
Common stock issuance for RSU vested	-	-	1,240,707	1,241	(1,241)	-	-	-	-	-
Common stock issuance for acquisition (BDCG)	-	-	3,000,000	3,000	7,797,000	-	-	7,800,000	-	7,800,000
Common stock issuance for acquisition (DBOT)	-	-	2,267,869	2,268	6,724,078	-	-	6,726,346	-	6,726,346
Beneficial conversion feature of convertible note-long term	-	-	-	-	1,384,615	-	-	1,384,615	-	1,384,615
Earnout shares to SSSIG	-	-	16,500,000	16,500	(16,500)	-	-	-	-	-
Acquisition resulting in non-controlling interest (Grapevine)	-	-	-	-	-	-	-	-	678,651	678,651
Disposal of subsidiaries			-	-	(3,491,777)	4,144,076	18,438	670,737	558,372	1,229,109
Net loss	-	-	-	-	-	(27,426,356)		(27,426,356)	(996,728)	(28,423,084)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(900,962)	(900,962)	18,446	(882,516)
Balance, December 31, 2018	-	$-	102,766,006	$102,765	$195,779,576	$(149,975,302)	$(1,664,598)	$44,242,441	$(1,030,626)	$43,211,815

* The above consolidated statements of equity include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2018	2017
		As adjusted*
Cash flows from operating activities:
Net loss	$(28,423,084)	$(10,860,317)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,412,977	1,305,829
Provision for doubtful accounts	-	145,512
Depreciation and amortization	352,332	308,102
Non-cash interest expense	698,385	-
Equity in losses of equity method investees	180,625	129,193
Loss on disposal of assets	-	688,098
Loss on disposal of subsidiaries	1,183,289	-
Change in fair value of warrant liabilities	-	112,642
Impairment of other intangible assets	134,290	216,468

Change in assets and liabilities:
Accounts receivable	7,591,420	(18,802,766)
Licensed content	-	759,698
Inventory	216,453	-
Prepaid expenses and other assets	(1,296,872)	4,130,372
Accounts payable	(7,564,499)	13,493,865
Deferred revenue	183,579	(1,124,119)
Amount due to related parties (interest)	120,000	-
Accrued expenses, salary and other current liabilities	3,050,895	(821,351)
Net cash used in operating activities	(20,160,210)	(10,318,774)

Cash flows from investing activities:
Acquisition of property and equipment	(6,762,248)	(63,877)
Proceeds from disposal of property and equipment	-	2,515,923
Disposal of subsidiaries, net of cash disposed	(41,976)	(8,753)
Acquisition of subsidiaries, net of cash acquired	(2,784,243)	(754,361)
Investments in intangible assets	(301,495)	-
Payments for long term investments	(5,266,880)	(2,250,000)
Capital decrease in long term investment	-	35,612
Deposit for surety bond and other	(3,983,799)	-
Net cash used in investing activities	(19,140,641)	(525,456)

Cash flows from financing activities
Proceeds from issuance of convertible notes	13,000,000	-
Proceeds from issuance of shares, stock options and warrant	21,532,127	13,618,207
Proceeds from/(Repayment of) amounts due to related parties	366,792	(293,977)
Capital contribution from noncontrolling interest shareholder	-	490,000
Exemption of amounts due to related parties	-	444,060
Net cash provided by financing activities	34,898,919	14,258,290
Effect of exchange rate changes on cash	(69,141)	83,488
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,471,073)	3,497,548

Cash, cash equivalents and restricted cash at the beginning of the year	7,577,317	4,079,769

Cash, cash equivalents and restricted cash at the end of the year	$3,106,244	$7,577,317

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$407,863

Exchange of Series E Preferred Stock for Common stock	$-	$7,155
Issuance of shares for acquisition of long-term investments	$14,526,346	$-
Issuance of earn-out shares	$16,500	$-
Asset retirement obligations acquired	$8,000,000	$-

* The above consolidated statements of cash flows include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisition”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Principal Activities

Ideanomics, Inc. (Nasdaq: IDEX) (formerly known as Seven Stars Cloud Group, Inc. which changed its name effective as of October 17, 2018), is a Nevada corporation that primarily operates in Asia through its subsidiaries and variable interest entities (“VIEs”). Unless the context otherwise requires, the use of the terms "we," "us", "our" and the “Company” in these notes to consolidated financial statements refers to Ideanomics, Inc, its consolidated subsidiaries and VIEs.

Our Company consists of two operating segments which our Chief Executive Officer (our chief operating decision maker) reviews separately to make decisions about resource allocation and to assess performance: Legacy YOD segment and Wecast Service segment.

Legacy YOD segment provides premium content and integrated value-added service solutions for the delivery of video on demand (“VOD”) and paid video programming to digital cable providers, Internet Protocol Television (“IPTV”) providers, over-the-top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers. The Company historically has offered these products under the business name “YOU On Demand” and refers to these operations as the legacy YOD business. The revenues from Legacy YOD segment were from both minimum guarantee payments and revenue sharing arrangements with distribution partners as well as subscription or transactional fees from subscribers.

Wecast Services is currently primarily engaged in the logistics management and financing business primarily operated in Singapore.

Starting from early year 2017, the Company began transitioning our business model to become a next generation financial technology (“Fintech”) company through several acquisitions and the establishment of joint ventures, with the intention of offering financing solutions and logistics solutions, each based on the emergence of systems that utilize blockchain and artificial intelligence (“AI”) technologies. On the financing solutions side, the Company has been building capabilities both in providing business consulting services related to traditional financings, as well as in developing digital asset securitization services via AI and blockchain enabled platforms. On the logistics side, the Company has been building expertise in the traditional commodities trading business, with an initial focus on crude oil trading and consumer electronics trading, with the goal of leveraging such expertise to inform the development of an AI and blockchain enabled logistics platform.

Note 2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements of Ideanomics, Inc., its subsidiaries and VIEs were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

On an ongoing basis, we evaluate our estimates, including those related to the bad debt allowance, sales returns, fair values of financial instruments, intangible assets and goodwill, licensed content, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

(c)	Cash and Cash Equivalents

Cash consists of cash on hand and demand deposit with an original maturity of three months or less when purchased. Refer to Note 19 (d) and (e) for further information on our credit and foreign currency risks.

(d)	Accounts Receivable, net

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

(e)	Licensed Content

The Company obtains content through content license agreements with studios and distributors. We recognize licensed content when the license fee and the specified content titles are known or reasonably determinable. Prepaid license fees are classified as an asset (licensed content) and accrued license fees payable are classified as a liability on the consolidated balance sheets.

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

Management evaluates the recoverability of the licensed content whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No impairment loss were recorded for the years ended December 31, 2018 and 2017. The Company sold entire licensed content in March 2019. Please refer to Note 22 for additional information.

(f)	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 5 years for the furniture, 3 years for the electronic equipment, 5 to 10 years for the vehicles and lesser of lease terms or the estimated useful lives of the assets for the leasehold improvements.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2018 represents Fintech Village under construction (See Note 8).

Asset retirement obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived assets and depreciated over the asset’s estimated life. The Company’s asset retirement obligations as of December 31, 2018 are mainly associated with the acquisition of Fintech Village that we are contractually obligated to remediate the existing environmental conditions. We included it in the construction in progress and asset retirement obligation (long term) in the consolidated balance sheets. We will start to amortize asset retirement costs upon completion of the assets and put into use. Please see Note 8 for more information.

(g)	Business Combinations

We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

(h)	Intangible Assets and Goodwill

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

(i)	Long-term investments

We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method (“Equity Method Investments”). Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. The Company’s share of losses is not recognized when the investment is reduced to zero since the Company does not guarantee the investees’ obligations nor is the Company committed to providing additional funding.

Beginning on January 1, 2018, our equity investment not result in consolidation and not accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of the FASB issued Accounting Standards Update (“ASU”) No. 2016-01 (“Non-marketable Equity Investments”).

We utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

We classify our investments as non-current assets on the consolidated balance sheets as those investments do not have stated contractual maturity dates.

Impairment of Investments

We periodically review our equity investments for impairment. We consider impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the security is below the carrying amount, we write down the security to fair value.

(j)	Fair Value Measurements

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company reviews the valuation techniques used to determine if the fair value measurements are still appropriate on an annual basis, and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.

Our financial assets and liabilities that are measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued other expenses, other current liabilities and convertible notes. The fair values of these assets approximate carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Our financial assets that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets asset retirement obligations, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments for 2018 and 2017 and no material adjustments to equity securities using the measurement alternative for 2018.

(k)	Foreign Currency Translation

The Company uses the United States dollar (“$” or “USD”) as its reporting currency. The Company’s worldwide operations utilize the local currency or the U.S. dollar ("USD") as the functional currency, where applicable. For certain foreign subsidiaries, USD is used as the functional currency. This occurs when the subsidiary is considered an extension of the parent. The functional currency of certain subsidiaries and VIEs located in China (“PRC”) and Hong Kong is either the Renminbi (“RMB”) or Hong Kong dollars (“HKD”). In the consolidated financial statements, the financial information of the entities which use RMB and HKD as their functional currency has been translated into USD: assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component as a component of “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets.

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

(l)	Revenue Recognition

Year 2018

We adopted ASU No. 2014-09, Revenue from Contracts with Customers, and other related ASUs (collectively, ASC 606, Revenue from Contracts with Customers) on January 1, 2018 using the modified retrospective transition approach. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Recently Adopted Accounting Pronouncements and Note 4 for further discussion on Revenues.

Year 2017

In periods prior to the adoption of ASC 606, the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured.

Legacy YOD

The revenue is recognized as services are performed. For certain contracts that involve sub-licensing content within the specified license period, revenue is recognized in accordance with ASC Subtopic 926-605, Entertainment-Films - Revenue Recognition, whereby revenue is recognized upon delivery of films when the arrangement includes a nonrefundable minimum guarantee, delivery is complete and the Company has no substantive future obligations to provide future additional services. Payments received from customers for the performance of future services are recognized as deferred revenue, and subsequently recognized as revenue in the period that the service obligations are completed. In 2018, we do not have any revenue generated from Legacy YOD business.

Wecast Services

Wecast Services is mainly engaged in the sales of crude oil and consumer electronics. For both sales of crude oil and consumer electronics, sales orders are confirmed after negotiation on price between customers and the Company. The Company recognizes revenue on a gross basis based on the indicator points in ASC 605-45-45-2 and ASC 606-10-55-39. The Company enters into the contracts with the supplier and customer independently. Purchase orders are confirmed after careful selection of suppliers and negotiation on price. The Company purchases crude oil and consumer electronics from suppliers in accordance with sales orders from customers. The Company is responsible for fulfilling the promise to provide the specified good or service in the contract, including sourcing the right oil products desired by the customers, issuing the bill of lading to customers and nominating the vessels that comply with the applicable laws and standards; however customers may still submit claims against the Company in connection with the quality and quantity of any products delivered. Revenue recognition criteria are met when the products are delivered. For sale of crude oil, the Company considers delivery to have occurred once it is shipped; for sale of the consumer electronics, the Company considers delivery to have occurred once it arrives at the designated locations in Hong Kong. The crude oil and electronics sales arrangement do not include provisions for cancellation, variable consideration, returns, inventory swaps or refunds. In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, the Company accounts for revenue from sales of goods on a gross basis. The Company is the primary obligor in the arrangements, as company has the ability to establish prices, and has discretion in selecting the independent suppliers and other third-party that will perform the delivery service, the company is responsible for the defective products and company bears credit risk with customer payments. Accordingly, all such revenue billed to customers is classified as revenue and all corresponding payments to suppliers are classified as cost of revenues. In accordance with ASC 606-10-55-39, the Company accounts for revenue from sales of goods on a gross basis. The Company is primarily responsible for fulfilling the promise to provide the goods to the customer; bears certain inventory risk and also has the discretion in establishing prices. See Note 4 for further discussion on Revenues.

(m)	Research and Development Costs

We expense research and development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

Research and development costs also include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. All the software developed in 2018 and 2017 did not reach technological feasibility and therefore no costs capitalized.

(n)	Share-Based Compensation

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

(o)	Income Taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no such interest or penalty for the years ended December 31, 2018 and 2017.

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. U.S. Tax reform also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.

(p)	Net Loss Per Share Attributable to IDEX Shareholders

Net loss per share attributable to our shareholders is computed in accordance with ASC 260, Earnings per Share. The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between ordinary shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because the holders are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Company is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

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

(q)	Reclassifications of a General Nature

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

(r)	Recent Accounting Pronouncements

Standards Issued and Not Yet Implemented

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (“ASC 842”) "Leases." ASC 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under ASC 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. We will adopt ASC 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately $8.3 million of lease assets and liabilities will be recognized on our consolidated balance sheet upon adoption. We are substantially complete with our implementation efforts.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. We will adopt ASU 2018-07 effective as of January 1, 2019. The adoption will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts/sales orders which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The effect from the adoption of ASC 606 was not material to our financial statements. (See Note 2 (m) above and Note 4 for more information.)  The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We use the prospective method for our non-marketable equity securities. We have elected to use the measurement alternative for our non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 10 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies how entities should present restricted cash and restricted cash equivalents in the statements of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new guidance changed the presentation of restricted cash in the consolidated statements of cash flows and was implemented on a retrospective basis.

In the first quarter of 2018, the Company adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The update affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The update is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides a more robust framework to use in determining when a set of assets and activities is a business, and also provides more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 6 for additional information.

Note 3. Going Concern and Management’s Plans

As of December 31, 2018, the Company had cash and cash equivalents of approximately $3.1 million and an accumulated deficit of approximately $150.0 million.  Additionally, the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

Management has taken several actions below to ensure that the Company will continue as a going concern through March 31, 2020, including reductions in YOD legacy segment related expenses and discretionary expenditures.

•	As discussed in Note 14, the Company has entered into a convertible note agreement with Sun Seven Stars Investment Group Limited (“SSSIG”) in which it will receive approximately $1.5 million in additional cash during 2019.
•	Through the recent asset purchase of the SolidOpinion (defined in Note 22), we acquired $2.5 million in cash; and
•	The Company recently closed on a financing of $2.05 million with ID Venturas 7, LLC. Please refer to Note 22 for additional information.

As part of the Company’s strategy, management raised these recent capital to cover short and medium term cash needs, while it plans to unlock revenue from its new fintech advisory services business in 2019.  Therefore, the Company does not plan to take additional outside investments in the near term, unless there is a delay product expectations and sales.

Although the Company may attempt to raise funds by issuing debt or equity instruments, in the future additional financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Note 4. Revenue

The majority of the Company’s revenue is derived from Wecast Service (100% in 2018 and 99.5% in 2017). The following table presents our revenues disaggregated by revenue source, geography (based on our business locations) and timing of revenue recognition.

	2018	2017
Geographic Markets
Singapore	$260,034,401	$19,028,003
USA	638,412	7,037
Hong Kong	117,070,059	119,683,121
PRC	-	5,634,679
	$377,742,872	$144,352,840
Segments
-Wecast Service
Crude oil	$260,034,401	$143,558,567
Consumer electronics	116,723,251	-
Other	985,220	-
	377,742,872	143,558,567
-Legacy YOD	-	794,273
Total	$377,742,872	$144,352,840

Wecast service revenue

Wecast Services is mainly engaged in the sales of crude oil and consumer electronics. Revenue from the sales of crude oil and consumer electronics is recognized when the customer obtains control of the Company’s crude oil and consumer electronics, which occurs at a point in time, usually upon shipment or upon acceptance. The contracts are generally short-term contracts where the time between order confirmation and satisfaction of all performance obligations is less than one year.

The most significant judgment is determining whether we are the principal or agent for the sales of crude oil and consumer electronics. We report revenues from these transactions on a gross basis where we are the principal considering the following principal versus agent indicators:

(a)	We are primarily responsible for fulfilling the promise to provide the goods to the customer. The Company enters into contracts with customers with specific quality requirements and the suppliers separately. The Company is obliged to provide the goods if the supplier fails to transfer the goods to the customer and responsible for the acceptability of the goods.
(b)	The Company has certain inventory risk. Although the Company has the title to the good only momentarily before passing title on to the customer, the Company is responsible to arrange and issue bill of lading to the customer so that the customer can have the right to obtain the required oil product. In addition, the customer can seek remedies and submit the clam against the Company regarding the quality or quantity of the products delivered.
(c)	The Company has discretion in establishing prices. Upon delivery of the crude oil and consumer electronics to the customer, the terms of the contract between the Company and the supplier require the Company to pay the supplier the agreed-upon price. The Company and the customer negotiate the selling price, and the Company invoices the customer for the agreed-upon selling price. The Company’s profit is based on the difference between the sales price negotiated with the customer and the price charged by the supplier. The sales price for crude oil is based on the daily benchmark price of spot product plus any premium determined by the Company.

Legacy YOD revenue

In October 2016, the Company signed an agreement to form a partnership with Zhejiang Yanhua ("Yanhua Agreement"), where Yanhua acts as the exclusive distribution operator in PRC. According to the Yanhua Agreement, the existing legacy Hollywood studio paid contents as well as other IP contents specified in the agreement, along with the corresponding authorized rights letter that the Company is entitled to, will be turned over to Yanhua as a whole package, which was agreed to be priced at RMB13 million (approximately $2 million) as minimal guarantee fee. In addition to the minimal guarantee fee specified, there is a provision in the Yanhua Agreement which states that once the revenue recognized from the existing contents transferred from us to Yanhua reaches the amount of minimal guarantee fee, the revenue above minimal guarantee fee will be shared with us from the date when this revenue threshold is reached based on certain revenue-sharing mechanism stipulated in the Yanhua Agreement.

The payment is agreed to be paid in two installments, the first half of RMB 6.5 million was received on December 30, 2016 and revenue was recognized in 2017 based on ASC 926-605. The remaining RMB 6.5 million will be paid under the scenario that the license content fees due to Hollywood studios for the existing legacy Hollywood paid contents will be settled. We did not recognize revenue for the second installment (RMB 6.5 million) since the Company is not entitled to the second installment as of December 31, 2018.

Arrangements with multiple performance obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on an observable prices charged to customers or adjusted market assessment or using expected cost plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

Variable consideration

Certain customers may receive discounts, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.

Deferred revenues

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Practical expedients and exemptions

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Note 5.	VIE Structure and Arrangements

We consolidate VIEs in which we hold a variable interest and are the primary beneficiary through contractual agreements. We are the primary beneficiary because we have the power to direct activities that most significantly affect their economic performance and have the obligation to absorb the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

For these consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of December 31, 2018 and 2017, assets (mainly long-term investments) that can only be used to settle obligations of these VIEs were approximately $3.5 million and $3.7 million, respectively, and the Company is the major creditor for the VIEs.

In order to operate our Legacy YOD business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs: Beijing Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”) and Tianjin Sevenstarflix Network Technology Limited (“SSF”). These contractual agreements will be expired in March 2030 and April 2036, respectively and may not be terminated by the VIEs, except with the consent of, or a material breach by us. Currently, the Company is still evaluating the overall operating strategy for YOD legacy business and does not have plan to provide any funding to these two VIEs. Please refer to Note 19(a) for associated regulatory risks.

The key terms of the VIE Agreements are summarized as follows:

Equity Pledge Agreement

The VIEs’ Shareholders pledged all of their equity interests in VIEs (the “Collateral”) to YOD On Demand (Beijing) Technology Co., Ltd (“YOD WFOE”), our wholly owned subsidiary in PRC, as security for the performance of the obligations to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the VIEs’ Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

Call Option Agreement

The VIEs’ Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the VIEs’ Shareholders’ equity in VIEs. The exercise price of the option shall be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement is until all of the equity interest in VIEs held by the VIEs’ Shareholders are transferred to YOD WFOE, or its designee and may not be terminated by any part to the agreement without consent of the other parties.

Power of Attorney

The VIEs’ Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of VIEs. The VIEs’ Shareholders may not transfer any of its equity interest in VIEs to any party other than YOD WFOE. The Power of Attorney agreements may not be terminated except until all of the equity in VIEs has been transferred to YOD WFOE or its designee.

Technical Service Agreement

YOD WFOE has the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIEs, and the VIEs is required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE is entitled to receive service fees from the VIEs equivalent to YOD WFOE’s cost plus 20-30% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and the VIEs agree to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement is perpetual, and may only be terminated upon written consent of both parties.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of the VIEs’ Shareholders, the spouses unconditionally and irrevocably agree to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses agree to not make any assertions in connection with the equity interest of VIE and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses further pledge to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the spouses obtain any equity interests of VIE which are held by the VIEs’ Shareholders, the spouses agreed to be bound by the VIE agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including sign a series of written documents in substantially the same format and content as the VIE agreements.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and each nominee shareholder, YOD WFOE agrees to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waives and releases the VIEs’ Shareholders from any claims arising from, or related to, their role as the legal shareholder of the VIE, provided that their actions as a nominee shareholder are taken in good faith and are not opposed to YOD WFOE’s best interests. The VIEs’ Shareholders will not be entitled to dividends or other benefits generated therefrom, or receive any compensation in connection with this arrangement. The Letter of Indemnification will remain valid until either the nominee shareholder or YOD WFOE terminates the agreement by giving the other party hereto sixty (60) days’ prior written notice.

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

Loan Agreement

Pursuant to the Loan Agreement dated April 5, 2016, YOD WFOE agrees to lend RMB 19.8 million and RMB 0.2 million, respectively, to the VIEs’ Shareholders for the purpose of establishing SSF and for development of its business. As of December 31, 2018, RMB27.6 million ($4.2 million) have been lent to VIEs’ Shareholders which has contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution to SSF. The loan can only be repaid by a transfer by the VIEs’ Shareholders of their equity interests in SSF to YOD WOFE or YOD WOFE’s designated persons, through (i) YOD WOFE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the VIEs’ Shareholders’ equity interests in SSF at such price as YOD WOFE shall determine (the “Transfer Price”), (ii) all monies received by the VIEs’ Shareholders through the payment of the Transfer Price being used solely to repay YOD WOFE for the loans, and (iii) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WOFE in cash. Otherwise, the loans shall be deemed to be interest free. The term of the Loan Agreement is perpetual, and may only be terminated upon the VIEs’ Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

Therefore, we consider that there is no asset of the VIEs that can be used only to settle obligation of the Company, except for the registered capital of VIEs amounting to RMB38.2 million (approximately $5.8 million).

Note 6.	Acquisitions and Divestitures

2018 Acquisitions

(a)	Grapevine Logic, Inc. (“Grapevine”)

On September 4, 2018, the Company completed the acquisition of 65.65% share of Grapevine for $2.4 million in cash. Grapevine fits within our overall core strategy to promote the use, development and advancement of technologies, by bringing technology leaders together with industry leaders and creating synergies in our Fintech Ecosystem and the businesses in our network of Industry Ventures. Grapevine is an end-to-end influencer marketing platform that facilitates collaboration between advertisers and brands with video based social influencers and content creators. We believe that Grapevine will help us develop strength in the consumer digital products industry vertical by providing the platform for connecting brands with content-producing influencers and their large-scale audience of consumer-driven followers to whom digital tokens, loyalty and discount cards, multi-purpose digital wallets, and other services may be marketed via Grapevine on behalf of the Company, brand advertisers and influencers, all according to a follower’s areas of interest. As a result of the acquisition, the Company can enhance our flexibility and adaptability in a rapidly evolving technological environment. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Grapevine. All of the goodwill was assigned to the Company’s Wecast Service segment. None of the goodwill recognized is expected to be deductible for income tax purposes. The transaction was accounted for as a business combination.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in Grapevine as of December 31, 2018.

Cash	$508,000
Other financial assets	388,000
Financial liabilities	(747,000)
Noncontrolling interest	(679,000)
Goodwill	705,000
Influencer network	1,980,000
Customer contract	500,000
Trade name	110,000
Technology platform	290,000
Deferred tax liabilities	(570,000)
$2,485,000

Pro forma results of operations for Grapevine have not been presented because it is not material to the consolidated results of operations. For all intangible assets acquired and purchased during the year ended December 31, 2018, the influencer network has a weighted-average useful life of 10 years, customer contracts have a weighted-average useful life of 3 years, the trade name has a weighted-average useful life of 15 years and technology platform has a weighted-average useful life of 7 years.

Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Bruno Wu (“Dr. Wu”), the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date. The Option Agreement will expire on August 31, 2021.

(b)	Shanghai Guang Ming Investment Management (“Guang Ming”)

On April 24, 2018, the Company completed the acquisition of 100% equity ownership in Guang Ming, a PRC limited liability company, for a total purchase price of $0.36 million in cash. One of the two selling shareholders is a related party, an affiliate of Dr. Wu. Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. Under Accounting Standard Codification (“ASC”) 805-50-05-5 and ASC 805-50-30-5, the transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets of Guang Ming were transferred to the Company, and the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in place at the beginning of periods presented in which the common control existed.

Pro forma results of operations for year 2017 acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

(c)	Joint Venture with TPJ Ltd.

On October 9 2018, the Company announced that it has entered into a joint venture agreement with TPJ Ltd (“TPJ”), to create Ideanomics Resources LTD, a company organized under the laws of England and Wales and based in London. The joint venture will initially focus its efforts in Africa and Middle East, where TPJ has significant long-term relationships and unlock value in the commodities and energy sectors by leveraging and utilizing the Ideanomics Platform-as-a-Service (“PaaS”) solutions. The Company owns 75% equity interest of Ideanomics Resources and has no obligation to fund the operations. Ideanomics Resources is still in development stage and no revenue generated in 2018.

2017 Acquisitions

In January 2017, we completed two acquisitions, Sun Video Group Hong Kong Limited (“SVG”) and Wide Angle Group Limited (“Wide Angle”), for our Wecast business. As of the result of these acquisitions, the Company started to engage in consumer electronics e-commerce and smart supply chain management operations as part of our business strategy for our Wecast Service.

The Company acquired 100% of ownership in SVG and 55% of ownership in Wide Angle from a related party, BT Capital Global Limited (“BT”) for $800,000 in cash and contingent consideration arrangement with a $50 million convertible Promissory Note (the “SVG Note”) and a certain percentage of profits. BT is 100% owned by Dr. Wu. The contingent consideration arrangements are as follows:

1.

SVG Note- SVG Note with the principal and interest thereon can be convertible into the Company’s common stock at a conversion rate of $1.50 per share and will be automatically convert upon shareholders’ approval. BT has guaranteed that the business of SVG and its subsidiaries and Wide Angle (the “Sun Video Business”) shall achieve revenue of $250 million and $15 million of gross profit (collectively the “Performance Guarantees”) within 12 months of the closing (by January 2018). If the Sun Video Business fails to meet the Performance Guarantees, BT shall either forfeit back to the Company the Company’s common stock (“Earnout Shares”) or the SVG Note, on a pro rata basis based on the Performance Guarantee for which the Sun Video Business achieves the lowest percentage of the respective amount guaranteed. In 2018, the Company determined to issue 16.5 million Earnout Shares directly to BT.

2.

Profit sharing payments- if the Sun Video Business achieves more than $50 million in cumulative net income within 3 years of closing, (the “Net Income Threshold”), the Company shall pay BT 50% of the amount of any cumulative net income above the Net Income Threshold. Profit sharing payments shall be made on an annual basis, in either cash or stock at the discretion of our Board of Directors. If the Board decides to make the payment in stock, the number of our shares of common stock to be awarded shall be determined on the basis of the closing market price of the Company’s common stock. As of December 31, 2018, the Company does not expect Sun Video Business will meet Net Income Threshold and therefore did not record contingent liability relating to profit sharing payments.

Since the Company, SVG and Wide Angle had been under common controlled by Dr. Wu since November 10, 2016, this transaction was accounted for as a business combination between entities under common control. Therefore, in accordance with ASC Subtopic 805-50, the consolidated financial statements of the Company include the acquired assets and liabilities of the SVG and Wide Angle at their historical carrying amounts starting from November 10, 2016. The consideration of $800,000 was paid in 2017 and 16.5 million Earnout Shares were issued in 2018 and the Company offset it against equity in accordance with ASC 805-50-25-2.B.

2018 Divestitures

The Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In December 2018, we entered into an agreement with Hooxi, an entity listed on the TSX venture exchange in Canada, and completed the sale of our investment (55% interest) in Wide Angle and Shanghai Huicang Supplychain Management Ltd., whose operations mainly focus on magazines printing, for a nominal amount. This business was under the Wecast segment and had annual sales of approximately $347,000 and continued to incur losses with net assets is approximately $46,000. The transaction resulted in a loss of approximately $1.2 million.

Note 7. Accounts Receivable

Accounts receivable is mainly from our Wecast Service business and consisted of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable, gross	$19,370,665	$26,965,731
Less: allowance for doubtful accounts	-	(3,646)
Accounts receivable, net	$19,370,665	$26,962,085

The movement of the allowance for doubtful accounts is as follows:

	December 31,	December 31,
	2018	2017
Balance at the beginning of the year	$3,646	$2,828,796
Additions charged to bad debt expense	-	145,512
Write-off of bad debt allowance	-	(89,851)
Disposal of Zhong Hai Shi Xun	(3,646)	(2,880,811)
Balance at the end of the year	$-	$3,646

Note 8. Property and Equipment, net

The following is a breakdown of property and equipment:

	December 31,	December 31,
	2018	2017
Furniture and office equipment	$357,064	$308,383
Vehicle	63,135	147,922
Leasehold improvements	200,435	8,058
Total property and equipment	620,634	464,363
Less: accumulated depreciation	(186,514)	(337,088)
Construction in progress (Fintech Village)	14,595,307	-
Property and Equipment, net	$15,029,427	$127,275

The Company recorded depreciation expense of approximately $139,903 and $221,006, which is included in its operating expense for the years ended December 31, 2018 and 2017, respectively.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

On October 10, 2018, the Company purchased a 58-acre former University of Connecticut campus in West Hartford from the State of Connecticut for $5.2 million in cash and also assumed responsibility of the environmental remediation. The Company obtained a surety bond in favor of the University of Connecticut and the State of Connecticut (the “Seller”) in connection with the Company’s environmental remediation obligations. In order to obtain the surety bond, the Company was required to post $3.6 million in cash collateral with the bonding company and recorded in other non-current assets in the consolidated balance sheet. The Company recorded asset retirement obligations in the amount of $8.0 million as of December 31, 2018 which was the estimates performed by the Seller and at a discount to the purchase price, therefore, we considered it a reasonable estimate of fair value of our asset retirement obligation pursuant to ASC 410-20-25-6. We will assess asset retirement obligations periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

We plan to transform the property into a world-renowned technology campus named Fintech Village with a focus on being a leading technology and innovation facility for developing new and next-generation Fintech solutions utilizing artificial intelligence, deep learning and blockchain. The estimated cost to be incurred to complete construction of Fintech Village is approximately $283 million.

In connection with the acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement"), pursuant to which the State of Connecticut may provide up to $10.0 million of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10.0 million of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default. There were no borrowings from the Funding as of December 31, 2018.

The Company capitalized direct costs and interest cost incurred on funds used to construct Fintech Village and the capitalized cost is recorded as part of construction in progress. Capitalized cost was approximately $945,000 in 2018 mainly related to the legal and architect costs.

Note 9. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

Wecast business
Balance as of December 31, 2017	$-
Acquisitions	704,884
Foreign currency translation and other adjustments	-
Balance as of December 31, 2018	$704,884

Intangible Assets

Information regarding amortizing and indefinite lived intangible assets consisted of the following:

		December 31, 2018				December 31, 2017
	Weight Average Remaining Useful Life	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carry Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Animation Copyright	1.3	$301,495	$(64,606)	$-	$236,889	$-	$-	$-	$-
Software and licenses	-	97,308	(93,251)	-	4,057	214,210	(199,626)	-	14,584
Patent and trademark (i)	-	-	-	-	-	92,965	(39,943)	(53,022)	-
Influencer network (ii)	9.7	1,980,000	(66,000)	-	1,914,000	-	-	-	-
Customer contract (ii)	2.7	500,000	(55,556)	-	444,444	-	-	-	-
Trade name (ii)	14.7	110,000	(2,444)	-	107,556	-	-	-	-
Technology platform (ii)	6.7	290,000	(13,808)	-	276,192	-	-	-	-
Total amortizing intangible assets		$3,278,803	$(295,665)	$-	$2,983,138	$307,175	$(239,569)	$(53,022)	$14,584
Indefinite lived intangible assets
Website name (iii)		159,504	-	(134,290)	25,214	134,290	-	-	134,290
Patent (i)		28,000	-	-	28,000	10,599	-	(10,599)	-
Total intangible assets		$3,466,307	$(295,665)	$(134,290)	$3,036,352	$452,064	$(239,569)	$(63,621)	$148,874

(i)	During the second quarter of 2017, the Company determined that one of its subsidiaries in the US would not serve the core business or generate future cash flow. As no future cash flows will be generated from using the patents owned by this subsidiary, the Company estimated the fair value of those patents to be nil as of June 30, 2017. Fair value was determined using unobservable (Level 3) inputs. Impairment loss from patents of $63,621 was recognized in 2017 to write off the entire book value of the patents.
(ii)	During the third quarter of 2018, the Company completed the acquisition of 65.65% share of Grapevine. See Note 6.
(iii)	The Company wrote off the YOD website in the amount of approximately $134,000 in 2018 since we no longer used the website.

Amortization expense relating to purchased intangible assets was $212,429 and $87,096 for the years ended December 31, 2018, and 2017, respectively.

The following table outlines the expected amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized
2019	$546,882
2020	520,921
2021	357,873
2022	246,762
2023 and thereafter	1,310,700
Total amortization to be recognized	$2,983,138

Note 10. Long-term Investments

Long-term investments consisted of Non-marketable Equity Investment (approximately $9.5 million and $6.6 million in 2018 and 2017, respectively) and Equity Method Investment (approximately $17.0 million and $0.4 million in 2018 and 2017, respectively)

Non-marketable equity investment

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and totaled approximately $9.5 million as of December 31, 2018. As of December 31, 2017, non-marketable equity securities accounted for under the cost method had a carrying value of approximately $6.6 million.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. There is no impairment in 2018 and 2017.

Equity method investments

The Company’s investment in companies accounted for using the equity method of accounting consist of the following:

		December 31, 2018
		January 1, 2018	Addition	Loss on investment	Impairment loss	Foreign currency translation adjustments	December 31, 2018
Wecast Internet	(i)	$6,044	$-	$(1,935)	$-	$5	$4,114
Hua Cheng	(ii)	353,498	-	(46,070)	-	1,238	308,666
BDCG	(iv)	-	9,800,000	-	-	-	9,800,000
DBOT	(v)	-	6,976,346	(132,620)	-	-	6,843,726
Total		$359,542	$16,776,346	$(180,625)	$-	$1,243	$16,956,506

All the investments above are privately held companies; therefore, quoted market prices are not available. We have not received any dividends since initial investments.

(i)	Wecast Internet

Starting from October 2016, we have 50% interest in Wecast Internet Limited (“Wecast Internet”) and initial investment was invested RMB 1,000,000 (approximately $149,750). Wecast Internet is in the process of liquidation and the remaining carrying value is immaterial.

(ii)	Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd.(“Hua Cheng”)

As of December 31, 2018 and 2017, the Company held 39% equity ownership in Hua Cheng, a company established to provide integrated value-added service solutions for the delivery of VOD and enhanced content for cable providers.

(iii)	Shandong Lushi Media Co., Ltd (“Shandong Media”)

As of December 31, 2018 and 2017, the Company held 30% equity ownership in Shandong Media, a print based media business, for Legacy YOD business. The accumulated operating loss of Shandong Media reduced the Company’s investment in Shandong Media to zero. The Company has no obligation to fund future operating losses.

(iv)	BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, we signed a joint venture agreement with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing AI and big data technology in the United States. On April 24, 2018, the Company acquired 20% equity ownership in BDCG from one noncontrolling party with cash consideration of a total consideration of $9.8 million which consists of $2 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock), increasing the Company’s ownership to 60%. The remaining 40% of BDCG are held by Seasail ventures limited (“Seasail”). The accounting treatment of the joint venture is based on the equity method due to variable substantive participanting rights (in accordance with ASC 810-10-25-11) granted to Seasail. The new entity is currently in the process of ramping up its operations.

(v)	Delaware Board of Trade Holdings, Inc. (“DBOT”)

In August, 2017, the Company made a strategic investment of $250,000 in the Delaware Board of Trade Holdings, Inc. (“DBOT”) to acquire 187,970 common shares. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology. The Company accounts for this investment using the cost method in 2017, as the Company owns less than 4% of the common shares and the Company has no significant influence over DBOT.

By October 2018, the Company issued 2,267,869 shares of the Company’s common stock to acquire additional shares in DBOT, thereby increasing its holdings to 36.92%. As a result, the Company changed its method of accounting for this investment to equity method. The effect of the change from cost method to equity method was immaterial.

Note 11.  Supplementary Information

Other Current Assets

“Other current assets” were approximately $3.6 million and $2.3 million as of December 31, 2018 and 2017, respectively. Component of "Other current assets" as of December 31, 2018 and 2017 that was more than 5 percent of total current assets was other receivable in the amount of $3.3 million, including operations deposits receivable from a non-controlling shareholder (approximately $0.9 million) and $ 2.2 million due from third parties, respectively.

Other Current Liabilities

“Other current liabilities” were approximately $4.6 million and $0.8 million as of December 31, 2018 and 2017, respectively. Component of "Other current liabilities" that was more than 5 percent of total current liabilities was other payable to third parties in the amount of $4.6 million and $0.6 million respectively.

Note 12. Convertible Note-Long Term

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12,000,000 (the Notes). The Notes bear interest at a rate of 8%, mature on June 28, 2021, and are convertible into approximately 6,593,406 shares of the Company’s common stock at a conversion price of $ 1.82 per share. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded of approximately $1.4 million. Total interest expense recognized relating to the beneficial conversion feature was $698,000 during the year ended December 31, 2018. The agreements also require the Company to comply with certain covenants, including restrictions on the use of the proceeds and other convertible note offering. As of December 31, 2018, the Company was in compliance with all ratios and covenants.

Note 13. Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 50 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2018 and 2017, 7 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and only entitled to receive dividends when and if declared by the board.

Common Stock

Our board of directors has authorized 1,500 million shares of common stock, $0.001 par value.

Year 2018 Equity Transactions

In March and June 2018, the Company entered into a subscription agreement with GT Dollar Ptd. Ltd. (“GTD”) for a private placement and was subsequently amended to reduce the amount of the investment to from $40.0 million to $10.0 million. In October 2018, the Company received $10.0 million and issued an aggregate of 5,494,505 shares of the common stock of the Company, for $1.82 per share, to GTD.

In June and December 2018, the Company entered into a subscription agreement and amended agreements with Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation (“SSSIG”), an affiliate of Dr. Wu, to purchase $1.1 million of Common Stock at the then market price. The Company has received $1.1 million in total as of December 31, 2018. The Company expects to issue 572,917 shares of common stock in 2019.

In July and December, 2018, the Company entered into a share purchase and option agreement and amended agreement with Star Thrive Group Limited (“Star”), a British Virgin Islands corporation, pursuant to which Star purchased 5,027,324 shares of the Company’s common stock, for $9.2 million (the “Investment”). The Company also granted to Star a share purchase option (the “Call Option”) pursuant to which the Star may, within 24 months after July 24, 2018, purchase from the Company such number of shares of common stock that would bring Star’s total ownership of the Company’s issued and outstanding shares up to 19.5% on a fully diluted basis, at a price equal to 95% of the weighted average trading price of the common stock within 3 months prior to the exercise date of the Call Option. As of December 31, 2018, the Company has received $9.2 million and 5,027,324 shares have been issued. The fair value of the call option is $8.0 million using the Black-Sholes valuation model using the following assumptions: expected terms 1.81 years; volatility 132.55%; dividend yield: zero and risk free interest rate 2.81%. The management determined that the call options is classified within shareholders’ equity as “Additional paid-in capital” upon the issuance in accordance with ASC 815-40 and the proceeds from the investment are allocated to common stock and call options based on the relative fair value of the securities in accordance with ASC 470-20-30.

Year 2017 Equity Transactions

In May 2017, the Company entered into a subscription agreement with certain investors, including officers, directors and other affiliates of the Company, pursuant to which the Company issued and sold to such investors, in a private placement, an aggregate of 727,273 shares of the common stock of the Company, for $2.75 per share, or a total purchase price of $2.0 million. Investors in the private placement included Lan Yang, the wife of the Company’s Chairman Dr. Wu, and China Telenet Ventures Limited, an entity owned and controlled by Sean Wang, a member of the Company’s Board of Directors. As of July 18, 2017, all subscription amounts have been received by the Company.

In October 2017, the Company entered into a Securities Purchase Agreement with Hong Kong Guo Yuan Group Capital Holdings Limited. Pursuant to the terms of the agreement, the Company sold and issued 5,494,505 shares of the Company’s common stock for $1.82 per share, or a total purchase price of $10.0 million.

Note 14.    Related Party Transactions

(a)	Convertible Note

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, our Vice Chairman, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365-day year. We entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.5), convertible stocks (changed from of Series E Preferred Stock to Common Stock) and extension of the maturity date to December 31, 2019.

On November 9, 2017, the Board of Directors approved Amendment No. 7 to $3.0 million Convertible Promissory Notes (“Note”) issued to Mr. Shane McMahon, our Vice Chairman, pursuant to which the maturity date of the Note was extended to December 31, 2019. The Note remains payable on demand or convertible on demand into Common Stock at a conversion price of $1.50.

In 2018 and 2017, the Company paid such interest in the amount of $0.0 and $407,863 to Mr. McMahon, and the accumulated interest payable as of December 31, 2018 and 2017 was $140,055 and $20,055.

For the years ended December 31, 2018 and 2017, the Company recorded interest expense of $120,000 and $120,000 related to the Note.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2,500,000. The convertible promissory note bear interest at a rate of 4%, matures on February 8, 2020, and are convertible into the shares of the Company’s common stock at a conversion price of $ 1.83 per share anytime at the option of SSSIG.

As of December 31, 2018, SSSIG advanced $1.0 million to the Company. We have not received the remaining $1.5 million.

(b)	Assets Disposal to BT

On November 28, 2017, for strategic reasons, the Company and BT agreed to amend the BT share purchase agreement, in which the Company will neither sell the equity of Nanjing Tops Game Co., Ltd, and the equity of the Pantaflix joint venture to BT nor receive the previously agreed upon consideration for such sales. Instead the Company sold to BT 80% of the outstanding capital stock of Zhong Hai Shi Xun Media (Legacy YOD business) to streamline the operations of the Company and to eliminate the Company’s exposure to any liabilities and obligations of Zhong Hai Shi Xun Media.

(c)	Acquisition of Guang Ming

Please refer to Note 6 (b).

(d)	Stock Option to Non-controlling party in exchange of Grapevine’s interest with the stocks of the Company

Please refer to Note 6 (a) Fomalhaut Interest.

(e)	Investment in Asia Times Holdings (“Asia Times”)

In September 2018, we announced the proposed joint venture with Asia Times, a Hong Kong company which owns the Asia Times newspaper, to be named Asia Times Financial Limited (“ATF”). Effective February 20, 2019, and in connection with the resignation of three former executives (see Note 22), the Company and Asia Times agreed to terminate their subscription agreement so that the Company retains approximately 3.16% interest in Asia Times for $1.2 million in cash, and not be obligated to make any further investment into Asia Times. In addition, the parties have agreed to terminate the shareholder’s agreement for the joint venture, ATF. The Company paid $1.2 million in 2018 and recorded in long term investment (non-marketable equity investment).

(f)	Acquisition of Fintalk Assets (defined below)

For developing our Wecast business, on September 7, 2018, the Company entered into an agreement to purchase FinTalk Assets with Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets are the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The purchase price for Fintalk Assets is $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded in prepaid expense. The transaction is expected to be completed by the second quarter of 2019.

(g)	Transactions with Hooxi Network (formerly known as Liberty Biopharma Inc.) (“Hooxi”)

Equity Investment

In September 2018, the Company entered a share purchase agreements with SSSIG and other persons for whom SSSIG acted as seller-representative (the “Seller”) to purchase common stock of Hooxi, an entity listed on the TSX venture exchange in Canada. The share purchase consisted of the following:

•	an aggregate of 8,583,034 shares of common stock of Hooxi at fair market value in consideration for the Company’s common stock of equivalent value; and
•	an aggregate of 3,240,433 additional shares of Hooxi, subject to the Sellers receiving those shares from Hooxi as award of performance shares (“Hooxi performance shares”), if and when certain performance and vesting conditions set out in an agreement among the Sellers and Hooxi are achieved, in consideration for Company common stock of equivalent value. These Hooxi performance shares represent 50% of performance based Hooxi shares to which the Sellers are entitled. In the event the performance criteria are not met, the Hooxi performance shares will not be issued to the Sellers and thus the purchase of these performance shares by the Company will not close.

As of the date of this report, the shares related to the above transaction have not been issued by either the Company or SSSIG.

In addition, the Company signed a subscription agreement with Hooxi to purchase 1,173,333 common shares of Hooxi for $2.0 million in cash. The Company paid $2.0 million of the purchase price in 2018. The Company recorded this in long-term investments (non-marketable equity investment) (Note 10) in consolidated balance sheets.

Sales of Wide Angle and its subsidiary

Please see Note 6 - 2018 Divestitures.

(h)	Crude Oil Trading

For the years ended December 31, 2018, we purchased crude oil in the amount of approximately $244 million from three suppliers that a minority shareholder of the Company has significant influence upon because this minority shareholder has significant influence on both our Singapore joint venture and these three suppliers. The Company has recorded the purchase on a separate line item referenced as “Cost of revenue from related parties” in its financial statements. There is no outstanding balances due (in Accounts Payable) as of December 31, 2018. No such related party transactions occurred in 2017.

For the years ended December 31, 2018 and 2017, we sold crude oil in the amount of approximately $0 million and $19 million to one customer that is partially owned by the same individual who is also a minority shareholder of Seven Stars Energy Pte. Ltd. (“SSE”). The Company has recorded this sale on a separate line item referenced as “Revenue from Related Party” in its financial statements.

(i)	Consumer Electronics Trading

For the years ended December 31, 2018, we sold consumer electronics in the amount of approximately $99.7 million to one customer that a director of minority shareholder of our subsidiary has significant influence upon. There is no outstanding balances due (in Accounts Receivable) as of December 31, 2018. No such related party transactions occurred in 2017. The Company has recorded this sale on a separate line item referenced as “Revenue from Related Party” in its financial statements.

Note 15. Share-Based Payments

As of December 31, 2018, the Company had 1,706,431 options, 87,586 restricted shares and 60,000 warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, our Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of December 31, 2018, the maximum aggregate number of shares of our common stock that may be issued under the 2010 Plan increased from 4,000,000 shares to 31,500,000 shares. As of December 31, 2018, options available for issuance are 27,635,499 shares.

For the years ended December 31, 2018 and 2017, total share-based payments expense was approximately $3.4 million and $1.3 million, respectively.

(a)	Stock Options

Stock option activity for the year ended December 31, 2018 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2018	1,853,391	$3.2	2.99	$0.02
Granted	-	-
Exercised	(136,961)	2.34
Expired	(9,999)	1.58
Forfeited	-	-
Outstanding at December 31, 2018	1,706,431	$3.28	4.08	$-
Vested and expected to be vested as of December 31, 2018	1,706,431	$3.28	4.08	$-
Options exercisable at December 31, 2018 (vested)	1,653,097	$3.33	3.94	$-

As of December 31, 2018, approximately $64,960 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.43 years. The total fair value of shares vested for the years ended December 31, 2018 and 2017 was $364,001 and $974,237 respectively.  Cash received from options exercised during 2018 and 2017 was approximately $28,000 and $100,000.

The following table summarizes the assumptions used to estimate the fair values of the share options granted for the year ended 2017 presented. There were no options granted in 2018.

December 31,
2017
Expected term	5.4 ~5.9 years
Expected volatility	55% ~ 85%
Expected dividend yield	0%
Risk free interest rate	2.04% ~2.29%

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother has been expired without exercise on January 31, 2019. The warrants that were issued to Beijing Sun Seven Stars Culture Development Limited (“SSS”) has been expired without exercise on March 28, 2018. Cash received from warrants exercised during 2018 and 2017 was approximately $1,126,000 and $1,725,000.

As of December 31, 2018, the weighted average exercise price was $1.75 and the weighted average remaining life was 0.08 years. The following table outlines the warrants outstanding and exercisable as of December 31, 2018 and December 31, 2017:

	2018	2017
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date

2014 Broker Warrants (Series E Financing)	60,000	703,714	$1.75	01/31/19
2016 Warrants to SSS	-	1,818,182	$2.75	03/28/18
	60,000	2,521,896

On September 24, 2018, the Company entered into an employment agreements with three executives and subsequently resigned in February 2019 (see Note 22). As part of their employment agreements, they were entitled to warrants for an aggregate of 8,000,000 shares at an exercise price of $5.375 per share, which is a 25% premium to the $4.30 per share closing market price of the Company’s common stock on September 7, 2018. As a result of the resignation, all the warrants were forfeited.

(c)	Restricted Shares

In January, 2017, the Company granted 35,000 restricted shares to one employee under the “2010 Plan”. The restricted shares have a vesting period of four years with the first one-fourth vesting on the first anniversary from grant date and the remaining three-fourth vesting ratably over twelve quarters. The grant date fair value of the restricted shares was $43,750. As this employee left the Company in February 2017, no expense was recorded.

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

In April and June, 2018, the Company granted 1,342,743 restricted shares to certain employees under the “2010 Plan”. 1,239,743 of the restricted shares were all vested immediately at commencement date. Rest of the shares have a vesting period of two years with the first half vesting on the first anniversary from grant date and the other half vesting on the second anniversary. The grant date fair value of the restricted shares was $3,469,532.

A summary of the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2018	109,586	$1.92
Granted	1,342,743	2.58
Forfeited	(100,000)	2.27
Vested	(1,264,743)	2.56
Non-vested restricted shares outstanding at December 31, 2018	87,586	$2.46

 As of December 31, 2018, there was $131,950 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average period of 1.26 years.

Note 16. Loss Per Common Share

	2018	2017
Net loss attributable to common stockholders	$(27,426,356)	$(10,503,049)
Basic
Basic weighted average common shares outstanding	78,386,116	61,182,209
Diluted
Diluted weighted average common shares outstanding	78,386,116	61,182,209
Net loss per share:
Basic	$(0.35)	$(0.17)
Diluted	$(0.35)	$(0.17)

Basic loss per common share attributable to our shareholders is calculated by dividing the net loss attributable to our shareholders by the weighted average number of outstanding common shares during the period.

Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was either antidilutive.

	December 31,	December 31,
	2018	2017
Warrants	60,000	2,521,896
Options	1,706,431	2,162,977
Series A Preferred Stock	933,333	933,333
Convertible promissory note and interest	10,407,233	35,346,703
Total	13,106,997	40,964,909

Note 17. Income Taxes

(a)	Corporate Income Tax (“CIT”)

Ideanomics, Inc., M.Y. Products LLC and Grapevine Logic, Inc., are subject to U.S. federal and state income tax.

CB Cayman was incorporated in Cayman Islands as an exempted company and is not subject to income tax under the current laws of Cayman Islands.

Most of the Company’s income is generated in Hong Kong in 2018. The statutory income tax rate in HK is 16.5%.

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

Loss before tax and the provision for income tax benefit consists of the following components:

	2018	2017
Loss before tax
United States	$(13,139,622)	$(841,323)
PRC/Hong Kong/Singapore	(15,323,706)	(10,018,994)
	$(28,463,328)	$(10,860,317)

Deferred tax benefit of net operating loss
United States	$-	$-
PRC/Hong Kong/Singapore	-	-
	$-	$-
Deferred tax benefit other than benefit of net operating loss
United States	$40,244	$-
PRC/Hong Kong	-	-
Total income tax benefit	$40,244	$-

A reconciliation of the expected income tax derived by the application of the U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2018	2017
U. S. statutory income tax rate	21%	34%
Non-deductible expenses:
Non-deductible stock awards	(1.2)%	0.0%
Waiver of intercompany loan related to ZHV disposal	0.0%	14.7%
Others	(0.9)%	(2.9)%
Non-deductible interest expenses	(0.6)%	(0.4)%
Non-taxable change in fair value warrant liabilities	0.0)%	(0.4)%
Increase in valuation allowance	(18.4)%	(21.6)%
Tax rate differential	0.1%	(23.4)%
Effective income tax rate	0.0%	0.0%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
U.S. NOL	$7,977,213	$6,152,242
Foreign NOL	6,406,052	5,365,437
Accrued payroll and expense	131,867	132,812
Nonqualified options	780,800	760,213
Others	171,819	30,040

Total deferred tax assets	$15,467,751	$12,440,744
Less: valuation allowance	$(15,467,751)	$(12,440,744)

As of December 31, 2018, the Company had approximately $38.9 million U.S domestic cumulative tax loss carryforwards and approximately $28.3 million foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. $26.8 million of the U.S. carryforwards expire in the years 2027 through 2037. The remaining U.S. tax loss is not subject to expiration under the new Tax Law. These PRC tax loss carryforwards will expire beginning year 2019 to year 2023. The Company also has a U.S. capital loss carryover, available to offset future capital gains, of $0.4 million which expires in 2024. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards The valuation allowance increased by approximately $3.0 million during 2018, which consists of $2.3 million resulting from operations and $0.7 million resulting from deferred tax liabilities acquired in the Grapevine acquisition.

(b)	Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. There was no identified unrecognized tax benefit as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company did not accrue any material interest and penalties.

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

Another significant change resulting from U.S. Tax Reform is that any future remittances to the parent company from business income earned by its subsidiaries outside of the U.S. will no longer to taxable to the Company under U.S. tax law. The Company would be liable for payment of income tax, or reduction of the net operating loss carryover, at a reduced rate for any accumulated earnings and profits of its non-U.S. subsidiaries at December 31, 2017. Any such tax would be payable over eight years. The Company’s provisional estimate is that there are no such accumulated earnings and profits at December 31, 2017 and consequently no tax would be payable. The Company continues to gather information relating to this estimate and expects to confirm this estimate during 2018.

U.S. Tax Reform includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is expected in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of U.S. Tax Reform, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Note 18. Contingencies and Commitments

(a)	Operating Lease Commitment

The Company is committed to paying leased property costs related to our offices as follows:

Leased Property
Years ending December 31	Costs
2019	$1,728,670
2020	1,341,024
2021	1,202,496
2022	1,294,781
2023	1,343,668
Thereafter	2,587,280
Total	$9,497,919

(b)	Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2018, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Note 19. Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through a series of contractual arrangements (See Note 5). The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, We can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If we had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

Legacy YOD business

The Company has agreements with distribution partners, including digital cable operators, IPTV operators, OTT streaming operators and mobile smartphone manufacturers and operator. A distribution partner that individually generates more than 10% of the Company’s revenue is considered a major customer in 2017. No revenue from Legacy YOD business in 2018.

Wecast Services

Wecast Services is currently primarily engaged with consumer electronics e-commerce and smart supply chain management operations. The Company’s ending customers are located across the world.

For the year ended December 31, 2017, two customers individually accounted for more than 10% of the Company’s third parties revenue. Three customers individually accounted for more than 10% of the Company’s net accounts receivables as of December 31, 2017, respectively.

For the year ended December 31, 2018, two customers individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of December 31, 2018, respectively.

(c)	Major Suppliers

Legacy YOD business

The Company relies on agreements with studio content partners to acquire video contents. A content partner that accounts for more than 10% of the Company’s cost of revenues is considered a major supplier.

Since January 1, 2017, only the content that was acquired from SSS in the amount of $17.7 million were still recorded as licensed content assets and amortized into cost of sales based on revenue and gross profit margin estimates. For the year ended December 31, 2017, $0.8 million was recorded in cost of sales and $0.8 million was recorded as revenue. No further revenue nor cost of sales was recorded since March 31, 2017.

Wecast Services

The Company relies on agreements with consumer electronics manufactures.

For the year ended December 31, 2017, five suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2017.

For the year ended December 31, 2018, three suppliers (two of three suppliers are related parties) individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2018.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of December 31, 2018 and 2017, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	December 31,
	2018	2017
RMB denominated bank deposits with financial institutions in the PRC	$1,523,622	$693,584
US dollar denominated bank deposits with financial institutions in the PRC	$133,053	$628,481
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$13,133	$17,508
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$44,182	$1,505,271
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$697,099	$1,033,769
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$695,155	$3,698,704
Total	$3,106,244	$7,577,317

As of December 31, 2018 and December 31, 2017 deposits of $0 and $369,280 were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

Note 20. Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $3,242 and $13,173 for the years ended December 31, 2018 and 2017, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $456,268 and $439,227 for the years ended December 31, 2018 and 2017, respectively.

Note 21. Segments and Geographic Areas

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

We operate our business in two operating segments: Legacy YOD and Wecast Service. Segment disclosures are on a performance basis consistent with internal management reporting. The Company does not allocate expenses below segment gross profit since these segments share the same executive team, office space, occupancy expenses, information technology infrastructures, human resources and finance department.

Information about segments during the periods presented were as follows:

	2018	2017
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$-	$794,273
-Wecast Service	377,742,872	143,558,567
Net sales	377,742,872	144,352,840
GROSS PROFIT
-Legacy YOD	-	31,659
-Wecast Service	3,167,834	7,132,788
Gross profit	$3,167,834	$7,164,447

	December 31,	December 31,
	2018	2017
TOTAL ASSETS
-Legacy YOD	$26,442,810	$27,141,163
-Wecast Service	51,592,929	30,084,607
-Unallocated assets	16,199,373	11,270,378
-Intersegment elimination	-	(5,051,660)
Total	$94,235,112	$63,444,488

Note 22. Subsequent Event

Acquisition of Assets

On February 19, 2019, the Company entered into an agreement with SolidOpinion, Inc (“SolidOpinion”) to purchase the assets of SolidOpinion in exchange for 4.5 million shares of the Company’s common stock. The assets include cash ($2.5 million) and certain intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 450,000 of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement.  SolidOpinion have the rights to vote and receive the dividends paid with respect to the Escrow Shares.

Severance Payments to Three Former Executives

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay approximately $423,000, $296,000 and $118,000, respectively for salary, severance and expenses.

Issuance of Senior Secured Convertible Debenture

On February 22, 2019, the Company executed an agreement with ID Venturas 7, LLC, whereby the Company issued $2,050,000 in convertible secured note. The note bears interest at a rate of 10% per year and matures on August 22, 2020. The holder is entitled to the following: (i) the convertible note is senior secured and convertible at $1.84 per share of Company common stock at the option of holder, subject to anti-dilution adjustments, (ii) 1,166,113 shares of common stock of the Company and (iii) a warrant exercisable for 150% of the number of shares of common stock which the Note is convertible into.

Acquisition of Tree Motion Sdn. Bhd. (“Tree Motion”)

On March 5, 2019, the Company entered into the following acquisition agreements:

•	Acquire 51% of Tree Motion, a Malaysian company, for 25,500,000 shares of the Company’s common stock at $2.00 per share
•	Acquire 11.22% of Three Motion’s parent company, Tree Manufacturing Sdn. Bhd., for 12,190,000 shares of the Company’s common stock and $620,000 in cash or/and loan.

The transactions are conditioned upon the Company’s completion of its due diligence and customary closing conditions.

Disposal of Assets in exchange of GTDollar coins

In March 2019, the Company entered into the agreement and completed the sale of the following assets (with total carrying amount of approximately $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1,250,000 GTDollar coins (with fair value of approximately $30.0 million).

•	License content (carrying amount approximately $17.0 million as of December 31, 2018)
•	Approximately 13% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount approximately $3.2 million as of December 31, 2018 which is included in long-term investment-Non-marketable Equity Investment)
•	Animation copy right (net carrying amount approximately $0.2 million as of December 31, 2018 included in intangible asset.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 2018, the Audit Committee approved the dismissal of Grant Thornton (“GT”). Since the commencement of GT’s engagement in April 2017 through February 16, 2018, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events requiring disclosures (as described in Item 304(a)(1)(v) of Regulation S-K), except that GT advised the Company of a material weakness in the Company’s internal control of financial reporting related to the design, documentation and implementation of effective internal controls over the review of the cash flow forecasts used in assessing the recoverability of licensed content. GT has not issued any audit report on the consolidated financial statements of the Company for any prior fiscal year, including as of and for the years ended December 31, 2017 and 2016 and therefore GT has not issued an audit report containing an adverse opinion or a disclaimer of opinion, nor has any audit report been qualified or modified as to uncertainty, audit scope or accounting principles.

On February 16, 2018, the Company appointed BF Borgers CPA PC (“BFB”) as its new independent registered public accounting firm to audit the Company’s financial statements as of and for the year ended December 31, 2017 and 2016. The decision to retain BFB was approved by the Audit Committee. During the Company’s fiscal periods prior to February 16, 2018, neither the Company nor anyone on its behalf has consulted with BFB regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended, notwithstanding the existence of a material weakness in our internal controls over financial reporting as disclosed below.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

As of December 31, 2018, a material weakness was identified in our internal controls over financial reporting related to the design, documentation and implementation of effective internal controls for the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, the Company did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in its cash flow forecasts for licensed content recoverability. However, the condition of this material weakness does not exist as of the date of this report as the licensed content was sold in March 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the SEC rules that permit the Company to provide only management’s report in this annual report.

59

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors as of March 29, 2019.

NAME	AGE	POSITION
Bruno Wu	53	Chairman
Shane McMahon	47	Vice Chairman
Richard Frankel	54	Director
Alf Poor	49	Chief Executive Officer, Director
Federico Tovar	45	Chief Financial Officer
James Cassano	71	Director
Jerry Fan	51	Director
Jin Shi	47	Director
Kang Zhao	35	Director
Chao Yang	68	Director

Bruno Wu. Dr. Wu has served as our Chairman since January 12, 2016. Dr. Wu is the founder, co-chairman and CEO of Sun Seven Stars Media Group Limited, a private media and investment company in China, since 2007. Its predecessor is Sun Media Group Holdings Limited, which was established by Dr. Wu and his spouse in 1999. Dr. Wu served as chairman of Sun Media Group from 1999 to 2007 and was former director of Shanda Group, a private investment group, from 2006 to 2009 and as former co-chairman of Sina Corporation (NASDAQ: SINA), a Chinese media and Internet services company, from 2001 to 2002. Additionally, Dr. Wu served as the chief operating officer for ATV, a free-to-air television broadcaster in Hong Kong, from 1998 to 1999. Dr. Wu served as a director of Seven Star Works Co Ltd (KOSDAQ:121800) between 2015 to 2017, and served as a director of Semir Garment Co. Ltd (SHE:00256) between 2008 and 2012. Dr. Wu received a Ph.D. from the School of International Relations and Public Affairs at Fudan University in 2001 and prior to that received an M.A. in International Relations from Washington University, a B.A. in Business Management from Culver-Stockton College of Missouri and a diploma in Superior Studies in French Literature from the School of French Language and Literature at the University of Savoie in Chambery, France.

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

Mr. Alf Poor. Our Chief Executive Officer and President of the Connecticut Fintech Village is a former Chief Operating Officer at Global Data Sentinel, a cybersecurity company that specializes in identity management, file access control, protected sharing, reporting and tracking, AI and thread response, and backup and recovery. He is the former President and Chief Operating Officer of Agendize Services Inc., a company with an integrated suite of applications that help businesses generate higher quality leads, improve business efficiency and customer engagement. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations.

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

Richard Frankel. Mr. Frankel was appointed as executive vice-chairman of the Company on November 12, 2018. Mr. Frankel has 25 years of combined experience working in law enforcement and public service as a former Associate Director of National Intelligence and Senior Federal Bureau of Investigation Representative to the Office of the Director of National Intelligence, and a U.S. prosecutor. He has expertise in risk identification and mitigation strategies in business, including cyber, criminal and operational threats. From 1990 to 1995, Mr. Frankel was Assistant District Attorney, Suffolk County New York. From 1995 to 2016, he was Special Agent with the Federal Bureau of Investigation. He was Associate Director of National Intelligence (senior FBI Detailee to ODNI) for 18 months, from 2011 to 2012. Mr. Frankel was Federal Government Senior Executive Service in the FBI, Detailee and Special Agent In-Charge from 2011 to 2016, and he has been an Of Counsel Attorney in private practice from 2017 to present.

Mr. Frankel has significant experience in the areas of investigation management, risk management and cyber security. In light of our business and structure, Mr. Frankel’s area of expertise experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Mr. Yang has significant senior management experience, including service as chairman, president and director. In light of our business and structure, Mr. Yang’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of nine members: Bruno Wu, Shane McMahon, Alfred Poor, James Cassano, Jerry Fan, Jin Shi, Chao Yang, Richard Frankel and Kang Zhao. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website http://corporate.sevenstarscloud.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at No.4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of the date of this Annual report, the Board was composed of nine members, five of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Shane McMahon, Jerry Fan, Jin Shi, Chao Yang and Kang Zhao are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Jerry Fan and Jin Shi with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
•	reviewing with our independent auditors any audit problems or difficulties and management’s response;
•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;
•	discussing the annual audited financial statements with management and our independent auditors;
•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
•	annually reviewing and reassessing the adequacy of our Audit Committee charter;
•	overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;
•	reporting regularly to and reviewing with the full Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, the performance and independence of the independent auditors and any other matters that the Audit Committee deems appropriate or is requested to review for the benefit of the Board.

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

Compensation Committee

Our Compensation Committee consists of Jin Shi and James Cassano with Mr. Shi acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

•	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;
•	reviewing and making recommendations to the Board with regard to the compensation of other executive officers;
•	reviewing and making recommendations to the Board with respect to the compensation of our directors; and
•	reviewing and making recommendations to the Board regarding all incentive-based compensation plans and equity-based plans.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Jerry Fan and Jin Shi with Mr. Shi acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
•	selecting directors for appointment to committees of the Board; and
•	overseeing annual evaluation of the Board and its committees for the prior fiscal year

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

Bruno Wu. Dr. Wu is a leading media investor and entrepreneur with experience in helping Chinese media companies achieve business transformation, operational and financial performance improvement and sustainable business growth. In light of our business and structure, Dr. Wu’s extensive executive, industry and management experience led us to the conclusion that he should serve as a director of our Company.

Shane McMahon. Mr. McMahon has significant marketing and promotion experience and has been instrumental in exploiting pay-per-view programming on a global basis. In light of our business and structure, Mr. McMahon’s extensive executive and industry experience led us to the conclusion that he should serve as a director of our Company.

Alfred Poor. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations.James Cassano. Mr. Cassano has significant senior management experience, including service as chief executive officer, executive vice president, chief financial officer, secretary and director. In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Richard Frankel. Mr. Frankel has significant experience in the areas of investigation management, risk management and cyber security. In light of our business and structure, Mr. Frankel’s area of expertise experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Chao Yang. Mr. Yang has significant senior management experience, including service as chairman, president and director. In light of our business and structure, Mr. Yang’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and representations of our directors and executive officers, except for the Form 3 Initial Statement of Beneficial Ownership to be filed by our directors Alf Poor, Richard Frankel, and Kang Zhao, and the Form 4 in connection with grants of stock options to be filed by our directors Jim Cassano, Shane McMahon, Jin Shi and Jerry Fan.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at corporate.sevenstarscloud.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2018 and 2017)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards (4) ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Bruno Wu (Former Chief Executive Officer)(1)	2017	-	-	-	-	-	-	-	-
	2018	312,500	125,000	415,332	-	-	-	-	852,832
Brett McGonegal (Chief Executive Officer)(3)	2017	-	-	-	-	-	-	-	-
	2018	133,333	-	-	-	-	-	-	133,333
Alf Poor (Chief Operating Officer )	2017	-	-	-	-	-	-	-	-
	2018	83,333	-	-	-	-	-	-	83,333
Federico Tover (Chief Financial Officer)	2017	-	-	-	-	-	-	-	-
	2018	116,667	65,000	145,200	-	-	-	-	326,867
Robert G. Benya (Chief Revenue Officer)(2)	2017	40,000	-	-	-	-	-	-	40,000

(1)	On November 12, 2018 , Bruno Wu resigned from his position as a Chief Executive Officer of the Company.

(2)	On November 12, 2018. Robert G. Benya resigned from his position as a Chief Executive Officer of the Company

(3)	On February 20, 2019. Brett McGonegal resigned from his position as a Chief Executive Officer of the Company

(4)	Reflects the aggregate grant date fair value of option or restricted stock units determined in accordance with FASB ASC Topic 718.

Employment Agreements

Alfred Poor

Employment Agreement

Effective on August 1st, 2018, we entered into employment agreement with Mr. Poor for a term of 1 year pursuant to which Mr. Poor will receive an annual base salary of $200,000 and will be entitled to participate in all employment benefit plan and policies of the Company generally available. Effective Feb 15, 2019, the Board appointed Mr. Poor as the CEO. Mr. Poor will receive an annual base salary of $300,000. If the Company achieves two consecutive quarters in profits from operations, the base salary shall immediately be raised to $400,000.  Mr. Poor will be entitled to stock options up to 2,000,000 shares.

Federico Tovar

Employment Agreement

Effective on June 1, 2018, we entered into an employment agreement with Mr. Tovar for a term of 1 year pursuant to which Mr. Tovar will receive an annual base salary of $200,000 and will be entitled to participate in all employment benefit plans and policies of the Company generally available.

Brett McGonegal

Employment Agreement

Effective on September 24, 2018, we entered into employment agreement with Mr. McGonegal for a term of 2 years pursuant to which Mr. McGonegal will receive an annual base salary of $500,000 and will be entitled to participate in all employment benefit plan and policies of the Company generally available. Mr. McGonegal will be entitled to warrants up to 3,750,000 shares. On February 20, 2019, Brett McGonegal resigned from his position as a  Chief Executive Officer and no longer entitled to any warrants.

Simon Wang

Employment Agreement

On March 14, 2017, we entered into an employment agreement with Mr. Wang effective immediately. Mr. Wang’s employment agreement had an initial term of two years as CFO, with automatic one-year extensions thereafter unless written notice of nonrenewal was given by either party not less than 90 days prior to the end of the then current term. Mr. Wang was paid an initial base salary of RMB 1,200,000 ($184,000) per year, subject to annual review by the CEO and Compensation Committee of the Board. In addition, so long as he remains employed and achieved annual performance objectives. Mr. Wang was entitled to receive 80,000 shares of restricted stock under the Company’s 2010 Equity Incentive Plan on March 16, 2017. Mr. Wang was also entitled to participate in all employee benefit plans, policies practices of the Company generally available to any of its senior executive employees. Mr. Wang resigned on April 6, 2018.

Robert G. Benya

Employment Agreement

On November 1, 2017, we entered into an employment agreement with our Chief Revenue Officer, Robert Benya. The agreement is for a term of one year. Mr. Benya is entitled to participate in all of the benefit plans of the Company. In addition, on November 1, 2017, Mr. Benya was granted 60,000 shares of stock option under the Company’s 2010 Equity Incentive Plan. The Benya Agreement also contains customary restrictive covenants regarding non-competition relating to the pay-per-view business in the PRC, non-solicitation of employees and customers and confidentiality. Mr. Benya resigned in October 2018.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2018.

Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Bruno Wu	-	-	-	-	-	-	-
Brett McGonegal	-	-	-	-	-	-	-
Alf Poor	-	-	-	-	-	-	-
Federico Tover	-	-	-	-	-	-	-
Robert G. Benya	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(2) ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruno Wu	-	415,332	-	-	-	-	415,332
Shane McMahon	-	-	-	-	-	-	-
Alf Poor	-	-	-	-	-	-	-
James Cassano	46,800	156,000	-	-	-	-	202,800
Jerry Fan	46,800	156,000	-	-	-	-	202,800
Jin Shi	46,800	156,000	-	-	-	-	202,800
Kang Zhao	-	156,000	-	-	-	-	156,000
Chao Yang	-	156,000	-	-	-	-	156,000
Richard Frankel	-	182,000	-	-	-	-	182,000
Brett McGonegal	-	-	-	-	-	-	-

(1)	Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

(2)	Reflects the aggregate grant date fair value of stock options determined in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the stock options are set forth in Note 15 to the Company’s consolidated financial statements, which are included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors as a group; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Ideanomics, Inc., at No.4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

Name and							Combined Common Stock and
Address of		Common Stock(2)			Series A Preferred Stock (3)		Series A(4)
Beneficial	Office, If			% of		% of
Owner	Any	Shares		Class	Shares	Class	Votes	Percentage
Directors and Officers
Bruno Wu	Chairman	24,394,044		23.8%	7,000,000		33,682,374	30.2%
Shane McMahon	Vice Chairman	6,0090,589	(6)	5.6%	0	*	6,101,767	5.2%
Richard Frankel	Executive Vice Chairman	70,000	(13)	0.1%	0		70,000	0.1%
James Cassano	Director	258,993	(7)	*	0	*	296,990	0.3%
Jin Shi	Director	226,686	(8)	*	0	*	199,763	*
Jerry Fan	Director	159,569	(9)	*	0	*	159,569	*
Kang Zhao	Director	86,923	(11)	*	0	*	86,923	*
Chao Yang	Director	26,923	(12)	*	0	*	26,923	*
Alfred Poor	Chief Executive Officer, Diretctor	0		*	0	*	0	*
Federico Tovar	CFO	60,000	(10)	*	0	*	60,000	*

All officers and directors as a group (8 persons named above)		31,328,727		30.6%			40,662,057	36.5%
5% Securities Holders

Hong Kong Guoyuan Group Capital Holdings Limited
Room 1201, Allied Kajima Building, 138 Gloucenter Road, Wanchai, Hong Kong		5,494,505		5.1%	0	*	5,494,505	4.7%
GT Dollar PTE. LTD.
c/o No. 4 Fenghuayuan Drive In Theater No.21 Liangmaqiao Rd., Chaoyang District, Beijing, China		5,494,505		5.1%	0	*	5,494,505	4.7%
Star Thrive Group Limited
21st Fl, Mansion, No,27 of Keji Rd National Hi-Tech Industrial Development Zone, Shaanxi, China Road Central, 16th Floor, HongKong		21,035,665		19.4%	0	*	21,035,665	17.8%

*	Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	A total of 108,561,959 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 25, 2019.

(3)

Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 25, 2019, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(5)

Includes (i) 7,000,000 shares of Series A Preferred Stock, (ii) 22,584,038 shares of Common Stock, (iii) 174,536 shares of Common Stock are beneficially owned directly by Bruno Wu and 189,091 shares of Common Stock are beneficially owned by Lan Yang, the spouse of Bruno Wu. 7,000,000 shares of Series A Preferred Stock are beneficially owned directly by Wecast Media Investment Management Limited, a Hong Kong Company (“WMIML”) a wholly–owned subsidiary of Shanghai Sun Seven Stars Cultural Development Limited, a PRC company (“SSSSCD”) a wholly– owned subsidiary of Tianjin Sun Seven Stars Culture Development Limited, a PRC company (“TSSSCD”) a wholly–owned subsidiary of Beijing Sun Seven Stars Culture Development Limited, a PRC company (“SSS”) a directly controlled subsidiary of Tianjin Sun Seven Stars Partnership Management Co., Ltd., a PRC company (“TSSS”). Lan Yang, who is the direct controlling shareholder and the Chairperson of TSSS, is the spouse of the Company’s director Bruno Wu, who serves as the Chairman, Chief Executive Officer and as a director of SSS. 20,584,038 shares of Common Stock are beneficially owned directly by Sun Seven Stars Investment Group Limited, a British Virgin Islands Company (“SSSMG”) a wholly-owned entity of Lan Yang. Dr. Wu disclaims beneficial ownership of 1,421,052 shares of common stock owned by Tiger Sports- BDCG, however, Dr. Wu has the right to vote such shares on behalf of Tiger Sports- BDCG.

(6)	Includes (i) 3,081,462 shares of Common Stock, (ii) 533,333 shares of Common Stock underlying options exercisable within 60 days at $3.00 per share, (iii) 40,000 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; (iv) 166,666 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share, (v) 75,800 shares of Common Stock underlying options exercisable within 60 days at $5.57 per share, and (vi) 91,411 vested restricted shares units. In addition, Mr. McMahon’s shares of Common Stock includes 2,101,917 shares of Common Stock, issuable within 60 days, upon conversion of a promissory note which is convertible into Common Stock at a conversion price of $1.50, until December 31, 2019.

(7)	Includes (i) 133,963 shares of Common Stock, (ii)13,333 shares underlying options exercisable within 60 days at $2.00 per share, (iii) 8,974 shares underlying options exercisable within 60 days at $2.91 per share, (iv)75,800 shares underlying options exercisable within 60 days at $5.57 and (v) 26,923 vested restricted shares units.

(8)	Includes (i) 123,963 shares of Common Stock, (ii)75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) 26,923 vested restricted shares units.

(9)	Includes (i) 83,769 shares of Common Stock, (ii)75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) vested 26,923 restricted shares units.

(10)	Includes (i) 60,000 shares of Common Stock.

(11)	Includes (i) 60,000 shares of Common Stock, (ii) vested 26,923 restricted shares units.

(12)	Includes (i) vested 26,923 restricted shares units.

(13)	Includes (i) 70,000 shares of Common Stock.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2018 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options	outstanding options	plans (excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,706,431	$3.28	27,635,499
Equity compensation plans not approved by security holders	-	-	-
Total	1,706,431	$3.28	27,635,499

(1)	On August 3, 2018, our Board of Directors approved and on August 28, 2018 our shareholders approved the Ideanomics Amended and Restated 2010 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan to 31,500,000 pursuant to which incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

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

The following is a summary of transactions since the beginning of the 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11—“Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions with Bruno Wu, Chairman

On February 8, 2019, the Company entered into a convertible promissory note agreement with Sun Seven Stars Investment Group Limited (“SSSIG”), an affiliate of Dr. Wu, in the aggregate principal amount of $2,500,000. The convertible promissory note bear interest at a rate of 4%, mature on February 8, 2020, and are convertible into the shares of the Company’s common stock at a conversion price of $ 1.83 per share anytime at the option of SSSIG. As of December 31, 2018, SSSIG advanced $1 million to the Company.

In September 2018, the Company entered a share purchase agreement with SSSIG and other persons for whom SSSIG acted as seller-representative (the “Seller”) to purchase common stock of Hooxi, an entity listed on the TSX venture exchange in Canada. The share purchase consisted of the following:

•	an aggregate of 8,583,034 shares of common stock of Hooxi at fair market value in consideration for the Company’s common stock of equivalent value;
•	an aggregate of 3,240,433 additional shares of Hooxi, subject to the Sellers receiving those shares from Hooxi as award of performance shares (“Hooxi performance shares”), if and when certain performance and vesting conditions set out in an agreement among the Sellers and Hooxi are achieved, in consideration for Company common stock of equivalent value. These Hooxi performance shares represent 50% of performance based Hooxi shares to which the Sellers are entitled. In the event the performance criteria are not met, the Hooxi performance shares will not be issued to the Sellers and thus the purchase of these performance shares by the Company will not close.

As of the date of this report, the shares related to the above transaction have not been issued by either the Company or SSSIG.

In addition, the Company signed a subscription agreement with Hooxi to purchase 1,173,333 common shares of Hooxi for $2.0 million in cash. The Company paid $2.0 million of the purchase price in 2018.

In December 2018, we entered an agreement with Hooxi and completed the sale of our investment (55% interest) in Wide Angle and Shanghai Huicang Supplychain Management Ltd., a subsidiary of Wide Angle., which operations mainly focus on magazines printing, for a nominal amount. This business was under Wecast business and has annual sales of approximately $400,000 and continuing to incur losses and net assets is approximately $46,000. The transaction resulted in an immaterial loss.

On April 24, 2018, the Company completed the acquisition of 100% equity ownership in Shanghai GuangMing Investment Management (“Guang Ming”), a PRC limited liability company, for a total purchase price of $0.36 million in cash. One of the two selling shareholders is a related party, an affiliate of Dr. Wu. Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform.

In connection with our acquisition with Grapevine on September 4, 2018, Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Bruno Wu (“Dr. Wu”), the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 cash and 2/3 Company shares of common stock at the then market value. The Option Agreement will expire on August 31, 2021.

On September 7, 2018, the Company entered into an agreement to purchase FinTalk Assets with Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets are the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The purchase price for Fintalk Assets is $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded in prepaid expense.

In September 2018, we announced the proposed joint venture with Asia Times, a Hong Kong company which owns the Asia Times newspaper and an affiliate of three former executives, to be named Asia Times Financial Limited (“ATF”). Effective February 20, 2019, and in connection with the resignation of three former executives, the Company and Asia Times agreed to terminate their subscription agreement so that the Company retains approximately 4.0% interest in Asia Times for $1.2 million in cash, and not be obligated to make any further investment into Asia Times. In addition, the parties have agreed to terminate the shareholder’s agreement for the joint venture, ATF. The Company paid $1.2 million in 2018 and recorded in long term investment (non-marketable equity investment) but the Company has not received the shares from Asia Times.

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

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees:
Grant Thornton (GT)	$-	$1,065,000
BF Borgers (BFB)	500,000	300,000
Tax Fees:
Marks Paneth & Shron LLP	77,555	44,500
All Other Fees	-	-
TOTAL	$577,555	$1,390,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit and non-audit services performed by BFB and GT for our consolidated financial statements as of and for the year ended December 31, 2018 and 2017, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2012].

3.2	Second Amended and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015 [incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws, adopted on November 20, 2015. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015]

3.5	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].

3.6	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

3.7	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].

3.8	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

4.5†	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.6†	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.7†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.8	Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].

10.2†	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.3	Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.4	Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.5	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2012].

10.6	Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 21, 2012].

10.7	Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 23, 2012].

10.8	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2013].

10.9	Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.10	Amendment No. 5 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 2, 2015].

10.11	Amendment No. 6 to the Convertible Promissory Note, dated December 31, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 6, 2017].

10.12	Amendment No. 7 to the Convertible Promissory Note, dated November 9, 2017 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.13	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].

10.14	Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.15	Voting Agreement, dated as of November 23, 2015, by and between the Company and certain stockholders [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015].

10.16	Amended and Restated Securities Purchase Agreement, dated as of December 21, 2015, between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.17	Content License Agreement, dated as of December 21, 2015, by and between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.18	Amended and Restated Share Purchase Agreement, dated as of December 21, 2015, by and between the Company and Tianjin Enternet Network Technology Limited [incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.19	Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated December 21, 2015 [incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.20†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.21†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.22	Termination Agreement among Sinotop Beijing, YOD WFOE and Zhang Yan, dated January 22, 2016 [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.23	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.24	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.25	Power of Attorney agreements among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.26	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.27	Spousal Consents, dated January 25, 2016 [incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.28	Letter of Indemnification among YOD WFOE, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.29	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.30	Call Option Agreement among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.31	Amendment No. 1 to Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated May 12, 2016 [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.32	Joint Venture Agreement by and between YOU on Demand (Asia) Limited, and Megtron Hongkong Investment Group Co., Limited, dated May 30, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.33	Common Stock Purchase Agreement by and between the Company and Seven Stars Works Co., Ltd., dated July 6, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.34	Common Stock Purchase Agreement by and between the Company and Harvest Alternative Investment Opportunities SPC, dated August 11, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.35	Common Stock Purchase Agreement by and between the Company and Sun Seven Stars Hong Kong Cultural Development Limited, dated November 11, 2016 [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.36	Securities Purchase Agreement by and between the Company and BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.37	Convertible Promissory Note issued BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.38	Securities Purchase Agreement by and between the Company, BT Capital Global Limited and Sun Seven Stars Media Group Limited, dated January 31, 2017 [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.39	English translation of Equity Agreement, dated March 31, 2017, by and between Shanghai Blue World Investment Management Consulting Limited and Shanghai Pulse Consulting Company Limited [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2017].

10.40	Form of Subscription Agreement, dated May 19, 2017, by and between Company and its certain investors, including officers, directors and other affiliates of the Company [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.41	Securities Purchase Agreement, dated June 9, 2017, by and between the Company and Redrock Capital Group Limited [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.42	Securities Purchase Agreement, dated June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.43	Form of Stockholder Proxy and Lock-Up Agreement, by and between Ideanomic, Inc., Bruno Wu and certain stockholders [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.44	License Agreement, dated October 17, 2017, by and between Wecast Services Group Limited and Guangxi Dragon Coin Network Technology Co., Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.45	Securities Purchase Agreement, dated October 23, 2017, by and between Ideanomic, Inc., and Hong Kong Guo Yuan Capital Holdings Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.46	Amendment to Securities Purchase Agreement dated of June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.47	Securities Purchase Agreement, dated December 7, 2017, by and between Ideanomic, Inc., and Tiger Sports Media Limited [incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.48	Securities Purchase Agreement, dated December 7, 2017, by and among Ideanomic, Inc., Tianjin Sun Seven Stars Culture Development Co. Ltd., Beijing Nanbei Huijin Investment Co., Ltd. And Shanghai Guangming Investment Management Limited [incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.49	Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. (“DBOT”) [incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

10.50	First Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.51	Second Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.52	Stock Purchase Agreement, dated January 12, 2018, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.53	Amendment No. 1 to Convertible Promissory Note issued BT Capital Global Limited [incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.54	Stock Purchase Agreement, dated February 28, 2018, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.55†	Employment Agreement, dated March 14, 2017 between the Company and Mr. Simon Wang[incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.56†	Employment Agreement, dated November 1, 2017 between the Company and Mr. Robert Benya [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.57	Subscription Agreement, dated March 17, 2018, by and between Ideanomic, Inc., and GT Dollar Pte. Ltd. [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.58	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $10 million [incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.59	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $4,933,121.80 [incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.60

Employment Agreement, dated as of June 1, 2018, by and between Ideanomics, Inc. and Mr. Federico Tovar [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on June 7, 2018]

10.61

Purchase and Sale Agreement, dated July 11, 2018, by and between Seven Stars Cloud Group, Inc. and the State of Connecticut [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.62

Assistance Agreement, dated July 11, 2018, y and between Seven Stars Cloud Group, Inc. and the State of Connecticut [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.63

Share Purchase & Option Agreement, dated July 24, 2018, by and between Seven Stars Cloud Group, Inc. and Star Thrive Group Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.64

Agreement and Plan of Merger, dated July 18, 2018, by and among Seven Stars Cloud Group, Inc., Grapevine Logic, Inc., GLI Acquisition Corp., and Mr. Grant Deken, as the representative of the holders of capital stock of Grapevine Logic, Inc. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.65	Stock Option Agreement, effective August 31,2018, by and among Seven Stars Cloud Group, Inc. and Formalhut Limited [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.66	Employment Agreement, dated September 24, 2018, by and between Ideanomics, Inc. and Mr. Brett McGonegal [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.67	Amended and Restated Convertible Note Purchase Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.68	Convertible Bond Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.69	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018 [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.70	Amended and Restated Subscription Agreement, dated June 21, 2018, by and between Seven Stars Cloud Group, Inc. and GT Dollar PTE Ltd. [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-35561) filed on August 20, 2018].

10.71	Registration Rights Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-35561) filed on August 20, 2018].

10.72*	Supplementary Financial Advisory Agreement, dated December 24, 2018, by and among Ideanomics, Inc., Shenzhen National Transport Service Co., Ltd. and Shanghai Blue Investment Management Consulting Co. Ltd.

10.73*	Financial Advisory Service Agreement, dated October 18, 2018, by and between Ideanomics, Inc. and Zhonjinhuifu Resources Co., Ltd.

21	List of subsidiaries of the registrant [incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

23.1*	Consent of BF Borgers CPA PC.

24.1	Power of Attorney [incorporated by reference to the Power of Attorney on the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 1, 2019

IDEANOMICS, INC.

By:	/s/ Alf Poor
Alf Poor
Chief Executive Officer

By:	/s/ Federico Tovar
Federico Tovar
Chief Financial Officer

