Form 10-Q
period 2019-03-31
IDEANOMICS, INC.
filed 2019-05-02
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

212-206-1216

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, $0.001 par value per share	IDEX	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 108,561,959 shares as of May 1, 2019.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED MARCH 31, 2019

References

Except as otherwise indicated by the context, references in this report to the following:

(i)	the “Company,” “Ideanomics,”, “IDEX”, “we,” “us,” and “our” are to Ideanomics, Inc. a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
(ii)	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
(iii)	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
(iv)	“GTD” refers to our minority shareholder, GT Dollar Pte. Ltd., a Singapore based information technology solution company;
(v)	“GTB tokens” refers to cryptocurrency received from GTD for digital asset management service and disposal of certain assets;
(vi)	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media;
(vii)	“PRC” and “China” refer to People’s Republic of China;
(viii)	“Renminbi” and “RMB” refer to the legal currency of China;
(ix)	“SEC” refers to the United States Securities and Exchange Commission;
(x)	“Securities Act” refers to Securities Act of 1933, as amended;
(xi)	“Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xii)	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xiii)	“U.S. dollar,” “$” and “US$” refer to United States dollars;
(xiv)	“VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited;
(xv)	“Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited,) a Hong Kong company;
(xvi)	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company;
(xvii)	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company;
(xviii)	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,011,898	$3,106,244
Accounts receivable, net	19,406,354	19,370,665
Licensed content, current	-	16,958,149
Prepayments	2,581,746	2,042,041
Other current assets	3,799,358	3,594,942
Total current assets	27,799,356	45,072,041
Property and equipment, net	15,593,255	15,029,427
Intangible assets, net	68,394,632	3,036,352
Goodwill	704,884	704,884
Long-term investments	22,943,594	26,408,609
Operating lease right of use assets	6,802,721	-
Other non-current assets	3,983,796	3,983,799
Total assets	$146,222,238	$94,235,112

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See Note 4)
Accounts payable	$19,219,153	$19,265,094
Deferred revenue	14,709,050	405,929
Amount due to related parties	1,028,253	800,822
Other current liabilities	5,510,856	5,321,697
Convertible promissory note due to related parties	4,312,561	4,140,055
Total current liabilities	44,779,873	29,933,597
Deferred tax liabilities	427,531	513,935
Asset retirement obligations	8,000,000	8,000,000
Convertible note-long term	12,011,784	11,313,770
Operating lease liability	7,044,164	-
Total liabilities	72,263,352	49,761,302
Commitments and contingencies (Note 17)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2019 and December 31, 2018	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 108,561,959 shares and 102,766,006 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	108,561	102,765
Additional paid-in capital	205,203,264	195,779,576
Accumulated deficit	(130,048,787)	(149,975,302)
Accumulated other comprehensive loss	(1,492,465)	(1,664,598)
Total IDEX shareholder’s equity	73,770,573	44,242,441
Non-controlling interest	(1,073,682)	(1,030,626)
Total equity	72,696,891	43,211,815
Total liabilities, convertible redeemable preferred stock and equity	$146,222,238	$94,235,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
		(restated)
Revenue from third parties	$345,564	$185,933,821
Revenue from related party	26,600,000	-
Total revenue	26,945,564	185,933,821
Cost of revenue from third parties	257,406	23,280,931
Cost of revenue from related parties	-	162,259,754
Gross profit	26,688,158	393,136

Operating expenses:
Selling, general and administrative expenses	4,187,868	3,737,999
Research and development expense	-	46,022
Professional fees	1,360,214	712,933
Depreciation and amortization	244,178	10,205
Total operating expenses	5,792,260	4,507,159

Income (Loss) from operations	20,895,898	(4,114,023)

Interest and other income (expense):
Interest expense, net	(735,205)	(28,035)
Equity in loss of equity method investees	(280,486)	(19,743)
Others	(57,858)	348,988
Income (Loss) before income taxes and non-controlling interest	19,822,349	(3,812,813)

Income tax benefit	86,405	-

Net income (loss)	19,908,754	(3,812,813)

Net loss attributable to non-controlling interest	17,761	91,444
		-
Net income (loss) attributable to IDEX common shareholders	$19,926,515	$(3,721,369)

Earnings (loss) per share
Basic	$0.19	$(0.05)
Diluted	0.18	$(0.05)

Weighted average shares outstanding:
Basic	105,345,673	68,816,303
Diluted	116,301,236	68,816,303

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
		(restated)
Net income (loss)	$19,908,754	$(3,812,813)
Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	146,838	(41,629)
Comprehensive income (loss)	20,055,592	(3,854,442)
Comprehensive loss attributable to non-controlling interest	43,056	100,592
Comprehensive income (loss) attributable to IDEX common shareholders	$20,098,648	$(3,753,850)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Three Months Ended March 31, 2018
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non-controlling Interest	Total Equity
Balance, January 1, 2018 (restated)	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation	-	-	121,190	-	-	121,190	-	121,190
Common stock issuance for RSU vested	13,464	13	(13)	-	-	-	-	-
Common stock issued for warrant exercised	300,000	300	524,700	-	-	525,000	-	525,000
Common stock issuance for option exercised	42,501	43	2,589	-	-	2,632	-	2,632
Acquisition of Guangmin	-	-	(36,646)	-	-	(36,646)	-	(36,646)
Net loss	-	-	-	(3,721,369)	-	(3,721,369)	(91,444)	(3,812,813)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(32,481)	(32,481)	(9,148)	(41,629)
Balance, March 31, 2018 (restated)	68,865,055	$68,865	$159,061,364	$(130,414,391)	$(814,555)	$27,901,283	$(1,389,959)	$26,511,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Three Months Ended March 31, 2019
	Common Stock	Par Value	Common Stock in Escrow Account	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non-controlling Interest	Total Equity
Balance, January 1, 2019	102,766,006	$102,765	-	$-	$195,779,576	$(149,975,302)	$(1,664,598)	$44,242,441	$(1,030,626)	$43,211,815
Share-based compensation	-	-	-	-	224,484	-	-	224,484	-	224,484
Common stock issuance for restricted shares	129,840	130	-	-	(130)	-	-	-	-	-
Common Stock issuance for acquisition (SolidOpinion, Inc)	4,500,000	4,500	-	-	7,150,500	-	-	7,155,000	-	7,155,000
Common stock issuance for convertible debt	1,166,113	1,166	-	-	2,048,834	-	-	2,050,000	-	2,050,000
Net income (loss)	-	-	-	-	-	19,926,515	-	19,926,515	(17,761)	19,908,754
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	172,133	172,133	(25,295)	146,838
Balance, March 31, 2019	108,561,959	$108,561	25,500,000	$25,500	$205,203,264	$(130,048,787)	$(1,492,465)	$73,770,573	$(1,073,682)	$72,696,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
		(restated)
Cash flows from operating activities:
Net income (loss)	$19,908,754	$(3,812,813)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	224,484	121,190
Depreciation and amortization	244,178	10,205
Non-cash interest expense	735,205	-
Equity in losses of equity method investees	280,486	19,743
Digital tokens received as payment for services	(26,600,000)	-
Change in assets and liabilities:
Accounts receivable	(35,689)	(80,546,513)
Prepaid expenses and other assets	(124,121)	190,865
Accounts payable	(45,941)	(5,618,606)
Deferred revenue	203,121	(68,850)
Amount due to related parties	40,206	86,265,554
Accrued expenses, salary and other current liabilities	398,550	34,907
Net cash used in operating activities	(4,770,767)	(3,404,318)

Cash flows from investing activities:
Acquisition of property and equipment	(580,437)	(7,682)
Disposal of subsidiaries, net of cash disposed	-	(36,646)
Acquisition of subsidiaries, net of cash acquired	-	(391,610)
Payments for long term investments	(620,000)	-
Net cash used in investing activities	(1,200,437)	(435,938)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,132,300	-
Proceeds from issuance of common stocks	2,500,000	527,632
Proceeds from/(Repayment of) amounts due to related parties	227,431	-
Repayment of amounts due to related parties	-	(42,420)
Net cash provided by financing activities	4,859,731	485,212
Effect of exchange rate changes on cash	17,127	21,687
Net increase (decrease) in cash and restricted cash	(1,094,346)	(3,333,357)

Cash and restricted cash at the beginning of the period	3,106,244	7,577,317

Cash and restricted cash at the end of the period	$2,011,898	$4,243,960

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Disposal assets in exchange of GTB tokens	$20,218,920	$-
Service Revenue received in GTB tokens	$26,600,000	$-
Advances from Customer received in GTB tokens	$14,100,000	$-
Issuance of shares for acquisition of intangible assets	$4,655,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in the United States and Asia. The Company comprised of (i) our Legacy YOD business with primary operations in the PRC, and (ii) our Wecast Service business, a global financial technology (“Fintech”) advisory and Platform-as-a-Service company with the intent of offering customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a technology ecosystem through license agreements, joint ventures and strategic acquisitions, which we refer to as our “Fintech Ecosystem”. In parallel, through strategic acquisitions, equity investments and joint ventures, we are building a network of businesses, operating across industry verticals which we refer to as our “Industry Ventures”. We believe these industry verticals have significant potential to recognize benefits from blockchain and AI technologies that may, for example, enhance operations, address cost inefficiencies, improve documentation and standardization, unlock asset value and improve customer engagement. Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, by bringing technology leaders together with industry leaders and creating synergies between the businesses in our expanding Fintech Ecosystem and the businesses in our Industry Ventures.

Various aspects of the development of our Fintech Ecosystem and our Industry Ventures are still in the planning and testing phase and are generally not operational or revenue generating.

Basis of Presentation

In this Form 10-Q, unless the context otherwise requires, the use of the terms "we," "us", "our" and the “Company” refers to Ideanomics, Inc, its consolidated subsidiaries and variable interest entities (“VIEs”).

On April 24, 2018, the Company completed the acquisition of 100% equity ownership in Shanghai Guang Ming Investment Management (“Guang Ming”), a PRC limited liability company. One of the two selling shareholders is a related party, an affiliate of Dr. Wu. Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. Under Accounting Standard Codification (“ASC”) 805-50-05-5 and ASC 805-50-30-5, the transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets of Guang Ming were transferred to the Company, and the accompanying consolidated financial statements as of and for the three months ended March 31, 2018 have been prepared as if the current corporate structure had been in place at the beginning of periods presented in which the common control existed.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, have been made. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

We use the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019 (“2018 Annual Report”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

On an ongoing basis, we evaluate our estimates, including those related to the bad debt allowance, variable considerations, fair values of financial instruments, intangible assets (including digital tokens) and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Our financial assets and liabilities that are measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and convertible notes. The fair values of these assets approximate carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Our financial assets that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, asset retirement obligations, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments and no material adjustments to equity securities using the measurement alternative for the three months ended March 31, 2019 and 2018.

Digital Tokens

Digital tokens consist of GTB tokens received in connection with the services agreement and assets purchase agreement with GT Dollar Pte. Ltd. (“GTD”), our minority shareholder (Note 3 and 13 (b)). Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of GTB tokens was a Level 2 measurement (see Note 3) based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

Reclassifications of a General Nature

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income. Note 2 provides information about our adoption of new accounting standards for leases.

Note 2.     New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using a modified retrospective transition method and as a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under the transition guidance, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. Adoption of the new standard resulted in the recording of operating right of use assets and the related lease liabilities of approximately $3.6 million and $3.7 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities was immaterial. The standard did not materially impact our consolidated operating results and had no impact on cash flows. Please see Note 9.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. We adopted ASU 2018-07 as of January 1, 2019 and there is no impact to our consolidated financial statement because we did not have such payments in 2019.

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU was effective January 1, 2019. Please see Note 11.

Standards Issued and Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the effect of the adoption of ASU 2016-13 on our consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

Note 3.     Revenue

The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

The majority of the Company’s revenue is derived from Wecast Service. The following table presents our revenues disaggregated by revenue source, geography (based on our business locations) and timing of revenue recognition.

	Three Months Ended
	March 31, 2019	March 31, 2018

Geographic Markets
Singapore	$-	$178,178,605
USA	26,945,564	-
Hong Kong	-	7,755,216
	$26,945,564	$185,933,821
Services Lines
-Wecast Service
Crude oil	$-	$178,178,605
Consumer electronics	-	7,613,113
Digital asset management services	26,600,000	-
Digital advertising services and other	345,564	142,103
	26,945,564	185,933,821
-Legacy YOD	-	-
Total	$26,945,564	$185, 933,821

Timing of Revenue Recognition
Products transferred at a point in time	$345,564	$185, 933,821
Services provided over time	26,600,000	-
Total	$26,945,564	$185, 933,821

Wecast service revenue

Wecast Services is mainly engaged in the logistics management, including sales of crude oil, consumer electronics, and digital consulting services such as assets management and marketing services.

Logistics management revenue:

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

Digital asset management service with GTD:

On March 14, 2019, the Company entered into a service agreement with one of our minority shareholders, GTD to provide digital asset management services including consulting, advisory and management services which will be delivered in two phases. There are two performance obligations: (1) the development of a master plan for GTD’s assets for 7,083,333 GTB tokens agreed by both parties; and (2) exclusive marketing and business development management services for a fee as percentage (0.25%) of the total market value of GTB tokens; based on a 10-day average of the 10 business days leading up to the end of a respective calendar month, and paid on the first day of each new calendar month.

The Company recognizes revenue for the master plan development services over the contract period (expected to be completed in six months), based on the progress of the services provided towards completed satisfaction. Based on ASC 606-10-32, at contract inception, the Company considered the following factors to estimate the fair value of GTB token (noncash consideration): a) it only trades in one exchange, which operations have been less than one year; b) its historical volatility is high; c) the Company’s intention to hold the majority of GTB tokens, as part of our digital asset management services; and d) associated risks discussed in Note 18 (f). Therefore, the fair value of 7,083,333 GTB tokens using Level 2 measurement was approximately $40.7 million with a 76% discount to the fixed contract price  agreed upon by both parties when signed the contract. We considered similar token exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76%. We recognized $26.6 million for the three months ended March 31, 2019 and recognized deferred revenue in the amount of $14.1 million as of March 31, 2019.

The Company considers the payments for marketing and business development management services as performance based consideration, in accordance with ASC 606 on constraining estimates of variable consideration, including the following factors:

•	The susceptibility of the consideration amount to factors outside the Company’s influence.
•	The uncertainty associated with the consideration amount is not expected to be resolved for a long period of time.
•	The Company’s experience with similar types of contracts.
•	Whether the Company expects to offer price concessions or change the payment terms.
•	The range of possible consideration amounts.

 For the three months ended March 31, 2019, the Company only provided the development service and recognized revenue of $26.6 million.

Legacy YOD revenue

Since 2017, we run our legacy YOD segment with limited resources. No revenue was recognized for the three months ended March 31, 2019 and 2018.

Arrangements with multiple performance obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable prices charged to customers or adjusted market assessment or using expected cost plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

Variable consideration

Certain customers may receive discounts, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Our revenue reserves, consisting of various discounts and allowances, which are components of variable consideration as discussed above, are considered an area of significant judgment. Additionally, our digital asset management service revenue, as discussed above, is calculated as a percentage (0.25%) of the total market value of GTB tokens. For these areas of significant judgment, actual amounts may ultimately differ from our estimates and are adjusted in the period in which they become known.

Deferred revenues

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments and GTB tokens received or due in advance of satisfying our performance obligations.

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

Note 4.     VIE Structure and Arrangements

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

For these consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of March 31, 2019 and December 31, 2018, assets (mainly long-term investments) that can only be used to settle obligations of these VIEs were approximately $3.6 million and $3.5 million, respectively, and the Company is the major creditor for the VIEs.

In order to operate our Legacy YOD business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs: Beijing Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”) and Tianjin Sevenstarflix Network Technology Limited (“SSF”). These contractual agreements will be expired in March 2030 and April 2036, respectively and may not be terminated by the VIEs, except with the consent of, or a material breach by us. Currently, the Company is still evaluating the overall operating strategy for YOD legacy business and does not have plan to provide any funding to these two VIEs. Please refer to Note 18(a) for associated regulatory risks.

Based on the contracts we entered with VIEs’ shareholders, we consider that there is no asset of the VIEs that can be used only to settle obligation of the Company, except for the registered capital of VIEs amounting to RMB 38.2 million (approximately $5.7 million).

Note 5.     Acquisitions

(a)	Assets Acquisition of SolidOpinion, Inc (“SolidOpinion”)

On February 19, 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4,500,000 shares of the Company’s common stock. The assets include cash ($2.5 million) and an intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 450,000 of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion have the rights to vote and receive the dividends paid with respect to the Escrow Shares.

(b)	Acquisition of Tree Motion Sdn. Bhd. (“Tree Motion”)

On March 5, 2019, the Company entered into the following acquisition agreements:

•	Acquire 51% of Tree Motion, a Malaysian company, for 25,500,000 shares of the Company’s common stock at $2.00 per share.
•	Acquire 11.22% of Tree Motion’s parent company, Tree Manufacturing Sdn. Bhd., for 12,190,000 shares of the Company’s common stock and $620,000 in cash or/and loan. Therefore, we will directly and indirectly own 55.50% of Tree Motion.

The transactions are conditioned upon the Company’s completion of its due diligence, customary closing conditions and regulatory approval. We paid $620,000 in March 2019 as an investment deposit and recorded in prepayments on our consolidated balance sheet as of March 31, 2019.

Note 6.     Property and Equipment, net

The following is a breakdown of property and equipment:

	March 31,	December 31,
	2019	2018
Furniture and office equipment	$345,541	$357,064
Vehicle	64,632	63,135
Leasehold improvements	198,584	200,435
Total property and equipment	608,757	620,634
Less: accumulated depreciation	(196,566)	(186,514)
Construction in progress (Fintech Village)	15,181,064	14,595,307
Property and Equipment, net	$15,593,255	$15,029,427

The Company recorded depreciation expense of approximately $16,609 and $7,584, which is included in its operating expense for the three months ended March 31, 2019 and 2018, respectively.

The Company capitalized direct costs and interest cost incurred on funds used to construct Fintech Village and the capitalized cost is recorded as part of construction in progress. Capitalized cost was approximately $586,000 for the three months ended March 31, 2019 mainly related to the legal and architect costs.

Note 7.     Goodwill and Intangible Assets

Goodwill

There were no acquisitions that closed during the first three months of 2019 and there is no change in the carrying amount of goodwill.

Intangible Assets

Information regarding amortizing and indefinite lived intangible assets consisted of the following:

		March 31, 2019				December 31, 2018
	Weight Average Remaining	Gross Carry	Accumulated	Impairment	Net	Gross Carry	Accumulated	Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Animation Copyright (Note 13 (b))	-	$-	$-	$-	$-	$301,495	$(64,606)	$-	$236,889
Software and licenses	-	97,308	(95,648)	-	1,660	97,308	(93,251)	-	4,057
Intellectual property (Note 5 (a))	4.9	4,655,000	(77,583)	-	4,577,417	-	-	-	-
Influencer network	9.5	1,980,000	(115,500)	-	1,864,500	1,980,000	(66,000)	-	1,914,000
Customer contract	2.5	500,000	(97,223)	-	402,777	500,000	(55,556)	-	444,444
Trade name	14.5	110,000	(4,277)	-	105,723	110,000	(2,444)	-	107,556
Technology platform	6.5	290,000	(24,165)	-	265,835	290,000	(13,808)	-	276,192
Total amortizing intangible assets		$7,632,308	$(414,396)	$-	$7,217,912	$3,278,803	$(295,665)	$-	$2,983,138
Indefinite lived intangible assets
Website name		25,214	-	-	25,214	159,504	-	(134,290)	25,214
Patent		28,000	-	-	28,000	28,000	-	-	28,000
GTB Tokens (Note 13 (b))		61,123,506	-	-	61,123,506	-	-	-	-
Total intangible assets		$68,809,028	$(414,396)	$-	$68,394,632	$3,466,307	$(295,665)	$(134,290)	$3,036,352

Amortization expense relating to intangible assets was $227,568 and $2,621 for the three months ended March 31, 2019 and 2018, respectively.

The following table outlines the expected amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized

2019 (excluding the three months ended March 31, 2019)	$1,198,499
2020	1,344,429
2021	1,288,873
2022	1,177,762
2023 and thereafter	2,208,350
Total amortization to be recognized	$7,217,913

Note 8.     Long-term Investments

Long-term investments consisted of Non-marketable Equity Investment and Equity Method Investment as below:

	March 31,	December 31,
	2019	2018
Non-marketable Equity Investment	$6,266,880	$9,452,103
Equity Method Investment	16,676,714	16,956,506
Total	$22,943,594	$26,408,609

Non-marketable equity investment

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. There is no impairment for the three months ended March 31, 2019.

Equity method investments

The Company’s investment in companies accounted for using the equity method of accounting consist of the following:

		March 31, 2019
						Foreign currency
		December 31,		Loss on	Impairment	translation
		2018	Addition	investment	loss	adjustments	March 31, 2019
Wecast Internet	(i)	$4,114	$-	$(5)	$-	$1,930	$6,039
Hua Cheng	(ii)	308,666	-	(14,598)	-	(1,236)	292,832
BDCG	(iv)	9,800,000	-	-	-	-	9,800,000
DBOT	(v)	6,843,726	-	(265,883)	-	-	6,577,843
Total		$16,956,506	$-	$(280,486)	$-	$694	$16,676,714

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

In 2018, we signed a joint venture agreement with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing AI and big data technology in the United States. On April 24, 2018, the Company acquired 20% equity ownership in BDCG from one noncontrolling party with cash consideration of a total consideration of $9.8 million which consists of $2 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock), increasing the Company’s ownership to 60%. The remaining 40% of BDCG are held by Seasail ventures limited (“Seasail”). The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810-10-25-11) granted to Seasail. The new entity is currently in the process of ramping up its operations. In April 2019, the company rebranded the name of the BDCG joint venture to Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include credit services, corporation services, index services and products, and capital market services and products.

(v)	Delaware Board of Trade Holdings, Inc. (“DBOT”)

As of March 31, 2019, the Company held 36.92% equity ownership in DBOT. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology.

In April, 2019, the Company entered into a securities purchase agreement to acquire additional shares in DBOT for 4,427,870 shares of the Company’s common stock at $2.11 per share, thereby becoming the majority and controlling shareholder in DBOT.

Note 9.     Leases

We lease certain office space and equipment from third parties. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g.,common-area maintenance costs).

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year or more. The exercise of lease renewal options is at our sole discretion. Our leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. All our leases are operating lease. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases and initial direct costs on our right-of-use asset and lease liability was not material.

As of March 31, 2019, our operating lease right of use assets and operating lease liability are approximately $6.8 million and $7.0 million, respectively. The operating lease expenses including in Selling, general and administrative expense are approximately $428,000 and $216,000 for the three months ended March 31, 2019 and 2018, respectively. The weighted-average remaining lease term is 3.8 years and the average discount rate is 7.25%.

Maturity of operating lease liability is as follows:

Maturity of Lease Liability	Operating Lease
2019	$1,320,442
2020	1,177,261
2021	1,202,496
2022	1,294,781
2023	1,343,668
After 2024	2,529,735
Total lease payments	8,868,383
Less: Interest	(1,824,219)
Total	$7,044,164

Note 10.     Supplemental Financial Statement Information

Other Current Assets

“Other current assets” were approximately $3.8 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively. Component of "Other current assets" that was more than 5 percent of total current assets: other receivable from third parties in our subsidiaries located in PRC in the amount of $3.5 million and $3.3 million respectively.

Other Current Liabilities

“Other current liabilities” were approximately $5.5 million and $5.3 million as of March 31, 2019 and December 31, 2018, respectively. Components of "Other current liabilities" that were more than 5 percent of total current liabilities were other payable to third parties in the amount of $4.8 million and $4.6 million respectively.

Note 11.     Convertible Note

The following is the summary of outstanding convertible notes as of March 31, 2019:

	March 31,	December 31,
	2019	2018
Convertible Note-Mr. McMahon(Note 13 (a))	$3,169,644	$3,140,055
Convertible Note-SSSIG (Note 13 (a))	1,142,917	1,000,000
Convertible Note-Advantech	11,664,914	11,313,770
Senior Secured Convertible Note	346,870	-
Total	$16,324,345	$15,453,825
Short-term Note	4,312,561	4,140,055
Long-term Note	12,011,784	11,313,770

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12,000,000 (the Notes). The Notes bear interest at a rate of 8%, mature on June 28, 2021, and are convertible into approximately 6,593,406 shares of the Company’s common stock at a conversion price of $ 1.82 per share. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded of approximately $1.4 million. Total interest expense recognized relating to the beneficial conversion feature was $114,000 and $0.0 during the three months ended March 31, 2019 and 2018, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other convertible note offering. As of March 31, 2019, the Company was in compliance with all ratios and covenants.

Issuance of Senior Secured Convertible Debenture

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2,050,000 of senior secured convertible note. The note bears interest at a rate of 10% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on August 22, 2020. In addition, IDV is entitled to the following: (i) the convertible note is senior secured; (ii) convertible at $1.84 per share of Company common stock at the option of IDV (approximately 1,114,130 shares), subject to adjustments if subsequent equity shares have a lower conversion price, (ii) 1,166,113 shares of common stock of the Company and (iii) a warrant exercisable for 150% of the number of shares of common stock which the Note is convertible into (approximately 1,671,196 shares) at an exercise price of $1.84 per share and will expire 5 years after issuance.

The Company received aggregate gross proceeds of $2 million, net of $50,000 for the issuance expenses paid by IDV. Total funds received were allocated to convertible note, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the convertible note and common stocks was based on the closing price on February 22, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 111.83% and an interest rate of 2.48%.  The relative fair value of the warrants was recorded as additional paid-in capital and reduced the carrying amount of the convertible note. The Company recognized a beneficial conversion feature discount on convertible note at its intrinsic value, which was the fair value of the common stock at the commitment date for convertible note, less the effective conversion price. The Company recognized approximately $600,000 of beneficial conversion feature as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note in the accompanying consolidated balance sheet.

The discounts on the convertible note for the warrants and beneficial conversion feature are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of March 31, 2019, the unamortized discount on the convertible note is approximately $1,724,000. Total interest expense recognized relating to the discount was approximately $326,000 during the period ended March 31, 2019.

Interest on the convertible note is payable quarterly starting from April 1, 2019. The convertible note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the convertible note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in Grapevine, which had a carrying amount of $2.6 million as of March 31, 2019. The Company has the right to request for the removal of the guarantee and collateral by issuance of additional 250,000 shares of common stock. In addition, IDV has registration rights that require the Company to file and register the common stock issued or issuable upon conversion of the convertible note or the exercise of the warrants, within 180 days following the closing of the transaction.

The Company is also subject to penalty fee at 8% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Note 12.     Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 50 million shares of convertible preferred stock, $0.001 par value, issuable in series.

As of March 31, 2019 and December 31, 2018, 7,000,000 shares of Series A preferred stock were issued and outstanding and is convertible, at any time at the option of the holder, into 933,333 shares of common stock (subject to customary adjustments). The Series A preferred stock shall be entitled to ten vote per common stock on an as-converted basis and only entitled to receive dividends when and if declared by the board. On liquidation, both series of preferred stock are entitled to a liquidation preference of $0.50 per share. The shares are not redeemable except on liquidation or if there is a change in control of the Company or a sale of all or substantially all of the assets of the Company. The conversion price of the Series A may only be adjusted for standard anti-dilution, such as stock splits and similar events. The Series A preferred stocks are considered to be equity instruments and therefore the embedded conversion options have not been separated. Because the preferred stocks have conditions for their redemption that may be outside the control of the Company, they have been classified outside of Shareholders’ Equity, in the mezzanine section of our balance sheet.

Common Stock

Our board of directors has authorized 1,500 million shares of common stock, $0.001 par value.

Note 13.     Related Party Transactions

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

For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $29,589 and $30,000 related to the Note. Interest payable was $169,644 and $140,055 as of March 31, 2019 and December 31, 2018, respectively.

$2.5 Million Convertible Promissory Note with Sun Seven Stars Investment Group Limited (“SSSIG”)

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Mr. Wu, in the aggregate principal amount of $2,500,000. The convertible promissory note bear interest at a rate of 4%, matures on February 8, 2020, and are convertible into the shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG.

As of March 31, 2019, the Company received $1.1 million from SSSIG. The Company has not received the remaining $1.4 million as of the date of this report. For the three months ended March 31, 2019, the Company recorded interest expense of $10,617 related to the note.

(b)	Transactions with GTD

Disposal of Assets in exchange of GTB tokens

In March 2019, the Company completed the sale of the following assets (with total carrying amount of approximately $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1,250,000 GTB tokens. The Company considers the arrangement is a nonmonetary transaction and the fair values of GTB tokens are not reasonably determinable due to the reasons described in Note 3. Therefore, GTB tokens received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845-10-30.

•	License content (net carrying amount approximately $17.0 million)
•	Approximately 13% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount approximately $3.2 million which was included in long-term investment-Non-marketable Equity Investment)
•	Animation copy right (net carrying amount approximately $0.2 million which was included in intangible asset.)

Digital asset management services

Please refer to Note 3.

(c)	Crude Oil Trading

For the three months ended March 31, 2018, we purchased crude oil in the amount of approximately $162.3 million from two suppliers that a minority shareholder of the Company has significant influence upon because this minority shareholder has significant influence on both our Singapore joint venture and these two suppliers. The Company has recorded the purchase on a separate line item referenced as “Cost of revenue from related parties” in its financial statements. There is no outstanding balances due (in Accounts Payable) as of March 31, 2019. No such related party transactions occurred for the same period in 2019.

(d)	Severance payments

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay approximately $837,000 in total for salary, severance and expenses. The Company paid $637,000 in the first quarter of year 2019 and recorded $200,000 in other current liabilities on our consolidated balance sheet as of March 31, 2019.

Note 14.     Share-Based Payments

As of March 31, 2019, the Company had 1,646,431 options, 87,586 restricted shares and 1,671,196 warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, our Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of March 31, 2019, the maximum aggregate number of shares of our common stock that may be issued under the 2010 Plan is 31,500,000 shares. As of March 31, 2019, options available for issuance are 27,575,499 shares.

For the three months ended March 31, 2019 and 2018, total share-based payments expense was approximately $224,000 and $121,000, respectively.

(a)	Stock Options

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,706,431	$3.28	4.08	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(60,000)	1.91	-	-
Outstanding at March 31, 2019	1,646,431	$3.33	3.66	$54,565
Vested and expected to be vested as of March 31, 2019	1,646,431	$3.33	3.66	$54,565
Options exercisable at March 31, 2019 (vested)	1,634,348	$3.34	3.63	$53,365

As of March 31, 2019, approximately $12,448 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 0.61 years. The total fair value of shares vested for the three months ended March 31, 2019 and 2018 was $6,312 and $312,688 respectively.  Cash received from options exercised during the three months ended March 31, 2019 and 2018 was approximately $0.0 and $2,632.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother were expired without exercise on January 31, 2019. The Company issued warrants to IDV in connection with senior secured convertible note (See Note 11) and the weighted average exercise price was $1.84 and the weighted average remaining life was 5 years.

	March 31, 2019	December 31, 2018
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date

2014 Broker Warrants (Series E Financing)	-	60,000	$1.75	01/31/19
2018 IDV (Senior secured convertible note )	1,671,196	-	$1.84	2/22/2024
	1,671,196	60,000

On September 24, 2018, the Company entered into an employment agreements with three executives. As part of their employment agreements, they are entitled to warrants for an aggregate of 8,000,000 shares at an exercise price of $5.375 per share (the “Exercise Price”), which is a 25% premium to the $4.30 per share closing market price of the Company’s common stock on September 7, 2018, the date upon which the terms of the employment agreements were mutually agreed. In February 2019, the rights to receive warrants were terminated due to the resignation of three executives.

(c)	Restricted Shares

In January 2019, the Company granted 129,840 restricted shares to each of two then independent directors under the “2010 Plan” which was approved by the Board of Directors for year 2018 independent board compensation plan. The restricted shares were all vested immediately since commencement date. The aggregated grant date fair value of all those restricted shares was $161,001.

A summary of the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2019	87,586	$2.46
Granted	129,840	$1.24
Forfeited	-	$-
Vested	(129,840)	$1.24
Non-vested restricted shares outstanding at March 31, 2019	87,586	$2.46

 As of March 31, 2019, there was $106,600 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average period of 1.01 years.

Note 15.     Earnings (Loss) Per Common Share

Basic earnings (loss) per common share attributable to our shareholders is calculated by dividing the net earnings (loss) attributable to our shareholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. The calculations of basic and diluted earnings (loss) per share for the three months ended, 2019 and 2018 are as follows:

For the periods ended March 31,	2019	2018
Net earnings (loss) attributable to common stockholders	$19,926,515	$(3,721,369)
Interest expense attributable to convertible promissory notes	738,219	-
Net earnings (loss) assuming dilution	$20,664,734	$(3,721,369)
Basic weighted average common shares outstanding	105,345,673	68,816,303
Effect of dilutive securities
Convertible preferred shares- Series A	933,333	-
Convertible promissory notes	10,022,230	-
Diluted potential common shares	116,301,236	68,816,303
Earnings (loss) per share:
Basic	$0.19	$(0.05)
Diluted	$0.18	$(0.05)

Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive. The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our earnings (losses) and thus these shares were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive.

	March 31,	December 31,
	2019	2018
Warrants	1,671,196	60,000
Options	1,646,431	1,706,431
Series A Preferred Stock	-	933,333
Convertible promissory note and interest	-	10,407,233
Total	3,317,627	13,106,997

Note 16.     Income Taxes

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $86,405 which consisted of a $4,750,449 expense related to current operations and a $4,836,854 benefit from a reduction in the beginning of the year deferred tax valuation allowance. This resulted in an effective tax rate of (1%). The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

There was no identified unrecognized tax benefit as of March 31, 2018 and 2019.

Note 17.     Contingencies and Commitments

Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2019, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Note 18.     Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through a series of contractual arrangements (See Note 4). The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, We can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If we had direct ownership of Sinotop Beijing and SSF, it would be able to exercise its rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could effect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

For the three months ended March 31, 2018, one customer individually accounted for more than 10% of the Company’s third parties revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of March 31, 2018, respectively.

For the three months ended March 31, 2019, one customer individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of March 31, 2019, respectively.

(c)	Major Suppliers

For the three months ended March 31, 2018, one supplier individually accounted for more than 10% of the Company’s cost of revenues. One supplier individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of March 31, 2018.

For the three months ended March 31, 2019, two suppliers individually accounted for more than 10% of the Company’s accounts payable as of March 31, 2019.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of March 31, 2019 and December 31, 2018, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e)	Foreign Currency Risks

We have certain operating transactions are denominated in RMB and a portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Time deposits, which mature within one year as of the balance sheet date, represent interest-bearing certificates of deposit with an initial term of greater than three months when purchased. Time deposits which mature over one year as of the balance sheet date are included in non-current assets.

Cash and time deposits maintained at banks consist of the following:

	March 31,	December 31,
	2019	2018
RMB denominated bank deposits with financial institutions in the PRC	$483,829	$1,523,622
US dollar denominated bank deposits with financial institutions in the PRC	$24,436	$133,053
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$215	$13,133
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$35,381	$44,182
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$687,151	$697,099
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$780,886	$695,155
Total	$2,011,898	$3,106,244

As of March 31, 2019 and December 31, 2018, there were no deposits insured. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

(f)	Digital Token Risks

As of March 31, 2019, the Company holds 8,333,333 GTB tokens. The risks related to our holdings of GTB tokens including:

•	Digital token is highly volatile due to the limited trading history, and singular currency exchange platform;
•	Under the circumstances where governments prohibit or effectively prohibit the trading of digital token, this will significantly impact the financial statements of the Company since the digital token market is currently largely unregulated; and
•	The Company is also subject to cybersecurity risk where hacking and breach of information will result in the loss of assets.

Note 19.     Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $0.0 and $14,486 for the three months ended March 31, 2019 and 2018, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $77,199 and $211,704 for the three months ended March 31, 2019 and 2018, respectively.

Note 20.     Segments and Geographic Areas

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

Information about segments during the periods presented were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
NET SALES TO EXTERNAL CUSTOMERS
-Legacy YOD	$-	$-
-Wecast Service	26,945,564	185,933,821
Net sales	26,945,564	185,933,821
Cost of Sales
-Legacy YOD	-	-
-Wecast Service	257,406	185,540,685
Gross profit	$26,688,158	$393,136

	March 31, 2019	December 31, 2018
TOTAL ASSETS
-Legacy YOD	$10,578,437	$26,442,810
-Wecast Service	135,643,801	51,592,929
-Unallocated assets	-	16,199,383
Total	$146,222,238	$94,235,122

Note 21.     Going Concern and Management’s Plans

As of March 31, 2019, the Company had cash and cash equivalents of approximately $2.0 million and the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

Management has taken several actions below to ensure that the Company will continue as a going concern through May 31, 2020, including reductions in YOD legacy segment related expenses and discretionary expenditures.

•	As discussed in Note 13, the Company has entered into a convertible note agreement with SSSIG in which it will receive approximately $1.4 million in additional cash during 2019; and

•	As of March 31, 2019, the Company holds 8,333,333 GTB tokens and we may convert all or a portion of our GTB tokens to fiat currency or into U.S. Dollars as needed.

As part of the Company’s strategy, management raised these recent capital to cover short and medium term cash needs, while it plans to unlock revenue from its new fintech advisory services business in 2019.  Therefore, the Company does not plan to take additional outside investments in the near term, unless there is a delay in product expectations and sales.

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

Note 22.     Subsequent Events

The Company evaluated subsequent events through May 2, 2019, the date the unaudited consolidated financial statements were issued. With the exception of the matter discussed in Notes 8 (v), there were no material subsequent events that required recognition or additional disclosure in the consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product-development and marketing efforts of our competitors. Examples of these events are more fully described in the Company’s 2018 Annual Report under Part I. Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

The MD&A is organized in the following sections:

•	Overview

•	Results of Operations-three months ended March 31, 2019

•	Liquidity and Capital Resources

•	Outlook

•	Critical Accounting Policies and Estimates

Overview

Ideanomics is a holding company comprised of (i) our Legacy YOD business with primary operations in the PRC, and (ii) our Wecast Service business, a global financial technology (“Fintech”) advisory and Platform-as-a-Service company with the intent of offering customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a technology ecosystem through license agreements, joint ventures and strategic acquisitions, which we refer to as our “Fintech Ecosystem”. In parallel, through strategic acquisitions, equity investments and joint ventures, we are building a network of businesses, operating across industry verticals which we refer to as our “Industry Ventures”. We believe these industry verticals have significant potential to recognize benefits from blockchain and AI technologies that may, for example, enhance operations, address cost inefficiencies, improve documentation and standardization, unlock asset value and improve customer engagement. Our core business strategy is to promote the use, development and advancement of blockchain- and AI-based technologies, and our positioning in the fintech industry overall, by bringing technology leaders together with industry leaders and creating synergies between the businesses in our expanding Fintech Ecosystem and the businesses in our Industry Ventures. .

The Company is in a transition period from the Legacy YOD business to our new fintech services business, including the build out of the human capital needed to transform the business and the infrastructure needed to build out the U.S. operations. As part of our transition strategy, we are identifying promising technologies and use cases for operations as a next-generation fintech company. As we further develop our FinTech services business and this business continues to mature, we have been gradually phasing out of our logistics management and financing business for strategic reasons, as further described below. During the fourth quarter of 2018 we began experiencing market demand for non-logistics management revenue generating opportunities and have begun focusing our efforts on these new market FinTech services opportunities, while phasing out of the oil trading and electronics trading businesses. These new FinTech services market opportunities are in line with our FinTech Ecosystem and Industry Ventures strategy. We intend to continue to capitalize on our efforts and learning from logistics management business so that we can leverage the applications of our technologies and FinTech Ecosystem across this business and as part of our Industry Ventures strategy. Various other aspects of the development of our Fintech Ecosystem and our Industry Ventures, as described below, are still in the planning and testing phase and are generally not operational or revenue generating.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations for the three months ended March 31, 2019:

•	Our business strategy may affect the comparability of financial results

Our business strategy and the primary goal for entering certain industries, such as logistics management for crude oil trading and electronics, was to learn about the needs of buyers and sellers in industries and to promote the use, development and advancement of blockchain- and AI-based technologies.

In parallel, and for strategic reasons, after the fourth quarter of 2018, we also chose to focus our resources and efforts on other non-logistics management revenue generating opportunities that we identified in the market. These new market opportunities also involve the use of our technologies in our FinTech Ecosystem and their application across Industry Ventures. We intend to continue to capitalize on our efforts and learning from overall logistics management business, but it is not intended to be our core business. Therefore, for comparability purposes, the financial results may not be comparable as we phase out of the logistics management business going forward.

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

We are currently evaluating various assets and investments previously done as part of the Legacy YOD business, and their ability to contribute to the business strategy of our new fintech advisory and services business, to our cash flows, and the overall recoverability of these assets.

Information about segments

Wecast Services Segment

Within the Wecast Services segment, we are engaged in (1) the trading of consumer electronics starting from January 2018, which is operated out of Hong Kong through our subsidiary, Amer and crude oil trading business commenced in October 2018  when we formed our Singapore joint venture, SSE; and (2) digital asset management services. We have engaged in the crude oil trading (i.e. the sale of crude oil) and consumer electronics businesses with the primary goal of learning about the needs of buyers and sellers in industries that rely heavily on the shipment of goods in order to (i) inform our understanding of the features a blockchain platform would need to serve the logistics management and finance market, (ii) identify inefficiencies in this market and (iii) generate data to support the potential future application of AI solutions. As we further develop our FinTech services business and this business continues to mature, we have been gradually phasing out of our logistics management and financing business for strategic reasons.

Legacy YOD Segment

Since 2017, we run our legacy YOD segment with limited resources. No revenue was recognized for the three months ended March 31, 2019 and 2018.

Our Unconsolidated Equity Investments

For the investments where we may exercise significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding. Please refer to Note 8 of the notes to unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc. and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. The $86,405 income tax benefit for the three months ended March 31, 2019 includes an expense of $4,836,854 on Ideanomics, Inc.’s pre-tax income offset by a equivalent benefit resulting from the reduction of the beginning of the year Ideanomics, Inc. deferred tax valuation allowance and an $86,405 income tax benefit resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. No provision for income taxes has been provided for M.Y. Products, LLC or Red Rock Global Capital Ltd. as neither of the companies had taxable profit since inception.

The Tax Cut and Jobs Act (TCJA) of 2018 includes provision for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.

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

In addition, the TCJA now entitles US companies that own 10% or more of a foreign corporation a 100% dividends-received deduction for the foreign-source portion of dividends paid by such foreign corporation. Also, net operating losses (NOLs) arising after December 31, 2018 are deductible only to the extent of 80% of the taxpayer’s taxable income, and may be carried forward indefinitely but generally not allowed to be carried back.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31, 2019	March 31, 2018	Amount Change	% Change

Revenue	$26,945,564	$185,933,821	(158,988,257)	(86)
Cost of revenue	257,406	185,540,685	(185,283,279)	(100)
Gross profit	26,688,158	393,136	26,295,022	6,689

Operating expenses:
Selling, general and administrative expenses	4,187,868	3,737,999	449,869	12
Research and development expense	-	46,022	(46,022)	(100)
Professional fees	1,360,214	712,933	647,281	91
Depreciation and amortization	244,178	10,205	233,973	2,293
Total operating expenses	5,792,260	4,507,159	1,285,101	29

Income (Loss) from operations	20,895,898	(4,114,023)	25,009,921	(608)

Interest and other income (expense):
Interest expense, net	(735,205)	(28,035)	(707,170)	2,522
Equity in loss of equity method investees	(280,486)	(19,743)	(260,743)	1,321
Others	(57,858)	348,988	(406,846)	(117)
Earnings (Loss) before income taxes and non-controlling interest	19,822,349	(3,812,813)	23,635,162	(620)

Income tax (expense) benefit	86,405	-	86,405	-

Net income (loss)	19,908,754	(3,812,813)	23,721,567	(622)

Net (earnings) loss attributable to non-controlling interest	17,761	91,444	(73,683)	(81)
		-
Net earnings (loss) attributable to IDEX common shareholders	$19,926,515	$(3,721,369)	23,647,884	(635)

Earnings (loss) per share
Basic	$0.19	$(0.05)
Diluted	$0.18	$(0.05)

Revenues

	Three Months Ended
	March 31, 2019	March 31, 2018	Amount Change	% Change
-Wecast Service
Crude oil	$-	$178,178,605	$(178,178,605)	(100)
Consumer electronics	-	7,613,113	(7,613,113)	(100)
Digital asset management services	26,600,000	-	26,600,000	-
Other	345,564	142,103	203,461	100
	26,945,564	185,933,821	(158,988,257)	(86)
-Legacy YOD	-	-	-	-
Total	$26,945,564	$185,933,821	$(158,988,257)	(86)

Revenue for the three months ended March 31, 2019 was $26.9 million as compared to $185.9 million for the same period in 2018, a decrease of approximately $159.0 million, or 86%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services.  Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified. We intend to continue to capitalize on our efforts and learning from logistic management business so that we can leverage the applications of our technologies and FinTech Ecosystem across this business and as part of our Industry Ventures strategy.

In March 2019, the Company entered into an agreement with GTD, one of our minority shareholders and strategic investors, whereby the Company will provide digital asset management services. According to the agreement, an advanced payment with a market value equivalent to approximately $40.7 million for the master plan development services, which payment was received by the Company. The revenue will be recognized based on the progress of completion of services. The Company recognized $26.6 million for the period ended March 31, 2019 and the remaining revenue is expected to be recognized in 2019.

Please see Note 3 to the unaudited consolidated financial statements included in this report.

We did not generate any revenue from YOD Legacy business in 2018 and for the three months ended March 31, 2019 since our new fintech services business strategy limits the support of the Legacy YOD business.

Cost of revenues

	Three Months Ended
	March 31, 2019	March 31, 2018	Amount Change	% Change
-Wecast Service
Crude oil	$-	$178,156,004	$(178,156,004)	(100)
Consumer electronics	-	7,344,578	(7,344,578)	(100)
Digital asset management services	-	-	-	-
Other	257,406	40,103	217,303	542
	257,406	185,540,685	(185,283,279)	(100)
-Legacy YOD	-	-	-	-
Total	$257,406	$185,540,685	$(185,283,279)	(100)

Cost of revenues was approximately $0.3 million for the three months ended March 31, 2019, as compared to $185.5 million for the three months ended March 31, 2018. Our cost of revenues decreased by $185.2 million, from a comparability perspective, the cost of revenue during 2018 is not necessarily indicative of the new FinTech business in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during the first 3 months of 2019 is primarily associated with our digital asset management services as part of our new FinTech services business. The majority of the cost associated with the development of the master plan services have already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018

Gross profit

	Three Months Ended
For the Period ended	March 31, 2019	March 31, 2018	Amount Change	% Change
-Wecast Service
Crude oil	$-	$22,601	$(22,601)	(100)
Consumer electronics	-	268,535	(268,535)	(100)
Digital asset management services	26,600,000	-	26,600,000	-
Other	88,158	102,000	(13,842)	(14)
	26,688,158	393,136	26,295,022	6,689
-Legacy YOD	-	-	-	-
Total	$26,688,158	$393,136	$26,295,022	6,689

Gross profit ratio

	Three Months Ended
	March 31, 2019	March 31, 2018
-Wecast Service
Crude oil	0%	0%
Consumer electronics	0%	4%
Digital asset management services	100%	0%
Other	26%	72%
	99%	0%
-Legacy YOD	0%	0%
Total	99%	0%

Our gross profit for the three months ended March 31, 2019 was approximately $26.7 million, as compared to gross profit in the amount of $0.4 million during the same period in 2018. The gross profit ratio for the three months ended March 31, 2019 was 99%, while in 2018, it was 0%. The increase was mainly due to: 1) the Company recorded service revenue from digital asset management services in the first quarter of 2019; in first quarter of 2018, the company recognized one-time consulting service fees as most of our gross profit; and 2) due to the low cost of revenue in digital asset management services, the gross profit margin of first quarter of 2019 increased significantly, compare to the low gross profit margin of the logistics management business which the Company has primarily focused its activities in this area with the intent of learning the logistics management business so that we could develop use cases for the applications of our technologies and the overall benefit of our long-term strategy, not necessarily with a focus on deriving margin improvement. The reasons of high gross margin of the digital assets management services provided to GTD are as follows:

•	we have invested in our technical development knowledge in digital asset management since early 2018;
•	with our uncapitalized assets, such as knowhow and expertise in our management team to develop the appropriate strategy to provide the digital asset management service which has delivered a lot of values to our client, GTD;
•	there are no significant incremental cost, other than immaterial labor expense associated with delivering on the master plan.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 was $4.2 million as compared to $3.7 million for the same period in 2018, an increase of approximately $0.5 million or 12%. The majority of the increase was due to

•	an increase in headcounts and relevant salary expense in the amount of $0.4 million;
•	an increase of approximately of $0.6 million in consulting, legal, and professional service fees that that were paid to our external consultants who provided various consulting services with respect to our Fintech Service business; and
•	an increase in rent expense by $0.3 million mainly for our office in New York City.

Research and development expense

No material changes in our research and development expense.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our professional fees for the three months ended March 31, 2019 was $1.4 million as compared to $0.7 million for the same period in 2018, an increase of approximately $0.7 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2019 was $0.2 million as compared to $0.01 million for the same period in 2018, an increase of approximately $0.19 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired after the third quarter of year 2018.

Interest expense, net

Our interest expense increased $0.7 million to $0.7 million for the three months ended March 31, 2019, from $0.03 million during the same period of 2018. The increase in interest expense was primarily because we issued convertible notes in amortization of beneficiary conversion features associated with convertible notes issued in June 2018 and February 2019.

Income tax expenses

As of March 31, 2019, the Company had approximately $26.3 million of the U.S domestic cumulative tax loss carryforwards and approximately $30.3 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. $14.2 million U.S. tax loss carryforwards will expire beginning year 2027 through 2037 and the remaining U.S. tax loss is not subject to expiration under the new Tax Law. The foreign tax loss carryforwards will expire beginning year 2019 through 2023. We had utilized tax loss carryforwards against net income before income tax and therefore, there is no income tax for the three months period ended March 31, 2019.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Equity in loss of equity method investees

Loss of equity method investees increased $0.3 million for the three months ended March 31, 2019 by comparing to the same period of 2018 is due to net loss incurred in DBOT (see Note 8 to the Consolidated Financial Statements).

Net loss attributable to non-controlling interest

No material changes.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of approximately $2.0 million. Approximately $1.5 million was held in our Hong Kong, US and Singapore entities and $0.5 million was held in our PRC entities.

The following table provides a summary of our net cash flows from operating, investing and financing activities (unaudited).

	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(4,770,767)	$(3,404,318)
Net cash used in investing activities	(1,200,437)	(435,938)
Net cash provided by financing activities	4,859,731	485,212
Effect of exchange rate changes on cash	17,127	21,687
Net increase/(decrease) in cash	(1,094,346)	(3,333,357)
Total cash at beginning of period	3,106,244	7,577,317
Cash at end of period	$2,011,898	$4,243,960

Operating Activities

Cash used in operating activities increased by $1.4 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to (1) an increase in operating results from net loss $3.8 million in the first quarter of 2018 to net income $19.9 million in the first quarter of 2019, (2) total non-cash adjustments increase (decrease) to net income (loss) was $(25.1) million and $0.15 million for the three months ended March 31, 2019 and 2018, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $0.4 million and of $0.3 million in cash used in operations activities for the three months ended March 31, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities increased by $0.8 million, primarily used for the additional costs incurred for Fintech Village, the related costs (approximately $0.6 million) and an increase of approximately $0.2 million related to acquisitions of long term investments.

Financing Activities

We received $2.1 million from the issuance of convertible notes and $2.5 million in proceeds in a private placement from the issuance of restricted shares for the three months ended March 31, 2019, to certain investors, including officers, directors and other affiliates. While in the same period in 2018, we received $0.5 million.

Currently, our primary source of liquidity is cash on hand and we have relied on debt and equity financings to fund our operations to date. We believe that our cash balance and our expected cash flow will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As described above, in March 2019, we received 1,250,000 GTB tokens under asset purchase agreement and 7,083,333 GTB tokens under our Digital Asset Management Services Agreement with GTD.

In the future, it is possible that we will need additional capital to fund our operations and growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, related party or third-party funding. We may also convert all or a portion of our GTB tokens to fiat currency or U.S. Dollars as needed.

The fact that we have incurred significant continuing losses and could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s independent registered public accounting firm’s report of the financial statements for year ended December 31, 2018, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 2 to the unaudited consolidated financial statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since April 1, 2019 as reported in our 2018 Form 10-K.

OUTLOOK

In order to meet market demands, the Company has identified various areas that we intend to develop as part of our overall fintech services strategy, which are complementary to both our FinTech Ecosystem and Industry Ventures. These areas will focus primarily around (i) an Ideanomics AI Engine Group, (ii) a Digital Banking Advisory Group, and (iii) a Digital Asset Management Group.

1.	The Ideanomics AI Engine Group: we will leverage BDCG’s technology as we intend to work towards developing an AI-powered database, which will be customized for the banking and insurance industries.

2.	Ideanomics Digital Banking Advisory Group: we intend to utilize and integrate our investments in technologies done during 2017 and 2018 into two key areas of operations:

a.	Digital Renaissance Innovation: we will serve as an expansion of our FinTech Village in Connecticut and act as a catalyst hub to foster a pipeline of technological excellence in various industries.

b.	Global Debt Exchange Ecosystem: we will provide services around deal origination, AI risk management, advisory, issuance, and sales in a regulatory and complaint manner across fixed income products.

3.	Digital Asset Management Group: we intent to provide large-scale holders of assets and digital currencies with digital asset management services which work towards stabilizing and growing the value of their portfolios, in a regulatory and compliant manner across jurisdictions. In this capacity, we recently entered into an agreement with GT Dollar Pte. Ltd., a minority shareholder of the Company, to provide digital asset management services.

Through these groups, we intend to further leverage our core business strategy, which is to promote the use, development and advancement of blockchain- and AI-based technologies, by bringing technology leaders together with industry leaders and creating synergies in our Fintech Ecosystem and the business in our network of Industry Ventures.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, environmental contamination and the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. Starting from year 2018, we had $8 million accrued for Asset Retirement Obligations which is related to our legal contractual obligation in connection with the acquisition of Fintech Village.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operation are based upon our unaudited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Since December 31, 2018, besides new accounting policy adopted (see Note 2 to the Consolidated Financial Statements), there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

See the discussion in this section for information regarding the Company's accounting policy with respect to digital tokens.

Digital Tokens

Digital tokens consist of GTB tokens received in connection with the services agreement and assets purchase agreement with GTD. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital tokens under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of GTB tokens was a Level 2 measurement based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

New Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements for a description of accounting standards adopted related to leases. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. To the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2018 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We are subject to risks related to holding cryptocurrencies and accepting cryptocurrencies as a form of payment.

We have formed strategic partnerships with third parties and entered into service agreements that provided us with cryptocurrencies as compensation for our services. Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

As part of our strategy of forming strategic alliances with other companies in the blockchain and FinTech services industry, we may receive cryptocurrency or tokens as compensation for services. For instance, as part of our digital asset management services agreement with GTD, our compensation was paid in GTB tokens. The prices of cryptocurrency, including GTB tokens, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. However, our GTB tokens will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As a result, fluctuations in the market value of GTB tokens could cause us to record an impairment charge on the value of our GTB tokens, which would directly impact our balance sheet and statements of operations. We currently expect to hold our GTB tokens unless we need cash to support our operations, at which time we may determine to convert to fiat currency and U.S Dollars.

In particular, our GTB tokens may experience periods of extreme volatility due to (i) GTB tokens having a very limited trading history, (ii) a lack of adoption of GTB tokens by cryptocurrency holders, including a lack of adoption of cryptocurrencies generally due to the expense of mining cryptocurrencies in the current cryptocurrency price environment and (iii) GTB tokens trading on one cryptocurrency exchange which has limited operating histories. Speculators and investors who seek to profit from trading and holding GTB tokens currently account for a significant portion of GTB tokens demand. Such speculation regarding the potential future appreciation in the value of GTB tokens may artificially inflate their price. Fluctuations in the value of our GTB tokens or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock.  In addition, because of converting our holdings to fiat currency would likely take an extended period of time. If the exchange where GTB tokens trades was to cease operations or no longer quote GTB tokens, there would be no trading platform for GTB tokens and it would likely be impossible to convert GTB tokens into fiat currency.

In addition, there is substantial uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. For instance, governments may in the near future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, could have a material adverse effect on our business.

The cryptocurrency exchange on which our GTB  tokens trade has limited operating histories and, in most cases, is largely unregulated and, therefore, may be more exposed to fraud and failure than established, regulated exchanges for traditional securities and other products. To the extent that such exchange involved in fraud or experience security failures or other operational issues, it may result in negative impact to our financial results, or the loss or destruction of, our GTB tokens.

The cryptocurrency exchange on which the GTB tokens trade has limited operating histories and, in most cases, are largely unregulated. Furthermore, the cryptocurrency exchange does not provide the public with significant information regarding their ownership structure, management team, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in or may experience problems relating to such exchange. Cryptocurrency exchanges may impose daily, weekly, monthly or customer-specific transaction or distribution limits, or they may suspend withdrawals entirely, rendering the exchange of GTB tokens for other digital assets or for fiat currency difficult or impossible.

Over the past few years, a number of cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. The AsiaEDX, which is the principal exchange for the GTB tokens, launched in 2018 and is less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable. As a result, the AsiaEDX may be at risk for cybersecurity attacks or may suffer from a greater exposure to technical failure.

A lack of stability in the AsiaEDX or the other exchanges upon which GTB tokens trade and their closure or temporary shutdown due to fraud, business failure, hackers or malware, or government-mandated regulation could result in us losing all or a portion of our GTB tokens or may reduce confidence in the GTB tokens and result in greater volatility in their pricing. If the GTB tokens are delisted from the AsiaEDX or any other cryptocurrency exchange, or if any of the cryptocurrency exchanges that list GTB tokens shut down or cease to continue operations, there may cease to be a liquid market for GTB tokens. These potential consequences could also have a material adverse impact on our financial results. Moreover, the exchange that list GTB tokens operate outside of the United States. Accordingly, in the event of fraud, we may have difficulty successfully pursuing claims against these exchanges in the courts of the countries in which they are organized.

Currently, there are no regulated trading markets for our GTB tokens or the other tokens that we hold, and therefore our ability to sell such tokens may be limited.

As of the date of this report, the online trading platforms on which the tokens we hold trade, including, with respect to our GTB tokens, the AsiaEDX, currently does not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the tokens trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the tokens we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in tokens that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the tokens that we hold and could render the exchange of our tokens for other digital assets or fiat currency difficult or impossible.

GTB tokens and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We currently hold all of our GTB tokens in cold storage. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure but is not ideal for quick or regular transactions. We expect to continue to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third party platforms, cold and hot storage locations or software, or by other means. We are in control and possession of one of the more substantial holdings of GTB tokens, and we may in the future hold substantial positions in other cryptocurrencies. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our business, prospects or operations and the value of any GTB tokens or other cryptocurrencies we hold for our own account.

Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our GTB toekns and any other digital assets we may acquire may be subject to change.

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our GTB tokens as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our GTB tokens or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2019, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 30, 2019, the Company, its Board of Directors, and the Audit committee unanimously accepted the resignation of Mr. Federico Tovar, the Company’s Chief Financial Officer. In light of the above, effective May 1, 2019, Mrs. Cecilia Xu, our Corporate Controller, will assume the duties of interim Chief Financial Officer of Ideanomics, Inc. and will continue to receive an annual base salary of $195,000. Mrs. Xu, 41, joined the Company in October 2018 as Corporate Controller, and has served in that role until present.

Cecilia Xu, has over 15 years of experience in areas of finance and accounting.  She was the financial reporting director at Axiom Global Inc from April 2017 to October 2018. She was formerly the SEC reporting manager of the Ubiquiti Networks (Nasdaq: UBNT) from May 2016 to April 2017. Prior to that, she was the global audit manager and corporate accounting manager at the China and U.S. offices of Unisys (NYSE: UIS) from 2007 to 2016. In addition, she worked at PricewaterhouseCoopers from 2001 to 2007 most recently as an audit manager in the Shanghai office. She is a certified public accountant in the U.S. and China.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Trade Finance Services Agreement, dated January 9, 2019, by and among the Company, Ningbo Free Trade Zone Cross-Border Supply Chain Management and Settlement Technology Co., Ltd.
10.2	Asset Purchase Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc
10.3	Registration Rights Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc.
10.4	Convertible Note Purchase Agreement, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC
10.5	Convertible Note, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC
10.6	Warrant, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC
10.7	Registration Rights Agreement, dated February 22, 2019, by and between the Company and ID Venturas, LLC
10.8	Acquisition Agreement, dated March 5, 2019, by and between the Company and Tree Motion Sdn. Bhd.
10.9	Asset Purchase Agreement, March 14, 2019, by and between the Company and GT Dollar PTE Ltd
10.10	Employment Agreement, dated February 15, 2019, by and between the Company and Mr. Alfred Poor
10.11	Termination Agreement, dated February 12, 2019 by and between the Company and Brett McGonegal
10.12	Termination Agreement, dated February 12, 2019 by and between the Company and Evangelos Kalimtgis
10.13	Termination Agreement, dated February 12, 2019 by and between the Company and Uwe Henke
10.14	GT Dollar Service Agreement, dated March 14, 2019 by and between the Company, Thai Setakij Insurance Plc and GT Dollar Ltd
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2019.

IDEANOMICS, INC.

By:	/s/ Cecilia Xu

Cecilia Xu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

