Form 10-Q/A
period 2019-03-31
IDEANOMICS, INC.
filed 2019-07-16
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No.1)

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

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED MARCH 31, 2019

Explanatory Note

Ideanomics, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 2, 2019.

The purpose of this amendment is to amend certain Items of our Original Filing in response to comments received from the SEC. The Company is not required to update disclosures to reflect any events that occurred subsequent to May 2, 2019

References

Except as otherwise indicated by the context, references in this report to the following:

(i)	the “Company,” “Ideanomics,”, “IDEX”, “we,” “us,” and “our” are to Ideanomics, Inc. a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
(ii)	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
(iii)	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
(iv)	“GTD” refers to our minority shareholder, GT Dollar Pte. Ltd., a Singapore based information technology solution company;
(v)	“GTB” refers to cryptocurrency received from GTD for digital asset management service and disposal of certain assets;
(vi)	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media;
(vii)	“PRC” and “China” refer to People’s Republic of China;
(viii)	“Renminbi” and “RMB” refer to the legal currency of China;
(ix)	“SEC” refers to the United States Securities and Exchange Commission;
(x)	“Securities Act” refers to Securities Act of 1933, as amended;
(xi)	“Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xii)	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xiii)	“U.S. dollar,” “$” and “US$” refer to United States dollars;
(xiv)	“VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited;
(xv)	“Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited,) a Hong Kong company;
(xvi)	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company;
(xvii)	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company;
(xviii)	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017.

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

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
		(restated)
Cash flows from operating activities:
Net income (loss)	$19,908,754	$(3,812,813)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	224,484	121,190
Depreciation and amortization	244,178	10,205
Non-cash interest expense	735,205	-
Equity in losses of equity method investees	280,486	19,743
Digital currencies received as payment for services	(26,600,000)	-
Change in assets and liabilities:
Accounts receivable	(35,689)	(80,546,513)
Prepaid expenses and other assets	(124,121)	190,865
Accounts payable	(45,941)	(5,618,606)
Deferred revenue	203,121	(68,850)
Amount due to related parties	40,206	86,265,554
Accrued expenses, salary and other current liabilities	398,550	34,907
Net cash used in operating activities	(4,770,767)	(3,404,318)

Cash flows from investing activities:
Acquisition of property and equipment	(580,437)	(7,682)
Disposal of subsidiaries, net of cash disposed	-	(36,646)
Acquisition of subsidiaries, net of cash acquired	-	(391,610)
Payments for long term investments	(620,000)	-
Net cash used in investing activities	(1,200,437)	(435,938)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,132,300	-
Proceeds from issuance of common stocks	2,500,000	527,632
Proceeds from/(Repayment of) amounts due to related parties	227,431	-
Repayment of amounts due to related parties	-	(42,420)
Net cash provided by financing activities	4,859,731	485,212
Effect of exchange rate changes on cash	17,127	21,687
Net increase (decrease) in cash and restricted cash	(1,094,346)	(3,333,357)

Cash and restricted cash at the beginning of the period	3,106,244	7,577,317

Cash and restricted cash at the end of the period	$2,011,898	$4,243,960

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Disposal assets in exchange of GTB	$20,218,920	$-
Service Revenue received in GTB	$26,600,000	$-
Advances from Customer received in GTB	$14,100,000	$-
Issuance of shares for acquisition of intangible assets	$4,655,000	$-

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

On an ongoing basis, we evaluate our estimates, including those related to the bad debt allowance, variable considerations, fair values of financial instruments, intangible assets (including digital currencies) and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. We base our estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Digital Currency

Digital currency consists of GTDollar Coins (“GTB”) received in connection with the services agreement and assets purchase agreement with GT Dollar Pte. Ltd. (“GTD”), our minority shareholder (Note 3 and 13 (b)).

GTB is a type of digital asset that is not a fiat currency and is not backed by hard assets or other financial instruments, and does not represent an investment in GTD or a right to access GTD’s platform. As a result, the value of GTB is determined by the value that various market participants place on GTB through their transactions. GTB holders make or lose money from buying and selling GTB,  and also has the right to access the applications built with GTD Payment Blockchain.

Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under current GAAP, the Company has determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of GTB was a Level 2 measurement (see Note 3) based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

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

Digital asset management service with GTD:

On March 14, 2019, the Company entered into a service agreement with one of our minority shareholders, GTD to provide digital asset management services including consulting, advisory and management services which will be delivered in two phases. There are two performance obligations: (1) the development of a master plan for GTD’s assets for 7,083,333 GTB agreed by both parties; and (2) exclusive marketing and business development management services for a fee as percentage (0.25%) of the total market value of GTB; based on a 10-day average of the 10 business days leading up to the end of a respective calendar month, and paid on the first day of each new calendar month.

The Company recognizes revenue for the master plan development services over the contract period (expected to be completed in six months), based on the progress of the services provided towards completed satisfaction. Based on ASC 606-10-32, at contract inception, the Company considered the following factors to estimate the fair value of GTB (noncash consideration): a) it only trades in one exchange, which operations have been less than one year; b) its historical volatility is high; c) the Company’s intention to hold the majority of GTB, as part of our digital asset management services; and d) associated risks discussed in Note 18 (f). Therefore, the fair value of 7,083,333 GTB using Level 2 measurement was approximately $40.7 million with a 76% discount to the fixed contract price agreed upon by both parties when signed the contract. We considered similar token exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76%. The fair value is calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155%; dividend yield: zero and risk free interest rate 2.25%.

We recognized revenues of $26.6 million for the three months ended March 31, 2019 and recognized deferred revenues in the amount of $14.1 million as of March 31, 2019.

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

For the three months ended March 31, 2019, the Company only provided the service of master plan development and recognized revenue of $26.6 million.

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

Variable consideration

Certain customers may receive discounts, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. Our revenue reserves, consisting of various discounts and allowances, which are components of variable consideration as discussed above, are considered an area of significant judgment. Additionally, our digital asset management service revenue, as discussed above, is calculated as a percentage (0.25%) of the total market value of GTB. For these areas of significant judgment, actual amounts may ultimately differ from our estimates and are adjusted in the period in which they become known.

Deferred revenues

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments and GTB received or due in advance of satisfying our performance obligations.

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

Note 6.      Accounts Receivable

Accounts receivable is mainly from our Wecast Service business and consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable, gross	$19,406,354	$19,370,665
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$19,406,354	$19,370,665

The following table outlines the aging of the accounts receivable:

	March 31, 2019	December 31, 2018
Within 90 days	$-	$1,219,526
91-180 days	1,142,599	633
181-365 days	11,215,027	12,385,193
More than 1 year	6,894,513	5,765,313
Total	$19,406,354	$19,370,665

The balance mainly represents the receivables from electronics consumer products trading business. Our payment term is usually within 180 days upon the receipts of the goods. The Company has reviewed the outstanding balance by customers and concluded that the outstanding balances are collectible. The customers have promised to pay to the Company and the outstanding balances are expected to be collected in the second half year of 2019.

Note 7.     Property and Equipment, net

The following is a breakdown of property and equipment:

	March 31,	December 31,
	2019	2018
Furniture and office equipment	$345,541	$357,064
Vehicle	64,632	63,135
Leasehold improvements	198,584	200,435
Total property and equipment	608,757	620,634
Less: accumulated depreciation	(196,566)	(186,514)
Land	3,042,777	3,042,777
Building	2,067,666	2,067,666
Assets Retirement Obligations – Environmental Remediation	8,000,000	8,000,000
Capitalized direct development cost	2,070,621	1,484,864
Total Construction in progress (Fintech Village)	15,181,064	14,595,307
Property and Equipment, net	$15,593,255	$15,029,427

The Company recorded depreciation expense of approximately $16,609 and $7,584, which is included in its operating expenses for the three months ended March 31, 2019 and 2018, respectively.

The Company recorded $8.0 million of Asset Retirement Obligations which are related to our legal contractual obligations in connection with the acquisition of Fintech Village. The Capitalized direct development costs mainly represents the legal and architectural costs.

Note 8.     Goodwill and Intangible Assets

Goodwill

There were no acquisitions that closed during the first three months of 2019 and there is no change in the carrying amount of goodwill.

Intangible Assets

Information regarding amortizing and indefinite lived intangible assets consisted of the following:

		March 31, 2019				December 31, 2018
	Weight Average Remaining	Gross Carry	Accumulated	Impairment	Net	Gross Carry	Accumulated	Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Animation Copyright (Note 13 (b))	-	$-	$-	$-	$-	$301,495	$(64,606)	$-	$236,889
Software and licenses	-	97,308	(95,648)	-	1,660	97,308	(93,251)	-	4,057
Intellectual property (Note 5 (a))	4.9	4,655,000	(77,583)	-	4,577,417	-	-	-	-
Influencer network	9.5	1,980,000	(115,500)	-	1,864,500	1,980,000	(66,000)	-	1,914,000
Customer contract	2.5	500,000	(97,223)	-	402,777	500,000	(55,556)	-	444,444
Trade name	14.5	110,000	(4,277)	-	105,723	110,000	(2,444)	-	107,556
Technology platform	6.5	290,000	(24,165)	-	265,835	290,000	(13,808)	-	276,192
Total amortizing intangible assets		$7,632,308	$(414,396)	$-	$7,217,912	$3,278,803	$(295,665)	$-	$2,983,138
Indefinite lived intangible assets
Website name		25,214	-	-	25,214	159,504	-	(134,290)	25,214
Patent		28,000	-	-	28,000	28,000	-	-	28,000
GTB (Note 13 (b))		61,123,506	-	-	61,123,506	-	-	-	-
Total intangible assets		$68,809,028	$(414,396)	$-	$68,394,632	$3,466,307	$(295,665)	$(134,290)	$3,036,352

Amortization expense relating to intangible assets was $227,568 and $2,621 for the three months ended March 31, 2019 and 2018, respectively.

The following table outlines the expected amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized

2019 (excluding the three months ended March 31, 2019)	$1,198,499
2020	1,344,429
2021	1,288,873
2022	1,177,762
2023 and thereafter	2,208,350
Total amortization to be recognized	$7,217,913

Note 9.     Long-term Investments

Long-term investments consisted of Non-marketable Equity Investment and Equity Method Investment as below:

	March 31,	December 31,
	2019	2018
Non-marketable Equity Investment	$6,266,880	$9,452,103
Equity Method Investment	16,676,714	16,956,506
Total	$22,943,594	$26,408,609

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

Note 10.     Leases

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

Note 11.     Supplemental Financial Statement Information

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

Note 12.     Convertible Note

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

Disposal of Assets in exchange of GTB

In March 2019, the Company completed the sale of the following assets (with total carrying amount of approximately $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1,250,000 GTB. The Company considers the arrangement is a nonmonetary transaction and the fair values of GTB are not reasonably determinable due to the reasons described in Note 3. Therefore, GTB received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845-10-30.

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

Note 15.     Share-Based Payments

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

Note 16.     Earnings (Loss) Per Common Share

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

Note 17.     Income Taxes

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

Note 18.     Contingencies and Commitments

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

(f)	Digital Currency Risks

As of March 31, 2019, the Company holds 8,333,333 GTB. The risks related to our holdings of GTB including:

•	Digital currency is highly volatile due to the limited trading history, and singular currency exchange platform;
•	Under the circumstances where governments prohibit or effectively prohibit the trading of digital currency, this will significantly impact the financial statements of the Company since the digital currency market is currently largely unregulated; and
•	The Company is also subject to cybersecurity risk where hacking and breach of information will result in the loss of assets.

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

Note 22.     Going Concern and Management’s Plans

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

•	As discussed in Note 13, the Company has entered into a convertible note agreement with SSSIG in which it will receive approximately $1.4 million in additional cash during 2019; and

•	As of March 31, 2019, the Company holds 8,333,333 GTB and we may convert all or a portion of our GTB to fiat currency or into U.S. Dollars as needed.

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

Note 23.     Subsequent Events

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

Currently, our primary source of liquidity is cash on hand and we have relied on debt and equity financings to fund our operations to date. We believe that our cash balance and our expected cash flow will be sufficient to meet all of our financial obligations for the twelve months from the date of this report. As described above, in March 2019, we received 1,250,000 GTB under asset purchase agreement and 7,083,333 GTB under our Digital Asset Management Services Agreement with GTD.

In the future, it is possible that we will need additional capital to fund our operations and growth initiatives, which we expect we would raise through a combination of equity offerings, debt financings, related party or third-party funding. We may also convert all or a portion of our GTB to fiat currency or U.S. Dollars as needed.

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

See the discussion in this section for information regarding the Company's accounting policy with respect to digital currencies.

Digital Currency

Digital Currency consist of GTB received in connection with the services agreement and assets purchase agreement with GTD. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under current GAAP, the Company has determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of GTB was a Level 2 measurement based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

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

As part of our strategy of forming strategic alliances with other companies in the blockchain and FinTech services industry, we may receive cryptocurrency or tokens as compensation for services. For instance, as part of our digital asset management services agreement with GTD, our compensation was paid in GTB. The prices of cryptocurrency, including GTB, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. However, our GTB will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As a result, fluctuations in the market value of GTB could cause us to record an impairment charge on the value of our GTB, which would directly impact our balance sheet and statements of operations. We currently expect to hold our GTB unless we need cash to support our operations, at which time we may determine to convert to fiat currency and U.S Dollars.

In particular, our GTB may experience periods of extreme volatility due to (i) GTB having a very limited trading history, (ii) a lack of adoption of GTB by cryptocurrency holders, including a lack of adoption of cryptocurrencies generally due to the expense of mining cryptocurrencies in the current cryptocurrency price environment and (iii) GTB trading on one cryptocurrency exchange which has limited operating histories. Speculators and investors who seek to profit from trading and holding GTB currently account for a significant portion of GTB demand. Such speculation regarding the potential future appreciation in the value of GTB may artificially inflate their price. Fluctuations in the value of our GTB or any other cryptocurrencies that we hold may also lead to fluctuations in the value of our common stock.  In addition, because of converting our holdings to fiat currency would likely take an extended period of time. If the exchange where GTB trades was to cease operations or no longer quote GTB, there would be no trading platform for GTB and it would likely be impossible to convert GTB into fiat currency.

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

The cryptocurrency exchange on which our GTB  trade has limited operating histories and, in most cases, is largely unregulated and, therefore, may be more exposed to fraud and failure than established, regulated exchanges for traditional securities and other products. To the extent that such exchange involved in fraud or experience security failures or other operational issues, it may result in negative impact to our financial results, or the loss or destruction of, our GTB.

The cryptocurrency exchange on which the GTB trade has limited operating histories and, in most cases, are largely unregulated. Furthermore, the cryptocurrency exchange does not provide the public with significant information regarding their ownership structure, management team, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in or may experience problems relating to such exchange. Cryptocurrency exchanges may impose daily, weekly, monthly or customer-specific transaction or distribution limits, or they may suspend withdrawals entirely, rendering the exchange of GTB for other digital assets or for fiat currency difficult or impossible.

Over the past few years, a number of cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. The AsiaEDX Exchange , which is the principal exchange for the GTB, launched in 2018 and is less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable. As a result, the AsiaEDX Exchange may be at risk for cybersecurity attacks or may suffer from a greater exposure to technical failure.

A lack of stability in the AsiaEDX or the other exchanges upon which GTB trade and their closure or temporary shutdown due to fraud, business failure, hackers or malware, or government-mandated regulation could result in us losing all or a portion of our GTB or may reduce confidence in the GTB and result in greater volatility in their pricing. If the GTB are delisted from the AsiaEDX or any other cryptocurrency exchange, or if any of the cryptocurrency exchanges that list GTB shut down or cease to continue operations, there may cease to be a liquid market for GTB. These potential consequences could also have a material adverse impact on our financial results. Moreover, the exchange that list GTB operate outside of the United States. Accordingly, in the event of fraud, we may have difficulty successfully pursuing claims against these exchanges in the courts of the countries in which they are organized.

Currently, there are no regulated trading markets for our GTB or the other digital currencies that we hold, and therefore our ability to sell such digital currencies may be limited.

As of the date of this report, the online trading platforms on which the digital currencies we hold trade, including, with respect to our GTB, the AsiaEDX, currently does not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the digital currencies trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the digital currencies we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in digital currencies that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the digital currencies that we hold and could render the exchange of our digital currencies for other digital assets or fiat currency difficult or impossible.

GTB and other cryptocurrencies that we hold may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We currently hold all of our GTB in cold storage. Cold storage refers to any cryptocurrency wallet that is not connected to the internet. Cold storage is generally more secure but is not ideal for quick or regular transactions. We expect to continue to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third party platforms, cold and hot storage locations or software, or by other means. We are in control and possession of one of the more substantial holdings of GTB, and we may in the future hold substantial positions in other cryptocurrencies. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our business, prospects or operations and the value of any GTB or other cryptocurrencies we hold for our own account.

Because there has been limited precedent set for financial accounting of cryptocurrencies and other digital assets, the determination that we have made for how to account for our GTB and any other digital assets we may acquire may be subject to change.

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital currencies and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our GTB as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles—Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our GTB or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

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

Item 6. Exhibits

Exhibit
No.	Description
10.1	Trade Finance Services Agreement, dated January 9, 2019, by and among the Company, Ningbo Free Trade Zone Cross-Border Supply Chain Management and Settlement Technology Co., Ltd. *
10.2	Asset Purchase Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc*
10.3	Registration Rights Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc.*
10.4	Convertible Note Purchase Agreement, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC*
10.5	Convertible Note, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC*
10.6	Warrant, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC*
10.7	Registration Rights Agreement, dated February 22, 2019, by and between the Company and ID Venturas, LLC*
10.8	Acquisition Agreement, dated March 5, 2019, by and between the Company and Tree Motion Sdn. Bhd. *
10.9	Asset Purchase Agreement, March 14, 2019, by and between the Company and GT Dollar PTE Ltd*
10.10	Employment Agreement, dated February 15, 2019, by and between the Company and Mr. Alfred Poor*
10.11	Termination Agreement, dated February 12, 2019 by and between the Company and Brett McGonegal*
10.12	Termination Agreement, dated February 12, 2019 by and between the Company and Evangelos Kalimtgis*
10.13	Termination Agreement, dated February 12, 2019 by and between the Company and Uwe Henke*
10.14	GT Dollar Service Agreement, dated March 14, 2019 by and between the Company, Thai Setakij Insurance Plc and GT Dollar Ltd*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certifications of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	Taxonomy Extension Schema Document**
101.CAL	Taxonomy Extension Calculation Linkbase Document**
101.DEF	Taxonomy Extension Definition Linkbase Document**
101.LAB	Taxonomy Extension Label Linkbase Document**
101.PRE	Taxonomy Extension Presentation Linkbase Document**

*Previously filed as an exhibit to the Form 10-Q.

**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 16, 2019.

IDEANOMICS, INC.

By:	/s/ Cecilia Xu

Cecilia Xu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

