Form 10-Q
period 2019-06-30
IDEANOMICS, INC.
filed 2019-08-14
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,022,111 shares as of August 12, 2019.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,060,387	$3,106,244
Accounts receivable, net	19,397,605	19,370,665
Licensed content, current	-	16,958,149
Prepayments	743,763	2,042,041
Other current assets	6,664,336	3,594,942
Total current assets	27,866,091	45,072,041
Property and equipment, net	16,323,758	15,029,427
Intangible assets, net	74,407,763	3,036,352
Goodwill	704,884	704,884
Long-term investments	22,658,058	26,408,609
Operating lease right of use assets	6,182,300	-
Other non-current assets	1,253,797	3,983,799
Total assets	$149,396,651	$94,235,112

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See Note 4)
Accounts payable	$19,218,695	$19,265,094
Deferred revenue	493,536	405,929
Amount due to related parties	2,085,601	800,822
Other current liabilities	7,810,221	5,321,697
Current portion of operating lease liabilities	893,472	-
Convertible promissory note due to related parties	4,474,967	4,140,055
Total current liabilities	34,976,492	29,933,597
Deferred tax liabilities	-	513,935
Asset retirement obligations	8,000,000	8,000,000
Convertible note-long term	12,475,609	11,313,770
Operating lease liability-long term	5,724,104	-
Total liabilities	61,176,205	49,761,302
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2019 and December 31, 2018	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 112,589,024 shares and 102,766,006 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	112,589	102,765
Additional paid-in capital	214,743,490	195,779,576
Accumulated deficit	(124,756,574)	(149,975,302)
Accumulated other comprehensive loss	(1,568,316)	(1,664,598)
Total IDEX shareholder’s equity	88,531,189	44,242,441
Non-controlling interest	(1,572,738)	(1,030,626)
Total equity	86,958,451	43,211,815
Total liabilities, convertible redeemable preferred stock and equity	$149,396,651	$94,235,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue from third parties	$354,308	$132,986,538	$699,872	$318,920,359
Revenue from related party	14,100,000	-	40,700,000	-
Total revenue	14,454,308	132,986,538	41,399,872	318,920,359
Cost of revenue from third parties	249,524	49,603,626	506,930	72,884,557
Cost of revenue from related parties	466,894	81,850,378	466,894	244,110,132
Gross profit	13,737,890	1,532,534	40,426,048	1,925,670

Operating expenses:
Selling, general and administrative expense	6,484,909	8,790,167	10,672,777	12,528,166
Research and development expense	-	679,587	-	725,609
Professional fees	1,169,405	640,365	2,529,619	1,353,298
Depreciation and amortization	369,821	13,020	613,999	23,225
Total operating expense	8,024,135	10,123,139	13,816,395	14,630,298

Income (loss) from operations	5,713,755	(8,590,605)	26,609,653	(12,704,628)

Interest and other income (expense)
Interest expense, net	(580,876)	(28,137)	(1,316,081)	(56,172)
Equity in loss of equity method investees	(285,535)	(10,691)	(566,021)	(30,434)
Other	1,909	18,512	(55,949)	367,500
Income (loss) before income taxes and non-controlling interest	4,849,253	(8,610,921)	24,671,602	(12,423,734)

Income tax benefit	427,530	-	513,935	-

Net income (loss)	5,276,783	(8,610,921)	25,185,537	(12,423,734)

Net loss attributable to non-controlling interest	15,430	290,897	33,191	382,341

Net income (loss) attributable to IDEX common shareholders	$5,292,213	$(8,320,024)	$25,218,728	$(12,041,393)

Earnings (loss) per share
Basic	$0.05	$(0.12)	$0.24	$(0.17)
Diluted	$0.05	$(0.12)	$0.22	$(0.17)

Weighted average shares outstanding:
Basic	108,694,719	71,785,448	107,029,448	70,309,078
Diluted	112,461,401	71,785,448	117,605,184	70,309,078

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income (loss)	$5,276,783	$(8,610,921)	$25,185,537	$(12,423,734)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	(67,859)	(101,196)	78,979	(142,825)
Comprehensive income (loss)	5,208,924	(8,712,117)	25,264,516	(12,566,559)

Comprehensive loss attributable to non-controlling interest	7,438	270,628	50,494	371,220
Comprehensive income (loss) attributable to IDEX common shareholders	$5,216,362	$(8,441,489)	$25,315,010	$(12,195,339)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Six Months Ended June 30, 2018
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, January 1, 2018	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation	-	-	121,190	-	-	121,190	-	121,190
Common stock issuance for RSU vested	13,464	13	(13)	-	-	-	-	-
Common stock issuance for option exercised	42,501	43	2,589	-	-	2,632	-	2,632
Common stock issued for warrant exercised	300,000	300	524,700	-	-	525,000	-	525,000
Net loss	-	-	-	(3,721,369)	-	(3,721,369)	(91,444)	(3,812,813)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(32,481)	(32,481)	(9,148)	(41,629)
Balance, March 31, 2018 (restated)	68,865,055	$68,865	$159,098,010	$(130,414,391)	$(814,555)	$27,937,929	$(1,389,959)	$26,547,970
Share-based compensation	-	-	3,239,727	-	-	3,239,727	-	3,239,727
Investment from GTD and SSS	-	-	5,900,000	-	-	5,900,000	-	5,900,000
Common stock issuance for RSU vested	1,227,244	1,227	(1,227)	-	-	-	-	-
Common stock issuance for acquisition of BDCG	3,000,000	3,000	7,797,000	-	-	7,800,000	-	7,800,000
Net loss	-	-	-	(8,320,024)	-	(8,320,024)	(290,897)	(8,610,921)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(121,465)	(121,465)	20,269	(101,196)
Balance, June 30, 2018	73,092,299	$73,092	$176,033,510	$(138,734,415)	$(936,020)	$36,436,167	$(1,660,587)	$34,775,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Six Months Ended June 30, 2019
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, January 1, 2019	102,766,006	$102,765	$195,779,576	$(149,975,302)	$(1,664,598)	$44,242,441	$(1,030,626)	$43,211,815
Share-based compensation	-	-	224,484	-	-	224,484	-	224,484
Common stock issuance for restricted shares	129,840	130	(130)	-	-	-	-	-
Common Stock issuance for acquisition-SolidOpinion (Note 5(a))	4,500,000	4,500	7,150,500	-	-	7,155,000	-	7,155,000
Common stock issuance for convertible debt (Note 12)	1,166,113	1,166	2,048,834	-	-	2,050,000	-	2,050,000
Net income (loss)	-	-	-	19,926,515	-	19,926,515	(17,761)	19,908,754
Foreign currency translation adjustments, net of nil tax	-	-	-	-	172,133	172,133	(25,295)	146,838
Balance, March 31, 2019	108,561,959	$108,561	$205,203,264	$(130,048,787)	$(1,492,465)	$73,770,573	$(1,073,682)	$72,696,891
Share-based compensation	-	-	3,702,636	-	-	3,702,636	-	3,702,636
Common stock issuance for asset acquisition-Fintalk (Note 5(b))	2,860,963	2,861	5,347,139	-	-	5,350,000	-	5,350,000
Common stock issuance for acquisition of non-controlling interest Grapevine (Note 5(c))	590,671	591	491,027	-	-	491,618	(491,618)	-
Investment from SSSIG*	575,431	576	(576)	-	-	-	-	-
Net income (loss)	-	-	-	5,292,213	-	5,292,213	(15,430)	5,276,783
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(75,851)	(75,851)	7,992	(67,859)
Balance, June 30, 2019	112,589,024	$112,589	$214,743,490	$(124,756,574)	$(1,568,316)	$88,531,189	$(1,572,738)	$86,958,451

*In 2018, the Company entered into a subscription agreement and amended agreements with Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation (“SSSIG”), an affiliate of Dr. Wu, to purchase $1.1 million of Common Stock at the then market price. The Company has received $1.1 million in total in 2018 and issued 575,431 shares of common stock in June 2019.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net income (loss)	$25,185,537	$(12,423,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share-based compensation expense	3,927,120	3,360,917
Depreciation and amortization	613,999	23,225
Non-cash interest expense	1,323,687	-
Equity in losses of equity method investees	566,021	30,434
Digital currency received as payment for services	(40,700,000)	-

Change in assets and liabilities:
Accounts receivable	(26,940)	(85,823,652)
Prepaid expenses and other assets	1,187,714	(1,931,974)
Accounts payable	(46,399)	3,625,307
Deferred revenue	87,607	(116,843)
Amount due to related parties	82,612	81,850,378
Accrued expenses, salary and other current liabilities	1,910,990	(17,769)
Net cash used in operating activities	(5,888,052)	(11,423,711)

Cash flows from investing activities:
Acquisition of property and equipment	(1,378,696)	(64,828)
Acquisition of subsidiaries, net of cash acquired	-	(391,610)
Payments for long term investments	(870,000)	-
Net cash used in investing activities	(2,248,696)	(456,438)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,302,300	-
Proceeds from issuance of shares and warrant	2,500,000	6,427,632
Borrowings from related parties	1,284,781	25,888
Net cash provided by financing activities	6,087,081	6,453,520
Effect of exchange rate changes on cash	3,810	(12,896)
Net decrease in cash and restricted cash	(2,045,857)	(5,439,525)

Cash and cash equivalents at the beginning of the period	3,106,244	7,577,317

Cash and cash equivalents at the end of the period	$1,060,387	$2,137,792

Supplemental disclosure of cash flow information:
Disposal of assets in exchange of GTB	$20,218,920	$-
Service Revenue received in GTB	$40,700,000	$-
Issuance of shares for acquisition of intangible assets	$10,005,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in the United States and Asia. The Company is comprised of (i) our Legacy YOD business with primary operations in the PRC, and (ii) our Wecast Service business, which is in the final phase of transitioning to a global financial technology (“Fintech”) advisory and Platform-as-a-Service business, including the development of our Fintech Ecosystem, and our Industry Ventures business. Our core business strategy is to promote the development, adoption and advancement of blockchain- and AI-based technologies, with a focus on industries undergoing significant technological change, such as financial services and clean energy vehicles. By partnering with both incumbent industry leaders and new disruptors, we aim to create synergies and solutions which provide a profitable advancement for our business and that of our customers and partners. Some examples of this are the use of blockchain, AI and machine learning in financial trading systems, to provide streamlined trading, settlement, governance, and trading benchmarks and indicators; the use of blockchain, AI and machine learning in the enablement of commercial clean energy transportation to provide streamlined underwriting of large-scale lease financing and ABS financing, as well as data-driven fleet and charging network management; and the use of blockchain, AI and machine learning for the streamlining and transparency of global supply chain management.

The fintech advisory business intends to offer customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a financial technology ecosystem through license agreements, joint ventures and strategic investments, which we refer to as our “Fintech Ecosystem”. Based on the Company’s unique assets in the Fintech Ecosystem and the relationships we have developed, we have identified certain industry verticals in which we are well positioned to compete. We refer to this portion of the business as “Industry Ventures”. Through strategic acquisitions, equity investments, partnerships and joint ventures, we are building a network of businesses and are actively operating in these industry verticals. The most compelling example of the Industry Ventures is our expansion into the new energy transportation space, which we believe has the potential to become a material portion of our future business.

The Company has nearly completed the transition from the Legacy YOD business to our new fintech services business, including the build out of human capital needed to transform the business and the infrastructure needed to build out the U.S. operations.

Basis of Presentation

In this Form 10-Q, unless the context otherwise requires, the use of the terms "we," "us", "our" and the “Company” refers to Ideanomics, Inc, its consolidated subsidiaries and variable interest entities (“VIEs”).

On April 24, 2018, the Company completed the acquisition of 100% equity ownership in Shanghai Guang Ming Investment Management (“Guang Ming”), a PRC limited liability company. One of the two selling shareholders is a related party, an affiliate of Bruno Wu (“Dr. Wu”). Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. Under Accounting Standard Codification (“ASC”) 805-50-05-5 and ASC 805-50-30-5, the transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets of Guang Ming were transferred to the Company, and the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2018 have been prepared as if the current corporate structure had been in place at the beginning of periods presented in which the common control existed.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statements of the financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, have been made. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Our financial assets that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, asset retirement obligations, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments and no material adjustments to equity securities using the measurement alternative for the three and six months ended June 30, 2019 and 2018.

Digital Currency

Digital currency consisting of GTDollar Coins (“GTB”), Bitcoin and Ethereum.

GTB is received in connection with the services agreement and assets purchase agreement with GT Dollar Pte. Ltd. (“GTD”), our minority shareholder (Note 3 and 14 (b)).

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

During the six months ended June 30, 2019, the Company gradually converted 785,786 GTB to 2,409 Bitcoins and 17,460 Ethereum.

As of June 30, 2019, the Company holds 7,547,547 GTB, 2,409 Bitcoins and 17,460 Ethereum.

Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under current GAAP, the Company has determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of GTB currency was a Level 2 measurement (see Note 3) based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal group) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal groups; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent losses as an adjustment to the carrying value of the disposal group.

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

The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under the transition guidance, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. Adoption of the new standard resulted in the recording of operating right of use assets and the related lease liabilities of approximately $3.6 million and $3.7 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities was immaterial. The standard did not materially impact our consolidated operating results and had no impact on cash flows. Please see Note 10.

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

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU was effective January 1, 2019. Please see Note 12.

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

The majority of the Company’s revenue is derived from Wecast Services. The following table presents our revenues disaggregated by revenue source, geography (based on our business locations) and timing of revenue recognition.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Geographic Markets
Singapore	$-	$81,855,796	$-	$260,034,401
USA	14,454,308	-	41,399,872	-
Hong Kong	-	51,130,742	-	58,885,958
	$14,454,308	$132,986,538	$41,399,872	$318,920,359
Services Lines
-Wecast Services
Crude oil	$-	$81,855,796	$-	$260,034,401
Consumer electronics	-	51,035,507	-	58,648,620
Digital asset management services	14,100,000	-	40,700,000	-
Digital advertising services and other	354,308	95,235	699,872	237,338
Total	$14,454,308	$132,986,538	$41,399,872	$318,920,359

Timing of Revenue Recognition
Products transferred at a point in time	$354,308	$132,986,538	$699,872	$318,920,359
Services provided over time	14,100,000	-	40,700,000	-
Total	$14,454,308	$132,986,538	$41,399,872	$318,920,359

Wecast services revenue

Wecast services are mainly engaged in the logistics management, including sales of crude oil, consumer electronics, and digital consulting services such as assets management and marketing services.

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

The most significant judgment is determining whether we are the principal or agent for the sales of crude oil and consumer electronics. We report revenues from these transactions on a gross basis where we are the principal considering the following principal versus agent indicators:

(a)	We are primarily responsible for fulfilling the promise to provide the goods to the customer. The Company enters into contracts with customers with specific quality requirements and the suppliers separately. The Company is obliged to provide the goods if the supplier fails to transfer the goods to the customer and responsible for the acceptability of the goods.
(b)	The Company has certain inventory risk. Although the Company has the title to the good only momentarily before passing title on to the customer, the Company is responsible to arrange and issue bill of lading to the customer so that the customer can have the right to obtain the required oil product. In addition, the customer can seek remedies and submit the claim against the Company regarding the quality or quantity of the products delivered.
(c)	The Company has discretion in establishing prices. Upon delivery of the crude oil and consumer electronics to the customer, the terms of the contract between the Company and the supplier require the Company to pay the supplier the agreed-upon price. The Company and the customer negotiate the selling price, and the Company invoices the customer for the agreed-upon selling price. The Company’s profit is based on the difference between the sales price negotiated with the customer and the price charged by the supplier. The sales price for crude oil is based on the daily benchmark price of spot product plus any premium determined by the Company.

Digital asset management service with GTD:

On March 14, 2019, the Company entered into a service agreement with GTD, one of our minority shareholders, to provide digital asset management services including consulting, advisory and management services which will be delivered in two phases. There are two performance obligations: (1) the development of a master plan for GTD’s assets for 7,083,333 GTB agreed by both parties; and (2) exclusive marketing and business development management services for a fee as percentage (0.25%) of the total market value of GTB ; based on a 10-day average of the 10 business days leading up to the end of a respective calendar month, and paid on the first day of each new calendar month.

The Company recognizes revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606-10-32, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): a) it only trades in one exchange, which operations have been less than one year; b) its historical volatility is high; c) the Company’s intention to hold the majority of GTB, as part of our digital asset management services; and d) associated risks discussed in Note 19 (f). Therefore, the value of 7,083,333 GTB using Level 2 measurement was approximately $40.7 million with a 76% discount to the fixed contract price agreed upon by both parties when signing the contract. We considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76%. The estimated value of GTB is calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155%; dividend yield: zero and risk free interest rate 2.25%.

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

As of June 30, 2019, all performance obligations associated with the development of the master plan for GTD’s assets have been satisfied. Accordingly, the Company recognized revenue of $14.1 million and $40.7 million, for the three months and six months ended June 30, 2019, respectively. The Company has not started delivering the marketing and business development management services.

Legacy YOD revenue

Since 2017, we run our legacy YOD segment with limited resources. No revenue was recognized for the six months ended June 30, 2019 and 2018.

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

For these consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of June 30, 2019 and December 31, 2018, assets (mainly long-term investments) that can only be used to settle obligations of these VIEs were approximately $0.3 million and $3.5 million, respectively, and the Company is the major creditor for the VIEs.

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

Note 5.     Acquisitions and Divestitures

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

(b)	Assets Acquisition of Fintalk Assets (“Fintalk”)

In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The purchase price for Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded in prepaid expense as of December 31, 2018.

In June 2019, the Company entered into an amendment to the agreement. The purchase price for Fintalk Assets is amended to $6.35 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $5.35 million. The Company issued 2,860,963 shares ($1.87 per share) in June 2019 and completed the transaction.

(c)	Acquisition of Grapevine Logic, Inc. (“Grapevine”)

In September 2018, the Company completed the acquisition of 65.65% share of Grapevine for $2.4 million in cash. Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Dr. Wu, the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company (the “Option”). The aggregate exercise price for the Option is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the Option is exercised, and is payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date. The Option Agreement will expire on August 31, 2021.

In May 2019, the Company entered into two amendments to the Option Agreement, The aggregate exercise price for the Option is amended to the greater of (i) fair market value of the Fomalhaut Interest in Grapevine as of the close of business on the date preceding the date upon which the option is exercised; and (ii) $1.84 per share of the Company’s common stock. It was also agreed that the full amount of the exercise price shall be paid in the form of common stock of the Company.

In June 2019, the Company issued 590,671 shares in exchange of 34.35% ownership in Grapevine as a result of the exercise of the Option. At the completion date of the transaction, the carrying amount of the non-controlling interest in Grapevine was approximately $0.5 million. The difference between the value of the consideration exchanged of approximately $1.1 million and the carrying amount of the non-controlling interest in Grapevine is recorded as a debit to Additional Paid in Capital based on ASC 810-10-45-23.

(d)	Acquisition of Tree Motion Sdn. Bhd. (“Tree Motion”)

On March 5, 2019, the Company entered into the following acquisition agreements:

•	Acquire 51% of Tree Motion, a Malaysian company, for 25,500,000 shares of the Company’s common stock at $2.00 per share.
•	Acquire 11.22% of Tree Motion’s parent company, Tree Manufacturing Sdn. Bhd., for 12,190,000 shares of the Company’s common stock and $620,000 in cash or/and loan. Therefore, we will directly and indirectly own 55.50% of Tree Motion.

Tree motion is engaged in the Electric Vehicle (EV) market and a leading EV participant in the ASEAN market. The acquisition will give the Company reach into the EV market in the fast-growing ASEAN region. The transactions are conditioned upon the Company’s completion of its due diligence, customary closing conditions and regulatory approval. In May 2019, the Company started renegotiating the terms and conditions of the acquisition based on the progress and initial results of due diligence and reached a revised agreement in July 2019. The Company issued 25,500,000 shares of the Company’s common stock in March 2019 in connection with the acquisition of Tree Motion and the shares were held at an escrow account originally and subsequently canceled in July 2019. Refer to Note 23 for further information regarding the current progress of this transaction.

As of June 30, 2019, we have paid $870,000 as an investment deposit and recorded the amount in other non-current assets on our consolidated balance sheet.

Divestitures

The Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

(e)	Asset for Sale-Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell Red Rock business and enter into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, and agreed to sell its entire interest in Red Rock for a consideration of $700,000. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on our outlook. The transaction is expected to be completed in the second half of 2019.

As of June 30, 2019, the Company determined Red Rock met the held for sale criteria. However, Red Rock has no liability and immaterial assets, including cash ($1,897) and intercompany receivable ($145,888) which is already eliminated in consolidation.   Therefore, the Company did not present asset held for sale separately in the Consolidated Balance Sheet.  In addition, Red Rock did not meet the criteria to be classified as a discontinued operation.

(f)	Amer Global Technology Limited (“Amer”)

On June 30, 2019, the Company entered into an agreement with BCC Technology Company Limited (“BCC”) and Tekang Holdings Technology Co., Ltd (“Tekang ”) pursuant to which Tekang will inject certain assets in robotics and electronic internet industry and IOT business consisting of manufacturing data, supply chain management & financing, and lease financing of industrial robotics into Amer in exchange for 71.81% of ownership interest in Amer.

After the completion of the transaction, the Company’s ownership interest in Amer will be diluted from 55% to 10%. The transactions are conditioned upon the Company’s completion of its due diligence, customary closing conditions and regulatory approval. As of the date of this report, this transaction has not been completed.

Note 6. Accounts Receivable

Accounts receivable is mainly from our Wecast Services business and consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable, gross	$19,397,605	$19,370,665
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$19,397,605	$19,370,665

The following table outlines the aging of the accounts receivable:

	June 30, 2019	December 31, 2018
Within 90 days	$145,467	$1,219,526
91-180 days	-	633
181-365 days	1,123,630	12,385,193
More than 1 year	18,128,508	5,765,313
Total	$19,397,605	$19,370,665

The balance mainly represents the receivables from electronics consumer products trading business. Our payment term is usually within 180 days upon the receipts of the goods. The Company has reviewed the outstanding balance by customers and concluded that the outstanding balances are collectible. The customers have promised to pay to the Company and the Company expected the outstanding balances to be collected in the second half of 2019.

Note 7.     Property and Equipment, net

The following is a breakdown of property and equipment:

	June 30,	December 31,
	2019	2018
Furnitures and office equipment	353,000	357,064
Vehicle	63,198	63,135
Leasehold improvements	195,365	200,435
Total property and equipment	611,563	620,634
Less: accumulated depreciation	(223,991)	(186,514)
Land	3,042,777	3,042,777
Building	2,067,666	2,067,666
Assets Retirement Obligations – Environmental Remediation	8,000,000	8,000,000
Capitalized direct development cost	2,825,743	1,484,864
Construction in progress (Fintech Village)	15,936,186	14,595,307
Property and Equipment, net	$16,323,758	$15,029,427

The Company recorded depreciation expense, which is included in its operating expense, of $20,520 and $10,537 for the three months ended June 30, 2019 and 2018 and $37,129 and $18,121 for the six months ended June 30, 2019 and 2018, respectively.

The Company recorded $8.0 million of Asset Retirement Obligations which are related to our legal contractual obligations in connection with the acquisition of Fintech Village. The Capitalized direct development costs mainly represent the legal and architectural costs.

Note 8.     Goodwill and Intangible Assets

Goodwill

There were no acquisitions that closed during the six months of 2019 and there is no change in the carrying amount of goodwill.

Intangible Assets

Information regarding amortizing and indefinite lived intangible assets consisted of the following:

		June 30, 2019				December 31, 2018
	Weight Average Remaining	Gross Carry	Accumulated	Accumulated Impairment	Net	Gross Carry	Accumulated	Accumulated Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Animation Copyright (Note 14 (b))	-	$-	$-	$-	$-	$301,495	$(64,606)	$-	$236,889
Software and licenses	-	97,308	(97,308)	-	-	97,308	(93,251)	-	4,057
SolidOpinion IP (Note 5 (a))	4.7	4,655,000	(310,333)	-	4,344,667	-	-	-	-
Fintalk intangible assets (Note 5 (b))	5.0	6,350,000	-	-	6,350,000	-	-	-	-
Influencer network	9.2	1,980,000	(165,000)	-	1,815,000	1,980,000	(66,000)	-	1,914,000
Customer contract	2.2	500,000	(138,890)	-	361,110	500,000	(55,556)	-	444,444
Trade name	14.2	110,000	(6,111)	-	103,889	110,000	(2,444)	-	107,556
Technology platform	6.2	290,000	(34,524)	-	255,476	290,000	(13,808)	-	276,192
Total amortizing intangible assets		$13,982,308	$(752,166)	$-	$13,230,142	$3,278,803	$(295,665)	$-	$2,983,138
Indefinite lived intangible assets
Website name		159,504	-	(134,290)	25,214	159,504	-	(134,290)	25,214
Patent		28,000	-	-	28,000	28,000	-	-	28,000
GTB (Note 14 (b))		61,124,407	-	-	61,124,407	-	-	-	-
Total intangible assets		$75,294,219	$(752,166)	$(134,290)	$74,407,763	$3,466,307	$(295,665)	$(134,290)	$3,036,352

Amortization expense relating to intangible assets was $325,841 and $2,483 for the three months ended June 30, 2019 and 2018 and $553,409 and $5,104 for the six months ended June 30, 2019 and 2018, respectively.

The following table outlines the expected amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized
2019 (excluding the six months ended June 30, 2019)	$1,307,214
2020	2,614,429
2021	2,558,873
2022	2,447,762
2023	2,447,762
2024 and thereafter	1,854,102
Total amortization to be recognized	$13,230,142

 Note 9.     Long-term Investments

Long-term investments consisted of Non-marketable Equity Investment and Equity Method Investment as below:

	June 30,	December 31,
	2019	2018
Non-marketable Equity Investment	$6,266,880	$9,452,103
Equity Method Investment	16,391,178	16,956,506
Total	$22,658,058	$26,408,609

Non-marketable equity investment

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. There is no impairment for the six months ended June 30, 2019.

Equity method investments

The Company’s investment in companies accounted for using the equity method of accounting consist of the following:

		June 30, 2019
						Foreign currency
		December 31,		Loss on	Impairment	translation
		2018	Addition	investment	loss	adjustments	June 30, 2019
Wecast Internet	(i)	$4,114	$-	$(5)	$-	$1,930	$6,039
Hua Cheng	(ii)	308,666	-	(24,983)	-	(1,237)	282,446
BDCG	(iv)	9,800,000	-	-	-	-	9,800,000
DBOT	(v)	6,843,726	-	(541,033)	-	-	6,302,693
Total		$16,956,506	$-	$(566,021)	$-	$693	$16,391,178

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

In 2018, we signed a joint venture agreement with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing AI and big data technology in the United States. On April 24, 2018, the Company acquired 20% equity ownership in BDCG from one noncontrolling party for a total consideration of $9.8 million which consists of $2 million in cash and $7.8 million paid in the form of the Company’s common stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock), increasing the Company’s ownership to 60% in BDCG. The remaining 40% of BDCG are held by Seasail ventures limited (“Seasail”). The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810-10-25-11) granted to Seasail. The new entity is currently in the process of ramping up its operations. In April 2019, the company rebranded the name of the BDCG joint venture to Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include credit services, corporation services, index services and products, and capital market services and products.

(v)	Delaware Board of Trade Holdings, Inc. (“DBOT”)

As of June 30, 2019, the Company held 36.92% equity ownership in DBOT. DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of our subsidiaries is powered by DBOT’s platform, trading system and technology.

In April 2019, the Company entered into a securities purchase agreement to acquire additional 6,918,547 shares in DBOT in exchange for 4,427,870 shares of the Company’s common stock at $2.11 per share, thereby becoming the majority and controlling shareholder in DBOT. The transaction is expected to be completed in the third quarter of 2019.

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

As of June 30, 2019, our operating lease right of use assets and operating lease liability are approximately $6.2 million and $6.6 million, respectively. The operating lease expenses including in Selling, general and administrative expense are approximately $0.7 million and $0.2 million for the three months ended June 30, 2019 and 2018 and $1.1 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The weighted-average remaining lease term is 6.2 years and the weighted-average discount rate is 7.5%.

Maturity of operating lease liability is as follows:

Maturity of Lease Liability	Operating Lease
2019 (excluding the six months ended June 30, 2019)	$719,347
2020	1,184,602
2021	1,202,496
2022	1,294,781
2023	1,343,668
2024 and thereafter	2,586,560
Total lease payments	8,331,454
Less: Interest	(1,713,878)
Total	$6,617,576

Note 11.     Supplemental Financial Statement Information

Other Current Assets

“Other current assets” were approximately $6.7 million and $3.6 million as of June 30, 2019 and December 31, 2018, respectively. Components of "Other current assets" that were more than 5 percent of total current assets: (1) $3.6 million of environmental surety bond collateral for which the Company has received the cash in July 2019 and (2) other receivable due from third parties in our subsidiaries located in PRC in the amount of $2.8 million and $3.3 million for the period ended June 30, 2019 and December 31, 2018, respectively.

Other Current Liabilities

“Other current liabilities” were approximately $7.8 million and $5.3 million as of June 30, 2019 and December 31, 2018, respectively. Components of "Other current liabilities" that were more than 5 percent of total current liabilities were other payable due to third parties in the amount of $7.0 million and $4.6 million for the period ended June 30, 2019 and December 31, 2018, respectively.

Note 12.     Convertible Note

The following is the summary of outstanding convertible notes as of June 30, 2019:

	June 30,	December 31,
	2019	2018
Convertible Note-Mr. McMahon(Note 14 (a))	$3,199,562	$3,140,055
Convertible Note-SSSIG (Note 14 (a))	1,275,405	1,000,000
Convertible Note-Advantech	12,023,859	11,313,770
Senior Secured Convertible Note – ID Venturas 7	451,750	-
Total	$16,950,576	$15,453,825
Short-term Note	4,474,967	4,140,055
Long-term Note	12,475,609	11,313,770

Convertible Note – Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12,000,000 (the Notes). The Notes bear interest at a rate of 8%, mature on June 28, 2021, and are convertible into approximately 6,593,406 shares of the Company’s common stock at a conversion price of $ 1.82 per share. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded of approximately $1.4 million. For the three months ended June 30, 2019 and 2018, total interest expense recognized relating to the beneficial conversion feature was $116,000 and $0, respectively. For the six months ended June 30, 2019 and 2018, total interest expense recognized relating to the beneficial conversion feature was $230,000 and $0, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other convertible note offering. As of June 30, 2019, the Company was in compliance with all ratios and covenants.

Senior Secured Convertible Debenture- ID Ventura 7

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

The discounts on the convertible note for the warrants and beneficial conversion feature are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of June 30, 2019, the unamortized discount on the convertible note is approximately $1,598,000. Total interest expense recognized relating to the discount was approximately $126,000 and $452,000 for the three and six months ended June 30, 2019, respectively.

Interest on the convertible note is payable quarterly starting from April 1, 2019. The convertible note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the convertible note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in Grapevine, which had a carrying amount of $2.4 million as of June 30, 2019. The Company has the right to request for the removal of the guarantee and collateral by issuance of additional 250,000 shares of common stock. In addition, IDV has registration rights that require the Company to file and register the common stock issued or issuable upon conversion of the convertible note or the exercise of the warrants, within 180 days following the closing of the transaction.

The Company is also subject to penalty fee at 8% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Note 13.    Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 50 million shares of convertible preferred stock, $0.001 par value, issuable in series.

As of June 30, 2019 and December 31, 2018, 7,000,000 shares of Series A preferred stock were issued and outstanding and is convertible, at any time at the option of the holder, into 933,333 shares of common stock (subject to customary adjustments). The Series A preferred stock shall be entitled to ten vote per common stock on an as-converted basis and only entitled to receive dividends when and if declared by the board. On liquidation, both series of preferred stock are entitled to a liquidation preference of $0.50 per share. The shares are not redeemable except on liquidation or if there is a change in control of the Company or a sale of all or substantially all of the assets of the Company. The conversion price of the Series A may only be adjusted for standard anti-dilution, such as stock splits and similar events. The Series A preferred stocks are considered to be equity instruments and therefore the embedded conversion options have not been separated. Because the preferred stocks have conditions for their redemption that may be outside the control of the Company, they have been classified outside of Shareholders’ Equity, in the mezzanine section of our balance sheet.

Common Stock

Our board of directors has authorized 1,500 million shares of common stock, $0.001 par value.

Note 14.    Related Party Transactions

(a)	Convertible Notes

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, our Vice Chairman, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365-day year. We entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.5), convertible stocks (changed from of Series E Preferred Stock to Common Stock) and extension of the maturity date to December 31, 2019. In August 2019, the Note was extended to December 31, 2020 (see note 23).

For the three and six months ended June 30, 2019, the Company recorded interest expense of approximately $30,000 and $60,000, respectively, related to the Note. For the three and six months ended June 30, 2018, the Company also recorded interest expense of approximately $30,000 and $60,000, respectively, related to the Note. Interest payable was $199,562 and $140,055 as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, the Company received $1.3 million from SSSIG. The Company has not received the remaining $1.2 million as of the date of this report. For the three and six months ended June 30, 2019, the Company recorded interest expense of approximately $12,000 and $23,000, respectively, related to the Note.

(b)	Transactions with GTD

Disposal of Assets in exchange of GTB

In March 2019, the Company completed the sale of the following assets (with total carrying amount of approximately $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1,250,000 GTB. The Company considers the arrangement as a nonmonetary transaction and the fair values of GTB are not reasonably determinable due to the reasons described in Note 3. Therefore, GTB received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845-10-30.

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

For the six months ended June 30, 2018, we purchased crude oil in the amount of approximately $244.1 million from three suppliers that a minority shareholder of the Company has significant influence upon because this minority shareholder has significant influence on both our Singapore joint venture and these three suppliers. The Company has recorded the purchase on a separate line item referenced as “Cost of revenue from related parties” in its financial statements. There is no outstanding balance due (in Accounts Payable) as of June 30, 2019. No such related party transactions occurred for the same period in 2019.

(d)	Severance payments

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay approximately $837,000 in total for salary, severance and expenses. The Company paid $637,000 in the first quarter of year 2019 and recorded $200,000 in other current liabilities on our consolidated balance sheet as of June 30, 2019.

(e)	Borrowing from Dr. Wu. and his affiliates

During the second quarter of 2019, the Company obtained several borrowings, $0.8 million in total, from Dr. Wu and his affiliates. We recorded these borrowings in amount due to related parties on our consolidated balance sheet as of June 30, 2019. These borrowings bear no interest. The Company has repaid $0.2 million in July 2019.

(f)	Borrowing from DBOT

During the second quarter of 2019, the Company obtained several borrowings, $550,000 in total, from DBOT, and recorded these borrowings in amount due to related parties on our consolidated balance sheet as of June 30, 2019. These borrowings bear no interest. The Company has repaid $300,000 in July 2019.

(g)	Acquisition of Fintalk Assets

Please refer to Note 5(b).

(h)	Asset for Sale-Red Rock Global Capital LTD (“Red Rock”)

Please refer to Note 5(e).

(i)	Acquisition of Grapevine Logic. (“Grapevine”)

Please refer to Note 5(c).

(j)	Amer Global Technology Limited (“Amer”)

Please refer to Note 5(f).

Note 15.    Share-Based Payments

As of June 30, 2019, the Company had 15,054,764 options, 58,586 restricted shares and 1,671,196 warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, our Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of June 30, 2019, the maximum aggregate number of shares of our common stock that may be issued under the 2010 Plan is 31,500,000 shares. As of June 30, 2019, options available for issuance are 14,157,326 shares.

The company recorded share-based payments expense of $3,702,636 and $3,239,727 for the three months ended June 30, 2019 and 2018 and $3,927,120 and $3,360,917 for the six months ended June 30, 2019 and 2018, respectively.

(a)	Stock Options

Stock option activity for the six months ended June 30, 2019 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,706,431	$3.28	4.08	$-
Granted	14,325,000	1.98	8.99	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(976,667)	1.98	-	-
Outstanding at June 30, 2019	15,054,764	$2.13	8.92	$6,711,166
Vested and expected to be vested as of June 30, 2019	15,054,764	$2.13	8.92	$6,711,166
Options exercisable at June 30, 2019 (vested)	3,944,769	$2.55	6.85	$1,378,485

As of June 30, 2019, approximately $16,773,428 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.65 years. The total fair value of shares vested for the six months ended June 30, 2019 and 2018 was $3,485,610 and $319,001 respectively.  Cash received from options exercised during the six months ended June 30, 2019 and 2018 was approximately $0 and $2,632, respectively.

(b)	Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother were expired without exercise on January 31, 2019. The Company issued warrants to IDV in connection with senior secured convertible note (See Note 12) and the weighted average exercise price was $1.84 and the weighted average remaining life was approximately 4.7 years.

	June 30, 2019	December 31, 2018
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
2014 Broker Warrants (Series E Financing)	-	60,000	$1.75	01/31/19
2018 IDV (Senior secured convertible note )	1,671,196	-	$1.84	2/22/2024
	1,671,196	60,000

On September 24, 2018, the Company entered into employment agreements with three executives. As part of their employment agreements, they are entitled to warrants for an aggregate of 8,000,000 shares at an exercise price of $5.375 per share (the “Exercise Price”), which is a 25% premium to the $4.30 per share closing market price of the Company’s common stock on September 7, 2018, the date upon which the terms of the employment agreements were mutually agreed. In February 2019, the rights to receive warrants were terminated due to the resignation of three executives.

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

A summary of the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2019	87,586	$2.46
Granted	129,840	$1.24
Forfeited	-	$-
Vested	(158,840)	$1.49
Non-vested restricted shares outstanding at June 30, 2019	58,586	$2.38

As of June 30, 2019, there was $56,550 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average period of 0.76 years.

Note 16.     Earnings (Loss) Per Common Share

Basic earnings (loss) per common share attributable to our shareholders is calculated by dividing the net earnings (loss) attributable to our shareholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. The calculations of basic and diluted earnings (loss) per share for the three months and six months ended, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net earnings (loss) attributable to common stockholders	$5,292,213	$(8,320,024)	$25,218,728	$(12,041,393)
Interest expense attributable to convertible promissory note	42,406	-	792,702	-
Net earnings (loss) assuming dilution	5,334,619	(8,320,024)	26,011,430	(12,041,393)
Basic
Basic weighted average common shares outstanding	108,694,719	71,785,448	107,029,448	70,309,078
Effect of dilutive securities
Convertible preferred shares- Series A	933,333	-	933,333	-
Conversion of restricted shares and employee stock options	30,135	-	12,631	-
Convertible promissory notes	2,803,214	-	9,629,772	-
Diluted potential common shares	112,461,401	71,785,448	117,605,184	70,309,078

Net earnings (loss) per share:
Basic	$0.05	$(0.12)	$0.24	$(0.17)
Diluted	$0.05	$(0.12)	$0.22	$(0.17)

In 2018, diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares was anti-dilutive. The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our earnings (losses) and thus these shares were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive.

	June 30,	December 31,
	2019	2018
Warrants	1,671,196	60,000
Options	15,053,691	1,706,431
Series A Preferred Stock	-	933,333
Convertible promissory note and interest	1,114,130	10,407,233
Total	17,839,017	13,106,997

Note 17.     Income Taxes

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $513,935, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities.. This resulted in an effective tax rate of (2.1%). The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

As of June 30, 2019, the Company had approximately $4.8 million of the U.S domestic cumulative tax loss carryforwards and approximately $30.9 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. The remaining 2018 U.S. tax loss is not subject to expiration under the new Tax Law. The foreign tax loss carryforwards will expire beginning year 2019 through 2023.

There was no identified unrecognized tax benefit as of June 30, 2019.  We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Note 18.     Contingencies and Commitments

Lawsuits and Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2019, there are no such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Note 19.     Concentration, Credit and Other Risks

(a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducts legacy YOD business in China through a series of contractual arrangements (See Note 4). The Company believes that these contractual arrangements are in compliance with PRC law and are legally enforceable. If Sinotop Beijing, SSF or their respective legal shareholders fail to perform the obligations under the contractual arrangements or any dispute relating to these contracts remains unresolved, we can enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties. If we had direct ownership of Sinotop Beijing and SSF, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Sinotop Beijing or SSF, which in turn could affect changes at the management level, subject to any applicable fiduciary obligations. However, under the current contractual arrangements, the Company relies on Sinotop Beijing, SSF and their respective legal shareholders to perform their contractual obligations to exercise effective control. The Company also gives no assurance that PRC government authorities will not take a view in the future that is contrary to the opinion of the Company. If the current ownership structure of the Company and its contractual arrangements with the VIEs and their equity holders were found to be in violation of any existing or future PRC laws or regulations, the Company's ability to conduct its business could be affected and the Company may be required to restructure its ownership structure and operations in the PRC to comply with the changes in the PRC laws which may result in deconsolidation of the VIEs.

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

For the six months ended June 30, 2018, one customer individually accounted for more than 10% of the Company’s revenue from third parties. One customer individually accounted for more than 10% of the Company’s net accounts receivables as of June 30, 2018, respectively.

For the six months ended June 30, 2019, one customer individually accounted for more than 10% of the Company’s revenue. Two customers individually accounted for more than 10% of the Company’s net accounts receivables as of June 30, 2019, respectively.

(c)	Major Suppliers

For the six months ended June 30, 2018, two suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of June 30, 2018.

For the six months ended June 30, 2019, three suppliers individually accounted for more than 10% of the Company’s accounts payable as of June 30, 2019.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of June 30, 2019 and December 31, 2018, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Wecast Services. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash and time deposits maintained at banks consist of the following:

	June 30,	December 31,
	2019	2018
RMB denominated bank deposits with financial institutions in the PRC	$290,254	$1,523,622
US dollar denominated bank deposits with financial institutions in the PRC	$24,454	$133,053
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$470	$13,133
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$24,187	$44,182
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$656,129	$697,099
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$64,893	$695,155
Total	$1,060,387	$3,106,244

As of June 30, 2019 and December 31, 2018, deposits of $58,809 and $0 were insured. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

(f)	Digital Currency Risks

As of June 30, 2019, the Company holds 7,547,547 GTB, 2,409 Bitcoins and 17,460 Ethereum. The risks related to our holdings of GTB including:

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

Note 20.     Defined Contribution Plan

For our U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100% employer matching contribution of the first 3% and a 50% employer matching contribution of each additional percent contributed by an employee up to 5% of each employee’s pay. Employees become fully vested in employer matching contributions after six months of employment. Company 401(k) matching contributions were approximately $0 and $1,442 for the three months ended June 30, 2019 and 2018 and $0 and $2,755 for the six months ended June 30, 2019 and 2018, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $77,015 and $160,357 for the three months ended June 30, 2019 and 2018 and $154,214 and $372,061 for the six months ended June 30, 2019 and 2018, respectively.

Note 21.     Segments and Geographic Areas

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

We operate our business in two operating segments: Legacy YOD and Wecast Services. Segment disclosures are on a performance basis consistent with internal management reporting. The Company does not allocate expenses below segment gross profit since these segments share the same executive team, office space, occupancy expenses, information technology infrastructures, human resources and finance department.

Information about segments during the periods presented were as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
REVENUE
-Legacy YOD	$-	$-
-Wecast Services	41,399,872	318,920,359
Total revenue	41,399,872	318,920,359
Cost of revenue
-Legacy YOD	-	-
-Wecast Services	973,824	316,994,689
Gross profit	$40,426,048	$1,925,670

	June 30, 2019	December 31, 2018
TOTAL ASSETS
-Legacy YOD	$833,498	$26,442,810
-Wecast Services	148,563,153	51,592,929
-Unallocated assets	-	16,199,383
Total	$149,396,651	$94,235,122

Note 22.     Going Concern and Management’s Plans

As of June 30, 2019, the Company had cash and cash equivalents of approximately $1.1 million and the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

Management has taken several actions below to ensure that the Company will continue as a going concern through August 31, 2020, including reductions in YOD legacy segment related expenses and discretionary expenditures.

•	As discussed in Note 11, the State of Connecticut released the $3.6 million cash collateral related to environmental remediation surety bond. The Company received $3.6 million cash in July.

•	As discussed in Note 5, the Company is expecting $0.7 million to be received from Red Rock Group Limited as a result of the sale of Redrock.

•	As discussed in Note 14, the Company has entered into a convertible note agreement with SSSIG in which it will receive approximately $1.2 million in additional cash during 2019; and

•	As of June 30, 2019, the Company holds 7,547,547 GTB, 2,409 Bitcoins and 17,460 Ethereum and we may convert all or a portion of our digital currency to fiat currency or into U.S. Dollars as needed.

As part of the Company’s strategy, management raised these recent capitals to cover short and medium term cash needs, while it plans to unlock revenue from its new fintech advisory services business in 2019.  Therefore, the Company does not plan to take additional outside investments in the near term, unless there is a delay in product expectations and sales.

Although the Company may attempt to raise funds by issuing debt or equity instruments, future financing may not be available to the Company on terms acceptable to the Company or at all or such resources may not be received in a timely manner. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

Note 23.     Subsequent Events

Investment in Blackhorse Ventures (“Liquefy”)

On July 16, 2019, the Company entered into a share subscription agreement to subscribe 1,186 Pre-A preferred shares of Liquefy, a Cayman Islands company, for the consideration of $1,500,290 in the form of common shares of Ideanomics. The subscription shares will represent 10% of the share capital of Liquefy on a fully diluted basis. The transaction is completed in July 2019.

Acquisition of Glory Connection Sdn. Bhd

On July 18, 2019, the Company entered into an Acquisition Agreement (“Glory Agreement”) to purchase a 34% interest in Glory Connection Sdn. Bhd. (“Glory Connection”), a Malaysian Company, from its shareholder Beijing Financial Holding Limited, a Hong Kong registered company, for the consideration of 12,190,000 restricted common shares of Ideanomics (IDEX), representing US$24,380,000 at $2.00 per share. By way of this transaction, Ideanomics will own a least 18.70% stake of Tree Manufacturing Sdn. Bhd., a Malaysian Company engaged in the Electric Vehicle (EV) market and a leading EV participant in the ASEAN market.

As part of this transaction, the Company was also granted an option to purchase 40% of interest in Bigfair Holdings Limited (“Bigfair”) from its shareholder Beijing Financial Holding Limited for an exercise price of $13,165,200 in the form of common shares of Ideanomics. Bigfair currently holds a 51% ownership stake in Glory Connection. After exercise of this option, the Company will increase its interest in Glory Connection and Tree Manufacturing Sdn. Bhd. to 54.4% and 29.92%, respectively.

Termination of agreements with Tree Motion

Effective on July 18, 2019, the Company has terminated its Acquisition Agreement with Tree Motion pursuant to which the Company was to acquire 51% of Tree Motion in exchange for 25,500,000 shares of the Company’s common stock at $2.00 per share. Further, the Company has terminated its Acquisition Agreement to acquire 11.22% of Tree Motion’s parent company, Tree Manufacturing Sdn. Bhd. (the “Parent Company”) for 12,190,000 shares of the Company’s common stock.

Shareholder Class Action

On July 19, 2019, a purported class action, captioned Jose Pinto Claro Da Fonseca Miranda v. Ideanomics, Inc., was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. While the Company believes that the Class Action is without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.

Amendment of $3.0 Million Convertible Note with Mr. Shane McMahon

In August 2019, the Company entered into the eighth amendment to the Convertible Note agreement with Mr. McMahon, effective as of May 7, 2019, pursuant to which the maturity date of the Note was extended to December 31, 2020.

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

The MD&A is organized in the following sections:

•	Overview

•	Results of Operations - three months and six months ended June 30, 2019

•	Liquidity and Capital Resources

•	Outlook

•	Critical Accounting Policies and Estimates

Overview

Ideanomics is a global services company comprised of (i) our Legacy YOD business with primary operations in the PRC, (ii) our Wecast Service business, which is in the final phase of transitioning to a global financial technology (“Fintech”) advisory and Platform-as-a-Service business, including the development of our Fintech Ecosystem, and our Industry Ventures business. Our core business strategy is to promote the development, adoption and advancement of blockchain- and AI-based technologies, with a focus on industries undergoing significant technological change, such as financial services and clean energy vehicles. By partnering with both incumbent industry leaders and new disruptors, we aim to create synergies and solutions which provide a profitable advancement for our business and that of our customers and partners. Some examples of this are the use of blockchain, AI and machine learning in financial trading systems, to provide streamlined trading, settlement, governance, and trading benchmarks and indicators; the use of blockchain, AI and machine learning in the enablement of commercial clean energy transportation to provide streamlined underwriting of large-scale lease financing and ABS financing, as well as data-driven fleet and charging network management; and the use of blockchain, AI and machine learning for the streamlining and transparency of global supply chain management.

The fintech advisory business intends to offer customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a financial technology ecosystem through license agreements, joint ventures and strategic investments, which we refer to as our “Fintech Ecosystem”.

Based on the Company’s unique assets in the Fintech Ecosystem and the relationships we have developed, we have identified certain industry verticals in which we are well positioned to compete. We refer to this portion of the business as “Industry Ventures”. Through strategic acquisitions, equity investments, partnerships and joint ventures, we are building a network of businesses and are actively operating in these industry verticals. The most compelling example of the Industry Ventures is our expansion into the new energy transportation space, which we believe has the potential to become a material portion of our future business.

The Company has nearly completed the transition from the Legacy YOD business to our new fintech services business, including the build out of human capital needed to transform the business and the infrastructure needed to build out the U.S. operations. As part of our transition strategy, we are identifying promising technologies and use cases for operations as a next-generation fintech company. As the fintech business developed and matured, we have begun to gradually phase out the logistics-related business for strategic reasons, as further described below. During the fourth quarter of 2018 we began experiencing market demand for non-logistics management revenue-generating opportunities and have begun focusing our efforts on these new market fintech services opportunities, while phasing out of the oil trading and electronics trading businesses. These new fintech market opportunities are in line with our FinTech Ecosystem and Industry Ventures strategy.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations for the three months and six months ended June 30, 2019:

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

Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our Fintech Ecosystem and Industry Ventures. There could be an increase in value in the Wecast Services segment as a result of increases in value from our investment in DBOT or other unconsolidated entities. In addition, while we intend to contribute cash and other assets to our joint ventures, we do not intend for our company to conduct significant research and development activities. We intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our joint ventures and partnerships may contribute to significant fluctuations in the results of our operations.

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

Information about segments

Wecast Services Segment

Within the Wecast Services segment, we are engaged in (1) the trading of consumer electronics starting from January 2018, which is operated out of Hong Kong through our subsidiary, Amer and crude oil trading business commenced in October 2017  when we formed our Singapore joint venture, SSE; and (2) digital asset management services. We have engaged in the crude oil trading (i.e. the sale of crude oil) and consumer electronics businesses with the primary goal of learning about the needs of buyers and sellers in industries that rely heavily on the shipment of goods in order to (i) inform our understanding of the features a blockchain platform would need to serve the logistics management and finance market, (ii) identify inefficiencies in this market and (iii) generate data to support the potential future application of AI solutions. As we further develop our FinTech services business and this business continues to mature, we have been gradually phasing out of our logistics management and financing business for strategic reasons, and we intend to enter into the new energy transportation business including sales, financing, and the development of charging networks, which we believe has the potential to become a material portion of our future business.

Legacy YOD Segment

Since 2017, we run our legacy YOD segment with limited resources. No revenue was recognized for the six months ended June 30, 2019 and 2018.

Our Unconsolidated Equity Investments

For the investments where we may exercise significant influence, but not control, they are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or commit to provide additional funding. Please refer to Note 9 of the notes to unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc. and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. Taxes that otherwise would have been due on the income of Ideanomics, Inc. were completely offset by net operating loss carryovers from prior years. Deferred tax assets related to those net operating loss carryovers had previously been entirely offset by valuation allowances. A $513,935 income tax benefit was recorded, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities. No provision for income taxes has been provided for M.Y. Products, LLC or Red Rock Global Capital Ltd. as neither of the companies had taxable profit since inception.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change
Revenue	$14,454,308	$132,986,538	(118,532,230)	(89)
Cost of revenue	716,418	131,454,004	(130,737,586)	(99)
Gross profit	13,737,890	1,532,534	12,205,356	796

Operating expenses:
Selling, general and administrative expenses	6,484,909	8,790,167	(2,305,258)	(26)
Research and development expense	-	679,587	(679,587)	(100)
Professional fees	1,169,405	640,365	529,040	83
Depreciation and amortization	369,821	13,020	356,801	2,740
Total operating expenses	8,024,135	10,123,139	(2,099,004)	(21)

Income (Loss) from operations	5,713,755	(8,590,605)	14,304,360	(167)

Interest and other income (expense):
Interest expense, net	(580,876)	(28,137)	(552,739)	1,964
Equity in loss of equity method investees	(285,535)	(10,691)	(274,844)	2,571
Others	1,909	18,512	(16,603)	(90)
Income (Loss) before income taxes and non-controlling interest	4,849,253	(8,610,921)	13,460,174	(156)

Income tax benefit	427,530	-	427,530	100

Net income (loss)	5,276,783	(8,610,921)	13,887,704	(161)

Net loss attributable to non-controlling interest	15,430	290,897	(275,467)	(95)

Net income (loss) attributable to IDEX common shareholders	$5,292,213	$(8,320,024)	13,612,237	(164)

Earnings (loss) per share
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)

Revenues

	Three Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$81,855,796	$(81,855,796)	(100)
Consumer electronics	-	51,035,507	(51,035,507)	(100)
Digital asset management services	14,100,000	-	14,100,000	100
Other	354,308	95,235	259,073	272
Total	$14,454,308	$132,986,538	$(118,532,230)	(89)

Revenue for the three months ended June 30, 2019 was $14.5 million as compared to $133.0 million for the same period in 2018, a decrease of approximately $118.5 million, or 89%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services.  Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified.

In March 2019, the Company entered into an agreement with GTD, one of our minority shareholders and strategic investors, whereby the Company agreed to provide digital asset management services. The Company recognized 26.6 million in the first quarter of 2019, and the remaining revenue of $14.1 million in the second quarter of 2019 as all performance obligations associated with the development of the master plan from the agreement have been satisfied.

Please see Note 3 to the unaudited consolidated financial statements included in this report.

We did not generate any revenue from YOD Legacy business in 2018 and for the three months ended June 30, 2019 since our new fintech services business strategy limits the support of the Legacy YOD business.

Cost of revenues

	Three Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$81,850,378	$(81,850,378)	(100)
Consumer electronics	-	49,565,376	(49,565,376)	(100)
Digital asset management services	466,894	-	466,894	100
Other	249,524	38,250	$211,274	552
Total	$716,418	$131,454,004	$(130,737,586)	(99)

Cost of revenues was approximately $0.7 million for the three months ended June 30, 2019, as compared to $131.4 million for the three months ended June 30, 2019, a decrease of approximately $130.7 million, or 99%. From a comparability perspective, the cost of revenue during 2018 is not necessarily indicative of the new FinTech business in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during the second quarter of 2019 is primarily associated with our digital asset management services as part of our new FinTech services business.  Majority of the costs associated with the development of the master plan services have already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit

	Three Months Ended
For the Period ended	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$5,418	$(5,418)	(100)
Consumer electronics	-	1,470,131	(1,470,131)	(100)
Digital asset management services	13,633,106	-	13,633,106	100
Other	104,784	56,985	47,799	(84)
Total	$13,737,890	$1,532,534	$12,205,356	796

Gross profit ratio

	Three Months Ended
	June 30, 2019	June 30, 2018
-Wecast Services
Crude oil	0%	0%
Consumer electronics	0%	3%
Digital asset management services	97%	0%
Other	30%	60%
Total	95%	1%

Our gross profit for the three months ended June 30, 2019 was approximately $13.7 million, as compared to $1.5 million during the same period in 2018, representing an increase of 796%. The gross profit ratio for the three months ended June 30, 2019 was 95%, while it was 1% during the same period in 2018. The increase was mainly due to: 1) the Company recorded service revenue from digital asset management services in 2019 and 2) the low cost of revenue associated with our digital asset management services, which resulted in higher gross profit margin of second quarter in 2019 compared to the low gross profit margin from the logistics management business in 2018. The reasons for high gross margin in the digital assets management services provided to GTD are as follows:

•	we have invested in our technical development knowledge in digital asset management since early 2018;

•	with our uncapitalized assets, such as knowhow and expertise in our management team to develop the appropriate strategy to provide the digital asset management service which has delivered a lot of values to our client, GTD;

•	there are no significant incremental costs, other than immaterial labor expense associated with delivering on the master plan.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 was $6.5 million as compared to $8.8 million for the same period in 2018, a decrease of approximately $2.3 million or 26%. Majority of the decrease was due to:

•	a decrease in headcounts and relevant salary and employee benefits expenses of $1.1 million; and

•	a decrease of $0.9 million relating to higher marketing expense for Wecast services in 2018.

Research and development expense

Research and development expense decreased to zero for the three months ended June 30, 2019 from $0.7 million in the same period in 2018. Majority of the expense in 2018 was related to the early stage technology development.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our professional fees for the three months ended June 30, 2019 was $1.2 million as compared to $0.6 million for the same period in 2018, an increase of approximately $0.6 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2019 was $0.4 million as compared to $0.01 million for the same period in 2018, an increase of approximately $0.4 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired after the second quarter of year 2018.

Interest expense, net

Our interest expense increased $0.6 million to $0.6 million for the three months ended June 30, 2019, from $0.03 million during the same period of 2018. The increase in interest expense was primarily because of the accretion of interest expense and amortization of beneficiary conversion features associated with convertible notes issued in June 2018 and February 2019.

Income tax expenses

During the three months ended June 30, 2019, the Company recorded an income tax benefit of $427,530, $66,471 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities.

Equity in loss of equity method investees

Loss of equity method investees increased $0.3 million for the three months ended June 30, 2019 comparing to the same period in 2018 is due to net loss incurred in DBOT (see Note 9 to the Consolidated Financial Statements).

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests deceased $0.3 million for the three months ended June 30, 2019 comparing to the same period in 2018. The decrease is primarily due to decrease in net loss of $0.2 million from Amer (we have 55% ownership and its primary business is consumer electronic).

Consolidated Results of Operations

Comparison of Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change

Revenue	$41,399,872	$318,920,359	(277,520,487)	(87)
Cost of revenue	973,824	316,994,689	(316,020,865)	(100)
Gross profit	40,426,048	1,925,670	38,500,378	1,999

Operating expenses:
Selling, general and administrative expenses	10,672,777	12,528,166	(1,855,389)	(15)
Research and development expense	-	725,609	(725,609)	(100)
Professional fees	2,529,619	1,353,298	1,176,321	87
Depreciation and amortization	613,999	23,225	590,774	2,544
Total operating expenses	13,816,395	14,630,298	(813,903)	(6)

Income (Loss) from operations	26,609,653	(12,704,628)	39,314,281	(309)

Interest and other income (expense):
Interest expense, net	(1,316,081)	(56,172)	(1,259,909)	2,243
Equity in loss of equity method investees	(566,021)	(30,434)	(535,587)	1,760
Others	(55,949)	367,500	(423,449)	(115)
Income (Loss) before income taxes and non-controlling interest	24,671,602	(12,423,734)	37,095,336	(299)

Income tax benefit	513,935	-	513,935	100

Net income (loss)	25,185,537	(12,423,734)	37,609,271	(303)

Net loss attributable to non-controlling interest	33,191	382,341	(349,150)	(91)

Net income (loss) attributable to IDEX common shareholders	$25,218,728	$(12,041,393)	37,260,121	(309)

Earnings (loss) per share
Basic	$0.24	$(0.17)
Diluted	$0.22	$(0.17)

Revenues

	Six Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$260,034,401	$(260,034,401)	(100)
Consumer electronics	-	58,648,620	(58,648,620)	(100)
Digital asset management services	40,700,000	-	40,700,000	100
Other	699,872	237,338	462,534	195
Total	$41,399,872	$318,920,359	$(277,520,487)	(87)

Revenue for the six months ended June 30, 2019 was $41.4 million as compared to $318.9 million for the same period in 2018, a decrease of approximately $277.5 million, or 87%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services.  Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified.

Please see Note 3 to the unaudited consolidated financial statements included in this report.

We did not generate any revenue from YOD Legacy business in 2018 and for the six months ended June 30, 2019 since our new fintech services business strategy limits the support of the Legacy YOD business.

Cost of revenues

	Six Months Ended
	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$260,006,382	$(260,006,382)	(100)
Consumer electronics	-	56,909,954	(56,909,954)	(100)
Digital asset management services	466,894	-	466,894	100
Other	506,930	78,353	428,577	547
Total	$973,824	$316,994,689	$(316,020,865)	(100)

Cost of revenues was approximately $1.0 million for the six months ended June 30, 2019, as compared to $317.0 million for the same period in 2018, a decrease of approximately $316.0 million, or 100%. From a comparability perspective, the cost of revenue during 2018 is not necessarily indicative of the new FinTech business in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during the first 6 months of 2019 is primarily the personnel cost associated with our digital asset management services as part of our new FinTech services business. Majority of the cost associated with the development of the master plan services have already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit

	Six Months Ended
For the Period ended	June 30, 2019	June 30, 2018	Amount Change	% Change
-Wecast Services
Crude oil	$-	$28,019	$(28,019)	(100)
Consumer electronics	-	1,738,666	(1,738,666)	(100)
Digital asset management services	40,233,106	-	40,233,106	100
Other	192,942	158,985	33,957	21
Total	$40,426,048	$1,925,670	$38,500,378	1,999

Gross profit ratio

	Six Months Ended
	June 30, 2019	June 30, 2018
-Wecast Services
Crude oil	0%	0%
Consumer electronics	0%	3%
Digital asset management services	99%	0%
Other	28%	67%
Total	98%	1%

Our gross profit for the six months ended June 30, 2019 was approximately $40.4 million, as compared to $1.9 million during the same period in 2018. The gross profit ratio for the six months ended June 30, 2019 was 98%, while it was 1% during the same period in 2018. The increase was mainly due to: 1) the Company recorded service revenue from digital asset management services in 2019 and 2) the low cost of revenue with our digital asset management services, which resulted in higher gross profit margin in 2019 compared to the low gross profit margin of the logistics management business in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 was $10.7 million as compared to $12.5 million for the same period in 2018, a decrease of approximately $1.8 million or 15%. Majority of the decrease was due to

•	a decrease in headcounts and relevant salary and employee benefits expenses of $0.8 million;
•	a decrease of $1.1 million relating to higher marketing expense for Wecast services in 2018;

Research and development expense

Research and development expense decreased to zero for the six months ended June 30, 2019 from $0.7 million in the same period in 2018. Majority of the expense in 2018 was related to the early stage technology development.

Professional fees

Professional fees for the six months ended June 30, 2019 was $2.5 million as compared to $1.4 million for the same period in 2018, an increase of approximately $1.1 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2019 was $0.6 million as compared to $0.02 million for the same period in 2018, an increase of approximately $0.6 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired after the second quarter of year 2018.

Interest expense, net

Our interest expense increased $1.3 million to $1.3 million for the six months ended June 30, 2019, from $0.06 million during the same period of 2018. The increase in interest expense was primarily because of the accretion of interest expense and amortization of beneficiary conversion features associated with convertible notes issued in June 2018 and February 2019.

Income tax expenses

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $513,935, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities.

Equity in loss of equity method investees

Loss of equity method investees increased $0.6 million for the six months ended June 30, 2019 comparing to the same period of 2018 is due to net loss incurred in DBOT (see Note 9 to the Consolidated Financial Statements).

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests deceased $0.3 million for the six months ended June 30, 2019 comparing to the same period in 2018. The decrease is primarily due to decrease in net loss of $0.2 million from Amer (we have 55% ownership and its primary business is consumer electronic).

Liquidity and Capital Resources

As of June 30, 2019, we had cash of approximately $1.1 million. Approximately $0.8 million was held in our Hong Kong, US and Singapore entities and $0.3 million was held in our PRC entities.

The following table provides a summary of our net cash flows from operating, investing and financing activities (unaudited).

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash used in operating activities	$(5,888,052)	$(11,423,711)
Net cash used in investing activities	(2,248,696)	(456,438)
Net cash provided by financing activities	6,087,081	6,453,520
Effect of exchange rate changes on cash	3,810	(12,896)
Net decrease in cash	(2,045,857)	(5,439,525)
Total cash at beginning of period	3,106,244	7,577,317
Cash at end of period	$1,060,387	$2,137,792

Operating Activities

Cash used in operating activities decreased by $5.9 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to (1) an increase in operating results from net loss of $12.4 million for the six months ended June 30, 2018 to net income of $25.2 million in the same period in 2019, (2) total non-cash adjustments increase (decrease) to net income (loss) was $(34.3) million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively, and (3) total changes in operating assets and liabilities resulted in an increase of $3.2 million and of $(2.4) million in cash used in operations activities for the six months ended June 30, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities increased by $1.8 million, primarily due to additional costs incurred for Fintech Village and investment deposits paid in connection with the acquisition of Tree Motion Sdn. Bhd.

Financing Activities

We received $2.3 million from the issuance of convertible notes and $2.5 million in proceeds in a private placement from the issuance of restricted shares for the six months ended June 30, 2019, to certain investors, including officers, directors and other affiliates. While in the same period in 2018, we received $6.4 million. In addition, the borrowings from related parties increased by $1.3 million for the six month ended June 30, 2019 from the same period in 2018.

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

We have historically incurred significant losses which could raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 9 to the Consolidated Financial Statements).

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

OUTLOOK

The Company has identified various areas that we intend to develop as part of our overall fintech services strategy, these are complementary to both our FinTech Ecosystem and Industry Ventures. These areas will focus primarily around (i) Ideanomics AI Engine Group, (ii) Advisory & Trading Group, and (iii) New Energy Transportation Services Group.

1.	Ideanomics AI Engine Group: we will leverage BDCG’s technology as we intend to work towards developing AI-powered products and services for the banking and insurance industries.

2.	Ideanomics Advisory & Trading Group: we intend to utilize and integrate our investments in technologies done during 2017 and 2018 into three key areas of operations:

a.	Advisory Services: we will act as a catalyst to develop a pipeline of growing companies with technological excellence in various industries, using our FinTech Village in Connecticut as the central hub.

b.	Trading Platform Services: through partnerships with relevant regulated entities, we will provide services around deal origination, AI risk management, advisory, issuance, trading, and distribution.

c.	Digital Asset Management Group: we intend to provide large-scale holders of assets and digital currencies with digital asset management services which work towards stabilizing and growing the value of their portfolios, in a regulatory and compliant manner across jurisdictions.

3.	New Energy Transportation Services (NETS) Group: together with our partners, we intend to support the full value chain of new energy vehicle adoption including sales, financing, and the development of charging networks. Our primary business will be in the PRC and the ASEAN region. In this capacity, along with our partnership with leaders in the Chinese new energy vehicle and energy solutions space, we entered into an agreement to acquire an ownership stake in the Treeletrik Group of Malaysia (Tree Manufacturing Sdn. Bhd. and Tree Motion Sdn. Bhd.), which will provide us with the launchpad to the new energy vehicle market in the fast-growing ASEAN region.

Through these groups, we intend to further leverage our core business strategy, which is to promote the development, adoption and advancement of blockchain- and AI-based technologies to create synergies in our Fintech Ecosystem and the businesses in our network of Industry Ventures.

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

See the discussion in this section for information regarding the Company's accounting policy with respect to digital currency.

Digital Currency

Digital Currency consists of (1) GTB received in connection with the services agreement and assets purchase agreement with GTD and (2) Bitcoin and Ethereum that the Company exchanged using GTB. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currency under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of our digital currency, such as GTB, Bitcoin and Ethereum, was a Level 2 measurement based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 18, Contingencies and Commitments, and Note 23, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2018 Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

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

As part of our strategy of forming strategic alliances with other companies in the blockchain and FinTech services industry, we may receive cryptocurrency or tokens as compensation for services. For instance, as part of our digital asset management services agreement with GTD, our compensation was paid in GTB. The prices of cryptocurrency, such as GTB, Bitcoins and Ethereum, are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. However, our cryptocurrency will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As a result, fluctuations in the market value of cryptocurrency could cause us to record an impairment charge on the value of our cryptocurrency, which would directly impact our balance sheet and statements of operations. We currently expect to hold our cryptocurrency unless we need cash to support our operations, at which time we may determine to convert to fiat currency and U.S Dollars.

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

Over the past few years, a number of cryptocurrency exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such exchanges were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. The AsiaEDX, which is the principal exchange for the GTB, launched in 2018 and is less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable. As a result, the AsiaEDX may be at risk for cybersecurity attacks or may suffer from a greater exposure to technical failure.

A lack of stability in the AsiaEDX or the other exchanges upon which GTB trade and their closure or temporary shutdown due to fraud, business failure, hackers or malware, or government-mandated regulation could result in us losing all or a portion of our GTB or may reduce confidence in the GTB and result in greater volatility in their pricing. If the GTB are delisted from the AsiaEDX or any other cryptocurrency exchange, or if any of the cryptocurrency exchanges that list GTB shut down or cease to continue operations, there may cease to be a liquid market for GTB. These potential consequences could also have a material adverse impact on our financial results. Moreover, the exchanges that list GTB operate outside of the United States. Accordingly, in the event of fraud, we may have difficulty successfully pursuing claims against these exchanges in the courts of the countries in which they are organized.

Currently, there are no regulated trading markets for our GTB or the other digital currencies that we hold, and therefore our ability to sell such tokens may be limited.

As of the date of this report, the online trading platforms on which the tokens we hold trade, including, with respect to our GTB, the AsiaEDX, currently does not qualify as registered exchanges within the meaning of federal securities laws or regulated alternative trading systems. To the extent the tokens trading on these platforms meet the definition of a security under federal securities laws, the platform is generally required to register with the SEC as a national securities exchange or be exempt from such registration requirements. The failure of these platforms to register as national securities exchanges or properly comply with registration exemptions could result in the SEC bringing an enforcement action seeking to prohibit, suspend or limit their operations. In such event, the tokens we hold may be tradable on a very limited range of venues, or not at all, and there may be periods where trading activity in tokens that we hold is minimal or non-existent. These potential consequences could have a material adverse impact on the trading price of the tokens that we hold and could render the exchange of our tokens for other digital assets or fiat currency difficult or impossible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2019, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Interim Financial Officer

Ms. Carla Zhou, our Chief Revenue Officer, will assume the duties of interim Chief Financial Officer of Ideanomics, Inc. while the company conducts a search for a U.S.-based CFO. Ms. Cecilia Xu is stepping back from the role which she had agreed to perform temporarily and will continue in her role as Corporate Controller.

Carla Zhou, has over 15 years of experience in areas of finance and accounting working in a multi-national corporation. Ms. Zhou holds an Executive MBA from Tsinghua University.

Share Purchase Transaction Between Shareholders

As of August 12, 2019, Dr. Bruno Wu, Chairman of Ideanomics, through his private company Red Rock Global Capital Limited, entered into a private securities purchase agreement to purchase up to 1,700,000 of Ideanomics common stock from Star Thrive Group Limited at $3.00 per share. In a separate transaction, Dr. Bruno Wu, Chairman of Ideanomics, through his private company Red Rock Global Capital Limited, entered into a private securities purchase agreement to accept back up to 2,952,174 of Ideanomics common stock from Star Thrive Group Limited originally to be purchased at $1.82 per share by Star Thrive Group Limited, as disclosed in the announcement dated 2018-07-30  https://investors.ideanomics.com/2018-07-30-Seven-Stars-Cloud-Raises-26-Million-USD-from-Various-Strategic-Investors

Item 6. Exhibits

Exhibit
No.	Description
10.1	Stock Purchase Agreement, dated May 3, 2019, by and between Redrock Capital Group Limited and Ideanomics, Inc.*
10.2	1st Amendment to Stock Option Agreement, dated May 7, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited.*
10.3	2nd Amendment to Stock Option Agreement, dated May 30, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited.*
10.4	1st Amendment to Intellectual Property Purchase and Assignment Agreement, dated June 11, 2019, by and between Ideanomics, Inc. and Sun Seven Star International Limited.*
10.5	Share Transfer Agreement, dated July 18, 2019, by and between Ideanomics, Inc. and Beijing Financial Holdings Limited.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2019.

IDEANOMICS, INC.

By:	/s/ Carla Zhou
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)