Form 10-Q
period 2019-09-30
IDEANOMICS, INC.
filed 2019-11-14
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 133,871,256 shares as of November 11, 2019.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

References

Except as otherwise indicated by the context, references in this report to the following:

(i)	the “Company,” “Ideanomics,”, “IDEX”, “we,” “us,” and “our” are to Ideanomics, Inc. a Nevada corporation, and its consolidated subsidiaries and variable interest entities;
(ii)	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
(iii)	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
(iv)	“GTD” refers to our minority shareholder, GT Dollar Pte. Ltd., a Singapore based information technology solution company;
(v)	“GTB” refers to cryptocurrency received from GTD for digital asset management service and disposal of certain assets;
(vi)	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company 39% owned by Sinotop Beijing and 20% owner of Zhong Hai Media;
(vii)	“PRC” and “China” refer to People’s Republic of China;
(viii)	“Renminbi” and “RMB” refer to the legal currency of China;
(ix)	“SEC” refers to the United States Securities and Exchange Commission;
(x)	“Securities Act” refers to Securities Act of 1933, as amended;
(xi)	“Sinotop Beijing” or “Sinotop” refers to Beijing Sino Top Scope Technology Co., Ltd, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xii)	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
(xiii)	“U.S. dollar,” “$” and “US$” refer to United States dollars;
(xiv)	“VIEs” refers to our current variable interest entities, Sinotop Beijing, and Tianjin Sevenstarflix Network Technology Limited;
(xv)	“Wecast Services” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited,) a Hong Kong company;
(xvi)	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company 51% owned by the Company;
(xvii)	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company 55% owned by the Company;
(xviii)	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company 80% owned by Sinotop Beijing until June 30, 2017;
(xix)	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,686,596	$3,106,244
Accounts receivable, net	2,941,245	19,370,665
Licensed content, current	-	16,958,149
Prepayments	1,013,384	2,042,041
Other current assets	2,371,913	3,594,942
Total current assets	8,013,138	45,072,041
Property and equipment, net	14,504,993	15,029,427
Intangible assets, net	81,960,331	3,036,352
Goodwill	10,028,073	704,884
Long-term investments	42,159,313	26,408,609
Operating lease right of use assets	6,845,031	-
Other non-current assets	1,252,797	3,983,799
Total assets	$164,763,676	$94,235,112

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See Note 4)
Accounts payable	$1,543,291	$19,265,094
Deferred revenue	458,894	405,929
Amount due to related parties	2,565,812	800,822
Other current liabilities	9,141,870	5,321,697
Current portion of operating lease liabilities	912,271	-
Convertible promissory note due to related parties	1,288,032	4,140,055
Total current liabilities	15,910,170	29,933,597
Deferred tax liabilities	-	513,935
Asset retirement obligations	6,392,500	8,000,000
Convertible promissory note due to related parties – long term	3,000,000	-
Convertible note - long term	12,627,531	11,313,770
Promissory note - long term	3,000,000	-
Operating lease liability-long term	6,329,533	-
Total liabilities	47,259,734	49,761,302
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2019 and December 31, 2018	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 132,696,071 shares and 102,766,006 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	132,696	102,765
Additional paid-in capital	255,737,318	195,779,576
Accumulated deficit	(138,468,441)	(149,975,302)
Accumulated other comprehensive loss	(1,557,346)	(1,664,598)
Total IDEX shareholder’s equity	115,844,227	44,242,441
Non-controlling interest	397,720	(1,030,626)
Total equity	116,241,947	43,211,815
Total liabilities, convertible redeemable preferred stock and equity	$164,763,676	$94,235,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue from third parties	$249,512	$43,707,937	$949,384	$362,628,296
Revenue from related party	2,854,178	-	43,554,178	-
Total revenue	3,103,690	43,707,937	44,503,562	362,628,296
Cost of revenue from third parties	243,360	42,844,876	750,290	115,729,433
Cost of revenue from related parties	-	-	466,894	244,110,132
Gross profit	2,860,330	863,061	43,286,378	2,788,731

Operating expenses:
Selling, general and administrative expense	7,769,503	4,333,259	18,442,280	16,861,425
Research and development expense	-	667,416	-	1,393,025
Professional fees	1,388,842	1,927,431	3,918,461	3,280,729
Impairment of property and equipment	2,298,887	-	2,298,887	-
Depreciation and amortization	806,481	291,512	1,420,480	314,737
Total operating expense	12,263,713	7,219,618	26,080,108	21,849,916

Income (loss) from operations	(9,403,383)	(6,356,557)	17,206,270	(19,061,185)

Interest and other income (expense)
Interest expense, net	(639,395)	(145,610)	(1,955,476)	(201,782)
Equity in loss of equity method investees	(40,369)	(13,882)	(606,390)	(44,316)
Gain on disposal of subsidiaries	1,057,363	-	1,057,363	-
Loss on remeasurement of DBOT investment	(3,178,702)	-	(3,178,702)	-
Other	(99,997)	(925,771)	(155,946)	(558,271)
Income (loss) before income taxes and non-controlling interest	(12,304,483)	(7,441,820)	12,367,119	(19,865,554)

Income tax benefit	-	-	513,935	-

Net income (loss)	(12,304,483)	(7,441,820)	12,881,054	(19,865,554)

Net (income) loss attributable to non-controlling interest	(1,407,384)	254,973	(1,374,193)	637,314

Net income (loss) attributable to IDEX common shareholders	$(13,711,867)	$(7,186,847)	$11,506,861	$(19,228,240)

Earnings (loss) per share
Basic	$(0.11)	$(0.10)	$0.10	$(0.27)
Diluted	$(0.11)	$(0.10)	$0.10	$(0.27)

Weighted average shares outstanding:
Basic	127,609,748	74,063,495	113,964,933	71,574,303
Diluted	127,609,748	74,063,495	118,319,893	71,574,303

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net income (loss)	$(12,304,483)	$(7,441,820)	$12,881,054	$(19,865,554)

Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	23,502	708,140	102,481	565,315
Comprehensive income (loss)	(12,280,981)	(6,733,680)	12,983,535	(19,300,239)

Comprehensive loss attributable to non-controlling interest	(1,470,410)	243,078	(1,419,916)	614,298
Comprehensive income (loss) attributable to IDEX common shareholders	$(13,751,391)	$(6,490,602)	$11,563,619	$(18,685,941)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, January 1, 2018	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation	-	-	121,190	-	-	121,190	-	121,190
Common stock issuance for RSU vested	13,464	13	(13)	-	-	-	-	-
Common stock issuance for option exercised	42,501	43	2,589	-	-	2,632	-	2,632
Common stock issued for warrant exercised	300,000	300	524,700	-	-	525,000	-	525,000
Net loss	-	-	-	(3,721,369)	-	(3,721,369)	(91,444)	(3,812,813)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(32,481)	(32,481)	(9,148)	(41,629)
Balance, March 31, 2018 (restated)	68,865,055	$68,865	$159,098,010	$(130,414,391)	$(814,555)	$27,937,929	$(1,389,959)	$26,547,970
Share-based compensation	-	-	3,239,727	-	-	3,239,727	-	3,239,727
Investment from GTD and SSS	-	-	5,900,000	-	-	5,900,000	-	5,900,000
Common stock issuance for RSU vested	1,227,244	1,227	(1,227)	-	-	-	-	-
Common stock issuance for acquisition of BDCG	3,000,000	3,000	7,797,000	-	-	7,800,000	-	7,800,000
Net loss	-	-	-	(8,320,024)	-	(8,320,024)	(290,897)	(8,610,921)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(121,465)	(121,465)	20,269	(101,196)
Balance, June 30, 2018	73,092,299	$73,092	$176,033,510	$(138,734,415)	$(936,020)	$36,436,167	$(1,660,587)	$34,775,580
Share-based compensation	-	-	11,530	-	-	11,530	-	11,530
Investment from GTD and SSS	-	-	5,288,502	-	-	5,288,502	-	5,288,502
Common stock issued for warrant exercised	343,714	344	601,156	-	-	601,500	-	601,500
Common stock issuance for option exercised	40,295	40	(40)	-	-	-	-
Common stock issuance for Star Thrive Group Limited	3,770,493	3,770	6,869,138	-	-	6,872,908	-	6,872,908
Conversion feature of convertible note	-	-	1,384,614	-	-	1,384,614	-	1,384,614
Acquisition of Grapevine	-	-	-	-	-		1,154,419	1,154,419
Net loss	-	-	-	(7,186,847)	-	(7,186,847)	(254,973)	(7,441,820)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	696,245	696,245	11,895	708,140
Balance, September 30, 2018	77,246,801	77,246	190,188,410	(145,921,262)	(239,775)	44,104,619	(749,246)	43,355,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, January 1, 2019	102,766,006	$102,765	$195,779,576	$(149,975,302)	$(1,664,598)	$44,242,441	$(1,030,626)	$43,211,815
Share-based compensation	-	-	224,484	-	-	224,484	-	224,484
Common stock issuance for restricted shares	129,840	130	(130)	-	-	-	-	-
Common Stock issuance for acquisition-SolidOpinion (Note 5(a))	4,500,000	4,500	7,150,500	-	-	7,155,000	-	7,155,000
Common stock issuance for convertible debt (Note 12(b))	1,166,113	1,166	2,048,834	-	-	2,050,000	-	2,050,000
Net income (loss)	-	-	-	19,926,515	-	19,926,515	(17,761)	19,908,754
Foreign currency translation adjustments, net of nil tax	-	-	-	-	172,133	172,133	(25,295)	146,838
Balance, March 31, 2019	108,561,959	$108,561	$205,203,264	$(130,048,787)	$(1,492,465)	$73,770,573	$(1,073,682)	$72,696,891
Share-based compensation	-	-	3,702,636	-	-	3,702,636	-	3,702,636
Common stock issuance for asset acquisition-Fintalk (Note 5(b))	2,860,963	2,861	5,347,139	-	-	5,350,000	-	5,350,000
Common stock issuance for acquisition of non-controlling interest Grapevine (Note 5(c))	590,671	591	491,027	-	-	491,618	(491,618)	-
Investment from SSSIG[1]	575,431	576	(576)	-	-	-	-	-
Net income (loss)	-	-	-	5,292,213	-	5,292,213	(15,430)	5,276,783
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(75,851)	(75,851)	7,992	(67,859)
Balance, June 30, 2019	112,589,024	$112,589	$214,743,490	$(124,756,574)	$(1,568,316)	$88,531,189	$(1,572,738)	$86,958,451
Share-based compensation	-	-	2,547,107	-	-	2,547,107	-	2,547,107
Common stock issuance for acquisition of BlackHorse Ventures[2]	815,217	815	1,499,475	-	-	1,500,290	-	1,500,290
Common stock issuance for acquisition of Glory Connection (Note 5(e))	12,190,000	12,190	24,367,810	-	-	24,380,000	-	24,380,000
Common stock issuance for acquisition of DBOT (Note 5(f))	5,851,830	5,852	9,708,186	-	-	9,714,038	104,648	9,818,686
Common stock issuance for releasing Grapevine as collateral	250,000	250	372,250	-	-	372,500	-	372,500
Common stock issuance for Convertible note (Note 12(c))	1,000,000	1,000	2,499,000	-	-	2,500,000	-	2,500,000
Deconsolidation of Amer (Note 5(h))	-	-	-	-	-		445,894	445,894
Net income (loss)	-	-	-	(13,711,867)	-	(13,711,867)	1,407,384	(12,304,483)
Foreign curency translation adjustments, net of nil tax	-	-	-	-	10,970	10,970	12,532	23,502
Balance, September 30, 2019	132,696,071	132,696	255,737,318	(138,468,441)	(1,557,346)	115,844,227	397,720	116,241,947

Notes:

1 In 2018, the Company entered into a subscription agreement and amended agreements with SSSIG to purchase $1.1 million of Common Stock at the then market price. The Company has received $1.1 million in total in 2018 and issued 575,431 shares of common stock in June 2019.

2 On July 16, 2019, the Company entered into a share subscription agreement to subscribe 1,186 Pre-A preferred shares of BlackHorse Ventures, a Cayman Islands company, for a consideration of $1,500,290 paid in the form of common shares of the Company. The subscription shares represent 10% of the share capital of BlackHorse Ventures on a fully diluted basis.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,2019	September 30, 2018

Cash flows from operating activities:
Net income (loss)	$12,881,054	$(19,865,554)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Share-based compensation expense	6,474,227	3,372,447
Depreciation and amortization	1,420,480	314,737
Non-cash interest expense	2,265,921	-
Equity in losses of equity method investees	606,390	44,316
Digital currency received as payment for services	(40,700,000)	-
Gain on disposal of subsidiaries	(1,057,363)	-
Impairment of property and equipment	2,298,887
Loss on remeasurement of DBOT investment	3,178,702	-
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(2,814,198)	(78,572,438)
Prepaid expenses and other assets	2,446,822	(3,332,696)
Accounts payable	1,024,370	6,560,434
Deferred revenue	149,723	366,474
Amount due to related parties	(104,323)	71,939,834
Accrued expenses, salary and other current liabilities	3,217,279	1,530,544
Net cash used in operating activities	(8,712,029)	(17,641,902)

Cash flows from investing activities:
Acquisition of property and equipment	(1,809,092)	(167,891)
Proceeds from disposal of subsidiaries	694,282	-
Acquisition of subsidiaries, net of cash acquired	246,929	(2,840,219)
Payments for long term investments	(870,000)	(2,035,190)
Net cash used in investing activities	(1,737,881)	(5,043,300)

Cash flows from financing activities:
Proceeds from issuance of convertible note	4,802,300	12,000,000
Proceeds from issuance of shares and warrant	2,500,000	19,186,771
Borrowings from related parties	1,764,992	-
Net cash provided by financing activities	9,067,292	31,186,771
Effect of exchange rate changes on cash	(37,030)	(48,638)
Net (decrease)/increase in cash and restricted cash	(1,419,648)	8,452,931

Cash and cash equivalents at the beginning of the period	3,106,244	7,577,317

Cash and cash equivalents at the end of the period	$1,686,596	$16,030,248

Supplemental disclosure of cash flow information:
Disposal of assets in exchange of GTB	$20,218,920	$-
Service Revenue received in GTB	$40,700,000	$-
Issuance of shares for acquisition of intangible assets	$10,005,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in the United States and Asia. The Company is comprised of two operating segments (i) our Legacy YOD business with primary operations in the PRC which has been winding down operations over the last 12 months and (ii) our Mobile Energy Group (MEG) (formally known as our Wecast Service) business, which is transitioning to focus on the commercial fleet market for electric vehicles in addition to the Company’s existing fintech advisory business. Our MEG business operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial Electronic Vehicles (EV). MEG operates through a series of joint ventures with the leading companies in the commercial EV space, principally in China, and earns fees for every transaction completed based on the spread for group buying of vehicles and fees derived from the arrangement of financing and energy management such as commercial purchasing of pre-paid electricity credits. MEG focuses on commercial EV rather than passenger EV, as commercial EV is on an accelerated adoption path when compared to consumer EV adoption – which is expected to take between ten to fifteen years. We focus on four distinct commercial vehicles types with supporting income streams: 1) Closed-area heavy commercial, in areas such as Mining, Airports, and Sea Ports; 2) Last-mile delivery light commercial; 3) Buses and Coaches; 4) Taxis. The purchase and financing of vehicles provides for one-time fees and the charging and energy management provides for recurring revenue streams. In July 2019 the company invested in Glory Connection Snd. Bhd, (Glory) a vehicle manufacturer based in Malaysia. Glory holds the only license granted so far for the manufacture of electric vehicles in Malaysia and is in the process of setting up its manufacturing and assembly capabilities.

We continue to develop our FinTech services which principally consist of our ownership of the Delaware Board of Trade (DBOT) ATS, Intelligenta for marketing AI solutions to the Financial Services industry and FinTech Village, a 58 acre development site in West Hartford, Connecticut.

The fintech business intends to offer customized services based on best-in-class blockchain, AI and other technologies to mature and emerging businesses across various industries. To do so, we are building a financial technology ecosystem through license agreements, joint ventures and strategic investments, which we refer to as our “Fintech Ecosystem”.

Basis of Presentation

In this Form 10-Q, unless the context otherwise requires, the use of the terms "we," "us", "our" and the “Company” refers to Ideanomics, Inc, its consolidated subsidiaries and variable interest entities (“VIEs”).

On April 24, 2018, the Company completed the acquisition of a 100% equity ownership in Shanghai Guang Ming Investment Management (“Guang Ming”), a PRC limited liability company. One of the two selling shareholders is a related party, an affiliate of Bruno Wu (“Dr. Wu”). Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. Under Accounting Standard Codification (“ASC”) 805-50-05-5 and ASC 805-50-30-5, the transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets of Guang Ming were transferred to the Company, and the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2018 have been prepared as if the current corporate structure had been in place at the beginning of the periods presented in which the common control existed.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

The Company reviews the valuation techniques used to determine if the fair value measurements are still appropriate on an annual basis and evaluate and adjust the unobservable inputs used in the fair value measurements based on current market conditions and third party information.

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

Our financial assets that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, asset retirement obligations, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments and no material adjustments to equity securities using the measurement alternative for the three and nine months ended September 30, 2019 and 2018.

Digital Currency

Digital currency consists of GTDollar Coins (“GTB”), Bitcoin and Ethereum.

GTB is received in connection with the services agreement and assets purchase agreement with GT Dollar Pte. Ltd. (“GTD”), our minority shareholder at the time of the transaction (Note 3 and 14 (b)). As of September 30, 2019, GTD has disposed of its investment in the Company and is no longer a minority shareholder.

GTB is a type of digital asset that is not a fiat currency and is not backed by hard assets or other financial instruments, and does not represent an investment in GTD or a right to access GTD’s platform. As a result, the value of GTB is determined by the value that various market participants place on GTB through their transactions. GTB holders make or lose money from buying and selling GTB. To date, the Asia EDX exchange has not permitted holders of GTB, Bitcoin or Ethereum to exchange digital currencies held in accounts at the exchange for fiat. The company is unable to predict when our cryptocurrency holdings will be convertible into fiat and consequently does not consider them to be part of the company’s liquid resources.

During the nine months ended September 30, 2019, the Company gradually converted 1,038,778 GTB to 2,763 Bitcoins and 21,312 Ethereum. As of September 30, 2019, the Company holds 7,294,555 GTB, 2,763 Bitcoins and 21,312 Ethereum. These Bitcoins and Etheruem represent GTB denominated in Bitcoin & Etheruem and do not represent a direct holding of Bitcoin and Etheruem.

Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under current GAAP, the Company has determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers . The ASU requires a modified retrospective transition approach. We adopted ASU 2018-07 as of January 1, 2019 and there is no impact to our consolidated financial statement because we did not have such payments in 2019.

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

All of the Company’s revenue is derived from Mobile Energy Group (formerly Wecast Services). The following table presents our revenues disaggregated by revenue source, geography (based on our business locations) and timing of revenue recognition.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Geographic Markets
Singapore	$-	$-	$-	$260,034,401
USA	249,512	200,660	41,649,384	200,660
Hong Kong/PRC	2,854,178	43,507,277	2,854,178	102,393,235
Total	$3,103,690	$43,707,937	$44,503,562	$362,628,296
Services Lines
Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$-	$-	$260,034,401
Consumer electronics	-	43,432,556	-	102,081,176
Digital asset management services	-	-	40,700,000	-
Electric Vehicles (“EV”)	2,854,178	-	2,854,178	-
Digital advertising services and other	249,512	275,381	949,384	512,719
Total	$3,103,690	$43,707,937	$44,503,562	$362,628,296

Timing of Revenue Recognition
Products and services transferred at a point in time	$3,103,690	$43,707,937	$3,803,562	$362,628,296
Services provided over time	-	-	40,700,000	-
Total	$3,103,690	$43,707,937	$44,503,562	$362,628,296

Mobile Energy Group revenue (formerly Wecast Services)

Mobile Energy Group is engaged in the sourcing, procurement, financing and management of commercial fleets of electronic vehicles. Historically, the Mobile Energy Group were mainly engaged in the logistics management, including sales of crude oil, consumer electronics, and digital consulting services such as assets management and marketing services. As of September 30, 2019, we no longer have control over Amer, the subsidiary that engaged in consumer electronics business, as disclosed in Note 5(h).

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

The most significant judgment is determining whether we are the principal or agent for the sales of crude oil and consumer electronics. We report revenues from these transactions on a gross basis where we are the principal considering the following principal versus agent indicators:

(a)	We are primarily responsible for fulfilling the promise to provide the goods to the customer. The Company enters into contracts with customers with specific quality requirements and the suppliers separately. The Company is obliged to provide the goods if the supplier fails to transfer the goods to the customer and responsible for the acceptability of the goods.

(b)	The Company has certain inventory risk. Although the Company has the title to the goods only momentarily before passing title on to the customer, the Company is responsible to arrange and issue bill of lading to the customer so that the customer can have the right to obtain the required oil product. In addition, the customer can seek remedies and submit the claim against the Company regarding the quality or quantity of the products delivered.

(c)	The Company has discretion in establishing prices. Upon delivery of the crude oil and consumer electronics to the customer, the terms of the contract between the Company and the supplier require the Company to pay the supplier the agreed-upon price. The Company and the customer negotiate the selling price, and the Company invoices the customer for the agreed-upon selling price. The Company’s profit is based on the difference between the sales price negotiated with the customer and the price charged by the supplier. The sales price for crude oil is based on the daily benchmark price of spot product plus any premium determined by the Company.

During the fourth quarter of 2018, we began experiencing market demand for non-logistics management revenue -generating opportunities and have begun focusing our efforts on these new market fintech services opportunities, while phasing out of the oil trading and electronics trading businesses.

Digital asset management service with GTD:

On March 14, 2019, the Company entered into a service agreement with GTD, one of our minority shareholders, to provide digital asset management services including consulting, advisory and management services which will be delivered in two phases. There are two performance obligations: (1) the development of a master plan for GTD’s assets for 7,083,333 GTB agreed by both parties; and (2) exclusive marketing and business development management services for a fee as percentage (0.25%) of the total market value of GTB ; based on a 10-day average of the 10 business days leading up to the end of a respective calendar month, and paid on the first day of each new calendar month. No marketing and business development management services were delivered by the Company during the current quarter and, furthermore, the company does not anticipate providing these services in the fourth quarter.

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

As of September 30, 2019, all performance obligations associated with the development of the master plan for GTD’s assets have been satisfied. Accordingly, the Company recognized revenue of $0 and $40.7 million, for the three months and nine months ended September 30, 2019, respectively. No marketing and business development management services were delivered by the Company during the current quarter and, furthermore, the company does not anticipate providing these services in the fourth quarter.

Taxis Commission Revenue:

During Q2 2019, the Company signed an agreement with iUnicorn (also known as Shenma Zhuanche) to form a strategic joint venture (“JV”) that will focus on green finance and integrated marketing services for new energy taxi vehicles as part of Ideanomics’ Mobile Energy Group (“MEG”). The Company agreed to contribute advisory and sales resources which include arranging ABS-based auto financing with its bank partners, and will have 50.01% ownership interest in the JV and will have control of the board. iUnicorn, which will own 49.99% of the JV, agreed to contribute its vehicles sales orders in Sichuan province. The JV will generate revenues from commissions on vehicle sales order and ABS fees related to the financing, which will vary accordingly to manufacturer and vehicle model.

During Q3 2019, the JV took over an order of 4,172 EV taxis from a third-party and helped facilitate the completion of the order in Q3 2019. As part of the transaction, Qianxi agreed to pay a commission of $2.9 million to the JV for facilitating the completion of this order. There is no other remaining performance obligation relating to this commission. In addition, the commission revenue is considered revenue from related party as the minority shareholder of the JV is an affiliate of our customer, Qianxi.

Legacy YOD revenue

Since 2017, we have run our legacy YOD segment with limited resources. No revenue was recognized for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, we have ceased operations in the YOD segment.

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

For these consolidated VIEs, their assets are not available to us and their creditors do not have recourse to us. As of September 30, 2019 and December 31, 2018, assets (mainly long-term investments) that can only be used to settle obligations of these VIEs were approximately $0.2 million and $3.5 million, respectively, and the Company is the major creditor for the VIEs.

In order to operate our Legacy YOD business in PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs: Beijing Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”) and Tianjin Sevenstarflix Network Technology Limited (“SSF”). These contractual agreements will expire in March 2030 and April 2036, respectively and may not be terminated by the VIEs, except with the consent of  the Company , or , in event of a material breach of the agreement by the Company. Currently, the Company is still evaluating the overall operating strategy for YOD legacy business and does not have plan to provide any funding to these two VIEs. Please refer to Note 19(a) for associated regulatory risks.

Based on the contracts we entered with VIEs’ shareholders, we consider that there is no asset of the VIEs that can be used only to settle obligation of the Company, except for the registered capital of VIEs amounting to RMB 38.2 million (approximately $5.7 million).

Note 5.	Acquisitions and Divestitures

Acquisitions

(a) Assets Acquisition of SolidOpinion, Inc (“SolidOpinion”)

On February 19, 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4,500,000 shares of the Company’s common stock. The assets include cash ($2.5 million) and intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 450,000 of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion have the rights to vote and receive the dividends paid with respect to the Escrow Shares.

(b) Assets Acquisition of Fintalk Assets (“Fintalk”)

In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The purchase price for Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded in prepaid expense as of December 31, 2018 because the transaction had not closed.

In June 2019, the Company entered into an amendment to the agreement which amended the purchase price for Fintalk Assets to $6.35 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $5.35 million. The Company issued 2,860,963 shares ($1.87 per share) in June 2019 and completed the transaction. In addition, upon completion of transaction the $1.0 million cash paid in 2018 was reclassified from prepaid expense to intangible assets.

(c) Acquisition of Grapevine Logic, Inc. (“Grapevine”)

In September 2018, the Company completed the acquisition of a 65.65% share of Grapevine for $2.4 million in cash. Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Dr. Wu, the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company (the “Option”). The aggregate exercise price for the Option is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the Option is exercised, and is payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date. The Option Agreement will expire on August 31, 2021.

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

In June 2019, the Company issued 590,671 shares in exchange for a 34.35% ownership in Grapevine as a result of the exercise of the Option, at the completion of this transaction the Company owned 100% of Grapevine. At the completion date of the transaction, the carrying amount of the non-controlling interest in Grapevine was approximately $0.5 million. The difference between the value of the consideration exchanged of approximately $1.1 million and the carrying amount of the non-controlling interest in Grapevine is recorded as a debit to Additional Paid in Capital based on ASC 810-10-45-23.

(d) Termination of agreements with Tree Motion Sdn. Bhd. (“Tree Motion”)

Effective July 18, 2019, Ideanomics, Inc. (the “Company”) terminated its Acquisition Agreement with Tree Motion Sdn. Bhd., a Malaysian company (“Tree Motion”), pursuant to which the Company was to acquire 51% of Tree Motion in exchange for 25,500,000 shares of the Company’s common stock at $2.00 per share. Further, the Company terminated its Acquisition Agreement to acquire 11.22% of Tree Motion’s parent company, Tree Manufacturing Sdn. Bhd. (the “Parent Company”) for 12,190,000 shares of the Company’s common stock; provided, however, that the Company has acquired 250 acres in Malaysia-China Kuantan Industrial Park (MCKIP), the 1st Malaysia National Industrial Park joint developed by both Malaysia and China for $620,000.

(e) Acquisition of Glory Connection Sdn. Bhd (“Glory”)

On July 18, 2019, Ideanomics, Inc. (the “Company”) entered into an Acquisition Agreement (“Glory Agreement”) to purchase a 34% interest in Glory Connection Sdn. Bhd. a Malaysian Company, from its shareholder Beijing Financial Holding Limited, a Hong Kong registered company, for the consideration of 12,190,000 restricted common shares of Ideanomics (IDEX), representing $24.4 million at $2.00 per share. As part of this transaction, the Company was also granted an option to purchase a 40% interest in Bigfair Holdings Limited (“Bigfair”) from its shareholder Beijing Financial Holding Limited for an exercise price of $13.2 million in the form of common shares of Ideanomics. Bigfair currently holds a 51% ownership stake in Glory. The option is exercisable from July 18, 2020 to July 19, 2021. If the option was exercised, the Company would have 20.4% indirect ownership in Glory in addition to the 34% direct ownership it already has. As of September 30, 2019, the Company does not have control of Glory and has accounted for Glory as an equity method investment.

The Company has performed a valuation analysis and allocated $23,000,000 and $1,380,000 of the consideration transferred to the equity method investment and the call option, respectively. The call option is accounted for as an equity security without readily determinable fair value. Pro forma results of operations for Glory have not been presented because they are not material to the consolidated results of operations. Glory is currently in the process of ramping up its operations.

The following table summarizes the income statement information of Glory as of September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$2,041	$3,936
Gross Profit	1,379	769
Net loss from operations	173,465	354,502
Net loss	171,719	352,606
Net loss attributable to Glory	$95,477	$195,121

(f) Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6,918,547 shares in DBOT in exchange for 4,427,870 shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2,224,937 shares in DBOT in exchange for 1,423,960 shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.04%, were completed in July 2019. The securities purchase agreements required the Company to issue additional shares of the Company’s common stock (“True-Up Common Stock”) in the event the stock price of the common stock fall below $2.11 at the close of trading on the date immediately preceding the lock-up date, which is 9 months from the closing date. The Company accounted for the additional True-Up Common Stock consideration as a liability in accordance with ASC 480. We recorded this liability at fair value of $2,217,034 on the date of acquisition. As of September 30, 2019, we remeasured this liability to $2,327,919 and the remeasurement loss of $(110,885) was recorded in the other income/(expense) of the income statement.

DBOT operates three companies: (i) DBOT ATS LLC, an SEC recognized Alternative Trading System; (ii) DBOT Issuer Services LLC, focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers; and (iii) DBOT Technology Services LLC, focused on the provision of market data and marketplace connectivity.

The consolidated statements of operation for the three months ended September 30, 2019 include the results of DBOT. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2018 is as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$43,798,865	$44,612,471	$363,004,917
Net Income (loss) attributable to IDEX common shareholders	$(7,818,047)	$10,582,474	$(21,387,162)

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2018. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

For all intangible assets acquired, continuing membership agreements have useful life of 20 years and the customer list has useful life of 3 years.

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in DBOT recognized:

Cash	$246,929
Other financial assets	1,686,464
Financial liabilities	(4,411,140)
Noncontrolling interest	(104,649)
Goodwill	9,323,189
Intangible asset – continuing membership agreement	8,255,440
Intangible asset – customer list	58,830
$15,055,063

Divestitures

The Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

(g) Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for a consideration of $700,000. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on our strategic plan. The transaction was completed in July 2019 and the company recorded a disposal gain of $552,215.

(h) Amer Global Technology Limited (“Amer”)

On June 30, 2019, the Company entered into an agreement with BCC Technology Company Limited (“BCC”) and Tekang Holdings Technology Co., Ltd (“Tekang ”) pursuant to which Tekang will inject certain assets in the robotics and electronic internet industry and IOT business consisting of manufacturing data, supply chain management & financing, and lease financing of industrial robotics into Amer in exchange for 71.81% of ownership interest in Amer. The parties subsequently entered into several amendments including (1) changing the name of Amer to Logistorm Technology Limited, (2) issuing 39,500 new shares in Amer or 71.81% ownership interest to BCC instead of Tekang, (3) issuing 5,500 new shares in Amer or 10% ownership interest to Merry Heart Technology Limited (“MHT”) and (4) the Company is responsible for 20% of any potential tax obligation associated with Amer, if Amer fails to be publicly listed in 36 months from the closing date of this transaction. The Company concluded that it’s not probable that this contingent liability would be incurred. As a result of this transaction, the Company’s ownership interest in Amer was diluted from 55% to 10%. The transaction was completed on August 31, 2019.

The Company recognized a disposal gain of $505,148 as a result of the deconsolidating Amer. $95,104 of the gain is attributable to the 10% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $622,286 relating to a receivable due from Amer to a subsidiary of the Company.

The following table summarizes the Consolidated Statement of Operations for the three months and nine months ended September 30, 2018, on an unaudited pro forma basis, as if the dilution of the Company’s interest in Amer had been consummated as of January 1, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$275,380	$260,547,120
Net loss from operations	(6,305,340)	(18,548,258)
Net loss	(7,390,597)	(19,351,526)
Net loss attributable to IDEX common shareholders	$(7,158,674)	$(18,945,524)

Pro forma results of operations for the period ended September 30, 2019 have not been presented because they are not material to the consolidated results of operations. Amer has no revenue and minimal operating expense in 2019.

Note 6.	Accounts Receivable

Accounts receivable is mainly from our Mobile Energy Group (formerly Wecast Services) business and consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable, gross	$2,941,348	$19,370,665
Less: allowance for doubtful accounts	(103)	-
Accounts receivable, net	$2,941,245	$19,370,665

The following table outlines the aging of the accounts receivable:

	September 30, 2019	December 31, 2018
Within 90 days	$2,941,245	$1,219,526
91-180 days	-	633
181-365 days	-	12,385,193
More than 1 year	-	5,765,313
Total	$2,941,245	$19,370,665

The decrease in balance is mainly due to the deconsolidation of Amer as of September 30, 2019 as disclosed in Note 5(h). Our payment term is usually within 180 days upon the receipts of the goods. The Company has reviewed the outstanding balance by customers and concluded that the outstanding balances are collectible.

Note 7.	Property and Equipment, net

The following is a breakdown of property and equipment:

	September 30,	December 31,
	2019	2018
Furnitures and office equipment	602,548	357,064
Vehicle	60,951	63,135
Leasehold improvements	239,781	200,435
Total property and equipment	903,280	620,634
Less: accumulated depreciation	(482,548)	(186,514)

Land	3,042,777	3,042,777
Building[1]	308,779	2,607,666
Assets Retirement Obligations - Environmental Remediation	8,000,000	8,000,000
Capitalized direct development cost	2,732,705	944,864
Construction in progress (Fintech Village)	14,084,261	14,595,307

Property and Equipment, net	$14,504,993	$15,029,427

Note

1 The $2.3 million decrease from the prior year represents the impairment charge recorded in connection with four of the five existing buildings on Fintech Village which are expected to be demolished.

The Company recorded depreciation expense, which is included in its operating expense, of $65,862 and $14,820 for the three months ended September 30, 2019 and 2018 and $102,991 and $32,941 for the nine months ended September 30, 2019 and 2018, respectively.

The Company recorded $8.0 million of Asset Retirement Obligations which are related to our legal contractual obligations in connection with the acquisition of Fintech Village. The Capitalized direct development costs mainly represent the architectural costs.

Note 8.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill consist of following:

	Nine months ended September 30, 2019	Year Ended December 31, 2018
At the beginning of the year	704,884	-
Goodwill Acquired[1]	9,323,189	704,884
At the end of the period	10,028,073	704,884

Note

1 The change in carrying amount of goodwill in the current year was the result of the acquisition of DBOT as disclosed in Note 5(f).

Intangible Assets

Information regarding amortizing and indefinite lived intangible assets consisted of the following:

		September 30, 2019				December 31, 2018
	Weighted Average Remaining	Gross Carry	Accumulated	Accumulated Impairment	Net	Gross Carry	Accumulated	Accumulated Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Animation Copyright (Note 14 (b))	-	$-	$-	$-	$-	$301,495	$(64,606)	$-	$236,889
Software and licenses	-	97,308	(97,308)	-	-	97,308	(93,251)	-	4,057
SolidOpinion IP (Note 5 (a))	4.4	4,655,000	(543,084)	-	4,111,916	-	-	-	-
Fintalk intangible assets (Note 5 (b))	4.8	6,350,000	(317,500)	-	6,032,500	-	-	-	-
Influencer network	8.9	1,980,000	(214,500)	-	1,765,500	1,980,000	(66,000)	-	1,914,000
Customer contract[1]	2.0	558,830	(185,458)	-	373,372	500,000	(55,556)	-	444,444
Continuing Membership Agreement[1]	19.8	8,255,440	(103,193)	-	8,152,247	-	-	-	-
Trade name	13.9	110,000	(7,944)	-	102,056	110,000	(2,444)	-	107,556
Technology platform	5.9	290,000	(44,881)	-	245,119	290,000	(13,808)	-	276,192
Total amortizing intangible assets		$22,296,578	$(1,513,868)	$-	$20,782,710	$3,278,803	$(295,665)	$-	$2,983,138
Indefinite lived intangible assets
Website name		159,504	-	(134,290)	25,214	159,504	-	(134,290)	25,214
Patent		28,000	-	-	28,000	28,000	-	-	28,000
GTB (Note 14 (b))		61,124,407	-	-	61,124,407	-	-	-	-
Total intangible assets		$83,608,489	$(1,513,868)	$(134,290)	$81,960,331	$3,466,307	$(295,665)	$(134,290)	$3,036,352

 Note

1 During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT which increased its ownership in DBOT to 99.04%. $8,314,270 of intangible assets were recognized on the date of acquisition as disclosed in Note 5(f).

Amortization expense relating to intangible assets was $764,010 and $276,692 for the three months ended September 30, 2019 and 2018 and $1,317,419 and $281,796 for the nine months ended September 30, 2019 and 2018, respectively.

The following table outlines the expected amortization expense for the following years:

Amortization to be
Years ending December 31,	recognized
2019 (excluding the nine months ended September 30, 2019)	$761,702
2020	3,046,811
2021	2,991,255
2022	2,870,339
2023	2,860,534
2024 and thereafter	8,252,069
Total amortization to be recognized	$20,782,710

Note 9.	Long-term Investments

Long-term investments consisted of Non-marketable Equity Investment and Equity Method Investment as below:

	September 30,	December 31,
	2019	2018
Non-marketable Equity Investment	$9,147,170	$9,452,103
Equity Method Investment	33,012,143	16,956,506
Total	$42,159,313	$26,408,609

Non-marketable equity investment

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values. These investments are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. There is no impairment for the nine months ended September 30, 2019.

Equity method investments

The Company’s investment in companies accounted for using the equity method of accounting consist of the following:

		September 30, 2019
						Foreign currency
		December 31,		Loss on	Reclassification	translation	September 30,
		2018	Addition	investment	to subsidiaries	adjustments	2019
Wecast Internet	(i)	$4,114	$-	$(5)	$-	$1,930	$6,039
Hua Cheng	(ii)	308,666	-	(32,890)	-	(37,210)	238,566
Shandong Media	(iii)	-	-	-	-	-	-
BDCG	(iv)	9,800,000	-	-	-	-	9,800,000
DBOT	(v)	6,843,726	-	(3,719,735)	(3,123,991)	-	-
Glory	(vi)	-	23,000,000	(32,462)	-	-	22,967,538

Total		$16,956,506	$23,000,000	$(3,785,092)	$(3,123,991)	$(35,280)	$33,012,143

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

(iv)  BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, we signed a joint venture agreement with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing AI and big data technology in the United States. The Company received 40% equity ownership in BDCG from the initial joint venture agreement. On April 24, 2018, the Company acquired 20% equity ownership in BDCG from one noncontrolling party for a total consideration of $9.8 million which consists of $2 million in cash and $7.8 million paid in the form of the Company’s common stock (valued at $2.60 per share and equal to 3 million shares of the Company’s common stock), increasing the Company’s ownership to 60% in BDCG. The remaining 40% of BDCG are held by Seasail ventures limited (“Seasail”). The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810-10-25-11) granted to Seasail. The new entity is currently in the process of ramping up its operations. In April 2019, the company rebranded the name of the BDCG joint venture to Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include credit services, corporation services, index services and products, and capital market services and products.

(v)  Delaware Board of Trade Holdings, Inc. (“DBOT”)

Refer to Note 5(f).

(vi) Glory Connection Sdn. Bhd (“Glory”)

Refer to Note 5(e).

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

As of September 30, 2019, our operating lease right of use assets and operating lease liability are approximately $6.8 million and $7.2 million, respectively. The weighted-average remaining lease term is 6.6 years and the weighted-average discount rate is 7.5%.

For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost	$390,577	$1,264,049
Short-Term Lease Cost	78,076	250,924
Sublease Income	(10,605)	(10,605)
Total Lease Cost	$458,048	$1,504,368

Supplemental information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$967,565

Right-of-use assets obtained in exchange for new operating lease liabilities	$935,242

Maturity of operating lease liability is as follows:

Maturity of Lease Liability	Operating Lease
2019 (excluding the nine months ended September 30, 2019)	$332,549
2020	1,307,783
2021	1,328,160
2022	1,422,965
2023	1,474,391
2024 and thereafter	3,377,653
Total lease payments	9,243,501
Less: Interest	(2,001,696)
Total	$7,241,805

Note 11.	Supplemental Financial Statement Information

Other Current Assets

“Other current assets” were approximately $2.4 million and $3.6 million as of September 30, 2019 and December 31, 2018, respectively. Components of "Other current assets" that were more than 5 percent of total current assets: (1) other receivable due from third parties in our subsidiaries located in PRC and Hong Kong in the amount of $1.7 million and $3.3 million for the period ended September 30, 2019 and December 31, 2018 and (2) $0.6 million receivable due from ID Venturas 7 relating to the convertible debenture executed on September 27, 2019. As disclosed in Note 12(c), we have received the $0.6 million in October.

Other Current Liabilities

“Other current liabilities” were approximately $9.1 million and $5.3 million as of September 30, 2019 and December 31, 2018, respectively. Components of "Other current liabilities" that were more than 5 percent of total current liabilities: (1) $2.3 million liability relating to additional True-Up Common Stock consideration from the DBOT acquisition as disclosed in Note 5 (f) and (2) other payable due to third parties in the amount of $5.1 million and $4.6 million for the period ended September 30, 2019 and December 31, 2018, respectively.

Note 12.	Convertible Note

The following is the summary of outstanding convertible notes as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Convertible Note-Mr. McMahon(Note 14 (a))	$3,229,808	$3,140,055
Convertible Note-SSSIG (Note 14 (a))	1,288,032	1,000,000
Convertible Note-Advantech	12,382,806	11,313,770
$2.05 million Senior Secured Convertible Note - ID Venturas 7	626,387	-
$2.5 million Senior Secured Convertible Note - ID Venturas 7	14,917	-
Total	$17,541,950	$15,453,825
Short-term Note	1,914,419	4,140,055
Long-term Note	15,627,531	11,313,770

(a) $12 million Convertible Note - Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12,000,000 (the Notes). The Notes bear interest at a rate of 8%, mature on June 28, 2021, and are convertible into approximately 6,593,406 shares of the Company’s common stock at a conversion price of $ 1.82 per share. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded of approximately $1.4 million. For the three months ended September 30, 2019 and 2018, total interest expense recognized relating to the beneficial conversion feature was $117,000 and $112,000, respectively. For the nine months ended September 30, 2019 and 2018, total interest expense recognized relating to the beneficial conversion feature was $347,000 and $112,000, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other convertible note offering. As of September 30, 2019, the Company was in compliance with all ratios and covenants.

(b) $2.05 million Senior Secured Convertible Debenture due in August 2020 - ID Ventura 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2,050,000 of senior secured convertible note. The note bears interest at a rate of 10% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on August 22, 2020. In addition, IDV is entitled to the following: (i) the convertible note is senior secured; (ii) convertible at $1.84 per share of Company common stock at the option of IDV (approximately 1,114,130 shares), subject to adjustments if subsequent equity shares have a lower conversion price, (ii) 1,166,113 shares of common stock of the Company and (iii) a warrant exercisable for 150% of the number of shares of common stock which the note is convertible into (approximately 1,671,196 shares) at an exercise price of $1.84 per share and will expire 5 years after issuance. On October 29, 2019 the Company entered into a letter agreement (the “Agreement”) with ID Venturas pursuant to which the Company agreed to reduce the conversion price of the Debentures and the exercise price of the Warrants to $1.00,

The Company received aggregate gross proceeds of $2 million, net of $50,000 for the issuance expenses paid by IDV. Total funds received were allocated to convertible note, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the convertible note and common stocks was based on the closing price on February 22, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 111.83% and an interest rate of 2.48%.  The relative fair value of the warrants was recorded as additional paid-in capital and reduced the carrying amount of the convertible note. The Company recognized a beneficial conversion feature discount on convertible note at its intrinsic value, which was the fair value of the common stock at the commitment date for convertible note, less the effective conversion price. The Company recognized approximately $600,000 of beneficial conversion feature as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note in the accompanying consolidated balance sheet.

The discounts on the convertible note for the warrants and beneficial conversion feature are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of September 30, 2019, the unamortized discount on the convertible note is approximately $1,424,000. Total interest expense recognized relating to the discount was approximately $175,000 and $626,000 for the three and nine months ended September 30, 2019, respectively.

Interest on the convertible note is payable quarterly starting from April 1, 2019. The convertible note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the convertible note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in Grapevine, which had a carrying amount of $2.4 million as of September 30, 2019. The Company has the right to request for the removal of the guarantee and collateral by issuance of additional 250,000 shares of common stock. On September 27, 2019, the Company issued 250,000 shares of common stock to IDV in exchange for the release of Grapevine as collateral.

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

(c) $2.5 million Senior Secured Convertible Debenture due in March 2021 - ID Ventura 7

On September 27, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2,500,000 of senior secured convertible note. The note bears interest at a rate of 10% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on March 27, 2021. In addition, IDV is entitled to the following: (i) the convertible note is senior secured; (ii) convertible at $1.84 per share of Company common stock at the option of IDV (approximately 1,358,696 shares), subject to adjustments if subsequent equity shares have a lower conversion price, (ii) 1,000,000 shares of common stock of the Company and (iii) a warrant exercisable for 150% of the number of shares of common stock which the note is convertible into (approximately 2,038,043 shares) at an exercise price of $1.84 per share and will expire 5 years after issuance. On October 29, 2019 the Company entered into a letter agreement (the “Agreement”) with ID Venturas pursuant to which the Company agreed to reduce the conversion price of the Debentures and the exercise price of the Warrants to $1.00,

The Company will receive aggregate gross proceeds of $2.5 million, net of $66,195 for the issuance expenses paid by IDV. The Company received $1.8 million proceed in September and the remaining $633,805 was received in October. Total gross proceeds were allocated to convertible note, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the convertible note and common stocks was based on the closing price on September 27, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 110.36% and an interest rate of 1.55%.  The relative fair value of the warrants was recorded as additional paid-in capital and reduced the carrying amount of the convertible note. The Company recognized a beneficial conversion feature discount on convertible note at its intrinsic value, which was the fair value of the common stock at the commitment date for convertible note, less the effective conversion price. The Company recognized approximately $989,000 of beneficial conversion feature as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note in the accompanying consolidated balance sheet.

The discounts on the convertible note for the warrants and beneficial conversion feature are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of September 30, 2019, the unamortized discount on the convertible note is approximately $2,488,000. Total interest expense recognized relating to the discount was approximately $12,000 and $12,000 for the three and nine months ended September 30, 2019, respectively.

Interest on the convertible note is payable quarterly starting from October 1, 2019. The convertible note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the convertible note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in DBOT, which had a carrying amount of $14.3 million as of September 30, 2019.

IDV has registration rights that require the Company to file and register the common stock issued or issuable upon conversion of the convertible note or the exercise of the warrants, within 120 days following the closing of the transaction.

The Company is also subject to penalty fee at 8% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Note 13.	Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 50 million shares of convertible preferred stock, $0.001 par value, issuable in series.

As of September 30, 2019 and December 31, 2018, 7,000,000 shares of Series A preferred stock were issued and outstanding and is convertible, at any time at the option of the holder, into 933,333 shares of common stock (subject to customary adjustments). The Series A preferred stock shall be entitled to ten vote per common stock on an as-converted basis and only entitled to receive dividends when and if declared by the board. On liquidation, both series of preferred stock are entitled to a liquidation preference of $0.50 per share. The shares are not redeemable except on liquidation or if there is a change in control of the Company or a sale of all or substantially all of the assets of the Company. The conversion price of the Series A may only be adjusted for standard anti-dilution, such as stock splits and similar events. The Series A preferred stocks are considered to be equity instruments and therefore the embedded conversion options have not been separated. Because the preferred stocks have conditions for their redemption that may be outside the control of the Company, they have been classified outside of Shareholders’ Equity, in the mezzanine section of our balance sheet.

Common Stock

Our board of directors has authorized 1,500 million shares of common stock, $0.001 par value.

Note 14.	Related Party Transactions

(a) Convertible Notes

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, our Vice Chairman, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 (the “Note”) at a 4% interest rate computed on the basis of a 365-day year. We entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.5), convertible stocks (changed from of Series E Preferred Stock to Common Stock) and extension of the maturity date to December 31, 2020.

For the three and nine months ended September 30, 2019, the Company recorded interest expense of approximately $30,000 and $90,000, respectively, related to the Note. For the three and nine months ended September 30, 2018, the Company also recorded interest expense of approximately $30,000 and $90,000, respectively, related to the Note. Interest payable was $229,808 and $140,055 as of September 30, 2019 and December 31, 2018, respectively.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2,500,000. The convertible promissory note bears interest at a rate of 4%, matures on February 8, 2020, and is convertible into the shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG.

As of September 30, 2019, the Company received $1.3 million from SSSIG. The Company has not received the remaining $1.2 million as of the date of this report. For the three and nine months ended September 30, 2019, the Company recorded interest expense of approximately $13,000 and $36,000, respectively, related to the Note.

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

Digital asset management services

Please refer to Note 3.

(c) Crude Oil Trading

For the nine months ended September 30, 2018, we purchased crude oil in the amount of approximately $244.1 million from three suppliers that a minority shareholder of the Company has significant influence upon because this minority shareholder has significant influence on both our Singapore joint venture and these three suppliers. The Company has recorded the purchase on a separate line item referenced as “Cost of revenue from related parties” in its financial statements. There is no outstanding balance due (in Accounts Payable) as of September 30, 2019. No such related party transactions occurred for the same period in 2019.

(d) Severance payments

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay approximately $837,000 in total for salary, severance and expenses. The Company paid $637,000 in the first quarter of year 2019 and recorded $200,000 in other current liabilities on our consolidated balance sheet as of September 30, 2019. The $837,000 severance expenses were recorded in the Selling, general and administrative expenses of the income statement.

(e) Borrowing from Dr. Wu. and his affiliates

During the third quarter of 2019, the Company’s net borrowings from Dr. Wu and his affiliates increased by $1.0 million. We recorded these borrowings in amount due to related parties on our consolidated balance sheet as of September 30, 2019. These borrowings bear no interest.

(f) Acquisition of Fintalk Assets

Please refer to Note 5(b).

(g)  Asset for Sale-Red Rock Global Capital LTD (“Red Rock”)

Please refer to Note 5(g).

(h) Acquisition of Grapevine Logic. (“Grapevine”)

Please refer to Note 5(c).

(i)  Amer Global Technology Limited (“Amer”)

Please refer to Note 5(h).

(j) Taxis commission revenue from Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)

Please refer to Note 3.

Note 15.	Share-Based Payments

As of September 30, 2019, the Company had 14,971,431 options, 55,586 restricted shares and 3,709,240 warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, our Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of September 30, 2019, the maximum aggregate number of shares of our common stock that may be issued under the 2010 Plan is 31,500,000 shares. As of September 30, 2019, options and restricted shares available for issuance are 14,160,326 shares.

The company recorded share-based payments expense of $2,547,107 and $11,530 for the three months ended September 30, 2019 and 2018 and $6,474,227 and $3,372,447 for the nine months ended September 30, 2019 and 2018, respectively.

(a) Stock Options

Stock option activity for the nine months ended September 30, 2019 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,706,431	$3.28	4.08	$-
Granted	14,325,000	1.98	8.75	-
Exercised	-	-	-	-
Expired	(83,333)	1.98	-	-
Forfeited	(976,667)	1.98	-	-
Outstanding at September 30, 2019	14,971,431	$2.13	8.72	$-
Vested and expected to be vested as of September 30, 2019	14,971,431	$2.13	8.72	$-
Options exercisable at September 30, 2019 (vested)	5,529,977	$2.38	7.55	$-

As of September 30, 2019, approximately $14,255,266 of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value of shares vested for the nine months ended September 30, 2019 and 2018 was $6,010,085 and $319,001, respectively.  Cash received from options exercised during the nine months ended September 30, 2019 and 2018 was approximately $0 and $2,632, respectively.

(b) Warrants

In connection with the Company’s financings, the Warner Brother Agreement and the service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother were expired without exercise on January 31, 2019. The Company issued warrants to IDV in connection with senior secured convertible notes (See Note 12) and the weighted average exercise price was $1.84 and the weighted average remaining life was approximately 4.73 years.

	September 30, 2019	December 31, 2018
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
2014 Broker Warrants (Series E Financing)	-	60,000	$1.75	1/31/19
$2.05 million IDV Senior Secured Convertible Debenture	1,671,196	-	$1.84	2/22/2024
$2.5 million IDV Senior Secured Convertible Debenture	2,038,044	-	1.84	9/27/2024
	3,709,240	60,000

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

(c) Restricted Shares

In January 2019, the Company granted 129,840 restricted shares to the two independent directors under the “2010 Plan” which was approved as part of the 2018 independent board compensation plan by the Board of Directors. The restricted shares were all vested immediately since commencement date. The aggregated grant date fair value of all those restricted shares was $161,001.

A summary of the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2019	87,586	$2.46
Granted	129,840	$1.24
Forfeited	(3,000)	$2.60
Vested	(158,840)	$1.49
Non-vested restricted shares outstanding at September 30, 2019	55,586	$2.37

As of September 30, 2019, there was $33,800 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average period of 0.51 years.

Note 16.	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share attributable to our shareholders is calculated by dividing the net earnings (loss) attributable to our shareholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss), divided by the diluted weighted average common shares outstanding. The calculations of basic and diluted earnings (loss) per share for the three months and nine months ended, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net earnings (loss) attributable to common stockholders	$(13,711,867)	$(7,186,847)	$11,506,861	$(19,228,240)
Interest expense attributable to convertible promissory note	-	-	125,485	-
Net earnings (loss) assuming dilution	(13,711,867)	(7,186,847)	11,632,346	(19,228,240)
Basic
Basic weighted average common shares outstanding	127,609,748	74,063,495	113,964,933	71,574,303
Effect of dilutive securities	-	-	-	-
Convertible preferred shares- Series A	-	-	933,333	-
Conversion of restricted shares and employee stock options	-	-	22,823	-
Convertible promissory notes	-	-	2,777,687	-
Contingently issuable shares	-	-	621,117	-
Diluted potential common shares	127,609,748	74,063,495	118,319,893	71,574,303

Net earnings (loss) per share:
Basic	$(0.11)	$(0.10)	$0.10	$(0.27)
Diluted	$(0.11)	$(0.10)	$0.10	$(0.27)

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Warrants	3,709,240	60,000	3,709,240	60,000
Options	14,971,431	1,797,017	14,965,598	1,797,017
Series A Preferred Stock	933,333	933,333	-	933,333
Convertible promissory note and interest	12,417,909	10,227,507	9,324,911	10,227,507
Total	32,031,913	13,017,857	27,999,749	13,017,857

Note 17.	Income Taxes

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $513,935, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities. This resulted in an effective tax rate of (4.43%). The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

As of September 30, 2019, the Company had approximately $9.9 million of the U.S domestic cumulative tax loss carryforwards and approximately $30.9 million of the foreign cumulative tax loss carryforwards which may be available to reduce future income tax liabilities in certain jurisdictions. The remaining 2018 U.S. tax loss is not subject to expiration under the new Tax Law. The foreign tax loss carryforwards will expire beginning year 2019 through 2023.

There was no identified unrecognized tax benefit as of September 30, 2019.  We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

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

From time to time the PRC government imposes regulations that limit the amount and timing of foreign payments from companies operating in the PRC. Our ability to repatriate cash held in the PRC, or obtain funding from sources in the PRC, may be restricted by such regulations.

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

(b) Major Customers

For the nine months ended September 30, 2018, one customer individually accounted for more than 10% of the Company’s revenue from third parties. One customer individually accounted for more than 10% of the Company’s net accounts receivables as of September 30, 2018, respectively.

For the nine months ended September 30, 2019, one customer individually accounted for more than 10% of the Company’s revenue. One customer individually accounted for more than 10% of the Company’s net accounts receivables as of September 30, 2019, respectively.

(c) Major Suppliers

For the nine months ended September 30, 2018, two suppliers individually accounted for more than 10% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10% of the Company’s accounts payable and amount due to related parties as of September 30, 2018.

For the nine months ended September 30, 2019, one supplier individually accounted for more than 10% of the Company’s accounts payable as of September 30, 2019.

(d) Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of September 30, 2019 and December 31, 2018, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured and are mainly derived from revenues from Mobile Energy Group (formerly Wecast Services). The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e) Foreign Currency Risks

We have certain operating transactions that are denominated in RMB and a portion of the Company’s assets and liabilities that is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal.

Time deposits, which mature within one year as of the balance sheet date, represent interest-bearing certificates of deposit with an initial term of greater than three months when purchased. Time deposits which mature over one year as of the balance sheet date are included in non-current assets.

Cash and time deposits maintained at banks consist of the following:

	September 30,	December 31,
	2019	2018
RMB denominated bank deposits with financial institutions in the PRC	$110,005	$1,523,622
US dollar denominated bank deposits with financial institutions in the PRC	$30,666	$133,053
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$17,985	$13,133
US dollar denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	$13,708	$44,182
US dollar denominated bank deposits with financial institutions in Singapore (“Singapore”)	$569,707	$697,099
SGD denominated bank deposits with financial institutions in Singapore	$70,432	-
US dollar denominated bank deposits with financial institutions in The United States of America (“USA”)	$874,093	$695,155
Total	$1,686,596	$3,106,244

As of September 30, 2019 and December 31, 2018, deposits of $855,915 and $0 were insured. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

(f) Digital Currency Risks

As of September 30, 2019, the Company holds 7,294,555 GTB, 2,763 Bitcoins and 21,312 Ethereum. These Bitcoins and Etheruem represent GTB denominated in Bitcoin & Etheruem and not direct holdings of Bitcoin and Etheruem. The risks related to our holdings of GTB including:

•	Digital currency is highly volatile due to the limited trading history, and singular currency exchange platform;

•	Under the circumstances where governments prohibit or effectively prohibit the trading of digital currency, this will significantly impact the financial statements of the Company since the digital currency market is currently largely unregulated; and

•	To date the company has not been able to convert any of its crypto currency holdings to fiat. The Asia EDX exchange has indicated that it continues work towards providing exchangeability for coins held on the exchange into fiat. Management is unable to give any assurance as to when, if ever, the Asia EDX exchange will permit conversion of the company’s crypto currency holdings into fiat.

Note 20.	Defined Contribution Plan

For our U.S. employees, during 2019, the Company introduced a new 401(k) defined contribution plan which provides 100% employer matching up to 4% of each employee’s pay. Employee is eligible to participate after six months of employment. Company 401(k) matching contributions were approximately $8,700 and $487 for the three months ended September 30, 2019 and 2018 and $8,700 and $3,242 for the nine months ended September 30, 2019 and 2018, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $113,654 and $235,811 for the three months ended September 30, 2019 and 2018 and $267,868 and $607,872 for the nine months ended September 30, 2019 and 2018, respectively.

Note 21.	Segments and Geographic Areas

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.

We operate our business in two operating segments: Legacy YOD and Mobile Energy Group (formerly Wecast Services). Segment disclosures are on a performance basis consistent with internal management reporting. The Company does not allocate expenses below segment gross profit since these segments share the same executive team, office space, occupancy expenses, information technology infrastructures, human resources and finance department.

Information about segments during the periods presented were as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue
-Legacy YOD	$-	$-
-Mobile Energy Group (formerly Wecast Services)	44,503,562	362,628,296
Total revenue	44,503,562	362,628,296
Cost of revenue
-Legacy YOD	-	-
-Mobile Energy Group (formerly Wecast Services)	1,217,184	359,839,565
Gross profit	$43,286,378	$2,788,731

	September 30, 2019	December 31, 2018
TOTAL ASSETS
-Legacy YOD	$635,128	$26,442,810
-Mobile Energy Group (formerly Wecast Services)	164,128,548	51,592,929
-Unallocated assets	-	16,199,373
Total	$164,763,676	$94,235,112

Note 22.	Going Concern and Management’s Plans

As of September 30, 2019, the Company had cash and cash equivalents of approximately $1.7 million and the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

Management has taken several actions below to ensure that the Company will continue as a going concern through November 30, 2020, including the cessation of YOD legacy segment related expenses and discretionary expenditures.

•	As discussed in Note 12, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2,500,000 of senior secured convertible note during the third quarter.

•	As discussed in Note 5, the Company has received $0.7 million proceeds from the sale of Redrock.

The Company’s operating businesses are in the development and ramp up phase and are not yet cash generative as they generate minimal revenues and require investment to support their business plans. The Company intends to raise both debt and equity capital to cover its short and medium term capital needs.

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

Note 23.	Fair Value Measurements

The following table presents information about our financial instruments measured at fair value on a recurring basis, grouped into level 1 to 3 based on the degree to which the fair value is observable:

	September 30, 2019
	Level I	Level II	Level III	Total
Contingent Consideration Liability[1]	-	-	2,327,919	2,327,919

Note

1 This represents the liability incurred in connection with the acquisition of DBOT shares during Q3 2019 as disclosed in Note 5(f).

The fair value of the contingent consideration liability at September 30, 2019 was valued using the Black-Scholes Merton method. The following table presents the significant inputs and assumptions used in the model:

September 30, 2019
Risk-free interest rate	1.8%
Expected volatility	30%
Expected term	0.5 year
Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

Reconciliation of level 3 fair value measurements:

Contingent Consideration Liability
January 1, 2019	$-
Addition	(2,217,034)
Remeasurement (loss)/gain recognized in the income statement	(110,885)
September 30, 2019	$(2,327,919)

Note 24.	Subsequent Events

Senior Secured Convertible Debentures - ID Ventura 7

On October 29, 2019, the Company entered into an Additional Issuance Agreement (the “Purchase Agreement”), with ID Venturas 7, LLC. (“ID Venturas”) an exempted company incorporated and existing under the laws of the Delaware, pursuant to which ID Venturas invested $400,000 of the up to $2,500,000 of additional investment rights granted to ID Venturas in the September SPA (as defined below) and received (i) a promissory note (the “Convertible Note”) which is senior secured and convertible at $1.00 per share of Company common stock, subject to anti-dilution adjustments and (ii) a warrant (the “Warrant”) exercisable for 150% of the number of shares of common stock which the Note is convertible into. The Convertible Note is convertible into common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $1.00, subject to anti-dilution adjustments. The Convertible Note matures on March 27, 2021, and accrues at a 10% interest rate.

In connection with the above transaction, the Company also entered into a registration rights agreement with ID Venturas (the “Registration Rights Agreement”) which grants ID Venturas demand registration rights.

As disclosed in Note 12, the Company entered into Securities Purchase Agreements, dated February 22, 2019 (“The Purchase Agreement”) and dated September 27, 2019 (“Convertible Note Agreement”) with ID Venturas pursuant to which ID Venturas purchased 10% Senior Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) and were granted additional investments rights to purchase up to an additional $2,500,000 of Debentures and Warrants (“Additional Investment Rights”). On October 29, 2019 Ideanomics, Inc. (the “Company”) entered into a letter agreement (the “Agreement”) with ID Venturas pursuant to which the Company agreed to reduce the conversion price of the Debentures and the exercise price of the Warrants to $1.00, subject to adjustment thereunder. The Agreement also reduced the conversion price of Debentures and the exercise price of the Warrants issuable pursuant to the Additional Investment Rights.

GTB Impairment review

On October 29, 2019, our digital currency, GTB tokens (see Note 1), had a one-time unexpected significant decline in quoted price from $17 to $1.84. The Company’s management is currently evaluating the risks and potential impacts of this incident and plans to perform its annual impairment test as of December 31, 2019. The Company is not able to make a meaningful estimate of the amount or range of potential impairment resulting from the subsequent decline in quoted price.

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

The MD&A is organized in the following sections:

•	Overview

•	Results of Operations - three months and nine months ended September 30, 2019

•	Liquidity and Capital Resources

•	Outlook

•	Critical Accounting Policies and Estimates

Overview

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in the United States and Asia. The Company is comprised of two operating segments (i) our Legacy YOD business with primary operations in the PRC which has been winding down operations over the last 12 months and (ii) our Mobile Energy Group (MEG) (formally known as our Wecast Service) business, which is transitioning to focus on the commercial fleet market for electric vehicles in addition to the Company’s existing fintech advisory business. Our MEG business operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial Electric Vehicles (EV). MEG operates through a series of joint ventures with the leading companies in the commercial EV space, principally in China, and earns fees for every transaction completed based on the spread for group buying of vehicles and fees derived from the arrangement of financing and energy management such as commercial purchasing of pre-paid electricity credits. MEG focuses on commercial EV rather than passenger EV, as commercial EV is on an accelerated adoption path when compared to consumer EV adoption – which is expected to take between ten to fifteen years. We focus on four distinct commercial vehicles types with supporting income streams: 1) Closed-area heavy commercial, in areas such as Mining, Airports, and Sea Ports; 2) Last-mile delivery light commercial; 3) Buses and Coaches; 4) Taxis. The purchase and financing of vehicles provides for one-time fees and the charging and energy management provides for recurring revenue streams. In July 2019 the company invested in Glory Connection Snd. Bhd, (Glory) a vehicle manufacturer based in Malaysia. Glory holds the only license granted so far for the manufacture of electric vehicles in Malaysia and is in the process of setting up its manufacturing and assembly capabilities.

We continue to develop our FinTech services which principally consist of our ownership of the Delaware Board of Trade (DBOT) ATS, Intelligenta for marketing AI solutions to the Financial Services industry and FinTech Village, a 58 acre development site in West Hartford, Connecticut.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations for the three months and nine months ended September 30, 2019:

•	Our business strategy may affect the comparability of financial results
Our business strategy and the primary goal for entering certain industries, such as logistics management for crude oil trading and electronics, was to learn about the needs of buyers and sellers in industries and to promote the use, development and advancement of blockchain and AI-based technologies.

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
In connection with this transformation, we are in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring our business structure to reflect our focus on the commercial fleet market for electric vehicles and blockchain-based fintech strategy, continuing to further enhance our controls, procedures, and oversight during this transformation, and expanding our mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support our businesses. To succeed, among other things, we will need to have or hire the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to remain competitive.
As we enter the commercial fleet market for electric vehicles and develop our AI- and blockchain-enabled capabilities, we will continue to face intense competition: these new technologies are constantly evolving, and our competitors may introduce new platforms and solutions that are superior to ours. In addition, our competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can.

•

The fluctuation in earnings from the continuing development of the Mobile Energy Group (formerly Wecast Services) segment through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology.

Our results of operations may fluctuate from period to period based on our entry into new transactions to expand commercial fleet market for commercial vehicles and develop our Fintech Ecosystem and Industry Ventures. In addition, while we intend to contribute cash and other assets to our joint ventures, we do not intend for our company to conduct significant research and development activities. We intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our joint ventures and partnerships may contribute to significant fluctuations in the results of our operations.

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

Information about segments

Mobile Energy Group (formerly Wecast Services) Segment

Within the Mobile Energy Group (formerly Wecast Services) segment, we are engaged in providing an end-to-end solution for the purchase, financing, charging and energy management for fleets of commercial Electric Vehicles (EV). We operate through a series of joint ventures with the leading companies in the commercial EV space, principally in China, and earn a fee for every transaction completed using the marketplace. MEG focuses on commercial EV rather than passenger EV, as commercial EV is on an accelerated adoption path when compared to consumer EV adoption – which is expected to take between ten to fifteen years. We focus on four distinct commercial vehicles types with supporting income streams: 1) Closed-area heavy commercial, in areas such as Mining, Airports, and Sea Ports; 2) Last-mile delivery light commercial; 3) Buses and Coaches; 4) Taxis. The purchase and financing of vehicles provide a one time fee and the charging and energy management provide recurring revenue streams. In July 2019 the company invested in Glory Connection Snd. Bhd, (Glory) a vehicle manufacturer based in Malaysia. Glory holds the only license granted so far for the manufacture of electric vehicles in Malaysia and the is in the process of setting up its manufacturing capability.

We continue to develop our FinTech services which principally consist of our ownership of the Delaware Board of Trade (DBOT) ATS, Intelligenta for marketing AI solutions to the Financial Services industry and FinTech Village, a 58 acre development site in West Hartford, Connecticut.

Legacy YOD Segment

Since 2017, we run our legacy YOD segment with limited resources. As of September 30, 2019, we have ceased our operation of YOD Segment.

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

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., DBOT, and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. Taxes that otherwise would have been due on the income of Ideanomics, Inc. were completely offset by net operating loss carryovers from prior years. Deferred tax assets related to those net operating loss carryovers had previously been entirely offset by valuation allowances. In July 2019, the Company completed the disposal of its interest in Red Rock Global Capital Ltd. A $513,935 income tax benefit was recorded, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities. No provision for income taxes has been provided for M.Y. Products, LLC, DBOT or Red Rock Global Capital Ltd. as neither of the companies had taxable profit since inception.

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

The People’s Republic of China

Under the PRC’s Enterprise Income Tax Law (“EIT”), the company’s Chinese subsidiaries and VIEs are subject to an EIT of 25.0%.

The company’s future effective income tax rate depends on various factors, such as tax legislation, geographic composition of its pre-tax income and non-tax deductible expenses incurred. The company’s management regularly monitors these legislative developments to determine if there are changes in the statutory income tax rate.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,	September 30,	Amount
	2019	2018	Change	% Change
Revenue	$3,103,690	$43,707,937	(40,604,247)	(93)
Cost of revenue	243,360	42,844,876	(42,601,516)	(99)
Gross profit	2,860,330	863,061	1,997,269	231

Operating expenses:
Selling, general and administrative expenses	7,769,503	4,333,259	3,436,244	79
Research and development expense	-	667,416	(667,416)	(100)
Professional fees	1,388,842	1,927,431	(538,589)	(28)
Impairment of property and equipment	2,298,887	-	2,298,887	100
Depreciation and amortization	806,481	291,512	514,969	177
Total operating expenses	12,263,713	7,219,618	5,044,095	70

Loss from operations	(9,403,383)	(6,356,557)	(3,046,826)	48

Interest and other income (expense):
Interest expense, net	(639,395)	(145,610)	(493,785)	339
Equity in loss of equity method investees	(40,369)	(13,882)	(26,487)	191
Gain on disposal of subsidiaries	1,057,363	-	1,057,363	100
Loss on remeasurement of DBOT investment	(3,178,702)	-	(3,178,702)	100
Others	(99,997)	(925,771)	825,774	(89)
Income (Loss) before income taxes and non-controlling interest	(12,304,483)	(7,441,820)	(4,862,663)	65

Income tax benefit	-	-

Net income (loss)	(12,304,483)	(7,441,820)	(4,862,663)	65

Net (income) loss attributable to non-controlling interest	(1,407,384)	254,973	(1,662,357)	(652)

Net income (loss) attributable to IDEX common shareholders	$(13,711,867)	$(7,186,847)	(6,525,020)	91

Earnings (loss) per share
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)

Revenues

	Three Months Ended
	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$-	$-	-
Consumer electronics	-	43,432,556	(43,432,556)	(100)
Digital asset management services	-	-	-	-
Electric Vehicles (“EV”)	2,854,178	-	2,854,178	100
Other	249,512	275,381	(25,869)	(9)
Total	$3,103,690	$43,707,937	$(40,604,247)	(93)

Revenue for the three months ended September 30, 2019 was $3.1 million as compared to $43.7 million for the same period in 2018, a decrease of approximately $40.6 million, or 93%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services and electric vehicle businesses.  Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified.

We did not generate any revenue from YOD Legacy business in 2018 and for the three months ended September 30, 2019 since our new fintech services business strategy limits the support of the Legacy YOD business.

Cost of revenues

	Three Months Ended
	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$-	$-	-
Consumer electronics	-	42,658,775	(42,658,775)	(100)
Digital asset management services	-	-	-	-
Electric Vehicles (“EV”)	-	-	-	-
Other	243,360	186,101	57,259	31
Total	$243,360	$42,844,876	$(42,601,516)	(99)

Cost of revenues was approximately $0.2 million for the three months ended September 30, 2019, as compared to $42.8 million for the three months ended September 30, 2019, a decrease of approximately $42.6 million, or 99%. From a comparability perspective, the cost of revenue during 2018 is not necessarily indicative of the digital business consulting services and electric vehicle businesses in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during the third quarter of 2019 is primarily associated with subsidiaries including Grapevine and DBOT.

Gross profit

	Three Months Ended
For the Period ended	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$-	$-	-
Consumer electronics	-	773,781	(773,781)	(100)
Digital asset management services	-	-	-	-
Electric Vehicles (“EV”)	2,854,178	-	2,854,178	100
Other	6,152	89,280	(83,128)	(93)
Total	$2,860,330	$863,061	$1,997,269	231

Gross profit ratio

	Three Months Ended
	September 30, 2019	September 30, 2018
- Mobile Energy Group (formerly Wecast Services)
Crude oil	0%	0%
Consumer electronics	0%	2%
Digital asset management services	0%	0%
Electric Vehicles (“EV”)	100%	0%
Other	2%	32%
Total	92%	2%

Our gross profit for the three months ended September 30, 2019 was approximately $2.9 million, as compared to $0.9 million during the same period in 2018, representing an increase of 231%. The gross profit ratio for the three months ended September 30, 2019 was 92%, as compared to 2% during the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 was $7.8 million as compared to $4.3 million for the same period in 2018, an increase of approximately $3.5 million or 79%. Majority of the increase was due to:

•	an increase of $2.6 million in share-based compensation expense primarily related to the stock options granted to employees and directors during Q1 2019;
•	an increase of $0.3 million in office related expenses; and
•	an increase of $0.3 million in insurance expenses

Research and development expense

Research and development expense decreased to zero for the three months ended September 30, 2019 from $0.7 million in the same period in 2018. Majority of the expense in 2018 was related to the early stage technology development.

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Our professional fees for the three months ended September 30, 2019 was $1.4 million as compared to $1.9 million for the same period in 2018, a decrease of approximately $0.5 million. The decrease was related to a decrease in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Impairment of property and equipment

Impairment of property and equipment increased $2.3 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was due to the impairment charge recorded in connection with four of the five existing buildings on Fintech Village which are expected to be demolished.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2019 was $0.8 million as compared to $0.3 million for the same period in 2018, an increase of approximately $0.5 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired during 2019.

Interest expense, net

Our interest expense increased $0.5 million to $0.6 million for the three months ended September 30, 2019, from $0.1 million during the same period of 2018. The increase in interest expense was primarily because of the accretion of interest expense and amortization of beneficiary conversion features associated with the convertible note issued in February 2019.

Equity in loss of equity method investees

Loss of equity method investees increased $0.03 million for the three months ended September 30, 2019 comparing to the same period in 2018 was primarily due to the net loss incurred in Glory (see Note 9 to the Consolidated Financial Statements).

Gain on disposal of subsidiaries

Gain on disposal of subsidiaries increased $1.1 million for the three months ended September 30, 2019 comparing to the same period in 2018 was due to the disposal of Redrock and the dilution of the Company’s equity interest in Amer from 55% to 10% (see Note 5 to the Consolidated Financial Statements).

Loss on remeasurement of DBOT investment

Loss on remeasurement of DBOT investment increased $3.2 million for the three months ended September 30, 2019 comparing to the same period in 2018 was due to the acquisition of controlling equity interest in DBOT which resulted in the remeasurement of the Company’s previously held equity interest in DBOT at the acquisition-date fair value.

Net (income) loss attributable to non-controlling interest

Net income attributable to non-controlling interests was approximately $1.4 million for the three months ended September 30, 2019, as compared to a net loss of $0.3 million during the same period in 2018. The change is primarily due to the $1.4 million net income attributable to the noncontrolling interest of the Mobile Energy Group (“MEG”) in relation to the taxis commission revenue recognized during the quarter.

Consolidated Results of Operations

Comparison of Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30, 2019	September 30, 2018	Amount Change	% Change
Revenue	$44,503,562	$362,628,296	(318,124,734)	(88)
Cost of revenue	1,217,184	359,839,565	(358,622,381)	(100)
Gross profit	43,286,378	2,788,731	40,497,647	1,452

Operating expenses:
Selling, general and administrative expenses	18,442,280	16,861,425	1,580,855	9
Research and development expense	-	1,393,025	(1,393,025)	(100)
Professional fees	3,918,461	3,280,729	637,732	19
Impairment of property and equipment	2,298,887	-	2,298,887	100
Depreciation and amortization	1,420,480	314,737	1,105,743	351
Total operating expenses	26,080,108	21,849,916	4,230,192	19

Income (Loss) from operations	17,206,270	(19,061,185)	36,267,455	(190)

Interest and other income (expense):
Interest expense, net	(1,955,476)	(201,782)	(1,753,694)	869
Equity in loss of equity method investees	(606,390)	(44,316)	(562,074)	1268
Gain on disposal of subsidiaries	1,057,363	-	1,057,363	100
Loss on remeasurement of DBOT investment	(3,178,702)	-	(3,178,702)	100
Others	(155,946)	(558,271)	402,325	(72)
Income (Loss) before income taxes and non-controlling interest	12,367,119	(19,865,554)	32,232,673	(162)

Income tax benefit	513,935	-	513,935	100

Net income (loss)	12,881,054	(19,865,554)	32,746,608	(165)

Net (income) loss attributable to non-controlling interest	(1,374,193)	637,314	(2,011,507)	(316)

Net income (loss) attributable to IDEX common shareholders	$11,506,861	$(19,228,240)	30,735,101	(160)

Earnings (loss) per share
Basic	$0.10	$(0.27)
Diluted	$0.10	$(0.27)

Revenues

	Nine Months Ended
	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$260,034,401	$(260,034,401)	(100)
Consumer electronics	-	102,081,176	(102,081,176)	(100)
Digital asset management services	40,700,000	-	40,700,000	100
Electric Vehicles (“EV”)	2,854,178	-	2,854,178	100
Other	949,384	512,719	436,665	85
Total	$44,503,562	$362,628,296	$(318,124,734)	(88)

Revenue for the nine months ended September 30, 2019 was $44.5 million as compared to $362.6 million for the same period in 2018, a decrease of approximately $318.1 million, or 88%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services and electric vehicle businesses.  Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem for other useful cases that we have identified.

Please see Note 3 to the unaudited consolidated financial statements included in this report.

We did not generate any revenue from YOD Legacy business in 2018 and for the nine months ended September 30, 2019 since our new fintech services business strategy limits the support of the Legacy YOD business.

Cost of revenues

	Nine Months Ended
	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$260,006,382	$(260,006,382)	(100)
Consumer electronics	-	99,568,729	(99,568,729)	(100)
Digital asset management services	466,894	-	466,894	100
Electric Vehicles (“EV”)	-	-	-	-
Other	750,290	264,454	485,836	184
Total	$1,217,184	$359,839,565	$(358,622,381)	(100)

Cost of revenues was approximately $1.2 million for the nine months ended September 30, 2019, as compared to $359.8 million for the same period in 2018, a decrease of approximately $358.6 million, or 100%. From a comparability perspective, the cost of revenue during 2018 is not necessarily indicative of the new FinTech business in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during the first 9 months of 2019 primarily include the personnel cost associated with our digital asset management services and creator payments from the Grapevine business. Majority of the cost associated with the development of the master plan services have already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit

	Nine Months Ended
For the Period ended	September 30, 2019	September 30, 2018	Amount Change	% Change
- Mobile Energy Group (formerly Wecast Services)
Crude oil	$-	$28,019	$(28,019)	(100)
Consumer electronics	-	2,512,447	(2,512,447)	(100)
Digital asset management services	40,233,106	-	40,233,106	100
Electric Vehicles (“EV”)	2,854,178	-	2,854,178	100
Other	199,094	248,265	(49,171)	(20)
Total	$43,286,378	$2,788,731	$40,497,647	1,452

Gross profit ratio

	Nine Months Ended
	September 30, 2019	September 30, 2018
- Mobile Energy Group (formerly Wecast Services)
Crude oil	0%	0%
Consumer electronics	0%	2%
Digital asset management services	99%	0%
Electric Vehicles ("EV")	100%	0%
Other	21%	48%
Total	97%	1%

Our gross profit for the nine months ended September 30, 2019 was approximately $43.3 million, as compared to $2.8 million during the same period in 2018. The gross profit ratio for the nine months ended September 30, 2019 was 97%, while it was 1% during the same period in 2018. The increase was mainly due to: 1) the Company recorded service revenue from digital asset management services in 2019 and 2) the low cost of revenue with our digital asset management services, which resulted in higher gross profit margin in 2019 compared to the low gross profit margin of the logistics management business in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 was $18.4 million, as compared to $16.9 million for the same period in 2018, an increase of approximately $1.6 million or 9%. Majority of the increase was due to:

•	an increase of $2.9 million in share-based compensation expense primarily related to the stock options granted to employees and directors during Q1 2019;
•	an increase of $0.8 million in severance payments to the former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer; partially offset by
•	a decrease of $2.3 million in salary and employee benefits expenses

Research and development expense

Research and development expense decreased to zero for the nine months ended September 30, 2019 from $1.4 million in the same period in 2018. Majority of the expense in 2018 was related to the early stage technology development.

Professional fees

Professional fees for the nine months ended September 30, 2019 was $3.9 million as compared to $3.3 million for the same period in 2018, an increase of approximately $0.6 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with continuing to build out our technology ecosystem and establishing strategic partnerships and M&A activity as part of this technology ecosystem.

Impairment of property and equipment

Impairment of property and equipment increased $2.3 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was due to the impairment charge recorded in connection with four of the five existing buildings on Fintech Village which are expected to be demolished.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2019 was $1.4 million as compared to $0.3 million for the same period in 2018, an increase of approximately $1.1 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired during 2019.

Interest expense, net

Our interest expense increased $1.8 million to $2.0 million for the nine months ended September 30, 2019, from $0.2 million during the same period of 2018. The increase in interest expense was primarily because of the accretion of interest expense and amortization of beneficiary conversion features associated with convertible notes issued in June 2018 and February 2019.

Equity in loss of equity method investees

Loss of equity method investees increased $0.6 million for the nine months ended September 30, 2019 comparing to the same period of 2018 was due to net loss incurred in DBOT for the first half of the year (see Note 9 to the Consolidated Financial Statements).

Gain on disposal of subsidiaries

Gain on disposal of subsidiaries increased $1.1 million for the nine months ended September 30, 2019 comparing to the same period in 2018 was due to the disposal of Redrock and the dilution of the Company’s equity interest in Amer from 55% to 10% (see Note 5 to the Consolidated Financial Statements).

Loss on remeasurement of DBOT investment

Loss on remeasurement of DBOT investment increased $3.2 million for the nine months ended September 30, 2019 comparing to the same period in 2018 was due to the acquisition of controlling equity interest in DBOT which resulted in the remeasurement of the Company’s previously held equity interest in DBOT at the acquisition-date fair value.

Income tax expenses

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $513,935, $152,876 resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine Logic, Inc. and a $361,059 reduction of the valuation allowance on Ideanomics, Inc. deferred tax assets in excess of those reversed to offset Ideanomics, Inc.’s income. The reduction in valuation allowance resulted from Ideanomics, Inc.’s acquisition of additional ownership interests in Grapevine Logic, Inc. which caused Grapevine Logic, Inc. to be included in a consolidated tax return with Ideanomics, Inc. beginning June 30, 2019. This meant that $361,059 of Ideanomics, Inc.’s deferred tax assets could be utilized to offset Grapevine Logic Inc.’s remaining deferred tax liabilities.

Net (income) loss attributable to non-controlling interest

Net income attributable to non-controlling interests was approximately $1.4 million for the nine months ended September 30, 2019, as compared to a net loss of $0.6 million during the same period in 2018. The change is primarily due to (1) the $1.4 million net income attributable to the noncontrolling interest of the Mobile Energy Group (“MEG”) in relation to the taxis commission revenue recognized during the third quarter and (2) the decrease in net loss from Grapevine and Amer.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of approximately $1.7 million. Approximately $1.6 million was held in our Hong Kong, US and Singapore entities and $0.1 million was held in our PRC entities.

The following table provides a summary of our net cash flows from operating, investing and financing activities (unaudited).

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(8,712,029)	$(17,641,902)
Net cash used in investing activities	(1,737,881)	(5,043,300)
Net cash provided by financing activities	9,067,292	31,186,771
Effect of exchange rate changes on cash	(37,030)	(48,638)
Net decrease in cash	(1,419,648)	8,452,931
Total cash at beginning of period	3,106,244	7,577,317
Cash at end of period	$1,686,596	$16,030,248

Operating Activities

Cash used in operating activities decreased by $8.9 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to (1) an increase in operating results from net loss of $19.9 million for the nine months ended September 30, 2018 to net income of $12.9 million in the same period in 2019, (2) total non-cash adjustments increase (decrease) to net income (loss) was $(25.5) million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively, and (3) total changes in operating assets and liabilities resulted in an increase of $3.9 million and of $(1.5) million in cash used in operations activities for the nine months ended September 30, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities decreased by $3.3 million, primarily due to the $2.8 million cash consideration paid for the acquisition of Grapevine in 2018.

Financing Activities

We received $4.8 million from the issuance of convertible notes and $2.5 million in proceeds in a private placement from the issuance of restricted shares for the nine months ended September 30, 2019, to certain investors, including officers, directors and other affiliates. While in the same period in 2018, we received $31.2 million. In addition, the borrowings from related parties increased by $1.8 million for the nine month ended September 30, 2019 from the same period in 2018.

Currently, our primary source of liquidity is cash on hand and we have relied on debt and equity financings to fund our operations to date. We believe that our cash balance and our expected cash flow, including additional debt & equity issuances will be sufficient to meet all of our financial obligations for the twelve months from the date of this report.

In the future, we will need additional capital to fund our operations and growth initiatives, which we expect to raise through a combination of equity offerings, debt financings, related party or third-party funding.

The Company’s operating strategy is to enter into joint ventures (JVs) with partners who bring special capabilities in a particular market sector, Because we operate through joint ventures we may be restricted by the operating agreement governing a particular JV from accessing any cash balances in the JV for use in other Company activities outside of the JV.

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

OUTLOOK

The Company believes that the fleet market for commercial Electronic Vehicles (EV) provides a significant revenue and profit opportunity.  It is our intention to develop this market initially in China and the ASEAN countries with potential in the future to expand into other regions.

The most immediate revenue opportunity is in the Taxi sector where the company has orders for 11,000 taxis of which we anticipate delivering 5,000 in the fourth quarter 2019 and the remaining 6,000 in the first quarter of 2020 with a potential for another 82,000 taxis to be delivered in 2020.

The Company is well advanced in its plans to develop finance and buy-back programs for the batteries used in closed-area heavy vehicles, last mile delivery light commercial vehicles and buses and coaches. We anticipate having these financing and buy-back programs in place by the end of the first quarter 2020 and anticipate the first revenues from these activities in the second quarter of 2020.

The company acquired a non-controlling interest in Glory Connection Sdn. Bhd. (Glory), a Malaysian entity, in July 2019.  Glory holds the only license granted so far for the manufacture of electric vehicles in Malaysia and is in the process of setting up its manufacturing and assembly capabilities.

We converted our DBOT business to a new trading infrastructure that went live in November.  We have commenced a marketing program to grow revenues by increasing the number of financial institutions trading on the DBOT platform.

Remediation work continues on the Company’s 58 acre campus located in West Hartford, Connecticut, this is the intended site of our FinTech Village. We anticipate that the remediation work will be completed in the second half of 2020.

Grapevine our business focused on connecting nano-influencers with established brands continues to develop its platform. In November 2019 we launched Grapevine Village, an ecommerce platform driven by social media content.  We continue to look for ways to grow our market share in the influencer and social media space.

We have recorded no revenues from Digital Asset Management services in the current quarter and we do not anticipate recording any revenues in the fourth quarter of 2019.

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

Digital Currency

Digital Currency consists of (1) GTB received in connection with the services agreement and assets purchase agreement with GTD and (2) GTB denominated in Bitcoin and Ethereum. The Bitcoin and Ethereum were obtained as part of the companies ongoing plan to convert its crypto currency holdings from GTB to Bitcoin & Ethereum in order to diversify our holdings of crypto currency. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currency under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 18, Contingencies and Commitments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We may not be able to convert our holdings of cryptocurrencies into fiat

To date the Asia EDX exchange has not permitted us to convert any part of our holdings of GTB, Bitcoin & Ethereum to fiat. We are in regular contact with the exchange regarding the ability to convert some or all of our holdings to fiat, we have been informed that the exchange plans to introduce a capability to allow convertibility into fiat. It is possible that the Asia EDX Exchange may never allow GTB, Bitcoin & Ethereum held at the exchange to be converted into fiat.

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

Because there has been limited precedent set for the accounting classification and measurement of cryptocurrency and other digital tokens and related revenue recognition, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. We are currently accounting for our GTB as indefinite-lived intangible assets in accordance with Accounting Standard Codification No. 350: Intangibles-Goodwill and Other. Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. However, a change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our GTB or other cryptocurrencies that we may acquire and may more generally negatively impact our business, prospects, financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2019, other than those that were previously reported in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Convertible Note Purchase Agreement, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC*
10.2	Convertible Note, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC*
10.3	Warrant, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC*
10.4	Registration Rights Agreement, dated September 27, 2019, by and between the Company and ID Venturas, LLC*
10.5	Employment Agreement, dated September 5, 2019, by and between the Company and Mr. Conor McCarthy*
10.6	Share transfer agreement, dated July 18, 2019, by and between Ideanomics Inc. and Beijing Financial Holdings Limited*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2019.

IDEANOMICS, INC.

By:	/s/Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)

