Form 10-Q/A
period 2019-09-30
IDEANOMICS, INC.
filed 2020-02-14
CIK 837852

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

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended September 30, 2019 is being filed to conform to the disclosure contained in the Form S-1/A filed with the Securities and Exchange Commission on February 13, 2020; specifically, to adjust the number of contingently issuable shares disclosed in Note 16 to the financial statements contained herein and to adjust the disclosure related to GTDollar Coins (“GTB”) as it related to GTB being denominated in Bitcoin and Ethereum.

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

Digital Currency

Digital currency consists of GTDollar Coins (“GTB”).

GTB is received in connection with the services agreement and assets purchase agreement with GT Dollar Pte. Ltd. (“GTD”), our minority shareholder at the time of the transaction (Note 3 and 14 (b)). As of September 30, 2019, GTD has disposed of its investment in the Company and is no longer a minority shareholder.

GTB is a type of digital asset that is not a fiat currency and is not backed by hard assets or other financial instruments, and does not represent an investment in GTD or a right to access GTD’s platform. As a result, the value of GTB is determined by the value that various market participants place on GTB through their transactions. GTB holders make or lose money from buying and selling GTB. To date, the Asia EDX exchange has not permitted holders of GTB to exchange digital currencies held in accounts at the exchange for fiat. The company is unable to predict when our cryptocurrency holdings will be convertible into fiat and consequently does not consider them to be part of the company’s liquid resources.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Warrants	3,709,240	60,000	3,709,240	60,000
Options	14,971,431	1,797,017	14,965,598	1,797,017
Series A Preferred Stock	933,333	933,333	-	933,333
Convertible promissory note and interest	12,417,909	10,227,507	9,324,911	10,227,507
Contingently issuable shares	2,322,808	-	-	-
Total	34,354,721	13,017,857	27,999,749	13,017,857

Note 17.	Income Taxes

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

(f) Digital Currency Risks

As of September 30, 2019, the Company holds 8,333,333 GTB. The risks related to our holdings of GTB include:

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

Digital Currency

Digital Currency consists of GTB received in connection with the services agreement and asset purchase agreement with GTD. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currency under current GAAP, the Company has determined to account for these tokens as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other until further guidance is issued by the FASB.

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. The fair value of our digital currency, GTB, was a Level 2 measurement based upon the consideration agreed by GTD and the Company with a discount considering volatility, risk and limitations at contract inception.

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

We have formed strategic partnerships with third parties and entered into service agreements that provided us with cryptocurrencies as compensation for our services. Cryptocurrencies are not considered legal tender or backed by any government and have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrency such as GTB has been prohibited or effectively prohibited in some countries. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

As part of our strategy of forming strategic alliances with other companies in the blockchain and FinTech services industry, we may receive cryptocurrency or tokens as compensation for services. For instance, as part of our digital asset management services agreement with GTD, our compensation was paid in GTB. The prices of cryptocurrency such as GTB are typically highly volatile and subject to exchange rate risks, as well as the risk that regulatory or other developments may adversely affect their value. However, our cryptocurrency will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As a result, fluctuations in the market value of cryptocurrency could cause us to record an impairment charge on the value of our cryptocurrency, which would directly impact our balance sheet and statements of operations.

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

We may not be able to convert our holdings of cryptocurrencies into fiat

To date the Asia EDX exchange has not permitted us to convert any part of our holdings of GTB to fiat. We are in regular contact with the exchange regarding the ability to convert some or all of our holdings to fiat, we have been informed that the exchange plans to introduce a capability to allow convertibility into fiat. It is possible that the Asia EDX Exchange may never allow GTB held at the exchange to be converted into fiat.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Convertible Note Purchase Agreement, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
10.2	Convertible Note, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
10.3	Warrant, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
10.4	Registration Rights Agreement, dated September 27, 2019, by and between the Company and ID Venturas, LLC [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
10.5	Employment Agreement, dated September 5, 2019, by and between the Company and Mr. Conor McCarthy [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
10.6	Share transfer agreement, dated July 18, 2019, by and between Ideanomics Inc. and Beijing Financial Holdings Limited [[incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2020.

IDEANOMICS, INC.

By:	/s/Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)

