Form 10-K
period 2019-12-31
IDEANOMICS, INC.
filed 2020-03-16
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter as of the original date of this filing), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $207,000,565. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 162,026,045 shares of the registrant’s common stock outstanding as of March 14.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IDEANOMICS, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“EV” refers to Electric Vehicles, particularly battery operated electric vehicles
•	“FINRA” refers to the Financial Industry Regulatory Authority;
•	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company that is 39% owned by Sinotop Beijing and is a 20% owner of Zhong Hai Media;
•	“Intelligenta” refers to the BDCG joint venture which was rebranded as Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include AI solutions to enhance corporation services, index services and products, and capital market services and products.
•	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers.
•	“MEG” refers to Mobile Energy Global the subsidiary that holds all of the Company’s Electronic Vehicles investments
•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;

ii

•	“Renminbi” and “RMB” refer to the legal currency of the PRC;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“Shandong Broadcast” refers to Shandong Broadcast & TV Weekly Press, a PRC company;
•	“Shandong Media” refers to Shandong Lushi Media Co., Ltd., a PRC company and a joint venture with respect to which we previously directly owned 50%; effective July 1, 2012, our interest in Shandong Media was reduced to a 30% stake held by Sinotop Beijing, which we indirectly control;
•	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
•	“VIEs” refers to our current variable interest entities Sinotop Beijing, and SSF;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“Mobile Energy Group Services” business unit refers to all other operations other than Legacy YOD business;
•	“WSG” refers to our wholly-owned subsidiary Wecast Services Group Limited (formerly known as Sun Video Group Hong Kong Limited), a Hong Kong company;
•	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
•	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which we previously wholly owned and which was sold during the quarter ended March 31, 2014;
•	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
•	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
•	“Zhong Hai Media” refers to Zhong Hai Shi Xun Media Co., Ltd., a PRC company that was 80% owned by Sinotop Beijing until June 30, 2017.
•	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu.

iii

PART I

ITEM 1.	BUSINESS

Overview

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, our primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the PRC, through our subsidiaries and variable interest entities under the brand name You-on-Demand (“YOD”). We closed the YOD business during 2019.

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic component that the Company believed had significant potential to recognize benefits from blockchain and AI technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018 the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. Fintech continues to be a priority for us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to deploying blockchain and AI technologies. As we looked to deploy fintech solutions in late 2018 and into 2019, we found a unique opportunity in the Chinese Electric Vehicle (EV) industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led us to establish our Mobile Energy Global (MEG) business unit.

Principal Products or services and their markets

The Company operates in one segment which has two business units, the Mobile Energy Global and Ideanomics Capital.

Mobile Energy Group (MEG)

MEG’s mission is to use EV and EV battery sales and financing to attract commercial fleet operators that will generate large scale demand for energy, Energy Storage Systems (ESS) and Energy Management Contracts (EMC). Additionally, MEG will become a key player in the supply chain of crucial metals required for EV batteries, which are the center piece of mobile energy. The MEG business operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial Electronic Vehicles (EV). MEG operates through a series of joint ventures with the leading companies in the commercial EV space, principally in China, and earns fees for every transaction completed based on the spread for group buying of vehicles and fees derived from the arrangement of financing and energy management such as commercial purchasing of pre-paid electricity credits. MEG focuses on commercial EV rather than passenger personal EV, as commercial EV is on an accelerated adoption path when compared to consumer EV adoption – which is expected to take between ten to fifteen years. We focus on four distinct commercial vehicles types with supporting income streams: 1) Closed-area heavy commercial, in areas such as Mining, Airports, and Sea Ports; 2) Last-mile delivery light commercial; 3) Buses and Coaches; 4) Taxis. The purchase and financing of vehicles provides for one-time fees and the charging and energy management provides for recurring revenue streams.

In May 2019, the Company signed an agreement with iUnicorn (also known as Shenma Zhuanche) to form a strategic joint venture (“JV”) that will focus on green finance and integrated marketing services for new energy taxi vehicles as part of Ideanomics’ Mobile Energy Group (“MEG”). The Company agreed to contribute advisory and sales resources which include arranging ABS-based auto financing with its bank partners, and will have 50.01% ownership interest in the JV and will have control of the board. iUnicorn, which will own 49.99% of the JV, agreed to contribute its vehicles sales orders in Sichuan province. The JV will generate revenues from commissions on vehicle sales order and ABS fees related to the financing, which will vary accordingly to manufacturer and vehicle model.

In July 2019 the Company made an equity investment in Glory Connection Snd. Bhd, (“Glory”) a vehicle manufacturer located in Malaysia. Glory’s principal operating entity is Tree Manufacturing which holds the only license granted so far to a domestic entity for the manufacture of electric vehicles in Malaysia and is in the process of setting up its manufacturing and assembly capabilities.

In September 2019, the Company entered into a revenue sharing agreement with First Auto Loan, one of the leading taxi finance companies in the PRC under which the Company’s MEG business unit would assist First Auto secure a funding pool for taxi finance and in return MEG will receive a commission on each loan written by First Auto Loan. The funding pool is led by Dasheng Licheng Lease Financing with additional funding provided by a consortium of large Chinese insurance companies.

The Company has preferred purchasing agreements with a number of EV manufacturers including Jianghuai Automobile Group Co. (frequently known as JAC), Geely Auto Group and Beijing Foton Motor Company and EV battery manufacturers including Contemporary Amperex Technology (frequently known as CATL) and Yinlong Energy Co Ltd. Under the terms of these preferred purchasing agreements the Company receives preferred pricing and volume discounts for EV and EV batteries purchased through these partners

In November 2019, the Company announced an agreement with China’s Yunnan province under the terms of which Yunnan, in its capacity as the PRC’s province responsible for China’s Belt and Road initiative in the ASEAN countries, will make an investment into the Company’s Malaysian headquartered Tree Technologies subsidiary. The terms of this investment are under negotiation.

The Company has entered into a sales referral agreement with Zhitong 3000 (Zhitong) an operator of a SaaS platform for the management of commercial truck fleets. This agreement will enable to Zhitong to broaden the services offered to its customers by providing access to MEG’s vehicle purchasing and financing platform. MEG will earn is normal fees for any business transacted by customers of Zhitong on the MEG platform

In September 2019, the company entered into a framework agreement with the China National Petroleum Corporation Nanjing (PetroChina), one of the world largest oil companies. The Company and PetroChina will negotiate an agreement under which the Company will earn a commission for each charge at a EV fast charging station financed by investment from the Company’s EV financing consortium which includes Three Georges, Tianda Energy, Ding Fang and Palcan Energy.

In August 2018, the Company and agreement with National Transport Capacity (also known as National Transport of Shenzhen) under which the Company receives an origination fee for any ABS transactions for any assets that the Company originates through its platform.

In August 2019 the Company entered into a joint venture agreement with Golden Concord Holdings Limited (GCL) thru which GCL took a 49.9% equity interest in logistical vehicle unit of the Company’s MEG subsidiary. As consideration for the 49.9% interest, GCL made an exclusive commitment to introduce sales of 500,000 EVs to MEG over three years. The transaction includes performance criteria with share-based claw back formula in the event that GCL does not meet its committed targets

In December 2019 the Company purchased a controlling interest in Tree Technologies Sdn Bhd (“Tree Technologies”) a company that holds the distribution license for the EV’s manufactured by Glory’s Tree Manufacturing subsidiary. In addition to the distribution license, Tree Technologies has a 99 year lease on 250 acres of vacant land zoned for industrial development in the Gebeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia. The Company intends to develop this land and lease it to Tree Manufacturing for the manufacture of EVs.

Ideanomics Capital

The Company’s Ideanomics Capital business unit consists of the Delaware Board of Trade (DBOT), Intelligenta and EKAR.

The Delaware Board of Trade is a broker dealer that also operates an Alternative Trading System (ATS) focused on the trading of traditional OTC securities. The Company purchased DBOT in July 2019 and has been implementing a new trading platform to improve its competitive position in the trading of traditional OTC securities and provide enhanced functionality to allow for the trading of digital securities when all necessary regulatory approvals have been obtained.

Intelligenta (formerly BDCG)

Intelligenta is a pre-revenue company focused on delivering AI driven solutions for the financial services industry. Intelligenta has a license from BBD to adapt BBD’s solutions for use in the US market.

Between December 2017 and April 2018, we formed BBD Digital Capital Group Ltd., a New York corporation (“BDCG”), as a joint venture with management partner Seasail, an affiliate of Big Business Data (“BBD”). In April 2019 the Company rebranded the name BDCG to Intelligenta. We hold approximately 60% of the equity interest of Inteligenta and have the power to appoint three of the five directors of the board of Intelligenta. Intelligenta focuses on developing AI-driven financial data services as well as building transactional platforms for index, futures and derivative trading, for both global commodity and energy clients. Planned financial data services also include risk management solutions, platforms for trading derivatives and indices, and debt and credit product offerings, with the primary objective being enhancing trading and risk management strategies.

We believe we can leverage Intelligenta’s AI services for the creation of financial products, risk ratings and indexing, and selection and recommendation systems on behalf of key stakeholders. By using AI technology to analyze the digital securitized assets we intend to develop, we aim to elevate not only the quality of the financial product, but also interactions among stakeholders. We also intend to design the digital securitized assets we develop to have data attributes that can be integrated into INTELLIGENTA’s approach for processing financial data.

EKAR – Exchange Traded Fund (ETF)

EKAR is an ETF listed on the NY Stock Exchange under the symbol EKAR. EKAR tracks the Innovation Labs Next Generation Vehicles Index, which is comprised of a basket of global stocks that have exposure to the theme of electric and self driving/autonomous vehicles. As at December 31, 2019 the total assets under management for EKAR stood at $1.7 million.

FinTalk

In September 2018, we entered into an agreement for the acquisition of FinTalk, a secure mobile messaging, collaboration and information services platform that delivers encrypted text and media messaging, with high performance large file transfer capabilities. The Company has determined through analysis that the technology is rapidly changing and the cost of maintaining this does not meet further investment. The Company recorded an impairment loss of $5.7 million related to Fintalk in the year ended December 31, 2019.

Blockchain And AI Technologies

The Company considers deploying blockchain & AI technologies, where appropriate, to be an important part of its strategy of building new businesses and disrupting established businesses and processes. The Company does not develop proprietary blockchain or AI technologies, the company will license the necessary technology.

Non-Core Assets

The company has identified a number of business units that it considers non-core and is evaluating strategies for divesting these assets. The non-core assets are Grapevine, a marketing and ecommerce platform focused on influencer marketing, and FinTech Village a 58-acre development site in West Hartford, Connecticut.

Sources and availability of raw materials

The Company does not directly manufacture any products, consequently it is not dependent on a reliable source of materials to operate its business. However, the Company’s partners that manufacture EVs and batteries do depend on a ready supply of raw materials and consequently a shortage of raw materials would adversely impact their manufacturing process and, potentially, indirectly impact the Company’s revenues as it may not be able to complete orders that it had received.

Seasonality

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG division is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality.

Working Capital requirements

The Company’s MEG division is still in the development stage and its business model continues to evolve, however, management does not believe that the MEG divisions anticipated business model will require substantial amounts of working capital as it does not anticipate holding material amounts of inventory or offering customers extended payment terms. The Company’s Tree Technologies subsidiary will require substantial amounts of investment to build out its distribution business. It is the Company’s intention to fund this with borrowings secured against Tree Technologies assets, however the Company may need to fund all, or a material portion of the investment if the Tree Technologies is not able to raise the required capital to set-up and operate the business. The Company will continue to raise funds to support its US based Head Office functions and its US based operating subsidiaries until such time as the operations become cash flow positive.

Trade marks, patents and licenses

The Company’s Intelligenta business operates under a license granted by Seasail Ventures. The license does not have a stated term.

Customer Concentration

The Company is in the process of building out its Mobile Energy Group subsidiary and has not yet reached a stage of development where the loss of any single customer would have a material adverse effect on the Company

3

Reliance on government contracts

The Company does not contract directly with the government of the PRC, however it does have joint ventures, partnerships and agreements with the State Own Entities (SOE) described above. Additionally, the rate at which commercial fleets convert to EV is heavily influenced by federal and provincial policies in the PRC as they relate to clean air and adoption of EV technology. Consequently, the Company’s results may be adversely impacted by changes in regulations in the PRC.

Competitive business conditions, competitive position in the industry and methods of competition

Mobile Energy Group

The Company’s MEG business unit is focused on the PRC and the ASEAN Region. The most important drivers for the development of the commercial fleet EV market in the PRC are federal and provincial regulations relating to clean air and electronic vehicles including subsidies and incentives to help owners of fleets of commercial vehicles to convert from combustion engines to EV. The government of the PRC has a stated policy of converting all taxis and buses to EV by the end of 2022. The speed at which fleet operators convert to EV is highly correlated with government regulations, targets and related subsidies and incentives. If the government of the PRC, or a municipality, changes the regulations, targets, incentives or subsidies then the rate at which fleet operators convert their vehicles to EV could slow down which in turn may lead to lower revenues for the Company. Additionally, the rate, and form in which, the commercial fleet EV market develops is dependent upon the development of new financing and lending structures that address the different collateral and resale values of the battery and vehicle. For vehicles with Internal Combustion Engines the power source, i.e. the engine, and the car body are one integrated unit, however EVs are designed with the intention of the battery being easily removed from the vehicle to enable fast recharging through “swapping’ of batteries. Additionally, the EV market is still developing and there is a very limited history of resale values for lenders to use when calculating resale values when evaluating a financing application.

The Company operates through a network of joint ventures, partnerships and formal and informal alliances; consequently, its competitive position could be adversely impacted if one of the members of the alliance was not able to meet the demand for its products or goes out of business.

Ideanomics Capital

The Company’s Ideanomics Capital business unit operates in sectors that are undergoing rapid change.

The Delaware Board of Trade is a broker dealer that also operates an Alternative Trading System for the trading of OTC equities, this is market which is undergoing rapid change as retail focused stock brokers introduce zero commission trading for their clients and the industry continues to consolidate as large financial firms acquire national stock brokers. These changes make for a very difficult competitive environment. The Company has applied for regulatory approval to broker digital securities and tokens, this is a nascent market which the Company believes has good long term potential.

Intelligenta is developing a platform for AI driven decision making and risk management for financial data. The company is developing proof of concepts.

The Company manages the EKAR ETF listed on the New York Stock Exchange under the symbol EKAR.

Corporate Structure

The following chart depicts our corporate structure as of December 31, 2019:

(1).	On December 26, 2019, the Company completed the acquisition of a 51% interest in Tree Technologies, a Malaysian company engaged in the EV market. (Refer to Note 6 for the detail information)

(2).	In 2019, the Company entered into two purchase agreements to increase the ownership in Delaware Board of Trade Holdings, Inc. to 97.5%. (Refer to Note 6 for the detail information).

(3).	In 2019, the Company formed the joint venture (“JV”) with iUnicorn that will focus on green finance and integrated marketing services for new energy taxi vehicles as part of Ideanomics’ Mobile Energy Group (“MEG”).

(4)	In 2019, the Company renamed the China Broadband, Ltd. to Mobile Energy Global Limited.

(5)	In 2019, the Company cancelled the VIE agreements and deconsolidated Sinotop BJ and SSF.

VIE Structure and Arrangements

Prior to December 31, 2019, the Company consolidated certain VIEs located in the PRC in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in the consolidated financial statements for the years ended December 31, 2019 and 2018, and as of December 31, 2018. A shareholder in one of the VIEs is the spouse of Bruno Wu (“Dr. Wu”), the Chairman of the Company.

The contractual agreements listed below, which collectively granted the Company the power to direct the VIEs activities that most significantly affected their economic performance, as well to cause the Company to have the obligation to absorb or right to receive the majority of their losses or benefits, were terminated by all parties on December 31, 2019. As a result, the Company deconsolidated the VIEs as of December 31, 2019. The deconsolidation resulted in a net loss of $2.0 million recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations, and a statutory income tax of $0.2 million.

For these consolidated VIEs, their assets were not available to the Company and their creditors did not have recourse to the Company. As of December 31, 2018, assets (mainly long-term investments) that could only be used to settle obligations of these VIEs were $3.5 million, and the Company was the major creditor for the VIEs.

In order to operate certain legacy YOD business in the PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs: Beijing Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”) and Tianjin Sevenstarflix Network Technology Limited (“SSF”). These contractual agreements were initially set to expire in March 2030 and April 2036, respectively, and could not be terminated by the VIEs, except with the consent of, or a material breach by the Company. The contractual VIE agreements were terminated by the parties on December 31, 2019. A shareholder in SSF is the spouse of Dr. Wu, the Chairman of the Company.

The key terms of the VIE Agreements are summarized as follows:

Equity Pledge Agreement

The VIEs’ Shareholders pledged all of their equity interests in the VIEs (the “Collateral”) to YOD On Demand (Beijing) Technology Co., Ltd (“YOD WFOE”), the Company’s wholly-owned subsidiary in the PRC, as security for the performance of the obligations to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the VIEs’ Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement were set to expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

The Equity Pledge Agreement was terminated by all parties on December 31, 2019.

Call Option Agreement

The VIEs’ Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the VIEs’ Shareholders’ equity in VIEs. The exercise price of the option was to be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement was until all of the equity interest in the VIEs held by the VIEs’ Shareholders were transferred to YOD WFOE, or its designee and could not be terminated by any part to the agreement without consent of the other parties.

The Call Option Agreement was terminated by all parties on December 31, 2019.

Power of Attorney

The VIEs’ Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of VIEs. The VIEs’ Shareholders could not transfer any of its equity interest in VIEs to any party other than YOD WFOE. The Power of Attorney agreements could not be terminated except until all of the equity in VIEs had been transferred to YOD WFOE or its designee.

The Power of Attorney agreements were terminated by all parties on December 31, 2019.

Technical Service Agreement

YOD WFOE had the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIEs, and the VIEs were required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE was entitled to receive service fees from the VIEs equivalent to YOD WFOE’s cost plus 20.0 to 30.0% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and the VIEs agreed to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement was perpetual, and could only be terminated upon written consent of both parties.

The Technical Services Agreement was terminated by all parties on December 31, 2019.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of the VIEs’ Shareholders, the spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses agreed to not make any assertions in connection with the equity interest of the VIEs and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses further pledged to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the spouses obtained any equity interests of the VIEs which were held by the VIEs’ Shareholders, the spouses agreed to be bound by the VIE agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including signing a series of written documents in substantially the same format and content as the VIE agreements.

The Spousal Consents were terminated by all parties on December 31, 2019.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and each nominee shareholder, YOD WFOE agreed to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released the VIEs’ Shareholders from any claims arising from, or related to, their role as the legal shareholder of the VIE, provided that their actions as a nominee shareholder were taken in good faith and were not opposed to YOD WFOE’s best interests. The VIEs’ Shareholders were not entitled to dividends or other benefits generated therefrom, or to receive any compensation in connection with this arrangement. The Letter of Indemnification was to remain valid until either the nominee shareholder or YOD WFOE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

The Letter of Indemnification was terminated by all parties on December 31, 2019.

Management Services Agreement

In addition to VIE agreements described above, the Company’s subsidiary and the parent company of YOD WFOE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) entered into a Management Services Agreement with each VIE.

Pursuant to such Management Services Agreement, YOD Hong Kong had the exclusive right to provide to the VIE management, financial and other services related to the operation of the VIE’s business, and the VIE was required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong was entitled to receive a fee from the VIE, upon demand, equal to 100.0% of the annual net profits as calculated on accounting policies generally accepted in the PRC of the VIE during the term of the Management Services Agreement. YOD Hong Kong could also request ad hoc quarterly payments of the aggregate fee, which payments would be credited against the VIE’s future payment obligations.

In addition, at the sole discretion of YOD Hong Kong, the VIE was obligated to transfer to YOD Hong Kong, or its designee, any part or all of the business, personnel, assets and operations of the VIE which could be lawfully conducted, employed, owned or operated by YOD Hong Kong, including:

(a)	business opportunities presented to, or available to the VIE could be pursued and contracted for in the name of YOD Hong Kong rather than the VIE, and at its discretion, YOD Hong Kong could employ the resources of the VIE to secure such opportunities;

(b)	any tangible or intangible property of the VIE, any contractual rights, any personnel, and any other items or things of value held by the VIE could be transferred to YOD Hong Kong at book value;

(c)	real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business could be obtained by YOD Hong Kong by acquisition, lease, license or otherwise, and made available to the VIE on terms to be determined by agreement between YOD Hong Kong and the VIE;

(d)	contracts entered into in the name of the VIE could be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and the VIE; and

(e)	any changes to, or any expansion or contraction of, the business could be carried out in the exercise of the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong;

(f)	provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of the VIE.

The Management Services Agreement was terminated by all parties on December 31, 2019.

Loan Agreement

Pursuant to the Loan Agreement dated April 5, 2016, YOD WFOE agreed to lend RMB 19.8 million and RMB 0.2 million, respectively, to the VIEs’ Shareholders, one of whom is the spouse of Dr. Wu, the Company’s Chairman, for the purpose of establishing SSF and for development of its business. As of December 31, 2018, RMB27.6 million ($4.2 million) had been lent to VIEs’ Shareholders which had contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution to SSF. The loan could only be repaid by a transfer by the VIEs’ Shareholders of their equity interests in SSF to YOD WOFE or YOD WOFE’s designated persons, through (1) YOD WOFE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the VIEs’ Shareholders’ equity interests in SSF at such price as YOD WOFE shall determine (the “Transfer Price”), (2) all monies received by the VIEs’ Shareholders through the payment of the Transfer Price being used solely to repay YOD WOFE for the loans, and (3) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WOFE in cash. Otherwise, the loans were deemed to be interest free. The term of the Loan Agreement was perpetual, and could only be terminated upon the VIEs’ Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

The Loan Agreement was terminated by all parties on December 31, 2019. The termination of the Loan Agreement resulted in a loss of $5.1 million.

Therefore, the Company considers that there was no asset of the VIEs that could be used only to settle obligation of the Company, except for the registered capital of VIEs amounting to RMB38.2 million ($5.8 million) as of December 31, 2018.

Our Unconsolidated Equity Investments

We hold a 34% ownership interest in Glory, which through its subsidiary Tree Manufacturing, holds a domestic EV manufacturing license in Malaysia. Tree Manufacturing has entered into a product supply and a product distribution arrangement for EVs with Tree Technologies, a consolidated subsidiary of the Company.

In 2018, we signed a joint venture agreement to establish Intelligenta located in the United States for providing services for financial or energy industries by utilizing AI and big data technology in the United States.  We hold a 60.0% ownership and Seasail ventures limited (“Seasail”) holds 40% of Intelligenta.  BDCG is currently in the process of ramping up its operations.

Our investments in Glory and BDCG where we may exercise significant influence, but not control, are classified as a long-term equity investment and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding.

Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for further information.

Our Competition

Mobile Energy Group Services Business Unit

The Company’s EV business operates in the market for fleet commercial vehicles, this market is still in its development stage. The Company could face competition for other companies that develop and operate a similar integrated platform for the procurement, purchase, financing, charging and energy management needs of fleet EV operators. The company could also face competition from companies that only operate in one part of the vehicle purchase and operation cycle, for example, an EV vehicle or battery manufacturer may sell directly to EV fleet operators while also participating in the MEG platform.

Delaware Board of Trade (DBOT) operates an ATS in the highly competitive market for trading Over-the-Counter (OTC) equities. The market that DBOT operates in is dominated by the OTC Markets group.

Grapevine competes in the consumer marketing sector and specializes in designing and managing “influencer” led social media campaigns for brands and advertising agencies that do not have a capability to manage influencer marketing campaigns directly. This is a very competitive sector with multiple competitors.

Seasonality Variations in Business

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG division is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality.

Revenue Recognition

The Company records and reports revenues in accordance with US GAAP particularly ASC 606  Revenue from Contracts with Customers which provides guidance on how revenues should be reported and the timing of when revenues should be reported. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis, the Company’s contracts are typically with large enterprises and consequently are heavily negotiated as to the services to be provided; consequently the accounting treatment for the reporting of revenues may vary materially between contracts including whether the revenue is reported on a Gross or Net basis.

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

In addition, the transportation sector is subject to regulation at the federal and provincial level. The PRC government may issue from time to time new laws or new interpretations on existing laws, some of which are not published on a timely basis or may have retroactive effect. For example, there is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. Administrative and court proceedings in the PRC may also be protracted, resulting in substantial costs and diversion of resources and management attention. While such uncertainty exists, we cannot assure that the new laws, when it is adopted and becomes effective, and potential related administrative proceedings will not have a material and adverse effect on our ability to control the affiliated entities through the contractual arrangements. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and our legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on our ability to conduct business in the PRC.

Chinese regulations will also significantly impact our Mobile Energy Group Services business unit. For example, in September 2017, reports were published that the PRC may begin prohibiting the practice of using digital assets for capital fundraising. In 2018, reports surfaced that the PRC had banned local digital asset exchanges from operating within the country. Until there is greater regulatory clarity and acceptance of digital token and blockchain-based financial products in the PRC, we may not be able to provide services under our Mobile Energy Group Services business unit in the PRC.

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

Securities and Commodities Laws

Actions taken by securities regulators in the United States and internationally have confirmed that certain digital assets may be securities under the laws of applicable jurisdictions, as a result of which we will face government regulation and oversight. For example, under U.S. federal law, an instrument is generally considered to be an “investment contract,” and therefore a security, where there is (1) an investment of money; (2) money is made in a common enterprise; (3) with an expectation of profits; (4) to be derived from the efforts of others. We anticipate that all of the securitized digital assets we develop will be securities under U.S. federal law, as well as the securities laws of some overseas jurisdictions, such as Canada, Australia and Japan, which accordingly will trigger registration or qualification requirements with the SEC, or potentially, certain foreign jurisdiction where we may market such securitized digital assets, or require us to rely on any available exemptions.

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

Our Employees

As of December 31, 2019, we had a total of 60 full-time employees, including 30 located in the United States. The following table sets forth the number of our employees by function on December 31, 2019.

Function	Number of Employees
Business Development	22
Project Management and Operations	7
Technology	1
Finance and Legal	16
Administrative	14
TOTAL	60

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

This Annual Report on Form 10-K for the year ended December 31, 2019 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2019, we had an accumulated deficit of $249.0 million, with liabilities of $67.0 million and cash on hand of $2.6 million.

We will need to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan. Management has taken several actions to ensure that the Company will continue as a going concern, including debit financings and reductions in business related expenses and discretionary expenditures.

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

We are in the process of transforming our business model to develop a platform for the procurement, purchase, financing battery charging and energy management for commercial fleets of Electric Vehicles. In connection with this transformation, we are in the process of considerable changes, including initiatives to assemble a new management team, reconfigure the business structure, and expand our mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy, and building a team with the technological capability and know-how to build the products and provide the services we envision. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

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

The success of the Company’s efforts to develop its MEG business unit is highly dependent upon suitable financing structures being developed.

The market for commercial fleets of Electric Vehicles (EV) is in the early stage of development and provides unique challenges to fleet owners trying to finance the purchase of fleets of EV. Unlike vehicles powered by Internal Combustion Engines, the power source in an EV, the battery, can be separated from the vehicle which creates unique challenges for lenders in valuing the collateral for any loan. Additionally, the market for commercial EVs is very new and consequently there is no reliable history of resale values to support lending decisions. The Company is working with banks and insurance companies to create lending structures and pools of capital that can be used to finance fleet purchases of commercial EVs. Even if the Company can create the necessary pools of capital and lending structures there is no guarantee that any regulatory approvals required for these new structures will be obtained. If the Company is not able to develop a solution for the funding of fleet purchases then the companies MEG business may not be successful and generate minimal revenues and incur substantial losses.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business. Our revenue may fluctuate as we expect a disproportionate amount of our revenues generated from our Mobile Energy Group Services business unit quarter over quarter due to the customers’ seasonal demand, as normally holiday demand for consumer electronics would increase our revenue. Furthermore, as the launch dates of our new products may not be the same as what we have planned, we expect the financial performance might fluctuate significantly depending on timing, quantity and outcome of such product launches.

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

We are highly dependent on the services of Dr. Bruno Wu, our Chairman.

We are highly dependent on the services of Dr. Bruno Wu, our Chairman and largest stockholder, particularly as it relates to our operations in the PRC and Asia. Although Dr. Wu spends significant time with Ideanomics and is highly active in our management, he does not devote his full time and attention to Ideanomics. Dr. Wu also currently serves as CEO of Sun Seven Stars Investment Group.

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

Our ability to conduct our businesses may be materially adversely impacted by catastrophic events, including natural disasters, pandemics and other international health emergencies, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. In 2020, China and other countries have experienced the spread of the coronavirus pandemic. At a minimum, we believe this pandemic has a significant chance of effecting the timing and amount of our revenue for 2020. Similar potential disruptions may occur in any of the locations in which we, our counterparties or our customers do business. We continue to assess the potential impact on our counterparties and customers of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects.

If we fail to develop and maintain effective disclosure controls and an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems and will continue to do so for the foreseeable future. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Material weaknesses and significant deficiencies may be identified during the audit process or at other times. In 2016, a material weakness was identified in the internal control over financial reporting related to the design, documentation and implementation of effective internal controls for the review of the cash flow forecasts used in the accounting for licensed content recoverability. Specifically, we did not design and maintain effective internal controls related to management’s review of the data inputs and assumptions used in our cash flow forecasts for licensed content recoverability, However, the condition of this material weakness does not exist as of the date of this report as the licensed content was sold in March 2019. As of December 31, 2019, management concluded that our internal control over financial reporting was effective.

If we fail to develop and maintain effective internal control over financial reporting, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could in turn result in the loss of investor confidence in the reliability of our financial statements. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports. Any failure to improve and maintain the effectiveness of our internal controls over financial reporting could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and result in a decline in our stock price.

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

RISKS RELATED TO OUR MOBILE ENERGY GROUP SERVICES BUSINESS UNIT

We experience significant competitive pressure in the Mobile Energy Group Services business unit, which may negatively impact our business, financial condition, and results of operations.

The Company’s Mobile Energy Group business unit is operating in the fleet commercial Electric Vehicle (EV) market primarily in the PRC and the ASEAN region. The commercial EV market is still in its development stage and the rate at which the operators of fleets of commercial vehicles replace their internal combustion engine (ICE) vehicles with EV is very dependent upon (i) environmental and clean air regulations that mandate conversion to EV, (ii) the subsidies that government bodies make available to cover the cost of conversion and (iii) the availability of financing to cover some or all of the cost of conversion.

Environmental and clean air regulations drive the timing and rate at which fleet operators convert to EV and by extension the size of the market and the type of vehicles that are in demand at any time. The company’s revenues and profits may be adversely impacted if demand for EV is lower than expected due to a change in regulation or regulations favor conversion of vehicle types that have lower profit margins.

Converting fleets to EV is very capital intensive and most operators require substantial amounts of funding in the form of PRC and provincial subsidies and bank financing. The amount and form of PRC and provincial subsidies are subject to change from time to time as the government bodies adjust subsidies to influence consumer behavior. The mechanisms for financing of EV are still being developed and large scale conversion from internal combustion engines to EV is highly dependent upon the amount and terms of financing available for the conversion to EV.

We will face significant competition with respect to the products and services we may offer in the blockchain- and AI-enabled fintech business we are building, and we currently face significant competition with respect to the businesses we operate that generate revenue for our Company.

One of the Company’s long term strategic goals is to leverage blockchain- and AI-based fintech solutions to offer products and services that will bring transparency, efficiency and cost savings to various markets, including logistics management and finance, consumer products, media, and financial services. We therefore face significant competitive pressure not only with other developers of blockchain and AI technologies in the fintech space, but also in the markets for the products and services we offer or plan to offer, which are very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models.

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

We currently have limited intellectual property rights related to our new Mobile Energy Group Services business unit, and primarily rely on third parties through joint ventures to conduct research and development activities and protect proprietary information.

Although we believe our success will depend in part on our ability to acquire, invest in or develop proprietary technology to effectively compete with our competitors, we currently have, and for the foreseeable future will have, limited direct IP rights related to our new Mobile Energy Group Services business unit. The IP relevant to the products and services we plan to provide is held primarily by joint ventures and our strategic partners. Accordingly, we will rely on these third parties for research and development activities, which will present certain risks. For example, we will have limited control over the research and development activities of the business of our joint ventures, and may require licenses from these third parties if we wish to develop products directly. If our joint venture businesses are unable to effectively maintain a competitive edge relative to the market with their technologies and IP, it may adversely affect our business and financial position.

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

RISKS RELATED TO DOING BUSINESS IN THE PRC

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

We conduct part of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. For example, on January 19, 2015, MOFCOM published a draft of the PRC law on Foreign Investment (Draft for Comment), of the Draft Foreign Investment Law, which was open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in the PRC controlled by FIEs. The Draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” As the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIEs operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. Moreover, it is uncertain whether business industries in which our VIEs operate will be subject to the foreign investment restrictions or prohibitions set forth in the Negative List to be issued.

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

Restrictions on currency exchange may limit our ability to use cash generated from sales in the PRC to fund our business activities outside of the PRC

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

As of March 11, 2020, Our Chairman, Dr. Wu, is the beneficial owners of approximately 18.8% of our outstanding voting securities (through their ownership of the Common Stock and 100% our Series A Preferred Stock, which entitle the holder to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of common stock), or a total of 9,333,330 votes). Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 3.4% of our outstanding voting securities. As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock or Series A preferred stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our PRC subsidiaries. PRC rules greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders. See “—Risks Related to Doing Business in the PRC—Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.”

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

The Company has no unresolved Staff Comments

ITEM 2.	PROPERTIES

In 2018, we relocated our principal executive office from Beijing, China to New York, New York. We lease our principal executive office, which is located at 55 Broadway, 19th Floor, New York, NY 10006. We lease an approximately 6,085 square foot office space in Beijing, China, which is used by both our Mobile Energy Group Services business unit and legacy YOD business for our PRC-based operations. In October 2018, we completed the $5.2 million acquisition of a 58-acre property located at 1700 & 1800 Asylum Avenue in West Hartford, Connecticut, which was formerly part of the University of Connecticut campus and will be the site of our new “Fintech Village.”

Except for FinTech Village, the Company believes that all its properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 19 of the Notes to Consolidated Financial Statements under Item 8, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “IDEX.” Trading of the Company’s common stock is sometimes limited and sporadic. The following table sets forth, for the periods indicated, the high and low closing bid prices of the Company’s common stock.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2019
1st Quarter	$2.07	$1.13
2nd Quarter	$2.46	$1.28
3rd Quarter	$2.80	$1.46
4th Quarter	$1.59	$0.66

Year Ended December 31, 2018
1st Quarter	$4.97	$1.46
2nd Quarter	$3.15	$1.79
3rd Quarter	$5.42	$1.78
4th Quarter	$3.93	$1.14

Approximate Number of Holders of Our Common Stock

As of March 12, 2020, there were approximately 393 holders of record of the Company’s common stock. This number excludes the shares of the Company’s common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

Dividend Policy

The Company has never declared or paid a cash dividend. Any future decisions regarding dividends will be made by the Company’s Board. The Company currently intends to retain and use any future earnings for the development and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future. The Company’s Board has complete discretion on whether to pay dividends, subject to the approval of the Company’s shareholders. Even if the Company’s Board decides to pay dividends, the form, frequency and amount will depend upon future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board may deem relevant. In addition, the Company’s ability to declare and pay dividends is dependent on the Company’s ability to declare dividends and profits in the PRC subsidiaries. PRC rules greatly restrict and limit the ability of the Company’s subsidiaries to declare dividends which, in addition to restricting the Company’s cash flow, limits its ability to pay dividends to its shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—“Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the fiscal year ended December 31, 2019 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of the Company’s common stock were made in the year ended December 31, 2019.

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

OVERVIEW

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, our primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the PRC, through our subsidiaries and variable interest entities under the brand name You-on-Demand (“YOD”). We closed the YOD business during 2019.

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic component that the Company believed had significant potential to recognize benefits from blockchain and AI technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018 the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. Fintech continues to be a priority for us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to deploying blockchain and AI technologies. As we looked to deploy fintech solutions in late 2018 and into 2019, we found a unique opportunity in the Chinese Electric Vehicle (EV) industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led us to establish our Mobile Energy Global (MEG) business unit.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations in 2019:

•	Our ability to transform our business and to meet internal or external expectations of future performance. In connection with this transformation, we are in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring our business structure, continuing to further enhance our controls, procedures, and oversight during this transformation, and expanding our mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support our businesses. To succeed, among other things, we will need to have or hire the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

•	Our ability to remain competitive. We will continue to face intense competition: these new technologies are constantly evolving, and our competitors may introduce new platforms and solutions that are superior to ours. In addition, our competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. We may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.

•	The fluctuation in earnings from the deployment of the Mobile Energy Group Services business unit through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our business. In addition, while we intend to contribute cash and other assets to our joint ventures, we do not intend for our holding company to conduct significant research and development activities. We intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our joint ventures and partnerships may contribute to significant fluctuations in the results of our operations.

Information about segments

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units: MEG and Ideanomics Capital. As the chief executive officer previously reviewed two operating segments separately for this purpose, the Company has changed its presentation accordingly, from two reportable segments to one reportable segment.

The segment reporting changes were retrospectively applied to all periods presented.

Our Unconsolidated Equity Investments

The investments where the Company exercises significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as none of the companies had taxable profit since inception. At the acquisition of Grapevine Logic, Inc.in 2018, deferred tax liabilities were recorded relating to intangible assets recorded for financial reporting purposes but not recognized for income tax purposes. The intangible assets consequently could not provide deductible amortization expense for income tax purposes. The deferred tax liabilities were recorded on the acquisition to the extent that they could not be offset by usable net operating loss carryforwards acquired in the acquisition. These deferred tax liabilities were reduced, providing an income tax benefit, to the extent that the intangible assets were reduced by amortization expense and additional net operating loss carry forwards were created to offset the liabilities. These benefits amounted to $56,305 in 2018 and $152, 875 in 2019. The 2019 amount related to activities in the first two quarters of 2019. Ideanomics, Inc. increased its ownership in Grapevine Logic, Inc. such that beginning with the third quarter of 2019, the result of which was that Grapevine Logic, Inc. activities would be included in the consolidated tax return of Ideanomics, Inc. As a result, the valuation allowance provided against Ideanomics, Inc.’s deferred tax assets were reduced by $361,059, the amount of Grapevine Logic, Inc.’s remaining deferred tax liabilities as that portion of Ideanomics Inc.’s net operating loss carryovers could now be utilized to offset these liabilities

The Tax Cut and Jobs Act (TCJA) of 2017 includes provision for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.

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

Hong Kong

The company’s subsidiaries incorporated in Hong Kong are subject to Profits Tax of 16.5%. $84,574 tax expense was recorded in 2019 relating to the income on one Hong Kong subsidiary relating to a gain recorded on the sale of VIE related assets. All other Hong Kong subsidiaries had losses for 2019 and the resulting deferred tax assets relating to the loss carryovers were fully offset by a valuation allowance.

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

During 2019, one of the Company’s PRC subsidiaries incurred a tax obligation of $622,608 tax expense relating to its electric vehicle sales. The entity did not have operating loss carryovers and is not able to utilize the loss carryovers of other subsidiaries. The transactions under which the VIE agreements were terminated resulted in gains to one VIE entity, prior to deconsolidation, that triggered a tax expense pf $224,206. Other PRC entities either had losses that created additional operating loss carryovers, where the related deferred tax assets were offset a valuation allowance, or had income that would have resulted in a current tax liability, except that they were able to offset those liabilities with operating loss carryovers from prior years. The use of prior year carryovers, in all cases for which the related deferred tax assets all had previously been offset by a valuation allowance, avoided $176,107 of income tax expense.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2019 and 2018

For the years ended December 31,	2019	2018	Amount Change	% Change
Revenue	$44,566,955	$377,742,872	$(333,175,917)	(88)%
Cost of revenue	1,457,773	374,575,038	(373,117,265)	(100)%
Gross profit	43,109,182	3,167,834	39,941,348	1,261%

Operating expenses:
Selling, general and administrative expenses	24,862,208	22,471,976	2,390,232	11%
Research and development expense	-	1,654,491	(1,654,491)	(100)%
Professional fees	5,828,385	4,749,799	1,078,586	23%
Depreciation and amortization	2,228,653	352,332	1,876,321	n/m
Impairment of assets	73,668,525	134,290	73,534,235	n/m
Acquisition earn-out expense	5,094,095	-	5,094,095	n/m
Total operating expenses	111,681,866	29,362,888	82,318,978	n/m

Loss from operations	(68,572,684)	(26,195,054)	(42,377,630)	n/m

Interest and other income (expense):
Interest expense, net	(5,616,282)	(804,595)	(4,811,687)	n/m
Loss on extinguishment of debt	(3,940,196)	-	(3,940,196)	0
Impairment of and equity in loss of equity method investees	(13,718,280)	(180,625)	(13,537,655)	n/m
Loss on disposal of subsidiaries, net	(951,594)	(1,183,289)	231,695	(20)%
Loss on remeasurement of DBOT investment	(3,178,702)	-	(3,178,702)	0
Other	(433,184)	(99,765)	(333,419)	n/m
Loss before income taxes and non-controlling interest	(96,410,922)	(28,463,328)	(67,947,594)	n/m

Income tax (expense) benefit	(417,453)	40,244	(457,697)	n/m

Net loss	(96,828,375)	(28,423,084)	(68,405,291)	n/m

Deemed dividend related to warrant repricing	(826,909)	-	(826,909)	n/m

Net loss attributable to common shareholders	(97,655,284)	(28,423,084)	(69,232,200)	n/m

Net (income) loss attributable to non-controlling interest	(852,240)	996,728	(1,848,968)	n/m

Net loss attributable to IDEX common shareholders	$(98,507,524)	$(27,426,356)	(71,081,168)	n/m

Basic and diluted loss per share	$(0.82)	$(0.35)

Revenues

For the years ended December 31,	2019	2018	Amount Change	% Change
Crude oil	$-	$260,034,401	$(260,034,401)	n/m
Consumer electronics	-	116,723,251	(116,723,251)	n/m
Digital asset management services	40,700,000	-	40,700,000	n/m
Electric vehicles	2,693,891	-	2,693,891	n/m
Other	1,173,064	985,220	187,844	19
Total	$44,566,955	$377,742,872	$(333,175,917)	(88)

n/m = Not Meaningful

Revenue for the year ended December 31, 2019 was $44.6 million as compared to $377.7 million for the same period in 2018, a decrease of approximately $333.2 million, or 88%. The decrease was mainly due to a change to our business focus from logistics management to digital business consulting services and electric vehicle businesses. Our business strategy and the primary goal for entering the crude oil and electronic trading businesses was to learn about the needs of buyers and sellers in these industries that rely heavily on the shipment of goods. Our activities in the crude oil trading and electronic trading business have been successful in various aspects in 2018, and for strategic reasons we have now phased out of our crude oil trading business and electronics trading business so that we can work towards enabling the application of our Fintech Ecosystem and the operation of MEG as well.

Cost of revenue

For the years ended December 31,	2019	2018	Amount Change	% Change
Crude oil	$-	$260,006,382	$(260,006,382)	n/m
Consumer electronics	-	114,477,226	(114,477,226)	n/m
Digital asset management services	466,894	-	466,894	n/m
Electric vehicles	-	-	-
Other	990,879	91,430	899,449	n/m
Total	$1,457,773	$374,575,038	$(373,117,265)	n/m

n/m = Not Meaningful

Cost of revenues was $ 1.5 million for the year ended December 31, 2019, as compared to $374.6 million for the year ended December 31, 2018. Our cost of revenues decreased by $373.1 million, or 100%. From a comparability perspective, the cost of revenue during 2018 is not indicative of the new business in 2019. The cost of revenue during 2018 was primarily associated with the logistics management business (oil trading and electronics trading), which traditionally has a very high cost of revenue and low gross margin, while the cost of revenue during 2019 primarily include the personnel cost associated with our digital asset management services and creator payments from the Grapevine business. Majority of the cost associated with the development of the master plan services have already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit

For the years ended December 31,	2019	2018	Amount Change	% Change
Crude oil	$-	$28,019	$(28,019)		n/m
Consumer electronics	-	2,246,025	(2,246,025)		n/m
Digital asset management services	40,233,106	-	40,233,106		n/m
Electric vehicles	2,693,891	-	2,693,891		n/m
Other	182,185	893,790	(711,605)		n/m
Total	$43,109,182	$3,167,834	$39,941,348		n/m

n/m = Not Meaningful

Gross profit ratio

For the years ended December 31,	2019	2018
-Mobile Energy Group Service
Crude oil	0%	0%
Consumer electronics	0%	2%
Digital asset management services	99%	-
Electric Vehicles (“EV”)	100%	-
Other	16%	91%
Total	97%	1%

Our gross profit for the year ended December 31, 2019 was approximately $43.1 million, as compared to $3.2 million during the same period in 2018. The increase was mainly due to: 1) the Company recorded service revenue from digital asset management services in 2019 and 2) the low cost of revenue with our digital asset management services, which resulted in higher gross profit margin in 2019 compared to the low gross profit margin of the logistics management business in 2018; 3) the revenue from EV is commission revenue and no cost associated with this.

Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2019 was $24.9 million as compared to $22.5 million for the same period in 2018, an increase of $2.4 million or 11%. The majority of the increase was due to

•	an increase of $5.7 million in share based compensation that were paid to our employees
•	an increase of $0.8 million in severance payments to the former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer; partially offset by
•	a decrease of $3.3 million in salary and employee benefits expenses due to the headcount reduction in China operation.

Research and development expense

Research and development expense decreased to zero for the year ended December 31, 2019 from $1.7 million in the same period in 2018. The majority of the expense in 2018 was related to the early stage technology development.

Professional fees

Professional fees for the year ended December 31, 2019 was $5.8 million as compared to $4.7 million for the same period in 2018, an increase of approximately $1.1 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with establishing the MEG operation, continuing to build out our technology ecosystem and Ideanomics Capital, and also establishing strategic partnerships and merger and acquisition activity for these business units.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2019 was $2.2 million as compared to $0.4 million for the same period in 2018, an increase of approximately $1.8 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired during 2019.

Impairment of assets

The following table summarizes the impairment losses recorded in the year ended December 31, 2019. The Company did not record any material impairment losses in the year ended December 31, 2018.

The following table summarizes the impairment losses recorded in the year ended December 31, 2019:

Asset Impaired	Note	Caption	Amount
GTB – digital currency	Note 9 – Goodwill and Intangible Assets	Impairment of assets	$61,124,406

Glory – equity method investment	Note 10 Long-term Investments	Impairment of and equity in loss of equity method investments	13,061,844

FinTalk assets – other assets	Note 9 – Goodwill and Intangible Assets	Impairment of assets	5,715,000

Cost method investments	Note 10 Long-term Investments	Impairment of assets	3,026,347

Fintech buildings	Note 8 Property and Equipment, net	Impairment of assets	2,298,887

Fintech buildings asset retirement cost	Note 8 Property and Equipment, net	Impairment of assets	1,503,885
Total			$86,730,369

Additional information related to the impairment losses recorded in the year ended December 31, 2019 is as follows:

•	The Company recorded an impairment loss of $61.1 million in the fourth quarter of 2019 related to GTB of $61.1 million which the Company had received in connections with a services agreement and an asset purchase agreement with GT Dollar Pte, a minority shareholder at the time of the transaction. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis and recorded an impairment loss.
•	The Company recorded a $13.1 million impairment loss in Glory, an equity method investment, in the fourth quarter of 2019, when it became apparent that Glory’s subsidiary, Tree Manufacturing, would not receive the land use rights to 250 acres of vacant land and other assets.
•	The Company recorded a $5.7 million impairment loss related to a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. Management determined these assets had no future use and recorded an impairment loss.
•	The Company recorded impairment losses of $3.0 million in two non-marketable equity investments after management evaluated their performance.
•	The Company recorded an impairment loss of $2.3 million in the third quarter of 2019 in connection with four buildings in Fintech Village, which were later demolished, and recorded an impairment loss of $1.5 million for the related asset retirement cost.

Acquisition earn-out expense

The acquisition earn-out expense of $5.1 million represents the remeasurement of the contingent consideration payable to the former DBOT shareholders due to the decline in Ideanomics’ stock price.

Loss from operations

Our loss from operations was increased by $42.3 million to $68.5 million for the year ended December 31, 2019, from $26.2 million during 2018. This was mostly due to the impairment losses land acquisition earn-out expense losses incurred in 2019, partly offset by the gross profit from the MEG operation.

Interest expense, net

Our interest expense increased $4.8 million to $5.6 million for the year ended December 31, 2019, from $0.8 million during 2018. The interest expense increase during 2019 was primarily due to the amortization of beneficial conversion features and the interest associated with convertible notes issued in 2019. The following table summarizes the breakdown of the interest expense:

	Year ended December 31, 2019	Year ended December 31, 2018
Interest, net	$1,380,838	$577,004
Amortization of beneficial conversion feature	4,235,444	227,591
Total	$5,616,282	$804,595

Loss on extinguishment of debts

The loss on extinguishment of debt of $3.9 million results from modifications made to various convertible notes in the year ended December 31, 2019.

Impairment of and equity in loss of equity method investees

Impairment of and equity in loss of equity method investments increased by $13.5 million to $13.7 million in the year ended December 31, 2019 from $0.2 million in the year ended December 31, 2018. The most significant increases are due to the losses recorded due to DBOT of $3.7 million, which was an equity-method investee for part of 2019, and an impairment loss of $13.1 million for Glory. Refer to “Impairment of assets” above.

Loss on disposal of subsidiaries, net

The following table summarizes (gains) and losses recorded in “Loss on disposal of subsidiaries, net” in the years ended December 31, 2019 and 2018:

Subsidiary	Year ended December 31, 2019	Year ended December 31, 2018
Wide Angle and Shanghai Huicang Supplychain Management Ltd.	$-	$1,183,289
Red Rock Global Capital LTD	(552,215)	-
Amer Global Technology Limited	(505,148)	-
Deconsolidation of VIEs	2,008,957	-
Total	$951,594	$1,183,289

Loss on disposal of subsidiaries increased $2.0 million for year ended December 31, 2019 comparing to the same period in 2018 was due to the disposal of the entities listed above.

Net gain/(loss) attributable to non-controlling interest

Net gain/(loss) attributable to non-controlling interests was $0.8 million gain in 2019 compared to a net loss of $1.0 million in 2018. The gain in 2019 is primarily due to net gain of taxi revenue from JV with iUnicorn .

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had cash of $2.6 million. Approximately $2.4 million was held in our Hong Kong, US and Singapore entities and $0.2 million was held in our PRC entities.

As discussed in Note 3 to the consolidated financial statements included in this report for going concern and management’s plan, the Company has incurred significant continuing losses in 2019 and 2018, and the total accumulated deficits were $249.0 million and $150.0 million as of December 31, 2019 and 2018, respectively. The Company also used cash for operations of $13.8 million and $20.2 million for the year ended December 31, 2019 and 2018, respectively. The Company’s ability to continue operating is highly dependent upon continued funding from the debt and equity markets. Based on past experience, the Company believes that it will be able to raise the necessary capital to continue operations. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty. Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.

The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Year Ended
	December 31,	December 31,
	2019	2018
Net cash used in operating activities	$(13,783,980)	$(20,160,210)
Net cash used in investing activities	(1,794,856)	(19,140,641)
Net cash provided by financing activities	15,114,864	34,898,919
Effect of exchange rate changes on cash	(9,386)	(69,141)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(473,358)	(4,471,073
Total cash, cash equivalents and restricted cash at beginning of period	3,106,244	7,577,317
Cash and cash equivalents at end of period	$2,632,886	$3,106,244

Operating Activities

Cash used in operating activities decreased by $6.4 million for the year ended December 31, 2019 compared to 2018, primarily due to (1) an increase in net loss from $28.4 million in 2018 to $96.8 million in 2019, (2) total non-cash adjustments to net loss was $67.9 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $15.1 million and $2.5 million in cash used in operations activities for the years ended December 31, 2019 and 2018, respectively .

Investing Activities

Cash used in investing activities decreased by $17.4 million, primarily because the acquisition of Fintech Village, the related costs and surety bond (approximately $10.7 million) and acquisitions of subsidiaries and long-term investments ($8.0 million) during 2018.

Financing Activities

The Company received $9.1 million from the issuance of convertible notes and $6 million in proceeds in a private placement from the issuance of common shares, warrant and options for the year ended December 31, 2019, to certain investors, including officers, directors and other affiliates. While in the same period in 2018, the Company received $34.9 million.

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

Contractual Obligations

The tabular presentation of contractual obligations is not required for Smaller Reporting Companies.

Seasonality

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG division is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality.

OUTLOOK

The Company anticipates that its Mobile Energy Group business unit will be the largest contributor to revenues in 2020. The rate at which the MEG division grows is highly correlated with the development of financing structures for fleet purchases of commercial EV.

The Company will continue to seek ways to deploy its Delaware Board of Trade (DBOT) ATS as a platform for the issuance of digital securities and tokens, trading of commodities and origination and distribution of private placements. The Company does not anticipate that DBOT will generate material amounts of revenue in 2020 due to the developmental stage the business is in.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Company management has identified certain accounting policies that are significant to the preparation of its financial statements. These accounting policies are important for an understanding of the Company’s financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. Company management believes the following critical accounting policies involve the most significant estimates and judgments used in the preparation of its financial statements. Company management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. Management evaluates the relationships between the Company and the various VIEs and the economic benefit flow of the contractual arrangement with the VIEs. In connection with such evaluation, management also considers whether or not, as a result of such contractual arrangements, the Company controls the legal shareholders’ voting interests and has power of attorney in the VIEs, and therefore which counterparty is able to direct all business activities of the VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of certain VIEs, which are consolidated, and that the Company is not the primary beneficiary of one investment in which the Company holds a 60.0% interest, and of one investment in which the Company holds a 34.0% investment and which has a supply agreement with a consolidated entity. Both of these investments are accounted for as an equity method investment.

Management has consulted the Company’s PRC legal counsel in assessing the ability to control the Company’s PRC VIEs. As of December 31, 2019, the Company has terminated the agreements with the PRC VIEs and will not consolidate them beyond that date.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine the amount and timing of revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies the respective performance obligations.

Additionally, an analysis is performed in order to evaluate whether the Company is acting as a principal, in which case revenue is reported on a gross basis, or as an agent, in which case revenue is reported on a net basis. This analysis considers whether or not the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

The Company’s contracts are typically with large enterprises and consequently are heavily negotiated as to the services to be provided; consequently the accounting treatment for the reporting of revenues may vary materially between contracts including whether the revenue is reported on a gross or net basis.

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

Factors which could result in the Company performing an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, and significant negative industry or economic trends.

The Company received a specific type of digital currency, GTB, as a result of two transactions in the three months ended March 31, 2019, and recorded the GTB currency as indefinite-lived intangible assets. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for future expansion development. Based on the impairment analyses performed, the Company recorded an impairment loss related to a secure mobile financial information, social and messaging platform of $5.7 million, in the year ended December 31, 2019. No impairment losses were recorded in the year ended December 31, 2018.

Asset Retirement Obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. The estimate of the liability for asset retirement obligations is dependent upon many factors, including the type of remediation which is required, the magnitude of the required remediation, and the time frame for the required steps. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived assets and will be depreciated over the related asset’s estimated useful life. The Company’s asset retirement obligations as of December 31, 2019 and 2018 are associated with the acquisition of Fintech Village, in which the Company is contractually obligated to remediate certain existing environmental conditions. The asset retirement cost is included in construction in progress and asset retirement obligation (long-term) in the consolidated balance sheets. The Company will start to amortize the asset retirement costs when the related assets are completed, put into use, and their depreciation commences. In the year ended December 31, 2019, the Company impaired buildings with a carrying amount of $2.3 million, and impaired related asset retirement costs of $1.5 million.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and liabilities assumed in a business combination. Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business for which discrete financial information is available and regularly reviewed by segment management. The Company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or changes in circumstances indicate it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying amount. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures.

The Company has the option to first perform qualitative testing to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. If, after assessing the totality of events and circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value of the reporting unit to its carrying amount.

The fair value of a reporting unit may be determined using externally quoted prices (if available), a discounted cash flow model, or a market approach. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

An impairment loss, if any, is recorded when the fair value of a reporting unit has declined below its carrying amount. The Company has not recorded goodwill impairment charges in the years ended December 31, 2019 and 2018.

Long-term Investments

The Company accounts for equity investments through which management exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. The Company’s share of losses is not recognized when the investment is reduced to zero since the Company does not guarantee the investees’ obligations nor is the Company committed to providing additional funding.

Beginning on January 1, 2018, the equity investments which are not consolidated or accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of the Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU No 2016-01”).

The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Management periodically reviews long-term investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. Management considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist, further analysis must be performed in order to determine if the impairment, if any, is other-than-temporary. If the impairment is deemed to be other-than-temporary, the fair value of the investment must be determined. In the absence of quoted market prices, management must use judgement to determine the fair value of the investment, considering such factors as current economic and market conditions, the operating performance of the entities, including current earnings trends and forecasted cash flows, and other company and industry specific information. If the fair value of the investment is below the carrying amount, an impairment loss is recorded to record the investment at fair value. The Company recorded impairment losses of $3.0 million and $0 in the years ended December 31, 2019 and 2018, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $13.1 million and $0 in the years ended December 31, 2019 and 2018, respectively, for investments accounted for as equity method investments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 7A is not required for Smaller Reporting Companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IDEANOMICS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ideanomics Inc. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of the its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Emphasis of Matters

The Company has significant transactions and relationships with related parties, which are described in Note 15 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, Colorado

March 16, 2020

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,632,886	$3,106,244
Accounts receivable, net	2,404,869	19,370,665
Licensed content	-	16,958,149
Prepaid expenses	572,346	2,042,041
Other current assets	1,841,720	3,594,942
Total current assets	7,451,821	45,072,041
Property and equipment, net	12,939,480	15,029,427
Intangible assets, net	52,770,639	3,036,352
Goodwill	23,344,299	704,884
Long-term investments	22,621,497	26,408,609
Operating lease right of use assets	6,933,582	-
Other non-current assets	883,126	3,983,799
Total assets	$126,944,444	$94,235,112

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities: (including amounts of the consolidated VIEs without recourse to Ideanomics, Inc. See note 5)
Accounts payable	$3,380,482	$19,265,094
Deferred revenue	476,716	405,929
Accrued salaries	923,323	706,351
Amount due to related parties	3,962,061	800,822
Other current liabilities	6,466,007	4,615,346
Current portion of operating lease liabilities	1,112,733	-
Current acquisition earn-out liability	12,421,399	-
Promissory note-short term	3,000,000	-
Convertible promissory note due to third-parties	1,752,790
Convertible promissory note due to related parties	3,260,055	4,140,055
Total current liabilities	36,755,566	29,933,597
Deferred tax liabilities	-	513,935
Asset retirement obligations	5,094,200	8,000,000
Convertible promissory note due to third parties-long term	5,088,854	11,313,770
Convertible promissory note due to related parties-long term	1,550,657
Operating lease liability-long term	6,222,420	-
Non-current acquisition earn-out liability	12,234,830	-
Other non-current liabilities	-	-
Total liabilities	66,946,527	49,761,302
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2019 and 2018, respectively	1,261,995	1,261,995
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 149,692,953 and 102,766,006 shares issued and outstanding as of December 31, 2019 and 2018, respectively	149,692	102,765
Additional paid-in capital	282,553,877	195,779,576
Accumulated deficit	(248,482,826)	(149,975,302)
Accumulated other comprehensive loss	(663,579)	(1,664,598)
Total IDEX shareholder’s equity	33,557,164	44,242,441
Non-controlling interest	25,178,758	(1,030,626)
Total equity	58,735,922	43,211,815
Total liabilities, convertible redeemable preferred stock and equity	$126,944,444	$94,235,112

* The above consolidated balance sheets include Shanghai Guang Ming Investment Management Limited (“Guang Ming”). The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisitions and Divestitures”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2019	2018
Revenue from third-parties	$1,295,486	$278,024,867
Revenue from related parties	43,271,469	99,718,005
Total revenue	44,566,955	377,742,872
Cost of revenue from third-parties	990,879	130,464,906
Cost of revenue from related parties	466,894	244,110,132
Gross profit	43,109,182	3,167,834

Operating expenses:
Selling, general and administrative expenses	24,862,208	22,471,976
Research and development expense	-	1,654,491
Professional fees	5,828,385	4,749,799
Depreciation and amortization	2,228,653	352,332
Acquisition earn-out expense	5,094,095	-
Impairment of assets	73,668,525	134,290
Total operating expenses	111,681,866	29,362,888

Loss from operations	(68,572,684)	(26,195,054)

Interest and other income (expense):
Interest expense, net	(5,616,282)	(804,595)
Loss on extinguishment of debt	(3,940,196)	-
Impairment of and equity in loss of equity method investees	(13,718,280)	(180,625)
Loss on disposal of subsidiaries, net	(951,594)	(1,183,289)
Loss on remeasurement of DBOT investment	(3,178,702)	-
Other	(433,184)	(99,765)
Loss before income taxes and non-controlling interest	(96,410,922)	(28,463,328)

Income tax (expense) benefit	(417,453)	40,244

Net loss	(96,828,375)	(28,423,084)

Deemed dividend related to warrant repricing	(826,909)	-

Net loss attributable to common stockholders	(97,655,284)	(28,423,084)

Net (income) loss attributable to non-controlling interest	(852,240)	996,728

Net loss attributable to IDEX common shareholders	$(98,507,524)	$(27,426,356)

Basic and diluted loss per share	$(0.82)	$(0.35)

Weighted average shares outstanding:

Basic and diluted	119,766,859	78,386,116

*The above consolidated statements of operations include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisitions and Divestitures”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,	2019	2018
Net loss	$(96,828,375)	$(28,423,084)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	407,288	(882,516)
Comprehensive loss	(96,421,087)	(29,305,600)
Deemed dividend related to warrant repricing	(826,909)	-
Comprehensive loss attributable to non-controlling interest	(844,050)	978,282
Comprehensive loss attributable to IDEX common shareholders	$(98,092,046)	$(28,327,318)

* The above consolidated statements of cash flows include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisitions and Divestitures”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2019 and 2018

	Series E Preferred Stock	Series E Par Value	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, December 31, 2017 (As adjusted*)	-	$-	68,509,090	$68,509	$158,449,544	$(126,693,022)	$(782,074)	$31,042,957	$(1,289,367)	$29,753,590
Share-based compensation	-	-	-	-	3,412,977	-	-	3,412,977	-	3,412,977
Common stock issuance (GTD)	-	-	5,494,505	5,494	9,994,506	-	-	10,000,000	-	10,000,000
Common stock to be issued (SSSIG)			-	-	1,177,585	-	-	1,177,585	-	1,177,585
Common stock issuance (STAR)	-	-	5,027,324	5,027	9,194,973	-	-	9,200,000	-	9,200,000
Common stock issuance for option exercised	-	-	82,797	82	27,960	-	-	28,042	-	28,042
Common stock issued for warrant exercised	-	-	643,714	644	1,125,856	-	-	1,126,500	-	1,126,500
Common stock issuance for RSU vested	-	-	1,240,707	1,241	(1,241)	-	-	-	-	-
Common stock issuance for acquisition (BDCG)	-	-	3,000,000	3,000	7,797,000	-	-	7,800,000	-	7,800,000
Common stock issuance for acquisition (DBOT)	-	-	2,267,869	2,268	6,724,078	-	-	6,726,346	-	6,726,346
Beneficial conversion feature of convertible note-long term	-	-	-	-	1,384,615	-	-	1,384,615	-	1,384,615
Earnout shares to SSSIG	-	-	16,500,000	16,500	(16,500)	-	-	-	-	-
Acquisition resulting in non-controlling interest (Grapevine)	-	-	-	-	-	-	-	-	678,651	678,651
Disposal of subsidiaries			-	-	(3,491,777)	4,144,076	18,438	670,737	558,372	1,229,109
Net loss	-	-	-	-	-	(27,426,356)		(27,426,356)	(996,728)	(28,423,084)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	(900,962)	(900,962)	18,446	(882,516)
Balance, December 31, 2018	-	-	102,766,006	102,765	195,779,576	(149,975,302)	(1,664,598)	44,242,441	(1,030,626)	43,211,815
Share-based compensation	-	-	-	-	9,112,633	-	-	9,112,633	-	9,112,633
Common stock issuance for convertible note (ID Venturas)	-	-	4,838,399	4,838	9,639,499	-	-	9,644,337	-	9,644,337
Common stock issuance for convertible note (YA II)			2,136,987	2,137	1,543,259	-	-	1,545,396	-	1,545,396
Common stock issuance for convertible note conversion (ID Venturas)	-	-	1,211,504	1,211	1,198,800	-	-	1,200,011	-	1,200,011
Common stock issuance for debt	-	-	67,878	68	109,932	-	-	110,000	-	110,000
Common stock issuance for RSU vested	-	-	129,840	130	(130)	-	-	-	-	-
Common stock issuance for assets (SolidOpinion)	-	-	4,500,000	4,500	7,150,500	-	-	7,155,000	-	7,155,000
Common stock issuance for assets (Fintalk)	-	-	2,860,963	2,861	5,347,139	-	-	5,350,000	-	5,350,000
Common stock issuance for acquisition (Grapevine)	-	-	590,671	591	491,027	-	-	491,618	(491,618)	-
Common stock issuance for investment	-	-	815,217	815	1,499,475	-	-	1,500,290	-	1,500,290
Common stock issuance for investment (Glory)	-	-	12,190,000	12,190	19,979,410	-	-	19,991,600	-	19,991,600
Common stock issuance for acquisition (DBOT)	-	-	5,851,830	5,852	9,708,186	-	-	9,714,038	104,648	9,818,686
Common stock issuance for investment	-	-	1,658,227	1,658	1,225,430	-	-	1,227,088	-	1,227,088
Common stock issuance for acquisition (Tree Technologies)	-	-	9,500,000	9,500	7,780,500	-	-	7,790,000	24,985,086	32,775,086
Investment from SSSIG	-	-	575,431	576	(576)	-	-	-	-	-
Capital contribution from noncontrolling interest shareholder	-	-	-	-	-	-	-	-	321,324	321,324
Convertible note reset conversion price (Advantech)	-	-	-	-	10,615,385	-	-	10,615,385	-	10,615,385
Deconsolidation of Amer	-	-	-	-	-	-	-	-	445,894	445,894
Deconsolidation of VIEs	-	-	-	-	1,373,832	-	585,540	1,959,372	-	1,959,372
Net loss	-	-	-	-	-	(98,507,524)	-	(98,507,524)	852,240	(97,655,284)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	-	-	415,479	415,479	(8,191)	407,288
Balance, December 31, 2019	-	-	149,692,953	$149,692	$282,553,877	$(248,482,826)	$(663,579)	$33,557,164	$25,178,758	$58,735,922

* The above consolidated statements of equity include Guang Min. The acquisition of Guang Min was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisitions and Divestitures”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2019	2018
Cash flows from operating activities:
Net loss	$(96,828,375)	$(28,423,084)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	9,112,633	3,412,977
Depreciation and amortization	2,228,653	352,332
Non-cash interest expense	5,510,604	698,385
Impairment of and equity in losses of equity method investees	13,718,280	180,625
Loss on impairment of intangible assets	66,839,406	134,290
Loss on disposal of subsidiaries	951,579	1,183,289
Loss on remeasurement of DBOT investment	3,178,702	-
Digital tokens received as payment for services	(40,700,000)	-
Impairment of property and equipment	3,802,772	-
Disposal of equity method investments	245,139
Impairment of cost method investment	3,026,347	-

Change in assets and liabilities:
Accounts receivable	(2,277,822)	7,591,420
Inventory		216,453
Prepaid expenses and other assets	2,880,674	(1,296,872)
Accounts payable	2,861,561	(7,564,499)
Deferred revenue	167,545	183,579
Amount due to related parties (interest)	(1,256,382)	120,000
Accrued expenses, salary and other current liabilities	12,754,704	3,050,895
Net cash used in operating activities	(13,783,980)	(20,160,210)

Cash flows from investing activities:
Acquisition of property and equipment	(1,816,390)	(6,762,248)
Disposal of subsidiaries, VIEs, net of cash disposed	644,712	(41,976)
Acquisition of subsidiaries, net of cash acquired	(623,178)	(2,784,243)
Investments in intangible assets	-	(301,495)
Payments for long term investments	-	(5,266,880)
Deposit for surety bond and other	-	(3,983,799)
Net cash used in investing activities	(1,794,856)	(19,140,641)

Cash flows from financing activities
Proceeds from issuance of convertible notes	9,132,300	13,000,000
Proceeds from issuance of shares, stock options and warrant	2,821,323	21,532,127
Proceeds from amounts due to related parties	3,161,241	366,792
Net cash provided by financing activities	15,114,864	34,898,919
Effect of exchange rate changes on cash	(9,386)	(69,141)
Net increase (decrease) in cash, cash equivalents and restricted cash	(473,358)	(4,471,073)

Cash, cash equivalents and restricted cash at the beginning of the year	3,106,244	7,577,317

Cash, cash equivalents and restricted cash at the end of the year	$2,632,886	$3,106,244

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	72,889	-

Disposal of assets in exchange of GTB	20,218,920	-
Service revenue received in GTB	40,700,000	-
Issuance of shares for acquisition of intangible assets	10,005,000	-
Issuance of shares for acquisition of long-term investments	40,714,634	14,526,346
Issuance of earn-out shares	-	16,500
Asset retirement obligations acquired	-	8,000,000

* The above consolidated statements of cash flows include Guang Ming. The acquisition of Guang Ming was completed on April 4, 2018 and accounted for as a reorganization of entities under common control and as if it had been owned by the Company since November 10, 2016 in accordance with ASC Subtopic 805-50 (See Note 6 “Acquisitions and Divestitures”)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Principal Activities

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and the United States through its subsidiaries and variable interest entities (“VIEs”). Unless the context otherwise requires, the use of the terms "we," "us", "our" and the “Company” in these notes to consolidated financial statements refers to Ideanomics, Inc, its consolidated subsidiaries and variable interest entities (“VIEs.”)

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units, the Mobile Energy Group (“MEG”), and Ideanomics Capital. As the chief executive officer previously reviewed two operating segments separately for this purpose, the Company has changed its presentation accordingly, from two reportable segments to one reportable segment.

The segment reporting changes were retrospectively applied to all periods presented.

MEG’s mission is to use electronic vehicles (“EVs”) and EV battery sales and financing to attract commercial fleet operators that will generate large scale demand for energy, energy storage systems, and energy management contracts. MEG operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial EVs.

Ideanomics Capital is focused on the trading of traditional over the counter (“OTC”) securities, and is implementing a new trading platform to improve its competitive position in the trading of traditional OTC securities and provide enhanced functionality to allow for the trading of digital securities when all necessary regulatory approvals have been obtained.

The Company also seeks to identify industries and business processes where blockchain and AI technologies can be profitably deployed to disrupt established industries and business processes.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the bad debt allowance, sales returns, fair values of financial instruments, equity investments, stock-based compensation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.

(c) Cash and Cash Equivalents

Cash consists of cash on hand and demand deposits with an original maturity of three months or less when purchased. Refer to Note 20 (d) and (e) for additional information on our credit and foreign currency risks.

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

(e) Licensed Content

The Company previously obtained content through content license agreements with studios and distributors. The Company recognized licensed content when the license fee and the specified content titles were known or reasonably determinable. Prepaid license fees were classified as an asset (licensed content) and accrued license fees payable were classified as a liability on the consolidated balance sheets.

The Company amortized licensed content in cost of revenues over the contents’ contractual availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that our revenues bore a representative amount of the cost of the licensed content. Management reviewed factors that impacted the amortization of licensed content at each reporting date, including factors that may bear direct impact on expected revenue from specific content titles. Changes in the expected revenue from licensed content could have had a significant impact on the amortization pattern.

Management evaluated the recoverability of the licensed content whenever events or changes in circumstances indicated that its carrying amount may not have been recoverable. No impairment losses were recorded in the years ended December 31, 2019 and 2018. The Company sold the entire licensed content in March 2019.

(f) Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 5 years for furniture, 3 years for electronic equipment, 5 years for vehicles and lesser of lease terms or the estimated useful lives of the assets for leasehold improvements.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2019 and 2018 represents Fintech Village under construction. Refer to Note 8 for additional information.

Asset Retirement Obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived assets and depreciated over the related asset’s estimated useful life. The Company’s asset retirement obligations as of December 31, 2019 and 2018 are associated with the acquisition of Fintech Village, in which the Company is contractually obligated to remediate certain existing environmental conditions. The Company will start to amortize the asset retirement costs if and when the related assets are completed, put into use and depreciation commences. In the year ended December 31, 2019, the Company impaired buildings with a carrying amount of $2.3 million, and impaired related asset retirement costs of $1.5 million. Refer to Note 8 for more information.

(g) Business Combinations

The Company includes the results of operations of the businesses that are acquired as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

(h) Intangible Assets and Goodwill

The Company accounts for intangible assets and goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, in the fourth quarter of the fiscal year, management reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying amount to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

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

The Company has other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames and other intellectual property, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recorded an impairment loss related to a secure mobile financial information, social and messaging platform of $5.7 million in the year ended December 31, 2019. No impairment losses were recorded in the year ended December 31, 2018. Refer to Note 9(b) for additional information.

(i) Digital Currency

The Company may, from time to time, enter into transactions denominated in digital currency, which may consist of GTDollar Coins (“GTB”), Bitcoin, Ethereum and/or other types of digital currency.

Digital currency is a type of digital asset that is not a fiat currency and is not backed by hard assets or other financial instruments. As a result, the value of digital currency is determined by the value that various market participants place on the respective digital currencies through their transactions. Holders of digital currency make or lose money from buying and selling digital currency.

Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under current GAAP, the Company has determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”) until further guidance is issued by the Financial Accounting Standards Board (“FASB”).

In the year ended December 31, 2019, the Company entered into transactions in which it received 8.3 million GTB, valued at the time at $61.1 million. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million. Refer to Note 9(g) for additional information.

(j) Long-term Investments

The Company accounts for equity investments through which management exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee. The Company’s share of losses is not recognized when the investment is reduced to zero since the Company does not guarantee the investees’ obligations nor is the Company committed to providing additional funding.

Beginning on January 1, 2018, the equity investments which are not consolidated or accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of the Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU No 2016-01”).

The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company classifies its long-term investments as non-current assets on the consolidated balance sheets.

Impairment of Investments

Management periodically reviews long-term investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. Management considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, an impairment loss is recorded to record the investment at fair value. The Company recorded impairment losses of $3.0 million and $0 in the years ended December 31, 2019 and 2018, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $13.1 million and $0 in the years ended December 31, 2019 and 2018, respectively, for investments accounted for as equity method investments. Refer to Note 10 for additional information on impairment losses.

(k) Leases

The Company adopted ASU No. 2016-02 (“ASU 2016-02”) as of January 1, using a modified retrospective method. The Company leases certain office space and equipment from third-parties. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019 and later, at the inception of a contract management assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the right to substantially all the economic benefit from the use of the asset throughout the period is obtained, and (3) whether the Company has the right to direct the use of the asset. At the inception of a lease, management allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840, Leases (“ASC 840”) and were not reassessed. The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs).

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year or more. The exercise of lease renewal options is at the Company’s sole discretion. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. The Company’s leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. All of the Company’s leases are classified as operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases and initial direct costs on our right-of-use asset and lease liability was not material.

ASC 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of ASC 842 in determining the present value of lease payments for existing leases. The Company will use information available at the lease commencement date to determine the discount rate for any new leases.

Refer to Note 11 for additional information.

(l) Convertible Promissory Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model. Convertible notes are subsequently carried at amortized cost. The fair value of the warrants is recorded as additional paid-in capital, with a corresponding as a debt discount from the face amount of the convertible note. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. Beneficial conversion features are recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note). The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The Company also analyzes the features of its convertible notes which, when triggered, mandate a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price.

(m) Fair Value Measurements

U. S. GAAP requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•	Level 2 - Quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company reviews the valuation techniques used to determine if the fair value measurements are still appropriate on an annual basis, and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information.

Our financial assets and liabilities that are measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued other expenses, other current liabilities and convertible notes. The fair values of these assets and liabilities approximate carrying amounts because of the short-term nature of these instruments.

Our financial and non-financial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, asset retirement obligations, and adjustment in carrying amount of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. Refer to Notes 2(f), 2(h), 2(i) and 2(j) for additional information on impairment losses.

(n) Assets and Liabilities Held for Sale

The Company classifies assets and liabilities (disposal group) to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal groups; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; (3) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and (5) transfer of the disposal group is expected to qualify as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (6) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (7) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent losses as an adjustment to the carrying amount of the disposal group.

As part of this assessment, the Company also evaluates the criteria for reporting the disposal group as a discontinued operation. Factors which the Company considers includes, but is not limited to, the level of continuing involvement, if any, whether the disposal constitutes a strategic shift, and the relative magnitude of revenue, net income or loss, and total assets.

(o) Foreign Currency Translation

The Company uses the United States dollar (“$” or “USD”) as its reporting currency. The Company’s worldwide operations utilize the local currency or USD as the functional currency, where applicable. For certain foreign subsidiaries, USD is used as the functional currency, and the local records are maintained in USD. This occurs when the subsidiary is considered an extension of the parent. The functional currency of certain subsidiaries and VIEs located in the Peoples Republic of China (“PRC” or “China”) and Hong Kong is either the Renminbi (“RMB”) or Hong Kong dollars (“HKD”). In the consolidated financial statements, the financial information of the entities which use RMB and HKD as their functional currency has been translated into USD: assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component as a component of “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets.

Transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated in the functional currency at the applicable rates of exchange in effect at the balance sheet date. The resulting exchange differences are recorded in “Other” in the consolidated statements of operations.

(p) Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, and other related ASUs (collectively, ASC 606, Revenue from Contracts with Customers) (“ASC 606”) as of January 1, 2018 using the modified retrospective transition approach. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. For most of the Company’s customer arrangements, control transfers to customers at a point in time, as that is generally when legal title, physical possession and risk and rewards of goods/services transfer to the customer. In certain arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits as the Company completes the performance obligations.

Our contracts with customers may include multiple performance obligations. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on the observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

Certain customers may receive discounts, which are accounted for as variable consideration. Variable consideration is estimated based on the expected amount to be provided to customers, and reduces revenues recognized.

The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all of the deferred revenue as of December 31, 2018 was recognized as revenue in the year ended December 31, 2019.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(q) Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $24,394 and $0.2 million in the years ended December 31, 2019 and 2018, respectively.

(r) Research and Development Costs

The Company expenses research and development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

Research and development costs also include costs to develop software to be used solely to meet internal needs and -based applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceased research and development activities during the year ended December 31, 2018. All the software developed in the year ended December 31, 2018 did not reach technological feasibility and therefore no costs were capitalized.

(s) Share-Based Compensation

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

(t) Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, as needed, to reduce the amount of deferred tax assets if it is considered more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2019 and 2018.

On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Tax Act”) was signed into law, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, and requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. The Tax Act also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.

(u) Net Loss Per Share Attributable to IDEX Shareholders

Net loss per share attributable to our shareholders is computed in accordance with ASC 260, Earnings Per Share (Topic 260) (“ASC 260”). The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between common shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because the holders are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Company is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

Basic net loss per share is computed by dividing net loss attributable to IDEX common shareholders by the weighted average number of common shares outstanding during the period. Options and warrants are not considered outstanding in computation of basic earnings per share. Diluted net loss per share is computed by dividing net loss attributable to IDEX common shareholders by the weighted average number of common shares and potential common shares outstanding during the period under the treasury stock method. Potential common shares include options and warrants to purchase common shares, preferred shares and convertible promissory notes, unless they were anti-dilutive. The computation of diluted net loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net loss per share.

(v) Reclassifications of a General Nature

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 as of January 1, 2019, using a modified retrospective transition method. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under ASC Topic 840, “Leases.”

The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under the transition guidance, the Company elected several practical expedients that permit the Company to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The adoption of ASU 2016-02 resulted in the recording of operating right-of-use assets and the related lease liabilities of $3.6 million and $3.7 million, respectively, as of January 1, 2019. The difference between the additional right-of-use assets and lease liabilities was immaterial. The adoption of ASU 2016-02 did not materially impact the consolidated statement of operations and had no impact on the consolidated statement of cash flows. Refer to Note 10 for additional information.

In July 2017, the FASB issued ASU No. 2017-11 (“ASU 2017-11”) “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which applies to issuers of financial instruments with down round features. A down round feature is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. ASU 2017-11 amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments, and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. The Company adopted ASU 2017-11 as of January 2019 on a prospective basis. Refer to Note 13 for additional information.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”) “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The Company adopted ASU 2018-07 as of January 1, 2019 on a modified retrospective basis. There was no impact to the consolidated financial statements because the Company did not have material payments in the year ended December 31, 2019.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers (Topic 606),” which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method applied to those contracts/sales orders which were not completed as of January 1, 2018. The effect from the adoption of ASU 2014-09 was not material to the consolidated financial statements. Refer to Note 2 (p) above and Note 4 for additional information.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”) "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 on a prospective basis and elected to use the measurement alternative for the non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. Refer to Note 10 for additional information.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”) "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies how entities should present restricted cash and restricted cash equivalents in the statements of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The Company adopted ASU 2016-18 as of January 1, 2018 on a retrospective basis. The new guidance changed the presentation of restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business, provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. The Company adopted ASU 2017-01 as of January 1, 2018 on a prospective basis. The adoption of ASU 2017-01 did not have a material impact on the consolidated financial statements. Refer to Note 6 for additional information.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) "Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”) “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions currently provided for in ASC 740, “Income Taxes” (“ASC 740”), and by amending certain other requirements of ASC 740. The changes resulting from ASU 2019-12 will be made on a retrospective or modified retrospective basis, depending on the specific exception or amendment. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective January 1, 2021. Management is currently evaluating the effect of the adoption of ASU 2019-12 on the consolidated financial statements.

Note 3. Going Concern and Management’s Plans

As of December 31, 2019, the Company had cash and cash equivalents of approximately $2.6 million and an accumulated deficit of approximately $248.5 million.  Additionally, the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

The Company expects to continue to raise both equity and debt finance to support the Company’s investment plans and operations.

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

Note 4. Revenue

The following table summarizes the Company’s revenues disaggregated by revenue source and geography. Refer to Note 2 for additional information on revenue recognition.

	2019	2018
Geographic Markets
Singapore	$-	$260,034,401
USA	41,873,064	638,412
Hong Kong	-	117,070,059
PRC	2,693,891	-
	$44,566,955	$377,742,872
Product or Service
Crude oil	$-	$260,034,401
Consumer electronics	-	116,723,251
Digital asset management services	40,700,000	-
Electronic Vehicles	2,693,891	-
Other	1,173,064	985,220
Total	$44,566,955	$377,742,872

Timing of Revenue Recognition
Products and services transferred at a point in time	$3,866,955	$377,742,872
Services provided over time	40,700,000	-
Total	$44,566,955	$377,742,872

Note 5.	VIE Structure and Arrangements

The Company consolidated certain VIEs located in the PRC in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in the consolidated financial statements for the years ended December 31, 2019 and 2018, and as of December 31, 2018. A shareholder in one of the VIEs is the spouse of Bruno Wu (“Dr. Wu”), the Chairman of the Company.

Refer to Note 10 for information on an additional VIE.

The contractual agreements listed below, which collectively granted the Company the power to direct the VIEs activities that most significantly affected their economic performance, as well to cause the Company to have the obligation to absorb or right to receive the majority of their losses or benefits, were terminated by all parties on December 31, 2019. As a result, the Company deconsolidated the VIEs as of December 31, 2019. The deconsolidation resulted in a net loss of $2.0 million recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations, and a statutory income tax of $0.2 million.

For these consolidated VIEs, their assets were not available to the Company and their creditors did not have recourse to the Company. As of December 31, 2018, assets (mainly long-term investments) that could only be used to settle obligations of these VIEs were $3.5 million, and the Company was the major creditor for the VIEs.

Prior to December 31, 2019, in order to operate certain legacy YOD business in the PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs: Beijing Sinotop Scope Technology Co., Ltd (“Sinotop Beijing”) and Tianjin Sevenstarflix Network Technology Limited (“SSF”). These contractual agreements were initially set to expire in March 2030 and April 2036, respectively, and could not be terminated by the VIEs, except with the consent of, or a material breach by the Company. A shareholder in SSF is the spouse of Dr. Wu, the Chairman of the Company.

The key terms of the VIE Agreements are summarized as follows:

Equity Pledge Agreement

The VIEs’ Shareholders pledged all of their equity interests in the VIEs (the “Collateral”) to YOD On Demand (Beijing) Technology Co., Ltd (“YOD WFOE”), the Company’s wholly-owned subsidiary in the PRC, as security for the performance of the obligations to make all the required technical service fee payments pursuant to the Technical Services Agreement and for performance of the VIEs’ Shareholders’ obligation under the Call Option Agreement. The terms of the Equity Pledge Agreement were set to expire upon satisfaction of all obligations under the Technical Services Agreement and Call Option Agreement.

The Equity Pledge Agreement was terminated by all parties on December 31, 2019.

Call Option Agreement

The VIEs’ Shareholders granted an exclusive option to YOD WFOE, or its designee, to purchase, at any time and from time to time, to the extent permitted under PRC law, all or any portion of the VIEs’ Shareholders’ equity in VIEs. The exercise price of the option was to be determined by YOD WFOE at its sole discretion, subject to any restrictions imposed by PRC law. The term of the agreement was until all of the equity interest in the VIEs held by the VIEs’ Shareholders were transferred to YOD WFOE, or its designee and could not be terminated by any part to the agreement without consent of the other parties.

The Call Option Agreement was terminated by all parties on December 31, 2019.

Power of Attorney

The VIEs’ Shareholders granted YOD WFOE the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of VIEs. The VIEs’ Shareholders could not transfer any of its equity interest in VIEs to any party other than YOD WFOE. The Power of Attorney agreements could not be terminated except until all of the equity in VIEs had been transferred to YOD WFOE or its designee.

The Power of Attorney agreements were terminated by all parties on December 31, 2019.

Technical Service Agreement

YOD WFOE had the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIEs, and the VIEs were required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD WFOE. As compensation for providing the services, YOD WFOE was entitled to receive service fees from the VIEs equivalent to YOD WFOE’s cost plus 20.0 to 30.0% of such costs as calculated on accounting policies generally accepted in the PRC. YOD WFOE and the VIEs agreed to periodically review the service fee and make adjustments as deemed appropriate. The term of the Technical Services Agreement was perpetual, and could only be terminated upon written consent of both parties.

The Technical Services Agreement was terminated by all parties on December 31, 2019.

Spousal Consent

Pursuant to the Spousal Consent, undersigned by the respective spouse of the VIEs’ Shareholders, the spouses unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses agreed to not make any assertions in connection with the equity interest of the VIEs and to waive consent on further amendment or termination of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement. The spouses further pledged to execute all necessary documents and take all necessary actions to ensure appropriate performance under these agreements upon YOD WFOE’s request. In the event the spouses obtained any equity interests of the VIEs which were held by the VIEs’ Shareholders, the spouses agreed to be bound by the VIE agreements, including the Technical Services Agreement, and comply with the obligations thereunder, including signing a series of written documents in substantially the same format and content as the VIE agreements.

The Spousal Consents were terminated by all parties on December 31, 2019.

Letter of Indemnification

Pursuant to the Letter of Indemnification among YOD WFOE and each nominee shareholder, YOD WFOE agreed to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law. YOD WFOE further waived and released the VIEs’ Shareholders from any claims arising from, or related to, their role as the legal shareholder of the VIE, provided that their actions as a nominee shareholder were taken in good faith and were not opposed to YOD WFOE’s best interests. The VIEs’ Shareholders were not entitled to dividends or other benefits generated therefrom, or to receive any compensation in connection with this arrangement. The Letter of Indemnification was to remain valid until either the nominee shareholder or YOD WFOE terminates the agreement by giving the other party hereto 60 days’ prior written notice.

The Letter of Indemnification was terminated by all parties on December 31, 2019.

Management Services Agreement

In addition to VIE agreements described above, the Company’s subsidiary and the parent company of YOD WFOE, YOU On Demand (Asia) Limited, a company incorporated under the laws of Hong Kong (“YOD Hong Kong”) entered into a Management Services Agreement with each VIE.

Pursuant to such Management Services Agreement, YOD Hong Kong had the exclusive right to provide to the VIE management, financial and other services related to the operation of the VIE’s business, and the VIE was required to take all commercially reasonable efforts to permit and facilitate the provision of the services by YOD Hong Kong. As compensation for providing the services, YOD Hong Kong was entitled to receive a fee from the VIE, upon demand, equal to 100.0% of the annual net profits as calculated on accounting policies generally accepted in the PRC of the VIE during the term of the Management Services Agreement. YOD Hong Kong could also request ad hoc quarterly payments of the aggregate fee, which payments would be credited against the VIE’s future payment obligations.

In addition, at the sole discretion of YOD Hong Kong, the VIE was obligated to transfer to YOD Hong Kong, or its designee, any part or all of the business, personnel, assets and operations of the VIE which could be lawfully conducted, employed, owned or operated by YOD Hong Kong, including:

(a)	business opportunities presented to, or available to the VIE could be pursued and contracted for in the name of YOD Hong Kong rather than the VIE, and at its discretion, YOD Hong Kong could employ the resources of the VIE to secure such opportunities;

(b)	any tangible or intangible property of the VIE, any contractual rights, any personnel, and any other items or things of value held by the VIE could be transferred to YOD Hong Kong at book value;

(c)	real property, personal or intangible property, personnel, services, equipment, supplies and any other items useful for the conduct of the business could be obtained by YOD Hong Kong by acquisition, lease, license or otherwise, and made available to the VIE on terms to be determined by agreement between YOD Hong Kong and the VIE;

(d)	contracts entered into in the name of the VIE could be transferred to YOD Hong Kong, or the work under such contracts may be subcontracted, in whole or in part, to YOD Hong Kong, on terms to be determined by agreement between YOD Hong Kong and the VIE; and

(e)	any changes to, or any expansion or contraction of, the business could be carried out in the exercise of the sole discretion of YOD Hong Kong, and in the name of and at the expense of, YOD Hong Kong;

(f)

provided, however, that none of the foregoing may cause or have the effect of terminating (without being substantially replaced under the name of YOD Hong Kong) or adversely affecting any license, permit or regulatory status of the VIE.

The Management Services Agreement was terminated by all parties on December 31, 2019.

Loan Agreement

Pursuant to the Loan Agreement dated April 5, 2016, YOD WFOE agreed to lend RMB 19.8 million and RMB 0.2 million, respectively, to the VIEs’ Shareholders, one of whom is the spouse of Dr. Wu, the Company’s Chairman, for the purpose of establishing SSF and for development of its business. As of December 31, 2018, RMB27.6 million ($4.2 million) had been lent to VIEs’ Shareholders which had contributed all of the RMB27.6 million ($4.2 million) in the form of capital contribution to SSF. The loan could only be repaid by a transfer by the VIEs’ Shareholders of their equity interests in SSF to YOD WOFE or YOD WOFE’s designated persons, through (1) YOD WOFE having the right, but not the obligation to at any time purchase, or authorize a designated person to purchase, all or part of the VIEs’ Shareholders’ equity interests in SSF at such price as YOD WOFE shall determine (the “Transfer Price”), (2) all monies received by the VIEs’ Shareholders through the payment of the Transfer Price being used solely to repay YOD WOFE for the loans, and (3) if the Transfer Price exceeds the principal amount of the loans, the amount in excess of the principal amount of the loans being deemed as interest payable on the loans, and to be payable to YOD WOFE in cash. Otherwise, the loans were deemed to be interest free. The term of the Loan Agreement was perpetual, and could only be terminated upon the VIEs’ Shareholders receiving repayment notice, or upon the occurrence of an event of default under the terms of the agreement. The loan extended to the Nominee Shareholders and the capital of SSF are fully eliminated in the consolidated financial statements.

The Loan Agreement was terminated by all parties on December 31, 2019. The termination of the Loan Agreement resulted in a loss of $5.1 million.

Therefore, the Company considers that there was no asset of the VIEs that could be used only to settle obligation of the Company, except for the registered capital of VIEs amounting to RMB38.2 million ($5.8 million) as of December 31, 2018.

Note 6. Acquisitions and Divestitures

2019 Acquisitions

(a)	Acquisition of Tree Technologies Sdn. Bhd. (“Tree Technologies”)

On December 26, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The acquisition price was comprised of (1) $0.9 million in cash, (2) 9,500,000 shares of Ideanomics common stock, and (3) earnout payments (the ”Earnout”) of up to $32.0 million over three years, to be paid in cash or Ideanomics common shares at the election of the Company. The Earnout is based upon revenue targets over three 12 month periods beginning in Q4 2019.

The fair value of the Ideanomics stock was based upon the closing price of $0.82 on December 26, 2019, and the preliminary fair value of the Earnout was estimated to be $17.3 million, and was recorded as a liability on the date of acquisition. The Company estimated the fair value of the Earnout using a scenario based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. This fair value measurement is based on significant Level 3 inputs. The resulting probability-weighted cash flows were discounted using the Company’s estimated weighted average cost of capital of 30.0%

Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia. The Company intends to develop this land and lease it to Tree Manufacturing for the manufacture of EVs. Tree Technologies holds an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing. The goodwill arising from the acquisition consists largely of the synergies expected from the fulfillment of these contracts. None of the goodwill recognized is expected to be deductible for tax purposes.

The following table summarizes the acquisition-date preliminary fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tree Technologies recognized. The Company has recorded provisional amounts for these items as well as for the Earnout mentioned above. The Company expects to finalize the fair value analysis of the assets acquired, liabilities assumed, the noncontrolling interest, and the Earnout within one year subsequent to the acquisition, and therefore adjustments to assets and liabilities will occur and may be significant.

Cash	$229
Land use rights	27,078,944
Accounts payable	(743,250)
Noncontrolling interest	(24,985,292)
Goodwill	13,316,226
Marketing and distribution agreement	11,332,473
$25,999,330

The accounts payable above of $0.7 million primarily represents the transfer tax payable for the land use rights for the 250 acres of vacant land; should the Company fail to fulfill its obligations to pay the transfer tax payable it would forfeit its land use rights.

Tree Technologies had not commenced operations as of the acquisition date, therefore pro forma results as if the acquisition had occurred as of January 1, 2018, and related information, are not presented.

(b)	Acquisition of Grapevine Logic, Inc. (“Grapevine”)

Refer to Note 6(d) for additional information on the acquisition of Grapevine, and the initial terms of the agreement and the Option Agreement (as subsequently defined).

In May 2019, the Company entered into two amendments to the Option Agreement. The aggregate exercise price for the Option was amended to the greater of: (1) fair market value of the Fomalhaut Interest in Grapevine as of the close of business on the date preceding the date upon which the option is exercised; and (2) $1.84 per share of the Company’s common stock. It was also agreed that the full amount of the exercise price shall be paid in the form of common stock of the Company.

In June 2019, the Company issued 0.6 million shares in exchange for a 34.3% ownership in Grapevine as a result of the exercise of the Option. At the completion of this transaction the Company owned 100.0% of Grapevine. At the date of the transaction, the carrying amount of the non-controlling interest in Grapevine was $0.5 million. The difference between the value of the consideration exchanged of $1.1 million and the carrying amount of the non-controlling interest in Grapevine is recorded as a debit to Additional paid-in capital based on ASC 810-10-45-23.

(c)	Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6.9 million shares in DBOT in exchange for 4.4 million shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2.2 million shares in DBOT in exchange for 1.4 million shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.0%, were completed in July 2019. The securities purchase agreements required the Company to issue additional shares of the Company’s common stock (“True-Up Common Stock”) in the event the stock price of the common stock falls below $2.11 at the close of trading on the date immediately preceding the lock-up date, which is 9 months from the closing date. The Company accounted for the additional True-Up Common Stock consideration as a liability in accordance with ASC 480. The Company recorded this liability at fair value of $2.2 million on the date of acquisition. As of December 31, 2019, the Company remeasured this liability to $7.3 million and the remeasurement loss of $5.1 million was recorded in “Acquisition earn-out expense” in the consolidated statements of operations.

Immediately prior to the consummation of the transaction, the Company’s investment in DBOT had a fair value of $3.1 million, and the Company recorded a loss of $3.2 million to record the investment in DBOT to its fair value. This loss was recorded in “Loss on remeasurement of DBOT investment” in the consolidated statements of operations. The fair value of the investment in DBOT immediately prior to the consummation of the transaction was determined in conjunction with the overall fair value determination of the DBOT assets acquired and liabilities assumed.

DBOT operates three companies: (1) DBOT ATS LLC, an SEC recognized Alternative Trading System (“ATS”); (2) DBOT Issuer Services LLC, focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers; and (3) DBOT Technology Services LLC, focused on the provision of market data and marketplace connectivity. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and DBOT, as the Company executes its business plan of selling digital tokens and digital assets and other commodities on an approved ATS.

The consolidated statements of operation for the year ended December 31, 2019 include the results of DBOT from July 2019 to December 31, 2019. For the time period from July 2019 through December 31, 2019, DBOT contributed $15,838 and $1.9 million to the Company’s revenue and net loss, respectively.

The following table summarizes supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2018:

	December 31, 2019	December 31, 2018
Revenue	$44,675,864	$378,242,165
Net loss attributable to IDEX common shareholders	(99,417,257)	(30,164,664)

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
$15,055,063

The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill, of which none is expected to be deductible for tax purposes. For all intangible assets acquired, continuing membership agreements have useful life of 20 years and the customer list has useful life of 3 years.

2018 Acquisitions

(d)	Grapevine Logic, Inc. (“Grapevine”)

On September 4, 2018, the Company completed the acquisition of 65.7% share of Grapevine for $2.4 million in cash. Grapevine is an end-to-end influencer marketing platform that facilitates collaboration between advertisers and brands with video based social influencers and content creators. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Grapevine. None of the goodwill recognized is expected to be deductible for income tax purposes. The transaction was accounted for as a business combination.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the non-controlling interest in Grapevine:

Cash	$508,000
Other financial assets	388,000
Financial liabilities	(747,000)
Noncontrolling interest	(679,000)
Goodwill	705,000
Influencer network	1,980,000
Customer contracts	500,000
Trade name	110,000
Technology platform	290,000
Deferred tax liabilities	(570,000)
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

Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Dr. Wu, is the non-controlling equity holder of 34.4% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest is the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date. The Option Agreement will expire on August 31, 2021. Refer to Note 6(b) for additional information on the amendment and exercise of the Option Agreement.

(e)	Shanghai Guang Ming Investment Management (“Guang Ming”)

On April 24, 2018, the Company completed the acquisition of 100.0% equity ownership in Guang Ming, a PRC limited liability company, for a total purchase price of $0.4 million in cash. One of the two selling shareholders is a related party, an affiliate of Dr. Wu. Guang Ming holds a special fund management license. The acquisition will help the Company develop a fund management platform. Under ASC 805-50-05-5 and ASC 805-50-30-5, the transaction was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interest, using historical costs. As a result of the reorganization, the net assets of Guang Ming were transferred to the Company, and the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in place at the beginning of periods presented in which the common control existed.

2019 Divestitures

The Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

(f)	Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations.

(g)	Amer Global Technology Limited (“Amer”)

On June 30, 2019, the Company entered into an agreement with BCC Technology Company Limited (“BCC”) and Tekang Holdings Technology Co., Ltd (“Tekang ”) pursuant to which Tekang will inject certain assets in the robotics and electronic internet industry and Internet of Things business consisting of manufacturing data, supply chain management and financing, and lease financing of industrial robotics into Amer in exchange for 71.8% of ownership interest in Amer. The parties subsequently entered into several amendments including (1) changing the name of Amer to Logistorm Technology Limited, (2) issuing 39,500 new shares in Amer or 71.8% ownership interest to BCC instead of Tekang, (3) issuing 5,500 new shares in Amer or 10.0% ownership interest to Merry Heart Technology Limited (“MHT”) and (4) the Company is responsible for 20.0% of any potential tax obligation associated with Amer, if Amer fails to be publicly listed in 36 months from the closing date of this transaction. The Company concluded that it’s not probable that this contingent liability would be incurred. As a result of this transaction, the Company’s ownership interest in Amer was diluted from 55.0% to 10.0%. The transaction was completed on August 31, 2019.

The Company recognized a disposal gain of $0.5 million as a result of the deconsolidating Amer, and such gain was recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations. $0.1 million of the gain is attributable to the 10.0% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $0.6 million relating to a receivable due from Amer to a subsidiary of the Company, which was recorded in “Selling, general and administrative expense” in the consolidated statements of operations.

The following table summarizes the consolidated statement of operations for the year ended December 31, 2018, on an unaudited pro forma basis, as if the dilution of the Company’s interest in Amer had been consummated as of January 1, 2018:

December 31, 2018
Revenue	$261,026,833
Net loss from operations	(25,031,090)
Net loss	(27,243,059)
Net loss attributable to IDEX common shareholders	(26,246,331)

Pro forma results of operations for the year ended December 31, 2019 have not been presented because they are not material to the consolidated results of operations. Amer had no revenue and minimal operating expenses in the year ended December 31, 2019.

2018 Divestitures

(h)	Wide Angle and Shanghai Huicang Supplychain Management Ltd.

In December 2018, the Company entered into an agreement with Hooxi, an entity listed on the TSX venture exchange in Canada, and completed the sale of its investment (55.0% interest) in Wide Angle and Shanghai Huicang Supplychain Management Ltd., whose operations mainly focus on magazines printing, for a nominal amount. This business had annual sales of $0.3 million and continued to incur losses with minimal net assets. The transaction resulted in a loss of $1.2 million and was recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations.

Note 7.   Accounts Receivable

The following table summarizes the Company’s accounts receivable:

	December 31,	December 31,
	2019	2018
Accounts receivable, gross	$2,404,972	$19,370,665
Less: allowance for doubtful accounts	(103)	-
Accounts receivable, net	$2,404,869	$19,370,665

The following table summarizes the movement of the allowance for doubtful accounts:

	December 31,	December 31,
	2019	2018
Balance at the beginning of the year	$-	$3,646
Disposal of Zhong Hai Shi Xun	-	(3,646)
Acquisition of DBOT	(103)	-
Balance at the end of the year	$(103)	$-

Note 8.   Property and Equipment, net

The following table summarizes the Company’s property and equipment:

	December 31,	December 31,
	2019	2018
Furniture and office equipment	$441,283	$357,064
Vehicle	62,052	63,135
Leasehold improvements	242,627	200,435
Total property and equipment	745,962	620,634
Less: accumulated depreciation	(367,509)	(186,514)
Land	3,042,777	3,042,777
Building	308,779	2,607,666
Assets retirement obligations – environmental remediation	6,496,115	8,000,000
Capitalized direct development cost	2,713,356	944,864
Construction in progress (Fintech Village)	12,561,026	14,595,307
Property and Equipment, net	12,939,480	$15,029,427

The Company recorded depreciation expense of $0.1 million and $0.1 million in the years ended December 31, 2019 and 2018, respectively.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

On October 10, 2018, the Company purchased a 58-acre former University of Connecticut campus in West Hartford from the State of Connecticut for $5.2 million in cash and also assumed responsibility of the environmental remediation. The Company obtained a surety bond in favor of the University of Connecticut and the State of Connecticut (the “Seller”) in connection with the Company’s environmental remediation obligations. In order to obtain the surety bond, the Company was required to post $3.6 million in cash collateral with the bonding company and recorded in “Other non-current assets” in the consolidated balance sheet as of December 31, 2018. The Company recorded asset retirement obligations in the amount of $8.0 million as of December 31, 2018 which was the estimates performed by the Seller and at a discount to the purchase price, therefore, the Company considered it a reasonable estimate of fair value of its asset retirement obligation pursuant to ASC 410-20-25-6. The Company will assess asset retirement obligations periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

The following table summarizes the activity in the asset retirement obligation for the year ended December 31, 2019:

	January 1, 2019	Liabilities Incurred	Remediation Performed	Accretion Expense	Revisions	December 31, 2019
Asset retirement obligation	$8,000,000	$-	$2,905,800	$-	$-	$5,094,200

In connection with the acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement"), pursuant to which the State of Connecticut may provide up to $10.0 million of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10.0 million of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default. There were no borrowings from the Funding as of December 31, 2019 and 2018.

The Company capitalized direct costs incurred on Fintech Village and the capitalized cost is recorded as part of Construction in progress. Capitalized costs were $2.7 million and $0.9 million as of December 31, 2019 and 2018, respectively, and are primarily related to the legal and architect costs.

In the year ended December 31, 2019, the Company impaired buildings with a carrying amount of $2.3 million, which were subsequently demolished, and impaired related asset retirement costs of $1.5 million.

The Company has identified Fintech Village as a non-core asset and is evaluating its strategies for divesting of this asset.

Note 9.  Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

Balance as of January 1, 2018	$-
Acquisitions	704,884
Balance as of December 31, 2018	704,884
Acquisitions	22,639,415
Balance as of December 31, 2019	$23,344,299

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets:

	December 31, 2019					December 31, 2018
	Weight Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Animation Copyright		$-	-	-	-	301,495	(64,606)	-	236,889
Software and licenses	-	97,308	(97,308)	-	-	97,308	(93,251)	-	4,057
Solid Opinion IP (a)	4.2	4,655,000	(775,833)	-	3,879,167	-	-	-	-
Fintalk intangible assets (b)	-	6,350,000	(635,000)	(5,715,000)	-	-	-	-	-
Influencer network (c)	8.7	1,980,000	(264,000)	-	1,716,000	1,980,000	(66,000)	-	1,914,000
Customer contract (c)	1.7	500,000	(222,222)	-	277,778	500,000	(55,556)	-	444,444
Continuing membership agreement (d)	19.5	8,255,440	(206,386)	-	8,049,054	-	-	-	-
Customer list	2.5	58,830	(9,805)	-	49,025	-	-	-	-
Trade name (c)	13.7	110,000	(9,778)	-	100,222	110,000	(2,444)	-	107,556
Technology platform (c)	5.7	290,000	(55,238)	-	234,762	290,000	(13,808)	-	276,192
Land use rights (e)	99	27,078,944	-	-	27,078,944	-	-	-	-
Marketing and distribution agreement (e)	5	11,332,473	-	-	11,332,473	-	-	-	-
Total		60,707,995	(2,275,570)	(5,715,000)	52,717,425	3,278,803	(295,665)	-	2,983,138
Indefinite lived intangible assets
Website name (f)		159,504	-	(134,290)	25,214	159,504	-	(134,290)	25,214
Patent		28,000	-	-	28,000	28,000	-	-	28,000
GTB (g)		61,124,407	-	(61,124,407)	-	-	-	-	-
Total		$122,019,906	$(2,275,570)	$(66,973,697)	$52,770,639	$3,466,307	$(295,665)	$(134,290)	$3,036,352

a)	During the first quarter of 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4.5 million shares of the Company’s common stock with a fair value of $7.2 million. The assets acquired included cash of $2.5 million and intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 0.5 million of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion has the rights to vote and receive the dividends paid with respect to the Escrow Shares. The Escrow Shares were scheduled to be released on February 19, 2020, and the Company has commenced the necessary steps to release the shares from escrow.
b)	In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The initial purchase price for the Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded this amount in prepaid expenses as of December 31, 2018 because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million. The Company issued 2.9 million common shares in June 2019 and completed the transaction. In the fourth quarter of 2019, management determined these assets had no future use and recorded an impairment loss of $5.7 million.
c)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. Refer to Note 6(b) and 6(d).
d)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 90.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. Refer to Note 6(c)
e)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. Refer to Note 6(a) for additional information.
f)	The Company recorded an impairment loss for the YOD website in the amount of $0.1 million in the year ended December 31, 2018 since the website was no longer in use.
g)	During the first quarter of 2019, the Company completed the sale of certain intangible assets to GTD, and entered into a service agreement with GTD, a minority shareholder, in exchange for GTB. As a result of these transactions, the Company received 8.3 million GTB. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million. Refer to Note 15(b) for additional information.

Amortization expense, excluding impairment losses of $66.8 million and $0.1 million mentioned above, relating to intangible assets was $2.1 million and $0.2 million for the years ended December 31, 2019, and 2018, respectively.

The following table summarizes future expected amortization expense:

Years ending December 31,	Amortization to be recognized
2020	$4,316,830
2021	4,261,274
2022	4,140,358
2023	4,130,553
2024 and thereafter	35,868,410
Total	$52,717,425

The above table assumes that the amortization commences on the Land use rights and Marketing and distribution agreement on January 1, 2020; however, actual amortization may commence at a later date as EV production commences.

Note 10.  Long-term Investments

The following table summarizes the composition of long-term investments:

	December 31,	December 31,
	2019	2018
Non-marketable equity investment	$5,967,911	$9,452,103
Equity method investment	16,653,586	16,956,506
Total	$22,621,497	$26,408,609

Non-marketable equity investment

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, impairment losses of $3.0 million and $0 were recorded in the years ended December 31, 2019 and 2018 and are recorded in “Impairment of assets” in the consolidated statements of operations.

The Company sold one non-marketable equity investment with a carrying amount of $3.2 million for GTB and recognized no gain or loss on the sale. Refer to Note 15(b) for additional information.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting:

		December 31, 2019
		January 1, 2019	Addition	Income (loss) on investment	Reclassification to subsidiaries	Impairment losses	Disposal	Foreign currency translation adjustments	December 31, 2019
Wecast Internet	(a)	$4,114	$-	$4	$-	$(6,048)	$-	$1,930	$-
Hua Cheng	(b)	308,666	-	(33,189)	-	-	(245,138)	(30,339)	-
BDCG	(c)	9,800,000	-	-	-	-	-	-	9,800,000
DBOT	(d)	6,843,726	-	(3,719,735)	(3,123,991)	-	-	-	-
Glory	(e)	-	19,991,600	(76,170)	-	(13,061,844)	-	-	6,853,586
Total		$16,956,506	$19,991,600	$(3,829,090)	$(3,123,991)	$(13,067,892)	$(245,138)	$(28,409)	$16,653,586

		December 31, 2018
		January 1, 2018	Addition	Loss on investment	Impairment loss	Foreign currency translation adjustments	December 31, 2018
Wecast Internet	(a)	$6,044	$-	$(1,935)	$-	$5	$4,114
Hua Cheng	(b)	353,498	-	(46,070)	-	1,238	308,666
BDCG	(c)	-	9,800,000	-	-	-	9,800,000
DBOT	(d)	-	6,976,346	(132,620)	-	-	6,843,726
Total		$359,542	$16,776,346	$(180,625)	$-	$1,243	$16,956,506

All the investments above are privately held companies; therefore, quoted market prices are not available. The Company has received no dividends from equity method investees in the years ended December 31, 2019 and 2018.

a)	Wecast Internet

As of December 31, 2019 and 2018, the Company has a 50.0% interest in Wecast Internet Limited (“Wecast Internet”). Wecast Internet is in the process of liquidation and the remaining carrying amount of $6,048 was impaired.

b)	Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”)

As of December 31, 2018, the Company held a 39.0% equity ownership in Hua Cheng, a company established to provide integrated value-added service solutions for the delivery of video on demand and enhanced content for cable providers. This investment was held by a PRC VIE and was deconsolidated on December 31, 2019. Refer to Note 5 for additional information on the PRC VIEs.

c)	BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, the Company signed a joint venture agreement with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing artificial intelligence and big data technology in the United States. On April 24, 2018, the Company acquired 20.0% equity ownership in BDCG from one noncontrolling party for total consideration of $9.8 million which consisted of $2.0 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3.0 million shares of the Company’s common stock), increasing the Company’s ownership to 60.0%. The remaining 40.0% of BDCG are held by Seasail Ventures Limited (“Seasail”). The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810-10-25-11) granted to Seasail. The new entity is currently in the process of ramping up its operations. Intelligenta has yet to record revenue or earnings or losses, and therefore its statement of operations and balance sheet data are not material.

As of December 31, 2019 and 2018, the excess of the Company’s investment over its proportionate share of Intelligenta’s net assets was $9.8 million and $9.8 million, respectively. The difference represents goodwill and is not being amortized.

d)	Delaware Board of Trade Holdings, Inc. (“DBOT”)

DBOT is an approved and licensed FINRA- and SEC-regulated electronic trading platform with operations in Delaware. One of the Company’s subsidiaries is powered by DBOT’s platform, trading system and technology. The Company previously accounted for this investment using the cost method as the Company then owned less than 4.0% of the common shares and the Company did not have significant influence over DBOT.

In October 2018, the Company issued 2.3 million shares of the Company’s common stock to acquire additional shares in DBOT, thereby increasing its holdings to 36.9%. As a result, the Company changed its method of accounting for this investment to the equity method. The effect of the change from cost method to equity method was immaterial.

In July 2019, the Company issued 6.7 million shares of the Company’s common stock to acquire additional shares in DBOT, thereby increasing its holdings to 99.0%. As a result, the Company began to consolidate DBOT. Refer to Note 6(c) for additional information on the acquisition and consolidation of DBOT.

e)	Glory Connection Sdn. Bhd (“Glory”)

On July 18, 2019, the Company entered into an acquisition agreement to purchase a 34.0% interest in Glory, a Malaysian company, from its shareholder Beijing Financial Holding Limited, a Hong Kong registered company, for the consideration of 12.2 million restricted common shares of the Company, initially representing $24.4 million at $2.00 per share, the contract price, and subsequently revised to $20.0 million at $1.64 per share, the closing price on the date of acquisition. As part of this transaction, the Company was also granted an option to purchase a 40.0% interest in Bigfair Holdings Limited (“Bigfair”) from its shareholder Beijing Financial Holding Limited for an exercise price of $13.2 million in the form of common shares of the Company. Bigfair currently holds a 51.0% ownership stake in Glory. The option is exercisable from July 18, 2020 to July 19, 2021. If the option is exercised, the Company would have 20.4% indirect ownership in Glory in addition to the 34.0% direct ownership it already has.

Upon the initial investment, the Company performed a valuation analysis and allocated $23.0 million and $1.4 million of the consideration transferred to the equity method investment and the call option, respectively, which was subsequently revised to $20.0 million and $0, respectively. Glory is currently in the process of ramping up its operations.

As initially contemplated, Glory, through its subsidiary Tree Manufacturing, would hold a domestic EV manufacturing license in Malaysia, a marketing and distribution agreement for EVs in the ASEAN region, as well as the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia, which was to be the site of the manufacturing operations.

In December 2019, the Company acquired a 51.0% ownership interest in Tree Technologies. Tree Technologies had previously been granted the land use rights to the 250 acres of vacant land mentioned above, which was previously anticipated would be owned by Glory. As Glory would no longer receive the land use rights to the 250 acres of vacant land, the Company evaluated its investment in Glory for impairment, and recorded an impairment loss of $13.1 million in “Impairment of and equity in loss of equity method investees” in the consolidated statements of operations.

Tree Technologies has also entered into a product supply arrangement and a product distribution arrangement with a subsidiary of Glory. The Company performed an assessment of these arrangements, and determined that Glory is a variable interest entity, but that the Company is not the prime beneficiary. As of December 31, 2019, the Company accounts for Glory as an equity method investment. Refer to Note 6(a) for additional information on the acquisition of Tree Technologies.

The Company has advanced $1.0 million to Glory in order to fund its operations, although it had no obligation to do so. The Company’s maximum exposure to Glory is $7.8 million, the sum of its investment and advances.

As of December 31, 2019, the excess of the Company’s investment over its proportionate share of Glory’s net assets was $6.6 million. The difference represents an amortizing intangible asset.

The following table summarizes the income statement information of Glory for the year ended December 31, 2019:

December 31, 2019
Revenue	$33,352
Gross profit	10,020
Net loss from operations	(596,671)
Net loss	(585,981)
Net loss attributable to Glory	(323,673)

Note 11.  Leases

As of December 31, 2019, the Company’s operating lease right of use assets and operating lease liability are $6.9 million and $7.3 million, respectively. The weighted-average remaining lease term is 6.2 years and the weighted-average discount rate is 7.5%.

The following table summarizes the components of lease expense:

Year Ended
December 31, 2019
Operating lease cost	$1,707,893
Short-term lease cost	316,905
Sublease income	(42,420)
Total	$1,982,378

The following table summarizes supplemental information related to leases:

	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash flows from operating leases		1,406,611
Right-of-use assets obtained in exchange for new operating lease liabilities		935,242

The following table summarizes the maturity of operating lease liabilities

Leased Property
Years ending December 31	Costs
2020	$1,512,025
2021	1,434,657
2022	1,422,965
2023	1,474,391
2024	1,503,859
2025 and Thereafter	1,873,794
Total lease payment	9,221,691
Less: Interest	(1,886,538)
Total	$7,335,153

Note 12.  Supplementary Information

Other Current Assets

“Other current assets” were $1.8 million and $3.6 million as of December 31, 2019 and 2018, respectively. Components of "Other current assets" as of December 31, 2019 and 2018 that were more than 5 percent of total current assets were “Other receivables” due from related parties of $1.3 million and $3.3 million, including operations deposits receivable from a non-controlling shareholder ($0.9 million), respectively.

Other Current Liabilities

“Other current liabilities” were $6.5 million and $4.6 million as of December 31, 2019 and 2018, respectively. Components of "Other current liabilities" that were more than 5 percent of total current liabilities were other payables to third parties in the amount of $5.9 million and $4.6 million respectively. Three suppliers individually accounted for more than 10% of the “Other current liabilities” balance as of December 31, 2019. Two suppliers individually accounted for more than 10% of the “Other current liabilities” balance as of December 31, 2018.

Note 13.  Promissory Notes

The following is the summary of outstanding promissory notes as of December 31, 2019 and 2018:

		December 31,			December 31,
		2019			2018
	Interest rate	Principal Amount		Carrying Amount*	Principal Amount		Carrying Amount*	Maturity Date
Convertible Note-Mr. McMahon(Note 15 (a))	4%		$3,000,000	$3,260,055		$3,000,000	3,140,055	December 31, 2020
Convertible Note -SSSIG (Note 15 (a))	4%		1,252,300	1,300,657		1,000,000	1,000,000	February 8, 2020, in process of renewal
Convertible Note-SSSIG (Note 15 (a))	4%		250,000	250,000		-	-	November 25 2020
Convertible Note-Advantech (a)	8%		12,000,000	3,192,896		12,000,000	11,313,770	June 28, 2021
Senior Secured Convertible Note (b)	10%		850,000	347,763		-	-	August 22, 2020
Senior Secured Convertible Note (c)	10%		3,580,000	1,895,958		-	-	March 27, 2021
Senior Secured Convertible Note (d)	4%		3,000,000	1,405,027		-	-	December 2020
Promissory Note (e)	6%		3,000,000	3,000,000		-	-	November 2020
Total			26,932,300	14,652,356		16,000,000	15,453,825
Less: Current portion				8,012,845			4,140,055
Long-term Note, less current portion		$		$6,639,511	$		$11,313,770

*Carrying amount includes the accrued interest.

The following table summarizes future maturities of long-term debt, contractual obligations for interest, as well as projected interest expense resulting from the amortization of debt discounts as of December 31, 2019:

	Principal	Interest
2020	$9,850,000	$12,211,919
2021	17,082,300	4,302,643
2022	-
2023	-
2024	-
Thereafter	-
	$26,932,300	$16,514,562

As of December 31, 2019, the Company was in compliance with all ratios and covenants.

(a) $12 million Convertible Note - Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12.0 million (the Notes). The Notes bear interest at a rate of 8.0%, mature on June 28, 2021, and are convertible into the shares of the Company’s common stock at a conversion price of $ 1.82 per share and subsequently reset conversion price to $1.00 in October 2019 (See Note 13 (c) below) due to the down round provision included in the convertible note purchase agreement. The initial difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a BCF recorded of $1.4 million and increased by $10.6 million due to down round provision adjustment in October 2019.

For the years ended December 31, 2019 and 2018, total interest expense recognized relating to the BCF and accrued expense was $1.5 million and $0.7 million, respectively. The carrying amounts as of December 31, 2019 and 2018, are reflected net of discounts of $10.2 million and $1.2 million, respectively, associated with the BCF of the convertible notes. This amount is being amortized based on the effective yield method through the first demand redemption date as applicable.

The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other convertible note offering.

(b) $2.05 million Senior Secured Convertible Debenture due in August 2020 - ID Ventura 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2.1 million of senior secured convertible note (“February IDV Note”). The note bears interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on August 22, 2020. In addition, IDV is entitled to the following: (1) the convertible note is senior secured; (2) convertible at an adjusted $1.00 (original $1.84) per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares have a lower conversion price (“down round provision”), (3) 1,166,113 shares of common stock of the Company and (4) a warrant exercisable for 150% of the number of shares of common stock which the note is convertible into at an exercise price of $1.00 (original $1.84) per share and will expire 7 years (extended from 5 years: See (d) below) after issuance.

The Company received aggregate gross proceeds of $2.0 million, net of $50,000 for the issuance expenses paid by IDV. Total funds received were allocated to convertible note, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the convertible note and common stocks was based on the closing price on February 22, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 111.83% and an interest rate of 2.48%.  The relative fair value of the warrants was recorded as additional paid-in capital and reduced (discount on) the carrying amount of the convertible note. The Company recognized a BCF of $0.6 million as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note, which was the fair value of the common stock at the commitment date for convertible note, less the effective conversion price..

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

The Company is also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in Grapevine and the Company has the right to request for the removal of the guarantee and collateral by issuance of additional 250,000 shares of common stock.

Modification/Extinguishment

On September 27, 2019, the Company issued 250,000 shares of common stock to IDV in exchange for the release of Grapevine as collateral. The issuance of the shares in exchange for the removal of collateral was treated as a modification of existing convertible note pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). The Company concluded that the convertible note qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2.05 million secured convertible note was written off (carrying amount: $813,254) and the amended note was recorded at fair value (approximately $1.7 million). The Company recognized a non-cash loss on extinguishment of debt in the amount of $1,236,746 and the intrinsic value of reacquisition of BCF is zero as of September 27, 2019.

Down round price adjustment on October 30, 2019

Under the down round provision included in the debenture agreement and warrant agreement, if at any time while the debenture and warrants outstanding, the Company sells or grants any options or warrants with respect to the purchase and sale of Common Stock (collectively, “ Additional Securities”) of the Company resulting in a price per share of such Additional Securities of less than the then conversion price (such lower price, the “Base Conversion/Exercise Price”), then, simultaneously with the closing of such subsequent equity sales, the conversion price and/or exercise price shall be reduced to equal the Base Conversion/Exercise Price.

As a result of our additional financing on October 30, 2019 (See (c) below), the Company entered into a letter agreement with IDV pursuant to which the Company agreed to reduce the conversion price of the Debentures and the exercise price of the Warrants from $1.84 to $1.00. The Company recognized approximately $1.4 million of remeasured BCF as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note and $0.2 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: (1) volatility rate of 112%, (2) interest rate of 2.48%, (3) zero expected dividend yield, and (4) expected life of 5 year.

Conversion

During the fourth quarter ended December 31, 2019, $1.2 million of the convertible notes, plus interest, were converted into 1,2 million shares of common stock of the Company. As a result of the conversions, the Company recognized interest expenses of $ 1.0 million with an offset to debt discount.

The discounts on the convertible note for the warrants and BCF are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of December 31, 2019, the carrying amount as of December 31, 2019 is reflected net of discounts of $538,000. Total interest expense recognized relating to the discount and accrued interest was $1.2 million for year ended December 31, 2019.

(c) $3.58 million Senior Secured Convertible Debenture due in March 2021 - ID Ventura 7

On September 27, 2019, the Company executed a security purchase agreement with IDV (“IDV September Agreement”), whereby the Company issued $2,500,000 of senior secured convertible note in September (“September IDV Notes”) and issued additional $1,080,000 of secured convertible notes subsequently based on additional investment rights in IDV September Agreement. The notes bear interest at a rate of 10% per year payable either in cash or in kind at the option of the Company on a quarterly basis and mature on March 27, 2021. In addition, IDV is entitled to the following: (i) the convertible note is senior secured; (ii) convertible at an adjusted $1.00 (original $1.84) per share of Company common stock at the option of IDV, subject to down round provision, (ii) 1.5 million shares of common stock of the Company and (iii) a warrant exercisable for 150% of the number of shares of common stock which the note is convertible into at an exercise price of $1.00 (original $1.84) per share and will expire in 7 years (extended from 5 years: See (c) below) after issuance.

The Company received net proceeds of $3.5 million (aggregate gross proceeds of $3.6 million, net of $65,000 for the issuance expenses paid to IDV). Total gross proceeds were allocated to convertible note, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the convertible note and common stocks was based on the closing price on September 27, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 122.44% and an average interest rate of 1.66%.  The relative fair value of the warrants was recorded as additional paid-in capital and reduced (discount on) the carrying amount of the convertible note. The Company recognized a BCF as a discount on convertible note at its intrinsic value, which was the fair value of the common stock at the commitment date for convertible note, less the effective conversion price. The Company recognized approximately $1.3 million of BCF in total as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note in the accompanying consolidated balance sheet.

The convertible note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the convertible note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The convertible note is collateralized by the Company’s equity interest in DBOT.

IDV has registration rights that require the Company to file and register the common stock issued or issuable upon conversion of the convertible note or the exercise of the warrants, within 120 days following the closing of the transaction.

The Company is also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Down round price adjustment on October 30, 2019

On October 29, 2019 the Company entered into a letter agreement (the “Agreement”) with IDV pursuant to which the Company agreed to reduce the conversion price of the Debentures and the exercise price of the Warrants from $1.84 to $1.00 for February IDV Note and September IDV Note due to the lower conversion price and exercise price agreed in the additional issuance in October. The Company recognized $150,000 of remeasured BCF as an increase in additional paid in capital and reduced (discount on) the carrying amount of the convertible note and $149,000 of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants.

The discounts on the convertible note for the warrants and BCF are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of December 31, 2019, the carrying amount as of December 31, 2019 is reflected net of discounts of $1,779,000. Total interest expense recognized relating to the discount and accrued interest was $ 0.7 million for year ended December 31, 2019.

Additional Issuance for no additional consideration-Consent of YA II PN convertible notes

On December 19, 2019, the Company executed an additional issuance agreement with IDV. pursuant to which the Company obtained a consent from IDV for subsequent financing with YA II PN (see (d) below) in exchange for (1) 2.0 million shares of the Company’s common stock; (2) the warrant to purchase 1.0 million shares of the Company’s common stock at an exercise price of $1 with a 7-year term in the form of prior warrants issued to IDV; (3) a 2 year extension of the exercise period for all outstanding warrants held by IDV.

The additional issuance above and the exercise period extension in exchange for the consent was treated as a modification of existing convertible note pursuant to the guidance of ASC 470-50. The Company concluded that the convertible notes issued based on IDV September Agreement qualified for debt extinguishment as the 10.0% cash flow test was met. As a result, the $3.6 million secured convertible note was written off (carrying amount $0.4 million) and the amended note was recorded at fair value ($2.2 million) along with a BCF at intrinsic value ($0.5 million). The Company measured and recognized the intrinsic value of the BCF (reacquisition price $0.5 million) on December 19, 2019 and recognized a non-cash loss on extinguishment of debt in the amount of $2.7 million in accordance with ASC 470-20-40-3. In addition, the Company recognized deemed dividend of approximately $0.5 million for the extension of exercise period for all applicable warrants issued to IDV.

(d) $5 million Senior Secured Convertible Debenture due in December 2020 - YA II PN

On December 19, 2019, the Company completed the initial closing with respect to a securities purchase agreement with YA II PN, Ltd, a company incorporated under the laws of the Cayman Islands (“YA II PN”), where YA II PN has agreed to purchase from the Company up to $5.0 million (with 4% discount) in units consisting of secured convertible debentures (the “Convertible Debentures”), which shall be convertible into shares of the Company’s common stock at lower of (1) $1.50 per share or (2) 90% of the lowest 10 day volume weighted average price (“VWAP”) with a floor price at $1.00, subject to adjustments if subsequent equity shares have a lower conversion price, and shares of the Company’s Common Stock. The purchase and sale of the units shall take place in three closings:

1.	First Closing: $2.0 million of Convertible Debentures and 1,4 million shares of Common Stock closed on December 19, 2019;
2.	Second Closing $1.0 million of Convertible Debentures and 0.7million shares of Common Stock closed on December 31, 2019 upon filing the registration statement; and
3.	Third Closing: $2.0 million of Convertible Debentures and 1.4 million shares of Common Stock closed on February 13, 2020 when such registration statement was declared effective by the SEC.

The Convertible Note matures on December 19, 2020 and accrues at an 4.0% interest rate. YA II PN also received (i) a warrant (the “Warrant I”) exercisable for 1.7 million shares of common stock at $1.50 with an expiration date 60 months from the date of the agreement, and (ii) a warrant (the “Warrant II”) exercisable for 1.0 million shares of common stock at $1.00 with an expiration date of 12 months from the date of the agreement.

The Company received aggregate gross proceeds of $2.9 million (net of $0.1 million discount) as of December 31, 2019 and received $2.0 million in February 2020. Total funds received were allocated to Convertible Debentures, common stocks and warrants based on their relative fair values in accordance with ASC 470-20-30. The value of the Convertible Debentures and common stocks was based on the closing price on December 19, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years (1 year for Warrant II), expected dividend rate of 0%, volatility of 122.44% and an interest rate of 1.66% (1.54% for Warrant II). The relative fair value of the warrants was recorded as additional paid-in capital and reduced (discount on) the carrying amount of the convertible note. There was no BCF because its intrinsic value is zero since the stock price of the common stock at the commitment date for convertible note is greater than the effective conversion price.

The convertible note is redeemable at the option of the Company in whole or in part at an initial redemption price of the principal amount of the convertible note plus a redemption premium equal to 15% of the amount being redeemed and accrued and unpaid interest to the date of redemption. YA II PN also has registration rights that demand the Company to file and register the common stock issued or issuable upon conversion of the convertible note or the exercise of the warrants. The security purchase agreement contains customary representations, warranties and covenants.

The discounts on the convertible note for the warrants and BCF are being amortized to interest expense, using the effective interest method over the term of the convertible note. As of December 31, 2019, the unamortized discount on the convertible note is $1.0 million. Total interest expense recognized relating to the discount and accrued interest was approximately $70,000 for year ended December 31, 2019.

(e) $3 million Promissory Note due in November 2020 – New Castle County

On November 25, 2015, DBOT, the subsidiary which the Company acquired in 2019 (note 6 (c)) , entered into a promissory note with New Castle County, a political subdivision of the State of Delaware in the aggregate principal amount of $3.0 million (the Notes). The Notes bear interest at a rate of 6%, mature on November 25, 2020. For the year ended December 31, 2019, the Company recorded interest expense of $180,000 related to the Note. The agreement also requires the Company to comply with certain covenants, including restrictions on new indebtedness offering and liens.

Note 14.  Stockholders’ Equity

Convertible Preferred Stock

Our Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2019 and 2018, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

Common Stock

Our Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.

2019 Equity Transactions

In the year ended December 31, 2019, the Company issued 8.2 million shares of common stock related to the issuance of convertible notes. Refer to Note 13 for additional information. The Company issued 15.9 million shares of common stock related to business acquisitions. Refer to Notes 6(a), 6(b), and 6(c) for additional information. The Company issued 7.4 million shares of common stock related to asset acquisitions. Refer to Notes 9(a) and 9(b) for additional information. The Company issued 14.7 million shares of common stock related to a long-term investment. Refer to Note 10(e) for additional information.

2018 Equity Transactions

In March and June 2018, the Company entered into a subscription agreement with GT Dollar Ptd. Ltd. (“GTD”) for a private placement which was subsequently amended to reduce the amount of the investment to from $40.0 million to $10.0 million. In October 2018, the Company received $10.0 million and issued an aggregate of 5.5 million shares of the common stock of the Company, for $1.82 per share, to GTD.

In June and December 2018, the Company entered into a subscription agreement and amended agreements with Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation (“SSSIG”), an affiliate of Dr. Wu, to purchase $1.1 million of common stock at the then market price. The Company has received $1.1 million in total as of December 31, 2018. The Company issued 0.6 million shares of common stock in June 2019.

In July and December, 2018, the Company entered into a share purchase and option agreement and amended agreement with Star Thrive Group Limited (“Star”), a British Virgin Islands corporation, pursuant to which Star purchased 5.0 million shares of the Company’s common stock, for $9.2 million (the “Investment”). The Company also granted to Star a share purchase option (the “Call Option”) pursuant to which Star may, within 24 months after July 24, 2018, purchase from the Company such number of shares of common stock that would bring Star’s total ownership of the Company’s issued and outstanding shares up to 19.5% on a fully diluted basis, at a price equal to 95.0% of the weighted average trading price of the common stock within 3 months prior to the exercise date of the Call Option. As of December 31, 2018, the Company has received $9.2 million and 5.0 million shares have been issued. The fair value of the call option is $8.0 million using the Black-Sholes valuation model using the following assumptions: expected terms 1.81 years; volatility 132.55%; dividend yield: zero and risk free interest rate 2.81%. The management determined that the call options is classified within shareholders’ equity as “Additional paid-in capital” upon the issuance in accordance with ASC 815-40 and the proceeds from the investment are allocated to common stock and call options based on the relative fair value of the securities in accordance with ASC 470-20-30.

Note 15.  Related Party Transactions

(a)	Convertible Note

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, our Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million (the “Note”) at a 4.0% interest rate computed on the basis of a 365-day year. The Company entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock) and extension of the maturity date to December 31, 2020.

The accumulated interest payable as of December 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively. For the years ended December 31, 2019 and 2018, the Company recorded interest expense of $0.1 million and $0.1 million related to the Note. The Company did not pay such interest to Mr. McMahon in years ended December 31, 2019 and 2018.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and is convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. The Company is in the process of negotiating an extended due date, and believes it has the ability to do so.

As of December 31, 2019, the Company received $1.3 million from SSSIG. The Company has not received the remaining $1.2 million as of the date of this report. For the year ended December 31, 2019, the Company recorded interest expense of $48,357 related to the Note. The Company has not paid the interest yet.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, matures on November 25, 2021, and is convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. As of December 31, 2019, the Company received $0.25 million from SSSIG.

(b) Transactions with GTD

Disposal of Assets in exchange of GTB

In March 2019, the Company completed the sale of the following assets (with total carrying amount of $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1.3 million GTB. The Company considers the arrangement as a nonmonetary transaction and the fair values of GTB are not reasonably determinable due to the reasons described below. Therefore, GTB received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845-10-30.

•	License content (net carrying amount $17.0 million)

•	13% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount of $3.2 million which was included in long-term investment as a non-marketable equity investment)

•	Animation copy right (net carrying amount $0.2 million which was included in intangible assets.)

Digital asset management services

The Company recognized revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606-10-32, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): 1) it only trades in one exchange, which operations have been less than one year; 2) its historical volatility is high; and 3) the Company’s intention at the time to hold the majority of GTB, as part of its digital asset management services; and 4) associated risks related to holding GTB. Therefore, the value of 7.1 million GTB using Level 2 measurement was $40.7 million with a 76% discount to the fixed contract price agreed upon by both parties when signing the contract. The Company considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76%. The estimated value of GTB is calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155%; dividend yield: zero and risk-free interest rate 2.25%. As of December 31, 2019, all performance obligations associated with the development of the master plan for GTD’s assets had been satisfied. Accordingly, the Company recognized revenue of $40.7 million in the year ended December 31, 2019. The Company does not anticipate recording any revenue related to the provision of Digital Asset Management Services in 2020.

Refer to Note 9(f) for information concerning the impairment loss of $61.1 million recorded related to GTB in the year ended December 31, 2019.

(c) Crude Oil Trading

For the year ended December 31, 2018, the Company purchased crude oil in the amount of $244.1 million from three suppliers that a minority shareholder of the Company has significant influence upon because this minority shareholder has significant influence on both our Singapore joint venture and these three suppliers. The Company has recorded the purchase in “Cost of revenue from related parties” in its consolidated statements of operations. No such related party transactions occurred in the year ended December 31, 2019.

(d) Severance payments

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay $0.8 million in total for salary, severance and expenses. The Company paid $0.6 million in the first quarter of 2019 and recorded $0.2 million in “Other current liabilities” on its consolidated balance sheet as of December 31, 2019. The $0.8 million severance expenses were recorded in “Selling, general and administrative expenses” in the consolidated statements of operations.

(e) Borrowing from Dr. Wu. and his affiliates

In the year ended December 31, 2019, the Company’s net borrowings from Dr. Wu and his affiliates increased by $3.3 million. The Company recorded these borrowings in “Amount due to related parties” in its consolidated balance sheet as of December 31, 2019. These borrowings bear no interest.

(f) Acquisition of Fintalk Assets

Refer to Note 9(b) for additional information.

(g)   Sale of Red Rock Global Capital LTD (“Red Rock”)

Refer to Note 6(f) for additional information.

(h) Acquisition of Grapevine Logic. (“Grapevine”)

Refer to Notes 6(b) and 6(d) for additional information.

(i)  Sale of Amer Global Technology Limited (“Amer”)

Refer to Note 6(g) for additional information.

(j) Taxis commission revenue from Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)

During the second quarter of 2019, the Company signed an agreement with iUnicorn (also known as Shenma Zhuanche) to form a strategic joint venture that will focus on green finance and integrated marketing services for new energy taxi vehicles as part of Ideanomics’ Mobile Energy Group (“MEG”). The Company agreed to contribute advisory and sales resources which include arranging ABS-based auto financing with its bank partners, and will have 50.01% ownership interest in the joint venture and will have control of the board. iUnicorn, which will own 49.99% of the of the joint venture, agreed to contribute its vehicles sales orders in Sichuan province. The joint venture will generate revenues from commissions on vehicle sales order and ABS fees related to the financing, which will vary accordingly to manufacturer and vehicle model.

During the third quarter of 2019, the joint venture took over an order of 4,172 EV taxis from a third-party and helped facilitate the completion of the order in that quarter 2019. As part of the transaction, Qianxi agreed to pay a commission of $2.7 million to the joint venture for facilitating the completion of this order. There is no other remaining performance obligation relating to this commission. In addition, the commission revenue is considered revenue from a related party as the minority shareholder of the joint venture is an affiliate of our customer, Qianxi.

(j) Long Term Investment to Qianxi

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co.(“Shenma”) to acquire its 1.72% ownership in Qianxi with the consideration of $4.9 million, which will be paid in six installments. Shenma need to complete the share transfer registration prior to May 31, 2020, otherwise it will return the investment payment to the Company. The Company has paid $0.5 million as of December 31, 2019 and recorded it on the “Other Non-Current Assets” since the share transfer registration is not completed yet.

Note 16.  Share-Based Payments

As of December 31, 2019, the Company had 14.9 million options, 0.1 million restricted shares and 9.0 million warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, our Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of December 31, 2019, the maximum aggregate number of shares of our common stock that may be issued under the 2010 Plan increased from 4.0 million shares to 31.5 million shares. As of December 31, 2019, options available for issuance are 14.1 million shares.

For the years ended December 31, 2019 and 2018, total share-based payments expense was $9.1 million and $3.4 million, respectively.

(a)	Stock Options

The following table summarizes stock option activity for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,706,431	$3.28	4.08	$-
Granted	14,325,000	1.98	9.15	-
Exercised	0	0		-
Expired	(83,333)	1.98		-
Forfeited	(1,011,372)	1.98		-
Outstanding at December 31, 2019	14,936,726	2.13	8.48	-
Vested and expected to be vested as of December 31, 2019	14,936,726	2.13	8.48	-
Options exercisable at December 31, 2019 (vested)	7,163,814	2.29	7.75	-

As of December 31, 2019, $11.7 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.15 years. The total fair value of shares vested in the years ended December 31, 2019 and 2018 was $8.5 million and $0.4 million respectively.  Cash received from options exercised in the years ended December 31, 2019 and 2018 was $0 and $28,000.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the year ended December 31, 2019. There were no options granted in the year ended December 31, 2018.

December 31,
2019
Expected term	5.52 years
Expected volatility	98%
Expected dividend yield	0%
Risk free interest rate	2.51%

(b)	Warrants

In connection with certain of the Company’s financings and service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother were expired without exercise on January 31, 2019. The Company issued warrants to IDV and YA II PN, Ltd. in connection with senior secured convertible notes (See Note 13) and the weighted average exercise price was $1.09 and the weighted average remaining life was 5.67 years.

	2019	2018
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
2014 Broker Warrants (Series E Financing)	-	60,000	$1.75	01/31/2019
2018 IDV (Senior secured convertible note)	1,671,196	-	1.00	2/22/2026
2019 IDV (Senior secured convertible note)	4,658,043	-	1.00	9/27/2026
2019 YA II PN, Ltd. (Senior secured convertible debenture)	1,666,667	-	1.50	12/13/2024
2019 YA II PN, Ltd. (Senior secured convertible debenture)	1,000,000	-	1.00	12/13/2020
	8,995,906	60,000

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

In January 2019, the Company granted 0.2 million restricted shares to the three independent directors under the “2010 Plan” which was approved as part of the 2018 independent board compensation plan by the Board of Directors. The restricted shares were all vested immediately since commencement date. The aggregated grant date fair value of all those restricted shares was $0.3 million.

A summary of the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2019	87,586	$2.46
Granted	220,163	1.24
Forfeited	(3,500)	2.60
Vested	(249,163)	1.40
Non-vested restricted shares outstanding at December 31, 2019	55,086	2.38

 As of December 31, 2019, there was $16,575 of unrecognized compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted-average period of 0.23 years.

Note 17.  Loss Per Common Share

	2019	2018
Net loss attributable to IDEX common stockholders	$(98,507,524)	$(27,426,356)
Basic
Basic weighted average common shares outstanding	119,766,859	78,386,116
Diluted
Diluted weighted average common shares outstanding	119,766,859	78,386,116
Net loss per share:
Basic	$(0.82)	$(0.35)
Diluted	$(0.82)	$(0.35)

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

	December 31,	December 31,
	2019	2018
Warrants	8,995,906	60,000
Options	14,936,726	1,706,431
Series A Preferred Stock	933,333	933,333
DBOT Contingent Shares	8,501,313
Convertible promissory note and interest	21,678,482	10,407,233
Total	55,045,760	13,106,997

Note 18.  Income Taxes

(a)	Corporate Income Tax (“CIT”)

Ideanomics, Inc., M.Y. Products LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are subject to U.S. federal and state income tax.

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

In accordance with the Corporate Income Tax Law of the PRC (“CIT Law”), effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law. Since our non-PRC entities have accumulated losses, the application of this tax rule will not result in any PRC tax liability, if our non-PRC incorporated entities are deemed PRC tax residents.

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

Loss before tax and the provision for income tax benefit consists of the following components:

	2019	2018
Loss before tax
United States	$(88,688,205)	$(13,139,622)
PRC/Hong Kong/Singapore	(7,722,717)	(15,323,706)
	$(96,410,922)	$(28,463,328)

Deferred tax benefit of net operating loss
United States	$-	$-
PRC/Hong Kong/Singapore	(176,107)	-
	$(176,107)	$-
Deferred tax expense (benefit) other than benefit of net operating loss
United States	$(513,935)	$(40,244)
PRC/Hong Kong	-	-
Total deferred income tax expense (benefit)	$(513,935)	$(40,244)

Current tax expense (benefit) other than benefit of net operating loss
United States	$-	$-
PRC/Hong Kong	$931,388	$-
Total current tax expense (benefit)	$931,388	$-

Total income tax expense (benefit)	$417,453	$(40,244)

A reconciliation of the expected income tax derived by the application of the U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2019	2018
U. S. statutory income tax rate	21%	21%
Non-deductible expenses:
Non-deductible stock awards	(1.9)%	(1.2)%
Non-deductible loss on contingent consideration	(1.1)%	0.0%
Others	(0.3)%	(0.9)%
Non-deductible interest expenses	(1.2)%	(0.6)%
Increase in valuation allowance	(16.4)%	(18.4)%
Tax rate differential	(0.5)%	0.1%
Effective income tax rate	(0.4)%	0.0%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
U.S. NOL	$17,470,708	$7,977,213
Foreign NOL	6,846,645	6,406,052
U.S. capital loss carryover	4,376,715	-
Accrued payroll and expense	171,580	131,867
Nonqualified options	772,365	780,800
Convertible notes	751,625	-
Impaired assets	1,436,065	-
Others	114,819	171,819

Total deferred tax assets	31,940,522	$15,467,751
Less: valuation allowance	(30,274,655)	$(15,467,751)

Property and equipment	(36,368)	-
Intangible assets	(1,629,499)	-
		-
Total deferred tax liabilities	(1,665,867)	-
Net deferred tax assets	$-	-

As of December 31, 2019, the Company had $83.1 million U.S domestic cumulative tax loss carryforwards and $28.3 million foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. $26.8 million of the U.S. carryforwards expire in the years 2027 through 2037. The remaining U.S. tax loss is not subject to expiration under the new Tax Law. These PRC tax loss carryforwards will expire beginning year 2020 to year 2024. The Company also has a U.S. capital loss carryover, available to offset future capital gains, of $20.8 million , $20.4 million of which expires in 2025 and the rest in 2024. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased by $14.8 million in the year ended December 31, 2019, which consists of $14.5 million resulting from operations and $0.3 million resulting from deferred tax liabilities acquired in the DBOT acquisition. The valuation allowance increased by $3.0 million in the year ended December 31, 2018, which consists of $2.3 million resulting from operations and $0.7 million resulting from deferred tax liabilities acquired in the Grapevine acquisition.

(b)	Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. There was no identified unrecognized tax benefit as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company did not accrue any material interest and penalties.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service for at least 2010 and later years. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the PRC tax returns for the PRC operating companies are subject to examination by the PRC tax authorities for all periods from the companies’ inceptions in 2009 through 2019 as applicable.

(c)	U.S. Tax Reform

On December 22, 2017 the U.S. enacted the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”) which made significant changes to corporate income tax law. One significant change was to decrease the general corporate income tax rate from 34% to 21%. This change in the rate reduced the Company’s deferred tax assets at December 31, 2017 by $4.4 million. This reduction had no effect on the Company’s income tax expense as the reduction in deferred tax assets was offset by an equivalent reduction in the valuation allowance.

Another significant change resulting from U.S. Tax Reform is that any future remittances to the parent company from business income earned by its subsidiaries outside of the U.S. will no longer to taxable to the Company under U.S. tax law. The Company would be liable for payment of income tax, or reduction of the net operating loss carryover, at a reduced rate for any accumulated earnings and profits of its non-U.S. subsidiaries at December 31, 2017. The Company determined that its non-U.S. subsidiaries had no accumulated earnings and profits as of December 31, 2017.

U.S. Tax Reform includes provisions for Global Intangible Low-Taxed Income (“GILTI”) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (“BEAT”) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Note 19. Contingencies and Commitments

Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

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

Note 20. Concentration, Credit and Other Risks

a)	PRC Regulations

The PRC market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extended to the ability of the Company to conduct wireless telecommunication services through contractual arrangements in the PRC since the industry remains highly regulated. The Company conducted legacy YOD business in China through a series of contractual arrangements, which were terminated as of December 31, 2019. Refer to Note 5 for additional information. The Company believed that these contractual arrangements were in compliance with PRC law and were legally enforceable, or their respective legal shareholders failed to perform their obligations under the contractual arrangements or any dispute relating to these contracts remained unresolved, the Company could enforce its rights under the VIE contracts through PRC law and courts. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In particular, the interpretation and enforcement of these laws, rules and regulations involve uncertainties.

b)	Major Customers

For the year ended December 31, 2019, one customers individually accounted for more than 10.0% of the Company’s revenue (91% of revenue). One customer individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2019 (95% of accounts receivable).

For the year ended December 31, 2018, two customers individually accounted for more than 10.0% of the Company’s revenue (91% of revenue). Two customers individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2018 (39% of accounts receivable).

c)	Major Suppliers

For the year ended December 31, 2019, no suppliers individually accounted for more than 10.0% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2019.

For the year ended December 31, 2018, three suppliers (two of whom are related parties) individually accounted for more than 10.0% of the Company’s cost of revenues. Two suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2018.

(d)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of December 31, 2019 and 2018, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

The following table summarizes the Company’s cash and time deposits maintained at banks:

	December 31,
	2019	2018
RMB denominated bank deposits with financial institutions in the PRC	$135,899	$1,523,622
US dollar denominated bank deposits with financial institutions in the PRC	24,459	133,053
HKD denominated bank deposits with financial institutions in Hong Kong Special Administrative Region (“HK SAR”)	7	13,133
US dollar denominated bank deposits with financial institutions in HK SAR	51,240	44,182
US dollar denominated bank deposits with financial institutions in Singapore	570,373	697,099
US dollar denominated bank deposits with financial institutions in the United States of America (“USA”)	1,804,124	695,155
Ringgit denominated bank deposits with financial institutions in Malaysia	229	-
SGD denominated bank deposits with financial institutions in Singapore	45,635	-
Total	$2,631,966	$3,106,244

As of December 31, 2019 and December 31, 2018 deposits of $0.4 million and $0.0 million were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, USA, Singapore and Cayman with acceptable credit rating.

Note 21. Defined Contribution Plan

For U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100.0% employer matching contribution of the first 4.0% of eligible pay that the employee contributed to the plan. Employees are immediately 100.0% vested in the Company’s non-discretionary contribution to the 401(k) Plan. Company 401(k) matching contributions were $27,244 and $3,242 in the years ended December 31, 2019 and 2018, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contribution for such PRC employee benefits was $0.4 million and $0.5 million in the years ended December 31, 2019 and 2018, respectively.

Note 22.  Geographic Areas

The following table summarizes geographic information for long-lived assets:

	December 31,	December 31,
	2019	2018
United States	$64,360,287	$42,220,799
Malaysia	51,733,413	-
British Virgin Islands	3,000,000	3,000,000
Other	510,741	3,942,270
Total	$119,604,441	$49,163,069

Note 23. Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable:

	December 31, 2019
	Level I	Level II	Level III	Total
Acquisition earn-out liability[1]	-	-	7,311,129	7,311,129

Note

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the third quarter of 2019 and as subsequently remeasured as of December 31, 2019 as disclosed in Note 6(c).

The fair value of the acquisition earn-out liability as of December 31, 2019 was valued using the Black-Scholes Merton method.

The following table summarizes the significant inputs and assumptions used in the model:

December 31, 2019
Risk-free interest rate	1.6%
Expected volatility	30%
Expected term	0.25 year
Expected dividend yield	0%

The significant unobservable inputs used in the fair value measurement of the acquisition earn-out liability includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the reconciliation of Level 3 fair value measurements:

Acquisition Earn-out Liability
January 1, 2019	$-
Addition	(2,217,034)
Remeasurement (loss)/gain recognized in the income statement	(5,094,095)
December 31, 2019	$(7,311,129)

Note 24. Subsequent Events

On January 24, 2020, the Company entered into an agreement (the “Agreement”) with Qingdao Xingyang City Investment (“Qingdao”) in which Qingdao agreed to invest, pursuant to an installment plan, in the Company’s subsidiary, Qingdao Mobile New Energy Vehicle Sales Co. Ltd. (“Mobile”), an aggregate of potentially 200 million RMB as registered capital with an initial investment of 50 million RMB ($7.2 million). The Company and Qingdao also agreed to jointly establish Mobile to engage in electric commercial vehicle sales. Pursuant to the Agreement Qingdao agreed that within 10 days after the completion of the establishment of Mobile Qingdao would invest 50 million RMB as the first installment and, once Mobile starts operation, an additional 50 million RMB as registered capital for each 10 billion RMB sales revenue realized by Mobile or for each 10 billion RMB increase in the market value of Mobile. Once Mobile achieves 30 billion RMB or its market value reaches 30 billion RMB, Qingdao will pay the 200 million RMB in full as registered capital. Qingdao will receive a 10% equity interest in Mobile for the full investment of 200 million RMB.

On January 31, 2020 the Company issued 10.9 million shares of the Company’s common stock pursuant to the terms of the True-Up provisions of the securities purchase agreement for the Company’s acquisition of DBOT. The securities purchase agreements required the Company to issue additional shares of the Company’s common stock (“True-Up Common Stock”) in the event the stock price of the common stock was below $2.11 at the close of trading on January 30, 2020, the day immediately preceding the lock-up date. The common stock issuance is subject to the restrictions of Rule 144A of the Securities Act of 1933.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company’s accountants in the year ended December 31, 2019.

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

On February 16, 2018, the Company appointed BF Borgers CPA PC (“BFB”) as its new independent registered public accounting firm to audit the Company’s financial statements as of and for the years ended December 31, 2017 and 2016. The decision to retain BFB was approved by the Audit Committee. During the Company’s fiscal periods prior to February 16, 2018, neither the Company nor anyone on its behalf has consulted with BFB regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that BFB concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. B F Borgers CPA PC, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2019, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of B F Borgers CPA PC, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors as of March 29, 2019.

NAME	AGE	POSITION
Bruno Wu	53	Chairman
Shane McMahon	47	Vice Chairman
Alf Poor	49	Chief Executive Officer, Director
Conor McCarthy	62	Chief Financial Officer
James Cassano	71	Director
Jerry Fan	51	Director
Steven Fadem	69	Director
John Wallace	69	Director
Harry Edelson	86	Director
Chao Yang	69	Director

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

Mr. Conor McCarthy. Mr. McCarthy was appointed as our Chief Financial Officer on September 9, 2019. Mr. McCarthy has over 30 years of experience as a Chief Financial Officer in areas such as corporate strategy and corporate finance including capital raising and M&A. Mr. McCarthy most recently served as the Chief Financial Officer of OS33, a private equity backed FinTech SaaS platform for compliance and productivity enablement for the wealth management industry with 200 employee from July 2018 to May 2019. Prior to that, Mr. McCarthy served as the (i) Chief Financial Officer of Intent from May 2016 to July 2018; (ii) the Chief Financial Officer of Convergex Group from June 2014 to July 2015 and (iii) the Chief Financial Officer and Finance Director of the Americas for GFI Group, Inc., a NYSE-listed fintech wholesale money broker with revenues of almost $1Billion (now part of BGC Partners, Nasdaq: BGCP), from March 2005 to June 2014. Mr.McCarthy, holds a CA from the Institute of Chartered Accountants in Ireland. Mr. McCarthy started his career as an auditor with KPMG in Ireland. Mr. McCarthy then transitioned into financial services, working as CFO, Treasurer, and in other executive finance roles, with trading and brokerage firms, as well as high growth fintech partners supporting the financial services industry.

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

Steven Fadem. Mr. Fadem was appointed as director of the Company effective as of August 14, 2019. He is an innovative executive and thought leader with substantial experience building media, entertainment, technology, information services, big data and cybersecurity companies with experience in the digital transformation of traditional businesses. Mr. Fadem has successfully launched start-ups; turnarounded and revitalized complex corporate businesses and created long-term-value for professional services organizations. Mr. Fadem was the Chairman of Global Data Sentinel, a cybersecurity firm he co-founded in 2014. In his capacity as Chairman, he has led the company’s strategic development and client acquisition efforts. Previously, Mr. Fadem ran several private equity-backed companies in media, energy, information services and financial services; the business side of a top-five Am Law firm, Kirkland & Ellis; and a major financial services firm, Geller & Co. which, among other things, possesses a major multifamily office servicing the ultra-high net worth community and is the outsourced CFO for Bloomberg L.P. Mr. Fadem received his JD from Emory University School of Law and a B.S. in Economics from the Wharton School of the University of Pennsylvania .

Harry Edelson. Mr. Edelson was appointed as director of the Company effective as of September 15, 2019, CFA, CCP, CDP, is the Founder of Edelson Technology Partners, and President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, M&A, and investments. From 1984 until 2005 Mr. Edelson was an advisor and consultant for 10 multinational corporations (AT&T, Viacom, 3M, Ford Motor, Cincinnati Bell, Colgate-Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS). During this time he managed four technology-oriented strategic venture capital funds for the aforementioned 10 companies using corporate rather than pension money. He has served on over 150 boards of directors, 12 as chairman. At some time in the past five years, Harry Edelson served as a director of four private companies, Airwire, PogoTec, eChinaCash, Pathway Genomics, and one public company, China Gerui. Executive positions in industry include Senior Systems Computer Engineer for Unisys, Transmission Engineer for AT&T (1962-1967), CTO for Cities Service (1967-1970) and Director of Marketing for a terminal manufacturer serving the nascent internet industry (1971-1973). His experience in technology led him to a 12 year career as a securities analyst on Wall Street covering telecommunications, computers, and office equipment for three leading investment banking firms in the 1970s and 1980s. Harry obtained a BS in Physics from Brooklyn College in 1962, MBA from New York University Graduate School of Business in 1965, and completed a Graduate Program in Telecommunications Engineering at the Cornell Graduate School of Electrical Engineering in 1966. In 2007, Harry served as Chairman and Chief Executive Officer for China Opportunity Acquisition Corp., a SPAC that raised $40 million and merged with China Gerui in 2009. Mr. Edelson was a Council member of The Julliard School of Music Dance & Drama, and is the founder and still Chairman of the China Investment Group; and the founder and current member of the Chinese Cultural Foundation. Harry’s qualifications to serve as a director include decades of experience on Wall Street and various venture capital ventures. He has SPAC experience, vast board experience, and participated in numerous M&A transactions.

John Wallace. Mr. Wallace is a seasoned executive with experience across a range of industries. For the majority of his career, John was a senior executive & officer of the Philadelphia Stock Exchange ("PHLX"). John started at the PHLX in 1964 and became a member of the PHLX in 1971. John served as a member of the PHLX Board of Governors from 1984 until August 2008. During his tenure at the PHLX John held several senior positions including Chairman, Vice Chairman and Chief Executive Officer. He traded on all floors of the exchange in the capacity of a specialist/market maker on the options and equity floors, and as a floor broker for equities, options, and currencies. In addition to his service as Chairman of the PHLX Options Committee and member of the PHLX Executive Committee, John served on virtually every PHLX Committee and chaired the following PHLX committees: Admissions, Allocation, Arbitration, Elections, Evaluation and Securities, Finance, Long Range Strategic Planning, Marketing, New Product Development and Nominating. John also served as Chairman of the Board of the Stock Clearing Corporation of Philadelphia, Chairman of the Board of the Philadelphia Board of Trade, Chairman of the Board of the Philadelphia Depository Corporation and as a board member of the PHLX's technology subsidiary, and Advanced Tech Source Company. Over the course of his career in the securities industry, John has also been a member of the Toronto Stock Exchange, a seat owner of the New York Mercantile Exchange as well as registered with the National Futures Association as a floor broker.

Chao Yang. Mr. Yang was appointed as a director of the Company on August 7, 2018. Mr. Yang has been an Independent Non-Executive Director of Fosun International Limited since December 2014. Mr. Yang was the chairman of China Life Insurance Company Limited (listed on the Hong Kong Stock Exchange with stock code: 02628) from July 2005 to June 2011, the president and secretary of party committee of China Life Insurance (Group) Company from May 2005 to May 2011 and an independent non-executive director of SRE Group Limited (listed on the Hong Kong Stock Exchange with stock code: 01207) from November 2013 to December 2015. As at 31 December 2017, Mr. Yang has been a member of the 12th National Committee of the Chinese People’s Political Consultative Conference and its Social and Legislative Committee. Mr. Yang, a Senior Economist, has more than 40 years of experience in the insurance and banking industries, and was awarded special allowance by the State Council. Mr. Yang graduated from Shanghai International Studies University and Middlesex University in the United Kingdom, majoring in English and business administration respectively, and received a master’s degree in business administration.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining shareholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website www.ideanomics.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting our Corporate Secretary at No.4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of nine members: Bruno Wu, Shane McMahon, Alfred Poor, James Cassano, Jerry Fan, Chao Yang, John Wallace, Steven Fadem, and Harry Edelson. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.ideanomics.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at No.4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of the date of this Annual report, the Board was composed of nine members, five of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

We encourage our shareholders to learn more about our Company’s governance practices at our website, www.ideanomics.com.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Shane McMahon, Jerry Fan, Chao Yang and Kang Zhao are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Jerry Fan and Steven Fadem with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

Compensation Committee

Our Compensation Committee consists of  Steven Fadem and James Cassano with Mr. Fadem acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Jerry Fan and  Harry Edelson with Harry Edelson acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

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

Alfred Poor. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations. In light of our business and structure, Mr. Poor’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

James S. Cassano. Mr. Cassano has substantial experience as a senior executive in management consulting, corporate development, mergers and acquisitions and start up enterprises across a numerous different industries. In light of our business and structure, Mr. Cassano’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

John Wallace. Mr. Wallace as a senior executive in the US financial markets. Mr. Wallace was a senior executive & officer of the Philadelphia Stock Exchange ("PHLX") holding variously the positions of Chairman, Vice Chairman and Chief Executive Officer of the exchange. In light of our business and structure, Mr. Wallace’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Steven Fadem. Mr. Fadem is an innovative executive and thought leader with substantial experience building media, entertainment, technology, information services, big data and cybersecurity companies with experience in the digital transformation and turnaround of traditional businesses. In light of our business and structure, Mr. Fadem’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

Harry Edelson. Mr. Edelson is the Founder of Edelson Technology Partners, and President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, M&A, and investments. In light of our business and structure, Mr. Edelson’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and representations of our directors and executive officers, except for the Form 3 Initial Statement of Beneficial Ownership to be filed by our directors Alf Poor, and Kang Zhao, and the Form 4 in connection with grants of stock options to be filed by our directors Jim Cassano, Shane McMahon, Jin Shi and Jerry Fan.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at www.ideanomics.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2019 and 2018)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards (3) ($)	Option awards (#)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruno Wu (Former Chief Executive Officer)(1)	2018	312,500	125,000	415,332	-	-	-	-	852,832
	2019	250,000	0		2,500,000	-	-	-	250,000
Alf Poor (Chief Executive Officer )	2018	133,333	-	-	-	-	-	-	133,333
	2019	300,000	50,000	-	2,000,000	-	-	-	350,000
Conor McCarthy (Chief Financial Officer)(2)	2018	-	-	-	-	-	-	-	-
	2019	116,667	50,000		1,500,000	-	-	-	166,667
Carla Oiong Zhou (Chief Revenue Officer)	2018	250,000	-	-		-	-	-	250,000
	2019	250,000	-	-	1,000,000	-	-	-	250,000

(1)	On November 12, 2018 , Bruno Wu resigned from his position as a Chief Executive Officer of the Company. On February 22, 2019 Bruno Wu rejoined the Company as Executive Chairman

(2)	Mr.McCarthy joined The Company on September 9, 2019, the salary represents a prorated amount for the year.

(3)	Reflects the aggregate grant date fair value of option or restricted stock units determined in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2019.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Bruno Wu	1,041,666	1,458,334	-	1.98	February 20, 2029	1,041,666	$739,582

Alf Poor	833,333	1,166,667	-	1.98	February 20, 2029	833,333	591,666
Conor McCarthy (1)		1,500,000	-	1.97	September 20, 2029	1,500,000	1,065,000
Carla Qiong Zhou	416,666	583,334	-	1.98	February 20, 2029	416,666	295,832

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(2) (#)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bruno Wu	250,000	-	2,500,000	-	-	-	250,000
Shane McMahon	36,000	-	-	-	-	-	36,000
Alf Poor	300,000	-	2,000,000	-	-	50,000	350,000
James Cassano	81,504	80,501	-	-	-	50,000	212,005
Jerry Fan	36,000	-	-	-	-	-	36,000
John Wallace	-	-	250,000	-	-	-	-
Steven Fadem	19,894	-	500,000	-	-	-	19,894
Harry Edelson	13,473	-	250,000	-	-	-	13,473
Jin Shi	49,500	80,501	-	-	-	-	130,001
Kang Zhao	-	-	-	-	-	-	-
Chao Yang	-	-	-	-	-	-	-
Richard Frankel (3)	18,000	-	-	-	-	-	18,000
Brett McGonegal (4)	-	-	-	-	-	-	-

(1)	Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

(2)	Reflects the number of stock options grant in 2019.

(3)	Mr. Frankel resigned from the Board on July 2, 2019.

(4)	Mr. McGonegal resigned from the Board on February 20, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors as a group; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Ideanomics, Inc., at No.4 Drive-in Movie Theater Park, No. 21 Liangmaqiao Road, Chaoyang District, Beijing, 100125, China.

Name and Address of		Common Stock(2)			Series A Preferred Stock (3)		Combined Common Stock and Series A(4)
Beneficial Owner	Office, If Any	Shares		% of Class	Shares	% of Class	Votes	Percentage
Directors and Officers
Bruno Wu	Chairman	24,394,044		15.2%	7,000,000		33,682,374	21.0%
Shane McMahon	Vice Chairman	6,090,589	(6)	3.8%	0	*	6,101,767	3.8%
James Cassano	Director	258,993	(7)	*	0	*	296,990	* %
John Wallace	Director	340,000	(14)	*			340,000
Jerry Fan	Director	159,569	(9)	*	0	*	159,569	*
Kang Zhao	Director (Former)	86,923	(11)	*	0	*	86,923	*
Chao Yang	Director	26,923	(12)	*	0	*	26,923	*
Federico Tovar	CFO (Former)	60,000	(10)	*	0	*	60,000	*

All officers and directors as a group (8 persons named above)		31,417,041		19.6%			40,754,546	25.4%
5% Securities Holders

*	Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	After this offering a total of 160,301,387 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of February 5, 2020.

(3)	Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 25, 2019, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(4)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

(5)	Includes (i) 7,000,000 shares of Series A Preferred Stock, (ii) 22,584,038 shares of Common Stock, (iii) 174,536 shares of Common Stock are beneficially owned directly by Bruno Wu and 189,091 shares of Common Stock are beneficially owned by Lan Yang, the spouse of Bruno Wu. 7,000,000 shares of Series A Preferred Stock are beneficially owned directly by Wecast Media Investment Management Limited, a Hong Kong Company (“WMIML”) a wholly–owned subsidiary of Shanghai Sun Seven Stars Cultural Development Limited, a PRC company (“SSSSCD”) a wholly– owned subsidiary of Tianjin Sun Seven Stars Culture Development Limited, a PRC company (“TSSSCD”) a wholly–owned subsidiary of Beijing Sun Seven Stars Culture Development Limited, a PRC company (“SSS”) a directly controlled subsidiary of Tianjin Sun Seven Stars Partnership Management Co., Ltd., a PRC company (“TSSS”). Lan Yang, who is the direct controlling shareholder and the Chairperson of TSSS, is the spouse of the Company’s director Bruno Wu, who serves as the Chairman, Chief Executive Officer and as a director of SSS. 20,584,038 shares of Common Stock are beneficially owned directly by Sun Seven Stars Investment Group Limited, a British Virgin Islands Company (“SSSMG”) a wholly-owned entity of Lan Yang. Dr. Wu disclaims beneficial ownership of 1,421,052 shares of common stock owned by Tiger Sports- BDCG, however, Dr. Wu has the right to vote such shares on behalf of Tiger Sports- BDCG.

(6)	Includes (i) 3,081,462 shares of Common Stock, (ii) 533,333 shares of Common Stock underlying options exercisable within 60 days at $3.00 per share, (iii) 40,000 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; (iv) 166,666 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share, (v) 75,800 shares of Common Stock underlying options exercisable within 60 days at $5.57 per share, and (vi) 91,411 vested restricted shares units. In addition, Mr. McMahon’s shares of Common Stock includes 2,101,917 shares of Common Stock, issuable within 60 days, upon conversion of a promissory note which is convertible into Common Stock at a conversion price of $1.50, until December 31, 2019.

(7)	Includes (i) 133,963 shares of Common Stock, (ii)13,333 shares underlying options exercisable within 60 days at $2.00 per share, (iii) 8,974 shares underlying options exercisable within 60 days at $2.91 per share, (iv)75,800 shares underlying options exercisable within 60 days at $5.57 and (v) 26,923 vested restricted shares units.

(8)	Includes (i) 123,963 shares of Common Stock, (ii)75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) 26,923 vested restricted shares units.

(9)	Includes (i) 83,769 shares of Common Stock, (ii)75,800 shares underlying options exercisable within 60 days at $5.57 and (iii) vested 26,923 restricted shares units.

(10)	Includes (i) 60,000 shares of Common Stock.

(11)	Includes (i) 60,000 shares of Common Stock, (ii) vested 26,923 restricted shares units.

(12)	Includes (i) vested 26,923 restricted shares units.

(13)	Includes (i) 70,000 shares of Common Stock.

(14)	Includes (i) 340,000 shares of Common Stock

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2019 for each category of our equity compensation plan:

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

Related Party Transactions with Bruno Wu, Chairman

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, matures on November 25, 2021, and is convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. As of December 31, 2019, the Company received $0.25 million from SSSIG.

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and is convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. The Company is in the process of negotiating an extended due date, and believes it has the ability to do so. As of December 31, 2019, the Company received $1.3 million from SSSIG. The Company has not received the remaining $1.2 million as of the date of this report. For the year ended December 31, 2019, the Company recorded interest expense of $48,357 related to the Note. The Company has not paid the interest yet.

In connection with our acquisition with Grapevine on September 4, 2018, Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Bruno Wu (“Dr. Wu”), the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. In May 2019, the Company entered into two amendments to the Option Agreement. The aggregate exercise price for the Option was amended to the greater of: (1) fair market value of the Fomalhaut Interest in Grapevine as of the close of business on the date preceding the date upon which the option is exercised; and (2) $1.84 per share of the Company’s common stock. It was also agreed that the full amount of the exercise price shall be paid in the form of common stock of the Company. In June 2019, the Company issued 0.6 million shares in exchange for a 34.3% ownership in Grapevine as a result of the exercise of the Option.

On September 7, 2018, the Company entered into an agreement to purchase FinTalk Assets with Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets are the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The purchase price for Fintalk Assets is $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded in prepaid expense because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million.  The Company issued 2.9 million common shares in June 2019 and completed the transaction.

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations.

Other Related Party Transactions

On May 10, 2012, at the Company’s request, our then Chairman and Chief Executive Officer and current Vice Chairman, Shane McMahon, made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3,000,000 at an annual interest rate of 4% (the “McMahon Note”). Effective on January 31, 2014, the Company and Mr. McMahon entered into an amendment to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of Series E Preferred Stock at a conversion price of $1.75, until December 31, 2015. On December 30, 2014, the Company and Mr. McMahon entered into an amendment extending the maturity date of the McMahon Note to December 31, 2016. On December 31, 2016, the Company and Mr. McMahon entered into an amendment pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of the Company’s Series E Preferred Stock, provided that the McMahon Note will no longer be convertible into Series E Preferred Stock upon the conversion of the Series E Preferred stock owned by C Media Limited into the Company’s Common Stock (pursuant to which all Series E Preferred Stock will be automatically converted) but then convertible only into Common Stock at a conversion price of $1.50, until December 31, 2018. C Media Limited converted all Series E Preferred Stock owned by it to Common Stock on March 8, 2017, and as a result, the McMahon Note is currently convertible solely into the Company’s Common Stock. the Company and Mr. McMahon entered into an amendment extending the maturity date of the McMahon Note to December 31, 2019 On November 9, 2017, then further extending the maturity date to December 31, 2020 on May 7, 2019.

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

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees:
BF Borgers (BFB)	$856,090	$500,000
TOTAL	$856,090	$500,000

* “Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

On February 16, 2018, the Audit Committee approved the change in the Company’s independent registered public accounting firm from Grant Thornton to BFB.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by BFB for our consolidated financial statements as of and for the year ended December 31, 2019 and 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K, which is incorporated by reference here.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2012].

3.2	Second Amended and Restated Bylaws, adopted on January 31, 2014 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws, adopted on March 26, 2015 [incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2015].

3.4	Amendment No. 2 to the Second Amended and Restated Bylaws, adopted on November 20, 2015. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015]

3.5	Certificate of Designation of Series A Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 23, 2010].

3.6	Certificate of Designation of Series C Preferred Stock [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

3.7	Certificate of Designation of Series D 4% Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 11, 2013].

3.8	Certificate of Designation of Series E Convertible Preferred Stock [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

4.2	Form of Warrant issued on July 30, 2010 to Shane McMahon [incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed August 23, 2010].

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 30, 2012 [incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

4.5†	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.6†	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.7†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015]

4.8	Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.1	Management Services Agreement, dated March 9, 2010, by and between Sinotop Beijing and Sinotop Hong Kong [incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2014].

10.2†	Employment Agreement, dated January 31, 2014 between the Company and Shane McMahon [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.3	Form of Securities Purchase Agreement, dated August 30, 2012, by and among the Company, the Investors and Chardan Capital Management [incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.4	Form of Registration Rights Agreement, dated August 30, 2012, by and between the Company and the Investors [incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2012].

10.5	Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2012].

10.6	Amendment No. 1 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 21, 2012].

10.7	Amendment No. 2 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 23, 2012].

10.8	Amendment No. 3 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2013].

10.9	Amendment No. 4 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.10	Amendment No. 5 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 2, 2015].

10.11	Amendment No. 6 to the Convertible Promissory Note, dated December 31, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 6, 2017].

10.12	Amendment No. 7 to the Convertible Promissory Note, dated November 9, 2017 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.13	Waiver, dated November 4, 2013, between Shane McMahon and the Company [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 8, 2013].

10.14	Form of Series E Preferred Stock Purchase Agreement, dated as of January 31, 2014, between the Company and certain investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2014].

10.15	Voting Agreement, dated as of November 23, 2015, by and between the Company and certain stockholders [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 24, 2015].

10.16	Amended and Restated Securities Purchase Agreement, dated as of December 21, 2015, between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.17	Content License Agreement, dated as of December 21, 2015, by and between the Company and Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.18	Amended and Restated Share Purchase Agreement, dated as of December 21, 2015, by and between the Company and Tianjin Enternet Network Technology Limited [incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.19	Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated December 21, 2015 [incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.20†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.21†	Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016]

10.22	Termination Agreement among Sinotop Beijing, YOD WFOE and Zhang Yan, dated January 22, 2016 [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.23	Call Option Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.24	Equity Pledge Agreement among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.25	Power of Attorney agreements among YOD WFOE, Sinotop Beijing, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.26	Technical Services Agreement among YOD WFOE and Sinotop Beijing, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.27	Spousal Consents, dated January 25, 2016 [incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.28	Letter of Indemnification among YOD WFOE, Bing Wu and Yun Zhu, dated as of January 25, 2016 [incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

10.29	Equity Pledge Agreement among YOD WFOE, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.30	Call Option Agreement among YOD WFOE, Tianjin Sevenstarflix Network Technology Limited, Lan Yang and Yun Zhu, dated April 5, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.31	Amendment No. 1 to Convertible Promissory Note issued to Beijing Sun Seven Stars Culture Development Limited, dated May 12, 2016 [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 16, 2016].

10.32	Joint Venture Agreement by and between YOU on Demand (Asia) Limited, and Megtron Hongkong Investment Group Co., Limited, dated May 30, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.33	Common Stock Purchase Agreement by and between the Company and Seven Stars Works Co., Ltd., dated July 6, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.34	Common Stock Purchase Agreement by and between the Company and Harvest Alternative Investment Opportunities SPC, dated August 11, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 15, 2016].

10.35	Common Stock Purchase Agreement by and between the Company and Sun Seven Stars Hong Kong Cultural Development Limited, dated November 11, 2016 [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.36	Securities Purchase Agreement by and between the Company and BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.37	Convertible Promissory Note issued BT Capital Global Limited, dated January 30, 2017 [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.38	Securities Purchase Agreement by and between the Company, BT Capital Global Limited and Sun Seven Stars Media Group Limited, dated January 31, 2017 [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2017].

10.39	English translation of Equity Agreement, dated March 31, 2017, by and between Shanghai Blue World Investment Management Consulting Limited and Shanghai Pulse Consulting Company Limited [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on May 15, 2017].

10.40	Form of Subscription Agreement, dated May 19, 2017, by and between Company and its certain investors, including officers, directors and other affiliates of the Company [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.41	Securities Purchase Agreement, dated June 9, 2017, by and between the Company and Redrock Capital Group Limited [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.42	Securities Purchase Agreement, dated June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on August 14, 2017].

10.43	Form of Stockholder Proxy and Lock-Up Agreement, by and between Ideanomic, Inc., Bruno Wu and certain stockholders [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.44	License Agreement, dated October 17, 2017, by and between Wecast Services Group Limited and Guangxi Dragon Coin Network Technology Co., Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.45	Securities Purchase Agreement, dated October 23, 2017, by and between Ideanomic, Inc., and Hong Kong Guo Yuan Capital Holdings Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 13, 2017].

10.46	Amendment to Securities Purchase Agreement dated of June 30, 2017, by and between the Company and BT Capital Global Limited [incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.47	Securities Purchase Agreement, dated December 7, 2017, by and between Ideanomic, Inc., and Tiger Sports Media Limited [incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.48	Securities Purchase Agreement, dated December 7, 2017, by and among Ideanomic, Inc., Tianjin Sun Seven Stars Culture Development Co. Ltd., Beijing Nanbei Huijin Investment Co., Ltd. And Shanghai Guangming Investment Management Limited [incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.49	Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. (“DBOT”) [incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018]

10.50	First Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.51	Second Addendum to Stock Purchase Agreement, dated December 18, 2017, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.52	Stock Purchase Agreement, dated January 12, 2018, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.53	Amendment No. 1 to Convertible Promissory Note issued BT Capital Global Limited [incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.54	Stock Purchase Agreement, dated February 28, 2018, by and among Ideanomic, Inc., Certain existing DBOT shareholders, and Delaware Board of Trade Holdings, Inc. [incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.55†	Employment Agreement, dated March 14, 2017 between the Company and Mr. Simon Wang[incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.56†	Employment Agreement, dated November 1, 2017 between the Company and Mr. Robert Benya [incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.57	Subscription Agreement, dated March 17, 2018, by and between Ideanomic, Inc., and GT Dollar Pte. Ltd. [incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.58	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $10 million [incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.59	Form of Convertible Promissory Note issued to GT Dollar Pte, Ltd. In the amount of U.S. $4,933,121.80 [incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2018].

10.60	Employment Agreement, dated as of June 1, 2018, by and between Ideanomics, Inc. and Mr. Federico Tovar [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on June 7, 2018]

10.61	Purchase and Sale Agreement, dated July 11, 2018, by and between Seven Stars Cloud Group, Inc. and the State of Connecticut [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.62	Assistance Agreement, dated July 11, 2018, y and between Seven Stars Cloud Group, Inc. and the State of Connecticut [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.63	Share Purchase & Option Agreement, dated July 24, 2018, by and between Seven Stars Cloud Group, Inc. and Star Thrive Group Limited [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.64	Agreement and Plan of Merger, dated July 18, 2018, by and among Seven Stars Cloud Group, Inc., Grapevine Logic, Inc., GLI Acquisition Corp., and Mr. Grant Deken, as the representative of the holders of capital stock of Grapevine Logic, Inc. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.65	Stock Option Agreement, effective August 31,2018, by and among Seven Stars Cloud Group, Inc. and Formalhut Limited [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.66	Employment Agreement, dated September 24, 2018, by and between Ideanomics, Inc. and Mr. Brett McGonegal [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.67	Amended and Restated Convertible Note Purchase Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.68	Convertible Bond Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.69	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018 [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 14, 2018].

10.70	Amended and Restated Subscription Agreement, dated June 21, 2018, by and between Seven Stars Cloud Group, Inc. and GT Dollar PTE Ltd. [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-35561) filed on August 20, 2018].

10.71	Registration Rights Agreement, dated June 28, 2018, by and between Seven Stars Cloud Group, Inc. and Advantech Capital Investment II Limited [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-35561) filed on August 20, 2018].

10.72	Supplementary Financial Advisory Agreement, dated December 24, 2018, by and among Ideanomics, Inc., Shenzhen National Transport Service Co., Ltd. and Shanghai Blue Investment Management Consulting Co. Ltd [incorporated by reference to Exhibit 10.72 to the Company’s Report on Form 10-K (File No. 001-35561) filed on April 1, 2019]

10.73	Financial Advisory Service Agreement, dated October 18, 2018, by and between Ideanomics, Inc. and Zhonjinhuifu Resources Co., Ltd. [incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K (File No. 001-35561) filed on April 1, 2019]

10.74	Trade Finance Services Agreement, dated January 9, 2019, by and among the Company, Ningbo Free Trade Zone Cross-Border Supply Chain Management and Settlement Technology Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.75	Asset Purchase Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.76	Registration Rights Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc. [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.77	Convertible Note Purchase Agreement, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC[incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.78	Convertible Note, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC[incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.79	Warrant, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.80	Registration Rights Agreement, dated February 22, 2019, by and between the Company and ID Venturas, LLC [incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.81	Acquisition Agreement, dated March 5, 2019, by and between the Company and Tree Motion Sdn. Bhd. [incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.82	Asset Purchase Agreement, March 14, 2019, by and between the Company and GT Dollar PTE Ltd [incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.83	Employment Agreement, dated February 15, 2019, by and between the Company and Mr. Alfred Poor [incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.84	Termination Agreement, dated February 12, 2019 by and between the Company and Brett McGonegal [incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.85	Termination Agreement, dated February 12, 2019 by and between the Company and Evangelos Kalimtgis [incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.86	Termination Agreement, dated February 12, 2019 by and between the Company and Uwe Henke [incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.87	GT Dollar Service Agreement, dated March 14, 2019 by and between the Company, Thai Setakij Insurance Plc and GT Dollar Ltd [incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019]

10.88	Stock Purchase Agreement, dated May 3, 2019, by and between Redrock Capital Group Limited and Ideanomics, Inc. [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019]

10.89	1st Amendment to Stock Option Agreement, dated May 7, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019]

10.90	2nd Amendment to Stock Option Agreement, dated May 30, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019]

10.91	1st Amendment to Intellectual Property Purchase and Assignment Agreement, dated June 11, 2019, by and between Ideanomics, Inc. and Sun Seven Star International Limited. [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019]

10.92	Share Transfer Agreement, dated July 18, 2019, by and between Ideanomics, Inc. and Beijing Financial Holdings Limited. [incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019]

10.93	Convertible Note Purchase Agreement, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC
[incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]

10.94	Convertible Note, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]

10.95	Warrant, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]

10.96	Registration Rights Agreement, dated September 27, 2019, by and between the Company and ID Venturas, LLC [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019]

10.97	Employment Agreement, dated September 5, 2019, by and between the Company and Mr. Conor McCarthy

10.98*	Tree Technology Acquisition Agreement

10.99*	Additional Issuance Agreement, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC

10.100*	Convertible Note, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC

10.101*	Warrant, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC

10.102*	Additional Issuance Agreement, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC

10.103*	Convertible Note, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC

10.104*	Warrant, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC

10.105*	Additional Issuance Agreement, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC

10.106*	Convertible Note, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC

10.107*	Warrant, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC

10.108*	Additional Issuance Agreement, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC

10.109*	Convertible Note, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC

10.110*	Warrant, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC

10.111*	Additional Issuance Agreement, dated December 19, 2019, by and between the Company and ID Venturas 7, LLC

10.112*	Amendment to Transaction Documents, dated October 30, 2019, by and between the Company and ID Venturas 7, LLC

10.113*	Securities Purchase Agreement, dated December 19, 2019, with YA II PN, Ltd.

10.114*	Convertible Note, dated December 19, 2019, in the amount of $2,000,000 with YA II PN, Ltd.

10.115*	Warrant, dated December 19, 2019, with YA II PN, Ltd. exercisable for 1,666,667 shares of common stock

10.116*	Warrant, dated December 19, 2019, with YA II PN, Ltd. Exercisable for 1,000,000 shares of common stock

10.117*	Subsidiary Guarantee, dated September 27, 2019, from certain of the Company’s subsidiaries (the “Sub-Guarantee”) to ID Venturas 7, LLC

10.118*	Registration Rights Agreement, dated December 19, 2019, with ID YA II PN, Ltd.

10.119*	Warrant, dated December 19, 2019, by and between the Company and ID Venturas 7, LLC

21*	List of subsidiaries of the registrant

23.1*	Consent of BF Borgers CPA PC.

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 16, 2020

IDEANOMICS, INC.

By:	/s/ Alf Poor
Alf Poor
Chief Executive Officer

By:	/s/ Conor McCarthy
Conor McCarthy
Chief Financial Officer