Form 10-Q
period 2020-03-31
IDEANOMICS, INC.
filed 2020-05-11
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 167,473,022 shares as of May 7, 2020.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED MARCH 31, 2020

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

In addition, unless the context otherwise requires and for the purposes of this report only:

•

“DBOT” refers to the Delaware Board of Trade Holdings, Inc which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc.;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
•	“FINRA” refers to the Financial Industry Regulatory Authority;
•	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“Intelligenta” refers to the BDCG joint venture which was rebranded as Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include AI solutions to enhance corporation services, index services and products, and capital market services and products;
•	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers;

•	“MEG” refers to Mobile Energy Global the subsidiary that holds all of the Company’s electric vehicles investments;

•	“Renminbi” and “RMB” refer to the legal currency of the PRC;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
•	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
•	“VIEs” refers to our variable interest entities Sinotop Beijing, and SSF;
•	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
•	“Mobile Energy Group Services” business unit refers to all other operations other than Legacy YOD business;
•	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
•	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
•	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
•	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
•	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$5,914	$2,633
Accounts receivable, net (due from related parties were $1,688 and $2,284 as of March 31, 2020 and December 31, 2019, respectively)	1,833	2,405
Prepayments	477	572
Amount due from related parties	1,280	1,256
Other current assets	588	587
Total current assets	10,092	7,453
Property and equipment, net	355	378
Fintech Village	12,561	12,561
Intangible assets, net	51,595	52,771
Goodwill	10,789	23,344
Long-term investments	22,618	22,621
Operating lease right of use assets	6,051	6,934
Other non-current assets	883	883
Total assets	$114,944	$126,945

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$3,656	$3,380
Deferred revenue	500	477
Accrued salaries	952	923
Amount due to related parties	1,842	3,962
Other current liabilities	6,029	6,466
Current portion of operating lease liabilities	1,289	1,113
Current acquisition earn-out liability	5,952	12,421
Promissory note-short term	3,045	3,000
Convertible promissory note due to third parties	6,015	1,753
Convertible promissory note due to related parties	1,566	3,260
Total current liabilities	30,846	36,755
Asset retirement obligations	5,094	5,094
Convertible promissory note due to third parties-long term	5,120	5,089
Convertible promissory note due to related parties-long term	3,290	1,551
Operating lease liability-long term	6,010	6,222
Non-current acquisition earn-out liability	10,701	12,235
Total liabilities	61,061	66,946
Commitments and contingencies (Note 18 )
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2020 and December 31, 2019	1,262	1,262
Redeemable non-controlling interest	7,153	-
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 163,460,045 shares and 149,692,953 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	163	150
Additional paid-in capital	293,345	282,554
Accumulated deficit	(260,829)	(248,481)
Accumulated other comprehensive loss	(680)	(664)
Total IDEX shareholder’s equity	31,999	33,559
Non-controlling interest	13,469	25,178
Total equity	45,468	58,737
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$114,944	$126,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenue from third-parties	$378	$346
Revenue from related parties	-	26,600
Total revenue	378	26,946
Cost of revenue from third-parties	334	258
Cost of revenue from related parties	-	-
Gross profit	44	26,688

Operating expenses:
Selling, general and administrative expenses	5,827	4,188
Professional fees	1,757	1,360
Impairment loss	887	-
Acquisition earn-out expense	532	-
Depreciation and amortization	476	244
Total operating expenses	9,479	5,792

Income (Loss) from operations	(9,435)	20,896

Interest and other income (expense):
Interest expense, net	(3,156)	(735)
Equity in loss of equity method investees	(3)	(280)
Others	(26)	(58)
Income (Loss) before income taxes and non-controlling interest	(12,620)	19,823

Income tax benefit	-	86

Net income (loss)	(12,620)	19,909

Net loss attributable to non-controlling interest	272	18

Net income (loss) attributable to IDEX common shareholders	$(12,348)	$19,927

Earnings (loss) per share
Basic	$(0.08)	$0.19
Diluted	(0.08)	$0.18

Weighted average shares outstanding:
Basic	157,859,642	105,345,673
Diluted	157,859,642	116,301,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019

Net income (loss)	$(12,620)	$19,909
Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	6	147
Comprehensive income (loss)	(12,614)	20,056
Comprehensive loss attributable to non-controlling interest	(249)	43
Comprehensive income (loss) attributable to IDEX common shareholders	$(12,863)	$20,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Three Months Ended March 31, 2019
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non-controlling Interest	Total Equity
Balance, January 1, 2019	102,766,006	$103	$195,780	$(149,975)	$(1,665)	$44,243	$(1,031)	$43,212
Share-based compensation	-	-	224	-	-	224	-	224
Common stock issuance for restricted shares	129,840	-	-	-	-	-	-	-
Common stock issuance for assets (SolidOpinion, Inc)	4,500,000	5	7,150	-	-	7,155	-	7,155
Common stock issuance for convertible debt	1,166,113	1	2,049	-	-	2,050	-	2,050
Net income (loss)	-	-	-	19,927	-	19,927	(18)	19,909
Foreign currency translation adjustments, net of nil tax	-	-	-	-	172	172	(25)	147
Balance, March 31, 2019	108,561,959	$109	$205,203	$(130,048)	$(1,493)	$73,771	$(1,074)	$72,697

Note: The above table has been revised from the original presentation for the three months ended March 31, 2019. The original presentation included the presentation of common shares which were placed in escrow, though not included in total equity. As these shares were removed from escrow and never issued, they have been removed from the above table.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Three Months Ended March 31, 2020
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non-controlling Interest*	Total Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	-	-	2,202	-	-	2,202	-	2,202
Common stock issuance for professional fee	429,000	-	240	-	-	240	-	240
Common stock issuance for interest (ID Venturas)	29,766	-	21	-	-	21	-	21
Common stock issuance for acquisition (DBOT)	10,883,668	11	6,737	-	-	6,748	-	6,748
Common stock issued for warrant exercised (YA II)	1,000,000	1	999	-	-	1,000	-	1,000
Common stock issuance for convertible note (YA II)	1,424,658	1	592	-	-	593	-	593
Tree Technologies measurement period adjustment	-	-	-	-	-	-	(11,454)	(11,454)
Non-controlling shareholder contribution (DBOT)	-	-	-	-	-	-	100	100
Net income (loss)	-	-	-	(12,348)	-	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	-	-	-	-	(16)	(16)	22	6
Balance, March 31, 2020	163,460,045	$163	$293,345	$(260,829)	$(680)	$31,999	$13,469	$45,468

*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net income (loss)	$(12,620)	$19,909
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,202	224
Depreciation and amortization	476	244
Non-cash interest expense	3,156	735
Equity in losses of equity method investees	3	280
Digital tokens received as payment for services	-	(26,600)
Impairment loss	887	-
Acquisition earn-out expense	532	-
Change in assets and liabilities:
Accounts receivable	571	(36)
Prepaid expenses and other assets	1,928	(124)
Accounts payable	275	(46)
Deferred revenue	23	203
Amount due to related parties	856	40
Accrued expenses, salary and other current liabilities	(2,147)	400
Net cash used in operating activities	(3,858)	(4,771)

Cash flows from investing activities:
Acquisition of property and equipment	(15)	(580)
Payments for long-term investments	-	(620)
Net cash used in investing activities	(15)	(1,200)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,000	2,132
Proceeds from exercise of warrants and issuance of common stocks	1,000	2,500
Proceeds from noncontrolling interest shareholder	7,147	-
Proceeds from/(Repayment of) amounts due to related parties	(2,999)	228
Net cash provided by financing activities	7,148	4,860
Effect of exchange rate changes on cash	6	17
Net increase (decrease) in cash and cash equivalents	3,281	(1,094)

Cash and cash equivalents at the beginning of the period	2,633	3,106

Cash and cash equivalents at the end of the period	$5,914	2,012

Supplemental disclosure of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

Issuance of shares for acquisition of DBOT	$6,748	$-
Tree Technologies measurement period adjustment	$11,895	$-
Disposal assets in exchange of GTB tokens	$-	$20,219
Service revenue received in GTB tokens	$-	$26,600
Advances from customer received in GTB tokens	$-	$14,100
Issuance of shares for acquisition of intangible assets	$-	$4,655

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

Ideanomics Capital is involved with areas of capital markets such as financial products advisory and creation, with specific focus on the application of blockchain and artificial intelligence in Fintech.

The Company also seeks to identify industries and business processes where blockchain and AI technologies can be profitably deployed to disrupt established industries and business processes.

Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (“2019 Form 10-K.”)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

On an ongoing basis, management evaluates the Company’s estimates, including those related to the bad debt allowance, variable considerations, fair values of financial instruments, intangible assets (including digital currencies) and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

For a detailed discussion about Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in Company’s 2019 Form 10-K. During the three months ended March 31, 2020, there were no significant changes made to Ideanomics’ significant accounting policies.

Effects of COVID 19

In the three months ended March 31, 2020, the Company commenced the process of formulating and implementing a share-based compensation plan whereby key employees and certain consultants of its MEG business unit and wholly-owned subsidiary will benefit.

As one component of this process, the Company has initially transferred 10,000 common shares of MEG, representing 20.0% of the overall outstanding common shares, to Merry Heart Technology Limited (“MHTL”), who is intended to act as a trustee over these shares, for a nominal amount. It is the Company’s intent that this arrangement would be structured in a manner similar to other trusts used to effect share-based compensation plans, and would qualify as a VIE and consequently be consolidated.

However, the disruption caused by the COVID-19 virus, particularly in China, where many of the Company’s personnel and business advisors are located, has delayed the Company’s efforts to implement this share-based compensation plan. The Company’s ability to interact with personnel and business advisors was adversely impacted by temporary office closures, with personnel working remotely, and travel restrictions which prevented the Company from obtaining final and complete documentation.

The Company anticipates that, with travel restrictions currently lifted in China, it will complete the formation and implementation of the share-based compensation scheme by June 30, 2020. At that point, the Company will provide a full accounting of the share-based compensation plan, which, as it is expected to be consolidated, would have no material effect on its consolidated financial statements. The transfer of the MEG shares to MHTL is not believed to be substantive, and had the Company given accounting treatment to the transfer without consideration of the overall share-based compensation plan, the accounting effect would have been a reclass between additional paid-in capital and non-controlling interest within the consolidated statement of equity. However, to record this entry in isolation would not be representative of the arrangement when fully consummated, as it is anticipated that the resulting shares would be consolidated at that point in time.

As of March 31, 2020, no share-based awards had been granted to employees or consultants.

Note 2. New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 (“ASU 2016-13”) "Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of the investment portfolio and the economic conditions at the time of adoption.

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

Note 3. Going Concern and Management’s Plans

As of March 31, 2020, the Company had cash and cash equivalents of $5.9 million and an accumulated deficit of $260.8 million.  Additionally, the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

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

Due to People’s Republic of China (“PRC”) regulations governing the transfer of cash outside of the PRC, management does not consider cash balances held by entities domiciled in the PRC, or subject to PRC regulation, as being available for use in, or as a source of funding, for the Company’s operations outside of the PRC. The Company’s operations outside of PRC are dependent upon continued to access to debt and equity funding in the United States and Asia outside of the PRC.

Note 4. Revenue

The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations), and timing of revenue recognition (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019

Geographic Markets
Malaysia	$3	$-
USA	323	26,946
China	52	-
Total	$378	$26,946

Product or Service
Digital asset management services	$-	$26,600
Digital advertising services and other	323	346
Electric vehicles*	55	-
Total	$378	$26,946

Timing of Revenue Recognition
Products transferred at a point in time	$378	$346
Services provided over time	-	26,600
Total	$378	$26,946

* The EV revenues for the current quarter were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

Note 5.     VIE Structure and Arrangements

Prior to December 31, 2019, the Company consolidated certain VIEs located in the PRC in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations of these VIEs are included in the consolidated financial statements for the year ended December 31, 2019. A shareholder in one of the VIEs is the spouse of Dr. Bruno Wu (“Dr. Wu”), the Chairman of the Company.

The contractual agreements, which collectively granted the Company the power to direct the VIEs activities that most significantly affected their economic performance, as well to cause the Company to have the obligation to absorb or right to receive the majority of their losses or benefits, were terminated by all parties on December 31, 2019. As a result, the Company deconsolidated the VIEs as of December 31, 2019.

Refer to Note 10 for information on an additional VIE.

Note 6.     Acquisitions and Divestitures

2020 Acquisitions and Divestitures

The Company has not acquired any companies nor disposed of any subsidiaries in the three months ended March 31, 2020.

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

On December 26, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The acquisition price was comprised of (1) $0.9 million in cash, (2) 9.5 million shares of Ideanomics common stock, and (3) earnout payments (the ”Earnout”) of up to $32.0 million over three years, to be paid in cash or Ideanomics common shares at the election of the Company. The Earnout is based upon revenue targets over three 12 month periods beginning in the three months ended December 31, 2019.

The fair value of the Ideanomics stock was based upon the closing price of $0.82 on December 26, 2019, and the fair value of the Earnout was estimated to be $15.5 million, and was recorded as a liability on the date of acquisition. The Company estimated the fair value of the Earnout using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. This fair value measurement is based on significant Level 3 inputs. The resulting probability-weighted cash flows were discounted using the Company’s estimated weighted average cost of capital of 15.0%.

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

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tree Technologies recognized. The Company is in the process of completing the fair value analysis of the assets acquired, liabilities assumed, the noncontrolling interest, and the Earnout, and therefore the known adjustments are incorporated in the table below (in thousands).

Land use rights	$27,140
Accounts payable	(743)
Noncontrolling interest	(15,583)
Goodwill	803
Marketing and distribution agreement	12,590
$24,207

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

On September 4, 2018, the Company completed the acquisition of 65.7% share of Grapevine for $2.4 million in cash. Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Dr. Wu, was the non-controlling equity holder of 34.4% in Grapevine (the “Fomalhaut Interest”). Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest was the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option is exercised, the sale price for the Fomalhaut Interest is payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date.

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

In June 2019, the Company issued 0.6 million shares in exchange for a 34.3% ownership in Grapevine as a result of the exercise of the Option. At the completion of this transaction the Company owned 100.0% of Grapevine. At the date of the transaction, the carrying amount of the non-controlling interest in Grapevine was $0.5 million. The difference between the value of the consideration exchanged of $1.1 million and the carrying amount of the non-controlling interest in Grapevine is recorded as a debit to additional paid-in capital based on ASC 810, Consolidation.

(c) Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6.9 million shares in DBOT in exchange for 4.4 million shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2.2 million shares in DBOT in exchange for 1.4 million shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.0%, were completed in July 2019. The securities purchase agreements required the Company to issue additional shares of the Company’s common stock (“True-Up Common Stock”) in the event the stock price of the common stock falls below $2.11 at the close of trading on the date immediately preceding the lock-up date, which is 9 months from the closing date. The Company accounted for the additional True-Up Common Stock consideration as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company recorded this liability at fair value of $2.2 million on the date of acquisition. As of December 31, 2019, the Company remeasured this liability to $7.3 million and the remeasurement loss of $5.1 million was recorded in “Acquisition earn-out expense” in the consolidated statements of operations. In the three months ended March 31, 2020, the Company recorded an additional remeasurement loss of $0.5 million in “Acquisition earn-out expense” in the consolidated statements of operations, and partially satisfied the liability with the issuance of 10.9 million shares of common stock. As of March 31, 2020, the recorded balance of this liability was $1.1 million.

Immediately prior to the consummation of the transaction, the Company’s investment in DBOT consisted of 37.0% of the common shares outstanding, which had a fair value of $3.1 million, and the Company recorded a loss of $3.2 million to record the investment in DBOT to its fair value. This loss was recorded in “Loss on remeasurement of DBOT investment” in the consolidated statements of operations in the three and nine months ended September 30, 2019. The fair value of the investment in DBOT immediately prior to the consummation of the transaction was determined in conjunction with the overall fair value determination of the DBOT assets acquired and liabilities assumed.

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

The following table summarizes supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2018 (in thousands):

March 31, 2019
Revenue	$27,023
Net income attributable to IDEX common shareholders	19,480

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2018. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in DBOT recognized (in thousands):

Cash	$247
Other financial assets	1,686
Financial liabilities	(4,411)
Noncontrolling interest	(105)
Goodwill	9,324
Intangible asset – continuing membership agreement	8,255
Intangible asset – customer list	59
$15,055

The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill, of which none is expected to be deductible for tax purposes. For all intangible assets acquired, continuing membership agreements have useful life of 20 years and the customer list has useful life of 3 years.

2019 Divestitures

(d)	Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations in the three and nine months ended September 30, 2019.

(e)	Amer Global Technology Limited (“Amer”)

On June 30, 2019, the Company entered into an agreement with BCC Technology Company Limited (“BCC”) and Tekang Holdings Technology Co., Ltd (“Tekang ”) pursuant to which Tekang will inject certain assets in the robotics and electronic internet industry and Internet of Things business consisting of manufacturing data, supply chain management and financing, and lease financing of industrial robotics into Amer in exchange for 71.8% of ownership interest in Amer. The parties subsequently entered into several amendments including: (1) changing the name of Amer to Logistorm Technology Limited, (2) issuing 39,500 new shares in Amer or 71.8% ownership interest to BCC instead of Tekang, (3) issuing 5,500 new shares in Amer or 10.0% ownership interest to MHTL, and (4) the Company is responsible for 20.0% of any potential tax obligation associated with Amer, if Amer fails to be publicly listed in 36 months from the closing date of this transaction. The Company concluded that it’s not probable that this contingent liability would be incurred. As a result of this transaction, the Company’s ownership interest in Amer was diluted from 55.0% to 10.0%. The transaction was completed on August 31, 2019.

The Company recognized a disposal gain of $0.5 million as a result of the deconsolidating Amer, and such gain was recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations in the three and nine months ended September 30, 2019. $0.1 million of the gain is attributable to the 10.0% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $0.6 million relating to a receivable due from Amer to a subsidiary of the Company, which was recorded in “Selling, general and administrative expense” in the consolidated statements of operations in the three and nine months ended September 30, 2019.

Pro forma results of operations for the three months ended March 31, 2019 have not been presented because they are not material to the consolidated results of operations. Amer had no revenue and minimal operating expenses in the year ended December 31, 2019.

Note 7.     Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable, gross	$1,833	$2,405
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,833	$2,405

There were no changes in the allowance for doubtful accounts for the three months ended March 31, 2020 and 2019.

The balance includes the taxi commission revenue receivables of $1.7 million and $2.3 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of March 31, 2020 and December 31, 2019, respectively.

Note 8.     Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	March 31,	December 31,
	2020	2019
Furniture and office equipment	$462	$441
Vehicle	62	62
Leasehold improvements	212	243
Total property and equipment	736	746
Less: accumulated depreciation	(381)	(368)
Property and equipment, net	355	378
Fintech Village
Land	3,043	3,043
Building	309	309
Assets retirement obligations – environmental remediation	6,496	6,496
Capitalized direct development cost	2,713	2,713
Construction in progress (Fintech Village)	12,561	12,561
Property and Equipment, net	$12,916	$12,939

The Company recorded depreciation expense of $31,536 and $16,609, which is included in its operating expense, for the three months ended March 31, 2020 and 2019, respectively.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

The Company recorded asset retirement obligations for environmental remediation matters in connection with the acquisition of Fintech Village. The following table summarizes the activity in the asset retirement obligation for the three months ended March 31, 2020 (in thousands):

	January 1, 2020	Liabilities Incurred	Remediation Performed	Accretion Expense	Revisions	March 31, 2020
Asset retirement obligation	$5,094	$-	$-	$-	$-	$5,094

The Company capitalized direct costs incurred on Fintech Village and the capitalized cost is recorded as part of Construction in progress. Capitalized costs were $2.7 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively, and are primarily related to legal and architect costs.

The Company has identified Fintech Village as a non-core asset and is evaluating its strategies for divesting of this asset.

Note 9.     Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2019	$705
Acquisitions	22,639
Balance as of December 31, 2019	23,344
Measurement period adjustments	(12,513)
Effect of change in foreign currency exchange rates	(42)
Balance as of March 31, 2020	$10,789

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	March 31, 2020					December 31, 2019
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Software and licenses	-	$97	$(97)	$-	$-	$97	$(97)	$-	$-
Solid Opinion IP (a)	3.9	4,655	(1,009)	-	3,646	4,655	(776)	-	3,879
Fintalk intangible assets (b)	-	635	(635)	-		635	(635)	-	-
Influencer network (c)	8.4	1,980	(314)	-	1,666	1,980	(264)	-	1,716
Customer contract (c)	1.4	500	(264)	-	236	500	(222)	-	278
Continuing membership agreement (d)	19.3	8,255	(310)	-	7,945	8,255	(206)	-	8,049
Customer list	2.3	59	(15)	-	44	59	(10)	-	49
Trade name (c)	13.4	110	(12)	-	98	110	(10)	-	100
Technology platform (c)	5.4	290	(66)	-	224	290	(55)	-	235
Land use rights (e)	99	25,739	-	-	25,739	27,079	-	-	27,079
Marketing and distribution agreement (e)	20	11,944	-	-	11,944	11,333	-	-	11,333
Total		54,264	(2,722)	-	51,542	54,993	(2,275)	-	52,718
Indefinite lived intangible assets
Website name		25	-	-	25	25	-	-	25
Patent		28	-	-	28	28	-	-	28
Total		$54,317	$(2,722)	$-	$51,595	$55,046	$(2,275)	$-	$52,771

(a)	During the first quarter of 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4.5 million shares of the Company’s common stock with a fair value of $7.2 million. The assets acquired included cash of $2.5 million and intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 0.5 million of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion has the rights to vote and receive the dividends paid with respect to the Escrow Shares. The Escrow Shares were scheduled to be released on February 19, 2020, and were released in April 2020.
(b)	In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The initial purchase price for the Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded this amount in prepaid expenses as of December 31, 2018 because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million. The Company issued 2.9 million common shares in June 2019 and completed the transaction. In the fourth quarter of 2019, management determined these assets had no future use and recorded an impairment loss of $5.7 million.

(c)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. Refer to Note 6(b).
(d)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 90.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. Refer to Note 6(c).
(e)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. In connection with the completion of acquisition accounting, the Company revised the estimated useful life of the marketing and distribution agreement from 5 to 20 years. As amortization of this agreement has not commenced, the revision of the estimated useful life had no effect on the consolidated financial statements. Refer to Note 6(a) for additional information.

Amortization expense relating to intangible assets was $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be
Years ending December 31,	recognized

2020 (excluding the three months ended March 31, 2020)	$1,761
2021	2,578
2022	2,457
2023	2,448
2024	1,672
2025 and thereafter	40,626
Total	$51,542

The above table assumes that the amortization commences on the Land use rights and Marketing and distribution agreement on July 1, 2020; however, actual amortization may commence at a later date as EV production commences.

Note 10.     Long-term Investments

The following table summarizes the Company’s long-term investments (in thousands):

	March 31,	December 31,
	2020	2019
Non-marketable equity investments	$5,967	$5,967
Equity method investments	16,651	16,654
Total	$22,618	$22,621

Non-marketable equity investment

Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, no impairment losses were recorded in the three months ended March 31, 2020 and 2019.

In the three months ended March 31, 2019, the Company sold one non-marketable equity investment with a carrying amount of $3.2 million for GTB and recognized no gain or loss on the sale. Refer to Note 14(b) for additional information.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		March 31, 2020
		January 1, 2020	Addition	Income (loss) on investment	Impairment losses	Disposal	Foreign currency translation adjustments	March 31, 2020
BDCG	(a)	$9,800	$-	$-	$-	$-	$-	$9,800
Glory	(b)	6,854	-	(3)	-	-	-	6,851
Total		$16,654	$-	$(3)	$-	$-	$-	$16,651

All the investments above are privately held companies; therefore, quoted market prices are not available. The Company has received no dividends from equity method investees in the three months ended March 31, 2020 and 2019.

(a)	BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, the Company signed a joint venture agreement, with two unrelated parties, to establish BDCG located in the United States for providing block chain services for financial or energy industries by utilizing artificial intelligence and big data technology in the United States. On April 24, 2018, the Company acquired 20.0% equity ownership in BDCG from one noncontrolling party for total consideration of $9.8 million which consisted of $2.0 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3.0 million shares of the Company’s common stock), increasing the Company’s ownership to 60.0%. The remaining 40.0% of BDCG are held by Seasail Ventures Limited (“Seasail.”) The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810) granted to Seasail. The new entity is currently in the process of ramping up its operations. Intelligenta has yet to record revenue or earnings or losses, and therefore its statement of operations and balance sheet data are not material.

As of March 31, 2020, the excess of the Company’s investment over its proportionate share of Intelligenta’s net assets was $9.8 million. The difference represents goodwill and is not being amortized.

(b)	Glory Connection Sdn. Bhd (“Glory”)

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

In December 2019, the Company acquired a 51.0% ownership interest in Tree Technologies. Tree Technologies had previously been granted the land use rights to the 250 acres of vacant land mentioned above, which was previously anticipated would be owned by Glory. As Glory would no longer receive the land use rights to the 250 acres of vacant land, the Company evaluated its investment in Glory for impairment, and recorded an impairment loss of $13.1 million in “Impairment of and equity in loss of equity method investees” in the consolidated statements of operations in the year ended December 31, 2019.

Tree Technologies has also entered into a product supply arrangement and a product distribution arrangement with a subsidiary of Glory. The Company performed an assessment of these arrangements, and determined that Glory is a variable interest entity, but that the Company is not the prime beneficiary. As of March 31, 2020, the Company accounts for Glory as an equity method investment.

The Company has advanced $0.4 million to Glory in order to fund its operations, although it had no obligation to do so. The Company’s maximum exposure to Glory is $7.3 million, the sum of its investment and advances.

As of March 31, 2020, the excess of the Company’s investment over its proportionate share of Glory’s net assets was $7.1 million. The difference primarily represents an amortizing intangible asset.

The following table summarizes the income statement information of Glory for the three months ended March 31, 2020 (in thousands):

Revenue	$1
Gross profit	(3)
Net loss from operations	(10)
Net loss	(9)
Net loss attributable to Glory	(5)

Note 11.     Leases

As of March 31, 2020, the Company’s operating lease right of use assets and operating lease liabilities are $6.1 million and $7.3 million, respectively. The weighted-average remaining lease term is 5.8 years and the weighted-average discount rate is 7.5%.

As of December 31, 2019, the Company’s operating right of use assets and operating lease liabilities were $6.9 million and $7.3 million, respectively. As of March 31, 2019, the weighted-average remaining lease term was 3.8 years and the weighted-average discount rate was 7.25%.

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$487	$602
Short-term lease cost	85	15
Sublease income	(32)	-
Total	$540	$617

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$553	$259
Right of use assets obtained in exchange for new operating lease liabilities	322	-

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Years ending December 31	Costs
2020	$1,345
2021	1,435
2022	1,423
2023	1,474
2024	1,504
2025 and thereafter	1,874
Total lease payments	9,055
Less: Interest	(1,756)
Total	$7,299

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $0.9 million. In the three months ending June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2020. The Company will record a gain of $0.8 million for the extinguishment of the operating lease liability in the three months ending June 30, 2020.

The above table summarizing the maturity of operating lease liabilities does not encompass the settlement of the above mentioned lease liability as it had not been completed as of March 31, 2020.

Note 12.     Promissory Notes

The following table summarizes the outstanding promissory notes as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31,		December 31,
		2020		2019
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*	Maturity Date
Convertible Note-Mr. McMahon (Note 14 (a))	4.0%	$3,000	$3,290	$3,000	$3,260	December 31, 2022
Convertible Note -SSSIG (Note 14 (a))	4.0%	1,252	1,313	1,252	1,301	February 8, 2020, in process of renewal
Convertible Note-SSSIG (Note 14 (a))	4.0%	250	253	250	250	November 25 2020
Convertible Note-Advantech (a)	8.0%	12,000	5,120	12,000	3,193	June 28, 2021
Senior Secured Convertible Note (b)	10.0%	850	542	850	348	August 22, 2020
Senior Secured Convertible Note (c)	10.0%	3,580	2,250	3,580	1,896	March 27, 2021
Senior Secured Convertible Note (d)	4.0%	5,000	3,223	3,000	1,405	December 2020
Promissory Note (e)	6.0%	3,000	3,045	3,000	3,000	November 25, 2020
Total		$28,932	19,036	$26,932	14,653
Less: Current portion			10,626		8,013
Long-term Note, less current portion			$8,410		$6,640

*Carrying amount includes the accrued interest.

The following table summarizes future maturities of long-term debt, contractual obligations for interest, as well as projected interest expense resulting from the amortization of debt discounts as of March 31, 2020 (in thousands):

	Principal	Interest
2020	$9,100	$9,658
2021	19,832	4,415
Total	$28,932	$14,073

As of March 31, 2020 and December 31, 2019, the Company was in compliance with all ratios and covenants.

(a) $12.0 Million Convertible Note - Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12.0 million (the “Advantech Note.”) The Advantech Note bears interest at a rate of 8.0% and matures on June 28, 2021, and is convertible into the shares of the Company’s common stock at a stated conversion price, subject to adjustment if subsequent equity shares have a lower conversion price (“down round provision.”) The stated conversion price was initially $1.82 per share, which was subsequently reset to $1.00 in October 2019 due to the down round provision and subsequent equity issuances at $1.00.

The Company received aggregate gross proceeds of $12.0 million, net of $34,133 for the issuance expenses paid by Advantech.

Down Round Price Adjustment on October 30, 2019

As a result of the additional financing on October 30, 2019, the conversion price of the Advantech Note was reduced from $1.82 to $1.00. The initial difference between the conversion price and the fair value of the common stock on the commitment date resulted in a beneficial conversion feature (“BCF”) recorded of $1.4 million and increased by $10.6 million due to the down round provision adjustment in October 2019.

For the three months ended March 31, 2020 and 2019, total interest expense recognized was $1.9 million and $0.4 million, respectively. The carrying amounts as of March 31, 2020 and December 31, 2019 are reflected net of discounts of $8.6 million and $10.2 million, respectively, associated with the BCF of the Advantech Note. This amount is being amortized based on the effective interest method through the first demand redemption date as applicable.

The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other conditions of the convertible note offering.

(b) $2.05 Million Senior Secured Convertible Debenture due in August 2020 - ID Venturas 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2.1 million of senior secured convertible note (“February IDV Note”). The February IDV Note bears interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on August 22, 2020. In addition, IDV is entitled to the following: (1) the convertible note is senior secured; (2) convertible at an adjusted $1.00 (original $1.84) per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares have a lower conversion price, (3) 1.2 million shares of common stock of the Company; and (4) a warrant exercisable for 1.6 million shares of common stock which the February IDV Note is convertible into at an exercise price of $1.00 (original $1.84) per share and will expire in 7 years, which was extended from 5 years.

The Company received aggregate gross proceeds of $2.0 million, net of $50,000 for the issuance expenses paid by IDV. Total funds received were allocated to the February IDV Note, common shares and warrants based on their relative fair values in accordance with ASC 470, Debt (“ASC 470.”) The fair value of the February IDV Note and common shares was based on the closing price of the Company’s common stock on February 22, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 111.83% and an interest rate of 2.48%.  The fair value of the warrants was recorded as additional paid-in capital and a corresponding discount on the carrying amount of the February IDV Note. The Company recognized a BCF of $0.6 million as an increase in additional paid-in capital and corresponding discount on the carrying amount of the February IDV Note, which was the fair value of the common shares at the commitment date for the February IDV Note, less the effective conversion price.

Interest on the February IDV Note is payable quarterly starting from April 1, 2019. The February IDV Note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the February IDV Note plus additional warrants and accrued and unpaid interest to the date of redemption.

The Company is also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

The security purchase agreement contains customary representations, warranties and covenants. The February IDV Note was collateralized by the Company’s equity interest in Grapevine and the Company had the right to request the removal of the guarantee and collateral by the issuance of additional 250,000 shares of common stock.

Modification/Extinguishment

On September 27, 2019, the Company issued 250,000 shares of common stock to IDV in exchange for the release of Grapevine as collateral. The issuance of the common shares in exchange for the removal of collateral was treated as a modification of the February IDV Note pursuant to the guidance of ASC 470. The Company concluded that the February IDV Note qualified for debt extinguishment as the 10.0% cash flow test was met. As a result, the carrying amount of $0.8 million of the February IDV Note was written off and the amended note was recorded at its fair value of $1.7 million. The Company recognized a non-cash loss on extinguishment of debt in the amount of $1.2 million and the intrinsic value of reacquisition of BCF is zero as of September 27, 2019.

Down Round Price Adjustment on October 30, 2019

As a result of the additional financing on October 30, 2019, the Company entered into a letter agreement with IDV pursuant to which the Company agreed to reduce the conversion price of the February IDV Note and the exercise price of the warrants from $1.84 to $1.00. The Company recognized $1.4 million of remeasured BCF as an increase in additional paid-in capital and a corresponding discount on the carrying amount of the February IDV Note and $0.2 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 112.0%, and an interest rate of 2.48%. This resulted in a BCF of $1.4 million.

Conversion

During the three months ended December 31, 2019, $1.2 million of the February IDV Note, plus interest, were converted into 1.2 million shares of common stock of the Company. As a result of the conversions, the Company recognized interest expense of $1.0 million with a corresponding adjustment to debt discount.

The discounts on the February IDV Note for the warrants and BCF are being amortized to interest expense, using the effective interest method, over the term of the February IDV Note. As of March 31, 2020, and December 31, 2019, the carrying amount is reflected net of discounts of $0.3 million and $0.5 million, respectively. Total interest expense recognized was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

(c) $3.58 Million Senior Secured Convertible Debenture due in March 2021 - ID Venturas 7

On September 27, 2019, the Company executed a security purchase agreement with IDV (“IDV September Agreement”), whereby the Company issued $2.5 million of senior secured convertible note in September (“September IDV Note”) and issued an additional $1.1 million of secured convertible notes subsequently based on additional investment rights in the IDV September Agreement. The September IDV Notes bear interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and mature on March 27, 2021. In addition, IDV is entitled to the following: (1) the convertible note is senior secured; (2) convertible at an adjusted $1.00 (original $1.84) per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares have a lower conversion price, (3) 1.5 million shares of common stock of the Company, and (4) a warrant exercisable for 4.7 million shares of common stock at an exercise price of $1.00 (original $1.84) per share and will expire in 7 years, which was extended from 5 years.

The Company received net proceeds of $3.5 million (aggregate gross proceeds of $3.6 million, net of $65,000 for the issuance expenses paid to IDV). Total gross proceeds were allocated to the September IDV Note, common shares and warrants based on their relative fair values in accordance with ASC 470. The fair value of the September IDV Note and common shares was based on the closing price of the common stock on September 27, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 122.44% and an average interest rate of 1.66%.  The fair value of the warrants was recorded as additional paid-in capital and corresponding discount on the carrying amount of the September IDV Note. The Company recognized a BCF as a discount on September IDV Note at its intrinsic value, which was the fair value of the common shares at the commitment date, less the effective conversion price. The Company recognized $1.3 million of BCF in total as an increase in additional paid-in capital and corresponding discount on the carrying amount of the September IDV Note.

The September IDV Note is redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the September IDV Note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties and covenants. The September IDV Note is collateralized by the Company’s equity interest in DBOT.

The Company is also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Down Round Price Adjustment on October 30, 2019

On October 29, 2019 the Company entered into a letter agreement with IDV pursuant to which the Company agreed to reduce the conversion price of the debentures and the exercise price of the warrants from $1.84 to $1.00 for the February IDV Note and the September IDV Note due to the lower conversion price and exercise price agreed in the additional issuance in October, 2019. The Company recognized $0.2 million of remeasured BCF as an increase in additional paid-in capital and corresponding discount on the carrying amount of the September IDV Note and $0.1 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants.

The discount on the September IDV Note for the warrants and BCF are being amortized to interest expense, using the effective interest method, over the term of the September IDV Note. As of March 31, 2020 and December 31, 2019, the carrying amount is reflected net of discounts of $1.4 million and $1.8 million, respectively. Total interest expense recognized was $0.4 million for the three months ended March 31, 2020.

Additional Issuance for No Additional Consideration - Consent of IDV for Subsequent Financing with YA II PN

On December 19, 2019, the Company executed an additional issuance agreement with IDV, pursuant to which the Company obtained a consent from IDV for subsequent financing with YA II PN in exchange for: (1) 2.0 million shares of the Company’s common stock; (2) the warrant to purchase 1.0 million shares of the Company’s common stock at an exercise price of $1.00 with a 7 year term in the form of prior warrants issued to IDV; and (3) a 2 year extension of the exercise period for all outstanding warrants held by IDV.

The additional issuance above and the exercise period extension in exchange for the consent was treated as a modification of the September IDV Note pursuant to the guidance of ASC 470. The Company concluded that the September IDV Note qualified for debt extinguishment as the 10.0% cash flow test was met. As a result, the carrying amount of $0.4 million of the September IDV Note was written off and the amended note was recorded at its fair value of $2.2 million along with a BCF at intrinsic value of $0.5 million. The Company measured and recognized the intrinsic value of the BCF at its reacquisition price $0.5 million on December 19, 2019 and recognized a non-cash loss on extinguishment of debt in the amount of $2.7 million in accordance with ASC 470. In addition, the Company recognized a deemed dividend of $0.5 million for the extension of exercise period for all applicable warrants issued to IDV.

(d) $5.0 Million Senior Secured Convertible Debenture due in December 2020 - YA II PN

On December 19, 2019, the Company completed the initial closing with respect to a securities purchase agreement with YA II PN, Ltd, a company incorporated under the laws of the Cayman Islands (“YA II PN”), where YA II PN has agreed to purchase from the Company up to $5.0 million (with 4% discount) in units consisting of secured convertible debentures (the “Convertible Debentures”), which shall be convertible into shares of the Company’s common stock at lower of: (1) $1.50 per share, or (2) 90% of the lowest 10 day volume weighted average price (“VWAP”) with a floor price at $1.00, subject to adjustments if subsequent equity shares have a lower conversion price, and shares of the Company’s common stock. The purchase and sale of the units shall take place in three closings:

1.	First Closing: $2.0 million of Convertible Debentures and 1.4 million shares of common stock closed on December 19, 2019;
2.	Second Closing $1.0 million of Convertible Debentures and 0.7 million shares of common stock closed on December 31, 2019 upon filing the registration statement; and
3.	Third Closing: $2.0 million of Convertible Debentures and 1.4 million shares of common stock closed on February 13, 2020 when such registration statement was declared effective by the SEC.

The Convertible Note matures in December 2020 and accrues interest at an 4.0% interest rate. YA II PN also received: (1) a warrant (the “Warrant I”) exercisable for 1.7 million shares of common stock at $1.50 with an expiration date 60 months from the date of the agreement, and (2) a warrant (the “Warrant II”) exercisable for 1.0 million shares of common stock at $1.00 with an expiration date of 12 months from the date of the agreement.

The Company received aggregate gross proceeds of $2.9 million (net of $0.1 million discount) as of December 31, 2019 and received $2.0 million in February 2020. Total funds received were allocated to the Convertible Debentures, common shares and warrants based on their relative fair values in accordance with ASC 470. The fair value of the Convertible Debentures and common shares was based on the closing price of the common stock on December 19, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years (1 year for Warrant II), expected dividend rate of 0%, volatility of 122.44% and an interest rate of 1.66% (1.54% for Warrant II). The fair value of the warrants was recorded as additional paid-in capital and a corresponding discount on the carrying amount of the Convertible Debentures. There was no BCF because its intrinsic value is zero since the stock price of the common shares at the commitment date for the Convertible Debentures is greater than the effective conversion price.

The Convertible Debentures are redeemable at the option of the Company in whole or in part at an initial redemption price of the principal amount of the Convertible Debentures plus a redemption premium equal to 15% of the amount being redeemed and accrued and unpaid interest to the date of redemption. The security purchase agreement contains customary representations, warranties and covenants.

The discounts on the Convertible Debentures for the warrants and BCF are being amortized to interest expense, using the effective interest method, over the term of the Convertible Debentures. As of March 31, 2020 and December 31, 2019, the carrying amount is reflected net of discounts of $1.8 million and $1.6 million, respectively. Total interest expense recognized was $0.5 million for the three months ended March 31, 2020.

(e) $3.0 Million Promissory Note due in November 2020 – New Castle County

On November 25, 2015, DBOT, the subsidiary which the Company acquired in 2019, entered into a promissory note with New Castle County, a political subdivision of the State of Delaware in the aggregate principal amount of $3.0 million (the “New Castle County Notes”). The New Castle County Notes bear interest at a rate of 6.0%, and mature on November 25, 2020. For the three months ended March 31, 2020, the Company recorded interest expense of $45,000 related to the Note. The agreement also requires the Company to comply with certain covenants, including restrictions on new indebtedness offering and liens.

Note 13.  Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest

Convertible Preferred Stock

The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of March 31, 2020 and December 31, 2019, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

Redeemable Non-controlling Interest

The Company and Qingdao Chengyang Xinyang Investment Company Limited (“Qingdao”) formed a joint venture Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited (“JV”). Qingdao entered into a capital subscription agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) are payable in three installments of RMB 50.0 million ($7.0 million) upon the JV attaining certain revenue or market value benchmarks.

The investment agreement stipulates that the JV must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, and after three years may redeem its investment for the face amount plus 6.0% interest less dividends paid. The redemption feature is neither mandatory nor certain. Due to the redemption feature, the Company has classified the investment outside of permanent equity.

The following table summarizes activity for the redeemable non-controlling interest for the three months ended March 31, 2020 (in thousands):

January 1, 2020	$-
Initial investment	7,047
Accretion of dividend	106
Loss attributable to non-controlling interest	(80)
Adjustment to redemption value	80
March 31, 2020	$7,153

Common Stock

The Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.

2020 Equity Transactions

Refer to Note 12 for information related to issuance of commons stock with convertible notes, Note 15 for information related to the issuance to common stock for warrant exercise, and Note 6(c) for the information related to the issuance of common stock for DBOT contingent consideration.

2019 Equity Transactions

Refer to Note 9 for information related to the issuance of common stock for assets and Note 12 for information related to the issuance of common stock in connection with convertible notes, and Note 6 for information related to the issuance of common stock for acquisitions.

On March 5, 2019 the Company entered into an agreement to acquire a company based in Malaysia, and placed 25.5 million common shares into an escrow account. The agreement was terminated in July 2019 and the common shares removed from escrow.

Note 14.     Related Party Transactions

(a)	Convertible Note

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, the Company’s Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million (the “Note ”) at a 4.0% interest rate computed on the basis of a 365-day year. The Company entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock). The last amendment was made on May 9, 2020, and extended the maturity date to December 31, 2022.

The accumulated interest payable as of March 31, 2020 and December 31, 2019 was $0.3 million and $0.3 million, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $29,918 and $29,589 related to the Note. The Company did not pay such interest to Mr. McMahon in the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, the Company received $1.3 million from SSSIG. The Company has not received the remaining $1.2 million as of the date of this report. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $12,489 and $10,617, respectively, related to the Note. The Company has not paid the interest on this note.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bears interest at a rate of 4.0%, matures on November 25, 2021, and is convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. As of March 31, 2020, the Company received $0.25 million from SSSIG. For the three months ended March 31, 2020, the Company recorded interest expense of $3,493. The Company has not paid the interest on this note.

(b) Transactions with GTD

Disposal of Assets in exchange of GTB

In March 2019, the Company completed the sale of the following assets (with total carrying amount of $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1.3 million GTB. The Company considers the arrangement as a nonmonetary transaction and the fair values of GTB are not reasonably determinable due to the reasons described below. Therefore, GTB received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845, Nonmonetary Transactions.

•	License content (net carrying amount $17.0 million)

•	13% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount of $3.2 million which was included in long-term investment as a non-marketable equity investment)

•	Animation copy right (net carrying amount $0.2 million which was included in intangible assets.)

Digital asset management services

The Company recognized revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606, Revenue from Contracts with Customers, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): 1) it only trades in one exchange, which operations have been less than one year; 2) its historical volatility is high; and 3) the Company’s intention at the time to hold the majority of GTB, as part of its digital asset management services; and 4) associated risks related to holding GTB. Therefore, the value of 7.1 million GTB using Level 2 measurement was $40.7 million with a 76% discount to the fixed contract price agreed upon by both parties when signing the contract. The Company considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76%. The estimated value of GTB is calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155%; dividend yield: zero and risk-free interest rate 2.25%. As of December 31, 2019, all performance obligations associated with the development of the master plan for GTD’s assets had been satisfied. Accordingly, the Company recognized revenue of $40.7 million in the year ended December 31, 2019.

Impairment loss

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

(c) Severance payments

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

(d) Borrowing from Dr. Wu. and his affiliates

In the three months ended March 31, 2020, the Company’s net borrowings from Dr. Wu and his affiliates decreased by $2.5 million due to repayments. The Company recorded these borrowings in “Amount due to related parties” in its consolidated balance sheet as of March 31, 2020. These borrowings bear no interest.

(e) Long Term Investment to Qianxi

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co.(“Shenma”) to acquire its 1.72% ownership in Qianxi with the consideration of $4.9 million, which will be paid in six installments. Shenma needs to complete the share transfer registration prior to May 31, 2020, otherwise it will return the investment payment to the Company. The Company has recorded the first installment $0.5 million on the “Other Non-Current Assets” since the share transfer registration is not completed yet.

(f) Borrowing from Beijing Financial Holdings Limited

The Company recorded the borrowings of $0.4 million in “Amount due to related parties” in its consolidated balance sheet as of March 31, 2020, and $0.7 million in “Other current liabilities” in its consolidated balance sheet as of December 31, 2019. Effective January 1, 2020, Beijing Financials Holding limited is considered a related party because MHTL is intended to act as a trustee over 10,000 common shares of MEG to effect a share-based compensation plan and has the same owner of Beijing Financial Holdings Limited.

Note 15.     Share-Based Compensation

As of March 31, 2020, the Company had 13.3 million options, 0.1 million restricted shares and 8.0 million warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. As of March 31, 2020, the maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 4.0 million shares to 31.5 million shares. As of March 31, 2020, options available for issuance are 15.8 million shares.

For the three months ended March 31, 2020 and 2019, total share-based payments expense was $2.2 million and $0.2 million, respectively.

(a)	Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2020	14,936,726	$2.13	8.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(711,583)	1.95	-	-
Forfeited	(897,917)	1.98	-	-
Outstanding at March 31, 2020	13,327,226	2.15	8.17	-
Vested and expected to be vested as of March 31, 2020	13,327,226	2.15	8.17	-
Options exercisable at March 31, 2020 (vested)	7,930,354	2.26	7.67	-

As of March 31, 2020, $8.1 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested in the three months ended March 31, 2020 and 2019 was $2.2 million and $6,312, respectively. Cash received from options exercised in the three months ended March 31, 2020 and 2019 $0 and $0, respectively.

There were no options granted in the three months ended March 31, 2020.

(b)	Warrants

In connection with certain of the Company’s financings and service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother were expired without exercise on January 31, 2019. The Company issued warrants to IDV and YA II PN, Ltd. in connection with senior secured convertible notes and the weighted average exercise price was $1.10 and the weighted average remaining life was 6 years. Refer to Note 12 for additional information on promissory notes.

	March 31, 2020	December 31, 2019
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
$2.05 million IDV	1,671,196	1,671,196	$1.00	2/22/2026
$3.58 million IDV	4,658,043	4,658,043	1.00	9/27/2026
$5.0 million YA II PN	1,666,667	1,666,667	1.50	12/13/2024
$5.0 million YA II PN *	-	1,000,000	1.00
	7,995,906	8,995,906

*YA II PN exercised 1,000,000 warrants on March 31, 2020 and the Company received $1.0 million proceeds.

(c)	Restricted Shares

The following table summarizes the unvested restricted shares is as follows:

		Weighted-average
	Shares	fair value
Non-vested restricted shares outstanding at January 1, 2020	55,086	$2.38
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested restricted shares outstanding at March 31, 2020	55,086	2.38

As of March 31, 2020, there was $0 of unrecognized compensation cost related to unvested restricted shares.

Note 16.    Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share for the three months ended March 31, 2020 and 2019 (USD in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net earnings (loss) attributable to common stockholders	$(12,348)	$19,927
Interest expense attributable to convertible promissory notes	-	738
Net earnings (loss) assuming dilution	$(12,348)	$20,665
Basic weighted average common shares outstanding	157,859,642	105,345,673
Effect of dilutive securities
Convertible preferred shares- Series A	-	933,333
Convertible promissory notes	-	10,022,230
Diluted potential common shares	157,859,642	116,301,236
Earnings (loss) per share:
Basic	$(0.08)	$0.19
Diluted	$(0.08)	$0.18

Basic earnings (loss) per common share attributable to the Company’s shareholders is calculated by dividing the net loss attributable to the Company’s shareholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive. (in thousands)

	March 31,	December 31,
	2020	2019
Warrants	7,996	8,996
Options and RSUs	13,382	14,938
Series A Preferred Stock	933	933
DBOT contingent shares	818	8,501
Convertible promissory note and interest	24,218	21,678
Total	47,347	55,046

Note 17.     Income Taxes

As of March 31, 2020, the Company had $88.2 million of the U.S domestic cumulative tax loss carryforwards and $29.7 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss carry forwards expire after 2017 based on new tax law. These PRC tax loss carryforwards will expire beginning year 2020 to year 2024.

During the three months ended March 31, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $0.1 million which consisted of a $4.7 million expense related to current operations and a $4.8 million benefit from a reduction in the beginning of the year deferred tax valuation allowance. This resulted in an effective tax rate of (1%). The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

There was no identified unrecognized tax benefit as of March 31, 2020 and December 31, 2019.

Note 18.     Commitments and Contingencies

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

The EV industry is relatively new in China, and the PRC government has not adopted a clear regulatory framework to regulate the industry. Therefore, there is some degree of uncertainty regarding the regulatory requirements of the PRC government in the EV industry. If the PRC government enacts new laws and regulations, or adopt new interpretations or policies with respect to the current laws and regulations, that require licenses or permits for the operation of the Company’s existing or future businesses, the Company cannot ensure that it has all the permits or licenses required for its EV business or that the Company will be able to obtain or maintain permits or licenses in a timely manner.

(b)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of March 31, 2020, and December 31, 2019, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States, Malaysia and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(c)	Foreign Currency Risks

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

Note 20. Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	March 31, 2020
	Level I	Level II	Level III	Total
Acquisition earn-out liability[1]	$-	$-	$1,096	$1,096

Note

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the third quarter of 2019 and as subsequently remeasured as of March 31, 2020 as disclosed in Note 6(c).

The fair value of the acquisition earn-out liability as of March 31, 2020 and December 31, 2019 was valued using the Black-Scholes Merton method.

The following table summarizes the significant inputs and assumptions used in the model :

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term	0.08 years	0.25 years
Expected dividend yield	0%	0%

The significant unobservable inputs used in the fair value measurement of the acquisition earn-out liability includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Acquisition Earn-out Liability
January 1, 2020	$7,311
Settlement	(6,747)
Remeasurement (loss)/gain recognized in the income statement	532
March 31, 2020	$1,096

The acquisition of Tree Technologies also resulted in an acquisition earn-out liability, initially recorded as $17.3 million and subsequently revised to $15.5 million upon the completion of acquisition accounting. As the business case upon which the acquisition earn-out liability was determined assumes that manufacturing and distribution commences in July, 2020, as of yet there have been no changes in conditions which would cause the remeasurement of this liability. Refer to Note 6(a) for additional information.

Note 21.     Subsequent Events

Standby Equity Distribution Agreement

On April 3, 2020, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”). Pursuant to the SEDA, the Company will be able to sell up to $50.0 million of its common stock at the Company’s request any time during the 36 months following the date of the SEDA’s entrance into force. The shares would be purchased at 90% of the market price, which is defined as the lowest daily volume weighted average price of the Company’s common stock during the 5 consecutive trading days commencing on the trading day immediately following the Company’s delivery of an advance notice to YA, and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.

Pursuant to the SEDA, the Company shall use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company did not pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction, except for a commitment fee equivalent to 1.0 million shares of Ideanomics’ common stock to be issued and offered to a subsidiary of YA, and which shares are also registered pursuant to the Company’s effective shelf registration statement on Form S-3, File No. 333- 237251.

Small Business Association Paycheck Protection Program

On April 10, 2020 the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan is payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. The Company may apply for forgiveness of this loan in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan is payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. The Company may apply for forgiveness of this loan in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other "forward-looking" information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for the Company’s products, and the product-development and marketing efforts of its competitors. Examples of these events are more fully described in the Company’s 2019 Form 10-K under Part I. Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is presented in four sections as below and should be read in conjunction with the consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-Q. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Outlook

OVERVIEW

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, the Company’s primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the People’s Republic of China (“PRC,”) through its subsidiaries and variable interest entities under the brand name You-on-Demand (“YOD”). The Company closed the YOD business during 2019.

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic components that the Company believed had significant potential to recognize benefits from blockchain and artificial intelligence (“AI”) technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018 the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. Fintech continues to be a priority for us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to deploying blockchain and AI technologies. As the Company looked to deploy fintech solutions in late 2018 and into 2019, management found a unique opportunity in the Chinese Electric Vehicle (“EV”) industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led the Company to establish its Mobile Energy Global (“MEG”) business unit.

Principal Factors Affecting the Company’s Financial Performance

The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2020 and 2019:

•	The Company’s ability to transform the business and to meet internal or external expectations of future performance. In connection with this transformation, the Company is in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring its business structure, continuing to further enhance the controls, procedures, and oversight during this transformation, and expanding the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether the Company will be able to develop the necessary business models, infrastructure and systems to support the businesses. To succeed, among other things, the Company will need to have or hire the right talent to execute the business strategy. Market acceptance of new product and service offerings will be dependent in part on management’s ability to include functionality and usability that address customer requirements, and optimally price the products and services to meet customer demand and cover costs.

•	The Company’s ability to remain competitive. The Company will continue to face intense competition: these new technologies are constantly evolving, and the Company’s competitors may introduce new platforms and solutions that are superior. In addition, the Company’s competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than the Company can. The Company may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.

•	The fluctuation in earnings from the deployment of the Mobile Energy Group Services business unit through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. The Company’s results of operations may fluctuate from period to period based on the entry into new transactions to expand the business. In addition, while management intends to contribute cash and other assets to the Company’s joint ventures, the Company does not intend for its holding company to conduct significant research and development activities. The Company intends research and development activities to be conducted by its technology partners and licensors. These fluctuations in growth or costs and in the joint ventures and partnerships may contribute to significant fluctuations in the results of the Company’s operations.

Effects of COVID 19

Novel Coronavirus 2019 (“COVID 19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus 2. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID 19 pandemic. As of April 30, 2020, over 3.0 million cases had been reported across the globe.

The spread of COVID 19 has caused significant disruption to society as a whole, including the workplace. The resulting impact to the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing has shut down significant parts of the local, regional, national, and international economies with the exception of government designated essential services.

The Company’s operations, including certain key personnel and business advisors and partners, are largely based in China, a country which was subject to a wide-ranging government shutdown as a result of the spread of COVID 19 in January 2020. Consequently, the country was effectively shuttered in the first quarter of 2020, resulting in China introducing a series of significant economic stimulus packages upon the easing of shutdown measures. The economic stimulus is designed to rebuild China’s economic infrastructure, with the expectation that it will rebound significantly in the near- to medium term.

The Company has experienced delays in the preparation and execution of certain key documents due to stay-at-home and work-from home measures which limited the Company’s abilities in these areas. As disclosed in Note 1 to the Consolidated Financial Statements, the Company commenced the process of formulating and implementing a share-based compensation plan whereby key employees and certain consultants of its MEG business unit and wholly-owned subsidiary will benefit. However, the Company was unable to complete the preparation and execution of the necessary documents, and is therefore unable to provide a holistic accounting of this share-based compensation plan. As no share-based awards had been granted to employees or consultants as of March 31, 2020, the Company does not anticipate that the accounting for the initial plan formation will not have a material effect on its consolidated financial statements.

Additionally, the Company was unable to obtain an executed document for an investment in a subsidiary by a non-controlling shareholder made in the three months ended March 31, 2020, which is a required exhibit to this Form 10-Q. The Company anticipates that it will obtain the executed contract in the near-term, and file the required exhibit.

As a result of the overall economic condition in China in the first quarter of 2020, minimal sales of EV’s occurred during that time frame. Ideanomics’ recorded total sales in China of $0.1 million during this time frame. The Company’s expectation is that its sales would increase as China’s economy continues to improve, although the Company is a recent entrant in the EV market in China and can provide no assurances on future sales.

As disclosed in Note 3 to the Consolidated Financial Statements, as of March 31, 2020, the Company had cash and cash equivalents of $5.9 million and an accumulated deficit of $260.8 million.  Additionally, the Company has incurred losses since its inception and must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses in order to execute its business plan.

As a result, the Company expects to continue to raise both equity and debt finance to support the Company’s investment plans and operations, and has been active with investors and is in ongoing discussions with both active and potential investors through the first quarter of 2020, and this activity continues. The Company does not anticipate that the COVID 19 pandemic will adversely affect its ability to raise funds in the near-term, although no assurances can be provided on this matter.

The Company does not currently anticipate that the COVID 19 pandemic will have a material adverse effect on its assets, including its long-term investments, and goodwill and other intangible assets.

Governmental and other organizations are currently forecasting a resurgence of COVID 19 later in 2020 or in the winter of 2020/2021. The impact on the Company cannot be predicted at this time, although the impact would be more adverse if any resurgence of COVID 19 were to be concentrated in Asia as compared to other parts of the world.

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

The Company’s Unconsolidated Equity Investments

The investments where the Company exercises significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for its share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that the Company does not guarantee the investee’s obligations or is committed to provide additional funding. Refer to Note 10 of the notes to unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as none of the companies had taxable profit since inception. At the acquisition of Grapevine Logic, Inc. in 2018, deferred tax liabilities were recorded relating to intangible assets recorded for financial reporting purposes but not recognized for income tax purposes. The intangible assets consequently could not provide deductible amortization expense for income tax purposes. The deferred tax liabilities were recorded on the acquisition to the extent that they could not be offset by usable net operating loss carryforwards acquired in the acquisition. These deferred tax liabilities were reduced, providing an income tax benefit, to the extent that the intangible assets were reduced by amortization expense and additional net operating loss carry forwards were created to offset the liabilities. These benefits amounted to $0.1 million for the three months ended March 31, 2019. Ideanomics, Inc. increased its ownership in Grapevine Logic, Inc. such that beginning with the third quarter of 2019, the result of which was that Grapevine Logic, Inc. activities would be included in the consolidated tax return of Ideanomics, Inc. As a result, the valuation allowance provided against Ideanomics, Inc.’s deferred tax assets were reduced by $0.4 million, the amount of Grapevine Logic, Inc.’s remaining deferred tax liabilities as that portion of Ideanomics Inc.’s net operating loss carryovers could now be utilized to offset these liabilities. As a result, there was no income tax or benefit for Grapevine for the three months ended March 31, 2020 and consequently U.S. income tax expense or benefit for the Company as a whole.

The Tax Cut and Jobs Act (“TCJA”) of 2017 includes provision for Global Intangible Low-Taxed Income (“GILTI”) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the Base Erosion and Anti-Abuse Tax (“BEAT”) under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.

Based on the results of operations for the three months ended March 31, 2020, the Company has determined that there is no GILTI nor BEAT tax liability.

In addition, the TCJA now entitles U.S. companies that own 10.0% or more of a foreign corporation a 100.0% dividends-received deduction for the foreign-source portion of dividends paid by such foreign corporation. Also, net operating losses (“NOLs”) arising after December 31, 2017 are deductible only to the extent of 80.0% of the taxpayer’s taxable income, and may be carried forward indefinitely but generally not allowed to be carried back.

Cayman Islands and the British Virgin Islands

Under current laws of the Cayman Islands and the British Virgin Islands, the Company is not subject to tax on its income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

Hong Kong

The Company’s subsidiaries incorporated in Hong Kong are subject to Profits Tax of 16.5%. $0.1 million tax expense was recorded in 2019 relating to the income on one Hong Kong subsidiary relating to a gain recorded on the sale of variable interest entity (“VIE”) related assets. All other Hong Kong subsidiaries had losses for 2019 and the resulting deferred tax assets relating to the loss carryovers were fully offset by a valuation allowance.

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

During the three months ended March 31, 2020, one of the Company’s PRC subsidiaries incurred a taxable income in the amount of $2.8 million by providing the service to another one of the Company’s PRC subsidiaries. The tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuations allowance in prior periods.  The valuations allowance was reversed as a result of this subsidiary taxable income in the amount of $0.7 million creating a deferred tax benefit offsetting the income tax expense that would otherwise have been incurred.  Other PRC entities had losses that created additional operating loss carryovers, where the related deferred tax assets were offset by a valuation allowance.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019 (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Amount Change	% Change

Revenue	$378	$26,946	$(26,568)	(99%)
Cost of revenue	334	258	76	29%
Gross profit	44	26,688	(26,644)	n/m

Operating expenses:
Selling, general and administrative expenses	5,827	4,188	1,639	39%
Professional fees	1,757	1,360	397	29%
Impairment loss	887	-	887	n/m
Acquisition earn-out expense	532	-	532	n/m
Depreciation and amortization	476	244	232	95%
Total operating expenses	9,479	5,792	3,687	64%

Income (Loss) from operations	(9,435)	20,896	(30,331)	n/m

Interest and other income (expense):
Interest expense, net	(3,156)	(735)	(2,421)	n/m
Equity in loss of equity method investees	(3)	(280)	277	n/m
Others	(26)	(58)	32	(55%)
Earnings (Loss) before income taxes and non-controlling interest	(12,620)	19,823	(32,443)	n/m

Income tax benefit	-	86	(86)	n/m

Net income (loss)	(12,620)	19,909	(32,529)	n/m

Net loss attributable to non-controlling interest	272	18	254	n/m

Net earnings (loss) attributable to IDEX common shareholders	$(12,348)	$19,927	$(32,275)	n/m

Earnings (loss) per share
Basic	$(0.08)	$0.19	(0.27)	n/m
Diluted	$(0.08)	$0.18	(0.27)	n/m

Revenues (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Amount Change	% Change
Electric vehicles	$55	$-	$55	n/m
Digital asset management services	-	26,600	(26,600)	n/m
Other	323	346	(23)	(7)%
Total	$378	$26,946	$(26,568)	n/m

n/m = Not Meaningful

Revenue for the three months ended March 31, 2020 was $0.4 million as compared to $26.9 million for the same period in 2019, a decrease of $26.6 million, or 99%. The decrease was mainly due to the Company’s focus on the EV business in 2020 and no revenue was generated related to digital assets management services for the three months ended March 31, 2020.

In March 2019, the Company entered into an agreement with GTD, one of the Company’s minority shareholders and strategic investors, whereby the Company provided digital asset management services. The revenue was recognized based on the progress of completion of services. The Company recognized $26.6 million for the period ended March 31, 2019 and the remaining $14.1 million was recognized in the remainder of 2019.

In the first quarter of 2020, the Company is gradually ramping up its business related to EVs and recognized $0.1 million revenue from the sales of EVs. The EV revenues for the current quarter were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

Cost of revenues (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Amount Change	% Change
Electric vehicles	$2	$-	$2	n/m
Other	332	258	74	29%
Total	$334	$258	$76	29%

Cost of revenues was $0.3 million for the three months ended March 31, 2020, as compared to $0.3 million for the three months ended March 31, 2019.

The majority of the cost associated with digital asset management services had already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit (USD in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Amount Change	% Change
Electric vehicles	$53	$-	$53	n/m
Digital asset management services	-	26,600	(26,600)	n/m
Other	(9)	88	(97)	n/m
Total	$44	$26,688	$(26,644)	n/m

Gross profit ratio

	Three Months Ended
	March 31, 2020	March 31, 2019
Electric vehicles	96%	-
Digital asset management services	-	100%
Other	(3)%	26%
Total	12%	99%

Gross profit for the three months ended March 31, 2020 was $44,000, as compared to gross profit in the amount of $26.7 million during the same period in 2019. The gross profit ratio for the three months ended March 31, 2020 was 12%, while in 2019, it was 99%.  The decrease was mainly due to: 1) digital asset management service revenue recognized in 2019 has higher gross margin than the gross margin in EVs; and 2) the negative gross margin from the Delaware Board of Trade (“DBOT”) business for the three months ended March 31, 2020 due to the business is still in development stage.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 was $5.8 million as compared to $4.2 million for the same period in 2019, an increase of $1.6 million or 39%. The majority of the increase was due to

•	an increase of $2.0 million in share-based compensation expense
•	an increase of $0.3 million in salary and employee benefits expenses resulting from the acquisition of DBOT and Tree Technology in late 2019, partially offset by
•	a decrease of $0.8 million in severance payments made in 2019 to the former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer

Professional fees

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Professional fees for the three months ended March 31, 2020 were $1.8 million as compared to $1.4 million for the same period in 2019, an increase of $0.4 million. The increase was related to an increase in legal, valuation, audit and tax as well as fees associated with establishing the MEG operation, continuing to build out our technology ecosystem and Ideanomics Capital, and also establishing strategic partnerships and merger and acquisition activity for these business units.

Impairment loss

The Company recorded $0.9 million impairment of DBOT right of use assets because the Company ceased to use the office and vacated the space on March 31, 2020.

Acquisition earn-out expense

The acquisition earn-out expense of $0.5 million represents the remeasurement of the contingent consideration payable to the former DBOT shareholders.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2020 was $0.5 million as compared to $0.2 million for the same period in 2019, an increase of $0.3 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired in the third quarter of year 2019.

Interest expense, net

Interest expense increased $2.5 million to $3.2 million for the three months ended March 31, 2020, from $0.7 million during the same period of 2019. The interest expense increase during 2020 was primarily due to the amortization of beneficial conversion features and the interest associated with convertible notes issued in 2019. The following table summarizes the breakdown of the interest expense (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest, net	$443	$295
Amortization of beneficial conversion feature	2,713	440
Total	$3,156	$735

Equity in loss of equity method investees

Equity in loss of equity method investees decreased $0.3 million for the three months ended March 31, 2020 in comparison to the same period of 2019 as DBOT was an equity method investment until July 2019, at which date the Company increased its ownership to 99.0% and consolidated DBOT.

Income tax expense

As of March 31, 2020, the Company had $88.2 million of the U.S domestic cumulative tax loss carryforwards and $29.7 million of the foreign cumulative tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. No U.S. tax loss would be expired after 2017 based on new Tax Law. These PRC tax loss carryforwards will expire beginning year 2020 to year 2024.

During the three months ended March 31, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the three months ended March 31, 2019, the Company recorded an income tax benefit of $0.1 million which consisted of a $4.7 million expense related to current operations and a $4.8 million benefit from a reduction in the beginning of the year deferred tax valuation allowance. This resulted in an effective tax rate of (1%). The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

There was no identified unrecognized tax benefit as of March 31, 2020 and December 31, 2019.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests was $0.3 million for the three months ended March 31, 2020 compared to a net loss of $17,761 in 2019. The loss is primarily due to net loss from our joint ventures formed and acquired in late 2019.

Liquidity and Capital Resources

A majority of the Company’s operating transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

As of March 31, 2020, the Company had cash of $5.9 million. On that date, $2.0 million was held in the Company’s Hong Kong, U.S. Malaysia, and Singapore entities and $3.9 million was held in the Company’s PRC entities. The Company does not consider cash balances held in the PRC to be available for use outside of the PRC. The Company’s operations outside of the PRC will continue to be dependent upon access to debt and equity funding raised outside of the PRC. There is no guarantee that debt and equity funds will be available to the Company when they are required.

As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.3 million as of March 31, 2020, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% joint venture which is based in Singapore. This joint venture had cash of $0.6 million as of March 31, 2020. The agreement of the Company’s joint venture partner is required prior to disbursement of this joint venture’s funds.

The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(3,858)	$(4,771)
Net cash used in investing activities	(15)	(1,200)
Net cash provided by financing activities	7,148	4,860
Effect of exchange rate changes on cash	6	17
Net increase/(decrease) in cash and cash equivalents	3,281	(1,094)
Cash and cash equivalents at beginning of period	2,633	3,106
Cash and cash equivalents at end of period	$5,914	$2,012

Operating Activities

Cash used in operating activities decreased by $0.9 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to: (1) an decrease in operating results from net gain $19.9 million in the first quarter of 2019 to net loss $12.6 million in the first quarter of 2020, (2) total non-cash adjustments increase (decrease) to net income (loss) was $7.3 million and $(25.1) million for the three months ended March 31, 2020 and 2019, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $1.5 million and of $0.4 million in cash used in operations activities for the three months ended March 31, 2020 and 2019, respectively.

Investing Activities

Cash used in investing activities decreased by $1.2 million, primarily due to costs incurred for Fintech Village of $0.6 million and acquisitions of long-term investments of $0.6 million for the three months ended March 31, 2019.

Financing Activities

The Company received $2.0 million from the issuance of convertible notes, $1.0 million from the exercise of warrants, and $7.1 million from noncontrolling shareholders contribution, and made repayment of $3.0 million to related parties for the three months ended March 31, 2020. While in the same period in 2019, the Company received $2.1 million from the issuance of convertible notes and $2.5 million in proceeds in a private placement from the issuance of restricted shares for the three months ended March 31, 2019, to certain investors, including officers, directors and other affiliates.

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

The Company’s independent registered public accounting firm’s report of the financial statements for year ended December 31, 2019, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Effects of Inflation

Inflation and changing prices have had an effect on the business and management expects that inflation or changing prices could materially affect the business in the foreseeable future. Company management will closely monitor the price changes and make efforts to maintain effective cost control in operations.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements.

The Company does not have other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in its securities.

Contractual Obligations and Commitments

The tabular presentation of contractual obligations is not required for Smaller Reporting Companies.

Seasonality

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG business unit is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality.

OUTLOOK

The Company anticipates that its MEG business unit will be the largest contributor to revenues in 2020. The rate at which the MEG business unit grows is highly correlated with the development of financing structures for fleet purchases of commercial EVs and the speed at which business in the PRC and the rest of Asia returns to pre Covid-19 levels.

The Company will continue to seek ways to deploy its DBOT Alternative Trading System (“ATS”) as a platform for the issuance of digital securities and tokens, trading of commodities and origination and distribution of private placements. The Company does not anticipate that DBOT will generate material amounts of revenue in 2020 due to the developmental stage the business is in.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, environmental contamination and the protection of the environment. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. The Company may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. In 2018, the Company accrued $8.0 million accrued for asset retirement obligations, which are related to the legal contractual obligation in connection with the acquisition of Fintech Village.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 18, Commitments and Contingencies, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the 2019 Form 10-K which could materially affect the Company’s business, financial condition or future results. The risks described in the 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2020, other than those that were previously reported in the Company’s Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2012, at the request of Wecast Network, Inc. (the “Company’), Mr. McMahon made a loan to the Company in the amount of $3,000,000. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the principal amount of $3,000,000, as amended on May 18, 2012, October 19, 2012, May 10, 2013, January 31, 2014, December 30, 2014, December 31, 2016, November 9, 2017 and May 7, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the “McMahon Note”).

On May 9, 2020, the Company and Mr. McMahon entered into Amendment No. 9 to the McMahon Note pursuant to which the McMahon Note will be, at Mr. McMahon’s option, payable on demand or convertible on demand into shares of the Company’s Series E Preferred Stock, provided that the Note will no longer be convertible into Series E Preferred Stock upon the conversion of the Series E Preferred stock owned by C Media into the Company’s Common Stock (pursuant to which all Series E Preferred Stock will be automatically converted) but then convertible only into Common Stock at a conversion price of $1.50, until December 31, 2022.

The foregoing description of Amendment No. 9 to the McMahon Note is qualified in its entirety by reference to the actual Amendment No. 9 to the McMahon Note, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Amendment No. 9 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon*
10.2	Strategic Coorperation agreement between Qingdao Chengyang Xingyang Development and Investment Co., Ltd., Beijing Seven Star Global Culture Development Co., Ltd. and Ideanomics.*
10.3	Convertible Note, dated February 14, 2020, in the amount of $2,000,000 with YA II PN, Ltd.*
10.4	Convertible Note, dated December 31, 2019, in the amount of $1,000,000 with YA II PN, Ltd.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2020.

IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)

