Form 10-Q
period 2020-06-30
IDEANOMICS, INC.
filed 2020-08-10
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ◻

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

Yes ◻      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 237,303,159 shares as of August 7, 2020.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED JUNE 30, 2020

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.”), a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“DBOT” refers to the Delaware Board of Trade Holdings, Inc which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc.;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
●	“FINRA” refers to the Financial Industry Regulatory Authority;
●	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Intelligenta” refers to the BDCG joint venture which was rebranded as Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include AI solutions to enhance corporation services, index services and products, and capital market services and products;
●	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers, and operators, as well as direct customers;
●	“MEG” refers to Mobile Energy Global the subsidiary that holds all of the Company’s electric vehicles investments;
●	“Renminbi” and “RMB” refer to the legal currency of the PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
●	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
●	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
●	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
●	“VIEs” refers to our variable interest entities Sinotop Beijing, and SSF;
●	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
●	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
●	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
●	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
●	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
●	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu.
●	SEDA refers to the Standby Equity Distribution Agreement between the Company and YA II PN Ltd

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$36,384	$2,633
Accounts receivable, net (due from related parties were $1,127 and $2,284 as of June 30, 2020 and December 31, 2019, respectively)	1,242	2,405
Prepayments	1,389	572
Amount due from related parties	1,328	1,256
Notes receivable	1,931	—
Other current assets	263	587
Total current assets	42,537	7,453
Property and equipment, net	177	378
Fintech Village	12,562	12,561
Intangible assets, net	51,479	52,771
Goodwill	10,460	23,344
Long-term investments	22,644	22,621
Operating lease right of use assets	7,579	6,934
Other non-current assets	552	883
Total assets	$147,990	$126,945

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$2,313	$3,380
Deferred revenue	593	477
Accrued salaries	910	923
Amount due to related parties	596	3,962
Other current liabilities	6,045	6,466
Current portion of operating lease liabilities	1,618	1,113
Current acquisition earn-out liability	6,474	12,421
Promissory note-short term	3,704	3,000
Convertible promissory note due to third-parties	7,066	1,753
Convertible promissory note due to related parties	—	3,260
Total current liabilities	29,319	36,755
Asset retirement obligations	4,653	5,094
Convertible promissory note due to third-parties-long term	—	5,089
Convertible promissory note due to related parties–long term	—	1,551
Operating lease liability-long term	11,717	6,222
Non-current acquisition earn-out liability	10,428	12,235
Total liabilities	56,117	66,946
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2020 and December 31, 2019	1,262	1,262
Redeemable non-controlling interest	7,260	—
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 237,008,159 shares and 149,692,953 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	237	150
Additional paid-in capital	357,720	282,554
Accumulated deficit	(287,407)	(248,481)
Accumulated other comprehensive loss	(508)	(664)
Total IDEX shareholder’s equity	70,042	33,559
Non-controlling interest	13,309	25,178
Total equity	83,351	58,737
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$147,990	$126,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue from third-parties	$4,685	$354	$5,063	$700
Revenue from related parties	7	14,100	7	40,700
Total revenue	4,692	14,454	5,070	41,400
Cost of revenue from third-parties	4,435	250	4,769	507
Cost of revenue from related parties	2	466	2	467
Gross profit	255	13,738	299	40,426

Operating expenses:
Selling, general and administrative expenses	6,725	6,485	12,552	10,672
Professional fees	2,372	1,169	4,128	2,530
Impairment loss	6,200	—	7,088	—
Acquisition earn-out/true-up expense, net	746	—	1,279	—
Depreciation and amortization	481	370	957	614
Total operating expenses	16,524	8,024	26,004	13,816

Income (loss) from operations	(16,269)	5,714	(25,705)	26,610

Interest and other income (expense):
Interest expense, net	(8,890)	(581)	(12,047)	(1,316)
Equity in loss of equity method investees	(12)	(286)	(15)	(566)
Conversion expense	(2,266)	—	(2,266)	—
Other income (expense)	1,015	2	989	(56)
Income (loss) before income taxes and non-controlling interest	(26,422)	4,849	(39,044)	24,672

Income tax benefit	—	428	—	514

Net income (loss)	(26,422)	5,277	(39,044)	25,186

Deemed dividend related to warrant repricing	(184)	—	(184)	—

Net loss attributable to common stockholders	(26,606)	5,277	(39,228)	25,186

Net loss attributable to non-controlling interest	28	15	300	33

Net income (loss) attributable to IDEX common shareholders	$(26,578)	$5,292	$(38,928)	$25,219

Earnings (loss) per share
Basic	$(0.15)	$0.05	$(0.23)	$0.24
Diluted	(0.15)	0.05	(0.23)	0.22

Weighted average shares outstanding:
Basic	180,034,278	108,694,719	168,946,960	107,029,448
Diluted	180,034,278	112,461,401	168,946,960	117,605,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$(26,422)	$5,277	$(39,044)	$25,186
Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	276	(68)	283	79
Comprehensive income (loss)	(26,146)	5,209	(38,761)	25,265
Deemed dividend related to warrant repricing	(184)	—	(184)	—
Comprehensive loss attributable to non-controlling interest	76	7	(173)	50
Comprehensive income (loss) attributable to IDEX common shareholders	$(26,254)	$5,216	$(39,118)	$25,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Six Months Ended June 30, 2019
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest	Total Equity
Balance, January 1, 2019	102,766,006	$103	$195,780	$(149,975)	$(1,665)	$44,243	$(1,031)	$43,212
Share-based compensation	—	—	224	—	—	224	—	224
Common stock issuance for restricted shares	129,840	—	—	—	—	—	—	—
Common stock issuance for assets (SolidOpinion, Inc)	4,500,000	5	7,150	—	—	7,155	—	7,155
Common stock issuance for convertible debt	1,166,113	1	2,049	—	—	2,050	—	2,050
Net income (loss)	—	—	—	19,927	—	19,927	(18)	19,909
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	(25)	147
Balance, March 31, 2019	108,561,959	109	205,203	(130,048)	(1,493)	73,771	(1,074)	72,697
Share-based compensation	—	—	3,703	—	—	3,703	—	3,703
Common stock issuance for assets (Fintalk)	2,860,963	3	5,347	—	—	5,350	—	5,350
Common stock issuance for acquisition of non-controlling interest Grapevine	590,671	1	491	—	—	492	(492)	—
Investment from SSSIG	575,431	—	—	—	—	—	—	—
Net income (loss)	—	—	—	5,292	—	5,292	(15)	5,277
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(76)	(76)	8	(68)
Balance, June 30, 2019	112,589,024	$113	$214,744	$(124,756)	$(1,569)	$88,532	$(1,573)	$86,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2020
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest*	Total Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for interest (ID Venturas)	29,766	—	21	—	—	21	—	21
Common stock issuance for acquisition (DBOT)	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issued for warrant exercised (YA II)	1,000,000	1	999	—	—	1,000	—	1,000
Common stock issuance for convertible note (YA II)	1,424,658	1	592	—	—	593	—	593
Tree Technologies measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution (DBOT)	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	163	293,345	(260,829)	(680)	31,999	13,469	45,468
Share-based compensation	—	—	3,394	—	—	3,394	—	3,394
Common stock issuance for acquisition (DBOT)	459,180	—	293	—	—	293	—	293
Common stock issuance for convertible note conversion (Mr. McMahon)	5,084,746	5	2,995	—	—	3,000	—	3,000
Common stock issuance for convertible note conversion (SSSIG)	2,656,361	3	1,565	—	—	1,568	—	1,568
Common stock issuance for debt (SSSIG)	2,577,876	3	1,515	—	—	1,518	—	1,518
Common stock issuance for debt	2,000,000	2	795	—	—	797	—	797
Common stock issuance for option exercised	23,223	—	—	—	—	—	—	—
Common stock issuance for professional fee	515,942	1	308	—	—	309	—	309
Common stock issuance for RSU vested	270,634	—	—	—	—	—	—	—
Convertible notes conversion price reset (Mr. McMahon and SSSIG)	—	—	2,265	—	—	2,265	—	2,265
Common stock issuance for warrants exercised (YA II)	1,666,667	2	2,498	—	—	2,500	—	2,500
Common stock issuance for convertible notes conversion (YA II)	9,739,021	10	5,073	—	—	5,083	—	5,083
Common stock issuance for convertible notes conversion (ID Venturas)	8,751,506	9	4,608	—	—	4,617	—	4,617
Common stock issuance for financing (SEDA)	34,473,719	34	32,466	—	—	32,500	—	32,500
Convertible notes conversion price reset (YA II)	—	—	2,661	—	—	2,661	—	2,661
Convertible notes conversion price reset (ID Venturas)	—	—	817	—	—	817	—	817
Common stock issuance for warrants exercised (ID Venturas)	5,329,239	5	3,122	—	—	3,127	—	3,127
Tree Technologies MPA adjustment	—	—	—	—	—	—	(131)	(131)
Net income (loss)**	—	—	—	(26,578)	—	(26,578)	(133)	(26,711)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	104	276
Balance, June 30, 2020	237,008,159	$237	$357,720	$(287,407)	$(508)	$70,042	$13,309	$83,351

*    Excludes accretion of dividend for redeemable non-controlling interest

**  Excludes deemed dividend related to warrant repricing

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(39,044)	$25,186
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	5,596	3,927
Depreciation and amortization	957	614
Non-cash interest expense	12,058	1,324
Equity in losses of equity method investees	15	566
Digital tokens received as payment for services	—	(40,700)
Conversion expense	2,266	—
Impairment loss	868	—
Impairment of operating lease assets	6,220	—
Settlement of ROU operating lease liabilities	(802)	—
Acquisition earn-out expense	1,279	—
Change in assets and liabilities:
Accounts receivable	1,162	(27)
Prepaid expenses and other assets	825	1,188
Accounts payable	(1,067)	(46)
Deferred revenue	117	88
Amount due to related parties	1,079	83
Accrued expenses, salary and other current liabilities	(1,919)	1,909
Net cash used in operating activities	(10,390)	(5,888)

Cash flows from investing activities:
Acquisition of property and equipment	(41)	(1,379)
Notes receivable	(1,838)
Payments for long-term investments	—	(870)
Net cash used in investing activities	(1,879)	(2,249)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,000	2,302
Proceeds from exercise of warrants and issuance of common stocks	39,128	2,500
Proceeds from noncontrolling interest shareholder	7,148	—
Borrowings from Small Business Association Paycheck Protection Program	460	—
Proceeds from/(Repayment of) amounts due to related parties	(2,999)	1,285
Net cash provided by financing activities	45,737	6,087
Effect of exchange rate changes on cash	283	4
Net increase (decrease) in cash and cash equivalents	33,751	(2,046)

Cash and cash equivalents at the beginning of the period	2,633	3,106

Cash and cash equivalents at the end of the period	$36,384	$1,060

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	$311	$—

Issuance of shares for acquisition of DBOT	$7,042	$—
Issuance of shares for convertible notes conversion	$20,069	$—
Tree Technologies measurement period adjustment on goodwill, non-controlling interest and intangible assets	$12,848	$—
Disposal of assets in exchange of GTB tokens	$—	$20,219
Service revenue received in GTB tokens	$—	$40,700
Advances from customer received in GTB tokens	$—	$10,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Ideanomics, Inc. (“Ideanomics” or the “Company”) (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and  the United States through its subsidiaries and variable interest entities ("VIEs"). Unless the context otherwise requires, the use of the terms "we," "us," "our," and the "Company" in these notes to condensed consolidated financial statements refers to Ideanomics, Inc., its consolidated subsidiaries and VIEs.

The Company's chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units, the Mobile Energy Group ("MEG"), and Ideanomics Capital. As the chief executive officer previously reviewed two operating segments separately for this purpose, the Company has changed its presentation accordingly, from two reportable segments to one reportable segment.

The segment reporting changes were retrospectively applied to all periods presented.

MEG’s mission is to use electronic vehicles (“EVs”) and EV battery sales and financing to attract commercial fleet operators that will generate large scale demand for energy, energy storage systems, and energy management contracts. MEG operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs of fleet operators of commercial EVs.

Ideanomics Capital is involved with areas of capital markets such as financial products advisory and creation, with specific focus on the application of blockchain and artificial intelligence in Fintech.

The Company also seeks to identify industries and business processes where blockchain and artificial intelligence (“AI”) technologies can be profitably deployed to disrupt established industries and business processes.

Basis of Presentation

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (“2019 Form 10-K.”)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

On an ongoing basis, management evaluates the Company's estimates, including those related to the bad debt allowance, variable consideration, fair values of financial instruments, intangible assets (including digital currencies) and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

For a detailed discussion about Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2019 Form 10-K.  During the six months ended June 30, 2020, there were no significant changes made to Ideanomics’ significant accounting policies.

Liquidity Improvements

In the six months ended June 30, 2020, the Company improved its liquidity position by raising a total of $48.2 million: $39.1 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $2.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $9.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional  $1.5 million due to related parties to common stock.  As a result of these actions, the Company reduced its the principal amount of its indebtedness by $13.9 million, and as of June 30, 2020, had cash and cash equivalents of $36.4 million, $32.0 million of which is held in U. S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of June 30, 2020, the Company believes it has the ability to continue as a going concern.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus.  The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of July 30, 2020, over 17.1 million cases had been reported across the globe, resulting in 0.7 million deaths.

The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact to the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing has shut down significant parts of the local, regional, national, and international economies with the exception of government designated essential services.

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if circumstances warrant.  The Company assesses the recoverability of other long-lived assets as circumstances warrant, and in the six months ended June 30, 2020 did not consider any long-lived assets to be impaired other than certain right of use and fixed assets. Many of the Company’s operations are in the development or early stage, have not had significant revenues to date, and the Company does not anticipate significant adverse effects on its operations revenue as compared to its business plan in the near- or mid-term.

Resulting Delay in Documentation

In the three months ended March 31, 2020, the Company commenced the process of formulating and implementing a share-based compensation plan whereby key employees and certain consultants of its MEG business unit and wholly-owned subsidiary would benefit.

As one component of this process, the Company had initially transferred 10,000 common shares of MEG, representing 20.0% of the overall outstanding common shares, to Merry Heart Technology Limited ("MHTL"),who was intended to act as a trustee over these shares, for a nominal amount.  It was the Company’s intent that this arrangement would be structured in a manner similar to other trusts used to effect share-based compensation plans, and would qualify as a VIE and consequently be consolidated.

However, the disruption caused by the COVID-19 virus, particularly in China, where many of the Company’s personnel and business advisors are located, initially delayed the Company’s efforts to implement this share-based compensation plan.

The Company has determined not to proceed with the MEG share-based compensation plan described above, and the parties have declared the transfer of the MEG shares, which was not believed to be substantive, to be null and void and they have reverted to the Company.  The Company is currently reviewing various scenarios with respect to a share-based compensation plan for the benefit of MEG employees and certain consultants.

No share-based awards had been granted to employees or consultants pursuant to this arrangement as originally contemplated.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”  ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.  ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.   For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company  are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company will adopt ASU 2020-06 effective January 1, 2024.  Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.  The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Note 3.    Notes Receivable

(a)Zhu Note Receivable

In May 2020, a subsidiary of the Company, Qingdao Chenyang Ainengju New Energy Sales and Service Company Limited ("Energy Sales") provided a note receivable to Mr. Jianya Zhu ("Mr. Zhu") in the amount of 10.0 million RMB ($1.4 million). Mr. Zhu, through his wholly-owned entity Prime Capital Enterprise Pte. Ltd., provided collateral in the form of its 50.0% ownership of Seven Stars Founder Space Industrial Pte. Ltd ("Founder Space.") Founder Space is also 50.0% owned by a related party, Seven Stars Innovative Industries Group Limited, an affiliate of Dr. Bruno Wu (“Dr. Wu”), the Chairman of the Company. Mr. Zhu agreed to repay 10.5 million RMB ($1.5 million) one month from the disbursement date. Energy Sales has not received the 10.5 million RMB from Mr. Zhu and continues to hold the shares of Founder Space as collateral.

(b)Fuzhou Note Receivable

In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited ("Zhengtong") in the amount of 3.0 million RMB ($0.4 million). The note receivable is not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date.

Note 4.    Revenue

The following table summarizes the Company's revenues disaggregated by revenue source, geography (based on the Company's business locations), and timing of revenue recognition (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Geographic Markets
Malaysia	$5	$—	$9	$—
USA	105	14,454	429	41,400
China	4,582	—	4,632	—
Total	$4,692	$14,454	$5,070	$41,400
Product or Service
Digital asset management services	$—	$14,100	$—	$40,700
Digital advertising services and other	105	354	428	700
Electric vehicles*	695	—	750	—
Combustion engine vehicles*	3,892	—	3,892	—
Total	$4,692	$14,454	$5,070	$41,400

Timing of Revenue Recognition
Products transferred at a point in time	$4,692	$354	$5,070	$700
Services provided over time	—	14,100	—	40,700
Total	$4,692	$14,454	$5,070	$41,400

*   The revenues for the three and the six months ended June 30, 2020 were recorded on either a Principal or Agency basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. The combustion engine vehicles for the three and the six months ended June 30, 2020 were recorded on a Principal basis because the Company has inventory risk in the transaction.

Note 5.    VIE Structure and Arrangements

Prior to December 31, 2019, the Company consolidated certain VIEs located in the People’s Republic of China (“PRC”) in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations of these VIEs are included in the consolidated financial statements for the year ended December 31, 2019. A shareholder in one of the VIEs is the spouse of Dr. Wu.

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

Note 6.    Acquisitions and Divestitures

2020 Acquisitions and Divestitures

The Company has not acquired any companies nor disposed of any subsidiaries in the six months ended June 30, 2020.

The Company may divest certain businesses from time to time based upon review of the Company's portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

2019 Acquisitions

(a)	Acquisition of Tree Technologies Sdn. Bhd. ("Tree Technologies")

On December 26, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The acquisition price was comprised of (1) $0.9 million in cash, (2) 9.5 million shares of Ideanomics common stock, and (3) earnout payments (the "Earnout") of up to $32.0 million over three years, to be paid in cash or Ideanomics common shares at the election of the Company. The Earnout was initially based upon revenue targets over three 12 month periods beginning in the three months ended December 31, 2019; due to financing delays and resulting production delays, these three 12 month periods will commence on July 1, 2020. In the three months ended June 30, 2020, the Company recorded a remeasurement gain of $0.3 million in "Acquisition earn-out expense, net" in the condensed consolidated statements of operations. As of June 30, 2020, the recorded balance of this liability was $15.1 million.

The fair value of the Ideanomics stock was based upon the closing price of $0.82 on December 26, 2019, and the fair value of the Earnout was estimated to be $15.5 million, and revised to $15.3 million upon finalization of the purchase, and was recorded as a liability on the date of acquisition. The Company estimated the fair value of the Earnout using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. This fair value measurement is based on significant Level 3 inputs. The resulting probability-weighted cash flows were discounted using the Company's estimated weighted average cost of capital of 15.0%.

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

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tree Technologies recognized. The Company has completed the fair value analysis of the assets acquired, liabilities assumed, the noncontrolling interest, and the Earnout, and therefore the adjustments are incorporated in the table below (in thousands).

Land use rights	$27,140
Accounts payable	(743)
Noncontrolling interest	(15,452)
Goodwill	468
Marketing and distribution agreement	12,590
$24,003

The completion of the fair value analysis resulted in measurement period adjustments of $12.8 million, primarily to the amount initially assigned to the noncontrolling interest, and reduced the amount of goodwill recorded.

The accounts payable above of $0.7 million primarily represents the transfer tax payable for the land use rights for the 250 acres of vacant land; Company will pay the transfer tax in the third quarter of 2020.

Tree Technologies had not commenced operations as of the acquisition date, therefore pro forma results as if the acquisition had occurred as of January 1, 2019, and related information, are not presented.

(b)	Acquisition of Grapevine Logic, Inc. ("Grapevine”)

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

In June 2019, the Company issued 0.6 million shares in exchange for a 34.3% ownership in Grapevine as a result of the exercise of the Option. At the completion of this transaction the Company owned 100.0% of Grapevine. At the date of the transaction, the carrying amount of the non-controlling interest in Grapevine was $0.5 million. The difference between the value of the consideration exchanged of $1.1 million and the carrying amount of the non-controlling interest in Grapevine is recorded as a debit to additional paid-in capital based on ASC 810, Consolidation (“ASC 810.”)

(c)	Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6.9 million shares in DBOT in exchange for 4.4 million shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2.2 million shares in DBOT in exchange for 1.4 million shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.0%, were completed in July 2019. The securities purchase agreements required the Company to issue additional shares of the Company’s common stock (“True-Up Common Stock”) in the event the stock price of the common stock falls below $2.11 at the close of trading on the date immediately preceding the lock-up date, which is 9 months from the closing date. The Company accounted for the additional True-Up Common Stock consideration as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company recorded this liability at fair value of $2.2 million on the date of acquisition. As of December 31, 2019, the Company remeasured this liability to $7.3 million and the remeasurement loss of $5.1 million was recorded in “Acquisition earn-out expense, net” in the consolidated statements of operations. In the three and six months ended June 30, 2020, the Company recorded remeasurement losses of $1.0 million and $1.5 million, respectively, in “Acquisition earn-out expense, net” in the condensed consolidated statements of operations, and partially satisfied the liability with the issuance of 11.4 million shares of common stock. As of June 30, 2020, the recorded balance of this liability was $1.8 million. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future.

Immediately prior to the consummation of the transaction, the Company’s investment in DBOT consisted of 37.0% of the common shares outstanding, which had a fair value of $3.1 million, and the Company recorded a loss of $3.2 million to record the investment in DBOT to its fair value. This loss was recorded in “Loss on remeasurement of DBOT investment” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019. The fair value of the investment in DBOT immediately prior to the consummation of the transaction was determined in conjunction with the overall fair value determination of the DBOT assets acquired and liabilities assumed.

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

The following table summarizes supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue	$14,486	$41,509
Net income attributable to IDEX common shareholders	4,829	24,309

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2019. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

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

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019.

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

The Company recognized a disposal gain of $0.5 million as a result of the deconsolidating Amer, and such gain was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019. $0.1 million of the gain is attributable to the 10.0% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $0.6 million relating to a receivable due from Amer to a subsidiary of the Company, which was recorded in “Selling, general and administrative expense” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019.

Pro forma results of operations for the three and six months ended June 30, 2019 have not been presented because they are not material to the consolidated results of operations. Amer had no revenue and minimal operating expenses in the year ended December 31, 2019.

Note 7.    Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable, gross	$1,242	$2,405
Less: allowance for doubtful accounts	—	—
Accounts receivable, net	$1,242	$2,405

There were no changes in the allowance for doubtful accounts for the three and six months ended June 30, 2020 and 2019.

The balance includes the taxi commission revenue receivables of $1.1 million and $2.3 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of June 30, 2020 and December 31, 2019, respectively.

Note 8.    Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	June 30,	December 31,
	2020	2019
Furniture and office equipment	$300	$441
Vehicle	120	62
Leasehold improvements	173	243
Total property and equipment	593	746
Less: accumulated depreciation	(416)	(368)
Property and equipment, net	177	378
Fintech Village
Land	3,043	3,043
Building	309	309
Assets retirement obligations – environmental remediation	6,496	6,496
Capitalized direct development cost	2,714	2,713
Construction in progress (Fintech Village)	12,562	12,561
Property and Equipment, net	$12,739	$12,939

The Company recorded depreciation expense of $34,256 and $20,520, which is included in its operating expense, for the three months ended June 30, 2020 and 2019, respectively, and $65,792 and $37,129 for the six months ended June 30, 2020 and 2019, respectively.

In the three months ended June 30, 2020 the Company ceased to use the premises for its New York City headquarters at 55 Broadway, and vacated the premises. As a result, the Company recorded an impairment loss of $0.2 million related to leasehold improvements and other fixed assets at that location.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

The Company recorded asset retirement obligations for environmental remediation matters in connection with the acquisition of Fintech Village. The following table summarizes the activity in the asset retirement obligation for the six months ended June 30, 2020 (in thousands):

	January 1,	Liabilities	Remediation	Accretion		June 30,
	2020	Incurred	Performed	Expense	Revisions	2020
Asset retirement obligation	$5,094	$—	$(441)	$—	$—	$4,653

The Company capitalized direct costs incurred on Fintech Village and the capitalized cost is recorded as part of Construction in progress. Capitalized costs were $2.7 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively, and are primarily related to legal and architect costs.

The Company has identified Fintech Village as a non-core asset and is evaluating its strategies for divesting of this asset.

Note 9.    Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2019	$705
Acquisitions	22,639
Balance as of December 31, 2019	23,344
Measurement period adjustments*	(12,848)
Effect of change in foreign currency exchange rates	(36)
Balance as of June 30, 2020	$10,460

*During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The Company adjusted goodwill balance in connection with the completion of acquisition accounting. Refer to Note 6(a) for additional information.

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	June 30, 2020					December 31, 2019
	Weighted	Gross				Gross
	Average Remaining	Carrying	Accumulated	Impairment	Net	Carrying	Accumulated	Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Software and licenses		$97	$(97)	$—	$—	$97	$(97)	$—	$—
Solid Opinion IP (a)	3.7	4,655	(1,241)	—	3,414	4,655	(776)	—	3,879
Fintalk intangible assets (b)	—	635	(635)	—	—	635	(635)	—	—
Influencer network (c)	8.2	1,980	(363)	—	1,617	1,980	(264)	—	1,716
Customer contract (c)	1.2	500	(306)	—	194	500	(222)	—	278
Continuing membership agreement (d)	19.0	8,255	(413)	—	7,842	8,255	(206)	—	8,049
Customer list	2.0	59	(20)	—	39	59	(10)	—	49
Trade name (c)	13.2	110	(13)	—	97	110	(10)	—	100
Technology platform (c)	5.2	290	(76)	—	214	290	(55)	—	235
Land use rights (e)	99.0	25,979	—	—	25,979	27,079	—	—	27,079
Marketing and distribution agreement (e)	20.0	12,030	—	—	12,030	11,333	—	—	11,333
Total		54,590	(3,164)	—	51,426	54,993	(2,275)	—	52,718
Indefinite lived intangible assets
Website name		25	—	—	25	25	—	—	25
Patent		28	—	—	28	28	—	—	28
Total		$54,643	$(3,164)	$—	$51,479	$55,046	$(2,275)	$—	$52,771
(a)	During the first quarter of 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4.5 million shares of the Company’s common stock with a fair value of $7.2 million. The assets acquired included cash of $2.5 million and intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 0.5 million of such shares of common stock (“Escrow Shares”) will be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion has the rights to vote and receive the dividends paid with respect to the Escrow Shares. The Escrow Shares were scheduled to be released on February 19, 2020, and were released in April 2020.
(b)	In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles, and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The initial purchase price for the Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded this amount in prepaid expenses as of December 31, 2018 because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million. The Company issued 2.9 million common shares in June 2019 and completed the transaction. In the fourth quarter of 2019, management determined these assets had no future use and recorded an impairment loss of $5.7 million.

(c)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. Refer to Note 6(b).
(d)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 90.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. Refer to Note 6(c).
(e)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. In connection with the completion of acquisition accounting, the Company revised the estimated useful life of the marketing and distribution agreement from 5 to 20 years. As amortization of this agreement has not commenced, the revision of the estimated useful life had no effect on the condensed consolidated financial statements. Refer to Note 6(a) for additional information.

Amortization expense relating to intangible assets was $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization
to be
Years ending December 31,	recognized

2020 (excluding the six months ended June 30, 2020)	$1,320
2021	2,585
2022	2,464
2023	2,454
2024	1,678
2025 and thereafter	40,925
Total	$51,426

The above table assumes that the amortization commences on the Land use rights and Marketing and distribution agreement on July 1, 2020; however, actual amortization may commence at a later date as EV production commences.

Note 10.    Long-term Investments

The following table summarizes the Company's long-term investments (in thousands):

	June 30,	December 31,
	2020	2019
Non-marketable equity investments	$6,005	$5,967
Equity method investments	16,639	16,654
Total	$22,644	$22,621

Non-marketable equity investments

Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management's analysis of certain investment's performance, no impairment losses were recorded in the three and six months ended June 30, 2020 and 2019.

In the six months ended June 30, 2019, the Company sold one non-marketable equity investment with a carrying amount of $3.2 million for GTB and recognized no gain or loss on the sale. Refer to Note 14(b) for additional information.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		June 30, 2020
				Income (loss)			Foreign currency
		January 1,		on	Impairment		translation	June 30,
		2020	Addition	investment	losses	Disposal	adjustments	2020
BDCG	(a)	$9,800	$—	$—	$—	$—	$—	$9,800
Glory	(b)	6,854	—	(15)	—	—	—	6,839
Total		$16,654	$—	$(15)	$—	$—	$—	$16,639

All the investments above are privately held companies; therefore, quoted market prices are not available. The Company has received no dividends from equity method investees in the three and six months ended June 30, 2020 and 2019.

(a)	BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, the Company signed a joint venture agreement, with two unrelated parties, to establish BDCG, subsequently renamed Intelligenta, located in the United States for providing block chain services for financial or energy industries by utilizing artificial intelligence and big data technology in the United States. On April 24, 2018, the Company acquired 20.0% equity ownership in BDCG from one noncontrolling party for total consideration of $9.8 million which consisted of $2.0 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3.0 million shares of the Company’s common stock), increasing the Company’s ownership to 60.0%. The remaining 40.0% of BDCG are held by Seasail Ventures Limited (“Seasail.”) The accounting treatment of the joint venture is based on the equity method due to variable substantive participating rights (in accordance with ASC 810) granted to Seasail. The new entity is currently in the process of ramping up its operations. Intelligenta has yet to record revenue or earnings or losses, and therefore its statement of operations and balance sheet data are not material.

As of June 30, 2020, the excess of the Company's investment over its proportionate share of Intelligenta's net assets was $9.8 million. The difference represents goodwill and is not being amortized.

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

Tree Technologies has also entered into a product supply arrangement and a product distribution arrangement with a subsidiary of Glory. The Company performed an assessment of these arrangements, and determined that Glory is a VIE, but that the Company is not the prime beneficiary. As of June 30, 2020, the Company accounts for Glory as an equity method investment.

The Company has advanced $0.4 million to Glory in order to fund its operations, although it had no obligation to do so. The Company’s maximum exposure to Glory is $7.3 million, the sum of its investment and advances.

As of June 30, 2020, the excess of the Company’s investment over its proportionate share of Glory’s net assets was $7.1 million. The difference primarily represents an amortizing intangible asset.

The following table summarizes the income statement information of Glory for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenue	$3	$5
Gross profit	(3)	(6)
Net loss from operations	(37)	(48)
Net loss	(34)	(44)
Net loss attributable to Glory	(19)	(25)

Note 11.    Leases

On May 1, 2020, the Company took possession of premises in Qingdao, China in furtherance of a larger public/private initiative to promote EV business in the region and reduce the reliance on traditional combustion engines. The premises are indirectly and partially owned by local governmental entities, and were provided to the Company at no charge. The Company, pursuant to the underlying lease, has use of the premises until November 30, 2034.

The Company has determined the fair value of the lease and recorded the lease in accordance with ASC 842, Leases(“ASC 842,”) ASC 845 Nonmonetary Transactions(“ASC 845,”) and ASC 958, Not-for-Profit Entities (“ASC 958.”) In connection with this lease agreement, the Company recorded operating right of use assets of $7.2 million, and an operating lease liability of $7.2 million. The fair value of the annual lease payments is $0.7 million.

As of June 30, 2020, the Company's operating lease right of use assets and operating lease liabilities are $7.6 million and $13.3 million, respectively. The weighted-average remaining lease term is 10.1 years and the weighted-average discount rate is 5.7%.

As of December 31, 2019, the Company's operating right of use assets and operating lease liabilities were $6.9 million and $7.3 million, respectively. As of June 30, 2019, the weighted-average remaining lease term was 6.2 years and the weighted-average discount rate was 7.5%.

The following table summarizes the  components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$511	$504	$968	$1,092
Short-term lease cost	107	26	197	54
Sublease income	(32)	—	(64)	—
Total	$586	$530	$1,101	$1,146

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$293	$250	$846	$520
Right of use assets obtained in exchange for new operating lease liabilities	7,206	—	7,528	—

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Years ending December 31	Costs
2020	$1,169
2021	1,923
2022	1,909
2023	1,976
2024	2,016
2025 and thereafter	8,224
Total lease payments	17,217
Less: Interest	(3,882)
Total	$13,335

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $0.9 million. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021. The Company recorded a gain of $0.8 million for the settlement of the operating lease liability in the three months ending June 30, 2020.

In the three months ended June 30, 2020 the Company ceased to use the premises for its New York City headquarters at 55 Broadway, which are subject to two leases, and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $5.3 million. The Company has an operating use liability of $5.8 million with respect to these leases. The Company continues to negotiate with the landlord concerning the termination of these leases.

Note 12.   Promissory Notes

The following table summarizes the outstanding promissory notes as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		June 30,		December 31,
		2020		2019
		Principal	Carrying	Principal	Carrying
	Interest Rate	Amount	Amount*	Amount	Amount*
Convertible Note-Mr. McMahon (Note 14 (a))	4.0%	$—	$—	$3,000	$3,260
Convertible Note -SSSIG (Note 14 (a))	4.0%	—	—	1,252	1,301
Convertible Note-SSSIG (Note 14 (a))	4.0%	—	—	250	250
Convertible Note-Advantech (a)	8.0%	12,000	7,066	12,000	3,193
Senior Secured Convertible Note (b)	10.0%	—	—	850	348
Senior Secured Convertible Note (c)	10.0%	—	—	3,580	1,896
Senior Secured Convertible Note (d)	4.0%	—	—	3,000	1,405
Promissory Note (e)	6.0%	3,000	3,108	3,000	3,000
Vendor Notes Payable (f)	0.25%-4%	135	135	—	—
Small Business Association Paycheck Protection Program (g)	1%	460	461	—	—
Total		$15,595	10,770	$26,932	14,653
Less: Current portion			10,770		8,013
Long-term Note, less current portion			$—		$6,640

*Carrying amount includes the accrued interest.

The following table summarizes future maturities of the debt and contractual obligations (excluding the debt from small business association paycheck protection program), as well as projected interest expense resulting from the amortization of debt discounts as of June 30, 2020 (in thousands):

	Principal	Interest
2020	$3,030	$558
2021	12,105	479
Total	$15,135	$1,037

As of June 30, 2020 and December 31, 2019, the Company was in compliance with all ratios and covenants.

(a)	$12.0 Million Convertible Note – Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12.0 million (the “Advantech Note.”) The Advantech Note bears interest at a rate of 8.0% and matures on June 28, 2021, and is convertible into the shares of the Company’s common stock at a stated conversion price, subject to adjustment if subsequent equity shares have a lower conversion price (“down round provision.”) The stated conversion price was initially $1.82 per share, which was subsequently reset to $1.00 in October 2019, $0.5869 on April 22, 2020, then further reduced to $0.36 on May 20, 2020 due to the down round provision.

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

No additional BCF is recognized because the discount assigned to the BCF is already equal to the proceeds allocated to the convertible instrument.

For the three months ended June 30, 2020 and 2019, total interest expense recognized was $1.9 million and $0.4 million, respectively, and was $3.9 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other conditions of the convertible note offering.

(b)	$2.05 Million Senior Secured Convertible Debenture due in August 2020 - ID Venturas 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2.1 million of senior secured convertible note (“February IDV Note.”) The February IDV Note bears interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and matures on August 22, 2020. In addition, IDV is entitled to the following: (1) the convertible note is senior secured; (2) convertible at an adjusted price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares have a lower conversion price (original $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.2 million shares of common stock of the Company; and (4) a warrant exercisable for 1.6 million shares of common stock which the February IDV Note is convertible into at an adjusted exercise price (original $1.84 , $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and will expire in 7 years, which was extended from 5 years on December 19, 2019.

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

The security purchase agreement contains customary representations, warranties, and covenants. The February IDV Note was collateralized by the Company’s equity interest in Grapevine and the Company had the right to request the removal of the guarantee and collateral by the issuance of additional 250,000 shares of common stock.

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

Down Round Price Adjustment on October 30, 2019

As a result of the additional financing on October 30, 2019, the Company entered into a letter agreement with IDV pursuant to which the Company agreed to reduce the conversion price of the February IDV Note and the exercise price of the warrants from $1.84 to $1.00. The Company recognized $1.4 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the February IDV Note and $0.2 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 112.0%, and an interest rate of 2.48%.

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2019, the conversion price of the February IDV Note and the exercise price of the warrants was reduced from $1.00 to $0.5869. The Company recognized $0.3 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the February IDV Note and $59,372 of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 7 years, expected dividend rate of 0%, volatility of 122.4%, and an interest rate of 1.84%.

Conversion

As of December 31, 2019, $1.2 million of the February IDV Note, plus accrued and unpaid interest, were converted into 1.2 million shares of common stock of the Company.

During the three and six months ended June 30, 2020, the remaining $0.85 million of the February IDV note, plus accrued and unpaid interest, were converted into 1.4 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $0.7 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and was $0.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

(c)	$3.58 Million Senior Secured Convertible Debenture due in March 2021 - ID Venturas 7

On September 27, 2019, the Company executed a security purchase agreement with IDV (“IDV September Agreement”), whereby the Company issued $2.5 million of senior secured convertible note in September (“September IDV Note”) and issued an additional $1.1 million of secured convertible notes subsequently based on additional investment rights in the IDV September Agreement. The September IDV Notes bear interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and mature on March 27, 2021. In addition, IDV is entitled to the following: (1) the convertible note is senior secured; (2) convertible at an adjusted  price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares have a lower conversion price (original $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.5 million shares of common stock of the Company, and (4) a warrant exercisable for 4.7 million shares of common stock at an adjusted exercise price (original  $1.84 , $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and will expire in 7 years, which was extended from 5 years.

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

The security purchase agreement contains customary representations, warranties, and covenants. The September IDV Note is collateralized by the Company’s equity interest in DBOT.

The Company is also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

Down Round Price Adjustment on October 30, 2019

On October 29, 2019 the Company entered into a letter agreement with IDV pursuant to which the Company agreed to reduce the conversion price of the debentures and the exercise price of the warrants from $1.84 to $1.00 due to the lower conversion price and exercise price agreed in the additional issuance in October, 2019. The Company recognized $0.2 million of remeasured BCF as an increase in additional paid-in capital and corresponding discount on the carrying amount of the September IDV Note and $0.1 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants.

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

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2019, the conversion price of the September IDV Note and the exercise price of the warrants was reduced from $1.00 to $0.5869. The Company recognized $0.3 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the amended Note and $0.1 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 7 years, expected dividend rate of 0%, volatility of 122.4%, and an interest rate of 1.84%.

Down Round Price Adjustment on May 20, 2020

In order to facilitate the additional financing, the Company entered into an amendment and waiver agreement with IDV pursuant to which the Company agreed to reduce the conversion price of $1.0 million principal amount of debenture to the lowest price per share sold in the Financing but not less than $0.36. No additional BCF is recognized because the discount assigned to the BCF is already equal to the proceeds allocated to the convertible instrument.

Conversion

During the six months ended June 30, 2020, $3.58 million of the amended note, plus accrued and unpaid interest, were converted into 7.3 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $1.8 million and $2.1 million for the three and six months ended June 30, 2020,respectively.

(d)	$5.0 Million Senior Secured Convertible Debenture due in December 2020 - YA II PN

On December 19, 2019, the Company completed the initial closing with respect to a securities purchase agreement with YA II PN, Ltd, a company incorporated under the laws of the Cayman Islands (“YA II PN”), where YA II PN has agreed to purchase from the Company up to $5.0 million (with 4.0% discount) in units consisting of secured convertible debentures (the “YA II PN Note”), which shall be convertible into shares of the Company’s common stock at lower of: (1) $1.50 per share, or (2) 90.0% of the lowest 10 day volume weighted average price (“VWAP”) with a floor price at $1.00, subject to adjustments if subsequent equity shares have a lower conversion price, and shares of the Company’s common stock. The purchase and sale of the units shall take place in three closings:

1.	First Closing: $2.0 million of YA II PN Note and 1.4 million shares of common stock closed on December 19, 2019;
2.	Second Closing $1.0 million of YA II PN Note and 0.7 million shares of common stock closed on December 31, 2019 upon filing the registration statement; and
3.	Third Closing: $2.0 million of YA II PN Note and 1.4 million shares of common stock closed on February 13, 2020 when such registration statement was declared effective by the SEC.

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

The Company received aggregate gross proceeds of $2.9 million (net of $0.1 million discount) as of December 31, 2019 and received $2.0 million in February 2020. Total funds received were allocated to the Convertible Debentures, common shares and warrants based on their relative fair values in accordance with ASC 470. The fair value of the YA II PN Note and common shares was based on the closing price of the common stock on December 19, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years (1 year for Warrant II), expected dividend rate of 0%, volatility of 122.44% and an interest rate of 1.66% (1.54% for Warrant II). The fair value of the warrants was recorded as additional paid-in capital and a corresponding discount on the carrying amount of the Convertible Debentures. There was no BCF because its intrinsic value is zero since the stock price of the common shares at the commitment date for the YA II PN Note is greater than the effective conversion price.

The YA II PN Note are redeemable at the option of the Company in whole or in part at an initial redemption price of the principal amount of the YA II PN Note plus a redemption premium equal to 15.0% of the amount being redeemed and accrued and unpaid interest to the date of redemption. The security purchase agreement contains customary representations, warranties, and covenants.

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2019, the conversion price of the YA II PN Note was reduced from $1.00 to $0.5869. The Company recognized $2.7 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the amended Note.

Down Round Price Adjustment on May 20, 2020

In order to facilitate the additional financing, the Company entered into an amendment and waiver agreement with YA II PN pursuant to which the Company agreed to reduce the conversion price of $1.0 million principal amount of debenture to the lowest price per share sold in the financing but not less than $0.36. No additional BCF is recognized because the discount assigned to the BCF is already equal to the proceeds allocated to the convertible instrument.

Conversion

During the six months ended June 30, 2020, $5.0 million of the YA II PN Note, plus accrued and unpaid interest, were converted into 9.7 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $4.5 million and $5.0 million for the three and six months ended June 30, 2020, respectively.

(e) $3.0 Million Promissory Note due in November 2020 – New Castle County

On November 25, 2015, DBOT, the subsidiary which the Company acquired in 2019, entered into a promissory note with New Castle County, a political subdivision of the State of Delaware in the aggregate principal amount of $3.0 million (the “New Castle County Notes”). The New Castle County Notes bear interest at a rate of 6.0%, and mature on November 25, 2020. Total interest expense recognized was $45,000 and $90,000 for the three and six months ended June 30, 2020. The agreement also requires the Company to comply with certain covenants, including restrictions on new indebtedness offering and liens.

(f)Vendor Notes Payable

On May 13, 2020, DBOT entered into a settlement agreement with a vendor whereby the existing agreement with the vendor was terminated, the vendor ceased to provide services, and all outstanding amounts were settled.  In connection with this agreement, DBOT paid an initial $30,000 and executed an unsecured promissory note in the amount of $60,000, bearing interest at 0.25% per annum, and payable in two installments of $30,000.  The first installment is due on December 31, 2020 and the remaining payment is due on August 31, 2021.

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. In the three months ending June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021.

(g) Small Business Association Paycheck Protection Program

On April 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan is payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. The Company may apply for forgiveness of this loan in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

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

Redeemable Non-controlling Interest

The Company and Qingdao Chengyang Xinyang Investment Company Limited (“Qingdao”) formed an entity named Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited (“New Energy”). Qingdao entered into a capital subscription agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) are payable in three installments of RMB 50.0 million ($7.0 million) upon New Energy attaining certain revenue or market value benchmarks.

The investment agreement stipulates that New Energy must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, and after three years may redeem its investment for the face amount plus 6.0% interest less dividends paid. The redemption feature is neither mandatory nor certain. Due to the redemption feature, the Company has classified the investment outside of permanent equity.

The following table summarizes activity for the redeemable non-controlling interest for the six months ended June 30, 2020 (in thousands):

January 1, 2020	$—
Initial investment	7,047
Accretion of dividend	213
Loss attributable to non-controlling interest	(80)
Adjustment to redemption value	80
June 30, 2020	$7,260

Standby Equity Distribution Agreement  (“SEDA”)

The Company entered into a SEDA with YA II PN on April 3, 2020 and amended the SEDA to reduce the aggregate amount of facility from $50.0 million to $45.0 million on June 9, 2020.  The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The Company has the right to issue and sell to YA II PN up to $45.0 million of the Company’s common stock over 36 months following the date of the agreement entered on April 3, 2020 in installments, the maximum amount of each of which is limited to $1.0 million.  For each share of common stock purchased under the SEDA, YA II PN will pay 90% of the lowest VWAP of the Company’s shares during the five trading days following the Company’s advance notice to YA II PN.  In general, the VWAP represents the sum of the value of all the sales of the Company’s common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

YA II PN’s obligation under the SEDA is subject to certain conditions, including the Company maintaining the effectiveness of a registration statement for the securities sold under the SEDA. In addition, the Company may not request advances if the common shares to be issued would result in YA II PN owning more than 4.99% of the Company’s outstanding common stock, with any such request being automatically modified to reduce the advance amount.

The SEDA contains customary representations, warranties and agreements of the Company and YA II PN, indemnification rights and other obligations of the parties.  YA II PN has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s shares of common stock.

In connection with the SEDA, the Company issued 1.0 million shares of the Company’s common stock as a commitment fee (the “Commitment Shares”) to a subsidiary of the YA II PN on April 3, 2020. The Company recognized such Commitment Shares as deferred offering costs and additional paid-in capital for a total of $0.9 million and fully charged against the gross proceeds received from SEDA in the second quarter of 2020 because SEDA was terminated.

During the second quarter of 2020 under the SEDA, the Company issued 30.1 million shares of common stock for a total of $30.5 million.

Common Stock

The Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.

2020 Equity Transactions

Refer to Note 12 for information related to issuance of common stock resulting from the conversion of convertible notes, Note 14 for information related to the issuance of common stock resulting from the conversion of convertible notes with related parties, Note 15 for information related to the issuance to common stock for warrant exercise, and Note 6(c) for the information related to the issuance of common stock for DBOT contingent consideration.

2019 Equity Transactions

Refer to Note 9 for information related to the issuance of common stock for assets and Note 12 for information related to the issuance of common stock in connection with convertible notes, and Note 6 for information related to the issuance of common stock for acquisitions.

On March 5, 2019, the Company entered into an agreement to acquire a company based in Malaysia, and placed 25.5 million common shares into an escrow account. The agreement was terminated in July 2019 and the common shares removed from escrow.

Note 14.    Related Party Transactions

(a)	Convertible Notes

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, the Company’s Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million (the “Note”) at a 4.0% interest rate computed on the basis of a 365-day year. The Company had previously entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock). The last amendment was made on May 9, 2020, and extended the maturity date to December 31, 2022.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the Note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash right before the conversion. For the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $21,041, and $29,918 related to the Note, and $50,959 and $59,507 for the six months ended June 30, 2020 and 2019,respectively.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and is convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. The Company received $1.3 million from SSSIG.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note including accumulated interest was converted into 2.2 million shares of common stock.

For the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $9,057 and $12,489 , respectively,related to the Note, and $21,546 and $23,000 for the six months ended June 30, 2020 and 2019, respectively.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bears interest at a rate of 4.0%, matures on November 25, 2021, and is convertible into the shares of the Company's common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. The Company received $0.25 million from SSSIG. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock. For the three months and six months ended June 30, 2020, the Company recorded interest expense of $4,301 and $2,493, respectively.

(b)	Transactions with GTD

Disposal of Assets in exchange of GTBDollar Coins (“GTB”)

In March 2019, the Company completed the sale of the following assets (with total carrying amount of $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1.3 million GTB. The Company considers the arrangement as a nonmonetary transaction and the fair values of GTB are not reasonably determinable due to the reasons described below. Therefore, GTB received are recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845.

●	License content (net carrying amount $17.0 million)
●	13.0% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount of $3.2 million which was included in long-term investment as a non-marketable equity investment)
●	Animation copy right (net carrying amount $0.2 million which was included in intangible assets.)

Digital asset management services

The Company recognized revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606, Revenue from Contracts with Customers, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): 1) it only trades in one exchange, which operations have been less than one year; 2) its historical volatility is high; and 3) the Company's intention at the time to hold the majority of GTB, as part of its digital asset management services; and 4) associated risks related to holding GTB. Therefore, the value of 7.1 million GTB using Level 2 measurement was $40.7 million with a 76.0% discount to the fixed contract price agreed upon by both parties when signing the contract. The Company considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76.0%. The estimated value of GTB was calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155.0%; dividend yield: zero and risk-free interest rate 2.25%. As of December 31, 2019, all performance obligations associated with the development of the master plan for GTD's assets had been satisfied. Accordingly, the Company recognized revenue of $40.7 million in the year ended December 31, 2019.

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

On February 20, 2019, the Company accepted the resignation of former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay $0.8 million in total for salary, severance and expenses. The Company paid $0.6 million in the first quarter of 2019 and recorded $0.2 million in “Other current liabilities” on its consolidated balance sheet as of December 31, 2019. The $0.8 million severance expenses were recorded in “Selling, general and administrative expenses" in the condensed consolidated statements of operations.

(d)	Borrowing from Dr. Wu. and his affiliates

In the six months ended June 30, 2020, the Company’s net borrowings from Dr. Wu and his affiliates decreased by $3.5 million mainly due to repayments and conversion of certain amounts to common stock. The Company recorded these borrowings in “Amount due to related parties” in its condensed consolidated balance sheet as of June 30, 2020. These borrowings bear no interest.

On June 5, 2020, the Audit Committee and the Board of Directors approved the conversion of some borrowings at a conversion price of $0.59 per common share, contingent upon the immediate conversion of these amounts. On June 5, 2020, the borrowings of $1.5 million, including the $0.4 millon transferred from Beijing Financial Holding Limited, were converted into 2.6 million shares of common stock.

(e)	Long-Term Investment to Qianxi

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co.(“Shenma”) to acquire its 1.72% ownership in Qianxi with the consideration of $4.9 million, which will be paid in six installments. Shenma needs to complete the share transfer registration prior to May 31, 2020, otherwise the Company can request Shenma to return the investment payment. The Company has recorded the first installment $0.5 million on the “Other Non-Current Assets” since the share transfer registration is not completed yet.

(f)	Borrowing from Beijing Financial Holdings Limited

The borrowings from Beijing Financial Holding Limited was zero in the condensed consolidated balance sheet as of June 30, 2020, and $0.7 million in “Other current liabilities” in the consolidated balance sheet as of December 31, 2019. Effective January 1, 2020, Beijing Financial Holding limited is considered a related party because MHTL was intended to act as a trustee over 10,000 common shares of MEG to effect a share-based compensation plan and has the same owner as Beijing Financial Holding Limited.  The Company has determined not to proceed with the MEG share-based plan.  Refer to Note 1 for additional information.

In the second quarter of 2020, the borrowing of $0.4 million from Beijing Financial Holding Limited was transferred to Dr. Wu, it was subsequently converted to shares at a conversion price of $0.59 per common share on June 5, 2020.

(g)	Zhu Note Receivable

Refer to Note 3 for this note collateralized by equity in a company partially-owned by a related party.

(h)	Borrowing from DBOT

During the second quarter of 2019, the Company obtained several borrowings, $550,000 in total, from DBOT, and recorded these borrowings in amount due to related parties on the condensed consolidated balance sheet as of June 30, 2019. These borrowings bear no interest. The Company has repaid $300,000 in July 2019.

(i)	Acquisition of Fintalk Assets

Refer to Note 9 for additional information regarding this 2019 asset acquisition.

(j)	Red Rock Global Capital LTD (“Red Rock”)

Refer to Note 6(d) for additional information regarding this 2019 divestiture.

(k)	Acquisition of Grapevine Logic. (“Grapevine”)

Refer to Note 6(b) for additional information regarding this 2019 acquisition.

(l)	Amer Global Technology Limited (“Amer”)

Refer to Note 6(e) for additional information regarding this 2019 divestiture.

Note 15.    Share-Based Compensation

As of June 30, 2020, the Company had 26.3 million options, 29,586 restricted shares and 1.2 million warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. the maximum aggregate number of shares of  common stock that may be issued under the 2010 Plan increased from 4.0 million shares to 31.5 million shares. As of June 30, 2020, options available for issuance are 0.7 million shares.

For the three months ended June 30, 2020 and 2019, total share-based compensation expense was $3.4 million and $3.7 million, respectively, and $5.6 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively.

(a)	Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2020	14,936,726	$2.13	8.48	$—
Granted	13,750,000	0.53	9.36	20,350,000
Exercised	(60,000)	1.83	2.33	59,847
Expired	(711,583)	1.95	0.41	41,682
Forfeited	(1,657,917)	1.36	0.04	1,657,763
Outstanding at June 30, 2020	26,257,226	1.35	8.86	19,678,444
Vested and expected to be vested as of June 30, 2020	26,257,226	1.35	8.86	19,678,444
Options exercisable at June 30, 2020 (vested)	11,950,976	1.85	8.06	4,123,939

As of June 30, 2020, $10.1 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.32 years. The total fair value of shares vested in the six months ended June 30, 2020 and 2019 was $5.5 million and $3.5 million, respectively. No cash was received from options exercised.

(b)	Warrants

In connection with certain of the Company’s financings and service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother expired without exercise on January 31, 2019. The Company issued warrants to IDV and YA II PN, Ltd. in connection with senior secured convertible notes and the weighted average exercise price was $0.84 and the weighted average remaining life was 5.7 years.  Refer to Note 12 for additional information on promissory notes.

	June 30, 2020	December 31, 2019
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
$2.05 million IDV**	—	1,671,196	$1.00	2/22/2026
$3.58 million IDV**	1,000,000	4,658,043	0.5869	9/27/2026
$5.0 million YA II PN*	—	1,666,667	1.50	12/13/2024
$5.0 million YA II PN*	—	1,000,000	1.00
Contractors	150,000	—	2.50	2/28/2022 - 3/31/2022
Total	1,150,000	8,995,906

*    YA II PN exercised 1.0 million and 1.7 million warrants on March 31, 2020 and June 22, 2020 and the Company  received $1.0 million and $2.5 million proceeds, respectively.

**    ID Venturas exercised 5.3 million warrants in June 2020. The company received $3.1 million proceeds.

Note 16.     Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share (USD in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to common stockholders	$(26,578)	$5,292	$(38,928)	$25,219
Interest expense attributable to convertible promissory note	—	42	—	792
Net earnings (loss) assuming dilution	$(26,578)	$5,334	$(38,928)	$26,011
Basic weighted average common shares outstanding	180,034,278	108,694,719	168,946,960	107,029,448
Effect of dilutive securities
Convertible preferred shares- Series A	—	933,333	—	933,333
Conversion of restricted shares and employee stock options	—	30,135	—	12,631
Convertible promissory notes	—	2,803,214	—	9,629,772
Diluted potential common shares	180,034,278	112,461,401	168,946,960	117,605,184
Earnings (loss) per share:
Basic	$(0.15)	$0.05	$(0.23)	$0.24
Diluted	$(0.15)	$0.05	$(0.23)	$0.22

Basic earnings (loss) per common share attributable to the Company’s shareholders is calculated by dividing the net earnings (loss) attributable to the Company’s shareholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share is calculated by taking net earnings (loss) attributable to the Company’s shareholders, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive. (in thousands):

	June 30,	December 31,
	2020	2019
Warrants	1,150	8,996
Options	26,287	14,938
Series A Preferred Stock	933	933
DBOT True-up shares	2,810	8,501
Convertible promissory note and interest	37,315	21,678
Total	68,495	55,046

Note 17.    Income Taxes

During the three and six months ended June 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $0.5 million, $0.2 million resulting from losses of Grapevine which offsett deferred tax liabilities that were recognized on the its acquisition and a $0.4 million reduction of the valuation allowance on Ideanomics’ deferred tax assets in excess of those reversed to offset Ideanomics’, income. The reduction in valuation allowance resulted from Ideanomics’ acquisition of additional ownership interests in Grapevine which caused Grapevine to be included in a consolidated tax return with Ideanomics beginning June 30, 2019. This meant that $0.4 million of Ideanomics’ deferred tax assets could be utilized to offset Grapevine’s remaining deferred tax liabilities.. This resulted in an effective tax rate of (2.1%). The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

There was no identified unrecognized tax benefit as of June 30, 2020 and December 31, 2019.

Note 18.    Commitments and Contingencies

Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

Shareholder Class Action

On July 19, 2019, a purported class action, now captioned Rudani v. Ideanomics, et al. Inc., was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors.   The Amended Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  Among other things, the Amended Complaint alleges purported misstatements made by the Company in 2017 and 2018.  The Company and the other defendants filed a motion to dismiss that is currently pending before the Court.

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics et al. Inc., was filed in the United State District Court for the Southern District of New York against the Company and certain current officers and directors of the Company.   Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics, et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company.  Both cases allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division.  Both complaints have yet to be served on the Company.

On July 10, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Toorani v. Ideanomics, et al., 1:20-cv-05333.  The Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company.

On March 20, 2020, the Company received a formal demand letter to the Board of Directors ascertain allegations similar to those alleged in the Rudani Complaint and demanding that the Board pursue causes of action on behalf of the Company against certain of the Company’s former and current directors and officers. In response to this stockholder demand letter, the Board established a demand review committee to review the demand and make a recommendation to the Board of Directors regarding a response to the demand. The demand review committee has not yet completed its review.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of June 30, 2020 and December 31, 2019, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States, Malaysia and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(c)	Foreign Currency Risks

A majority of the Company's operating transactions  are denominated in RMB and a significant  portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

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

Note 20.     Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	June 30, 2020
	Level I	Level II	Level III	Total
Acquisition true-up liability[1]	$—	$—	$1,798	$1,798
Acquisition earn-out liability[2]	—	—	15,104	15,104

Note

1   This represents the liability incurred in connection with the acquisition of DBOT shares during the third quarter of 2019 and as subsequently remeasured as of April 17, 2020 as disclosed in Note 6(c). The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future.

2   This represents the liability incurred in connection with the acquisition of Tree Technology shares during the fourth quarter of 2019 and as subsequently remeasured as of June 30, 2020 as disclosed in Note 6(a).

The fair value of the DBOT acquisition earn-out liability as of December 31, 2019 and March 31, 2020 was valued using the Black-Scholes Merton model.

The following table summarizes the significant inputs and assumptions used in the Black-Scholes Merton model:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term	0.08 years	0.25 years
Expected dividend yield	0%	—%

Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The fair value of the Tree Technology acquisition earn-out liability as of December 31, 2019 and June 30, 2020 was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.

The following table summarizes the significant inputs and assumptions used in the scenario-based method:

December 31, 2019
Weighted-average cost of capital	15.0%

Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Acquisition
Earn-out
Liability
January 1, 2020	$24,655
Measurement period adjustment	(1,990)
Settlement	(7,042)
Remeasurement (loss)/gain recognized in the income statement	1,279
June 30, 2020	$16,902

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is presented in four sections as below and should be read in conjunction with the condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-Q. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Outlook

OVERVIEW

Ideanomics, Inc. (“Ideanomics” or the “Company”) (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, the Company’s primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the People’s Republic of China (“PRC,”) through its subsidiaries and variable interest entities (“VIEs”) under the brand name You-on-Demand (“YOD”). The Company closed the YOD business during 2019.

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

Principal Factors Affecting the Company’s Financial Performance

The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2020 and 2019:

●	The Company’s ability to transform the business and to meet internal or external expectations of future performance. In connection with this transformation, the Company is in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring its business structure, continuing to further enhance the controls, procedures, and oversight during this transformation, and expanding the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether the Company will be able to develop the necessary business models, infrastructure and systems to support the businesses. To succeed, among other things, the Company will need to have or hire the right talent to execute the business strategy. Market acceptance of new product and service offerings will be dependent in part on management’s ability to include functionality and usability that address customer requirements, and optimally price the products and services to meet customer demand and cover costs.
●	The Company’s ability to remain competitive. The Company will continue to face intense competition: these new technologies are constantly evolving, and the Company’s competitors may introduce new platforms and solutions that are superior. In addition, the Company’s competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than the Company can. The Company may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.
●	The fluctuation in earnings from the deployment of the Mobile Energy Group Services business unit through acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. The Company’s results of operations may fluctuate from period to period based on the entry into new transactions to expand the business. In addition, while management intends to contribute cash and other assets to the Company’s joint ventures, the Company does not intend for its holding company to conduct significant research and development activities. The Company intends research and development activities to be conducted by its technology partners and licensors. These fluctuations in growth or costs and in the joint ventures and partnerships may contribute to significant fluctuations in the results of the Company’s operations.

Business Update and Liquidity Improvements

In the second quarter the Company recorded revenues of $4.7 million, of which $4.6 million were generated by the Company’s MEG business unit; this represents the largest revenues earned by MEG since the Company commenced business. Of this amount, $3.9 million was earned by the sale of vehicles with traditional combustion engines.

In the six months ended June 30, 2020, the Company improved its liquidity position by raising a total of $48.2 million: $39.1 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $2.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $9.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional $1.5 million due to related parties to common stock. As a result of these actions, the Company reduced its principal amount of its indebtedness by $13.9 million, and as of June 30, 2020, had cash and cash equivalents of $36.4 million, $32.0 million of which is held in U. S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of June 30, 2020, the Company believes it has the ability to continue as a going concern.

On May 1, 2020, the Company’s MEG business unit commenced operations in a 40,000 square meter facility in the city of Qingdao. The facilities are provided free of charge to Ideanomics through November 30, 2034 by the government with the objective of establishing a regional hub for the sale EVs. An additional 60,000 square meters are available for future expansion. MEG is in the process of building its sales force to facilitate the sale of new and used EVs, both to fleets and individuals.

In April 2020 management re-evaluated the opportunities in the OTC equity market and determined that the DBOT business as structured was unlikely to achieve profitability in the short to medium term without significant additional investment. The OTC equities business was closed in April, however the firm remains a FINRA registered Broker Dealer and the Company continues to develop its plan to use DBOT for sale of digital securities and broking of commodity products subject to obtaining the required regulatory approvals.

The Company continues to review its cost base and as part of this process has reevaluated its real estate needs. The Company has vacated the office space previously used by DBOT in Wilmington, Delaware, and recorded an impairment charge of $0.9 million in the three months ended March 31, 2020, and a gain on the settlement of the lease liability of $0.8 million in the three months ended June 30, 2020. In the three months ended June 30, 2020, the Company determined that, with its New York workforce under a stay-at-home and work-from-home mandate, that the square footage provided in the leases for its New York headquarters was excessive. The Company has vacated its New York office space, and recorded an impairment charge of $5.3 million, while it continues to negotiate with the landlord for the termination of the leases. The Company is currently in the process of determining its needs for future New York office space and what configuration that space may require.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease caused by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of July 30, 2020, over 17.1 million cases had been reported across the globe, resulting in 0.7 million deaths.

The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact to the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing have shut down significant parts of the local, regional, national, and international economies with the exception of government designated essential services.

As the spread of COVID-19 slowed in various parts of the world, many countries relaxed their stay-at-home and work-from-home orders, which allowed for partial economic recoveries, though many non-essential businesses remain closed.  Certain countries, upon reopening of their economies, have experienced a resurgence of COVID-19, and have had to reinstitute restrictive measures.  Although the international economies have improved with respect to the first quarter, challenges remain in many parts of the world at the local, regional, and national level.

The Company’s operations, including certain key personnel and business advisors and partners, are largely based in China, a country which was subject to a wide-ranging government shutdown as a result of the spread of COVID-19 in January 2020. Consequently, the country was effectively shuttered in the first quarter of 2020, resulting in China introducing a series of significant economic stimulus packages upon the easing of shutdown measures. The economic stimulus is designed to rebuild China’s economic infrastructure, with the expectation that it will rebound significantly in the near- to medium term.

The Company had experienced delays in the preparation and execution of certain key documents due to stay-at-home and work-from home measures which limited the Company’s abilities in these areas. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company had commenced the process of formulating and implementing a share-based compensation plan whereby key employees and certain consultants of its MEG business unit and wholly-owned subsidiary would benefit, but travel and other limitations prevented the Company from executing the formation and operation of the stock-based compensation plan.

Subsequently, the Company has determined not to proceed with the MEG share-based compensation plan described above, and the parties have declared the transfer of the MEG shares, which was not believed to be substantive, to be null and void and the shares have reverted to the Company.  The Company is currently reviewing various scenarios with respect to a share-based compensation plan for the benefit of MEG employees and certain consultants.

No share-based awards had been granted to employees or consultants pursuant to this arrangement as initially contemplated.

As a result of the overall economic condition in China in the first quarter of 2020, minimal sales of EV’s occurred during that time frame. During the second quarter, China relaxed its stay-at-home and work-at-home orders, and the Company was able to open its Qingdao Sales Center on May 1, 2020, which was subsequently rebranded the MEG center.  Ideanomics’ recorded total sales in China of $4.6 million in the second quarter, with sales of $3.9 million from the sale of vehicles with traditional combustion engines. The Company’s expectation is that its sales would increase as China’s economy continues to improve, although the Company is a recent entrant in the EV market in China and can provide no assurances on future sales.

The Company expects to continue to raise both equity and debt finance to support the Company’s investment plans and operations, and has been active with investors and is in ongoing discussions with both active and potential investors through the first six months of 2020, and this activity continues. In the three months ended June 30, 2020, the Company raised $39.1 million through the issuance of common stock and exercise of warrants. The Company does not anticipate that the COVID-19 pandemic will adversely affect its ability to raise funds in the near-term, although no assurances can be provided on this matter.

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if circumstances warrant. The Company assesses the recoverability of other long-lived assets as circumstances warrant, and in the six months ended June 30, 2020 did not consider any long-lived assets to be impaired. Many of the Company’s operations are in the development or early stage, have not had significant revenues to date, and the Company does not anticipate significant adverse effects on its operations revenue as compared to its business plan in the near- or mid-term.

Governmental and other organizations are currently forecasting a resurgence of COVID-19 later in 2020 or in the winter of 2020/2021. The impact on the Company cannot be predicted at this time, although the impact would be more adverse if any resurgence of COVID-19 were to be concentrated in Asia as compared to other parts of the world.

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

The Company’s Unconsolidated Equity Investments

The investments where the Company exercises significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for its share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that the Company does not guarantee the investee’s obligations or is committed to provide additional funding. Refer to Note 10 of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as none of the companies had taxable profit since inception. At the acquisition of Grapevine Logic, Inc. in 2018, deferred tax liabilities were recorded relating to intangible assets recorded for financial reporting purposes but not recognized for income tax purposes. The intangible assets consequently could not provide deductible amortization expense for income tax purposes. The deferred tax liabilities were recorded on the acquisition to the extent that they could not be offset by usable net operating loss carryforwards acquired in the acquisition. These deferred tax liabilities were reduced, providing an income tax benefit, to the extent that the intangible assets were reduced by amortization expense and additional net operating loss carry forwards were created to offset the liabilities. These benefits amounted to $0.1 million for the three months ended June 30, 2019. Ideanomics, Inc. increased its ownership in Grapevine Logic, Inc. such that beginning with the third quarter of 2019, the result of which was that Grapevine Logic, Inc. activities would be included in the consolidated tax return of Ideanomics, Inc. As a result, the valuation allowance provided against Ideanomics, Inc.’s deferred tax assets were reduced by $0.4 million, the amount of Grapevine Logic, Inc.’s remaining deferred tax liabilities as that portion of Ideanomics Inc.’s net operating loss carryovers could now be utilized to offset these liabilities. As a result, there was no income tax or benefit for Grapevine for the three months ended June 30, 2020 and consequently U.S. income tax expense or benefit for the Company as a whole.

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

Based on the results of operations for the six months ended June 30, 2020, the Company has determined that there is no GILTI nor BEAT tax liability.

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

Hong Kong

The Company’s subsidiaries incorporated in Hong Kong are subject to progressive Profits Tax rate up to 16.5%. $0.1 million tax expense was recorded in 2019 relating to the income on one Hong Kong subsidiary relating to a gain recorded on the sale of VIE related assets. All other Hong Kong subsidiaries had losses for 2019 and the resulting deferred tax assets relating to the loss carryovers were fully offset by a valuation allowance.

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

Consolidated Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019 (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Amount Change	% Change	June 30, 2020	June 30, 2019	Amount Change	% Change

Revenue	$4,692	$14,454	$(9,762)	(68)%	$5,070	$41,400	$(36,330)	(88)%
Cost of revenue	4,437	716	3,721	520%	4,771	974	3,797	390%
Gross profit	255	13,738	(13,483)	(98)%	299	40,426	(40,127)	(99)%

Operating expenses:
Selling, general and administrative expenses	6,725	6,485	240	4%	12,552	10,672	1,880	18%
Professional fees	2,372	1,169	1,203	103%	4,128	2,530	1,598	63%
Impairment loss	6,200	—	6,200	n/m	7,088	—	7,088	n/m
Acquisition earn-out expense	746	—	746	n/m	1,279	—	1,279	n/m
Depreciation and amortization	481	370	111	30%	957	614	343	56%
Total operating expenses	16,524	8,024	8,500	106%	26,004	13,816	12,188	88%

Income (Loss) from operations	(16,269)	5,714	(21,983)	(385)%	(25,705)	26,610	(52,315)	(197)%

Interest and other income (expense):
Interest expense, net	(8,890)	(581)	(8,309)	n/m	(12,047)	(1,316)	(10,731)	n/m
Equity in loss of equity method investees	(12)	(286)	274	(96)%	(15)	(566)	551	(97)%
Conversion expense	(2,266)	—	(2,266)	n/m	(2,266)	—	(2,266)	n/m
Other income (expense)	1,015	2	1,013	n/m	989	(56)	1,045	n/m
Earnings (Loss) before income taxes and non-controlling interest	(26,422)	4,849	(31,271)	n/m	(39,044)	24,672	(63,715)	n/m

Income tax benefit	—	428	(428)	(100)%	—	514	(514)	(100)%

Net income (loss)	(26,422)	5,277	(31,699)	(601)%	(39,044)	25,186	(64,230)	(255)%
Deemed dividend related to warrant repricing	(184)	—	(184)	n/m	(184)	—	(184)	n/m
Net loss attributable to non-controlling interest	28	15	13	87%	300	33	267	n/m

Net earnings (loss) attributable to IDEX common shareholders	$(26,578)	$5,292	$(31,870)	n/m	$(38,928)	$25,219	$(64,147)	(254)%

Revenues (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Amount Change	% Change	June 30, 2020	June 30, 2019	Amount Change	% Change
Electric vehicles	$695	$—	$695	n/m	$750	$—	$750	n/m
Combustion engine vehicles	3,892	—	3,892	n/m	3,892	—	3,892	n/m
Digital asset management services	—	14,100	(14,100)	n/m	—	40,700	(40,700)	n/m
Other	105	354	(249)	(70)%	428	700	(272)	(39)%
Total	$4,692	$14,454	$(9,762)	(68)%	$5,070	$41,400	$(36,330)	(88)%

n/m = Not Meaningful

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Revenue for the three months ended June 30, 2020 was $4.7 million as compared to $14.5 million for the same period in 2019, a decrease of $9.8 million, or 68%. The decrease was  almost entirely due to the lack of revenues from digital asset management services in the current period.

In March 2019, the Company entered into an agreement with GTD, one of the Company’s minority shareholders and strategic investors, whereby the Company provided digital asset management services. The revenue was recognized based on the progress of completion of services.

In the second quarter of 2020, the Company  continued to develop its EV business and recognized $4.6 million revenue from the sales of vehicles, which included revenue of $3.9 million from the sale of traditional combustion vehicles.  In the second quarter of 2020 the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Revenue for the six months ended June 30, 2020 was $5.1 million as compared to $41.4 million for the same period in 2019, a decrease of $36.3 million, or 88%. The decrease was  almost entirely due to the lack of revenues from digital asset management services in the six months ended June 30, 2020.

In March 2019, the Company entered into an agreement with GTD, one of the Company’s minority shareholders and strategic investors, whereby the Company provided digital asset management services. The revenue was recognized based on the progress of completion of services. The Company recognized  revenue of $40.7 million in the six months ended June 30, 2019.  The Company recognized no revenue from the provision of digital asset management services in the six months ended June 30, 2020 and does not anticipate earning revenue from provision of digital asset management services in the foreseeable future.

In the six months ended June 30 2020, the Company  continued to develop its EVs and recognized $4.6 million revenue from the sales of vehicles, which included revenue of $3.9 million from the sale of traditional combustion vehicles.  In the six months ended June 30, 2020 the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Cost of revenues (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Amount Change	% Change	June 30, 2020	June 30, 2019	Amount Change	% Change
Electric vehicles	$452	$—	$452	n/m	$454	$—	$454	n/m
Combustion engine vehicles	3,871	—	3,871	n/m	3,871	—	3,871	n/m
Digital asset management services	—	466	(466)	n/m	—	466	(466)	n/m
Other	114	250	(136)	(54)%	446	508	(62)	(12)%
Total	$4,437	$716	$3,721	520%	$4,771	$974	$3,797	390%

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Cost of revenues was $4.4 million for the three months ended June 30, 2020, as compared to $0.7 million for the three months ended June 30, 2019 an increase of $3.7 million or 520%. The increase in the Cost of revenues was due to the change in the mix of revenues. Revenues recognized in the three months ended June 30, 2020 arose from the sale of vehicles which have a sigifcantly lower margin than the digital asset management services revenues recognized in the prior quarter.

The majority of the cost associated with digital asset management services had already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Cost of revenues was $4.8 million for the six months ended June 30, 2020, as compared to $1.0 million for the six months ended June 30, 2019 an increase of $3.8 million or 390%. The increase in the Cost of revenues was due to the change in the mix of revenues. Revenues recognized in the six months ended June 30, 2020 arose from the sale of vehicles which have a significantly lower margin than the digital asset management services revenues recognized in the prior quarter.

The majority of the cost associated with digital asset management services had already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	Amount Change	% Change	June 30, 2020	June 30, 2019	Amount Change	% Change
Electric vehicles	$243	$—	$243	n/m	$296	$—	$296	n/m
Combustion engine vehicles	21	—	21	n/m	21	—	21	n/m
Digital asset management services	—	13,633	(13,633)	n/m	—	40,234	(40,234)	n/m
Other	(9)	105	(114)	(109)%	(18)	192	(210)	(109)%
Total	$255	$13,738	$(13,483)	(98)%	$299	$40,426	$(40,127)	(99)%

Gross profit ratio

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Electric vehicles	35%	—	39%	—
Combustion engine vehicles	0.6%	—	0.6%	—
Digital asset management services	—	97%	—	99%
Other	—	30%	4%	28%
Total	5%	95%	6%	98%

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Gross profit for the three months ended June 30, 2020 was $0.3 million, as compared to gross profit in the amount of $13.7 million during the same period in 2019. The gross profit ratio for the three months ended June 30, 2020 was 5%, while in 2019, it was 95%.  The decrease was mainly due to: 1) digital asset management service revenue recognized in 2019 had higher gross margins than the gross margin in vehicles; and 2) the negative gross margin from the Delaware Board of Trade (“DBOT”) business for the three months ended March 31, 2020 due to the business being at the development stage.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Gross profit for the six months ended June 30, 2020 was $0.3 million, as compared to gross profit in the amount of $40.4 million during the same period in 2019. The gross profit ratio for the six months ended June 30, 2020 was 6%, while in 2019, it was 98%.  The decrease was mainly due to: 1) digital asset management service revenue recognized in 2019 had higher gross margin than the gross margin in vehicles; and 2) the negative gross margin from the DBOT business for the three months ended March 31, 2020 due to the business still being in the development stage.

Selling, general and administrative expenses

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Selling, general and administrative expense for the three months ended June 30, 2020 was $6.7 million as compared to $6.5 million for the same period in 2019, an increase of $0.2 million or 4%. The slight increase was mainly due to increase in salary and employee benefits expenses resulting from the acquisition of DBOT and Tree Technology in late 2019.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Selling, general and administrative expenses for the six months ended June 30, 2020 was $12.6 million as compared to $10.7 million for the same period in 2019, an increase of $1.9 million or 18%. The majority of the increase was due to

●	an increase of $2.1 million in share-based compensation expense due to the new option grants.
●	an increase of $0.5 million in salary and employee benefits expenses resulting from the acquisition of DBOT and Tree Technology in late 2019, partially offset by
●	a decrease of $0.8 million in severance payments made in 2019 to the former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer

Professional fees

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Professional fees for the three months ended June 30, 2020 were $2.4 million as compared to $1.2 million for the same period in 2019, an increase of $1.2 million. The increase was related to an increase in legal, investor relation, regulatory compliance as well as fees associated with establishing the MEG operation, continuing to build out our technology ecosystem and Ideanomics Capital, and also establishing strategic partnerships and merger and acquisition activity for these business units.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Professional fees for the six months ended June 30, 2020 were $4.1 million as compared to $2.5 million for the same period in 2019, an increase of $1.6 million. The increase was related to an increase in legal, investor relation and regulatory compliance as well as fees associated with establishing the MEG operation, continuing to build out our technology ecosystem and Ideanomics Capital, and also establishing strategic partnerships and merger and acquisition activity for these business units.

Impairment loss

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

The Company recorded impairment losses of $5.9 million  as the Company decided to cease the use of the New York headquarters’ office space, and impaired the right of use assets, leasehold improvements and fixed assets.  The Company also recorded an impairment loss of $0.3 million related to an other current asset.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

The Company recorded an impairment loss of $0.9 million related to the DBOT right of use assets and $5.9 million related to the New York headquarters’ right of use assets, leasehold improvement and fixed assets because the Company decided to cease use the office and vacated the space subsequently. The Company also recorded an impairment loss of $0.3 million related to another current asset.

Acquisition Earn-out/True-up expense

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

The acquisition earn-out/true-up expense of $ 0.7 million represents the remeasurement of the contingent consideration payable to the former DBOT and Tree Technology shareholders.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

The acquisition earn-out/true-up expense of $ 1.3 million represents the remeasurement of the contingent consideration payable to the former DBOT and Tree Technology shareholders.

Depreciation and amortization

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Depreciation and amortization for the three months ended June 30, 2020 was $0.5 million as compared to $0.4 million for the same period in 2019, an increase of $0.1 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired in the third quarter of year 2019.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Depreciation and amortization for the six months ended June 30, 2020 was $1.0 million as compared to $0.6 million for the same period in 2019, an increase of $0.3 million. The increase was mainly due to the increase in amortization expense from intangible assets acquired in the third quarter of year 2019.

Interest expense, net

The following table summarizes the breakdown of the interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest, net	$325	$339	$598	$634
Amortization of beneficial conversion feature	8,565	242	11,449	682
Total	$8,890	$581	$12,047	$1,316

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Interest expense increased $8.3 million to $8.9 million for the three months ended June 30, 2020, from $0.6 million during the same period of 2019. The interest expense increase during 2020 was primarily due to the remaining unamortized beneficial conversion features recognized as interest expense immediately upon conversion of convertible notes to common stock.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Interest expense increased $10.7 million to $12.0 million for the six months ended June 30, 2020, from $1.3 million during the same period of 2019. The interest expense increase during 2020 was primarily due to the remaining unamortized beneficial conversion features recognized as interest expense immediately upon conversion of convertible notes to common stock.

Equity in loss of equity method investees

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Equity in loss of equity method investees decreased $ 0.3 million for the three months ended June 30, 2020 in comparison to the same period of 2019 as DBOT was an equity method investment until July 2019, at which date the Company increased its ownership to 99.0% and consolidated DBOT.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Equity in loss of equity method investees decreased $ 0.6 million for the six months ended June 30, 2020 in comparison to the same period of 2019 as DBOT was an equity method investment until July 2019, at which date the Company increased its ownership to 99.0% and consolidated DBOT.

Conversion expense

Conversion expense for the three and six months ended June 30, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from the related parties.

Other income (expense)

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Other income (expense) increased $1.0 million for the three months ended June 30, 2020 in comparison to the same period of 2019 mainly because DBOT has reached agreement with landlord to terminate the current lease, and recorded a gain of $0.8 million upon settlement.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Other income (expense) increased $1.0 million for the three months ended June 30, 2020 in comparison to the same period of 2019 mainly because DBOT has reached agreement with landlord to terminate the current lease, and recorded a gain of $0.8 million upon settlement.

Income tax expense

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

During the three months ended June 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the three months ended June 30, 2019, the Company recorded an income tax benefit of $0.4 million, $0.1 million resulting from losses of Grapevine that offsett deferred tax liabilities that were recognized on its acquisition and a $0.4 million reduction of the valuation allowance on Ideanomics’ deferred tax assets in excess of those reversed to offset Ideanomics’ income. The reduction in valuation allowance resulted from Ideanomics’ acquisition of additional ownership interests in Grapevine which caused Grapevine to be included in a consolidated tax return with Ideanomics, beginning June 30, 2019. This meant that $0.4 million of Ideanomics’ deferred tax assets could be utilized to offset Grapevine’s remaining deferred tax liabilities.. This resulted in an effective tax rate of (2.1%). The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

During the six months ended June 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the six months ended June 30, 2019, the Company recorded an income tax benefit of $0.5 million, $0.2 million resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine and a $0.4 million reduction of the valuation allowance on Ideanomics’ deferred tax assets in excess of those reversed to offset Ideanomics’ income as discussed above.

Net loss attributable to non-controlling interest

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Net loss attributable to non-controlling interests was $28,199 for the three months ended June 30, 2020 compared to a net loss of $15,430 in 2019. The loss is primarily due to net loss from our joint ventures.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Net loss attributable to non-controlling interests was $0.3 million for the six months ended June 30, 2020 compared to a net loss of $33,191 in 2019. The increase of loss is primarily due to net loss from our joint ventures formed and acquired in late 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of $36.4 million. On that date, $34.0 million was held in the Company’s Hong Kong, U.S. Malaysia, and Singapore entities and $2.4 million was held in the Company’s PRC entities. The Company does not consider cash balances held in the PRC to be available for use outside of the PRC. The Company’s operations outside of the PRC will continue to be dependent upon access to debt and equity funding raised outside of the PRC. There is no guarantee that debt and equity funds will be available to the Company when they are required.

A majority of the Company’s operating transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC.”) Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.3 million as of June 30, 2020, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% joint venture which is based in Singapore. This joint venture had cash of $1.1 million as of June 30, 2020. The agreement of the Company’s joint venture partner is required prior to disbursement of this joint venture’s funds.

The following table provides a summary of net cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(10,390)	$(5,888)
Net cash used in investing activities	(1,879)	(2,249)
Net cash provided by financing activities	45,737	6,087
Effect of exchange rate changes on cash	283	4
Net increase/(decrease) in cash and cash equivalents	33,751	(2,046)
Cash and cash equivalents at beginning of period	2,633	3,106
Cash and cash equivalents at end of period	$36,384	$1,060

Operating Activities

Cash used in operating activities increased by $4.5 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to: (1) an decrease in operating results from net income of $25.2 million in the first quarter of 2019 to a net loss of $39.0 million, (2) total non-cash adjustments increase (decrease) to net income (loss) was $28.5 million and $(34.3) million for the six months ended June 30, 2020 and 2019, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $0.2 million and of $3.2 million in cash used in operating activities for the six months ended June 30, 2020 and 2019, respectively.

Investing Activities

Cash used in investing activities decreased by $0.4 million, primarily due to  the Company entered into two notes receivable of $1.8 million for the six months ended June 30, 2020 offset by decreased spending of $2.2 million on the fixed assets and long term investment compared to the six months ended June 30, 2019.

Financing Activities

The Company received $39.1 million from the exercise of warrants and the issuance of common stock, $7.1 million from noncontrolling shareholders contribution, and $2.0 million from the issuance of convertible notes, and made repayment of $3.0 million to related parties for the six months ended June 30, 2020. While in the same period in 2019, the Company received $2.3 million from the issuance of convertible notes and $2.5 million in proceeds in a private placement from the issuance of restricted shares for the six months ended June 30, 2019, to certain investors, including officers, directors and other affiliates.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements, or other contractual arrangements.

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

Seasonality

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers, changes in government subsidy programs promoting the conversion to EV and government regulations relating to vehicle emission standards. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG business unit is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality.

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

The Company continues to look for acquisitions that will accelerate the growth of its MEG and Ideanomics Capital business units.

Environmental Matters

The Company is subject to various federal, state, and local laws and regulations governing, among other things, hazardous materials, environmental contamination, and the protection of the environment. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. The Company may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. In 2018, the Company accrued $8.0 million for asset retirement obligations, which are related to the legal contractual obligation in connection with the acquisition of Fintech Village.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the 2019 Form 10-K which could materially affect the Company’s business, financial condition, or future results. The risks described in the 2019 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective August 10, 2020, the board of directors accepted the resignation of Mr. Steven Fadem from the board of directors. The Company and Mr. Fadem have entered into a consulting agreement, effective August 10, 2020. The consulting agreement is for a term of 12 months and Mr. Fadem will be paid $4,000 per month.

Effective August 5, 2020, the Company and Mr. Alfred Poor amended his employment agreement which provides for (i) a term of 2 years; (ii) a base salary of $500,000; (iii) a 2020 cash bonus of $300,000 in recognition of Mr. Poor’s performance during the first 6 months of 2020; (iv) an option grant of 2,000,000 shares in 2021 which shall vest monthly over 2 years; (v) future cash bonuses based on performance objectives to be mutually agreed by the board of directors or an appropriate committee; (vi) in the event Mr. Poor is terminated without cause or for “good reason” as defined in the employment agreement, severance payments equal to the base salary through the remainder of the term of the employment agreement plus the prior year’s performance bonuses divided by 12 and multiplied by the months remaining in the term and the estimated cost of health insurance pursuant to COBRA for 12 months following termination and (vii) eligibility for employee benefits provided to the Company’s senior executives.

Effective August 5, 2020, the Company and Mr. Conor McCarthy amended his employment agreement which provides for (i) a term of 2 years; (ii) a base salary of $350,000; (iii) an option grant of 750,000 shares in 2021 which shall vest monthly over 2 years; (iv) future cash bonuses based on performance objectives to be mutually agreed by the board of directors or an appropriate committee; (v) in the event Mr. McCarthy is terminated without cause or for “good reason” as defined in the employment agreement, severance payments equal to the base salary through the remainder of the term of the employment agreement plus the prior year’s performance bonuses divided by 12 and multiplied by the months remaining in the term and the estimated cost of health insurance pursuant to COBRA for 12 months following termination and (vi) eligibility for employee benefits provided to the Company’s senior executives.

Effective August 4, 2020, the Company agreed to terminate the Financial Advisory Agreement, dated August 19, 2018 (the “Agreement”), between the Company and National Transport Capacity Co., Ltd., a company established in the People’s Republic of China (“NTC”) pursuant to the entry into a new Supplement to the Cooperation Agreement (the “Cooperation Agreement” by and among the Company, Shenzhen National Transportation Service Co., Ltd. (“SNTS”), Mobile Energy Global Limited and Qingdao Enengju New Energy Sales Service Co., Ltd. The Cooperation Agreement provides for a 1 year term and SNTS has agreed to cooperate in conducting its new energy vehicle projects in cooperation with the Company, including but not limited to supply chain finance, funds, financial leasing and ABS. SNTS also agreed to begin negotiating the hand over of the exclusive operation of its own projects and the ABS business in cooperation with "Pang Da Automobile Trade Group Co., Ltd." to the Company. Following the negotiation of the matters set forth in the Agreement, the parties will work toward the execution of a separate written agreement. The Cooperation Agreement is governed by Chinese law.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Letter Agreement, dated June 9, 2020, by and between YA II and the Ideanomics, Inc.*
10.2	Debenture Amendment Agreement, dated June 9, 2020, by and between YA II and Indeanomics, Inc.*
10.3	Subscription Agreement, dated June 9, 2020, by and between D-Beta One EQ, Ltd. and Ideanomics, Inc.*
10.4	Amendment No. 9 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon*
10.5	Amendment to Terms of Convertible Promissory Note & Advance Payments*
10.6	Employment Agreement, dated August 5, 2020, by and between the Company and Mr. Conor J. McCarthy*
10.7	Employment Agreement, dated July 31, 2020, by and between the Company and Mr. Alfred P. Poor *
10.8	Consulting Agreement, dated August 10, 2020, by and between the Company and Mr. Steven Fadem*
10.9

Supplement to the Cooperation Agreement, dated August 4, 2020, by and among Ideanomics, Inc., Mobile Energy Global Limited, Shenzhen National Transportation Service Co., Ltd. and Qingdao Enengju New Energy Sales Service Co., Ltd.

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

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2020.

IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)