Form 10-Q
period 2020-09-30
IDEANOMICS, INC.
filed 2020-11-09
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

IDEANOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, 5th Floor, Suite 5116

New York, NY 10018

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 238,971,366 shares as of November 5, 2020.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.”), a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“DBOT” refers to the Delaware Board of Trade Holdings, Inc which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc.;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
●	“FINRA” refers to the Financial Industry Regulatory Authority;
●	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Intelligenta” refers to the BDCG investment which was rebranded as Intelligenta. As part of the rebranding, Intelligenta’s strategy will now include AI solutions to enhance corporation services, index services and products, and capital market services and products;
●	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers, and operators, as well as direct customers;
●	“MEG” refers to Mobile Energy Global the subsidiary that holds all of the Company’s electric vehicles investments;
●	“Renminbi” and “RMB” refer to the legal currency of the PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“SSF” refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements;
●	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
●	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
●	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;
●	“VIEs” refers to our variable interest entities Sinotop Beijing, and SSF;
●	“VOD” refers to video on demand, which includes near video on demand (“NVOD”), subscription video on demand (“SVOD”), and transactional video on demand (“TVOD”);
●	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
●	“Wide Angle” refers to Wide Angle Group Limited, a Hong Kong company that is 55% owned by the Company;
●	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
●	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong;
●	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu; and
●	SEDA refers to the Standby Equity Distribution Agreement between the Company and YA II PN Ltd.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,605	$2,633
Accounts receivable, net (including due from related parties of $586 and $2,284 as of September 30, 2020 and December 31, 2019, respectively)	4,315	2,405
Prepayments	999	572
Amount due from related parties	1,601	1,256
Notes receivable	464	—
Other current assets	581	587
Total current assets	35,565	7,453
Property and equipment, net	165	378
Fintech Village	9,337	12,561
Intangible assets, net	52,398	52,771
Goodwill	10,472	23,344
Long-term investments	22,651	22,621
Operating lease right of use assets	7,357	6,934
Other non-current assets	519	883
Total assets	$138,464	$126,945

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$4,738	$3,380
Deferred revenue	1,178	477
Accrued salaries	906	923
Amount due to related parties	1,333	3,962
Other current liabilities	4,195	6,466
Current portion of operating lease liabilities	520	1,113
Current contingent consideration	4,082	12,421
Promissory note-short term	3,750	3,000
Convertible promissory note due to third-parties	9,033	1,753
Convertible promissory note due to related parties	—	3,260
Total current liabilities	29,735	36,755
Asset retirement obligations	4,653	5,094
Convertible promissory note due to third-parties-long term	—	5,089
Convertible promissory note due to related parties-long term	—	1,551
Other long-term liabilities	514	—
Operating lease liability-long term	6,820	6,222
Non-current contingent consideration	7,608	12,235
Total liabilities	49,330	66,946
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2020 and December 31, 2019	1,262	1,262
Redeemable non-controlling interest	7,370	—
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 238,871,366 shares and 149,692,953 shares issued and outstanding as of September 30, 2020 and December 31, 2019 , respectively	239	150
Additional paid-in capital	362,346	282,554
Accumulated deficit	(295,693)	(248,481)
Accumulated other comprehensive income (loss)	290	(664)
Total IDEX shareholders' equity	67,182	33,559
Non-controlling interest	13,320	25,178
Total equity	80,502	58,737
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$138,464	$126,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue from third-parties	$10,618	$250	$15,681	$950
Revenue from related parties	2	2,854	9	43,554
Total revenue	10,620	3,104	15,690	44,504
Cost of revenue from third-parties	9,906	244	14,674	751
Cost of revenue from related parties	—	—	2	467
Gross profit	714	2,860	1,014	43,286

Operating expenses:
Selling, general and administrative expenses	7,636	7,770	20,188	18,443
Research and development	1,318	—	1,318	—
Professional fees	3,968	1,389	8,096	3,918
Impairment loss	3,275	2,299	10,363	2,299
Change in fair value of contingent consideration, net	(4,179)	—	(2,900)	—
Depreciation and amortization	695	806	1,651	1,420
Total operating expenses	12,713	12,264	38,716	26,080

Income (loss) from operations	(11,999)	(9,404)	(37,702)	17,206

Interest and other income (expense):
Interest expense, net	(2,014)	(639)	(14,061)	(1,955)
Equity in income (loss) of equity method investees	7	(40)	(8)	(606)
Gain on disposal of subsidiaries	—	1,057	—	1,057
Loss on remeasurement of DBOT investment	—	(3,179)	—	(3,179)
Conversion expense	—	—	(2,266)	—
Other income (expense)	5,283	(100)	6,272	(156)
Income (loss) before income taxes and non-controlling interest	(8,723)	(12,305)	(47,765)	12,367

Income tax benefit	—	—	—	514

Net income (loss)	(8,723)	(12,305)	(47,765)	12,881

Deemed dividend related to warrant repricing	—	—	(184)	—

Net loss (income) attributable to non-controlling interest	437	(1,408)	737	(1,374)

Net income (loss) attributable to IDEX common shareholders	$(8,286)	$(13,713)	$(47,212)	$11,507

Earnings (loss) per share
Basic	$(0.03)	$(0.11)	$(0.25)	$0.10
Diluted	(0.03)	(0.11)	(0.25)	0.10

Weighted average shares outstanding:
Basic	237,535,999	127,609,748	191,976,856	113,964,933
Diluted	237,535,999	127,609,748	191,976,856	118,319,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$(8,723)	$(12,305)	$(47,765)	$12,881
Other comprehensive income (loss), net of nil tax
Foreign currency translation adjustments	1,356	24	1,639	103
Comprehensive income (loss)	(7,367)	(12,281)	(46,126)	12,984
Deemed dividend related to warrant repricing	—	—	(184)	—
Comprehensive income (loss) attributable to non-controlling interest	122	(1,470)	(51)	(1,420)
Comprehensive income (loss) attributable to IDEX common shareholders	$(7,245)	$(13,751)	$(46,361)	$11,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Nine Months Ended September 30, 2019
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest	Equity
Balance, January 1, 2019	102,766,006	$103	$195,780	$(149,975)	$(1,665)	$44,243	$(1,031)	$43,212
Share-based compensation	—	—	224	—	—	224	—	224
Common stock issuance for restricted shares	129,840	—	—	—	—	—	—	—
Common stock issuance for assets (SolidOpinion, Inc)	4,500,000	5	7,150	—	—	7,155	—	7,155
Common stock issuance for convertible debt	1,166,113	1	2,049	—	—	2,050	—	2,050
Net income (loss)	—	—	—	19,927	—	19,927	(18)	19,909
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	(25)	147
Balance, March 31, 2019	108,561,959	109	205,203	(130,048)	(1,493)	73,771	(1,074)	72,697
Share-based compensation	—	—	3,703	—	—	3,703	—	3,703
Common stock issuance for assets (Fintalk)	2,860,963	3	5,347	—	—	5,350	—	5,350
Common stock issuance for acquisition of non-controlling interest Grapevine[1]	590,671	1	491	—	—	492	(492)	—
Investment from SSSIG	575,431	—	—	—	—	—	—	—
Net income (loss)	—	—	—	5,292	—	5,292	(15)	5,277
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(76)	(76)	8	(68)
Balance, June 30, 2019	112,589,024	113	214,744	(124,756)	(1,569)	88,532	(1,573)	86,959
Share-based compensation	—	—	2,547	—	—	2,547	—	2,547
Common stock issuance for acquisition of BlackHorse Ventures[2]	815,217	1	1,499	—	—	1,500	—	1,500
Common stock issuance for acquisition of Glory Connection	12,190,000	12	24,368	—	—	24,380	—	24,380
Common stock issuance for acquisition of DBOT	5,851,830	6	9,708	—	—	9,714	105	9,819
Common stock issuance for releasing Grapevine as collateral	250,000	—	372	—	—	372	—	372
Common stock issuance for releasing Grapevine as collateral Convertible note	1,000,000	1	2,499	—	—	2,500	—	2,500
Deconsolidation of Amer	—	—	—	—	—	—	446	446
Net income (loss)	—	—	—	(13,712)	—	(13,712)	1,407	(12,305)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	11	11	13	24
Balance, September 30, 2019	132,696,071	$133	$255,737	$(138,468)	$(1,558)	$115,844	$398	$116,242

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2020
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest*	Total Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for interest (ID Venturas)	29,766	—	21	—	—	21	—	21
Common stock issuance for acquisition (DBOT)	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issued for warrant exercised (YA II)	1,000,000	1	999	—	—	1,000	—	1,000
Common stock issuance for convertible note (YA II)	1,424,658	1	592	—	—	593	—	593
Tree Technologies measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution (DBOT)	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	163	293,345	(260,829)	(680)	31,999	13,469	45,468
Share-based compensation	—	—	3,394	—	—	3,394	—	3,394
Common stock issuance for acquisition (DBOT)	459,180	—	293	—	—	293	—	293
Common stock issuance for convertible note conversion (Mr. McMahon)	5,084,746	5	2,995	—	—	3,000	—	3,000
Common stock issuance for convertible note conversion (SSSIG)	2,656,361	3	1,565	—	—	1,568	—	1,568
Common stock issuance for debt (SSSIG)	2,577,876	3	1,515	—	—	1,518	—	1,518
Common stock issuance for debt	2,000,000	2	795	—	—	797	—	797
Common stock issuance for option exercised	23,223	—	—	—	—	—	—	—
Common stock issuance for professional fee	515,942	1	308	—	—	309	—	309
Common stock issuance for RSU vested	270,634	—	—	—	—	—	—	—
Convertible notes conversion price reset (Mr. McMahon and SSSIG)	—	—	2,265	—	—	2,265	—	2,265
Common stock issuance for warrants exercised (YA II)	1,666,667	2	2,498	—	—	2,500	—	2,500
Common stock issuance for convertible notes conversion (YA II)	9,739,021	10	5,073	—	—	5,083	—	5,083
Common stock issuance for convertible notes conversion (ID Venturas)	8,751,506	9	4,608	—	—	4,617	—	4,617
Common stock issuance for financing (SEDA)	34,473,719	34	32,466	—	—	32,500	—	32,500
Convertible notes conversion price reset (YA II)	—	—	2,661	—	—	2,661	—	2,661
Convertible notes conversion price reset (ID Venturas)	—	—	817	—	—	817	—	817
Common stock issuance for warrants exercised (ID Venturas)	5,329,239	5	3,122	—	—	3,127	—	3,127
Tree Technologies MPA adjustment	—	—	—	—	—	—	(131)	(131)
Net income (loss)**	—	—	—	(26,578)	—	(26,578)	(133)	(26,711)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	104	276
Balance, June 30, 2020	237,008,159	237	357,720	(287,407)	(508)	70,042	13,309	83,351
Share-based compensation	—	—	3,252	—	—	3,252	—	3,252
Common stock issuance for acquisition (DBOT)	1,613,207	2	1,031	—	—	1,033	—	1,033
Common stock and warrants issuance for professional fee	250,000	—	343	—	—	343	—	343
Net income (loss)	—	—	—	(8,286)	—	(8,286)	(547)	(8,833)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	798	798	558	1,356
Balance, September 30, 2020	238,871,366	$239	$362,346	$(295,693)	$290	$67,182	$13,320	$80,502

*    Excludes accretion of dividend for redeemable non-controlling interest

**  Excludes deemed dividend related to warrant repricing

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$(47,765)	$12,881
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	8,848	6,474
Depreciation and amortization	1,651	1,420
Allowance for doubtful accounts	585	—
Non-cash interest expense	14,143	2,266
Equity in losses of equity method investees	8	606
Digital tokens received as payment for services	—	(40,700)
Gain on disposal of subsidiaries	—	(1,057)
Loss on remeasurement of DBOT investment	—	3,179
Conversion expense	2,266	—
Impairment loss	4,143	2,299
Impairment of operating lease assets	6,220	—
Settlement of ROU operating lease liabilities	(5,706)	—
Change in fair value of contingent consideration, net	(2,900)	—
Change in assets and liabilities:
Accounts receivable	(2,496)	(2,814)
Prepaid expenses and other assets	(689)	2,447
Accounts payable	1,358	1,024
Deferred revenue	701	150
Amount due to related parties	1,542	(104)
Accrued expenses, salary and other current liabilities	(3,827)	3,217
Net cash used in operating activities	(21,918)	(8,712)

Cash flows from investing activities:
Acquisition of property and equipment	(45)	(1,809)
Proceeds from note receivable repayment	1,469	—
Proceeds from disposal of subsidiaries	—	694
Acquisition of subsidiaries, net of cash acquired	—	247
Payments for long-term investments	—	(870)
Notes receivable	(1,910)	—
Net cash used in investing activities	(486)	(1,738)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,000	4,802
Proceeds from exercise of warrants and issuance of common stocks	39,128	2,500
Proceeds from noncontrolling interest shareholder	7,148	—
Borrowings from Small Business Association Paycheck Protection Program	460	—
Proceeds from/(Repayment of) amounts due to related parties	(2,999)	1,765
Net cash provided by financing activities	45,737	9,067
Effect of exchange rate changes on cash	1,639	(37)
Net increase (decrease) in cash and cash equivalents	24,972	(1,420)

Cash and cash equivalents at the beginning of the period	2,633	3,106

Cash and cash equivalents at the end of the period	$27,605	$1,686

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	311	—
Issuance of shares for acquisition of DBOT	8,074	—
Issuance of shares for convertible notes conversion	20,069	—
Tree Technologies measurement period adjustment on goodwill, non-controlling interest and intangible assets	12,848	—
Disposal of assets in exchange for GTB tokens	—	20,219
Issuance of shares for acquisition of intangible assets	—	10,005

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

Significant Accounting Policies

For a detailed discussion about Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2019 Form 10-K.  During the nine months ended September 30, 2020, there were no significant changes made to Ideanomics’ significant accounting policies.

Reclassifications

The Company has renamed captions in its condensed consolidated balance sheet, condensed consolidated statement of operations, and its condensed consolidated statement of cash flows.  There were no changes to the composition of these accounts, and therefore no change to the condensed consolidated financial accounts aside from the renaming of the captions.

Statement	Previous caption	Current caption
Condensed consolidated balance sheet	Acquisition earn-out liability	Contingent consideration
Condensed consolidated statement of operations	Acquisition earn-out/true up expense, net	Change in fair value of contingent consideration, net
Condensed consolidated statement of cash flows	Acquisition earn-out expense	Change in fair value of contingent consideration, net

Liquidity Improvements

In the nine months ended September 30, 2020, the Company improved its liquidity position by raising a total of $48.2 million: $39.1 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $2.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $9.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional  $1.5 million due to related parties to common stock.  As a result of these actions, the Company reduced its the principal amount of its indebtedness by $13.9 million, and as of September 30, 2020, had cash and cash equivalents of $27.6 million, $19.0 million of which is held in U. S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of September 30, 2020, the Company believes it has the ability to continue as a going concern.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus.  The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of October 31, 2020, over 44.7 million cases had been reported across the globe, resulting in 1.2 million deaths.

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

In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover.  However, commencing in the autumn and fall of 2020, the U.S. as well as countries in Europe began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus.

Public health experts have expressed concern that the influenza season in the northern hemisphere will coincide with a spread of COVID-19 cases, adding further stress to the affected populations, businesses, governments, and economies. The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, and the prospects for a vaccine as well as its global implementation.

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if circumstances warrant.  The Company assesses the recoverability of other long-lived assets as circumstances warrant, and in the nine months ended September 30, 2020 did not consider any long-lived assets to be impaired other than certain right of use and fixed assets, including assets comprising a portion of Fintech Village. Many of the Company’s operations are in the development or early stage, have not had significant revenues to date, and the Company does not anticipate significant adverse effects on its operations’ revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations.

The Company continues to monitor the overall situation with COVID-19 and its effects on both local, regional and global economies.

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

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”) “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions currently provided for in ASC 740, “Income Taxes” (“ASC 740”), and by amending certain other requirements of ASC 740. The changes resulting from ASU 2019-12 will be made on a retrospective or modified retrospective basis, depending on the specific exception or amendment. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective January 1, 2021. Management does not expect the adoption of ASU 2019-12 to have a material effect on the consolidated financial statements.

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

Note 3.    Notes Receivable

(a)Zhu Note Receivable

In May 2020, a subsidiary of the Company, Qingdao Chenyang Ainengju New Energy Sales and Service Company Limited ("Energy Sales") provided a note receivable to Mr. Jianya Zhu ("Mr. Zhu") in the amount of 10.0 million RMB ($1.4 million). Mr. Zhu, through his wholly-owned entity Prime Capital Enterprise Pte. Ltd., provided collateral in the form of its 50.0% ownership of Seven Stars Founder Space Industrial Pte. Ltd ("Founder Space.") Founder Space is also 50.0% owned by a related party, Seven Stars Innovative Industries Group Limited, an affiliate of Dr. Bruno Wu (“Dr. Wu”), the Chairman of the Company. Mr. Zhu agreed to repay 10.5 million RMB ($1.5 million) one month from the disbursement date. In September 2020, a third-party satisfied the note receivable and accrued interest in the amount of 10.5 million RMB ($1.5 million) on behalf of Mr. Zhu, and the Company terminated the note and collateral agreement.

(b)Fuzhou Note Receivable

In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited ("Zhengtong") in the amount of 3.0 million RMB ($0.4 million). The note receivable is not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. As of this date, this note receivable has not been satisfied; however, the Company believes the note receivable to be collectible based upon discussions that have been held.

Note 4.    Revenue

The following table summarizes the Company's revenues disaggregated by revenue source, geography (based on the Company's business locations), and timing of revenue recognition (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Geographic Markets
Malaysia	$33	$—	$42	$—
USA	480	250	908	41,650
China	10,107	2,854	14,740	2,854
Total	$10,620	$3,104	$15,690	$44,504
Product or Service
Digital asset management services	$—	$—	$—	$40,700
Digital advertising services and other	480	250	908	950
Electric vehicles*	8,872	2,854	9,622	2,854
Combustion engine vehicles*	1,268	—	5,160	—
Total	$10,620	$3,104	$15,690	$44,504

Timing of Revenue Recognition
Products transferred at a point in time	$10,620	$3,104	$15,690	$3,804
Services provided over time	—	—	—	40,700
Total	$10,620	$3,104	$15,690	$44,504

*   The revenues for the three and the nine months ended September 30, 2020 were recorded on either a Principal or Agency basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken.The combustion engine vehicles for the three and the nine months ended September 30, 2020 were recorded on a Principal basis because the Company has inventory risk in the transaction.

In the three months ended September 30, 2020 the balance of deferred revenue increased primarily due to two factors: 1)  the Company sold vehicles with a service warranty, and allocated a portion of the transaction price to this performance obligation and will recognize this revenue over the service period, and 2) the Company was engaged to perform advertising services pursuant to one significant contract, and such services were partially fulfilled in the three months ended September 30, 2020 and the remainder will be fulfilled in the future.

In the three months ended September 30, 2020 the Company sold vehicles whose contractual terms contained a provision which gave rise to variable consideration.  The Company has estimated the variable consideration, and will continue to revise this estimate in the future.  The liability associated with this estimate is recorded as “Other long-term liabilities.”

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

Note 6.    Acquisitions and Divestitures

2020 Acquisitions and Divestitures

The Company has not acquired any companies nor disposed of any subsidiaries in the nine months ended September 30, 2020, with the exception of the disposition of its remaining 10.0% interest in Amer Global Technology Limited ("Amer") as disclosed in Note 6(e).

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

2019 Acquisitions

(a) Acquisition of Tree Technologies Sdn. Bhd. ("Tree Technologies")

On December 26, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The acquisition price was comprised of (1) $0.9 million in cash, (2) 9.5 million shares of Ideanomics common stock, and (3) contingent consideration of up to $32.0 million over three years, to be paid in cash or Ideanomics common shares at the election of the Company. The contingent consideration was initially based upon revenue targets over three 12 month periods beginning in the three months ended December 31, 2019; due to financing delays and resulting production delays, these three 12 month periods will commence on July 1, 2020. In the three and nine months ended September 30, 2020, the Company recorded remeasurement gains of $4.2 million and $4.4 million in "Change in fair value of contingent consideration, net" in the condensed consolidated statements of operations. As of September 30, 2020, the recorded balance of this liability was $10.9 million.

The fair value of the Ideanomics stock was based upon the closing price of $0.82 on December 26, 2019, and the fair value of the contingent consideration was estimated to be $15.5 million, and revised to $15.3 million upon finalization of the purchase, and was recorded as a liability on the date of acquisition. The Company estimated the fair value of the contingent consideration using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. This fair value measurement is based on significant Level 3 inputs. The resulting probability-weighted cash flows were discounted using the Company's estimated weighted average cost of capital of 15.0%.

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

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tree Technologies recognized. The Company has completed the fair value analysis of the assets acquired, liabilities assumed, the noncontrolling interest, and the contingent consideration, and therefore the adjustments are incorporated in the table below (in thousands).

Land use rights	$27,140
Accounts payable	(743)
Noncontrolling interest	(15,452)
Goodwill	468
Marketing and distribution agreement	12,590
$24,003

The completion of the fair value analysis resulted in measurement period adjustments of $12.8 million, primarily to the amount initially assigned to the noncontrolling interest, and reduced the amount of goodwill recorded.

The accounts payable above of $0.7 million primarily represents the transfer tax payable for the land use rights for the 250 acres of vacant land, which the Company paid in the three months ended September 30, 2020.

Tree Technologies had not commenced operations as of the acquisition date, therefore pro forma results as if the acquisition had occurred as of January 1, 2019, and related information, are not presented.

(b) Acquisition of Grapevine Logic, Inc. ("Grapevine”)

On September 4, 2018, the Company completed the acquisition of 65.7% share of Grapevine for $2.4 million in cash. Fomalhaut Limited (“Fomalhaut,”) a British Virgin Islands company and an affiliate of Dr. Wu, was the non-controlling equity holder of 34.4% in Grapevine (the “Fomalhaut Interest.”) Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement,”) with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. The aggregate sale price for the Fomalhaut Interest was the fair market value of the Fomalhaut Interest as of the close of business on the date preceding the date upon which the right to sell the Fomalhaut Interest to the Company is exercised by Fomalhaut. If the option was to be exercised, the sale price for the Fomalhaut Interest was payable in a combination of 1/3 in cash and 2/3 in the Company’s shares of common stock at the then market value on the exercise date.

In May 2019, the Company entered into two amendments to the Option Agreement. The aggregate exercise price for the Option was amended to the greater of: (1) fair market value of the Fomalhaut Interest in Grapevine as of the close of business on the date preceding the date upon which the option is exercised; and (2) $1.84 per share of the Company’s common stock. It was also agreed that the full amount of the exercise price was to be paid in the form of common stock of the Company.

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

(c) Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6.9 million shares in DBOT in exchange for 4.4 million shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2.2 million shares in DBOT in exchange for 1.4 million shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.0% as of that date, were completed in July 2019. The securities purchase agreements required the Company to issue contingent consideration in the form of additional shares of the Company’s common stock in the event the stock price of the common stock falls below $2.11 at the close of trading on the date immediately preceding the lock-up date, which was 9 months from the closing date. The Company accounted for the contingent consideration as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company recorded this liability at fair value of $2.2 million on the date of acquisition. As of December 31, 2019, the Company remeasured this liability to $7.3 million and the remeasurement loss of $5.1 million was recorded in “Change in fair value of contingent consideration, net” in the consolidated statements of operations. In the three and nine months ended September 30, 2020, the Company recorded remeasurement losses of $0 and $1.5 million, respectively, in “Change in fair value of contingent acquisition, net” in the condensed consolidated statements of operations, and partially satisfied the liability with the issuance of 13.1 million shares of common stock. As of September 30, 2020, the recorded balance of this liability was $0.8 million. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future.

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

The following table summarizes supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$3,213	$44,612
Net income (loss) attributable to IDEX common shareholders	(15,163)	10,582

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

2019 Divestitures

(d) Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it had incurred operating losses and its business was no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Gain on disposal of subsidiaries” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019.

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

The Company recognized a disposal gain of $0.5 million as a result of the deconsolidating Amer, and such gain was recorded in “Gain on disposal of subsidiaries” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019. $0.1 million of the gain is attributable to the 10.0% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $0.6 million relating to a receivable due from Amer to a subsidiary of the Company, which was recorded in “Selling, general and administrative expense” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2019.

Pro forma results of operations for the three and nine months ended September 30, 2019 have not been presented because they are not material to the consolidated results of operations. Amer had no revenue and minimal operating expenses in the year ended December 31, 2019.

In the three months ended September 30, 2020, the Company sold its remaining 10.0% interest in Amer to Fintalk Media Inc., a related party, for a nominal amount. As the Company had no basis in its remaining interest in Amer, the gain recognized on the sale was de minimis.  In light of this disposition, the Company is negotiating the responsibility for the contingent tax obligation disclosed above.

Note 7.    Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable, gross	$4,900	$2,405
Less: allowance for doubtful accounts	(585)	—
Accounts receivable, net	$4,315	$2,405

The balance includes the taxi commission revenue receivables of $1.2 million and $2.3 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of September 30, 2020 and December 31, 2019, respectively.

In the three months ended September 30, 2020, the Company increased its allowance for doubtful accounts by $0.6 million for the account receivable mentioned above. There were no changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2019.

Note 8.    Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	September 30,	December 31,
	2020	2019
Furniture and office equipment	$309	$441
Vehicle	121	62
Leasehold improvements	176	243
Total property and equipment	606	746
Less: accumulated depreciation	(441)	(368)
Property and equipment, net	165	378
Fintech Village
Land	3,043	3,043
Building	—	309
Assets retirement obligations - environmental remediation	6,294	6,496
Capitalized direct development cost	—	2,713
Construction in progress (Fintech Village)	9,337	12,561
Property and Equipment, net	$9,502	$12,939

The Company recorded depreciation expense of $25,170 and $65,862, which is included in its operating expenses, for the three months ended September 30, 2020 and 2019, respectively, and $90,962 and $102,991 for the nine months ended September 30, 2020 and 2019, respectively.

In the three months ended June 30, 2020 the Company ceased to use the premises for its New York City headquarters at 55 Broadway, and vacated the premises. As a result, the Company recorded an impairment loss of  $0.2 million related to leasehold improvements and other fixed assets at that location.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

The Company recorded asset retirement obligations for environmental remediation matters in connection with the acquisition of Fintech Village. The following table summarizes the activity in the asset retirement obligation for the nine months ended September 30, 2020 (in thousands):

	January 1,	Liabilities	Remediation	Accretion		September 30,
	2020	Incurred	Performed	Expense	Revisions	2020
Asset retirement obligation	$5,094	$—	$(441)	$—	$—	$4,653

The Company capitalized direct costs incurred on Fintech Village and the capitalized cost is recorded as part of Construction in progress. Capitalized costs were $0 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively, and are primarily related to legal and architect costs.

In the three months ended September 30, 2020, in relation to Fintech Village the Company recorded an impairment loss of $2.7 million for the capitalized architect costs, and recorded an impairment loss of $0.3 million for the remaining building and $0.2 million for the related asset retirement cost associated with the remaining building.

The Company has identified Fintech Village as a non-core asset and is evaluating its strategies for divesting of this asset.

Note 9.    Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2019	$705
Acquisitions	22,639
Balance as of December 31, 2019	23,344
Measurement period adjustments*	(12,848)
Effect of change in foreign currency exchange rates	(24)
Balance as of September 30, 2020	$10,472

*During the three months ended December 31, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The Company adjusted goodwill balance in connection with the completion of acquisition accounting. Refer to Note 6(a) for additional information.

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

		September 30, 2020				December 31, 2019
	Weighted
	Average	Gross				Gross
	Remaining	Carrying	Accumulated	Impairment	Net	Carrying	Accumulated	Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Software and licenses	—	$94	$(94)	$—	$—	$97	$(97)	$—	$—
Solid Opinion IP (a)	3.4	4,655	(1,474)	—	3,181	4,655	(776)	—	3,879
Fintalk intangible assets (b)	—	635	(635)	—	—	635	(635)	—	—
Influencer network (c)	7.9	1,980	(413)	—	1,567	1,980	(264)	—	1,716
Customer contract (c)	0.9	500	(347)	—	153	500	(222)	—	278
Continuing membership agreement (d)	18.8	8,255	(516)	—	7,739	8,255	(206)	—	8,049
Customer list	1.8	59	(25)	—	34	59	(10)	—	49
Trade name (c)	12.9	110	(15)	—	95	110	(10)	—	100
Technology platform (c)	4.9	290	(86)	—	204	290	(55)	—	235
Land use rights (e)	98.3	27,211	(69)	—	27,142	27,079	—	—	27,079
Marketing and distribution agreement (e)	19.8	12,385	(155)	—	12,230	11,333	—	—	11,333
Total		56,174	(3,829)	—	52,345	54,993	(2,275)	—	52,718
Indefinite lived intangible assets
Website name		25	—	—	25	25	—	—	25
Patent		28	—	—	28	28	—	—	28
Total		$56,227	$(3,829)	$—	$52,398	$55,046	$(2,275)	$—	$52,771
(a)	During the three months ended March 31, 2019, the Company completed the acquisition of certain assets from SolidOpinion in exchange for 4.5 million shares of the Company’s common stock with a fair value of $7.2 million. The assets acquired included cash of $2.5 million and intellectual property (“IP”) which is complementary to the IP of Grapevine. The parties agreed that 0.5 million of such shares of common stock (“Escrow Shares”) would be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion had the rights to vote and receive the dividends paid with respect to the Escrow Shares. The Escrow Shares were scheduled to be released on February 19, 2020, and were released in April 2020.
(b)	In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets included the rights, titles, and interest in a secure mobile financial information, social, and messaging platform that had been designed for streamlining financial-based communication for professional and retail users. The initial purchase price for the Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded this amount in prepaid expenses as of December 31, 2018 because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million. The Company issued 2.9 million common shares in June 2019 and completed the transaction. In the three months ended December 31, 2019, management determined these assets had no future use and recorded an impairment loss of $5.7 million.
(c)	During the three months ended September 30, 2018, the Company completed the acquisition of 65.7% share of Grapevine. Refer to Note 6(b).
(d)	During the three months ended September 30, 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. Refer to Note 6(c).
(e)	During the three months ended December 31, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. In connection with the completion of acquisition accounting, the Company revised the estimated useful life of the marketing and distribution agreement from 5 to 20 years. As amortization of this agreement had not commenced, the revision of the estimated useful life had no effect on the condensed consolidated financial statements. Refer to Note 6(a) for additional information.

Amortization expense relating to intangible assets was $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization
to be
Years ending December 31,	recognized
2020 (excluding the nine months ended September 30, 2020)	$668
2021	2,615
2022	2,494
2023	2,485
2024	1,709
2025 and thereafter	42,374
Total	$52,345

Note 10.    Long-term Investments

The following table summarizes the Company's long-term investments (in thousands):

	September 30,	December 31,
	2020	2019
Non-marketable equity investments	$6,005	$5,967
Equity method investments	16,646	16,654
Total	$22,651	$22,621

Non-marketable equity investments

Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management's analysis of certain investment's performance, no impairment losses were recorded in the three and nine months ended September 30, 2020 and 2019.

In the nine months ended September 30, 2019, the Company sold one non-marketable equity investment with a carrying amount of $3.2 million for GTB and recognized no gain or loss on the sale. Refer to Note 14(b) for additional information.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		September 30, 2020
				Income (loss)	Impairment		Foreign currency
		January 1, 2020	Addition	on investment	losses	Disposal	translation adjustments	September 30, 2020
BDCG	(a)	$9,800	$—	$—	$—	$—	$—	$9,800
Glory	(b)	6,854	—	(8)	—	—	—	6,846
Total		$16,654	$—	$(8)	$—	$—	$—	$16,646

All the investments above are privately held companies; therefore, quoted market prices are not available. The Company has received no dividends from equity method investees in the three and nine months ended September 30, 2020 and 2019.

(a) BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, the Company signed an investment agreement, with two unrelated parties, to establish BDCG, subsequently renamed Intelligenta, located in the United States for providing block chain services for financial or energy industries by utilizing artificial intelligence and big data technology in the United States. On April 24, 2018, the Company acquired 20.0% equity ownership in BDCG from one noncontrolling party for total consideration of $9.8 million which consisted of $2.0 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3.0 million shares of the Company’s common stock), increasing the Company’s ownership to 60.0%. The remaining 40.0% of BDCG are held by Seasail Ventures Limited (“Seasail.”) The accounting treatment of the investment is based on the equity method due to variable substantive participating rights (in accordance with ASC 810) granted to Seasail. Intelligenta is currently in the process of developing its operations, although it has been impacted by international trade tentions. Intelligenta has yet to record revenue or earnings or losses, and therefore its statement of operations and balance sheet data are not material.

As of September 30, 2020, the excess of the Company's investment over its proportionate share of Intelligenta's net assets was $9.8 million. The difference represents goodwill and is not being amortized.

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

Upon the initial investment, the Company performed a valuation analysis and allocated $23.0 million and $1.4 million of the consideration transferred to the equity method investment and the call option, respectively, which was subsequently revised to $20.0 million and $0, respectively. Glory is currently in the process of developing its products and its business, and is dependent upon the business of Tree Manufacturing.

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

In December 2019, the Company acquired a 51.0% ownership interest in Tree Technologies. Tree Technologies had previously been granted the land use rights to the 250 acres of vacant land mentioned above, which was previously anticipated to be owned by Glory. As Glory would no longer receive the land use rights to the 250 acres of vacant land, the Company evaluated its investment in Glory for impairment, and recorded an impairment loss of $13.1 million in “Impairment of and equity in loss of equity method investees” in the consolidated statements of operations in the year ended December 31, 2019.

Tree Technologies has also entered into a product supply arrangement and a product distribution arrangement with a subsidiary of Glory. The Company performed an assessment of these arrangements, and determined that Glory is a VIE, but that the Company is not the primary beneficiary. As of September 30, 2020, the Company accounts for Glory as an equity method investment.

The Company has advanced $0.4 million to Glory in order to fund its operations, although it had no obligation to do so. The Company’s maximum exposure to Glory is $7.3 million, the sum of its investment and advances.

As of September 30, 2020, the excess of the Company’s investment over its proportionate share of Glory’s net assets was $7.1 million. The difference primarily represents an amortizing intangible asset.

The following table summarizes the income statement information of Glory for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenue	$—	$5
Gross profit	—	(6)
Net loss from operations	(8)	(56)
Net income (loss)	21	(23)
Net income (loss) attributable to Glory	11	(14)

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

As of September 30, 2020, the Company's operating lease right of use assets and operating lease liabilities are $7.4 million and $7.3 million, respectively. The weighted-average remaining lease term is 13.8 years and the weighted-average discount rate is 4.4%.

As of December 31, 2019, the Company's operating right of use assets and operating lease liabilities were $6.9 million and $7.3 million, respectively. As of September 30, 2019, the weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 7.5%.

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$519	$391	$1,488	$1,264
Short-term lease cost	82	78	279	251
Sublease income	(11)	(11)	(74)	(11)
Total	$590	$458	$1,693	$1,504

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115	$448	$961	$968
Right of use assets obtained in exchange for new operating lease liabilities	—	935	—	935

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Years ending December 31	Costs
2020	$260
2021	721
2022	614
2023	632
2024	645
2025 and thereafter	7,009
Total lease payments	9,881
Less: Interest	(2,541)
Total	$7,340

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $0.9 million. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021. The Company recorded a gain of $0.8 million in “Other income (expense)” for the settlement of the operating lease liability in the three months ended June 30, 2020.

In the three months ended June 30, 2020 the Company ceased to use its New York City headquarters at 55 Broadway, which are subject to two leases, and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $5.3 million. The Company had an operating use liability of $5.8 million with respect to these leases, excluding $0.6 million in accounts payable. In the three months ended September 30, 2020, the Company completed negotiations with the landlord to settle the remaining amounts due of $6.4 million for a cash payment of $1.5 million. The Company recorded a gain of $4.9 million in “Other income (expense)” for the settlement of the operating lease liability in the three months ended September 30, 2020.

Note 12.   Promissory Notes

The following table summarizes the outstanding promissory notes as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30,		December 31,
		2020		2019
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Note-Mr. McMahon (Note 14 (a))	4.0%	$—	—	$3,000	$3,260
Convertible Note -SSSIG (Note 14 (a))	4.0%	—	—	1,252	1,301
Convertible Note-SSSIG (Note 14 (a))	4.0%	—	—	250	250
Convertible Note-Advantech (a)	8.0%	12,000	9,033	12,000	3,193
Senior Secured Convertible Note (b)	10.0%	—	—	850	348
Senior Secured Convertible Note (c)	10.0%	—	—	3,580	1,896
Senior Secured Convertible Note (d)	4.0%	—	—	3,000	1,405
Promissory Note (e)	6.0%	3,000	3,153	3,000	3,000
Vendor Notes Payable (f)	0.25%-4%	135	135	—	—
Small Business Association Paycheck Protection Program (g)	1%	460	462	—	—
Total		$15,595	12,783	$26,932	14,653
Less: Current portion			12,783		8,013
Long-term Note, less current portion			$—		$6,640

*Carrying amount includes the accrued interest.

The following table summarizes future maturities of the debt and contractual obligations (excluding the debt from the Small Business Association Paycheck Protection Program), as well as projected interest expense as of September 30, 2020 (in thousands):

	Principal	Interest	Interest
	Repayment	Payment	Expense
2020	$3,030	$180	$1,997
2021	12,105	2,875	3,878
Total	$15,135	$3,055	$5,875

As of September 30, 2020 and December 31, 2019, the Company was in compliance with all ratios and covenants.

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

For the three months ended September 30, 2020 and 2019, total interest expense recognized was $2.0 million and $0.4 million, respectively, and was $5.8 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on the use of the proceeds and other conditions of the convertible note offering.

(b) $2.05 Million Senior Secured Convertible Debenture due in August 2020 - ID Venturas 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2.1 million of senior secured convertible note (“February IDV Note.”) The February IDV Note bore interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and was scheduled to mature on August 22, 2020. In addition, IDV was entitled to the following: (1) the convertible note was senior secured; (2) convertible at an adjusted price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares had a lower conversion price (original $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.2 million shares of common stock of the Company; and (4) a warrant exercisable for 1.6 million shares of common stock which the February IDV Note was convertible into at an adjusted exercise price (original $1.84 , $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and initially expired in 7 years, which was extended from 5 years on December 19, 2019.

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

Interest on the February IDV Note was payable quarterly starting from April 1, 2019. The February IDV Note was redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the February IDV Note plus additional warrants and accrued and unpaid interest to the date of redemption.

The Company was also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

The security purchase agreement contained customary representations, warranties, and covenants. The February IDV Note was collateralized by the Company’s equity interest in Grapevine and the Company had the right to request the removal of the guarantee and collateral by the issuance of additional 250,000 shares of common stock.

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

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2020, the conversion price of the February IDV Note and the exercise price of the warrants was reduced from $1.00 to $0.5869. The Company recognized $0.3 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the February IDV Note and $59,372 of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 7 years, expected dividend rate of 0%, volatility of 122.4%, and an interest rate of 1.84%.

Conversion

As of December 31, 2019, $1.2 million of the February IDV Note, plus accrued and unpaid interest, were converted into 1.2 million shares of common stock of the Company.

During the nine months ended September 30, 2020, the remaining $0.85 million of the February IDV note, plus accrued and unpaid interest, were converted into 1.4 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $0 and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and was $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

(c) $3.58 Million Senior Secured Convertible Debenture due in March 2021 - ID Venturas 7

On September 27, 2019, the Company executed a security purchase agreement with IDV (“IDV September Agreement”), whereby the Company issued $2.5 million of senior secured convertible note in September (“September IDV Note”) and issued an additional $1.1 million of secured convertible notes subsequently based on additional investment rights in the IDV September Agreement. The September IDV Notes bore interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and was scheduled to mature on March 27, 2021. In addition, IDV was entitled to the following: (1) the convertible note was senior secured; (2) convertible at an adjusted  price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares had a lower conversion price (original $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.5 million shares of common stock of the Company, and (4) a warrant exercisable for 4.7 million shares of common stock at an adjusted exercise price (original  $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and will expire in 7 years, which was extended from 5 years.

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

The September IDV Note was redeemable at the option of the Company in whole at an initial redemption price of the principal amount of the September IDV Note plus additional warrants and accrued and unpaid interest to the date of redemption.

The security purchase agreement contains customary representations, warranties, and covenants. The September IDV Note was collateralized by the Company’s equity interest in DBOT.

The Company was also subject to penalty fee at 8.0% per annum for late payments of interests and compensation for the loss of IDV on failure to timely deliver conversion shares upon conversion.

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

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2020, the conversion price of the September IDV Note and the exercise price of the warrants was reduced from $1.00 to $0.5869. The Company recognized $0.3 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the amended Note and $0.1 million of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 7 years, expected dividend rate of 0%, volatility of 122.4%, and an interest rate of 1.84%.

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

Conversion

During the nine months ended September 30, 2020, $3.6 million of the amended note, plus accrued and unpaid interest, were converted into 7.3 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $0 and $2.1 million for the three and nine months ended September 30, 2020, respectively.

(d)  $5.0 Million Senior Secured Convertible Debenture due in December 2020 - YA II PN

On December 19, 2019, the Company completed the initial closing with respect to a securities purchase agreement with YA II PN, Ltd, a company incorporated under the laws of the Cayman Islands (“YA II PN”), where YA II PN agreed to purchase from the Company up to $5.0 million (with 4.0% discount) in units consisting of secured convertible debentures (the “YA II PN Note”), which was convertible into shares of the Company’s common stock at lower of: (1) $1.50 per share, or (2) 90.0% of the lowest 10 day volume weighted average price (“VWAP”) with a floor price at $1.00, subject to adjustments if subsequent equity shares had a lower conversion price, and shares of the Company’s common stock. The purchase and sale of the units occurred in three closings:

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

The YA II PN Note was scheduled to mature in December 2020 and accrued interest at an 4.0% interest rate. YA II PN also received: (1) a warrant (the “Warrant I”) exercisable for 1.7 million shares of common stock at $1.50 with an expiration date 60 months from the date of the agreement, and (2) a warrant (the “Warrant II”) exercisable for 1.0 million shares of common stock at $1.00 with an expiration date of 12 months from the date of the agreement.

The Company received aggregate gross proceeds of $2.9 million (net of $0.1 million discount) as of December 31, 2019 and received $2.0 million in February 2020. Total funds received were allocated to the YA II PN Note, common shares and warrants based on their relative fair values in accordance with ASC 470. The fair value of the YA II PN Note and common shares was based on the closing price of the common stock on December 19, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years (1 year for Warrant II), expected dividend rate of 0%, volatility of 122.44% and an interest rate of 1.66% (1.54% for Warrant II). The fair value of the warrants was recorded as additional paid-in capital and a corresponding discount on the carrying amount of the YA II PN Note. There was no BCF because its intrinsic value is zero since the stock price of the common shares at the commitment date for the YA II PN Note is greater than the effective conversion price.

The YA II PN Note was redeemable at the option of the Company in whole or in part at an initial redemption price of the principal amount of the YA II PN Note plus a redemption premium equal to 15.0% of the amount being redeemed and accrued and unpaid interest to the date of redemption. The security purchase agreement contains customary representations, warranties, and covenants.

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2020, the conversion price of the YA II PN Note was reduced from $1.00 to $0.5869. The Company recognized $2.7 million of remeasured BCF as an increase in additional paid- in capital and a corresponding discount on the carrying amount of the amended Note.

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

Conversion

During the nine months ended September 30, 2020, $5.0 million of the YA II PN Note, plus accrued and unpaid interest, were converted into 9.7 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $0 and $5.0 million for the three and nine months ended September 30, 2020, respectively.

(e) $3.0 Million Promissory Note due in November 2020 – New Castle County

On November 25, 2015, DBOT, the subsidiary which the Company acquired in 2019, entered into a promissory note with New Castle County, a political subdivision of the State of Delaware in the aggregate principal amount of $3.0 million (the “New Castle County Notes”). The New Castle County Notes bear interest at a rate of 6.0%, and mature on November 25, 2020. Total interest expense recognized was $45,000 and $135,000 for the three and nine months ended September 30, 2020, respectively, and $45,000 for the three and nine months ended September 30, 2019. The agreement also requires the Company to comply with certain covenants, including restrictions on new indebtedness offering and liens.

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

(g) Small Business Association Paycheck Protection Program

On April 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The Company may apply for forgiveness of this loan in the next twelve months in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

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

Redeemable Non-controlling Interest

The Company and Qingdao Chengyang Xinyang Investment Company Limited (“Qingdao”) formed an entity named Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited (“New Energy.”) Qingdao entered into a capital subscription agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) are payable in three installments of RMB 50.0 million ($7.0 million) upon New Energy attaining certain revenue or market value benchmarks.

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

The following table summarizes activity for the redeemable non-controlling interest for the nine months ended September 30, 2020 (in thousands):

January 1, 2020	$—
Initial investment	7,047
Accretion of dividend	323
Loss attributable to non-controlling interest	(79)
Adjustment to redemption value	79
September 30, 2020	$7,370

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

In connection with the SEDA, the Company issued 1.0 million shares of the Company’s common stock as a commitment fee (the “Commitment Shares”) to a subsidiary of the YA II PN on April 3, 2020. The Company recognized such

Commitment Shares as deferred offering costs and additional paid-in capital for a total of $0.9 million and fully charged against the gross proceeds received from SEDA in the three months ended June 30, 2020 because SEDA was terminated.

During the three months ended June 30, 2020 under the SEDA, the Company issued 34.5 million shares of common stock for a total of $32.5 million.

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

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the Note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash right before the conversion. For the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $0 and $30,000 related to the Note, and $50,959 and $90,000 for the nine months ended September 30, 2020 and 2019,respectively.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bore interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. The Company received $1.3 million from SSSIG.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note including accumulated interest was converted into 2.2 million shares of common stock.

For the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $0 and $13,000, respectively, related to the Note, and $21,546 and $36,000 for the nine months ended September 30, 2020 and 2019, respectively.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, matures on November 25, 2021, and was convertible into shares of the Company's common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. The Company received $0.25 million from SSSIG. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock. For the three months and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $4,301, respectively.

(b) Transactions with GTD

Disposal of Assets in exchange of GTBDollar Coins (“GTB”)

In March 2019, the Company completed the sale of the following assets (with total carrying amount of $20.4 million) to GTD, a minority shareholder based in Singapore, in exchange for 1.3 million GTB. The Company considered the arrangement as a nonmonetary transaction and the fair values of GTB were not reasonably determinable due to the reasons described below. Therefore, GTB received were recorded at the carrying amount of the assets exchanged and the Company did not recognize any gain or loss based on ASC 845, Nonmonetary Transactions ("ASC 845.")

●	License content (net carrying amount $17.0 million)
●	13.0% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount of $3.2 million which was included in long-term investment as a non-marketable equity investment)
●	Animation copy right (net carrying amount $0.2 million which was included in intangible assets.)

Digital asset management services

The Company recognized revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606, Revenue from Contracts with Customers, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): 1) it only traded in one exchange, which had been in operation less than one year; 2) its historical volatility was high; and 3) the Company's intention at the time to hold the majority of GTB, as part of its digital asset management services; and 4) associated risks related to holding GTB. Therefore, the value of 7.1 million GTB using Level 2 measurement was $40.7 million with a 76.0% discount to the fixed contract price agreed upon by both parties when signing the contract. The Company considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76.0%. The estimated value of GTB was calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155.0%; dividend yield: zero and risk-free interest rate 2.25%. As of December 31, 2019, all performance obligations associated with the development of the master plan for GTD's assets had been satisfied. Accordingly, the Company recognized revenue of $40.7 million in the year ended December 31, 2019.

Impairment loss

On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through December 31, 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the three months ended December 31, 2019 and recorded an impairment loss of $61.1 million.

(c) Severance payments

On February 20, 2019, the Company accepted the resignation of its former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay $0.8 million in total for salary, severance and expenses. The Company paid $0.6 million in the three months ended March 31, 2019 and recorded $0.2 million in “Other current liabilities” on its consolidated balance sheet as of December 31, 2019. The $0.8 million severance expenses were recorded in “Selling, general and administrative expenses" in the condensed consolidated statements of operations.

(d) Borrowing from Dr. Wu. and his affiliates

In the nine months ended September 30, 2020, the Company’s net borrowings from Dr. Wu and his affiliates decreased by $3.5 million mainly due to repayments and conversion of certain amounts to common stock. The Company recorded these borrowings in “Amount due to related parties” in its condensed consolidated balance sheet as of September 30, 2020. These borrowings bear no interest.

On June 5, 2020, the Audit Committee and the Board of Directors approved the conversion of some borrowings at a conversion price of $0.59 per common share, contingent upon the immediate conversion of these amounts. On June 5, 2020, the borrowings of $1.5 million, including the $0.4 million transferred from Beijing Financial Holding Limited, were converted into 2.6 million shares of common stock.

(e) Long-Term Investment to Qianxi

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co. (“Shenma”) to acquire its 1.72% ownership in Qianxi with the consideration of $4.9 million, which will be paid in six installments. Shenma needs to complete the share transfer registration prior to May 31, 2020, otherwise the Company can request Shenma to return the investment payment. The Company has recorded the first installment $0.5 million on the “Other Non-Current Assets” since the share transfer registration is not completed yet.

(f) Borrowing from Beijing Financial Holdings Limited

The borrowings from Beijing Financial Holding Limited were zero in the condensed consolidated balance sheet as of September 30, 2020, and $0.7 million in “Other current liabilities” in the consolidated balance sheet as of December 31, 2019. Effective January 1, 2020, Beijing Financial Holding limited is considered a related party because MHTL was intended to act as a trustee over 10,000 common shares of MEG to effect a share-based compensation plan and has the same owner as Beijing Financial Holding Limited.  The Company has determined not to proceed with the MEG share-based plan.  Refer to Note 1 for additional information.

In the three months ended June 30, 2020, the borrowing of $0.4 million from Beijing Financial Holding Limited was transferred to Dr. Wu, and it was subsequently converted to shares at a conversion price of $0.59 per common share on June 5, 2020.

(g) Zhu Note Receivable

Refer to Note 3 for this note collateralized by equity in a company partially-owned by a related party.

(h) Disposal of the ownership in Amer

Refer to Note 6(e) for the disposal of 10.0% ownership in Amer to a related party.

(i) Service agreement with SSSIG

The Company entered a service agreement with SSSIG for the period from July 1 2020 through June 30 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in "Selling, general and administrative expenses" for the three and nine months ended September 30 2020, and $0.3 million in in "Amount due to related parties" as of September 30 2020.

(j) Amounts due from and due to Glory

The Company has made payments on behalf of Glory for some of its operational expenses. The balance of $0.2 million due from Glory as result of these payments is recorded in "Amount due from related parties" as of September 30 2020. Glory has made partial payment of $0.5 million on behalf of the Company to acquire the land use rights and the Company recorded it in "Amount due to related parties."

(k) Research and development contract with a related party

The Company has entered a research and development contract with an entity with the total amount of $2.8 million for EV design and technology development. The Company has paid $1.3 million in the three months ended September 30 2020 and recorded this amount in "Research and development expense." One of the shareholders of this entity holds a senior position in several of Dr. Wu’s affiliated entities.

(l) Borrowing from DBOT

During the three months ended June 30, 2019, the Company obtained several borrowings, $550,000 in total, from DBOT, and recorded these borrowings in amount due to related parties on the condensed consolidated balance sheet as of June 30, 2019. These borrowings bear no interest. The Company has repaid $300,000 in July 2019.

(m) Acquisition of Fintalk Assets

Refer to Note 9 for additional information regarding this 2019 asset acquisition.

(n) Red Rock Global Capital LTD (“Red Rock”)

Refer to Note 6(d) for additional information regarding this 2019 divestiture.

(o) Acquisition of Grapevine Logic. (“Grapevine”)

Refer to Note 6(b) for additional information regarding this 2019 acquisition.

(p) Amer Global Technology Limited (“Amer”)

Refer to Note 6(e) for additional information regarding this 2019 divestiture.

Note 15.    Share-Based Compensation

As of September 30, 2020, the Company had 26.3 million options, 29,586 restricted shares and 1.7 million warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of  common stock that may be issued under the 2010 Plan increased from 4.0 million shares to 31.5 million shares. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of September 30, 2020, options available for issuance are 0.5 million shares.

For the three months ended September 30, 2020 and 2019, total share-based compensation expense was $3.3 million and $2.5 million, respectively, and $8.8 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively.

(a)	Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2020	14,936,726	$2.13	8.48	$—
Granted	13,750,000	0.53	9.45	5,225,000
Exercised	(60,000)	1.83	—	—
Expired	(1,144,326)	2.59	—	—
Forfeited	(1,153,333)	1.70	—	—
Outstanding at September 30, 2020	26,329,067	1.29	8.75	5,141,400
Vested as of September 30, 2020	13,684,070	1.74	8.17	1,258,592
Expected to vest at September 30, 2020	12,644,997	0.81	9.38	3,882,808

As of September 30, 2020, $7.3 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested in the  nine months ended September 30, 2020 and 2019 was $8.8 million and $6.0 million, respectively. No cash was received from options exercised.

(b)	Warrants

In connection with certain of the Company’s financings and service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother expired without exercise on January 31, 2019. The Company issued warrants to IDV and YA II PN, Ltd. in connection with senior secured convertible notes. The weighted average exercise price for all warrants was $1.65 and the weighted average remaining life was 4.3 years.  Refer to Note 12 for additional information on promissory notes.

	September 30, 2020	December 31, 2019
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
$2.05 million IDV**	—	1,671,196	$1.00	2/22/2026
$3.58 million IDV**	1,000,000	4,658,043	0.5869	9/27/2026
$5.0 million YA II PN*	—	1,666,667	1.50	12/13/2024
$5.0 million YA II PN*	—	1,000,000	1.00
Service providers	200,000	—	5.00	7/1/2022
Service providers	450,000	—	2.50	2/28/2022 - 7/1/2022
Total	1,650,000	8,995,906

*    YA II PN exercised 1.0 million and 1.7 million warrants on March 31, 2020 and June 22, 2020 and the Company  received $1.0 million and $2.5 million proceeds, respectively.

**    ID Venturas exercised 5.3 million warrants in June 2020. The Company received $3.1 million proceeds.

Note 16.     Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share (USD in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to common stockholders	$(8,286)	$(13,713)	$(47,212)	$11,507
Interest expense attributable to convertible promissory note	—	—	—	125
Net earnings (loss) assuming dilution	$(8,286)	$(13,713)	$(47,212)	$11,632
Basic weighted average common shares outstanding	237,535,999	127,609,748	191,976,856	113,964,933
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	933,333
Conversion of restricted shares and employee stock options	—	—	—	22,823
Convertible promissory notes	—	—	—	2,777,687
Contingently issuable shares	—	—	—	621,117
Diluted potential common shares	237,535,999	127,609,748	191,976,856	118,319,893
Earnings (loss) per share:
Basic	$(0.03)	$(0.11)	$(0.25)	$0.10
Diluted	$(0.03)	$(0.11)	$(0.25)	$0.10

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

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Warrants	1,650	3,709	1,650	3,709
Options and RSU	26,359	14,971	26,359	14,966
Series A Preferred Stock	933	933	933	—
DBOT contingent consideration	1,197	2,323	1,197	2,323
Convertible promissory note and interest	38,650	12,418	37,315	9,325
Total	68,789	34,354	67,454	30,323

Note 17.    Income Taxes

During the three and nine months ended September 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.5 million, $0.2 million resulting from losses of Grapevine which offset deferred tax liabilities that were recognized on its acquisition and a $0.4 million reduction of the valuation allowance on Ideanomics’ deferred tax assets in excess of those reversed to offset Ideanomics’ income. The reduction in valuation allowance resulted from Ideanomics’ acquisition of additional ownership interests in Grapevine which caused Grapevine to be included in a consolidated tax return with Ideanomics beginning June 30, 2019. This meant that $0.4 million of Ideanomics’ deferred tax assets could be utilized to offset Grapevine’s remaining deferred tax liabilities. This resulted in an effective tax rate of (4.43%). The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings, non-deductible expenses and the reduction in the beginning of the year deferred tax valuation allowance.

There was no identified unrecognized tax benefit as of September 30, 2020 and December 31, 2019.

Note 18.    Commitments and Contingencies

Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

Vendor Settlement

In the three months ended September 30, 2020, Ideanomics preliminarily settled a payable of $1.7 million with one vendor for $1.3 million. The settlement is conditioned upon factors which do not expire until three months from the date of the settlement; therefore, should these factors expire without coming to fruition, the Company will recognize the contingent gain in the three months ended December 31, 2020.

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

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics et al. Inc., was filed in the United State District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics, et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company.  Both cases allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division.  On November 4, 2020, the Lundy and Kim actions were consolidated.

On July 10, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Toorani v. Ideanomics, et al., 1:20-cv-05333.  The Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company. Additionally, on September 11, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Elleisy, Jr. v. Ideanomics, et al, 20-cv-5333, alleging violations and allegations similar to the Toorani litigation. On October 10, 2020, the Court in the Elleisy and Toorani, consolidated these two actions. Additionally, on October 27, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Nevada, captioned Zare v. Ideanomics, et al, 20-cv-608, alleging violations and allegations similar to the Toorani and Elleisy litigations.

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

On July 10, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Toorani v. Ideanomics, et al., 1:20-cv-05333.  The Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company. Additionally, on September 11, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Elleisy, Jr. v. Ideanomics, et al, 20-cv-5333, alleging violations and allegations similar to the Toorani litigation. On October 10, 2020, the Court in the Elleisy and Toorani, consolidated these two actions. Additionally, on October 27, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Nevada, captioned Zare v. Ideanomics, et al, 20-cv-608, alleging violations and allegations similar to the Toorani and Elleisy litigations.

While the Company believes that the above litigations are without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.

SEC Investigation

The Company is subject to an investigation by the SEC. The information requests from the SEC are focused primarily in relation to the Company’s overseas operations, including historical transactions and revenues associated with those operations. The Company is fully cooperating with the SEC’s requests, and cannot predict the outcome of this investigation.

Note 19.    Concentration, Credit and Other Risks

(a)	PRC Regulations

The EV industry is relatively new in China, and the PRC government has not adopted a clear regulatory framework to regulate the industry. Therefore, there is some degree of uncertainty regarding the regulatory requirements of the PRC government in the EV industry. If the PRC government enacts new laws and regulations, or adopts new interpretations or policies with respect to the current laws and regulations, that require licenses or permits for the operation of the Company’s existing or future businesses, the Company cannot ensure that it has all the permits or licenses required for its EV business or that the Company will be able to obtain or maintain permits or licenses in a timely manner.

(b)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of September 30, 2020 and December 31, 2019, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, the United States, Malaysia and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Cash consist of cash on hand and demand deposits at banks, which are unrestricted as to withdrawal and which includes $0.2 million which was received in advance of a future investment.

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

Note 20.     Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	September 30, 2020
	Level I	Level II	Level III	Total
Contingent consideration[1]	$—	$—	$777	$777
Contingent consideration[2]	—	—	10,913	10,913

Note

1   This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020 as disclosed in Note 6(c). The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The Company issued 1.6 million shares in the three months ended September 30, 2020 and partially satisfied this liability.

2   This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of September 30, 2020 as disclosed in Note 6(a).

The fair value of the DBOT contingent consideration as of December 31, 2019 and March 31, 2020 was valued using the Black-Scholes Merton model.

The following table summarizes the significant inputs and assumptions used in the Black-Scholes Merton model:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term	0.08 years	0.25 years
Expected dividend yield	—%	—%

Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The fair value of the Tree Technology contingent consideration as of September 30, 2020 and December 31, 2019 was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.

The following table summarizes the significant inputs and assumptions used in the scenario-based method:

December 31, 2019
Weighted-average cost of capital	15.0%

Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent
Consideration
January 1, 2020	$24,656
Measurement period adjustment	(1,990)
Settlement	(8,076)
Remeasurement (loss)/gain recognized in the income statement	(2,900)
September 30, 2020	$11,690

Note 21. Subsequent Events

Acquisition of Solectract, Inc. (“Solectract”) common shares

On October 22, 2020, the Company acquired 1.4 million common shares, representing 15.0% of the total common shares outstanding, of Solectrac for a purchase price of $0.91 per share, for total consideration of $1.3 million.

Solectrac develops, assembles and distributes 100% battery-powered electric tractors-an alternative to diesel tractors-for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy.

With this investment in Solectrac, Ideanomics expands its global footprint in the EV industry, specifically in the category of specialty commercial vehicles. This investment marks its first in an existing US-based original equipment manufacturer, and Ideanomics will assume a seat on Solectrac's Board of Directors.

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

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission ("SEC”), particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and all amendments to those reports.

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

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic components that the Company believed had significant potential to recognize benefits from blockchain and artificial intelligence (“AI”) technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018 the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. Fintech continues to be a priority for us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to deploying blockchain and AI technologies. As the Company looked to deploy fintech solutions in late 2018 and into 2019, management found an opportunity in the Chinese Electric Vehicle (“EV”) industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led the Company to establish its Mobile Energy Global (“MEG”) business unit.

Principal Factors Affecting the Company’s Financial Performance

The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2020 and 2019:

●	The Company’s ability to transform the business and to meet internal or external expectations of future performance. In connection with this transformation, the Company is in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring its business structure, continuing to further enhance the controls, procedures, and oversight during this transformation, and expanding the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether the Company will be able to develop the necessary business models, infrastructure and systems to support the businesses. To succeed, among other things, the Company will need to have or hire the right talent to execute the business strategy. Market acceptance of new product and service offerings will be dependent in part on management’s ability to include functionality and usability that address customer requirements, and optimally price the products and services to meet customer demand and cover costs.

●	The Company’s ability to remain competitive. The Company will continue to face intense competition: these new technologies are constantly evolving, and the Company’s competitors may introduce new platforms and solutions that are superior. In addition, the Company’s competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than the Company can. The Company may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.
●	The fluctuation in earnings from the deployment of the Mobile Energy Group Services business unit through acquisitions, strategic equity investments, the formation of joint ventures and investments, and in-licenses of technology. The Company’s results of operations may fluctuate from period to period based on the entry into new transactions to expand the business. In addition, while management intends to contribute cash and other assets to the Company’s joint ventures and investments, the Company does not intend for its holding company to conduct significant research and development activities. The Company intends research and development activities to be conducted by its technology partners and licensors. These fluctuations in growth or costs and in the joint ventures, investments, and partnerships may contribute to significant fluctuations in the results of the Company’s operations.

Business Update and Liquidity Improvements

In the third quarter the Company recorded revenues of $10.6 million, of which $10.1 million were generated by the Company’s MEG business unit; this represents the largest revenues earned by MEG since the Company commenced business.

In the nine months ended September 30, 2020, the Company improved its liquidity position by raising a total of $48.2 million: $39.1 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $2.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $9.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional $1.5 million due to related parties to common stock. As a result of these actions, the Company reduced its principal amount of its indebtedness by $13.9 million, and as of September 30, 2020, had cash and cash equivalents of $27.6 million, $19.0 million of which is held in U. S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of September 30, 2020, the Company believes it has the ability to continue as a going concern.

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

In July 2020 the Company’s Tree Technologies subsidiary completed the acquisition of a long term lease of 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia. The Company intends to develop this land and lease it to Tree Manufacturing for the manufacture of EVs

In April 2020 management re-evaluated the opportunities in the Over-the-counter (“OTC”) equity market and determined that the Delaware Board of Trade (“DBOT”) business as structured was unlikely to achieve profitability in the short to medium term without significant additional investment. The OTC equities business was closed in April, however the firm remains a FINRA registered Broker Dealer and the Company continues to develop its plan to use DBOT for sale of digital securities and brokering of commodity products subject to obtaining the required regulatory approvals.

The Company continues to review its cost base and as part of this process has reevaluated its real estate needs. The Company has vacated the office space previously used by DBOT in Wilmington, Delaware, and recorded an impairment charge of $0.9 million in the three months ended March 31, 2020, and a gain on the settlement of the lease liability of $0.8 million in the three months ended June 30, 2020. In the three months ended June 30, 2020, the Company determined that, with its New York workforce under a stay-at-home and work-from-home mandate, the square footage provided in the leases for its New York headquarters was excessive. The Company has vacated its New York office space, and recorded an impairment charge of $5.3 million. The Company had an operating lease liability of $5.8 million with respect to these leases, excluding $0.6 million in accounts payable. In the three months ended September 30, 2020, the Company completed negotiations with the landlord to settle the remaining amounts due of $6.4 million for a cash payment of $1.5 million.  The Company recorded a gain of $4.9 million in the three months ended September 30, 2020.  In October, 2020 the Company signed leases for the use of office and meeting space in midtown Manhattan.

The third quarter the Company sold its loss making EKAR ETF for a de minimis amount, this sale eliminated approximately $0.4 million of annual operating expense.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease caused by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of October 31, 2020, over 44.7 million cases had been reported across the globe, resulting in 1.2 million deaths.

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

In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover.  However, commencing in the autumn and fall of 2020, the U. S. as well as countries in Europe began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus.

The Company’s operations, including certain key personnel and business advisors and partners, are largely based in China, a country which was subject to a wide-ranging government shutdown as a result of the spread of COVID-19 in January 2020. Consequently, the country was effectively shuttered in the first quarter of 2020, resulting in China introducing a series of significant economic stimulus packages upon the easing of shutdown measures. The economic stimulus was designed to rebuild China’s economic infrastructure, which rebounded in the second quarter of 2020, and which is expected to continue in the near- to medium term.

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

As a result of the overall economic condition in China in the first quarter of 2020, minimal sales of EV’s occurred during that time frame. During the second quarter, China relaxed its stay-at-home and work-at-home orders, and the Company was able to open its Qingdao Sales Center on May 1, 2020, which was subsequently rebranded the MEG center. Ideanomics’ recorded total sales in China of $10.6 million in the third quarter. The Company’s expectation is that its sales would increase as China’s economy continues to improve, although the Company is a recent entrant in the EV market in China and can provide no assurances on future sales.

The Company expects to continue to raise both equity and debt finance to support the Company’s investment plans and operations, and has been active with investors and is in ongoing discussions with both active and potential investors through the first nine months of 2020, and this activity continues. In the three months ended June 30, 2020, the Company raised $39.1 million through the issuance of common stock and exercise of warrants . The Company does not anticipate that the COVID-19 pandemic will adversely affect its ability to raise funds in the near-term, although no assurances can be provided on this matter.

The Company assesses the recoverability of goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more frequently if circumstances warrant. The Company assesses the recoverability of other long-lived assets as circumstances warrant, and in the nine months ended September 30, 2020 did not consider any long-lived assets to be impaired, other than certain right of use and fixed assets, including assets comprising a portion of Fintech Village. Many of the Company’s operations are in the development or early stage, have not had significant revenues to date, and the Company does not anticipate significant adverse effects on its operations revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations.

Public health experts have expressed concern that the influenza season in the northern hemisphere will coincide with a spread of COVID-19 cases, adding further stress to the affected populations, businesses, governments, and economies.  The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, and the prospects for a vaccine as well as its global implementation.  The impact on the Company cannot be predicted at this time, although the impact would be more adverse if any resurgence of COVID-19 were to be concentrated in Asia as compared to other parts of the world.

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

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as none of the companies had taxable profit since inception. At the acquisition of Grapevine Logic, Inc. in 2018, deferred tax liabilities were recorded relating to intangible assets recorded for financial reporting purposes but not recognized for income tax purposes. The intangible assets consequently could not provide deductible amortization expense for income tax purposes. The deferred tax liabilities were recorded on the acquisition to the extent that they could not be offset by usable net operating loss carryforwards acquired in the acquisition. These deferred tax liabilities were reduced, providing an income tax benefit, to the extent that the intangible assets were reduced by amortization expense and additional net operating loss carry forwards were created to offset the liabilities. These benefits amounted to $0.1 million for the three months ended June 30, 2019. Ideanomics, Inc. increased its ownership in Grapevine Logic, Inc. such that beginning with the third quarter of 2019, the result of which was that Grapevine Logic, Inc. activities would be included in the consolidated tax return of Ideanomics, Inc. As a result, the valuation allowance provided against Ideanomics, Inc.’s deferred tax assets were reduced by $0.4 million, the amount of Grapevine Logic, Inc.’s remaining deferred tax liabilities as that portion of Ideanomics Inc.’s net operating loss carryovers could now be utilized to offset these liabilities. As a result, there was no income tax or benefit for Grapevine for the three months ended September 30, 2020 and consequently U.S. income tax expense or benefit for the Company as a whole.

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

Based on the results of operations for the nine months ended September 30, 2020, the Company has determined that there is no GILTI nor BEAT tax liability.

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

During the nine months ended September 30, 2020, one of the Company’s PRC subsidiaries incurred a taxable income in the amount of $2.6 million by providing the service to another one of the Company’s PRC subsidiaries. The tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance in prior periods.  The valuations allowance was reversed as a result of this subsidiary taxable income in the amount of $0.7 million creating a deferred tax benefit offsetting the income tax expense that would otherwise have been incurred.  Other PRC entities had losses that created additional operating loss carryovers, where the related deferred tax assets were offset by a valuation allowance.

Consolidated Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019 (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Amount	%	September 30,	September 30,	Amount	%
	2020	2019	Change	Change	2020	2019	Change	Change

Revenue	$10,620	$3,104	$7,516	n/m	$15,690	$44,504	$(28,814)	(65)%
Cost of revenue	9,906	244	9,662	n/m	14,676	1,218	13,458	n/m
Gross profit	714	2,860	(2,146)	(75)%	1,014	43,286	(42,272)	(98)

Operating expenses:
Selling, general and administrative expenses	7,636	7,770	(134)	(2)	20,188	18,443	1,745	9
Research and development expenses	1,318	—	1,318	n/m	1,318	—	1,318	n/m
Professional fees	3,968	1,389	2,579	n/m	8,096	3,918	4,178	n/m
Impairment loss	3,275	2,299	976	42	10,363	2,299	8,064	n/m
Change in fair value of contingent consideration, net	(4,179)	—	(4,179)	n/m	(2,900)	-	(2,900)	n/m
Depreciation and amortization	695	806	(111)	(14)	1,651	1,420	231	16
Total operating expenses	12,713	12,264	449	4	38,716	26,080	12,636	48

Income (Loss) from operations	(11,999)	(9,404)	(2,595)	28	(37,702)	17,206	(54,908)	n/m
Interest and other income (expense):
Interest expense, net	(2,014)	(639)	(1,375)	n/m	(14,061)	(1,955)	(12,106)	n/m
Equity in income (loss) of equity method investees	7	(40)	47	n/m	(8)	(606)	598	(99)
Gain on disposal of subsidiaries	—	1,057	(1,057)	n/m	—	1,057	(1,057)	n/m
Loss on remeasure of DBOT investment	—	(3,179)	3,179	n/m	—	(3,179)	3,179	n/m
Conversion expense	—	—	—		(2,266)	-	(2,266)	n/m
Other income (expense)	5,283	(100)	5,383	n/m	6,272	(156)	6,428	n/m
Income (Loss) before income taxes and non-controlling interest	(8,723)	(12,305)	3,582	(29)	(47,765)	12,367	(60,132)	n/m
Income tax benefit	—	—	—	n/m	—	514	(514)	n/m

Net income (loss)	(8,723)	(12,305)	3,582	(29)	(47,765)	12,881	(60,646)	n/m
Deemed dividend related to warrant repricing		—			(184)	—	(184)	n/m
Net (income) loss attributable to non-controlling interest	437	(1,408)	1,845	n/m	737	(1,374)	2,111	n/m

Net income (loss) attributable to IDEX common shareholders	$(8,286)	$(13,713)	$5,427	(40)%	$(47,212)	$11,507	$(58,719)	n/m

Revenues (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Amount	%	September 30,	September 30,	Amount	%
	2020	2019	Change	Change	2020	2019	Change	Change
Electric Vehicles	$8,872	$2,854	$6,018	n/m	$9,622	$2,854	$6,768	n/m
Combustion engine vehicles	1,268	—	1,268	n/m	5,160	—	5,160	n/m
Digital asset management services	—	—	—	n/m	—	40,700	(40,700)	n/m
Other	480	250	230	92%	908	950	(42)	n/m
Total	$10,620	$3,104	$7,516	n/m	$15,690	$44,504	$(28,814)	(65)%

n/m = Not Meaningful

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Revenue for the three months ended September 30, 2020 was $10.6 million as compared to $3.1 million for the same period in 2019, an increase of $7.5 million. The increase was principally due to the increase in revenue from the sales of vehicles.

In the third quarter of 2020, the Company continued to develop its EV business and recognized $10.6 million revenue from the sales of vehicles, which included revenue of $1.3 million from the sale of traditional combustion engine vehicles. In the third quarter of 2020 the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Revenue for the nine months ended September 30, 2020 was $15.7 million as compared to $44.5 million for the same period in 2019, a decrease of $28.8 million The decrease was due to the lack of revenues from digital asset management services in the nine months ended September 30, 2020.

In March 2019, the Company entered into an agreement with GTD, one of the Company’s minority shareholders and strategic investors, whereby the Company provided digital asset management services to GTD. The revenue was recognized based on the progress of completion of services. The Company recognized  revenue of $40.7 million in the nine months ended September 30, 2019. The Company recognized no revenue from the provision of digital asset management services in the nine months ended September 30, 2020 and does not anticipate earning revenue from provision of digital asset management services in the foreseeable future.

In the nine months ended September 30, 2020, the Company continued to develop its EVs business and recognized $14.8 million revenue from the sales of vehicles, which included revenue of $5.2 million from the sale of traditional combustion vehicles.  In the nine months ended September 30, 2020 the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Cost of revenues (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Amount	%	September 30,	September 30,	Amount	%
	2020	2019	Change	Change	2020	2019	Change	Change
Electric vehicles	$8,226	$—	$8,226	n/m	$8,658	$—	$8,658	n/m
Combustion engine vehicles	1,229	—	1,229	n/m	5,121	—	5,121	n/m
Digital asset management services	—	—	—	n/m	—	467	(467)	n/m
Other	451	244	207	85%	897	751	146	19%
Total	$9,906	$244	$9,662	n/m	$14,676	$1,218	$13,458	n/m

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Cost of revenues was $9.9 million for the three months ended September 30, 2020, as compared to $0.2 million for the three months ended September 30, 2019 an increase of $9.7 million. The increase in the cost of revenues was principally due to increased revenues from the sales of vehicles.

In the third quarter of 2020, the Company continued to develop its EV business and recognized $9.5 million in cost of revenues from the sales of vehicles.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Cost of revenues was $14.7 million for the nine months ended September 30, 2020, as compared to $1.2 million for the nine months ended September 30, 2019 an increase of $13.5 million. The increase in the cost of revenues was due to the change in the mix of revenues. Revenues recognized in the nine months ended September 30, 2020 arose from the sale of vehicles which have a significantly lower margin than the digital asset management services revenues recognized in the corresponding period of the prior year.

The majority of the cost associated with digital asset management services had already been incurred in 2018. In 2018, due to the uncertainty associated with the future economic benefits when such costs were incurred, the Company expensed those costs during 2018.

Gross profit (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Amount	%	September 30,	September 30,	Amount	%
	2020	2019	Change	Change	2020	2019	Change	Change
Electric vehicles	$646	$2,854	$(2,208)	(77)%	$964	$2,854	$(1,890)	(66)%
Combustion engine vehicles	39	—	39	n/m	39	—	39	n/m
Digital asset management services	—	—	—	n/m	—	40,233	(40,233)	n/m
Other	29	6	23	n/m	11	199	(188)	(94)
Total	$714	$2,860	$(2,146)	(75)%	$1,014	$43,286	$(42,272)	(98)%

Gross profit ratio

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Electric vehicles	7%	100%	10%	100%
Combustion engine vehicles	3%	—	1%	—
Digital asset management services	—	—	—	99
Other	6%	2%	1%	21%
Total	7%	92%	6%	97%

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Gross profit for the three months ended September 30, 2020 was $0.7 million, as compared to gross profit in the amount of $2.9 million during the same period in 2019. The gross profit ratio for the three months ended September 30, 2020 was 7%, while in 2019, it was 92%. The decrease was mainly due to digital asset management service revenue recognized in 2019 having higher gross margins than the gross margin in vehicles.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Gross profit for the nine months ended September 30, 2020 was $1.0 million, as compared to $43.3 million during the same period in 2019. The gross profit ratio for the nine months ended September 30, 2020 was 6%, while in 2019, it was 97%. The decrease was mainly due to the digital asset management service revenue recognized in 2019 having a higher gross margin than the gross margin on vehicles.

Selling, general and administrative expenses

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Selling, general and administrative expense for the three months ended September 30, 2020 was $7.6 million as compared to $7.8 million for the same period in 2019, a decrease of $0.1 million or 2.6%. The decrease was mainly due to

●	A decrease of $1.6 million in general operations expense (including reduced travel and entertainment expense due to Covid-19), partially offset by
●	An increase of $0.7 million in share-based compensation expense due to the new option grants; and
●	An increase of $0.9 million in salary and employee benefit expense due to the increase in number of sales staff employed in the the MEG business and increased headcount in the New York head office.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Selling, general and administrative expenses for the nine months ended September 30, 2020 was $20.2 million as compared to $18.4 million for the same period in 2019, an increase of $1.7 million or 9%. The majority of the increase was due to

●	An increase of $2.6 million in share-based compensation expense due to the new option grants;
●	An increase of $1.5 million in salary and employee benefit expense due to the increase in number of sales staff employed in the MEG business and increased headcount in the New York head office; and
●	A decrease of $2.3 million in general operations expense (including less travel and entertainment expense due to Covid-19),

Professional fees

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Professional fees are generally related to public company reporting and governance expenses as well as legal fees related to business transition and expansion. Professional fees for the three months ended September 30, 2020 were $4.0 million as compared to $1.4 million for the same period in 2019, an increase of $2.6 million. The increase was related to an increase in investor relations expense of $1.0 million, legal fees of $0.9 million including $0.5 million incurred responding to the Class Action lawsuits and related matters, consulting expenses of $0.7 million including $0.4 million related to a shared services agreement with SSSIG, a related party.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Professional fees for the nine months ended September 30, 2020 were $8.1 million as compared to $3.9 million for the same period in 2019, an increase of $4.2 million. The increase was related to an increase in investor relation expense of $1.4 million, legal fees of $1.4 million including $0.9 million incurred responding to the Class Action lawsuit, $0.5 million related to regulatory matters and $0.6 million related to general corporate advice reflecting the companies increased level of activity.

Research and Development Expense

Research and development expense for the three and nine months ended September 30, 2020 represents the fee paid for the EV technical development and design.

Impairment loss

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

In the third quarter of 2020, the Company recorded an impairment loss of $3.2 million related to Fintech Village assets after performing an impairment analysis. In the third quarter of 2019, $2.3 million of the impairment loss was related to four of the five existing buildings in Fintech Village which were expected to be demolished.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

For the nine months ended September 30, 2020, the Company recorded an impairment loss of $3.2 million related to Fintech Village assets because the Company decided not to continue the development of Fintech Village, an impairment loss of $1.0 million related to the DBOT right of use assets and $5.9 million related to the New York headquarters’ right of use assets, leasehold improvement and fixed assets because the Company decided to cease use the office and vacated the space subsequently. The Company also recorded an impairment loss of $0.3 million related to another current asset.  In the third quarter of 2019, $2.3 million of the impairment loss related to four of the five existing buildings in Fintech Village which were expected to be demolished.

Change in fair value of contingent consideration, net

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

The change in fair value of contingent consideration, net of $4.2 million represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

The change in fair value of contingent consideration, net of $2.9 million represents the remeasurement loss of $1.5 million of the contingent consideration payable to the former DBOT shareholder and remeasurement gain of $4.4 million of the contingent consideration payable to the Tree Technology shareholders.

Depreciation and amortization

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Depreciation and amortization for the three months ended September 30, 2020 was $0.7 million as compared to $0.8 million for the same period in 2019, a decrease of $0.1 million. The decrease was due to the decrease of amortization expense $0.3 million from the intangible assets that were impaired at 2019 year end, partially offset by the increase in amortization expense $0.2 million from intangible assets acquired in the fourth quarter of year 2019.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Depreciation and amortization for the nine months ended September 30, 2020 was $1.7 million as compared to $1.4 million for the same period in 2019, an increase of $0.2 million. The increase was mainly due to the increase in amortization expense $0.4 million from intangible assets acquired in the second half year of year 2019, partially offset by the decrease of amortization expense $0.2 million from the intangible assets impaired at 2019 year end.

Interest expense, net

The following table summarizes the breakdown of the interest expense (USD in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest, net	$289	$347	$887	$982
Amortization of debt discounts	1,725	292	13,174	973
Total	$2,014	$639	$14,061	$1,955

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Interest expense increased $1.4 million to $2.0 million for the three months ended September 30, 2020, from $0.6 million during the same period of 2019. The interest expense increase during 2020 was primarily due to the increased amortization of beneficial conversion features resulting from the down round financing provision adjustment in October 2019.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Interest expense increased $12.1 million to $14.0 million for the nine months ended September 30, 2020, from $2.0 million during the same period of 2019. The interest expense increase during 2020 was primarily due to the remaining unamortized beneficial conversion features recognized as interest expense immediately upon conversion of convertible notes to common stock, and the increased amortization of beneficial conversion features resulting from the down round provision adjustment in October 2019.

Equity in income (loss) of equity method investees

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Equity in income (loss) of equity method investees decreased $47,463 for the three months ended September 30, 2020 in comparison to the same period of 2019 as one of the entities had a slight foreign exchange gain.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Equity in income (loss) of equity method investees decreased $0.6 million for the nine months ended September 30, 2020 in comparison to the same period of 2019 as DBOT was an equity method investment until July 2019, at which date the Company increased its ownership and consolidated DBOT.

Conversion expense

Conversion expense for the three and nine months ended September 30, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from the related parties.

Other income (expense)

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Other income (expense) increased $5.4 million for the three months ended September 30, 2020 in comparison to the same period of 2019 mainly because the Company has reached agreement with landlord to terminate its New York City headquarters lease at 55 Broadway and recorded a gain of $4.9 million, and sublease income $0.2 million

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Other income (expense) increased $6.4 million for the nine months ended September 30, 2020 in comparison to the same period of 2019 mainly because of a gain of $4.9 million from the lease settlement of its New York City headquarters at 55 Broadway with landlord, a gain of $0.8 million from the DBOT lease settlement with landlord and sublease income $0.3 million.

Income tax expense

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

During the three months ended September 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

During the nine months ended September 30, 2020 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.5 million, $0.2 million resulting from losses of Grapevine Logic, Inc. offsetting deferred tax liabilities that were recognized on the acquisition of Grapevine and a $0.4 million reduction of the valuation allowance on Ideanomics’ deferred tax assets in excess of those reversed to offset Ideanomics’ income as discussed above.

Net loss attributable to non-controlling interest

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Net loss attributable to non-controlling interests was $0.4 million for the three months ended September 30, 2020 compared to net income of $1.4 million in 2019. The loss for the three months ended September 30 2020 is primarily due to net loss from our investments in entities formed and acquired in late 2019. The income for the three months ended September 30

2019 is primarily due to the taxis commission revenue recognized in an entity we have 51% ownership during the third quarter of 2019.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Net loss attributable to non-controlling interests was $0.7 million for the nine months ended September 30, 2020 compared to net income of $1.4 million in 2019. The  loss for the nine months ended September 30 2020 is primarily due to net loss from our investments in entities formed and acquired in late 2019. for the three months ended September 30 2020 is primarily due to the taxis commission revenue recognized in an entity we have 51% ownership during the third quarter of 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of $27.6 million. On that date, $20.4 million was held in the Company’s Hong Kong, U.S. Malaysia, and Singapore entities and $7.2 million which includes $0.2 million which was received in advance of a future investment, was held in the Company’s PRC entities. The  Company does not consider cash balances held in the PRC to be available for use outside of the PRC. The Company’s operations outside of the PRC will continue to be dependent upon access to debt and equity funding raised outside of the PRC. There is no guarantee that debt and equity funds will be available to the Company when they are required.

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

As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.2 million as of September 30, 2020, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% owned investment in an entity which is based in Singapore. This entity venture had cash of $0.6 million as of September 30, 2020. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.

The following table provides a summary of net cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net cash used in operating activities	$(21,918)	$(8,712)
Net cash used in investing activities	(486)	(1,738)
Net cash provided by financing activities	45,737	9,067
Effect of exchange rate changes on cash	1,639	(37)
Net increase/(decrease) in cash and cash equivalents	24,972	(1,420)
Cash and cash equivalents at beginning of period	2,633	3,106
Cash and cash equivalents at end of period	$27,605	$1,686

Operating Activities

Cash used in operating activities increased by $13.2 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to: (1) an decrease in operating results from net income of $12.9 million in the third quarter of 2019 to a net loss of $47.8 million, (2) total non-cash adjustments increase (decrease) to net income (loss) was $29.3 million and $(25.5) million for the nine months ended September 30, 2020 and 2019, respectively; and

(3) total changes in operating assets and liabilities resulted in an (decrease)increase of $(3.4) million and of $3.9 million in cash used in operating activities for the nine months ended September 30, 2020 and 2019, respectively.

Investing Activities

Cash used in investing activities was $0.5 million for the nine months ended September 30, 2020, which is primarily due to the Company entering into two notes receivable of $1.9 million and receipt one of the note repayments of $1.5 million for the nine months ended September 30, 2020. Cash used in investing activities was $1.7 million for the nine months ended September 30, 2019, which is primarily due to the payment of $1.8 million for Fintech Village, $0.9 million of long term investment payment, partially offset by the proceeds of $0.7 million from the disposal of the subsidiary.

Financing Activities

The Company received $39.1 million from the exercise of warrants and the issuance of common stock, $7.1 million from noncontrolling shareholders contribution, and $2.0 million from the issuance of convertible notes, and made repayment of $3.0 million to related parties for the nine months ended September 30, 2020. While in the same period in 2019, the Company received $4.8 million from the issuance of convertible notes, $2.5 million in proceeds in a private placement from the issuance of restricted shares and increased $1.8 million borrowings from the related party for the nine months ended September 30, 2019, to certain investors, including officers, directors and other affiliates.

The Company expects to continue to raise both equity and debt finance, if possible,  to support the Company’s investment plans and operations.

Effects of Inflation

Inflation and changing prices may have an effect on the business and management expects that inflation or changing prices could materially and adversely affect the business in the foreseeable future. Company management will closely monitor the price changes and make efforts to maintain effective cost control in operations.

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

Seasonality

The Company’s MEG division operates in the market for fleet sales of commercial EVs and the Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers, changes in government subsidy programs promoting the conversion to EV and government regulations relating to vehicle emission standards. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s MEG business unit is building out its network and has not generated sufficient orders to allow it to establish with any degree of certainty an expected pattern of seasonality. Additionally, as the PRC is the Company’s principal source of revenues we anticipate that revernues in the first and fourth quarters of the year will be  impacted by the Chinese New Year celebrations in the first quarter of the year and the annual National Day holidays in fourth quarter of the year.

OUTLOOK

The Company anticipates that its MEG business unit will be the largest contributor to revenues in 2020. The rate at which the MEG business unit grows is highly correlated with the development of financing structures for fleet purchases of commercial EVs, which is not assured, and the speed at which business in the PRC and the rest of Asia returns to pre COVID-19 levels.

The Company will continue to seek ways to deploy its DBOT Alternative Trading System (“ATS”) as a platform for the issuance of digital securities and tokens, trading of commodities and origination and distribution of private placements. The Company does not anticipate that DBOT will generate material amounts of revenue in 2020 while the Company continues to develop its plan to use DBOT for sale of digital securities and brokering of commodity products subject to obtaining the required regulatory approvals.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2020.

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

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2020.

IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)