Form 10-K
period 2020-12-31
IDEANOMICS, INC.
filed 2021-03-31
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 001-35561

IDEANOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, Suite 5116, New York, NY 10018

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

Yes ⌧      No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻      No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧      No ◻

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

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ⌧	Smaller Reporting Company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter as of the original date of this filing), the market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of shares as reported by Nasdaq) was approximately $388,199,635. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 419,314,800 shares of the registrant’s common stock outstanding as of March 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IDEANOMICS, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“CB Cayman” refers to our wholly-owned subsidiary China Broadband, Ltd., a Cayman Islands company;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
●	“FINRA” refers to the Financial Industry Regulatory Authority;
●	“HK SAR” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“Hua Cheng” refers to Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd., a PRC company that is 39% owned by Sinotop Beijing and is a 20% owner of Zhong Hai Media;
●	“Intelligenta” refers to the BDCG investment which was rebranded as Intelligenta;
●	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers;
●	“MEG” refers to Mobile Energy Global the subsidiary that holds all of the Company’s EV;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of the PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Sinotop Beijing” refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company controlled by YOD Hong Kong through contractual arrangements;
●	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
●	“U.S. Tax Reform” refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017;

ii

●	“VOD” refers to video on demand, which includes near video on demand (“NVOD,”) subscription video on demand (“SVOD,”) and transactional video on demand (“TVOD;”)
●	“WFOE” refers to Beijing China Broadband Network Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which we previously wholly owned and which was sold during the quarter ended March 31, 2014;
●	“YOD Hong Kong” refers to YOU On Demand (Asia) Limited, formerly Sinotop Group Limited, a Hong Kong company, which is wholly- owned by CB Cayman;
●	“YOD WFOE” refers to YOU On Demand (Beijing) Technology Co., Ltd., a PRC company and a “wholly foreign-owned enterprise,” which is wholly-owned by YOD Hong Kong; and
●	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Bruno Wu (“Dr. Wu”), the former Chairman of the Company.

iii

PART I

ITEM 1.BUSINESS

Overview

Ideanomics, Inc. (“Ideanomics” or the “Company”) (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, our primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the PRC, through our subsidiaries and variable interest entities (“VIEs”) under the brand name You-on-Demand (“YOD.”) We closed the YOD business during 2019.

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic components that the Company believed had significant potential to recognize benefits from blockchain and artificial intelligence (“AI”) technologies including enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018, the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. As we looked to deploy fintech solutions in late 2018 and into 2019, we identified a unique opportunity in the Chinese Electric Vehicle (“EV”) industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led us to establish our Mobile Energy Global (“MEG”) business unit. Fintech continues to be a sector of interest to us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to deploying blockchain and AI technologies.

Principal Products or Services and Their Markets

Overview

Ideanomics Mobility

Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the 3 key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)

Vehicles
Charging
Energy
Charging-as-a-Service
Vehicle-as-a-Service

Each operating company within Ideanomics Mobility offers its own unique products and participates in a shared services ecosystem fulfilling Ideanomics’ Sales-to-Financing-to-Charging (“S2F2C”) model, with centralized supply chain operations and marketing expertise designed to accelerate growth and business opportunities across the group.

The combination of products from within its subsidiaries and investments, coupled with Ideanomics Mobility’s shared services, will provide the Company with the opportunity to bring to market unique business solutions intended to drive commercial fleet electrification such as Charging-as-a-Service and Vehicle-as-a-Service. These solutions offer fleet operators an opportunity to benefit from an OpEx-driven model which lowers the barrier to entry for the adoption of zero emissions fleets.

The Company believes that the EV market is poised for rapid growth.  Bloomberg NEF estimates that global commercial EV sales will reach 1.2 million units in 2023. The global EV charging infrastructure market is expected to grow at a compound annual growth rate of 33.4% from 2021 to 2028 to $144.97 billion. President Biden’s administration is supportive of EV with a goal to achieve a 100% clean-energy economy and states such as California have accelerated timelines to phase out internal combustion engine (“ICE”) vehicles.

Ideanomics Mobility’s mission is to leverage its ecosystem of synergistic operating companies to generate efficiencies and increase business opportunities across the group. With a diverse commercial EV product offering, the company plans to use EV and EV battery sales and financing solutions to attract commercial fleet operators that will generate large scale demand for energy. The Company operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial EV. Ideanomics Mobility focuses on commercial EV rather than passenger personal EV, as commercial EV is on an accelerated adoption path when compared to consumer EV adoption – which is expected to take between ten to fifteen years. We focus on four distinct commercial vehicle types with supporting income streams: 1) Closed-area heavy commercial, in sectors such as Mining, Airports, and Sea Ports 2) Last-mile delivery light commercial 3) Buses and Coaches 4) Taxis. The vehicle financing solutions (such as purchase or leasing) would generate fee-based revenues whereas the charging and energy management would yield recurring revenue streams.

Ideanomics Mobility’s revenues are generated from its S2F2C operating model. The Company’s planned EV revenues will come from the sale of EVs under our Medici Motor Works and Treeletrik brands outside of the China and within China through our MEG operating units sale of other manufacturers vehicles and batteries.

The Company’s presence in the China market creates a deep knowledge of the logistics and supply chain for the manufacture of EVs, batteries and related components; this in turn enables the sourcing of high quality components at competitive prices for the Company’s operations outside of China.

Within the Ideanomics Mobility business unit there are four operating companies:

Mobile Energy Global (“MEG”)

The Company’s MEG business operates in China where government clean air regulations and subsidy programs provide a strong impetus for the adoption of commercial EV.  The Company competes in China using its S2F2C. Using this model the Company helps the customer find the best vehicle for its needs and earns fees for every completed sale; revenue is derived from the spread between group buying of vehicles and price sold, fees for the arrangement of financing, and payments from subsequent charging and energy management.

Tree Technologies Sdn. Bhd. (“Tree Technologies”)

Tree Technologies is headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region. Two-wheel bikes and scooters form a large part of the transport infrastructure in the ASEAN region; according to Deloitte Consulting, there were 13.7 million motor bikes sold in the six major ASEAN countries in 2019. Environmental regulations in the ASEAN region help accelerate the adoption of EV bikes. The Company has also started to import Treeletrik brand EV bikes into the United States.

Medici Motor Works

Medici Motor Works plans to sell its own brand vehicles in the United States, Latin America and Europe. Presently, the Company is working with manufacturers based in China to design and build trucks, buses and closed-area vehicles for mining, airports and seaports.

Solectrac, Inc. (“Solectrac”)

On October 21, 2020 the Company acquired 15%, and on November 23, 2020 the Company subsequently increased its ownership to 24% in California-based Solectrac, Inc.  Solectrac develops, assembles and distributes 100% battery-powered electric tractors—an alternative to diesel tractors—for agriculture and utility operations.

According to Research And Markets, the global agricultural tractor market is currently valued at $75 billion, with the North American agricultural tractor market expected to reach $20 billion by 2023. The largest segment for agricultural tractors is the below-40HP segment, where Solectrac's initial three models address the broad needs of the market. Its tractors are specifically designed to serve the needs of community-based farms, vineyards, orchards, equestrian arenas, greenhouses, and hobby farms.

Founded in 2012 to take electric tractors into commercial production, Solectrac was incorporated as a California Benefit Corp in 2019. It has received grants from the Indian U.S. Science and Technology Fund and the National Science Foundation. In 2020, Solectrac received the World Alliance Solar Impulse Efficient Solutions label from the Solar Impulse Foundation. The label was awarded for being one of the one thousand most efficient and profitable solutions that can transition society to being economically viable while being environmentally sustainable.

Recent Developments Since December 31, 2020

Since December 31, 2020 the Company has completed a number of transactions that have expanded the scope of the Company’s EV activities.

WAVE

On January 15, 2021 acquired 100% of privately held Wireless Advanced Vehicle Electrification, Inc. ("WAVE.")

Founded in 2011, and headquartered in Salt Lake City, Utah, WAVE is a leading provider of inductive (wireless) charging solutions for medium and heavy-duty EVs. Embedded in roadways and depot facilities, the WAVE system automatically charges vehicles during scheduled stops. The hands-free WAVE system eliminates battery range limitations and enables fleets to achieve driving ranges that match that of internal combustion engines.

Deployed since 2012, WAVE has demonstrated the capability to develop and integrate high-power charging systems into heavy-duty EVs from leading commercial EV manufacturers. With commercially available wireless charging systems up to 250kW and higher power systems in development, WAVE provides custom fleet solutions for mass transit, logistics, airport and campus shuttles, drayage fleets, and off-road vehicles at ports and industrial sites.

Wireless charging systems offer several compelling benefits over plug-in-based charging systems, including reduced maintenance, improved health and safety, and expedited energy connection and are important to the deployment of autonomous driving vehicles. Furthermore, wireless in-route charging enables greater route lengths or smaller batteries while also maintaining battery life, thereby reducing costs for fleet operators. WAVE customers include what is currently the largest EV bus system in the U.S., the Antelope Valley Transit Authority, and its partnerships include Kenworth, Gillig, BYD, Complete Coach Works and the Department of Energy.

Energica Motor Company, S.P.A. (“Energica”)

On March 3, 2021 the Company purchased 20% of Energica, the world's leading manufacturer of high-performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica has combined zero emission EV technology with the pedigree of high-performance mobility synonymous with Italy’s Motor Valley to create a range of exceptional products for the high-performance motorcycle market. To support its products, it has developed proprietary EV battery and DC fast-charging in-house that has applications and synergies with Ideanomics’ broader interests in the global EV sector.

Silk EV Cayman LP (“Silk”)

On January 28, 2021, the Company invested $15.0 million in Silk EV via a promissory note.  Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (Silk-FAW) to produce fully electric, luxury vehicles for the Chinese and Global auto markets. Silk-FAW has exclusive rights to develop Hongqi-S brand high-end electric sports cars. The Hongqi brand is the most well-known luxury auto brand in China. Silk-FAW vehicles are being designed in Italy’s Motor Valley and is attracting talent from the luxury and high-performance auto market.  Partnering with Silk provides access to Silk-FAW’s Innovation Centers providing us insight into technological advancements and all best-in-breed technology evaluated at those centers to support the development of high-performance sportscars (battery tech, power management systems, high performance motors.)

Ideanomics Capital

Ideanomics Capital is the Company's fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

Technology Metals Market Limited (“TM2”)

TM2 is a London based digital commodities issuance and trading platform for technology metals. It connects institutional investors, proprietary traders and retail investors with metals suppliers – miners, refiners, recyclers and mints. The platform focuses specifically on new metals that currently don’t have an active trading marketplace, such as rhodium, lithium, cobalt, rhenium, etc. The Company’s ownership interest in TM2 provides valuable data and insight into the global technology metals market, which is critical to the future of the Cleantech and EV industries. TM2 connects both pillars of Cleantech and Fintech. The types of metals and materials traded on the TM2 platform are critical to Cleantech (for EV battery production, energy storage systems, solar cells, etc.,) while the Fintech platform is innovative in representing these commodities which do not exist on traditional exchanges.

On January 28, 2021, the Company entered into a simple agreement for future equity with TM2 pursuant to which Ideanomics invested $2.1 million. This investment is a follow-on investment further the Company’s prior investment of $1.2 million in stock-based consideration in December 2019.

Delaware Board of Trade (“DBOT”)

The Delaware Board of Trade (“DBOT”) is a broker dealer that also operates an Alternative Trading System (“ATS,”) presently DBOT is not trading; the business remains in full regulatory compliance. Recent developments have pointed to increased recognition of digital securities’ relevance in regulated global capital markets. As well, regulatory easing of certain restrictions such as the threshold for private securities (Reg A+), along with good demand for products such as pre-IPO issuance, provide good tailwind for the broker dealers business.  The Company has filed a continuing membership application for private placement activities in the primary markets. The Company believes that growing demand for private placements, along with increased attention in digital securities, provide a favorable environment for DBOT’s future growth.

Timios

On January 8, 2021 the Company acquired 100% of privately-held Timios Holdings Corp. ("Timios.") Timios, a nationwide title and escrow services provider, which has been expanding in recent years through offering innovative and freedom-of-choice-friendly solutions for real estate transactions. The products include residential and commercial title insurance, closing and settlement services, as well as specialized offerings for the mortgage process industry.

Ideanomics expects that Timios will become one of the cornerstones of Ideanomics Capital. Timios combines difficult to obtain local and state licenses, a knowledgeable and experienced team, and a scalable platform to deliver best-in-class services through both centralized processing and localized branch networks. Ideanomics will assist Timios in scaling its business in various ways, including referring client acquisitions and product innovation.

Founded in 2008 by real estate industry veteran Trevor Stoffer, Timios' vision is to bring transparency to real estate transactions. The company offers title and settlement, appraisal management, and real-estate-owned (“REO”) title and closing services in 44 states and currently serves more than 280 national and regional clients.

Non-Core Assets

The Company has identified a number of business units that it considers non-core and is evaluating strategies for divesting these assets. The non-core assets are Grapevine, a marketing and ecommerce platform focused on influencer marketing, and FinTech Village a 58-acre development site in West Hartford, Connecticut.

On January 28, 2021, the Company’s Board of Directors accepted an offer of $2.75 million for Fintech Village, and subsequently signed a non-binding sale contract on March 15, 2021.  The Company believes that Fintech Village met the criteria for held for sale classification on January 28, 2021.

Sources and Availability of Raw Materials

The Company’s Tree Technologies business located in Malaysia and its WAVE business located in Utah, United States, (acquired in the first quarter of 2021 – see Recent Developments section) assemble and manufacture motor bikes and inductive charging systems respectively. These businesses depend on a ready supply of components that are sourced domestically and internationally and any interruption to the supply of components could have an adverse impact on the Company’s results. The Company’s suppliers that manufacture EVs and batteries depend on a ready supply of raw materials and components, consequently a shortage of raw materials or components could adversely impact their manufacturing process and, potentially, impact the Company’s revenues as it may not be able to complete orders that it had received.  The Company may also be adversely impacted if global logistic and supply chains are interrupted.

Seasonality

The Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s operating businesses are in the early stage of their development and consequently do not have sufficient trading histories to project seasonal buying patterns with any degree of confidence.

Working Capital Requirements

As the Company expands its business the need for working capital will continue to grow.  From time to time the Company’s MEG operating division in China has the opportunity to purchase a large number of vehicles at a favorable price, the terms of the purchase contract frequently require the Company to pay some or all of the cost in advance of the delivery of the vehicles with the resultant need to commit material amounts of working capital.  The Company’s Tree Technologies subsidiary requires working capital to support the assembly of EV motor bikes and scooters for the ASEAN market. The Company acquired WAVE and Solectrac in the first quarter of 2021 (see the Recent Developments section), both of these businesses will require working capital to fund the purchase of components for the assembly of wireless charging systems and electric tractors, respectively. The Company will continue to raise both debt and equity capital to support the working capital needs of these businesses and its U.S. Head Office functions.

Trade marks, Patents and Licenses

The Company’s Intelligenta business operates under a license granted by Seasail Ventures Limited (“Seasail.”) The license does not have a stated term.

Customer Concentration

The Company is in the process of building out its Ideanomics Mobility unit and has not yet reached a stage of development where the loss of any single customer would have a material adverse effect on the Company.

Reliance on Government Contracts

The Company does not contract directly with the government of the PRC, however it does have investments, partnerships and agreements with the State Own Entities (“SOE”) described above. Additionally, the rate at which commercial fleets convert to EV is heavily influenced by federal and provincial policies in the PRC as they relate to clean air and adoption of EV technology. Consequently, the Company’s results may be adversely impacted by changes in regulations in the PRC.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

Ideanomics Mobility

Purchasers of commercial vehicles have the choice between traditional ICE vehicles and EVs and this is likely to continue for at least the next five years and possibly longer. The most important drivers for the development of the commercial fleet EV market are federal and provincial regulations relating to clean air and electronic vehicles including subsidies and incentives to help owners of fleets of commercial vehicles to convert from combustion engines to EV. The speed at which fleet operators convert to EV is highly correlated with government regulations, targets and related subsidies and incentives. If the governments, or municipalities, change the regulations, targets, incentives or subsidies then the rate at which fleet operators convert their vehicles to EV could slow down which in turn may lead to lower revenues for the Company. Additionally, the rate, and form in which, the commercial fleet EV market develops is dependent upon technological developments in battery and charging systems; deployment of the charging infrastructure to support widespread commercial EV use and the development of new financing and lending structures that address the different collateral and resale values of the battery and vehicle versus internal combustion engine vehicles.

In addition to its directly owned operations the Company operates through a network of investment arrangements, partnerships and formal and informal alliances; consequently, its competitive position could be adversely impacted if one of the members of the alliance was not able to meet the demand for its products, decides not to continue to cooperate with the Company, or goes out of business.

Ideanomics Capital

The Company’s Ideanomics Capital business unit operates in sectors that are undergoing rapid change.

DBOT is a broker dealer that also operates an ATS. In April 2020 the Company ceased trading OTC equities, terminated the employees assigned to DBOT and the services needed to operate the business. The Company has continued to maintain DBOT’s regulatory licenses and required regulatory capital. The Company has applied for regulatory approval to broker digital securities and tokens, this is a nascent market which the Company believes has good long term potential.

Corporate Structure

The following chart depicts our corporate structure as of December 31, 2020:

Ideanomics, Inc. (US Nevada)
51%
Tree Technologies Sdn. Bhd.(Malaysia)
100%
Medici Motor Works Holdings Inc. (US)
100%
Medici Motor Works Inc. (US)
100%
Grapevine Logic, Inc. (US)
60%
Intelligenta Ltd.(US)
100%
Mobile Energy Global Limited (Cayman)
100%
Fintech Village LLC (USA)
99%
Delaware Board of Trade Holdings, Inc.(USA)
100% (1)
Medici Operation Limited (HK)
100%
Mobile Energy Operation Group Limited (BVI
51%
Seven Stars Energy Ptd. Ltd. (Singapore)
100% (2)
Beijing Medici New Energy Automobile Co., Ltd.(PRC)
100%
Qingdao Medici New Energy Automobile Co., Ltd. (PRC).
100%
You on Demand (Beijing) Technology Co., Ltd. (PRC)
100% (3)
MEG Technology Services Group Limited (HK)
90%
Qingdao Chengyang Medici New Energy Automobile Co., Ltd.(PRC)
90%
Ordos Yuanke Technology Development Co., Ltd. (PRC)
100%
Qingdao Medici New Energy Service Co., Ltd. (PRC)
100%
M.Y. Products Global Limited (BVI)
100%
M.Y. Products Global Holding Limited (BVI)
100%(4)
Shanghai Ainengju Investment Management Consulting Co., Ltd.(PRC)
51%
Qingdao Ainengju Auto Trading Market Co., Ltd. (PRC)
51%
Shanghai Wecast Supply Chain Management Co., Ltd.(PRC)
100%
Guizhou Wide Angle Holdings Co., Ltd.(PRC)
50.1%
Shanghai YiYouKong New Energy Development Co., Ltd (PRC)
100%
Qingdao Ainengju Energy Service Co., Ltd.(PRC)
100%
M.Y. Products, LLC (US)
95%
Qinglong Wide Angle New Media Co., Ltd.(PRC)

(1)	In 2020, the Company renamed You On Demand (Asia) Limited to Medici Operation Limited.
(2)	In 2020, the Company renamed You On Demand (Beijing) Information Consulting Co., Limited. to Beijing Medici New Energy Automobile Co,, Ltd.

(3)	In 2020, the Company renamed Wecast Services Group Limited to MEG Technology Services Group Limited.
(4)	In 2020, the Company renamed Shanghai Boqu Investment Management Consulting Co., Ltd. to Shanghai Ainengju Investment Management Consulting Co., Ltd.

VIE Structure and Arrangements

The Company consolidated certain VIEs located in the PRC in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in the consolidated financial statements for the year ended December 31, 2019. A shareholder in one of the VIEs is the spouse of Bruno Wu (“Dr. Wu,”) the former Chairman of the Company.

Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for further information.

The contractual agreements listed below, which collectively granted the Company the power to direct the VIEs activities that most significantly affected their economic performance, as well to cause the Company to have the obligation to absorb or right to receive the majority of their losses or benefits, were terminated by all parties on December 31, 2019. As a result, the Company deconsolidated the VIEs as of December 31, 2019. The deconsolidation resulted in a net loss of $2.0 million recorded in “Gain (loss) on disposal of subsidiaries, net” in the consolidated statements of operations, and a statutory income tax of $0.2 million in the year ended December 31, 2019.

For these consolidated VIEs, their assets were not available to the Company and their creditors did not have recourse to the Company. Prior to December 31, 2019, in order to operate certain legacy business in the PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs. These contractual agreements were initially set to expire in March 2030 and April 2036, respectively, and could not be terminated by the VIEs, except with the consent of, or a material breach, by the Company. A shareholder in one of the VIEs is the spouse of Dr. Wu, the former Chairman of the Company.

The key terms of the VIE Agreements are summarized as follows:

●	Equity Pledge Agreement - The VIEs’ shareholders pledged all of their equity interests in the VIEs to a wholly-owned subsidiary of the Company in the PRC;
●	Call Option Agreement - The VIEs’ shareholders granted an exclusive option to a wholly-owned subsidiary of the Company in the PRC, or its designee, to purchase all or any portion of the VIEs’ Shareholders’ equity in the VIEs;
●	Power of Attorney - The VIEs’ shareholders granted to a wholly-owned subsidiary of the Company in the PRC the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of VIEs;
●	Technical Service Agreement – A wholly-owned subsidiary of the Company in the PRC had the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIEs, and the VIEs were required to take all commercially reasonable efforts to permit and facilitate the provision of the services;
●	Spousal Consent - The spouses of the VIEs’ shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement;
●	Letter of Indemnification – A wholly-owned subsidiary of the Company in the PRC agreed to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law;

●	Management Services Agreement - In addition to agreements described above, another of the Company’s wholly-owned subsidiaries entered into a Management Services Agreement with each VIE. Pursuant to such Management Services Agreement, the wholly-owned subsidiary had the exclusive right to provide to the VIE management, financial and other services related to the operation of the VIE’s business, and the VIE was required to take all commercially reasonable efforts to permit and facilitate the provision of the services by the subsidiary. In addition, at the sole discretion of the subsidiary, the VIE was obligated to transfer to the subsidiary, or its designee, any part or all of the business, personnel, assets and operations of the VIE which could be lawfully conducted, employed, owned or operated by the subsidiary; and
●	Loan Agreement - Pursuant to the Loan Agreement dated April 5, 2016, a wholly-owned subsidiary of the Company in the PRC agreed to lend RMB 19.8 million and RMB 0.2 million, respectively, to the VIEs’ Shareholders, one of whom is the spouse of Dr. Wu, the Company’s former Chairman. The termination of the Loan Agreement resulted in a loss of $5.1 million in the year ended December 31, 2019.

Our Unconsolidated Equity Investments

We hold a 34.0% ownership interest in Glory, which through its subsidiary Tree Manufacturing, holds a domestic EV manufacturing license in Malaysia. Tree Manufacturing had entered into a product supply and a product distribution arrangement for EVs with Tree Technologies, a consolidated subsidiary of the Company.

In 2018, we signed an investment agreement to establish Intelligenta for providing services for financial or energy industries by utilizing AI and big data technology in the United States.  We hold a 60.0% ownership interest and Seasail holds 40% of Intelligenta.

On October 22, 2020, the Company acquired 1.4 million common shares, representing 15.0% of the total common shares outstanding, of Solectrac for a purchase price of $0.91 per share, for total consideration of $1.3 million.  On November 19, 2020, Ideanomics acquired an additional 1.3 million shares of common stock for $1.00 per share, for a subsequent investment of $1.3 million.  With this subsequent investment, Ideanomics owned 2.7 million common shares out of a total number of issued and outstanding common shares of 10.2 million after the transaction, or 27.0%.

Solectrac develops, assembles and distributes 100% battery-powered electric tractors-an alternative to diesel tractors-for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy.

Our investments in Glory, BDCG and Solectrac, where we may exercise significant influence, but not control, are classified as a long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for our share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that we do not guarantee the investee’s obligations or we are committed to provide additional funding.

In the years ended December 31, 2020 and 2019, the Company recorded impairment losses with respect to its equity method investments of $16.6 million and $13.1 million, respectively.

Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for further information.

Our Competition

Ideanomics Mobility Business Unit

The Company’s EV business operates in the market for fleet commercial vehicles, this market is still in its development stage. The Company could face competition from other companies that develop and operate a similar integrated platform for the procurement, purchase, financing, charging and energy management needs of fleet EV operators. The Company could also face competition from companies that only operate in one part of the vehicle purchase and operation cycle, for example, an EV vehicle or battery manufacturer may sell directly to EV fleet operators while also participating in the platform operated by the Company’s MEG business.

Other

Grapevine competes in the consumer marketing sector and specializes in designing and managing “influencer” led social media campaigns for brands and advertising agencies that do not have a capability to manage influencer marketing campaigns directly. This is a very competitive sector with multiple competitors.

Revenue Recognition

The Company records and reports revenues in accordance with generally accepted accounting principles in the U.S., particularly ASC 606,  Revenue from Contracts with Customers which provides guidance on how revenues should be reported and the timing of when revenues should be reported. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis, the Company’s contracts are typically with large enterprises and consequently are heavily negotiated as to the services to be provided; consequently the accounting treatment for the reporting of revenues may vary materially between contracts including whether the revenue is reported on a Principal (Gross) or Agent (Net) basis.

Regulation

General Regulation of Businesses in the PRC

We are required to obtain government approval from or filing with the Ministry of Commerce of the PRC (“MOFCOM”) and/or other government agencies in the PRC for transactions, such as our acquisition or disposition of business entities in the PRC. Additionally, foreign ownership of certain business and assets in the PRC is not permitted without specific government approval.

Investment activities in the PRC by foreign investors are principally governed by the Special Administrative Measures for Access of Foreign Investment (Negative List) ("Negative List") and the Catalogue of Industries for Encouraged Foreign Investment ("Encouraged Foreign Investment Catalogue," together with the Negative List, the "Catalogue,") which was promulgated and is amended from time to time by the MOFCOM and the National Development and Reform Commission. The Catalogue sets forth the industries in which foreign investments are encouraged, restricted, or prohibited. Industries that are not listed in any of the above three categories are permitted areas for foreign investments and are generally open to foreign investment unless specifically restricted by other PRC regulations. Establishment of wholly foreign owned enterprises is generally allowed in encouraged and permitted industries. Foreign investors are not allowed to invest in industries in the prohibited category.

Under PRC law, the establishment of a wholly foreign owned enterprise is subject to the approval of or filing with the MOFCOM or its local counterparts and the wholly foreign owned enterprise must register with the competent administration for market regulation. Our significant PRC subsidiaries have duly obtained all material approvals required for their business operations.

In addition, the transportation sector is subject to regulation at the central and provincial level. The PRC government may issue from time to time new laws or new interpretations on existing laws, some of which are not published on a timely basis or may have retroactive effect. Administrative and court proceedings in the PRC may also be protracted, resulting in substantial costs and diversion of resources and management attention.. Regulatory risk also encompasses the interpretation by the tax authorities of current tax laws, and our legal structure and scope of operations in the PRC, which could be subject to further restrictions resulting in limitations on our ability to conduct business in the PRC.

Chinese regulations will also significantly impact our MEG business unit. For example, in September 2017, reports were published that the PRC may begin prohibiting the practice of using digital assets for capital fundraising. In 2018, reports surfaced that the PRC had banned local digital asset exchanges from operating within the country. On January 10, 2019, the Cyberspace Administration of China passed the Administrative Provisions on Blockchain Information Services (“Provisions on Blockchain,”) which took effect on February 19, 2019. The Provisions on Blockchain clarify terms of the scope of blockchain information services, the filing process for blockchain information services, the responsibilities for blockchain information service providers, and the consequences of violations. Until there is greater regulatory clarity and acceptance of digital token and blockchain-based financial products in the PRC, we may not be able to provide services under our MEG business unit in the PRC.

Taxation

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax law (“EIT Law,”) and on November 28, 2007, the State Council of China passed its implementing rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax (“EIT”) rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”) unless they qualify under certain limited exceptions. In addition, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Part I—Item 1A—“Risk Factors—Risks Related to Doing Business in the PRC- Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in dividends payable to our foreign investor and gains on sale of our common stock by our foreign investors may become subject to PRC taxation.”

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange (“SAFE,”) by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be registered or filed with by certain government authorities. These limitations could affect our PRC operating entities’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

PRC regulations restrict the ability of our PRC entities to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC entities only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with generally accepted accounting principles in the PRC to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates (“Notice 112,”) which was issued on January 29, 2008, dividends from our PRC operating subsidiaries paid to us through our entities will be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

We intend to reinvest profits, if any, and do not intend on making cash distributions of dividends in the near future.

Regulation Regarding our Fintech Businesses

Securities and Commodities Laws

In order for a securities exchange to operate, it must register as a broker-dealer with the SEC, and become a member of FINRA. Depending on a securities exchange’s activities, it may be required to also register as a broker dealer on the state level. DBOT is a registered broker dealer with an ATS.  Depending upon the jurisdiction, we may also be required to comply with laws applicable to securities exchanges.

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

Environmental Disclosures

As part of the acquisition of the Fintech Village property (see Part I—Item 2—“Properties,”) we agreed to assume responsibility for completing environmental remediation, previously initiated by the prior owner, relating to the cleanup of asbestos and polychlorinated biphenyls (“PCBs”) from building materials on the property and any contamination of soil and groundwater on the land, an existing condition cited by the Department of Energy and Environmental Protection for the State of Connecticut (“DEEP.”) We were required, as part of the purchase of the land, to post an $8.0 million surety bond, the approximate cost of previous remediation costs. The surety bond will serve either serve as collateral to the state if we do not complete the environmental remediation to state and federal requirements or be returned to us in full if remediation efforts are successful and completed.

On January 28, 2021, the Company’s Board of Directors accepted an offer of $2.75 million for Fintech Village, and subsequently signed a non-binding sale contract on March 15, 2021. The Company  is required to remove or renovate the contaminated buildings on the property. If we elect to sell, transfer or change the use of the facility, additional environmental testing may be required. We cannot assure that we will not discover further environmental contamination, that any planned timeline for remediation will not be delayed, that we would not be required by DEEP or the EPA to incur significant expenditures for environmental remediation in the future.

Human Capital Management

Human Capital Resources

As of December 31, 2020, we had more than 110 employees in four countries. Within this total, 100% of the employee base is comprised of full-time employees and 32.4% are in the United States.

We are an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing them with an opportunity to participate in our success. By cultivating a dynamic mix of people and ideas, we enrich our businesses’ performance, the experience of an increasingly diverse employee base, and our communities’ engagement.

Human Capital Measures and Objectives

In operating our businesses, human capital measures and objectives are critical drivers of revenues and margins. We continually work to expand service offerings and geographies and seek to manage human capital resources to maximize profitability in the face of shifting client demands.

Our human capital measures and objectives include revenue per employee and profit per employee. The Company is transforming itself and in a phase of rapid growth, consequently these measures may not be comparable between time periods or may be distorted by a change in the nature of our business.

We continue to invest in the business by adding talented professionals across all of our businesses and functional areas. In 2020, we hired approximately 50 new employees.

Human Capital and Social Policies and Practices

We are committed to our people and the communities we serve, investing in our employees' long-term development and engagement by delivering training, programs and a culture where our people can thrive. We are committed to equal opportunity, diversity and other policies and practices, and an abiding pledge to community service and charity. We take seriously the health, safety and welfare of our employees, clients, vendors and the broader communities in which we operate and are taking extraordinary measures in light of the current COVID-19 pandemic.

Environmental, Social and Governance (“ESG”) / Sustainability Information

To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to our website at www.ideanomics.com for further information. You may also find our Corporate Governance Guidelines, the charters of the committees of our Board of Directors. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

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

ITEM 1A.RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS AND STRATEGY

We expect to require additional financing in the future to meet our business requirements. Such capital raising may be costly, difficult or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests.

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

We are in the process of transforming our business model to develop a platform for the procurement, purchase, and financing of vehicles, charging and energy solutions  for commercial fleets of Electric Vehicles. In connection with this transformation, we are in the process of considerable changes, including initiatives to assemble a new management team, reconfigure the business structure, and expand our mission and business lines. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support the business. This includes having or hiring the right talent to execute our business strategy, and building a team with the technological capability and know-how to build the products and provide the services we envision. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

Even if we implement our plan in accordance with our expectations, our assumptions regarding costs and growth of revenue may differ substantially from reality. Furthermore, even if the anticipated benefits and savings are realized in part, there may be consequences, internal control issues, or business impacts that were not expected. Additionally, as a result of our restructuring efforts in connection with our business transformation plan, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating activities and growing our business. If we fail to achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. Such transformations may lead to a significant fluctuation in operating results and they may vary materially from market expectations.

The success of the Company’s efforts to develop its Ideanomics Mobility business unit is highly dependent upon suitable financing structures being developed.

The market for commercial fleets of EVs is in the early stage of development and provides unique challenges to fleet owners trying to finance the purchase of fleets of EV and the related charging, storage and battery infrastructure. Unlike vehicles powered by Internal Combustion Engines, the power source in an EV, the battery, can be separated from the vehicle which creates unique challenges for lenders in valuing the collateral for any loan. Additionally, the market for commercial EVs is very new and consequently there is no reliable history of resale values to support lending decisions. Large scale adoption of EVs will require a range of borrowing options and loan types to be available to fund purchases and leasing of EV similar to those that currently exist to finance the purchasing and leasing of traditional internal combustion engine vehicles. Additionally, in some of the Company’s target markets there is no well developed market for lending to private enterprises and this may further slow down the adoption of EVs. The Company is working with banks and insurance companies to create lending structures and pools of capital that can be used to finance fleet purchases of commercial EVs. Even if the Company can create the necessary pools of capital and lending structures there is no guarantee that any regulatory approvals required for these new structures will be obtained. If the Company is not able to develop a solution for the funding of fleet purchases of EVs and related charging and battery infrastructure then the Company’s Ideanomics Mobility business may not be successful and generate minimal revenues and incur substantial losses.

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

To accommodate any such growth and compete effectively, we will need to obtain additional funding for working capital and to improve develop supply chain and logistics capabilities, information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

The success of our business is dependent on our ability to hire and retain key employees with the specialists skills that we need for our business.

We depend on the services of our key employees. Our success will largely depend on our ability to hire and retain these key employees and to attract and retain qualified senior and middle level managers to our management team.

We have recruited executives and management both in the United States and the in our operations outside of the United States to assist in our ability to manage the business and to recruit and oversee employees. While we believe we offer compensation packages that are consistent with market practice, we cannot be certain that we will be able to hire and retain sufficient personnel to support our business. The loss of any of our key employees, or failure to find a suitable successor, would significantly harm our business. Our future success will also depend on our ability to identify, hire, develop and retain skilled key employees. We do not maintain key person life insurance on any of our employees. Future sales or acquisitions by us may also cause uncertainty among our current employees and employees of an acquired entity, which could lead to the departure of key employees. Such departures could have an adverse impact on our business and the anticipated benefits of a sale or acquisition.

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

Our international sales and operations are subject to a number of risks, including:

●	local economic and political conditions, including sanctions and other regulatory actions that prohibit sales to, or purchases from, countries and legal entities that are within the scope of the sanction. Government regulations, both federal and municipal, that may restrict the available market for our products and services through the requirement for a minimum value of local produced content, or restrict the availability of subsidies for products that do not meet designated value for local produced content, e.g. the Buy America program;
●	government regulation and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;
●	restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of IP rights;
●	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
●	limited technology infrastructure;
●	environmental and health and safety liabilities and expenditures relating to the disposal and remediation of hazardous substances into the air, water and ground;
●	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
●	increased risk over the ability to collect accounts receivable and other amounts owed to the Company due the limited credit checking information available in some of the countries we operate in and possible difficulties to pursue legal action to collect amounts owed to us;
●	laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
●	geopolitical events, including war and terrorism.

We may face challenges in expanding our international and cross-border businesses and operations.

As we expand our international and cross-border businesses into an increasing number of international markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which we may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our international and cross-border businesses will also expose us to risks inherent in operating businesses globally, including:

●	inability to recruit international and local talent and challenges in replicating or adapting our Company policies and procedures to different local and regional operating environments;
●	lack of acceptance of our product and service offerings;
●	challenges and increased expenses associated with staffing and managing international and cross-border operations and managing an organization spread over multiple jurisdictions;
●	trade barriers, such as import and export restrictions, customs duties and other taxes, competition law regimes and other trade restrictions, as well as other protectionist policies;
●	differing and potentially adverse tax consequences;
●	increased and conflicting regulatory compliance requirements;
●	challenges caused by distance, language and cultural differences;
●	increased costs to protect the security and stability of our information technology systems, IP and personal data, including compliance costs related to data localization laws;
●	availability and reliability of international and cross-border payment systems and logistics infrastructure;
●	exchange rate fluctuations; and
●	political instability and general economic or political conditions in particular countries or regions.

As we acquire, dispose of or restructure our businesses, product lines, and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance.

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

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. The global coronavirus pandemic had a significant impact on global commerce. Similar potential disruptions may occur in any of the locations in which we, our counterparties or our customers do business. We continue to assess the potential impact on our counterparties and customers of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects.

If we fail to develop and maintain effective disclosure controls and an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and market price of our shares may be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems and will continue to do so for the foreseeable future. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act,”) which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

We are currently, and may in the future be, subject to substantial litigation, investigations and proceedings that could cause us to incur significant legal expenses and result in harm to our business.

The Company and certain of its former officers and directors are defendants in a purported class action captioned Rudani v. Ideanomics, Inc., et al, pending in the United States District Court for the Southern District of New York against the Company.   The Amended Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934.  Among other things, the Amended Complaint alleges purported misstatements made by the Company in 2017 and 2018.  The Company and certain of its current and former officers and directors are also defendants in a consolidated purported securities class action captioned In Re Ideanomics, Inc. Securities Litigation, pending in the United States District Court for the Southern District of New York, which alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division.  The Company is also a nominal defendant, and certain of its former officers and directors are named as defendants, in a consolidated shareholder derivative action pending in the United States District Court for the Southern District of New York, captioned In re Ideanomics, Inc. Derivative Litigation which alleges violations of violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company. The Company is also a nominal defendant, and certain of its former officers and directors are named as defendants, in a shareholder derivative action pending in the United States District Court for the District of Nevada, captioned Zare v. Wu, et al., 20-cv-608, which alleges breach of fiduciary duties, gross mismanagement, and contribution against certain defendants under Section 10(b) and 21D of the Securities Exchange Act of 1934. While the Company believes that these lawsuits are without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations.  There is currently a mediation scheduled for April 2021 for all of the pending actions that have been filed and discussed above.

As reported previously, the Company is subject to an investigation by the SEC and has responded to various information requests and subpoenas from the SEC. The Company is fully cooperating with the SEC’s requests, and cannot predict the outcome of this investigation.

We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government investigations and enforcement actions. In addition, we are obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings. Further, volatility in our stock price may also make us vulnerable to future class action litigation.  Any adverse judgment in or settlement of any pending or any future litigation or investigation could result in payments, fines and penalties that could adversely affect our business, results of operations and financial condition. Regardless of the merits of the claims and the outcome, legal proceedings have resulted in, and may continue to result in, significant legal fees and expenses, diversion of management’s time and other resources, and adverse publicity. Such proceedings could also adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR IDEANOMICS MOBILITY BUSINESS UNIT

We experience significant competitive pressure in the Ideanomics Mobility business unit, which may negatively impact our business, financial condition, and results of operations.

The Company’s Ideanomics Mobility business unit is operating in the fleet commercial EV market globally. The commercial EV market is still in its development stage and the rate at which the operators of fleets of commercial vehicles replace their internal combustion engine (ICE) vehicles with EV is very dependent upon (i) environmental and clean air regulations that mandate conversion to EV, (ii) the subsidies that government bodies make available to cover the cost of conversion and (iii) the availability of financing to cover some or all of the cost of conversion, (iv) regulations governing the amount of locally manufactured content required in vehicles sold in a particular market, (v) the availability of charging and battery swap infrastructure, (vi) the rate at which EV technologies evolve.

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

Converting fleets to EV is very capital intensive and most operators require substantial amounts of funding in the form of government and municipal subsidies and bank financing. The amount and form of subsidies are subject to change from time to time as government bodies adjust subsidies to influence consumer behavior. The mechanisms for financing of EV are still being developed and large scale conversion from internal combustion engines to EV is highly dependent upon the amount and terms of financing available for the conversion to EV.

We currently have limited intellectual property rights related to our Ideanomics Mobility business unit, and primarily rely on third parties through agreements with them to conduct research and development activities and protect proprietary information.

Although we believe our success will depend in part on our ability to acquire, invest in or develop proprietary technology to effectively compete with our competitors, we currently have, and for the foreseeable future will have, limited direct IP rights related to our new Ideanomics Mobility business unit. The IP relevant to the products and services we plan to provide is held primarily by third-parties, including our strategic partners. Accordingly, we will rely on these third parties for research and development activities, which will present certain risks. For example, we will have limited control over the research and development activities of the business of our partners, and may require licenses from these third parties if we wish to develop products directly. If these businesses are unable to effectively maintain a competitive edge relative to the market with their technologies and IP, it may adversely affect our business and financial position.

Our reliance on third parties also presents risks related to ownership, use and protection of proprietary information. We are required to rely on the terms of the related agreements, including the partnership agreements to protect our interests, as well as our investments and partners’ trade secret protections, non-disclosure agreements, and invention assignment agreements to protect confidential and proprietary information. If the IP and other confidential information of our investments and strategic partners are not adequately protected, competitors may be able to use their proprietary technologies and information, thereby eroding any competitive advantages that IP provides to us.

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

Our business operations have a material dependency on the PRC for both revenues generated with the PRC and as a source of finished products and components for our global operations. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the degree of government involvement;
●	the level of development;
●	the growth rate;

●	the control of foreign exchange;
●	the allocation of resources;
●	an evolving and rapidly changing regulatory system; and
●	a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and across various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the global financial crisis. In addition, the growth rate of the PRC’s gross domestic product has materially slowed in recent years, according to the National Bureau of Statistics of China. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments, foreign currency exchange restrictions or changes in tax regulations that are applicable to us.

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

We conduct part of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, there could be a change of law and it is uncertain whether business industries in which our China subsidiaries operate will be subject to the foreign investment restrictions or prohibitions.

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

Most of our operations are located outside of the United States and part of our current operations are conducted in the PRC. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

Our results could be adversely affected by the trade tensions between the United States and the PRC.

●	With the increasing interconnectedness of global economic and financial systems and our business related to the PRC, trade tensions between the United States and the PRC can have an immediate and material adverse impact on our business. Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect our international and cross-border operations, our financial condition and results of operations. For example, the U.S. administration under has advocated greater restrictions on trade generally and significant increases on tariffs on goods imported into the United States, particularly from the PRC. Such trade restrictions or tariffs could cause U.S. companies to respond by minimizing their use of Chinese suppliers, thereby moving the supply chain away from China and limiting our competitive advantage in developing our logistics management and financing business. Further, the U.S. or the PRC could impose additional sanctions that could restrict us from doing business directly or indirectly in either country. Such actions could have material adverse impact on our profitability and operations. Government regulations, both federal and municipal, that may restrict the available market for our products and services through the requirement for a minimum value of local produced content, or restrict the availability of subsidies for products that do not meet designated value for local produced content, e.g. the Buy America program.

Restrictions on currency exchange may limit our ability to use cash generated from sales in the PRC to fund our business activities outside of the PRC.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control or are not discernible or determinable by our Company, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially. Following periods of such volatility in the market price of a company’s securities, securities class action as well as derivative litigation has often been brought against that company and its officers and directors. Because of the potential volatility of the Company’s common stock price, it may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from its business.

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

As of March 29, 2021, Dr. Wu, is the beneficial owners of approximately 11.1% of our outstanding voting securities (through their ownership of the Common Stock and 100% our Series A Preferred Stock, which entitle the holder to cast ten votes for every share of common stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of common stock), or a total of 9,333,330 votes). Mr. Shane McMahon, our Vice Chairman, is the beneficial owner of approximately 2.2% of our outstanding voting securities. As a result, each possesses significant influence over the election of our directors and the authorization of any proposed significant corporate transactions. Their respective ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock or Series A preferred stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. In addition, our ability to declare and pay dividends is dependent on our ability to declare dividends and profits in our subsidiaries domiciled outside of the United States. Rules in other jurisdictions may greatly restrict and limit the ability of our subsidiaries to declare dividends to us which, in addition to restricting our cash flow, limits our ability to pay dividends to our shareholders.

Even if we are able to pay dividends on our common stock or Series A preferred stock, our Board may choose not to declare dividends on our capital stock. In addition, financing agreements that we may enter into in the future may limit our ability to pay cash dividends. Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and those currencies in which our sales may be denominated. Appreciation or depreciation in the value of currencies in which are sales are denominated relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions to reduce our exposure to exchange rate fluctuations. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Company has no unresolved Staff Comments.

ITEM 2.PROPERTIES

In 2018, we relocated our principal executive office from Beijing, China to New York, New York. We lease our principal executive office, which is located at 1441 Broadway, Suite 5116, New York, NY 10018. We lease an approximately 6,085 square foot office space in Beijing, China, which is used by both our Mobile Energy Group Services business unit and legacy YOD business for our PRC-based operations. In October 2018, we completed the $5.2 million acquisition of a 58-acre property located at 1700 and 1800 Asylum Avenue in West Hartford, Connecticut, which was formerly part of the University of Connecticut campus and will be the site of our new “Fintech Village.”

In response to the COVID-19 pandemic the company closed its New York City office at 55 Broadway in the first quarter of 2020. The Company concluded that it did not require the 55 Broadway office and terminated the lease in the third quarter of 2020. The Company has entered into a short term lease for a very limited amount of office space at 1441 Broadway, New York, NY 10018. The Company has a 15 year lease on showroom and office space in the city of Qingdao in the PRC. The Company's Tree Technologies subsidiary has office space in Kuala Lumpur in Malaysia and a long term lease on 250 acres of vacant land zoned for industrial development on the Gebeng Industrial Estate, Kuantan, Pahang Darul Makmur,Malaysia which is near the port of Kuantan.

Except for FinTech Village, the Company believes that all its properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.LEGAL PROCEEDINGS

Refer to Note 19 of the Notes to Consolidated Financial Statements included in Part 4, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “IDEX.” The following table sets forth, for the periods indicated, the high and low closing bid prices of the Company’s common stock.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2020
1st Quarter	$1.34	$0.30
2nd Quarter	$3.29	$0.38
3rd Quarter	$1.78	$0.81
4th Quarter	$3.15	$0.82

Year Ended December 31, 2019
1st Quarter	$2.07	$1.13
2nd Quarter	$2.46	$1.28
3rd Quarter	$2.80	$1.46
4th Quarter	$1.59	$0.66

Approximate Number of Holders of Our Common Stock

As of March 29, 2021, there were approximately 365 holders of record of the Company’s common stock. This number excludes the shares of the Company’s common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the fiscal year ended December 31, 2020 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of the Company’s common stock were made in the year ended December 31, 2020.

ITEM 6.SELECTED FINANCIAL DATA

Not Applicable.

PART II

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Outlook
●	Critical Accounting Policies and Estimates

OVERVIEW

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004. From 2010 through 2017, our primary business activities were providing premium content video on demand (“VOD”) services, with primary operations in the PRC, through our subsidiaries and variable interest entities under the brand name You-on-Demand (“YOD.”) We closed the YOD business during 2019.

Starting in early 2017, the Company transitioned its business model to become a next-generation financial technology (“fintech”) company. The Company built a network of businesses, operating principally in the trading of petroleum products and electronic components that the Company believed had significant potential to recognize benefits from blockchain and AI technologies including, for example, enhancing operations, addressing cost inefficiencies, improving documentation and standardization, unlocking asset value and improving customer engagement. During 2018 the Company ceased operations in the petroleum products and electronic components trading businesses and disposed of the businesses during 2019. As we looked to deploy fintech solutions in late 2018 and into 2019, we found a unique opportunity in the Chinese EV industry to facilitate large scale conversion of fleet vehicles from internal combustion engines to EV. This led us to establish our MEG business unit to take advantage of this opportunity, subsequently we have extended our EV business to the ASEAN countries and have made an acquisition in the U.S. in the first quarter of 2021.

Fintech continues to be an important area for us as we look to invest in and develop businesses that can improve the financial services industry, particularly as it relates to digital securities.

Principal Factors Affecting Our Financial Performance

Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations in the years ended December 31, 2020 and 2019:

●	Our ability to transform our business and to meet internal or external expectations of future performance. In connection with this transformation, we are in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring our business structure, continuing to further enhance our controls, procedures, and oversight during this transformation, and expanding our mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether we will be able to develop the necessary business models, infrastructure and systems to support our businesses. To succeed, among other things, we will need to have or hire the right talent to execute our business strategy. Market acceptance of new product and service offerings will be dependent in part on our ability to include functionality and usability that address customer requirements, and optimally price our products and services to meet customer demand and cover our costs.

●	Our ability to remain competitive. We will continue to face intense competition: these new technologies are constantly evolving, and our competitors may introduce new platforms and solutions that are superior to ours. In addition, our competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than we can. We may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.
●	The fluctuation in earnings resulting from acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our business. In addition, while we intend to contribute cash and other assets to our investments, we do not intend for our holding company to conduct significant research and development activities. In general we intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our investments and partnerships may contribute to significant fluctuations in the results of our operations.

Liquidity Improvements

In the year ended December 31, 2020, the Company improved its liquidity position by raising a total of $225.5 million: $191.4 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $27.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $34.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional $1.5 million due to related parties to common stock. As a result of these actions, the Company reduced its the principal amount of its indebtedness by $50.9 million, and as of December 31, 2020, had cash and cash equivalents of $165.8 million, $163.8 million of which is held in U.S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of December 31, 2020, the Company believes it has the ability to continue as a going concern.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus.  The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of March 21, 2021, over 122.9 million cases had been reported across the globe, resulting in 2.7 million deaths.

The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact to the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing have shut down significant parts of the local, regional, national, and international economies, for limited or extended periods of time, with the exception of government designated essential services.

In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover.  However, commencing in the autumn and fall of 2020, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus.  The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified.  Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels for worldwide immunization against COVID-19 remains challenging.

The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply  of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.

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

Information about segments

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital.

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

Taxation

United States

Ideanomics, Inc., M.Y. Products, LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC are United States companies subject to the provisions of the Internal Revenue Code. No provision for income taxes has been provided as none of the companies had taxable profit since inception. At the acquisition of Grapevine Logic, Inc. in 2018, deferred tax liabilities were recorded relating to intangible assets recorded for financial reporting purposes but not recognized for income tax purposes. The intangible assets consequently could not provide deductible amortization expense for income tax purposes. The deferred tax liabilities were recorded on the acquisition date to the extent that they could not be offset by usable net operating loss carryforwards acquired in the acquisition. These deferred tax liabilities were reduced, providing an income tax benefit, to the extent that the intangible assets were reduced by amortization expense and additional net operating loss carry forwards were created to offset the liabilities. These benefits include $152,875 in 2019. The 2019 amount related to activities in the first two quarters of 2019. Ideanomics, Inc. increased its ownership in Grapevine Logic, Inc. such that beginning with the third quarter of 2019, the result of which was that Grapevine Logic, Inc. activities would be included in the consolidated tax return of Ideanomics, Inc. As a result, the valuation allowance provided against Ideanomics’ deferred tax assets were reduced by $361,059, the amount of Grapevine Logic, Inc.’s remaining deferred tax liabilities as that portion of Ideanomics Inc.’s net operating loss carryovers could now be utilized to offset these liabilities.

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

In addition, the TCJA now entitles U.S. companies that owns 10.0% or more of a foreign corporation a 100% dividends-received deduction for the foreign-source portion of dividends paid by such foreign corporation. Also, net operating losses (“NOLs”) arising after December 31, 2017 are deductible only to the extent of 80.0% of the taxpayer’s taxable income, and may be carried forward indefinitely but generally not allowed to be carried back.

Cayman Islands and the British Virgin Islands

Under current laws of the Cayman Islands and the British Virgin Islands, the Company is not subject to tax on its income or capital gains. In addition, dividend payments are not subject to withholding tax in the Cayman Islands or British Virgin Islands.

Hong Kong

The Company’s subsidiaries incorporated in Hong Kong are subject to Profits Tax of 16.5%. Tax expense of $0.1 million  was recorded in the year ended December 31, 2019 relating to the income on one Hong Kong subsidiary relating to a gain recorded on the sale of VIE related assets. All other Hong Kong subsidiaries had losses for 2019 and the resulting deferred tax assets relating to the loss carryovers were fully offset by a valuation allowance.

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

During the year ended December 31, 2019, one of the Company’s PRC subsidiaries incurred a tax obligation of $0.6 million relating to its EV sales. The entity did not have operating loss carryovers and is not able to utilize the loss carryovers of other subsidiaries. The transactions under which the VIE agreements were terminated resulted in gains to one VIE entity, prior to deconsolidation, that triggered a tax expense of $0.2 million. Other PRC entities either had losses that created additional operating loss carryovers, where the related deferred tax assets were offset by a valuation allowance, or had income that would have resulted in a current tax liability, except that they were able to offset those liabilities with operating loss carryovers from prior years. The use of prior year carryovers, in all cases for which the related deferred tax assets all had previously been offset by a valuation allowance, avoided $0.2 million of income tax expense.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2020 and 2019 (USD in thousands, except per share amounts)

For the years ended December 31,	2020	2019	Amount Change	% Change
Revenue	$26,759	$44,566	$(17,807)	(40)%
Cost of revenue	24,702	1,458	23,244	n/m
Gross profit	2,057	43,108	(41,051)	(95)%

Operating expenses:
Selling, general and administrative expenses	32,399	24,862	7,537	30%
Research and development expense	1,635	—	1,635	n/m
Professional fees	12,541	5,828	6,713	n/m
Depreciation and amortization	5,310	2,229	3,081	n/m
Impairment losses	42,554	73,669	(31,115)	(42)%
Change in fair value of contingent consideration, net	(5,503)	5,094	(10,597)	n/m
Total operating expenses	88,936	111,682	(22,746)	(20)%

Loss from operations	(86,879)	(68,574)	(18,305)	27%

Interest and other income (expense):
Interest expense, net	(15,970)	(5,616)	(10,354)	n/m
Expense due to conversion of notes	(2,266)	—	(2,266)	n/m
Gain (loss) on extinguishment of debt	8,891	(3,940)	12,831	n/m
Impairment of and equity in loss of equity method investees	(16,698)	(13,718)	(2,980)	22%
Gain (loss) on disposal of subsidiaries, net	276	(952)	1,228	n/m
Loss on remeasurement of DBOT investment	—	(3,179)	3,179	n/m
Other income (expense), net	6,603	(433)	7,036	n/m
Loss before income taxes and non-controlling interest	(106,043)	(96,412)	(9,631)	10%

Income tax (expense) benefit	—	(417)	417	n/m

Net loss	(106,043)	(96,829)	(9,214)	10%

Deemed dividend related to warrant repricing	(184)	(827)	643	(78)%

Net loss attributable to common shareholders	(106,227)	(97,656)	(8,571)	9%

Net (income) loss attributable to non-controlling interest	7,827	(852)	8,679	n/m

Net loss attributable to IDEX common shareholders	$(98,400)	$(98,508)	$108	0%

Basic and diluted loss per share	$(0.46)	$(0.82)

Revenues (USD in thousands)

For the years ended December 31,	2020	2019	Amount Change	% Change
Digital asset management services	$—	$40,700	$(40,700)	n/m
Electric vehicles	19,462	2,693	16,769	n/m
Combustion engine vehicles	5,160	—	5,160	n/m
Charging and batteries	506	—	506	n/m
Digital advertising services	1,631	1,173	458	39%
Total	$26,759	$44,566	$(17,807)	(40)%

n/m = Not Meaningful

Revenue for the year ended December 31, 2020 was $26.8 million as compared to $44.6 million for the same period in 2019, a decrease of $17.8 million, or 40%. The decrease was due to a change to our business focus from digital asset management services to the EV business. The Company generated $19.5 million from the sale of EVs as compared to $2.7 million in the prior year, an increase of $16.8 million. In the current year, the Company earned revenues of $5.2 million from the sale of combustion engine vehicles; the sale of combustion engine vehicles is not the Company’s primary focus, however, from time to time, the Company will sell combustion engine vehicles if a client places an order. During 2020, the Company made its first sales of charging and battery equipment. The Company believes this is very encouraging development as the provision of charging, battery and battery swap services is an important strategic focus for the Company. Revenues from Grapevine, the Company’s business focused on digital advertising services were $1.6 million as compared to $1.2 million in the prior year, an increase of $0.5 million or 39%. Grapevine is considered a non-core asset for Ideanomics.

The revenues for the years ended December 31, 2020 and 2019 were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. The majority of the revenue from the sale of EVs, as well as revenue from the sale of the combustion engine vehicles and charging and batteries for the year ended December 31, 2020 were recorded on a Principal basis because the Company has inventory risk in the transactions. The revenue from the sale of EVs for the year ended December 31, 2019 was recorded on an Agent basis due to the terms of the transaction.

Cost of revenue (USD in thousands)

For the years ended December 31,	2020	2019	Amount Change	% Change
Digital asset management services	$—	$467	$(467)	n/m
Electric vehicles	18,035	—	18,035	n/m
Combustion engine vehicles	5,121	—	5,121	n/m
Charging and batteries	488	—	488	n/m
Digital advertising services	1,058	991	67	6.7%
Total	$24,702	$1,458	$23,244	n/m

n/m = Not Meaningful

Cost of revenues was $24.7 million for the year ended December 31, 2020, as compared to $1.5 million for the year ended December 31, 2019. The cost of revenues increased by $23.2 million. From a comparability perspective, the cost of revenue during 2019 is not indicative of the new business in 2020. The cost of revenue during 2019 was primarily associated with the digital asset management services and creator payments from the Grapevine business. The cost of revenue from the sale of EVs was $18.0 million; there was no cost of revenue recorded for the sale of EVs during 2019 as the company acted as agent in the sale of EVs in 2019 and consequently revenues were recorded on “net” basis without any corresponding cost of revenues. Cost of revenues from the sale of combustion engine vehicles was $5.1 million; there were no sales of combustion engine vehicles in the prior year. Cost of revenues for charging and batteries was $0.5 million; there were no sales of charging and batteries in the prior year. The cost of revenues for the digital advertising services provided by Grapevine were $1.1 million as compared to $1.0 million in the prior year, an increase of almost $0.1 million or 6.7%.

Gross profit (USD in thousands)

For the years ended December 31,	2020	2019	Amount Change	% Change
Digital asset management services	$—	$40,233	$(40,233)	n/m
Electric vehicles	1,427	2,693	(1,266)	n/m
Combustion engine vehicles	39	—	39	n/m
Charging and batteries	18	—	18	n/m
Digital advertising services	573	182	391	n/m
Total	$2,057	$43,108	$(41,051)	n/m

n/m = Not Meaningful

Gross profit ratio

For the years ended December 31,	2020	2019
Digital asset management services	—%	99%
Electric vehicles	7	100
Combustion engine vehicles	1	—
Charging and batteries	4	—
Digital advertising services	35	16
Total	8%	97%

The gross profit for the year ended December 31, 2020 was $2.1 million, as compared to $43.1 million during the same period in 2019, a decrease of $41.1 million. The decrease was due to the Company recorded service revenue from digital asset management services in 2019 which was not repeated in 2020 and had a low cost of revenue. The gross profit earned from the sale of EVs was $1.4 million a decrease of $1.3 million from the prior year. The Company acted in an agent capacity in the sale of EVs in 2019 and consequentially the revenue was recorded on a “net” basis without any cost of revenue which resulted in a higher gross profit and gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2020 was $32.4 million as compared to $24.9 million for the same period in 2019, an increase of $7.5 million or 30%. The majority of the increase was due to increased stock based compensation expense, bonuses and sales commissions and salaries resulting from the increase in employee numbers and sales activity, and bad debt expense which was partially offset by lower spending on travel and entertainment due to the restrictions on travel and entertaining arising from COVID-19 and lower severance expense.

Research and development expense

Research and development expense for the year ended December 31, 2020 represents the fees paid for EV technical development and design.

Professional fees

Professional fees for the year ended December 31, 2020 were $12.5 million as compared to $5.8 million for the same period in 2019, an increase of $6.7 million. The majority of this increase was due to increased expense for investor relations programs, legal fee expense related to regulatory enquires, fund raising and merger and acquisition activities, and class action lawsuits.  Expenses for  consultants and contractors increased as a result of the Company’s continued expansion.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2020 was $ 5.3 million as compared to $2.2 million for the same period in 2019, an increase of $3.1 million. The increase was mainly due to the increase in amortization expense of $2.1 million arising from the shortening of the useful life on an intellectual property intangible asset.

Impairment losses

The following table summarizes the impairment losses recorded in the years ended December 31, 2020 and 2019 (in thousands):

Asset Impaired	Note	Caption	Amount
			2020	2019
GTB – digital currency	Note 9 – Goodwill and Intangible Assets	Impairment losses	$—	$61,124

Equity method investments	Note 10 - Long-term Investments	Impairment of and equity in loss of equity method investments	16,650	13,062

Intangible assets	Note 9 – Goodwill and Intangible Assets	Impairment losses	20,446	5,715

Goodwill	Note 9 – Goodwill and Intangible Assets	Impairment losses	9,323	—

Right of use assets	Note 11 - Leases	Impairment losses	6,424	—

Fintech buildings, land and capitalized fees	Note 8 - Property and Equipment, net	Impairment losses	3,315	2,299

Fintech buildings asset retirement cost	Note 8 - Property and Equipment, net	Impairment losses	1,996	1,504

Fixed assets and other			923	—

Cost method investments	Note 10 - Long-term Investments	Impairment losses	241	3,026
Total			$59,318	$86,730

Additional information related to the impairment losses recorded in the years ended December 31, 2020 and 2019 is as follows:

Year Ended December 31, 2020

●	The Company recorded impairment losses of $16.7 million related to its equity method investments, Glory and BDCG. In the fourth quarter of 2020, Tree Technologies obtained its own domestic manufacturing license, and determined that it would not purchase vehicles from Tree Manufacturing, Glory’s subsidiary, and that the investment in Glory was therefore impaired. The Company evaluated the business prospects of BDCG in light of the continued political tensions between China and the U.S., and determined that its business prospects had diminished.
●	The Company recorded impairment losses of $20.4 million related to intangible assets:
o	An impairment loss of $12.5 million related to Tree Technologies marketing and distribution agreement with Tree Manufacturing after Tree manufacturing obtained its own domestic manufacturing license, and determining that it would not purchase vehicles from Tree Manufacturing.
o	Impairment losses of $7.1 million related to DBOT’s intangible assets, its continuing membership agreement and customer list.
o	An impairment loss of $0.8 million related to Grapevine’s influencer network, after determining that the attrition rate of the influencer network was higher than expected.
●	The Company recorded an impairment loss of $9.3 million related to the goodwill of its consolidated subsidiary, DBOT, after evaluating its business prospects.

●	The Company recorded impairment losses of $6.4 million related to right of use assets after ceasing to use the related real estate premises.
●	The Company recorded impairment losses of $3.3 million related to its investment in Fintech Village, and recorded an impairment loss of $2.0 million for the related asset retirement cost.
●	The Company recorded an impairment loss of $0.2 million related to a cost method investment after its price per share declined in the fourth quarter of 2020.

Year Ended December 31, 2019

●	The Company recorded an impairment loss of $61.1 million in the fourth quarter of 2019 related to GTB which the Company had received in connections with a services agreement and an asset purchase agreement with GT Dollar Pte, a minority shareholder at the time of the transaction. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis and recorded an impairment loss.
●	The Company recorded a $13.1 million impairment loss in Glory, an equity method investment, in the fourth quarter of 2019, when it became apparent that Glory’s subsidiary, Tree Manufacturing, would not receive the land use rights to 250 acres of vacant land and other assets.
●	The Company recorded a $5.7 million impairment loss related to a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. Management determined these assets had no future use and recorded an impairment loss.
●	The Company recorded impairment losses of $3.0 million in two non-marketable equity investments after management evaluated their performance.
●	The Company recorded an impairment loss of $2.3 million in the third quarter of 2019 in connection with four buildings in Fintech Village, which were later demolished, and recorded an impairment loss of $1.5 million for the related asset retirement cost.

Change in fair value of contingent consideration, net

For the year ended December 31, 2020, Change in fair value of contingent consideration, net of $5.5 million represents the remeasurement loss of $1.5 million of the contingent consideration payable to the former DBOT shareholder and remeasurement gain of $7.0 million of the contingent consideration payable to the Tree Technology shareholders.

For the year ended December 31, 2019, Change in fair value of contingent consideration, net of $5.1 million represents the remeasurement of the contingent consideration payable to the former DBOT shareholders due to the decline in Ideanomics’ stock price.

Loss from operations

Loss from operations for the year ended December 31, 2020 was $86.9 million as compared to loss of $68.6 million for the year ended December 31, 2019 an increase of $18.3 million. The increased Loss from Operations is due to number of factors, the gross profit for 2019 included revenues from digital asset services which had a gross profit margin of almost 100% which was not repeated in 2020, increased expenses for selling, general and administrative, research and development, professional fees, and depreciation and amortization expense partially offset  by lower impairment charges and a gain resulting from a change in the fair value of contingent consideration.

Interest expense, net

Our interest expense increased $10.4 million to $16.0 million for the year ended December 31, 2020, from $5.6 million during 2019. The interest expense increase during 2020 was primarily due to the amortization of beneficial conversion features and the interest associated with convertible notes issued in 2020. The following table summarizes the breakdown of the interest expense (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2019
Interest, net	$1,485	$1,381
Amortization of discount	14,485	4,235
Total	$15,970	$5,616

Expense due to conversion of notes

Expense due to conversion of notes for the year ended December 31, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from the related parties.

Gain (loss) on extinguishment of debt

In the year ended December 31, 2020, the Company recorded a gain on the extinguishment of debt of $8.9 million, as it paid a promissory note prior to its scheduled maturity.  The Company also settled several outstanding balances with vendors and recorded a gain of $0.5 million.

In the year ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $3.9 million which resulted from modifications made to various convertible notes.

Impairment of and equity in loss of equity method investees

Impairment of and equity in loss of equity method investments increased by $3.0 million to $16.7 million in the year ended December 31, 2020 from $13.7 million in the year ended December 31, 2019. The increase was due to impairments losses of $16.7 million recorded in the year ended December 31, 2020, as compared to an impairment loss of $13.1 million recorded in the year ended December 31, 2019.  Refer to “Impairment losses” above.

Gain (loss) on disposal of subsidiaries, net

The following table summarizes gains and (losses) recorded in “Gain (loss) on disposal of subsidiaries, net” in the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,	Year ended December 31,
Subsidiary	2020	2019
Guang Min	$276	$—
Red Rock Global Capital LTD	—	552
Amer Global Technology Limited	—	505
Deconsolidation of VIEs	—	(2,009)
Total	$276	$(952)

Gain (loss) on disposal of subsidiaries was a gain of $0.3 million for year ended December 31, 2020 as compared to a loss of $1.0 million in the same period in 2019.

Loss on remeasurement of DBOT investment

In the year ended December 31, 2019, the Company increased its ownership in DBOT and consolidated DBOT in July 2019.  Immediately prior to the consummation of the acquisition, the Company’s investment in DBOT had a fair value of $3.1 million, and the Company recorded a loss of $3.2 million to record the investment in DBOT to its fair value.

Other income (expense), net

Other income (expense), net increased $7.0 million for the year ended December 31, 2020 in comparison to the same period of 2019 mainly because of a gain of $4.9 million from the lease settlement of its New York City headquarters at 55 Broadway with the landlord, a gain of $0.8 million from the DBOT lease settlement with the landlord and sublease income $0.1 million.

Net (income)/loss attributable to non-controlling interest

Net (income)/loss attributable to non-controlling interests was a $7.8 million loss in 2020 as compared to a net income of $0.9 million in 2019. The loss in 2020 is primarily due to net loss from our investments in entities formed and acquired in 2019. The gain in 2019 is primarily due to the taxis commission revenue recognized in an entity we have 51% ownership during the third quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash of $165.8 million. Approximately $164.5 million was held in our Hong Kong, U.S., Malaysia  and Singapore entities and $1.2 million was held in our PRC entities.

Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.

As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.2 million as of December 31, 2020, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% owned investment in an entity which is based in Singapore. This entity venture had cash of $0.6 million as of December 31, 2020. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.

The following table provides a summary of our net cash flows from operating, investing, and financing activities (in thousands).

	Year Ended
	December 31,	December 31,
	2020	2019
Net cash used in operating activities	$(41,468)	$(13,784)
Net cash used in investing activities	(3,500)	(1,794)
Net cash provided by financing activities	208,049	15,114
Effect of exchange rate changes on cash	50	(9)
Net increase/(decrease) in cash, cash equivalents and restricted cash	163,131	(473)
Total cash, cash equivalents and restricted cash at beginning of period	2,633	3,106
Cash and cash equivalents at end of period	$165,764	$2,633

Operating Activities

Cash used in operating activities decreased by $27.7 million for the year ended December 31, 2020 compared to 2019, primarily due to (1) an increase in net loss from $96.8 million in 2019 to $106.0 million in 2020, (2) total non-cash adjustments to net loss was $75.9 million and $67.9 million for the years ended December 31, 2020 and 2019, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $11.3 million and $15.1 million in cash used in operating activities for the years ended December 31, 2020 and 2019, respectively.

Investing Activities

Cash used in investing activities was $3.5 million for the year ended 2020 mainly due to the investment to Solectrac. Cash used in investing activities was $1.8 million for the year ended December 31, 2019 primarily due to the payment of $1.8 million for Fintech Village.

Financing Activities

For the year ended December 31, 2020. The Company received $182.5 million from the issuance of common stock, $8.9 million from warrant and option exercise, $27.0 million from the issuance of convertible notes, $7.1 million from noncontrolling shareholders contribution and made repayments of $17.5 million, primarily of a $12.0 million convertible note and other borrowings. For the year ended December 31, 2019, the Company received $9.1 million from the issuance of convertible notes, $2.8 million in proceeds in a private placement from the issuance of common shares, warrant and options for the year ended December 31, 2019.

Effects of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in investments accounted for under the equity method of accounting. The Company does not control these investments and therefore does not consolidate them.

We do not have other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations

The tabular presentation of contractual obligations is not required for Smaller Reporting Companies.

Seasonality

The Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s operating businesses are in the early stage of their development and consequently do not have sufficient trading histories to project seasonal buying patterns with any degree of confidence.

OUTLOOK

The Company believes that the investment made to build out its sales capacity in China and a related capability in sourcing and supply chain and related logistics in China will help drive growth in China using the Company's S2F2C business model and enable the Company to source high quality components and completed vehicles at competitive prices for its Medici, Treeletrik, WAVE and Solectrac businesses outside of China. The global focus on climate change and the related regulatory changes to encourage the adoption of EVs is very favorable for the Company's business, particularly the charging and battery businesses, which are critical to the widespread adoption of EVs. Providing customers with easy access to financing options for their purchases of vehicles, batteries and charging infrastructure is an important enabler for the deployment of EV and related technologies and the Company will continue to work to develop funding sources in conjunction with manufactures and established lenders.

Fintech continues to provide opportunities which could generate high rates of return through the deployment of technology to disrupt existing business models. The Company's acquisition of Timios in the first quarter of 2021 marks the first entrance into the real estate title agency and closing market. Management believes that through deployment of advanced technology and complimentary acquisitions it can increase Timios' value. The regulatory environment for the adoption of digital securities is improving with regulators and central bankers in the world's most developed economies acknowledging that digital securities should be part of the financial ecosystem. This change favors companies like Ideanomics that have assets such as DBOT that are fundamental building blocks of any move towards digital securities.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation. Management evaluates the relationships between the Company and the various VIEs and the economic benefit flow of the contractual arrangement with the VIEs. In connection with such evaluation, management also considers whether or not, as a result of such contractual arrangements, the Company controls the legal shareholders’ voting interests and has power of attorney in the VIEs, and therefore which counterparty is able to direct all business activities of the VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of certain VIEs, which are consolidated, and that the Company is not the primary beneficiary of one investment in which the Company holds a 60.0% interest, and of one investment in which the Company holds a 34.0% investment and which had a supply agreement with a consolidated entity. Both of these investments are accounted for as an equity method investments.

As of December 31, 2019, the Company has terminated the agreements with the PRC VIEs and will not consolidate them beyond that date.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine the amount and timing of revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606,”) the Company performs the following five steps: (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies the respective performance obligations.

A performance obligation may be satisfied over time or at a point in time.  Revenue from a performance obligation satisfied over time is generally evaluated by measuring our progress in satisfying the performance obligation as evidenced by the transfer of the goods or services to the customer.  Revenue from a performance obligation satisfied at a point in time is recognized at the point in time when the customer obtains control over the promised good.

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for the promised goods or services, or the transaction price.  In determining the transaction price, we evaluate consideration promised in a contract that includes a variable amount, or variable consideration, and estimate the amount of consideration that is due to us.  Variable consideration is included in the transaction price only to the extent that we believe it is probable that a significant reversal in the amount of revenue recognized will not occur.

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

The Company received a specific type of digital currency, GTB, as a result of two transactions in the three months ended March 31, 2019, and recorded the GTB currency as indefinite-lived intangible assets. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2020 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for future expansion development.

As a result of the impairment analyses performed in the year ended December 31, 2020, the Company recorded impairment losses related to land, asset retirement costs, influencer networks, a membership agreement, and a marketing and distribution agreement of $22.5 million.

As part of the impairment analyses discussed above in the year ended December 31, 2020, the Company also evaluated the remaining useful life of intangible assets, and determined that one intangible asset, intellectual property, no longer had a useful life and recorded amortization expense of $2.1 million.

As a result of the impairment analyses performed in the year ended December 31, 2019, the Company recorded an impairment loss related to a secure mobile financial information, social and messaging platform of $5.7 million.

Acquisition accounting

Our consolidated financial statements include the operations of acquired businesses subsequent to the closing of the transaction. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including the identification of and our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from our management of the acquired companies and are inherently uncertain.

When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following techniques:

●	Income approach, which is based on the present value of a future stream of net cash flows;
●	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities; and
●	Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.

Fair value methodologies depend on the following types of inputs:

●	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs);
●	Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs); and
●	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

The determination of fair value is extremely subjective and complex, and requires judgements concerning future events, including future cash flows, the appropriate discount factors and weighted average cost of capital, and market comparables, among other factors.  Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

As a result of its goodwill impairment analyses performed in the year ended December 31, 2020, the Company recorded goodwill impairment losses of $9.3 million. The Company recorded no goodwill impairment losses in the year ended December 31, 2019.

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

The equity investments which are not consolidated or accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of the Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU No 2016-01.”)

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

The Company recorded impairment losses of $0.2 million and $3.0 million in the years ended December 31, 2020 and 2019, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $16.6 million and $13.1 in the years ended December 31, 2020 and 2019, respectively, for investments accounted for as equity method investments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 of the Notes to the Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 7A is not required for Smaller Reporting Companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IDEANOMICS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ideanomics Inc. (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2020. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion as of December 31, 2020.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit of internal control over financial reporting also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable

As described in Note 2 to the financial statements, the Company reviews its allowance for doubtful accounts receivable on an ongoing basis. In establishing the required allowance, management considers any historical losses, the customer’s financial condition, the accounts receivable aging, and the customer’s payment patterns. The Company has $7.4 million of accounts receivable carrying value as of December 31, 2020.

The principal considerations for our determination that auditing management’s assessment of allowance for doubtful accounts is a critical audit matter are there was significant judgment made by management when considering factors in management’s assessment on collectability of the accounts receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit procedures included, among others, understanding of controls relating to management assessment of accounts receivable allowance, interviewing client account managers, examining transaction-related documents, testing historical collections for estimation accuracy, and reviewing collections subsequent to the balance sheet date. Our procedures also included confirming balances with clients, searching public information for the operating and financial conditions of the clients, and interviewing the business contacts of the Company. Our audit procedures also included testing their adequacy of footnote disclosures.

Impairment assessment of intangible assets and goodwill

As described in Note 2 to the financial statements, the Company performs an annual impairment assessment of its indefinite-lived intangible assets and goodwill, or more frequently if events or circumstances indicate that the carrying values exceeds its fair value. The Company reviews other intangible assets with estimable lives for impairment whenever indicators are present that the carrying value may not recoverable. These intangible assets and goodwill have carrying value of $29.7 million and $1.2 million as of December 31, 2020, respectively.

Auditing the valuation of intangible assets and goodwill involved complex judgment due to subjective evaluation of indicators and significant estimation required in determining the recoverability or fair value of the intangible assets and goodwill. Specifically, the cash flow forecasts were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s estimates included sales volume, growth rates, gross profits, operating expenditures, tax rates, and discount rate, as applicable.

We obtained an understanding of the controls over the Company’s annual impairment assessments of intangible assets and goodwill. We compared, by searching online information, management’s assessment in qualitative factors, to public information including economic growth forecast, industry outlook, and business environment, relating to the intangible assets and goodwill. We also tested the estimated future cash flows, including but not limited to, comparing significant inputs to observable third party and industrial sources, comparing to the historical performance of the Company, and evaluating the reasonableness of management’s projected financial information by comparing to observable average industry historical trends and projections, and other internal and external data. For certain intangible asset with comparable current market value such of land use rights, we looked for nearby areas for their market value and price trending of similar lands. We performed sensitivity analyses of significant assumptions to evaluate the reasonableness of the Company’s cash flow forecasts. We assessed the Company’s disclosure of its impairment assessments included in Note 2 as well as the sufficiency of footnote disclosure of impairment assessment of intangible assets and goodwill in Note 9.

Fair value measurement of acquisition contingent consideration

As described in the Note 2 to the financial statements, accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the identification of and estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. The Company recognized $5.5 million of remeasurement gain for the year ended December 31, 2020.

Auditing the fair value of contingent liabilities, or earn-out liabilities, relating to business combination involved complex judgment due to subjective evaluation of indicators and significant estimation required in determining the fair value of the liabilities. Specifically, the discounted cash flow forecasts commonly used in the valuation were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s estimates included sales volume, growth rates, gross profits, operating expenditures, tax rates, and discount rate, as applicable.

We obtained an understanding of the controls over the Company’s financial reporting process for business acquisitions. We tested the estimated future cash flows, including but not limited to, comparing significant inputs to observable third party and industrial sources, and evaluating the reasonableness of management’s projected financial information by comparing to observable average industry historical trends and projections, and other internal and external data. We performed sensitivity analyses of significant assumptions to evaluate the reasonableness of management’s cash flow analyses of the fair value of the liabilities. We then agreed the Company’s conclusion to the relevant terms of contingent consideration in the business acquisition agreements. We assessed the Company’s disclosure of its business combination accounting policies and fair value measurement included in Note 2 as well as the sufficiency of footnote disclosures to the changes in contingent consideration in Note 23.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, Colorado

March 31, 2021

IDEANOMICS, INC.

CONSOLIDATED BALANCE SHEETS (USD in thousands)

As of December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$165,764	$2,633
Accounts receivable, net (including due from related parties of $0 and $2,284 as of December 31, 2020 and 2019, respectively)	7,400	2,405
Amount due from related parties	240	1,256
Prepaid expenses	2,629	572
Other current assets	3,726	587
Total current assets	179,759	7,453
Property and equipment, net	330	378
Fintech Village	7,250	12,561
Intangible assets, net	29,705	52,771
Goodwill	1,165	23,344
Long-term investments	8,570	22,621
Operating lease right of use assets	7,117	6,934
Other non-current assets	516	883
Total assets	$234,412	$126,945

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK , REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$5,057	$3,380
Deferred revenue	1,129	477
Accrued salaries	1,750	923
Amount due to related parties	882	3,962
Other current liabilities	1,920	6,466
Current portion of operating lease liabilities	430	1,113
Current contingent consideration	1,325	12,421
Promissory note-short term	568	3,000
Convertible promissory note due to third-parties-short term	—	1,753
Convertible promissory note due to related parties-short term	—	3,260
Total current liabilities	13,061	36,755

Asset retirement obligations	4,653	5,094
Convertible promissory note due to third-parties-long term	—	5,089
Convertible promissory note due to related parties-long term	—	1,551
Operating lease liability-long term	6,759	6,222
Non-current contingent liabilities	7,635	12,235
Other long-term liabilities	535	—
Total liabilities	32,643	66,946
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2020 and 2019, respectively	1,262	1,262
Redeemable non-controlling interest	7,485	—
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 344,906,295 and 149,692,953 shares issued and outstanding as of December 31, 2020 and 2019, respectively	345	150
Additional paid-in capital	531,866	282,556
Accumulated deficit	(346,883)	(248,483)
Accumulated other comprehensive loss	1,256	(664)
Total IDEX shareholder's equity	186,584	33,559
Non-controlling interest	6,438	25,178
Total equity	193,022	58,737
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$234,412	$126,945

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (USD in thousands, except per share data)

For the years ended December 31,	2020	2019
Revenue from third-parties	$26,749	$1,295
Revenue from related parties	10	43,271
Total revenue	26,759	44,566
Cost of revenue from third-parties	24,701	991
Cost of revenue from related parties	1	467
Gross profit	2,057	43,108

Operating expenses:
Selling, general and administrative expenses	32,399	24,862
Research and development expense	1,635	—
Professional fees	12,541	5,828
Depreciation and amortization	5,310	2,229
Change in fair value of contingent consideration, net	(5,503)	5,094
Impairment losses	42,554	73,669
Total operating expenses	88,936	111,682

Loss from operations	(86,879)	(68,574)

Interest and other income (expense):
Interest expense, net	(15,970)	(5,616)
Expense due to conversion of notes	(2,266)	—
Gain (loss) on extinguishment of debt	8,891	(3,940)
Impairment of and equity in loss of equity method investees	(16,698)	(13,718)
Gain (loss) on disposal of subsidiaries, net	276	(952)
Loss on remeasurement of DBOT investment	—	(3,179)
Other income (expense), net	6,603	(433)
Loss before income taxes and non-controlling interest	(106,043)	(96,412)

Income tax (expense) benefit	—	(417)

Net loss	(106,043)	(96,829)

Deemed dividend related to warrant repricing	(184)	(827)

Net loss attributable to common stockholders	(106,227)	(97,656)

Net (income) loss attributable to non-controlling interest	7,827	(852)

Net loss attributable to IDEX common shareholders	$(98,400)	$(98,508)

Basic and diluted loss per share	$(0.46)	$(0.82)

Weighted average shares outstanding:

Basic and diluted	213,490,535	119,766,859

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (USD in thousands)

For the years ended December 31,	2020	2019

Net loss	$(106,043)	$(96,829)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	3,208	407
Comprehensive loss	(102,835)	(96,422)
Deemed dividend related to warrant repricing	(184)	(827)
Comprehensive loss attributable to non-controlling interest	6,539	(844)
Comprehensive loss attributable to IDEX common shareholders	$(96,480)	$(98,093)

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2020 and 2019 (USD in thousands, except per share data)

							Accumulated
	Series E	Series E			Additional		Other	Ideanomics	Non-
	Preferred	Par	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Stock	Value	Stock	Value	Capital	Deficit	Loss	equity	Interest*	Equity
Balance, December 31, 2018	—	$—	102,766,006	$103	$195,780	$(149,975)	$(1,665)	$44,243	$(1,031)	$43,212
Share-based compensation	—	—	—	—	9,113	—	—	9,113	—	9,113
Common stock issued under employee stock incentive plan	—	—	129,840	—	—	—	—	—	—	—
Common stock issuance for acquisitions, investments, and assets	—	—	37,966,908	38	53,183	—	—	53,221	24,598	77,819
Common stock issuance for convertible notes	—	—	8,186,890	8	22,997	—	—	23,005	—	23,005
Disposal of subsidiary	—	—	—	—	1,374	—	586	1,960	446	2,406
Non-controlling shareholder contribution	—	—	575,431	1	(1)	—	—	—	321	321
Common stock issued to settle debt	—	—	67,878	—	110	—	—	110	—	110
Net loss**	—	—	—	—	—	(98,508)	—	(98,508)	852	(97,656)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	—	415	415	(8)	407
Balance, December 31, 2019	—	—	149,692,953	150	282,556	(248,483)	(664)	33,559	25,178	58,737
Share-based compensation	—	—	—	—	11,971	—	—	11,971	—	11,971
Common stock issuance for professional fees	—	—	1,804,033	2	1,640	—	—	1,642	—	1,642
Common stock issuance for convertible notes	—	—	40,662,420	40	45,627	—	—	45,667	—	45,667
Common stock issuance for acquisitions, investments, and assets	—	—	13,056,055	13	8,179	—	—	8,192	—	8,192
Common stock issuance for warrant exercise	—	—	8,995,906	9	7,206	—	—	7,215	—	7,215
Measurement period adjustment	—	—	—	—	—	—	—	—	(11,584)	(11,584)
Non-controlling shareholder contribution	—	—	—	—	—	—	—	—	100	100
Common stock issued to settle debt	—	—	4,577,876	5	2,309	—	—	2,314	—	2,314
Common stock issued under employee stock incentive plan	—	—	2,634,666	3	1,723	—	—	1,726	—	1,726
Extinguishment of convertible note	—	—	—	—	(12,000)	—	—	(12,000)	—	(12,000)
Common stock issuance	—	—	123,437,386	123	182,655	—	—	182,778	(280)	182,498
Net loss**	—	—	—	—	—	(98,400)	—	(98,400)	(8,264)	(106,664)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	—	1,920	1,920	1,288	3,208
Balance, December 31, 2020	—	$—	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022

*    Excludes accretion of dividend for redeemable non-controlling interest

**  Excludes deemed dividend related to warrant repricing

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (USD in thousands)

For the years ended December 31,	2020	2019
Cash flows from operating activities:
Net loss	$(106,043)	$(96,829)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,971	9,113
Depreciation and amortization	5,310	2,229
Non-cash interest expense	14,785	5,511
Allowance for doubtful accounts	1,219	—
Bad debt expense	1,643	—
Expense due to conversion of notes	2,266	—
Change in fair value of contingent consideration, net	(5,503)	5,094
Loss (gain) on extinguishment of debt	(8,891)	3,940
Impairment of and equity in losses of equity method investees	16,698	13,718
Settlement of ROU operating lease liabilities	(5,926)	—
Loss on impairment of assets	42,554	73,669
Loss (gain) on disposal of subsidiaries, net	(276)	952
Loss on remeasurement of DBOT investment	—	3,179
Digital tokens received as payment for services	—	(40,700)
Disposal of equity method investments	—	245

Change in assets and liabilities:
Accounts receivable	(6,214)	(2,278)
Prepaid expenses and other assets	(6,745)	2,881
Accounts payable	2,206	2,862
Deferred revenue	652	168
Amount due to related parties (interest)	1,269	(1,256)
Accrued expenses, salary and other current liabilities	(2,443)	3,718
Net cash used in operating activities	(41,468)	(13,784)

Cash flows from investing activities:
Acquisition of property and equipment	(191)	(1,816)
Disposal of subsidiaries, VIEs, net of cash disposed	—	645
Acquisition of subsidiaries, net of cash acquired	—	(623)
Investments in long term investment	(2,850)	—
Loans to third parties	(1,988)	—
Proceeds from loan repayment	1,529	—
Net cash used in investing activities	(3,500)	(1,794)

Cash flows from financing activities
Proceeds from issuance of convertible notes	27,000	9,132
Repayment of convertible notes	(12,000)	—
Proceeds from issuance of shares, stock options and warrant	191,440	2,821
Proceeds from noncontrolling interest shareholder	7,148	—
Proceeds (repayments) due from/to related parties	(2,999)	3,161
Borrowings(repayments) from/to third parties	(2,540)	—
Net cash provided by financing activities	208,049	15,114
Effect of exchange rate changes on cash	50	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	163,131	(473)

Cash, cash equivalents and restricted cash at the beginning of the year	2,633	3,106

Cash, cash equivalents and restricted cash at the end of the year	$165,764	$2,633

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	3,004	73

Issuance of shares for contingent consideration	8,192	—
Issuance of shares for convertible notes conversion	45,114	—
Tree Technologies measurement period adjustment on goodwill, non-controlling interest and intangible assets	12,848	—
Disposal of assets in exchange of GTB	—	20,219
Issuance of shares for acquisition of intangible assets	—	10,005
Issuance of shares for acquisition of long-term investments	—	40,715

The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Principal Activities

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and the United States through its subsidiaries and variable interest entities (“VIEs.”) Unless the context otherwise requires, the use of the terms "we," "us," "our" and the “Company” in these notes to consolidated financial statements refers to Ideanomics, Inc, ("Ideanomics") its consolidated subsidiaries and variable interest entities.

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company.  Therefore, the Company operates in one segment with two business units, Ideanomics Mobility, formally referred to as the Mobile Energy Group (“MEG,”) and Ideanomics Capital. MEG is a subsidiary which holds the Company’s China based vehicle operations.

Ideanomics Mobility’s mission is to use electronic vehicles (“EVs”) and EV battery sales and financing to attract commercial fleet operators that will generate large scale demand for energy, energy storage systems, and energy management contracts.  Ideanomics Mobility operates as an end-to-end solutions provider for the procurement, financing, charging and energy management needs for fleet operators of commercial EVs.

Ideanomics Capital is the Company's fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

The Company also seeks to identify industries and business processes where blockchain and artificial intelligence (“AI”) technologies can be profitably deployed to disrupt established industries and business processes.

Liquidity Improvements

In the year ended December 31, 2020, the Company improved its liquidity position by raising a total of $225.5 million: $191.4 million through the issuance of common stock and exercise of warrants, $7.1 million from noncontrolling interest shareholders, and $27.0 million through the issuance of senior secured convertible notes. The Company converted senior secured convertible notes of $34.4 million plus accrued interest of $0.3 million to common stock. Additionally, the Company converted $4.6 million of convertible notes payable and accrued interest to related parties and an additional $1.5 million due to related parties to common stock. As a result of these actions, the Company reduced the principal amount of its indebtedness by $50.9 million, and as of December 31, 2020, had cash and cash equivalents of $165.8 million, $163.8 million of which is held in U.S. financial institutions.

Based upon its business projections and its cash and cash equivalents balance as of December 31, 2020, the Company believes it has the ability to continue as a going concern.

Effects of COVID-19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus.  The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of March 21, 2021, over 122.9 million cases had been reported across the globe, resulting in 2.7 million deaths.

The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact to the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing have shut down significant parts of the local, regional, national, and international economies, for limited or extended periods of time, with the exception of government designated essential services.

In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover.  However, commencing in the autumn and fall of 2020 and continuing, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus.  The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified.  Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels for worldwide immunization against COVID-19 remains challenging.

The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.

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

Note 2.    Summary of Significant Accounting Policies

(a)  Basis of Presentation

The consolidated financial statements of Ideanomics, its subsidiaries and VIEs were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

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

(c)  Cash and Cash Equivalents

Cash consists of cash on hand, demand deposits, time deposits, and other highly liquid instruments with an original maturity of three months or less when purchased. Refer to Notes 20 (d) and (e) for additional information on our credit and foreign currency risks.

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

The Company amortized licensed content in cost of revenues over the contents’ contractual availability based on the expected revenue derived from the licensed content, beginning with the month of first availability, such that our revenues bore a representative amount of the cost of the licensed content. Management  reviewed factors that impacted the amortization of licensed content at each reporting date, including factors that may have had a direct impact on expected revenue from specific content titles. Changes in the expected revenue from licensed content could have had a significant impact on the amortization pattern.

Management evaluated the recoverability of the licensed content whenever events or changes in circumstances indicated that its carrying amount may not have been recoverable. No impairment losses were recorded in the year ended December 31, 2019. The Company sold the entire licensed content in March 2019.

(f)  Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 3 years for furniture and electronic equipment and vehicles, and the lesser of lease terms or the estimated useful lives of the assets for leasehold improvements.

Construction in progress is stated at the lower of cost or fair value, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2020 and 2019 represents Fintech Village under construction. The Company recorded impairment losses of $3.3 million and $2.3 million in the years ended December 31, 2020 and 2019, respectively, related to construction in progress. Refer to Note 8 for additional information.

Asset Retirement Obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived assets and depreciated over the related asset’s estimated useful life. The Company’s asset retirement obligations as of December 31, 2020 and 2019 are associated with the acquisition of Fintech Village, in which the Company is contractually obligated to remediate certain existing environmental conditions. The Company will start to amortize the asset retirement costs if and when the related assets are completed, put into use and depreciation commences. Refer to Note 24 for additional information regarding Fintech Village.

The Company recorded impairment losses of $2.0 million and $1.5 million in the years ended December 31, 2020 and 2019, respectively, subsequent to recording impairment losses related to asset retirement costs for construction in progress. Refer to Note 8 for more information.

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

(h)  Intangible Assets and Goodwill

The Company accounts for intangible assets and goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350.”) ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. In accordance with ASC 350, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. On an annual basis, in the fourth quarter of the fiscal year, management reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying amount to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates, and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

The Company recorded an impairment loss of $9.3 million related to goodwill in the year ended December 31, 2020. Refer to Note 9 for additional information.

The Company has other intangible assets, excluding goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames and other intellectual property, which are generally recorded in connection with acquisitions at their fair value.  Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company recorded impairment losses related to intangible assets acquired in various acquisitions of $20.4 million in the year ended December 31, 2020.  The Company recorded an impairment loss related to a secure mobile financial information, social and messaging platform of $5.7 million in the year ended December 31, 2019.  Refer to Notes 9(b) , 9(c), 9(d), and 9(e) for additional information.

(i)  Digital Currency

The Company may, from time to time, enter into transactions denominated in digital currency, which may consist of GTDollar Coins (“GTB,”) Bitcoin, Ethereum and/or other types of digital currency.

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

Given that there is limited precedent regarding the classification and measurement of cryptocurrencies and other digital currencies under U. S. GAAP at the time of the transactions, the Company determined to account for these currencies as indefinite-lived intangible assets in accordance with ASC 350.

In the year ended December 31, 2019, the Company entered into transactions in which it received 8.3 million GTB, valued at the time at $61.1 million. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84.  This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million.  Refer to Note 9(f) for additional information.

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

The equity investments which are not consolidated or accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of the Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU No 2016-01.”)

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

Impairment of Investments

Management periodically reviews long-term investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. Management considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, an impairment loss is recorded to record the investment at fair value.  The Company recorded impairment losses of $0.2 million and $3.0 million in the years ended December 31, 2020 and 2019, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $16.7 million and $13.1 million in the years ended December 31, 2020 and 2019, respectively, for investments accounted for as equity method investments . Refer to Note 10 for additional information on impairment losses related to investments.

(k)  Leases

The Company adopted ASU No. 2016-02 (“ASU 2016-02”) as of January 1, 2019 using a modified retrospective method.  The Company leases certain office space and equipment from third-parties. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019 and later, at the inception of a contract management assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the right to substantially all the economic benefit from the use of the asset throughout the period is obtained, and (3) whether the Company has the right to direct the use of the asset. At the inception of a lease, management allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs).

Leases may include one or more options to renew, with renewal terms that can extend the lease term from one year or more. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. The Company’s leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. All of the Company’s leases are classified as operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases and initial direct costs on our right-of-use asset and lease liability was not material.

ASC 842, Leases, (“ASC 842”) requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of ASC 842 in determining the present value of lease payments for existing leases. The Company uses information available at the lease commencement date to determine the discount rate for any new leases.

In the year ended December 31, 2020, the Company recorded impairment losses of $6.3 million related to right of use assets subsequent to vacating the real estate.

Refer to Note 11 for additional information.

(l)  Convertible Promissory Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received among freestanding instruments according to ASC 470, Debt ("ASC 470,") based upon their relative fair values.  The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model.  Convertible notes are subsequently carried at amortized cost.  The fair value of the warrants is recorded as additional paid-in capital, with a corresponding debt discount from the face amount of the convertible note.

Each convertible note is analyzed for the existence of a beneficial conversion feature, defined as the fair value of the common stock at the commitment date for the convertible note less the effective conversion price. Beneficial conversion features are recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note.)  The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.  Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

Each convertible note is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible note and separate accounting treatment.

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

(m)  Fair Value Measurements

U.S. GAAP requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

●	Level 1 - Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.
●	Level 2 - Quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
●	Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Our financial assets and liabilities that are measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued other expenses, and other current liabilities. The fair values of these assets and liabilities approximate carrying amounts because of the short-term nature of these instruments.

Our financial and non-financial assets and liabilities that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, asset retirement obligations, and adjustment in carrying amount of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. Refer to Notes 2(f), 2(h), 2(i), 2(j), and 2(k) for additional information on impairment losses.

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

(o)  Foreign Currency Translation

The Company uses the United States dollar (“$” or “USD”) as its reporting currency. The Company’s worldwide operations utilize the local currency or USD as the functional currency, where applicable. For certain foreign subsidiaries, USD is used as the functional currency, and the local records are maintained in USD. This occurs when the subsidiary is considered an extension of the parent. The functional currency of certain subsidiaries and VIEs located in the Peoples Republic of China (“PRC” or “China”) and Hong Kong is either the Renminbi (“RMB”) or Hong Kong dollars (“HKD.”) In the consolidated financial statements, the financial information of the entities which use RMB and HKD as their functional currency has been translated into USD: assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets.

Transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated in the functional currency at the applicable rates of exchange in effect at the balance sheet date. The resulting exchange differences are recorded in “Other income (expense), net” in the consolidated statements of operations.

(p)  Revenue Recognition

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

The Company  performs an analysis of the relevant terms of its sales contracts, including whether or not it controls the product prior to sale, whether or not it incurs inventory risk, and other factors in order to determine if revenue should be recorded as a principal or agent.

Certain customers may receive discounts or rebates, which are accounted for as variable consideration.  Variable consideration is estimated based on the expected amount to be provided to customers, and initially reduces revenues recognized.

The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all of the deferred revenue as of December 31, 2019 was recognized as revenue in the year ended December 31, 2020.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(q)  Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $0.2 million and $24,394 in the years ended December 31, 2020 and 2019, respectively.

(r)  Research and Development Costs

The Company expenses research and development costs, which may be incurred for the design, development, experimentation and testing of products related to the automotive industry.

(s)  Share-Based Compensation

The Company awards share options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments.”) Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. The Company recognizes the compensation cost over the period the individual is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the effect of forfeiture as they occur. When no future services are required to be performed by the individual in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2020 and 2019.

On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Tax Act”) was signed into law, which among other effects, reduces the U.S. federal corporate income tax rate to 21.0% from 34.0% (or 35.0% in certain cases) beginning in 2018, and requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. The Tax Act also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.

(u)  Net Loss Per Share Attributable to IDEX Shareholders

Net loss per share attributable to our shareholders is computed in accordance with ASC 260, Earnings Per Share (Topic 260) (“ASC 260.”) The two-class method is used for computing earnings per share. Under the two-class method, net income is allocated between common shares and participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s convertible redeemable preferred shares are participating securities because the holders are entitled to receive dividends or distributions on an as converted basis. For the years presented herein, the computation of basic loss per share using the two-class method is not applicable as the Company is in a net loss position and net loss is not allocated to other participating securities, since these securities are not obligated to share the losses in accordance with the contractual terms.

Basic net loss per share is computed by dividing net loss attributable to IDEX common shareholders by the weighted average number of common shares outstanding during the period. Options and warrants are not considered outstanding in computation of basic earnings per share. Diluted net loss per share is computed by dividing net loss attributable to IDEX common shareholders by the weighted-average number of common shares and potential common shares outstanding during the period under the treasury stock method. Potential common shares include options and warrants to purchase common shares, preferred shares and convertible promissory notes, unless they were anti-dilutive. The computation of diluted net loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net loss per share.

(v)  Reclassifications of a General Nature

The Company has renamed captions in its consolidated balance sheet, consolidated statement of operations, and its consolidated statement of cash flows.  There were no changes to the composition of these accounts, and therefore no change to the consolidated financial accounts aside from the renaming of the captions.

Statement	Previous caption	Current caption
Consolidated balance sheet	Acquisition earn-out liability	Contingent consideration
Consolidated statement of operations	Acquisition earn-out/true up expense, net	Change in fair value of contingent consideration, net
Consolidated statement of cash flows	Acquisition earn-out expense	Change in fair value of contingent consideration, net

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss, total assets, or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease. The Company adopted ASU 2016-02 as of January 1, 2019, using a modified retrospective transition method.

The lease liability was based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using the Company’s incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under the transition guidance, the Company elected several practical expedients that permitted the Company to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The adoption of ASU 2016-02 resulted in the recording of operating right-of-use assets and the related lease liabilities of $3.6 million and $3.7 million, respectively, as of January 1, 2019. The difference between the additional right-of-use assets and lease liabilities was immaterial. The adoption of ASU 2016-02 did not materially impact the consolidated statement of operations and had no impact on the consolidated statement of cash flows. Refer to Note 11 for additional information.

In July 2017, the FASB issued ASU No. 2017-11 (“ASU 2017-11”) “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which applies to issuers of financial instruments with down round features. A down round feature is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. ASU 2017-11 amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments, and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. The Company adopted ASU 2017-11 as of January 1, 2019 on a prospective basis. Refer to Note 13 for additional information.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”) “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, “Revenue from Contracts with Customers.” The Company adopted ASU 2018-07 as of January 1, 2019 on a modified retrospective basis. There was no impact to the consolidated financial statements because the Company did not have material payments in the year ended December 31, 2019.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) "Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10,”) which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company.  The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”) “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions currently provided for in ASC 740, “Income Taxes” (“ASC 740,”) and by amending certain other requirements of ASC 740.  The changes resulting from ASU 2019-12 will be made on a retrospective or modified retrospective basis, depending on the specific exception or amendment.  For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company will adopt ASU 2019-12 effective January 1, 2021. The adoption of this standard is not expected to be material.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting, and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital.  ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.   For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company  are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company will adopt ASU 2020-06 effective January 1, 2021.  Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.  The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Note 3.    Notes Receivable

(a)	Zhu Note Receivable

In May 2020, a subsidiary of the Company, Qingdao Chenyang Ainengju New Energy Sales and Service Company Limited ("Energy Sales") provided a note receivable to Mr. Jianya Zhu ("Mr. Zhu") in the amount of 10.0 million RMB ($1.4 million). Mr. Zhu, through his wholly-owned entity Prime Capital Enterprise Pte. Ltd., provided collateral in the form of its 50.0% ownership of Seven Stars Founder Space Industrial Pte. Ltd ("Founder Space.") Founder Space is also 50.0% owned by a related party, Seven Stars Innovative Industries Group Limited, an affiliate of Dr. Bruno Wu (“Dr. Wu,”) the former Chairman of the Company. Mr. Zhu agreed to repay 10.5 million RMB ($1.5 million) one month from the disbursement date. In September 2020, a third-party satisfied the note receivable and accrued interest in the amount of 10.5 million RMB ($1.5 million) on behalf of Mr. Zhu, and the Company terminated the note and collateral agreement.

(b)	Fuzhou Note Receivable

In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited ("Zhengtong") in the amount of 3.0 million RMB ($0.4 million). The note receivable is not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. The Company has recorded a reserve of $0.5 million against this note receivable.

Note 4.    Revenue

The following table summarizes the Company's revenues disaggregated by revenue source, geography (based on the Company's business locations), and timing of revenue recognition (in thousands):

	Year Ended
	December 31,	December 31,
	2020	2019
Geographic Markets
Malaysia	$83	$—
USA	1,631	41,873
PRC	25,045	2,693
Total	$26,759	$44,566

Product or Service
Digital asset management services	$—	$40,700
Digital advertising services and other	1,631	1,173
Electric vehicles*	19,462	2,693
Combustion engine vehicles*	5,160	—
Charging and batteries*	506	—
Total	$26,759	$44,566

Timing of Revenue Recognition
Products and services transferred at a point in time	$26,729	$3,866
Services provided over time	30	40,700
Total	$26,759	$44,566

*The revenues for the years ended December 31, 2020 and 2019 were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. The majority of the revenue from the sale of electric vehicles, as well as revenue from the sale of the combustion engine vehicles and charging and batteries for the year ended December 31, 2020 were recorded on a Principal basis because the Company has inventory risk in the transactions. The revenue from the sale of electric vehicles for the year ended December 31, 2019 was recorded on an Agent basis due to the terms of the transaction.

In the year ended December 31, 2020, the balance of deferred revenue increased primarily as the Company sold vehicles with on-site maintenance agreement and allocated a portion of the transaction price to this performance obligation and will recognize this revenue over the service period.

In the year ended December 31, 2020 the Company sold vehicles whose contractual terms contained provisions which gave rise to variable consideration or other obligations. The Company has estimated the variable consideration and other obligations, and will continue to revise these estimates in the future.  The liabilities associated with these estimates are recorded as “Deferred revenue” or “Other long-term liabilities,” as appropriate, in the consolidated balance sheet.

Note 5.    VIE Structure and Arrangements

The Company consolidated certain VIEs located in the PRC in which it held variable interests and was the primary beneficiary through contractual agreements. The Company was the primary beneficiary because it had the power to direct activities that most significantly affected their economic performance and had the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations and financial position of these VIEs are included in the consolidated financial statements for the year ended December 31, 2019. A shareholder in one of the VIEs is the spouse of Bruno Wu (“Dr. Wu,”) the former Chairman of the Company.

Refer to Note 10 for information on an additional VIE.

The contractual agreements listed below, which collectively granted the Company the power to direct the VIEs activities that most significantly affected their economic performance, as well to cause the Company to have the obligation to absorb or right to receive the majority of their losses or benefits, were terminated by all parties on December 31, 2019. As a result, the Company deconsolidated the VIEs as of December 31, 2019. The deconsolidation resulted in a net loss of $2.0 million recorded in “Gain (loss) on disposal of subsidiaries, net” in the consolidated statements of operations, and a statutory income tax of $0.2 million in the year ended December 31, 2019.

For these consolidated VIEs, their assets were not available to the Company and their creditors did not have recourse to the Company.

Prior to December 31, 2019, in order to operate certain legacy business in the PRC and to comply with PRC laws and regulations that prohibit or restrict foreign ownership of companies that provides value-added telecommunication services, the Company entered into a series of contractual agreements with two VIEs. These contractual agreements were initially set to expire in March 2030 and April 2036, respectively, and could not be terminated by the VIEs, except with the consent of, or a material breach, by the Company.

The key terms of the VIE agreements are summarized as follows:

●	Equity Pledge Agreement - The VIEs’ shareholders pledged all of their equity interests in the VIEs to a wholly-owned subsidiary of the Company in the PRC;
●	Call Option Agreement - The VIEs’ shareholders granted an exclusive option to a wholly-owned subsidiary of the Company in the PRC, or its designee, to purchase all or any portion of the VIEs’ shareholders’ equity in the VIEs;
●	Power of Attorney - The VIEs’ shareholders granted to a wholly-owned subsidiary of the Company in the PRC the irrevocable right, for the maximum period permitted by law, all of its voting rights as shareholders of VIEs;
●	Technical Service Agreement – A wholly-owned subsidiary of the Company in the PRC had the exclusive right to provide technical service, marketing and management consulting service, financial support service and human resource support services to the VIEs, and the VIEs were required to take all commercially reasonable efforts to permit and facilitate the provision of the services;
●	Spousal Consent - The spouses of the VIEs’ shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Call Option Agreement and Power of Attorney agreement;
●	Letter of Indemnification – A wholly-owned subsidiary of the Company in the PRC agreed to indemnify such nominee shareholder against any personal, tax or other liabilities incurred in connection with their role in equity transfer to the greatest extent permitted under PRC law;

●	Management Services Agreement - In addition to agreements described above, another of the Company’s wholly-owned subsidiaries entered into a Management Services Agreement with each VIE. Pursuant to such Management Services Agreement, the wholly-owned subsidiary had the exclusive right to provide to the VIE management, financial and other services related to the operation of the VIE’s business, and the VIE was required to take all commercially reasonable efforts to permit and facilitate the provision of the services by the subsidiary. In addition, at the sole discretion of the subsidiary, the VIE was obligated to transfer to the subsidiary, or its designee, any part or all of the business, personnel, assets and operations of the VIE which could be lawfully conducted, employed, owned or operated by the subsidiary; and
●	Loan Agreement - Pursuant to the Loan Agreement dated April 5, 2016, a wholly-owned subsidiary of the Company in the PRC agreed to lend RMB 19.8 million and RMB 0.2 million, respectively, to the VIEs’ shareholders, one of whom is the spouse of Dr. Wu, the Company’s former Chairman. The termination of the Loan Agreement resulted in a loss of $5.1 million in the year ended December 31, 2019.

Note 6.    Acquisitions and Divestitures

2020 Acquisitions and Divestitures

The Company has not acquired any companies nor disposed of any subsidiaries in the year ended December 31, 2020, with the exception of the disposition of its remaining 10.0% interest in Amer Global Technology Limited ("Amer") as disclosed in Note 6(e).

The Company may divest certain businesses from time to time based upon review of the Company's portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In the year ended December 31, 2020, the Company commenced the liquidation of a consolidated entity and therefore deconsolidated the entity. As a result of the deconsolidation, the Company recorded a gain of $0.3 million in "Gain (loss) on disposal of subsidiaries, net” and bad debt expense of $0.2 million in "Selling, general and administrative expense" in the consolidated statements of operations.

2019	Acquisitions

(a)  Acquisition of Tree Technologies Sdn. Bhd. ("Tree Technologies")

On December 26, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market.  The acquisition price was comprised of (1) $0.9 million in cash, (2) 9.5 million shares of Ideanomics common stock, and (3) contingent consideration of up to $32.0 million over three years, to be paid in cash or Ideanomics common shares at the election of the Company. The contingent consideration was initially based upon revenue targets over three 12 month periods beginning in the three months ended December 31, 2019; due to financing delays and resulting production delays, these three 12 month periods commenced on July 1, 2020. In the year ended December 31, 2020, the Company recorded remeasurement gains of $7.0 million in "Change in fair value of contingent consideration, net" in the consolidated statements of operations. As of December 31, 2020, the recorded balance of this liability was $8.3 million.

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

Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia.  The Company intends to develop this land and lease it to Tree Manufacturing for the manufacture of EVs. As part of the acquisition, Tree Technologies acquired an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing.  The goodwill arising from the acquisition consists largely of the synergies expected from the fulfillment of these contracts.  None of the goodwill recognized is expected to be deductible for tax purposes.

The following table summarizes the acquisition-date fair value of assets acquired and liabilities assumed, as well as the fair value of the non-controlling interest in Tree Technologies recognized. The Company has completed the fair value analysis of the assets acquired, liabilities assumed, the noncontrolling interest, and the contingent consideration, and therefore the adjustments are incorporated in the table below (in thousands):

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

Refer to Note 9(e) for information regarding the impairment of the marketing and distribution agreement.

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

Refer to Note 9(c) for information regarding the impairment of Grapevine’s influencer network.

(c)  Acquisition of Delaware Board of Trade Holdings, Inc. (“DBOT”)

In April 2019, the Company entered into a securities purchase agreement to acquire 6.9 million shares in DBOT in exchange for 4.4 million shares of the Company’s common stock at $2.11 per share. In July 2019, the Company entered into another securities purchase agreement to acquire an additional 2.2 million shares in DBOT in exchange for 1.4 million shares of the Company’s common stock at $2.11 per share. The two transactions, which increased the Company’s ownership in DBOT to 99.0% as of that date, were completed in July 2019. The securities purchase agreements required the Company to issue contingent consideration in the form of additional shares of the Company’s common stock in the event the stock price of the common stock falls below $2.11 at the close of trading on the date immediately preceding the lock-up date, which was 9 months from the closing date. The Company accounted for the contingent consideration as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company recorded this liability at fair value of $2.2 million on the date of acquisition. As of December 31, 2019, the Company remeasured this liability to $7.3 million and the remeasurement loss of $5.1 million was recorded in “Change in fair value of contingent consideration, net” in the consolidated statements of operations. In the year ended December 31, 2020, the Company recorded remeasurement losses of $1.5 million in “Change in fair value of contingent acquisition, net” in the consolidated statements of operations, and partially satisfied the liability with the issuance of 13.1 million shares of common stock. As of December 31, 2020, the recorded balance of this liability was $0.6 million. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future.

Immediately prior to the consummation of the transaction, the Company’s investment in DBOT consisted of 37.0% of the common shares outstanding, which had a fair value of $3.1 million, and the Company recorded a loss of $3.2 million to record the investment in DBOT to its fair value. This loss was recorded in “Loss on remeasurement of DBOT investment” in the consolidated statements of operations in the year ended December 31, 2019. The fair value of the investment in DBOT immediately prior to the consummation of the transaction was determined in conjunction with the overall fair value determination of the DBOT assets acquired and liabilities assumed.

DBOT operated three companies: (1) DBOT ATS LLC, an SEC recognized Alternative Trading System (“ATS;”) (2) DBOT Issuer Services LLC, focused on setting and maintaining issuer standards, as well as the provision of issuer services to DBOT designated issuers; and (3) DBOT Technology Services LLC, focused on the provision of market data and marketplace connectivity. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and DBOT, as the Company expected to execute its business plan of selling digital tokens and digital assets and other commodities on an approved ATS.

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

December 31, 2019
Revenue	$44,675
Net loss attributable to IDEX common shareholders	$(99,417)

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
$15,055

The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill, of which none is expected to be deductible for tax purposes. For all intangible assets acquired, the continuing membership agreements were determined to have a useful life of 20 years and the customer list a useful life of 3 years.

Refer to Note 9 for information regarding the impairment of DBOT's goodwill, continuing membership agreement, and customer list.

2019 Divestitures

(d)  Red Rock Global Capital LTD (“Red Rock”)

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it had incurred operating losses and its business was no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Gain (loss) on disposal of subsidiaries, net” in the consolidated statements of operations in the year ended December 31, 2019.

(e)  Amer Global Technology Limited

On June 30, 2019, the Company entered into an agreement with BCC Technology Company Limited (“BCC”) and Tekang Holdings Technology Co., Ltd (“Tekang ”) pursuant to which Tekang will inject certain assets in the robotics and electronic internet industry and Internet of Things business consisting of manufacturing data, supply chain management and financing, and lease financing of industrial robotics into Amer in exchange for 71.8% of ownership interest in Amer. The parties subsequently entered into several amendments including: (1) changing the name of Amer to Logistorm Technology Limited, (2) issuing 39,500 new shares in Amer or 71.8% ownership interest to BCC instead of Tekang, (3) issuing 5,500 new shares in Amer or 10.0% ownership interest to Merry Heart technology Limited, and (4) the Company is responsible for 20.0% of any potential tax obligation associated with Amer, if Amer fails to be publicly listed in 36 months from the closing date of this transaction. The Company concluded that it’s not probable that this contingent liability would be incurred. As a result of this transaction, the Company’s ownership interest in Amer was diluted from 55.0% to 10.0%. The transaction was completed on August 31, 2019.

The Company recognized a disposal gain of $0.5 million as a result of the deconsolidating Amer, and such gain was recorded in “Gain (loss) on disposal of subsidiaries, net” in the consolidated statements of operations in the year ended December 31, 2019. $0.1 million of the gain is attributable to the 10.0% ownership interest retained in Amer. In addition, on the date Amer was deconsolidated, the Company recorded a bad debt expense of $0.6 million relating to a receivable due from Amer to a subsidiary of the Company, which was recorded in “Selling, general and administrative expense” in the consolidated statements of operations in the year ended December 31, 2019.

Pro forma results of operations for the year ended December 31, 2019 have not been presented because they are not material to the consolidated results of operations. Amer had no revenue and minimal operating expenses in the year ended December 31, 2019.

In the three months ended September 30, 2020, the Company sold its remaining 10.0% interest in Amer to Fintalk Media Inc., a related party, for a nominal amount. As the Company had no basis in its remaining interest in Amer, the gain recognized on the sale was de minimis.  As part of this transfer, the Company is no longer liable for the contingent liability mentioned above.

Note 7.    Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	December 31,	December 31,
	2020	2019
Accounts receivable, gross	$8,619	$2,405
Less: allowance for doubtful accounts	(1,219)	—
Accounts receivable, net	$7,400	$2,405

As of December 31, 2020 and 2019, the gross balance includes the taxi commission revenue receivables from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. of $1.2 million and $2.3 million, respectively.

The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	December 31,	December 31,
	2020	2019
Balance at the beginning of the year	$—	$—
Increase in the allowance for doubtful accounts	(1,219)	—
Balance at the end of the year	$(1,219)	$—

In the year ended December 31, 2020, the Company increased its allowance for doubtful accounts by $1.2 million for the accounts receivable from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.

Note 8.    Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	December 31,	December 31,
	2020	2019
Furniture and office equipment	$315	$441
Vehicle	229	62
Leasehold improvements	246	243
Total property and equipment	790	746
Less: accumulated depreciation	(460)	(368)
Property and equipment, net	330	378
Fintech Village
Land	2,750	3,043
Building	—	309
Assets retirement obligations - environmental remediation	4,500	6,496
Capitalized direct development cost	—	2,713
Construction in progress (Fintech Village)	7,250	12,561
Property and Equipment, net	$7,580	$12,939

The Company recorded depreciation expense of $0.1 million and $0.1 million in the years ended December 31, 2020 and 2019, respectively.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

On October 10, 2018, the Company purchased a 58-acre former University of Connecticut campus in West Hartford from the State of Connecticut for $5.2 million in cash and also assumed responsibility of the environmental remediation. The Company obtained a surety bond in favor of the University of Connecticut and the State of Connecticut (the “Seller”) in connection with the Company’s environmental remediation obligations. The Company initially recorded asset retirement obligations in the amount of $8.0 million, which was the estimate performed by the Seller and at a discount to the purchase price, therefore, the Company considered it a reasonable estimate of fair value of its asset retirement obligation pursuant to ASC 410. The Company will assess asset retirement obligations periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

The following table summarizes the activity in the asset retirement obligation for the year ended December 31, 2020 (in thousands):

	January 1,	Liabilities	Remediation	Accretion		December 31,
	2020	Incurred	Performed	Expense	Revisions	2020
Asset retirement obligation	$5,094	$—	$(441)	$—	$—	$4,653

The Company capitalized direct costs incurred on Fintech Village and the capitalized cost is recorded as part of Construction in progress. Capitalized costs were $0 million and $2.7 million as of December 31, 2020 and 2019, respectively, and are primarily related to legal and architect costs.

In the year ended December 31, 2020, the Company impaired the remaining building with a carrying amount of $0.3 million and land with a carrying amount of $0.3 million and the related asset retirement cost with a carrying amount of $2 million and the capitalized architect costs with a carrying amount of $2.7 million.

In the year ended December 31, 2019, the Company impaired buildings with a carrying amount of $2.3 million, which were subsequently demolished, and impaired related asset retirement costs of $1.5 million.

In connection with the acquisition, the Company also entered into an Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development (the “Assistance Agreement,”) pursuant to which the State of Connecticut may provide up to $10.0 million of financial assistance (the “Funding”) which in such case shall be evidenced by a promissory note, provided, however, that the aggregate principal of the funding shall not exceed 50% of the cost of the project. The Company will provide security for its obligation to repay the Funding to the State of Connecticut in the form of a first position mortgage. The Company agrees that in exchange for the Funding it will provide a minimum number of jobs at a minimum annual amount of compensation by December 31, 2021. Failure of the Company to do so will subject it to certain cash penalties for each employee below the minimum employment threshold. If the Company meets the employment obligations it is eligible for forgiveness of up to $10.0 million of the Funding. The Company will agree to certain covenants with respect to the Funding and such Funding may become immediately due and payable upon the occurrence of certain standard events of default. There were no borrowings from the Funding as of December 31, 2020 and 2019.

Note 9.    Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 (in thousands):

Balance as of January 1, 2019	$705
Acquisitions	22,639
Balance as of December 31, 2019	23,344
Measurement period adjustments*	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	$1,165

*During the three months ended December 31, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. The Company adjusted goodwill balance in connection with the completion of acquisition accounting. Refer to Note 6(a) for additional information related to the acquisition.

Impairment of DBOT Goodwill

Throughout 2020, the Company pursued its initial business goals for DBOT involving the sale of digital securities and brokering commodity products, more specifically investigating applications to new and underserved markets, or targeting of specific transactions, such as the origination of foreign securities, the formation of an investment vehicle with a third-party, or the securitization of digital assets. These efforts have not come to fruition, and although the Company continues these efforts, the Company concluded sufficient impairment indicators existed to evaluate the fair value of DBOT’s intangible assets.  As part of this fair value analysis, the Company determined that the goodwill associated with the DBOT acquisition was fully impaired, and recorded an impairment loss of $9.3 million. Refer to Note 9(d) for information regarding the impairment of DBOT’s continuing membership agreement and customer list.

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

		December 31, 2020				December 31, 2019
	Weight
	Average	Gross				Gross
	Remaining	Carrying	Accumulated	Impairment	Net	Carrying	Accumulated	Impairment	Net
	Useful Life	Amount	Amortization	Loss	Balance	Amount	Amortization	Loss	Balance
Amortizing Intangible Assets
Software and licenses	—	$97	$(97)	$—	$—	$97	$(97)	$—	$—
Solid Opinion IP (a)	—	4,655	(4,655)	—	—	4,655	(776)	—	3,879
Fintalk intangible assets (b)	—	635	(635)	—	—	635	(635)	—	—
Influencer network (c)	2	1,980	(462)	(843)	675	1,980	(264)	—	1,716
Customer contract (c)	0.6	500	(389)	—	111	500	(222)	—	278
Continuing membership agreement (d)	18.5	8,255	(619)	(7,076)	560	8,255	(206)	—	8,049
Customer list (d)	—	59	(29)	(30)	—	59	(10)	—	49
Trade name (c)	12.7	110	(17)	—	93	110	(10)	—	100
Technology platform (c)	1	290	(97)	—	193	290	(55)	—	235
Land use rights (e)	98.0	28,162	(142)	—	28,020	27,079	—	—	27,079
Marketing and distribution agreement (e)	—	12,817	(320)	(12,497)	—	11,333	—	—	11,333
Total		57,560	(7,462)	(20,446)	29,652	54,993	(2,275)	—	52,718
Indefinite lived intangible assets
Website name		25	—	—	25	25	—	—	25
Patent		28	—	—	28	28	—	—	28
Total		$57,613	$(7,462)	$(20,446)	$29,705	$55,046	$(2,275)	$—	$52,771
a)	During the first quarter of 2019, the Company completed the acquisition of certain assets from Solid Opinion in exchange for 4.5 million shares of the Company’s common stock with a fair value of $7.2 million. The assets acquired included cash of $2.5 million and intellectual property (“IP”) which was thought to be complementary to the IP of Grapevine. The parties agreed that 0.5 million of such shares of common stock (“Escrow Shares”) would be held in escrow until February 19, 2020 in connection with SolidOpinion’s indemnity obligations pursuant to the agreement. SolidOpinion had the rights to vote and receive the dividends paid with respect to the Escrow Shares. The Escrow Shares were scheduled to be released on February 19, 2020, and were released in April 2020. During the three months ended December 31, 2020, the Company performed a business analysis of Grapevine, and determined that the IP acquired was no longer complimentary to that of Grapevine. For that reason and other factors, the Company determined that the SolidOpinion IP had no remaining useful life and, accordingly, amortized the remaining unamortized net balance.

b)	In September 2018, the Company entered into an agreement to purchase Fintalk Assets from Sun Seven Star International Limited, a Hong Kong company and an affiliate of Dr. Wu. FinTalk Assets include the rights, titles and interest in a secure mobile financial information, social, and messaging platform that has been designed for streamlining financial-based communication for professional and retail users. The initial purchase price for the Fintalk Assets was $7.0 million payable with $1.0 million in cash and shares of the Company’s common stock with a fair market value of $6.0 million. The Company paid $1.0 million in October 2018 and recorded this amount in prepaid expenses as of December 31, 2018 because the transaction had not closed. The purchase price was later amended to $6.4 million, payable with $1.0 million in cash and shares of the Company’s common stock with a value of $5.4 million. The Company issued 2.9 million common shares in June 2019 and completed the transaction. In the fourth quarter of 2019, management determined these assets had no future use and recorded an impairment loss of $5.7 million.
c)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. Refer to Note 6(b). In connection with the previously mentioned business analysis of Grapevine, the Company determined that the attrition rate of the influencer network had accelerated, and performed an impairment analysis, and recorded an impairment loss of $0.8 million. As a result of this analysis of the influencer network, the Company also determined that the remaining useful life of the influencer network should be reduced to two years, effective January 1, 2021.
d)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT's intangible assets mentioned above, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million. The Company also recorded an impairment loss of $30,000 related to DBOT's customer list. Refer to Note 6(c) for additional information related to the acquisition.
e)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. As part of the acquisition, Tree Technologies acquired an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing. Upon acquisition, the fair value of this agreement was determined to be $11.3 million. In the three months ended December 31, 2020, Tree Technologies obtained a domestic EV manufacturing license in Malaysia; and therefore determined it would not purchase vehicles from Tree Manufacturing. The Company intends to sever all commercial relationships with Tree Manufacturing, and believes it has the ability to do so. Accordingly, the Company determined there was no underlying value to the marketing and distribution agreement, and recorded an impairment loss of $12.5 million. Refer to Note 6(a) for additional information related to the acquisition.
f)	During the first quarter of 2019, the Company completed the sale of certain intangible assets to GTD, and entered into a service agreement with GTD, a minority shareholder, in exchange for GTB. As a result of these transactions, the Company received 8.3 million GTB. On October 29, 2019, GTB had an unexpected significant decline in quoted price, from $17.00 to $1.84. This decline continued through the fourth quarter of 2019, and on December 31, 2019 the quoted price was $0.23. As a result of this decline in quoted price, and its inability to convert GTB into other digital currencies which were more liquid, or fiat currency, the Company performed an impairment analysis in the fourth quarter of 2019 and recorded an impairment loss of $61.1 million. Refer to Note 15(b) for additional information on the transactions denominated in GTB.

Amortization expense, excluding impairment losses of $20.5 million and $66.8 million for the years ended December 31, 2020 and 2019, respectively, mentioned above, relating to intangible assets was $5.2 million and $2.1 million for the years ended December 31, 2020, and 2019, respectively.

The following table summarizes future expected amortization expense (in thousands):

Amortization to be
Years ending December 31,	recognized
2021	$984
2022	640
2023	322
2024	322
2025	322
2026 and thereafter	27,062
Total	$29,652

Note 10.  Long-term Investments

The following table summarizes the composition of long-term investments (in thousands):

	December 31,	December 31,
	2020	2019
Non-marketable equity investments	$6,014	$5,967
Equity method investments	2,556	16,654
Total	$8,570	$22,621

Non-marketable equity investments

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, impairment losses of $0.2 million and $3.0 million were recorded in the years ended December 31, 2020 and 2019 and are recorded in “Impairment losses” in the consolidated statements of operations.

The Company sold one non-marketable equity investment with a carrying amount of $3.2 million for GTB and recognized no gain or loss on the sale in the year ended December 31, 2019. Refer to Note 15(b) for additional information.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		December 31, 2020
				Income (loss)	Reclassification	Impairment		Foreign currency
		January 1, 2020	Addition	on investment	to subsidiaries	losses	Disposal	translation adjustments	December 31, 2020
BDCG	(a)	$9,800	$—	$—	$—	$(9,800)	$—	$—	$—
Glory	(b)	6,854	—	(4)	—	(6,850)	—	—	—
Solectrac	(c)	—	2,600	(44)	—	—	—	—	2,556
Total		$16,654	$2,600	$(48)	$—	$(16,650)	$—	$—	$2,556

		December 31, 2019
				Income (loss)	Reclassification	Impairment		Foreign currency
		January 1, 2019	Addition	on investment	to subsidiaries	losses	Disposal	translation adjustments	December 31, 2019
Wecast Internet	(d)	$4	$—	$—	$—	$(6)	$—	$2	$—
Hua Cheng	(e)	308	—	(33)	—	—	(245)	(30)	—
BDCG	(a)	9,800	—	—	—	—	—	—	9,800
DBOT	(f)	6,844	—	(3,720)	(3,124)	—	—	—	—
Glory	(b)	—	19,992	(76)	—	(13,062)	—	—	6,854
Total		$16,956	$19,992	$(3,829)	$(3,124)	$(13,068)	$(245)	$(28)	$16,654

All the investments above are privately held companies; therefore, quoted market prices are not available. The Company has received no dividends from equity method investees in the years ended December 31, 2020 and 2019.

a)	BBD Digital Capital Group Ltd. (“BDCG”)

In 2018, the Company signed an investment agreement with two unrelated parties to establish BDCG, subsequently renamed Intelligenta, for providing block chain services for financial or energy industries by utilizing artificial intelligence and big data technology in the United States. On April 24, 2018, the Company acquired 20.0% equity ownership in BDCG from one noncontrolling party for total consideration of $9.8 million which consisted of $2.0 million in cash and $7.8 million paid in the form of the Company’s capital stock (valued at $2.60 per share and equal to 3.0 million shares of the Company’s common stock), increasing the Company’s ownership to 60.0%. The remaining 40.0% of BDCG are held by Seasail Ventures Limited (“Seasail.”) The accounting treatment for the investment is based on the equity method due to variable substantive participating rights (in accordance with ASC 810) granted to Seasail.

Intelligenta’s target customer base  is financial institutions and large energy companies in the U. S.; however, due to the political relations between the U.S. and China, Intelligenta has been unable to commercialize its product as such companies are hesitant to engage a company with China-based ownership to perform AI and block chain services.  The Company evaluated the business prospects of Intelligenta, and determined the investment was impaired, and the impairment was other-than-temporary.  Accordingly, the Company recorded an impairment loss of $9.8 million in “Impairment of and equity in loss of equity method investees” in the consolidated statements of operations in the year ended December 31, 2020.

Intelligenta has yet to record revenue or earnings or losses, and therefore its statement of operations and balance sheet data are not material.

As of December 31, 2019, the excess of the Company’s investment over its proportionate share of Intelligenta’s net assets was $9.8 million. The difference represented goodwill and was not amortized.

b)	Glory Connection Sdn. Bhd (“Glory”)

On July 18, 2019, the Company entered into an acquisition agreement to purchase a 34.0% interest in Glory, a Malaysian company, from its shareholder Beijing Financial Holding Limited, a Hong Kong registered company, for the consideration of 12.2 million restricted common shares of the Company, initially representing $24.4 million at $2.00 per share, the contract price, and subsequently revised to $20.0 million at $1.64 per share, the closing price on the date of acquisition. As part of this transaction, the Company was also granted an option to purchase a 40.0% interest in Bigfair Holdings Limited (“Bigfair”) from its shareholder Beijing Financial Holding Limited for an exercise price of $13.2 million in the form of common shares of the Company. Bigfair holds a 51.0% ownership stake in Glory. The option is exercisable from July 18, 2020 to July 19, 2021. If the option is exercised, the Company would have 20.4% indirect ownership in Glory in addition to the 34.0% direct ownership it already has.

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

Tree Technologies had also entered into a product supply arrangement and a product distribution arrangement with a subsidiary of Glory.  The Company performed an assessment of these arrangements, and determined that Glory is a variable interest entity, but that the Company is not the prime beneficiary.  As of December 31, 2019, the Company accounted for Glory as an equity method investment.  Refer to Note 6(a) for additional information on the acquisition of Tree Technologies.

In the three months ended December 31, 2020, Tree Technologies obtained a domestic EV manufacturing license in Malaysia; and therefore determined it would not purchase vehicles from Glory's subsidiary, Tree Manufacturing. As Glory's value was predicated on the underlying manufacturing agreement between Tree Technologies and Tree Manufacturing, the Company evaluated the business prospects of Glory, and determined that its investment was impaired, and the impairment was other-than-temporary. Accordingly, the Company recorded an impairment loss of $6.9 million in "Impairment of and equity in loss of equity method investees" in the consolidated statements of operations in the year ended December 31, 2020. Refer to Note 9(e) for information on the impairment loss recorded with respect to the manufacturing agreement with Tree Manufacturing.

As of December 31, 2019, the excess of the Company’s investment over its proportionate share of Glory’s net assets was $6.6 million. The difference represented an amortizing intangible asset.

The following table summarizes the income statement information of Glory for the year ended December 31, 2019 (in thousands):

December 31, 2019
Revenue	$33
Gross profit	10
Net loss from operations	(597)
Net loss	(586)
Net loss attributable to Glory	(324)

(c)	Solectrac, Inc. (“Solectrac”)

On October 22, 2020, the Company acquired 1.4 million common shares, representing 15.0% of the total common shares outstanding, of Solectrac for a purchase price of $0.91 per share, for total consideration of $1.3 million.  On November 19, 2020, Ideanomics acquired an additional 1.3 million shares of common stock for $1.00 per share, for a subsequent investment of $1.3 million.  With this subsequent investment, Ideanomics owned 2.7 million common shares out of a total number of issued and outstanding common shares of 10.2 million after the transaction, or 27.0%.

Solectrac develops, assembles and distributes 100% battery-powered electric tractors-an alternative to diesel tractors-for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy.

(d)	Wecast Internet limited (“Wecast Internet”)

As of January 1, 2019, the Company had a 50.0% interest in Wecast Internet. Wecast Internet was in the process of liquidation and the remaining carrying amount of $6,000 was impaired in the year ended December 31, 2019.

(e)	Hua Cheng Hu Dong (Beijing) Film and Television Communication Co., Ltd. (“Hua Cheng”)

As of January 1, 2019, the Company held a 39.0% equity ownership in Hua Cheng, a company established to provide integrated value-added service solutions for the delivery of video on demand and enhanced content for cable providers. This investment was held by a PRC VIE and was deconsolidated on December 31, 2019. Refer to Note 5 for additional information on the PRC VIEs.

(f)	Delaware Board of Trade Holdings, Inc.

DBOT is an approved and licensed FINRA and SEC regulated electronic trading platform. One of the Company’s subsidiaries was powered by DBOT’s platform, trading system and technology. The Company previously accounted for this investment using the cost method as the Company then owned less than 4.0% of the common shares and the Company did not have significant influence over DBOT.

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

The Company has determined the fair value of the lease and recorded the lease in accordance with ASC 842, ASC 845 Nonmonetary Transactions(“ASC 845,”) and ASC 958, Not-for-Profit Entities (“ASC 958.”) In connection with this lease agreement, the Company recorded operating right of use assets of $7.2 million, and an operating lease liability of $7.2 million. The fair value of the annual lease payments is $0.7 million.

As of December 31, 2020, the Company’s operating lease right of use assets and operating lease liability are $7.1 million and $7.2 million, respectively. The weighted-average remaining lease term is 13.7 years and the weighted-average discount rate is 4.4%.

The following table summarizes the components of lease expense (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$1,600	$1,708
Short-term lease cost	349	317
Sublease income	(74)	(42)
Total	$1,875	$1,983

The following table summarizes supplemental information related to leases (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$991	$1,407
Right-of-use assets obtained in exchange for new operating lease liabilities	7,692	935

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Years ending December 31	Costs
2021	$732
2022	634
2023	632
2024	645
2025	646
2026 and thereafter	6,363
Total lease payments	9,652
Less: Interest	(2,463)
Total	$7,189

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $0.9 million. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021. The Company recorded a gain of $0.8 million in “Other income (expense), net” in the consolidated statements of operations for the settlement of the operating lease liability.

In the three months ended June 30, 2020 the Company ceased to use its New York City headquarters at 55 Broadway, which are subject to two leases, and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $5.3 million. The Company had an operating use liability of $5.8 million with respect to these leases, excluding $0.6 million in accounts payable. In the three months ended September 30, 2020, the Company completed negotiations with the landlord to settle the remaining amounts due of $6.4 million for a cash payment of $1.5 million. The Company recorded a gain of $4.9 million in “Other income (expense), net” in the consolidated statements of operations for the settlement of the operating lease.

Note 12.  Supplementary Information

Other Current Assets

“Other current assets” were $3.7 million and $0.6 million as of December 31, 2020 and 2019, respectively. “Other current assets” as of December 31, 2020 includes a deposit with amount of $3.4 million to a third-party supplier for EV purchases.

Other Current Liabilities

“Other current liabilities” were $1.9 million and $6.5 million as of December 31, 2020 and 2019, respectively. Components of "Other current liabilities" as of December 31, 2020 and 2019 that were more than 5 percent of total current liabilities were other payables to third-parties in the amount of $0.8 million and $5.9 million, respectively. Three suppliers individually accounted for more than 10% of the “Other current liabilities” balance as of December 31, 2019.

Note 13.  Promissory Notes

The following is the summary of outstanding promissory notes as of December 31, 2020 and 2019 (in thousands):

		December 31,		December 31,
		2020		2019
	Interest rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Note-Mr. McMahon(Note 15 (a))	4.0%	$—	$—	$3,000	$3,260
Convertible Note -SSSIG (Note 15 (a))	4.0%	—	—	1,252	1,301
Convertible Note-SSSIG (Note 15 (a))	4.0%	—	—	250	250
Convertible Note-Advantech (a)	8.0%	—	—	12,000	3,193
Senior Secured Convertible Note (b)	10.0%	—	—	850	348
Senior Secured Convertible Note (c)	10.0%	—	—	3,580	1,896
Senior Secured Convertible Note (d)	4.0%	—	—	3,000	1,405
Convertible Debenture (e)	4.0%	—	—	—	—
Promissory Note (f)	6.0%	—	—	3,000	3,000
Vendor Note Payable (g)	0.25%-4%	105	105	—	—
Small Business Association Paycheck Protection Program (h)	1%	460	463	—	—
Total		$565	568	$26,932	14,653
Less: Current portion			(568)		(8,013)
Long-term Note, less current portion			$—		$6,640

*Carrying amount includes the accrued interest.

As of December 31, 2020 and 2019, the Company was in compliance with all ratios and covenants.

(a) $12.0 Million Convertible Note - Advantech

On June 28, 2018, the Company entered into a convertible note purchase agreement with Advantech Capital Investment II Limited (“Advantech”) in the aggregate principal amount of $12.0 million (the “Advantech Note.”) The Advantech Note bore interest at a rate of 8.0% and was initially scheduled to mature on June 28, 2021, and was convertible into the shares of the Company’s common stock at a stated conversion price, subject to adjustment if subsequent equity shares have a lower conversion price ("down round provision.") The stated conversion price was initially $1.82 per share, which was subsequently reset to $1.00 in October 2019, $0.5869 on April 22, 2020, then further reduced to $0.36 on May 20, 2020 due to the down round provision.

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

No additional BCF was recognized because the discount assigned to the BCF is already equal to the proceeds allocated to the convertible instrument.

In December 2020, the Company entered the into a payoff letter agreement with Advantech, and repaid in full all remaining obligations under the Advantech Note in cash. The payoff amount, including the outstanding principal and interest, was $14.5 million. The Company recognized the gain of $8.4 million as of the payoff.

Total interest expense recognized for the Advantech Note was $7.7 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The agreement also required the Company to comply with certain covenants, including restrictions on the use of the proceeds and other conditions of the convertible note offering.

(b) $2.05 Million Senior Secured Convertible Debenture due in August 2020 - ID Venturas 7

On February 22, 2019, the Company executed a security purchase agreement with ID Venturas 7, LLC (“IDV”), whereby the Company issued $2.1 million of senior secured convertible note (“February IDV Note.”) The February IDV Note bore interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and was scheduled to mature on August 22, 2020. In addition, IDV was entitled to the following: (1) the convertible note was senior secured; (2) convertible at an adjusted price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares had a lower conversion price (original conversion price of $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.2 million shares of common stock of the Company; and (4) a warrant exercisable for 1.6 million shares of common stock, which the February IDV Note was convertible into at an adjusted exercise price (original conversion price of $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and initially expired in 7 years, which was extended from 5 years on December 19, 2019.

The Company received aggregate gross proceeds of $2.0 million, net of $50,000 for the issuance expenses paid by IDV. Total funds received were allocated to the February IDV Note, common shares and warrants based on their relative fair values in accordance with ASC 470 , Debt (“ASC 470.”) The fair value of the February IDV Note and common shares was based on the closing price of the Company's common stock on February 22, 2019. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: expected life of 5 years, expected dividend rate of 0%, volatility of 111.83% and an interest rate of 2.48%. The fair value of the warrants was recorded as additional paid-in capital and a corresponding discount on the carrying amount of the February IDV Note. The Company recognized a BCF of $0.6 million as an increase in additional paid-in capital and corresponding discount on the carrying amount of the February IDV Note, which was the fair value of the common shares at the commitment date for the February IDV Note, less the effective conversion price.

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

Down Round Price Adjustment on April 22, 2020

As a result of the additional financing on April 22, 2020, the conversion price of the February IDV Note and the exercise price of the warrants was reduced from $1.00 to $0.5869. The Company recognized $0.3 million of remeasured BCF as an increase in additional paid in capital and a corresponding discount on the carrying amount of the February IDV Note and $59,372 of deemed dividend on warrant repricing for the difference between the fair value of the unadjusted warrants and adjusted warrants. The fair value of the adjusted warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 7 years, expected dividend rate of 0%, volatility of 122.4%, and an interest rate of 1.84%.

Conversion

As of December 31, 2019, $1.2 million of the February IDV Note, plus accrued and unpaid interest, were converted into 1.2 million shares of common stock of the Company.

During year ended December 31, 2020, the remaining $0.85 million of the February IDV note, plus accrued and unpaid interest, were converted into 1.4 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $0.9 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

(c) $3.58 Million Senior Secured Convertible Debenture due in March 2021 - ID Venturas 7

On September 27, 2019, the Company executed a security purchase agreement with IDV (“IDV September Agreement,”) whereby the Company issued $2.5 million of senior secured convertible note in September (“September IDV Note”) and issued an additional $1.1 million of secured convertible notes subsequently based on additional investment rights in the IDV September Agreement. The September IDV Notes bore interest at a rate of 10.0% per year payable either in cash or in kind at the option of the Company on a quarterly basis and was scheduled to mature on March 27, 2021. In addition, IDV was entitled to the following: (1) the convertible note was senior secured; (2) convertible at an adjusted  price per share of Company common stock at the option of IDV, subject to adjustments if subsequent equity shares had a lower conversion price (original $1.84, $1.00 after October 30, 2019 and $0.5869 after April 22, 2020), (3) 1.5 million shares of common stock of the Company, and (4) a warrant exercisable for 4.7 million shares of common stock at an adjusted exercise price (original $1.84 , $1.00 after October 30, 2019 and $0.5869 after April 22, 2020) per share and will expire in 7 years, which was extended from 5 years.

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

Additional Issuance for No Additional Consideration - Consent of IDV for Subsequent Financing with YA II PN

On December 19, 2019, the Company executed an additional issuance agreement with IDV, pursuant to which the Company obtained a consent from IDV for subsequent financing with YA II PN in exchange for: (1) 2.0 million shares of the Company's common stock; (2) the warrant to purchase 1.0 million shares of the Company's common stock at an exercise price of $1.00 with a 7 year term in the form of prior warrants issued to IDV; and (3) a 2 year extension of the exercise period for all outstanding warrants held by IDV.

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

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $2.1 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

(d) $5.0 Million Senior Secured Convertible Debenture due in December 2020 - YA II PN

On December 19, 2019, the Company completed the initial closing with respect to a securities purchase agreement with YA II PN, Ltd, a company incorporated under the laws of the Cayman Islands ("YA II PN"), where YA II PN agreed to purchase from the Company up to $5.0 million (with 4.0% discount) in units consisting of secured convertible debentures (the “YA II PN Note,”) which was convertible into shares of the Company's common stock at lower of: (1) $1.50 per share, or (2) 90.0% of the lowest 10 day volume weighted average price ("VWAP") with a floor price at $1.00, subject to adjustments if subsequent equity shares had a lower conversion price, and shares of the Company's common stock. The purchase and sale of the units occurred in three closings:

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

The YA II PN Note was scheduled to mature in December 2020 and accrued interest at an 4.0% interest rate. YA II PN also received: (1) a warrant (the "Warrant I") exercisable for 1.7 million shares of common stock at $1.50 with an expiration date 60 months from the date of the agreement, and (2) a warrant (the "Warrant II") exercisable for 1.0 million shares of common stock at $1.00 with an expiration date of 12 months from the date of the agreement.

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

Down Round Price Adjustment on May 20, 2020

In order to facilitate the additional financing, the Company entered into an amendment and waiver agreement with YA II PN pursuant to which the Company agreed to reduce the conversion price of $1.0 million principal amount of debenture to the lowest price per share sold in the financing but not less than $0.36. No additional BCF was recognized because the discount assigned to the BCF was already equal to the proceeds allocated to the convertible instrument.

Conversion

During year ended December 31, 2020, $5.0 million of the YA II PN Note, plus accrued and unpaid interest, were converted into 9.7 million shares of common stock of the Company.

As a result of the conversions, the Company recognized associated unamortized discount at the date of conversion as interest expense. Total interest expense recognized was $5.0 million and $70,000 for the years ended December 31, 2020 and 2019, respectively.

(e) $25.0 Million Convertible Debenture due in June 2021 – YA II PN

On December 14, 2020, the Company executed a security purchase agreement with YA II PN,  whereby the Company issued $25.0 million of convertible note (“December YA Note.”) The December YA Note was scheduled to mature on June 14, 2021 and bore interest at an annual rate of 4.0% , The Interest Rate shall be increased to 18% upon an Event of Default. The Note has a fixed conversion price of $1.93. The Conversion Price is not subject to adjustment except for subdivisions or combinations of common stock. The Company has the right, but not the obligation, to redeem (“Optional Redemption”) a portion or all amounts outstanding under this Note prior to the Maturity Date at a cash redemption price equal to the Principal to be redeemed, plus accrued and unpaid interest, if any; provided that the Company provides YA II PN with at least 15 business days’ prior written notice of its desire to exercise an Optional Redemption and the volume weighted average price of the Company’s common stock over the 10 Business Days’ immediately prior to such redemption notice is less than the Conversion Price. The YA II PN may convert all or any part of the Note after receiving a redemption notice, in which case the redemption amount shall be reduced by the amount so converted. The Note contains customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

Conversion

During the year ended December 31, 2020, $25.0 million of the YA II PN Note, plus accrued and unpaid interest, were converted into 13.0 million shares of common stock of the Company.

The Company received aggregate gross proceeds of $25.0 million. Total interest expense recognized was $44,384 for the years ended December 31, 2020.

(f) $3.0 Million Promissory Note due in November 2020 – New Castle County

On November 25, 2015, DBOT, the subsidiary which the Company acquired in 2019, entered into a promissory note with New Castle County, a political subdivision of the State of Delaware in the aggregate principal amount of $3.0 million (the “New Castle County Notes.”) The New Castle County Notes bore interest at a rate of 6.0%, and was paid off when matured on November 25, 2020. Total interest expense recognized was $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The agreement also requires the Company to comply with certain covenants, including restrictions on new indebtedness offering and liens.

(g)Vendor Notes Payable

On May 13, 2020, DBOT entered into a settlement agreement with a vendor whereby the existing agreement with the vendor was terminated, the vendor ceased to provide services, and all outstanding amounts were settled.  In connection with this agreement, DBOT paid an initial $30,000 and executed an unsecured promissory note in the amount of $60,000, bearing interest at 0.25% per annum, and payable in two installments of $30,000.  The first installment is due on December 31, 2020 and was repaid, the remaining payment is due on August 31, 2021.

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

(h) Small Business Association Paycheck Protection Program

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

On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan is currently payable commencing on October 1, 2021, with a final payment due on April 10, 2025. The Company may apply for forgiveness of this loan in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement  of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

Total interest expense recognized was $3,211 in the year ended December 31, 2020.

Note 14.  Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest

Convertible Preferred Stock

Our Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2020 and 2019, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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

The following table summarizes activity for the redeemable non-controlling interest for the year ended December 31, 2020 (in thousands):

January 1, 2020	$—
Initial investment	7,047
Accretion of dividend	438
Loss attributable to non-controlling interest	(135)
Adjustment to redemption value	135
December 31, 2020	$7,485

Standby Equity Distribution Agreement (“SEDA”)

The Company entered into a SEDA with YA II PN on April 3, 2020 and amended the SEDA to reduce the aggregate amount of facility from $50.0 million to $45.0 million on June 9, 2020, and terminated the SEDA on September 10, 2020. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The Company has the right to issue and sell to YA II PN up to $45.0 million of the Company’s common stock over 36 months following the date of the SEDA's entrance into force, the maximum amount of each of which is limited to $1.0 million.  In connection with the SEDA, the Company issued 1.0 million shares of the Company's common stock as a commitment fee (the "Commitment Shares") to a subsidiary of YA II PN on April 3, 2020. The Company recognized such Commitment Shares as deferred offering costs and additional paid-in capital for a total of $0.9 million and, subsequently fully charged against the gross proceeds received from SEDA for the year ended December 31 2020.

The Company entered into the second SEDA with YA II PN on September 4, 2020, the Company will be able to sell up to $150,000,000 of its common stock at the Company's request any time during the 36 months following the date of the SEDA's entrance into force.

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

During the year ended December 31, 2020, the Company issued 122.9 million shares of common stock for a total of $182.5 million under the SEDA.

2020 Equity Transactions

Refer to Note 13 for information related to issuance of common stock resulting from the conversion of convertible notes, Note 15 for information related to the issuance of common stock resulting from the conversion of convertible notes with related parties, Note 16 for information related to the issuance to common stock for warrant and option exercise, and Note 6(c) for the information related to the issuance of common stock for DBOT contingent consideration.

2019 Equity Transactions

Refer to Note 13 for information related to issuance of common stock resulting from the conversion of convertible notes, Note 6 for information related to the issuance of common stock resulting from the business acquisitions, Note 9 for information related to the issuance to common stock for asset acquisition, and Note 10 for the information related to the issuance of common stock for long term investment .

Note 15.  Related Party Transactions

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

The accumulated interest payable as of December 31, 2019 was $0.3 million.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the Note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash prior to the conversion.

For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $0.1 million and $0.1 million, respectively, related to the Note. The Company did not pay such interest to Mr. McMahon in the year ended December 31, 2019.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bore interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. As of December 31, 2019, the Company was in the process of negotiating an extended due date, and believed it had the ability to do so.

As of December 31, 2019, the Company received $1.3 million from SSSIG. The Company did not receive the remaining $1.2 million due under this note. For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $21,546 and $48,357, respectively, related to the note. The Company did not pay such interest to SSSIG in the year ended December 31, 2019.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note including accumulated interest was converted into 2.2 million shares of common stock.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, was initially scheduled to mature on November 25, 2021, and was convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG.

As of December 31, 2019, the Company received $0.25 million from SSSIG. The Company did not receive the remaining $0.975 million due under this note. For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $4,301 and $1,000, respectively, related to the note. The Company did not pay such interest to SSSIG in the year ended December 31, 2019.

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

●	License content (net carrying amount $17.0 million.)
●	13% ownership interest in Nanjing Shengyi Network Technology Co., Ltd (“Topsgame”) (carrying amount of $3.2 million which was included in long-term investment as a non-marketable equity investment.)
●	Animation copy right (net carrying amount $0.2 million which was included in intangible assets.)

Digital asset management services

The Company recognized revenue for the master plan development services over the contract period based on the progress of the services provided towards completed satisfaction. Based on ASC 606, at contract inception, the Company considered the following factors to estimate the value of GTB (noncash consideration): 1) it only trades in one exchange, which operations have been less than one year; 2) its historical volatility is high; and 3) the Company’s intention at the time to hold the majority of GTB, as part of its digital asset management services; and 4) associated risks related to holding GTB. Therefore, the value of 7.1 million GTB using Level 2 measurement was $40.7 million with a 76.0% discount to the fixed contract price agreed upon by both parties when signing the contract. The Company considered similar assets exchanges in Singapore and considered the volatility of the quoted prices and determined a discount of 76.0%. The estimated value of GTB is calculated using the Black-Scholes valuation model using the following assumptions: expected terms 3.0 years; volatility 155%; dividend yield: zero and risk-free interest rate 2.25%. As of December 31, 2019, all performance obligations associated with the development of the master plan for GTD’s assets had been satisfied. Accordingly, the Company recognized revenue of $40.7 million in the year ended December 31, 2019.

Refer to Note 9(f) for information concerning the impairment loss of $61.1 million recorded related to GTB in the year ended December 31, 2019.

(c)  Severance payments

On February 20, 2019, the Company accepted the resignation of its former Chief Executive Officer, former Chief Investment Officer and former Chief Strategy Officer and agreed to pay $0.8 million in total for salary, severance and expenses. The Company paid $0.6 million in the first quarter of 2019, paid $0.1 million in the second quarter of 2020, and recorded the remaining $0.1 million in “Other current liabilities” on its consolidated balance sheet as of December 31, 2019. The $0.8 million severance expenses were recorded in “Selling, general and administrative expenses” in the consolidated statements of operations for the year ended 2019.

(d)  Borrowing from Dr. Wu. and his affiliates

In the year ended December 31, 2020, the Company’s net borrowings from Dr. Wu and his affiliates decreased by $3.5 million. In the year ended December 31, 2019, the Company’s net borrowings from Dr. Wu and his affiliates increased by $3.3 million.

The Company recorded these borrowings in “Amount due to related parties” in its consolidated balance sheet as of December 31, 2020 and 2019. These borrowings bear no interest.

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

(e) Zhu Note Receivable

Refer to Note 3 for this note collateralized by equity in a company partially-owned by a related party.

(f) Disposal of the ownership in Amer

Refer to Note 6(e) for the disposal of 10.0% ownership in Amer to a related party.

(g) Service agreement with SSSIG

The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.7 million in "professional fess" for the year ended December 31 2020, and $0.2 million in "Amount due to related parties" as of December 31 2020. The Company is currently in process of negotiating the agreement with SSSIG.

(h) Amounts due from and due to Glory

Glory has made partial payment of $0.5 million on behalf of the Company to acquire the land use rights and the Company has made payments of $0.2 million on behalf of Glory for some of its operational expenses. The net balance of $0.3 million due to Glory as result of these payments is recorded in "Amount due to related parties" as of December 31 2020.

(i) Research and development contract with a related party

The Company has entered a research and development contract with an entity with the total amount of $2.8 million for EV design and technology development. The Company has paid $1.6 million for the year ended 2020 and recorded this amount in "Research and development expense." One of the shareholders of this entity held a senior position in several of Dr. Wu’s affiliated entities.

(j) Borrowing from DBOT

During the three months ended June 30, 2019, the Company obtained several borrowings, $550,000 in total, from DBOT, and recorded these borrowings in amount due to related parties on the consolidated balance sheet as of June 30, 2019. These borrowings bear no interest. The Company has paid $300,000 in July 2019. It was considered the related party transaction for the three months ended June 30 2019. DBOT becomes the subsidiary starting from July 2019.

(k)  Acquisition of Fintalk Assets

Refer to Note 9(b) for additional information.

(l) Sale of Red Rock Global Capital LTD (“Red Rock”)

Refer to Note 6(d) for additional information.

(m) Acquisition of Grapevine Logic. (“Grapevine”)

Refer to Note 6(b) for additional information.

(n) Sale of Amer Global Technology Limited (“Amer”)

Refer to Note 6(e) for additional information.

(o) Taxis commission revenue from Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)

During the second quarter of 2019, the Company signed an agreement with iUnicorn (also known as Shenma Zhuanche) to form a strategic entity that will focus on green finance and integrated marketing services for new energy taxi vehicles as part of Ideanomics' Mobile Energy Group ("MEG.") The Company agreed to contribute advisory and sales resources which include arranging ABS-based auto financing with its bank partners, and will have 50.01% ownership interest in the investment and will have control of the board. iUnicorn, which will own 49.99% of the of the joint venture, agreed to contribute its vehicles sales orders in Sichuan province. The entity will generate revenues from commissions on vehicle sales order and ABS fees related to the financing, which will vary accordingly to manufacturer and vehicle model.

During the third quarter of 2019, the joint venture took over an order of 4,172 EV taxis from a third-party and helped facilitate the completion of the order in that quarter. As part of the transaction, Qianxi agreed to pay a commission of $2.7 million to the joint venture for facilitating the completion of this order. There is no other remaining performance obligation relating to this commission. In addition, the commission revenue is considered revenue from a related party as the minority shareholder of the joint venture is an affiliate of our customer, Qianxi.

(p) Long Term Investment to Qianxi

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co.("Shenma") to acquire its 1.72% ownership in Qianxi with the consideration of $4.9 million, which will be paid in six installments. Shenma need to complete the share transfer registration prior to May 31, 2020, otherwise it will return the investment payment to the Company. The Company has paid $0.5 million as of December 31, 2019 and December 31, 2020, and recorded it on the "Other Non-Current Assets" since the share transfer registration is not completed yet. the Company is currently taking actions to resolve these matters.

Note 16.  Share-Based Compensation

As of December 31, 2020, the Company had 25.1 million options, 0.1 million restricted shares and 0.9 million warrants outstanding.

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

Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company's shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of December 31, 2020, options available for issuance are 24.7 million shares.

For the years ended December 31, 2020 and 2019, total share-based payments expense was $12.0 million and $9.1 million, respectively.

(a)  Stock Options

The following table summarizes stock option activity for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2020	14,936,726	$2.13	—	$—
Granted	15,854,166	0.60	—	—
Exercised	(2,421,657)	0.78	—	—
Expired	(1,682,658)	2.72	—	—
Forfeited	(1,599,161)	1.58	—	—
Outstanding at December 31, 2020	25,087,416	1.29	7.92	18,554,241
Vested as of December 31, 2020	15,219,708	1.64	6.99	6,331,116
Expected to vest as of December 31, 2020	9,867,708	0.75	9.36	12,223,125

As of December 31, 2020, $5.8 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.2 years. The total intrinsic value of shares exercised in the years ended December 31, 2020 and 2019 was $2.4 million and $0, respectively. The total fair value of shares vested in the years ended December 31, 2020 and 2019 was $11.8 million and $8.5 million, respectively. Cash received from options exercised in the years ended December 31, 2020 and 2019 was $1.7 million and $0, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the year ended December 31, 2020 and 2019.

	2020	2019
Expected term (in years)	5.15-5.52	5.52
Expected volatility	101%-122%	98%
Expected dividend yield	—%	—%
Risk free interest rate	0.39%-0.44%	2.51%

(b)  Warrants

In connection with certain of the Company’s financings and service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The warrants issued to Warner Brother expired without exercise on January 31, 2019. The weighted average exercise price was $3.06 , and the weighted average remaining life was 1.52 years. Refer to Note 13 for additional information on warrants issued with senior secured convertible notes.

	2020	2019
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
2018 IDV (Senior secured convertible note)**	—	1,671,196	$1.00	2/22/2026
2019 IDV (Senior secured convertible note)**	—	4,658,043	0.59	9/27/2026
2019 YA II PN, Ltd. (Senior secured convertible debenture)*	—	1,666,667	1.50	12/13/2024
2019 YA II PN, Ltd. (Senior secured convertible debenture)*	—	1,000,000	1.00	12/13/2020
Service providers	200,000	—	5.00	7/1/2022
Service providers	700,000	—	2.50	2/28/2022-10/1/2022
	900,000	8,995,906

*    YA II PN exercised 1.0 million and 1.7 million warrants on March 31, 2020 and June 22, 2020 and the Company received $1.0 million and $2.5 million proceeds, respectively.

**    ID Venturas exercised 5.3 million and 1.0 million warrants in June 2020 and October 2020. The Company received $3.1 million and $0.6 million proceeds, respectively.

On September 24, 2018, the Company entered into an employment agreements with three executives and subsequently resigned in February 2019. As part of their employment agreements, they were entitled to warrants for an aggregate of 8,000,000 shares at an exercise price of $5.375 per share, which is a 25% premium to the $4.30 per share closing market price of the Company’s common stock on September 7, 2018. As a result of the resignation, all the warrants were forfeited.

(c)	Restricted Shares

In November 2020, the Company granted 0.1 million restricted shares to one employee under the “2010 Plan” which was approved by the Board of Directors. The restricted shares were all vested immediately on the commencement date. The aggregated grant date fair value of all those restricted shares was $0.1 million.

A summary of the unvested restricted shares is as follows:

	Shares	Weighted-average fair value
Non-vested restricted shares outstanding at January 1, 2020	—	$—
Granted	70,000	0.82
Forfeited	—	—
Vested	(70,000)	0.82
Non-vested restricted shares outstanding at December 31, 2020	—	—

As of December 31, 2020, there was $0 of unrecognized compensation cost related to unvested restricted shares.

Note 17.  Loss Per Common Share

The following table summarizes the Company's earnings (loss) per share (USD in thousands, except per share amounts):

	2020	2019
Net loss attributable to IDEX common stockholders	$(98,400)	$(98,508)
Basic
Basic weighted average common shares outstanding	213,490,535	119,766,859
Diluted
Diluted weighted average common shares outstanding	213,490,535	119,766,859
Net loss per share:
Basic	$(0.46)	$(0.82)
Diluted	$(0.46)	$(0.82)

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

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands.)

	December 31,	December 31,
	2020	2019
Warrants	900	8,996
Options and RSUs	25,172	14,937
Series A Preferred Stock	933	933
DBOT contingent shares	1,013	8,501
Convertible promissory note and interest	—	21,678
Total	28,018	55,045

Note 18.  Income Taxes

(a)  Corporate Income Tax (“CIT”)

Ideanomics, Inc., M.Y. Products LLC, Grapevine Logic, Inc., Delaware Board of Trade Holdings, Inc., Fintech Village, LLC and Red Rock Global Capital Ltd. are subject to U.S. federal and state income tax.

CB Cayman was incorporated in the Cayman Islands as an exempted company and is not subject to income tax under the current laws of the Cayman Islands.

YOD WFOE, Sinotop Beijing, and Sevenstarflix are PRC entities. The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.

In accordance with the Corporate Income Tax Law of the PRC (“CIT Law”), effective beginning on January 1, 2008, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25.0% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, and among other items, overall management and control over the production and business, personnel, accounting, and properties of an enterprise. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the CIT Law. Since our non-PRC entities have accumulated losses, the application of this tax rule will not result in any PRC tax liability, if our non-PRC incorporated entities are deemed PRC tax residents.

The CIT Law imposes a 10.0% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Under the PRC-HK tax treaty, the withholding tax on dividends is 5.0% provided that a HK holding company qualifies as a HK tax resident as defined in the tax treaty. No provision was made for the withholding income tax liability as the Company’s foreign subsidiaries were in accumulated loss.

Loss before tax and the provision for income tax benefit consists of the following components (in thousands):

	2020	2019
Loss before tax
United States	$(82,916)	$(88,688)
PRC/Hong Kong/Singapore	(23,127)	(7,723)
	$(106,043)	$(96,411)
Deferred tax expense (benefit) of net operating loss
United States	$—	$—
PRC/Hong Kong/Singapore	—	(176)
	—	$(176)
Deferred tax expense (benefit) other than benefit of net operating loss
United States	$—	$(514)
PRC/Hong Kong	—	—
Total deferred income tax (expense) benefit	—	(514)

Current tax expense (benefit) other than benefit of net operating loss
United States	$—	$—
PRC/Hong Kong	—	1,107
Total current income tax (expense) benefit	—	1,107

Total income tax expense (benefit)	$—	$417

A reconciliation of the expected income tax derived by the application of the U.S. corporate income tax rate to the Company’s loss before income tax benefit is as follows:

	2020	2019
U. S. statutory income tax rate	21.0%	21.0%
Non-deductible expenses:
Non-deductible stock awards	(0.7)	(1.9)
Non-deductible loss on contingent consideration	1.2	(1.1)
Others	(3.3)	(0.3)
Non-deductible interest expenses	(2.2)	(1.2)
Increase in valuation allowance	(17.2)	(16.4)
Tax rate differential	1.2	(0.5)
Effective income tax rate	0.0%	(0.4)%

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
U.S. NOL	$23,585	$17,471
Foreign NOL	5,967	6,846
U.S. capital loss carryover	4,371	4,377
Accrued payroll and expense	—	172
Nonqualified options	1,927	772
Convertible notes	827	752
Impaired assets	7,996	1,436
Equity investment loss and others	3,596	115

Total deferred tax assets	48,269	31,941
Less: valuation allowance	(46,670)	(30,276)
Property and equipment	(76)	(36)
Intangible assets	(1,523)	(1,629)
Total deferred tax liabilities	(1,599)	(1,665)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, the Company had U.S. domestic cumulative tax loss carryforwards of $99.3 million and $83.1 million, respectively, and foreign cumulative tax loss carryforwards of $24.0 million and $28.3 million, respectively. which may be available to reduce future income tax liabilities in certain jurisdictions. $26.8 million of the U.S. carryforwards expire in the years 2027 through 2037. The remaining U.S. tax loss is not subject to expiration. These PRC tax loss carryforwards will expire beginning year 2020 to year 2024. The Company also has a U.S. capital loss utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of net operating losses before utilization.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased by $18.3 million in the year ended December 31, 2020.

(b)  Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. there were no identified uncertain tax positions as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company did not accrue any material interest and penalties.

The Company’s United States income tax returns are subject to examination by the Internal Revenue Service for at least 2007 and later years. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the PRC tax returns for the PRC operating companies are subject to examination by the PRC tax authorities for all periods from the companies’ inceptions in 2009 through 2020 as applicable.

Note 19.  Contingencies and Commitments

Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

Vendor Settlement

In the three months ended September 30, 2020, Ideanomics preliminarily settled a payable of $1.7 million with one vendor for $1.3 million. The settlement were conditioned upon factors which did not expire until three months from the date of the settlement; therefore, the Company recognized the gain of $0.4 million in the three months ended December 31, 2020.

Shareholder Class Actions and Derivative Litigations

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

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics et al. Inc., was filed in the United State District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics, et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company.  Both cases alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division.  On November 4, 2020, the Lundy and Kim actions were consolidated and is now titled “In re Ideanomics, Inc. Securities Litigation.”  In December 2020, the Court appointed Rene Aghajanian as lead plaintiff and an amended complaint was filed in February 2021, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division

On March 20, 2020, the Company received a formal demand letter to the Board of Directors ascertain allegations similar to those alleged in the Rudani Complaint and demanding that the Board pursue causes of action on behalf of the Company against certain of the Company’s former and current directors and officers. In response to this stockholder demand letter, the Board established a demand review committee to review the demand and make a recommendation to the Board of Directors regarding a response to the demand. The demand review committee has not yet completed its review.

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

While the Company believes that the above litigations are without merit and plans to vigorously defend itself against these claims, there can be no assurance that the Company will prevail in the lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with these litigations. There is currently a mediation scheduled for April 2021 for all of the pending actions that have been filed and discussed above.

SEC Investigation

As previously reported, the Company is subject to an investigation by the SEC and has responded to various information requests from the SEC. The Company is fully cooperating with the SEC’s requests, and cannot predict the outcome of this investigation.

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

b)  Major Customers

For the year ended December 31, 2020, three customers individually accounted for more than 10.0% of the Company’s revenue (77.0% of revenue.) Three customers individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2020 (98.2% of accounts receivable.)

For the year ended December 31, 2019, one customer individually accounted for more than 10.0% of the Company’s revenue (91% of revenue.) One customer individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2019 (95% of accounts receivable.)

c)  Major Suppliers

For the year ended December 31, 2020, four suppliers individually accounted for more than 10.0% of the Company’s cost of revenues (73.7% of cost of revenue.) Two suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2020 (61.1% of accounts payable.)

For the year ended December 31, 2019, no suppliers individually accounted for more than 10.0% of the Company's cost of revenues. Two suppliers individually accounted for more than 10.0% of the Company's accounts payable as of December 31, 2019.

(d)  Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2020 and 2019, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(e)  Foreign Currency Risks

A majority of the Company’s operating transactions are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC.”) Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

As of December 31, 2020, the Company had cash of $165.8 million. Approximately $163.8 million was held in U.S. entities and $2.0 million was held in Hong Kong, Singapore, Malaysia, and PRC entities.

As of December 31, 2020 and 2019 deposits of $1.3 million and $0.4 million were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC, HK SAR, U.S., Singapore and Cayman with acceptable credit ratings.

Note 21.  Defined Contribution Plan

For U.S. employees, during 2011, the Company began sponsoring a 401(k) defined contribution plan ("401(k) Plan") that provides for a 100.0% employer matching contribution of the first 4.0% of eligible pay that the employee contributed to the plan. Employees are immediately 100.0% vested in the Company’s non-discretionary contribution to the 401(k) Plan. The Company's 401(k) matching contributions were $84,426 and $27,244 in the years ended December 31, 2020 and 2019, respectively.

Full time employees in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contributions for such PRC employee benefits were $0.4 million and $0.4 million in the years ended December 31, 2020 and 2019, respectively.

Note 22.  Geographic Areas

The following table summarizes geographic information for long-lived assets (in thousands):

	December 31, 2020	December 31, 2019

United States	$8,965	$64,360
Malaysia	28,185	51,733
British Virgin Islands	—	3,000
Other	135	511
Total	$37,285	$119,604

Note 23.  Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	December 31, 2020
	Level I	Level II	Level III	Total
Contingent consideration[1]	$—	$—	$649	$649
Contingent consideration[2]	—	—	8,311	8,311
Total	$—	$—	$8,960	$8,960

Note

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020 as disclosed in Note 6(c). The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The Company issued 13.1 million shares for the year ended months ended December 31, 2020 and partially satisfied this liability.

2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of December 31, 2020 as disclosed in Note 6(a).

The fair value of the DBOT contingent consideration as of March 31, 2020 and December 31, 2019 was valued using the Black-Scholes Merton model.

The following table summarizes the significant inputs and assumptions used in the model:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term	0.08 years	0.25 years
Expected dividend yield	0%	0%

The significant unobservable inputs used in the fair value measurement of the contingent consideration includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The fair value of the Tree Technology contingent consideration as of December 31, 2020 and 2019 was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.

The following table summarizes the significant inputs and assumptions used in the scenario-based method:

	December 31, 2020	December 31, 2019
Weighted-average cost of capital	15.0%	15.0%

Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent
Consideration
January 1, 2020	$24,656
Measurement period adjustment	(1,990)
Settlement	(8,203)
Remeasurement (loss)/gain recognized in the income statement	(5,503)
December 31, 2020	$8,960

Note 24. Subsequent Events

Held for Sale

Fintech Village

On January 28, 2021, the Company’s Board of Directors accepted an offer of $2.75 million for Fintech Village, and subsequently signed a sale contract on March 15, 2021.  The Company believes that Fintech Village met the criteria for held for sale classification on January 28, 2021.

Acquisitions and Investments

WAVE Acquisition

On January 4, 2021, the Company entered into an agreement and plan of merger (the “WAVE Agreement”) to acquire 100.0% of Wireless Advanced Vehicle Electrification, Inc. (“WAVE”) for an aggregate purchase price of $50.0 million in a combination of $15.0 million of cash and Ideanomics common stock with a value of $35.0 million. In addition to the cash and common stock to be paid and issued at closing, the WAVE Agreement contains contingent consideration that could result in additional payments of up to $30.0 million to the sellers based upon revenue and gross profit margin metrics for 2021 and 2022.  Ideanomics has also agreed to a performance and retention plan for the benefit of certain WAVE’s employees which could result in up to $10.0 million paid to such employees if certain gross revenue targets and certain gross profit margins are achieved for 2021 and 2022.  WAVE is a provider of wireless charging solutions for medium and heavy-duty electric vehicles.  The Company closed the acquisition of WAVE on January 15, 2021.

Timios Acquisition

On January 8, 2021 the Company completed the acquisition of Timios Holdings Corp. (“Timios”) pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020.  Pursuant to the Timios Agreement, the Company acquired 100.0% of the outstanding capital stock of Timios for $40.0 million in cash consideration plus $6.5 million for cash on hand. Timios provides title and escrow services for real estate transactions.

Technology Metals Investment

On January 28, 2021, the Company entered into a simple agreement for future equity (the “SAFE”) with Technology Metals Market Limited (“TM2”) pursuant to which Ideanomics invested £1.5 million ($2.1 million.) TM2 is a London based commodities issuing and trading platform for technology metals connecting institutional investors, proprietary traders and retail investors with digital metals issuers – miners, refiners, recyclers and mints.

Silk EV Investment

On January 28, 2021, the Company entered into a convertible promissory note (the “SilkEV Note”) with SilkEV Cayman LP (“SilkEV”) pursuant to which the Company invested $15.0 million. The SilkEV Note will accrue 6.0% interest and is due and payable upon request by the Company on the maturity date, January 28, 2022. SilkEV is a U.S./Italian automotive engineering and design services company, primarily engaged in the design, development and production services for fully electric premium, high luxury, and hypercars.

Energica Investment

On March 3, 2021, the Company entered into an investment agreement with Energica Motor Company S.P.A (“Energica.”)   The Company invested €10.9 million ($13.2 million) for 6.1 million ordinary shares of Energica at a subscription price of €1.78 ($2.15) for each ordinary share. Pursuant to the purchase of the shares the Company will hold at least 20.0% of Energica’s share capital. From March 3, 2021 through September 30, 2021 the Company has the right to participate in any equity financing by Energica. Ideanomics will not be able to sell any of the shares for a period of 90 days. Energica is the world's leading manufacturer of high performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica motorcycles are currently on sale through the official network of dealers and importers.

Debt Transactions

YA Notes

On various dates subsequent to the balance sheet date, the Company entered into convertible debentures (“YA Note(s)”) with YA II PN, Ltd (“YA.”)  The table below summarizes the issuances respectively:

Date of Issuance	Principal Amount	Fixed Conversion Price	Maturity Date

January 4, 2021	$37.5 million	$2.00	July 4, 2021

January 15, 2021	$37.5 million	$3.31	July 15, 2021

January 28, 2021	$65.0 million	$4.12	July 28, 2021

February 8, 2021	$80.0 million	$4.95	August 8, 2021

For each issuance, at any time before the maturity date, the Investor may convert the YA Note(s) at their option into shares of Company common stock at the fixed conversion price noted in the table. The Company has the right, but not the obligation, to redeem a portion or all amounts outstanding under the YA Note(s) prior to the maturity date at a cash redemption price equal to the principal amount to be redeemed, plus accrued and unpaid interest, if any. The Investor may convert all or any part of the YA Note(s) after receiving a redemption notice, in which case the redemption amount shall be reduced by the amount converted. No public market currently exists for the YA Note(s), and the Company does not intend to apply to list the YA Note(s) on any securities exchange or for quotation on any inter-dealer quotation system. The Note contains customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

Equity Transactions

Roth Capital Share Placement

On February 26, 2021, the Company entered into a sales agreement with Roth Capital Partners, LLC (“Roth Capital.”)  In accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million (the “Placement Shares”). The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230). The Company is not obligated to sell any Placement Shares pursuant to the sales agreement. Subject to the terms and conditions of the sales agreement, Roth Capital will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market (“Nasdaq”), to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company shall pay to Roth Capital in cash, upon each sale of Placement Shares pursuant to the Agreement, an amount equal to 3.0% of the gross proceeds from each sale of Placement Shares.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors as of March 29, 2020.

NAME	AGE	POSITION
Shane McMahon	51	Vice Chairman
Alf Poor	50	Chief Executive Officer, Director and Interim Chairman
Conor McCarthy	63	Chief Financial Officer
James Cassano	74	Director
Jerry Fan	51	Director
Harry Edelson	87	Director

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

Mr. Alf Poor. Our Chief Executive Officer is a former Chief Operating Officer at Global Data Sentinel, a cybersecurity company that specializes in identity management, file access control, protected sharing, reporting and tracking, AI and thread response, and backup and recovery. He is the former President and Chief Operating Officer of Agendize Services Inc., a company with an integrated suite of applications that help businesses generate higher quality leads, improve business efficiency and customer engagement. Mr. Poor is a client-focused and profitability-driven management executive with a track record of success at both rapidly-growing technology companies and large, multi-national, organizations.

Mr. Conor McCarthy. Mr. McCarthy was appointed as our Chief Financial Officer on September 9, 2019. Mr. McCarthy has over 30 years of experience as a Chief Financial Officer in areas such as corporate strategy and corporate finance including capital raising and Mergers and Acquisitions. Mr. McCarthy most recently served as the Chief Financial Officer of OS33, a private equity backed FinTech SaaS platform for compliance and productivity enablement for the wealth management industry with 200 employee from July 2018 to May 2019. Prior to that, Mr. McCarthy served as the (i) Chief Financial Officer of Intent from May 2016 to July 2018; (ii) the Chief Financial Officer of Convergex Group from June 2014 to July 2015 and (iii) the Chief Financial Officer and Finance Director of the Americas for GFI Group, Inc., a NYSE-listed fintech wholesale money broker with revenues of almost $1 billion (now part of BGC Partners, Nasdaq: BGCP), from March 2005 to June 2014. Mr.McCarthy, holds a CA from the Institute of Chartered Accountants in Ireland. Mr. McCarthy started his career as an auditor with KPMG in Ireland. Mr. McCarthy then transitioned into financial services, working as CFO, Treasurer, and in other executive finance roles, with trading and brokerage firms, as well as high growth fintech partners supporting the financial services industry.

James S. Cassano. Mr. Cassano was appointed as director of the Company effective as of January 11, 2008. Mr. Cassano is currently a Partner and Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an IPO in 1999. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

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

Harry Edelson. Mr. Edelson was appointed as director of the Company effective as of September 15, 2019, CFA, CCP, CDP, is the Founder of Edelson Technology Partners, and President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, Mergers and Acquisitions, and investments. From 1984 until 2005 Mr. Edelson was an advisor and consultant for 10 multinational corporations (AT&T, Viacom, 3M, Ford Motor, Cincinnati Bell, Colgate-Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS). During this time he managed four technology-oriented strategic venture capital funds for the aforementioned 10 companies using corporate rather than pension money. He has served on over 150 boards of directors, 12 as chairman. At some time in the past five years, Harry Edelson served as a director of four private companies, Airwire, PogoTec, eChinaCash, Pathway Genomics, and one public company, China Gerui. Executive positions in industry include Senior Systems Computer Engineer for Unisys, Transmission Engineer for AT&T (1962-1967), CTO for Cities Service (1967-1970) and Director of Marketing for a terminal manufacturer serving the nascent internet industry (1971-1973). His experience in technology led him to a 12 year career as a securities analyst on Wall Street covering telecommunications, computers, and office equipment for three leading investment banking firms in the 1970s and 1980s. Harry obtained a BS in Physics from Brooklyn College in 1962, MBA from New York University Graduate School of Business in 1965, and completed a Graduate Program in Telecommunications Engineering at the Cornell Graduate School of Electrical Engineering in 1966. In 2007, Harry served as Chairman and Chief Executive Officer for China Opportunity Acquisition Corp., a SPAC that raised $40 million and merged with China Gerui in 2009. Mr. Edelson was a Council member of The Julliard School of Music, Dance and Drama, and is the founder and still Chairman of the China Investment Group; and the founder and current member of the Chinese Cultural Foundation. Harry’s qualifications to serve as a director include decades of experience on Wall Street and various venture capital ventures. He has SPAC experience, vast board experience, and participated in numerous Mergers and Acquisitions transactions.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members: Shane McMahon, Alfred Poor, James Cassano, Jerry Fan, and Harry Edelson. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.ideanomics.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 1441 Broadway, Suite 5116, New York, NY 10018.

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

The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

●	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee members meet separately with representatives of the independent auditing firm.

●	The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James Cassano, Shane McMahon, Jerry Fan, and Harry Edelson are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James Cassano, Harry Edelson and Jerry Fan with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
●	reviewing with our independent auditors any audit problems or difficulties and management’s response;
●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;
●	discussing the annual audited financial statements with management and our independent auditors;
●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
●	annually reviewing and reassessing the adequacy of our Audit Committee charter;
●	overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting;
●	reporting regularly to and reviewing with the full Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, the performance and independence of the independent auditors and any other matters that the Audit Committee deems appropriate or is requested to review for the benefit of the Board.

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

Compensation Committee

Our Compensation Committee consists of James Cassano, Harry Edelson and Jerry Fan with Mr. Cassano acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;
●	reviewing and making recommendations to the Board with regard to the compensation of other executive officers;
●	reviewing and making recommendations to the Board with respect to the compensation of our directors; and
●	reviewing and making recommendations to the Board regarding all incentive-based compensation plans and equity-based plans.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Harry Edelson, Jim Cassano and Jerry Fan with Harry Edelson acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

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

Harry Edelson. Mr. Edelson is the Founder of Edelson Technology Partners, and President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, Mergers and Acquisitions, and investments. In light of our business and structure, Mr. Edelson’s extensive executive experience and his educational background led us to the conclusion that he should serve as a director of our Company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and representations of our directors and executive officers, except for the Form 3 Initial Statement of Beneficial Ownership to be filed by our director Jerry Fan and chief financial officer, Conor McCarthy, and the Form 4 in connection with grants of stock options to be filed by our directors Jim Cassano, Shane McMahon, Harry Edelson and Jerry Fan, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2020.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees and advisors, which became effective in January 2015. We have posted a copy of our code of business conduct and ethics on our website at www.ideanomics.com.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table (2020 and 2019)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods.

							Nonqualified
				Stock		Nonequity	deferred
				awards		incentive plan	compensation	All other
		Salary	Bonus	(3)	Option awards	compensation	earnings	compensation	Total
Name and Principal Position	Year	($)	($)	($)	(#)	($)	($)	($)	($)
Bruno Wu (Former Chief Executive Officer)(1)	2019	250,000	—	—	2,500,000	—	—	—	250,000
	2020	250,000	—	—	—	—	—	—	250,000
Alf Poor (Chief Executive Officer )	2019	300,000	50,000	—	2,000,000	—	—	—	350,000
	2020	383,333	500,000	—	1,000,000	—	—	—	883,333
Conor McCarthy (Chief Financial Officer)(2)	2019	116,667	50,000	—	1,500,000	—	—	—	166,667
	2020	289,900	350,000	—	—	—	—	—	639,900
Carla Oiong Zhou (Chief Revenue Officer)	2019	250,000	—	—	1,000,000	—	—	—	250,000
	2020	250,000	—	—		—	—	—	250,000

(1)	On November 12, 2018 , Bruno Wu resigned from his position as a Chief Executive Officer of the Company. On February 22, 2019 Bruno Wu rejoined the Company as Executive Chairman. On December 31, 2020 Bruno Wu resigned his position as Executive Chairman.

(2)	Mr.McCarthy joined The Company on September 9, 2019, the salary represents a prorated amount for the year.

(3)	Reflects the aggregate grant date fair value of option or restricted stock units determined in accordance with FASB ASC Topic 718.

Employment Agreements

Alfred Poor

Effective on July 31, 2020, we entered into employment agreement with Mr. Poor for a term of 2 years pursuant to which Mr. Poor will receive an annual base salary of $500,000, a bonus of $300,000 earned on July 21, 2020, the date the employment contract became effective, and will be entitled to participate in all employment benefit plan and policies of the Company generally available.  Mr. Poor will be entitled to stock options of up to 2,000,000 shares in 2021.

Conor McCarthy

Effective on July 31, 2020, we entered into an employment agreement with Mr.McCarthy for a term of 2 years pursuant to which Mr. McCarthy will receive an annual salary of $350,000 and will be entitled to participate in all employment benefit plan and policies of the Company.  Mr. McCarthy will be entitled to stock options of up to 750,000 shares in 2021.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees  in China participate) or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2020.

	Option awards
			Equity
			incentive
			plan awards: Number
			of			Number of
	Number of	Number of	securities			shares or	Market value
	securities	securities	underlying			units of	of shares of
	underlying	underlying	unexercised	Option		stock that	units of stock
	unexercised	unexercised	unearned	exercise	Option	have not	that have not
	options	options	options	price	expiration	vested	vested
Name	(#) exercisable	(#) unexercisable	(#)	($)	date	(#)	($)
Bruno Wu	1,041,666	1,458,334	—	1.98	February 20, 2029	1,458,334	$2,902,084

Alf Poor	833,333	1,166,667	—	1.98	February 20, 2029	1,166,667	2,231,667
	250,000	499,998		0.53	December 7, 2030	499,998	994,996

Conor McCarthy	937,500	562,500	—	0.53	September 20, 2029	562,500	1,119,375

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2020.

	Fees				Nonqualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards(1)	awards(2)	compensation	earnings	compensation	Total
Name	($)	($)	(#)	($)	($)	($)	($)
Bruno Wu	250,000	—	—	—	—	—	250,000
Shane McMahon	36,000	—	—	—	—	—	36,000
Alf Poor	383,333	—	1,000,000	500,000	—	—	833,333
James Cassano	81,504	—	263,333	—	—	50,000	131,504
Jerry Fan	36,000	—	—	—	—	—	36,000
John Wallace	—	—	—	—	—	—	—
Steven Fadem	19,894	—	—	—	—	—	19,894
Harry Edelson	13,473	—	500,000	—	—	—	13,473

(1)Reflects the aggregate grant date fair value of restricted stock determined in accordance with FASB ASC Topic 718.

(2)Reflects the number of stock options granted in 2020.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors as a group; and (iii) by all of our executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Ideanomics, Inc., at 1441 Broadway, Suite 5116, New York, NY 10018

Name and								Combined Common Stock and
Address of		Common Stock(2)			Series A Preferred Stock (3)			Series A(4)
Beneficial	Office, If			% of			% of
Owner	Any	Shares		Class	Shares		Class	Votes		Percentage
Directors and Officers
Shane McMahon	Vice Chairman	6,090,589	(3)	2.3%	0		*	6,101,767		2.2%
Alfred Poor	CEO and Interim Chairman	2,500,000	(4)	*	0		*	2,500,000		*
James Cassano	Director	938,366	(5)	*	0		*	938,364		*	%
Harry Edelson	Director	395,827	(6)	*	0		*	395,827
Jerry Fan	Director	519,806	(7)	*	0		*	519,806		*	%
Conor McCarthy	CFO	1,250,000	(8)	*	0		*	1,250,000		*	%

All officers and directors as a group (6 persons named above)		14,484,298		3.5%				14,484,298		3.5%

5% Securities Holders

Bruno Wu		40,138,232	(9)	9.5%	7,000,000	(10)	100%	49,471,565	()	11.5%

*Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Applicable percentage ownership is based on 419,314,800 shares of common stock outstanding as of March 29, 2021 and the number of convertible securities held by each beneficial owner that has the right to acquire stock through the exercise of such convertible securities within 60 days from March 29, 2021.

(3)	Includes (i) 8,166,208 shares of Common Stock, (ii) 111,110 shares of Common Stock underlying options exercisable within 60 days at $1.84 per share, (iii) 40,000 shares of Common Stock underlying options exercisable within 60 days at $4.50 per share; (iv) 166,666 shares of Common Stock underlying options exercisable within 60 days at $2.00 per share, (v) 75,800 shares of Common Stock underlying options exercisable within 60 days at $5.57 per share

(4)	Includes (i) 250,000 shares of Common Stock, (ii) 250,000 shares underlying options exercisable within 60 days at $0.53 per share, and (iii) 2,000,000 shares underlying options exercisable within 60 days at $1.98 per share.

(5)	Includes (i) 225,808 shares of Common Stock, (ii)2,780 shares underlying options exercisable within 60 days at $1.84 per share, (iii) 8,974 shares underlying options exercisable within 60 days at $2.91 per share, (iv)75,800 shares underlying options exercisable within 60 days at $5.57, (v) 500,000 shares underlying options exercisable within 60 days at $1.98 per shares, and(vi) 125,004 shares underlying options exercisable with 60 days at $0.53 per share.

(6)	Includes 395,827 shares underlying options exercisable within 60 days at $0.53.

(7)	Includes (i) 269,806 shares of Common Stock, (ii) 250,000 shares underlying options exercisable within 60 days at $1.98 .

(8)	Includes 1,250,000 shares underlying options exercisable within 60 days at $0.53

(9)	Includes 37,638,232 (ii) 2,500,000 options exercisable within 60 days at $1.98

(10)	Based on 7,000,000 shares of Series A Preferred Stock issued and outstanding as of March 25, 2019, with the holders thereof being entitled to cast ten (10) votes for every share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock (each share of Series A Preferred Stock is convertible into 0.1333333 shares of Common Stock), or a total of 9,333,330 votes.

(11)	Represents total voting power with respect to all shares of our Common Stock and Series A Preferred Stock.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2020 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options	outstanding options	plans (excluding securities
Plan category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	25,172,209	$1.29	24,721,195
Equity compensation plans not approved by security holders	—	—	—
Total	25,172,209	$1.29	24,721,195

(1)On August 3, 2018, our Board of Directors approved and on August 28, 2018 our shareholders approved the Ideanomics Amended and Restated 2010 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan to 31,500,000 pursuant to which incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares may be granted to employees, directors and consultants of the Company and its subsidiaries. On October 22, 2020 our shareholders at our Annual General Meeting approved an increase of 25,300,000 in the number of shares authorized for issuance under the Plan to 56,800,000.

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

Related Party Transactions with Bruno Wu, Chairman

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, was initially scheduled to mature on November 25, 2021, and was convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. As of December 31, 2019, the Company received $0.25 million from SSSIG.  The Company did not receive the remaining $0.975 million due under this note. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock.

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bore interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. As of December 31, 2019, the Company received $1.3 million from SSSIG. The Company did not receive the remaining $1.2 million due under this note. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note including accumulated interest was converted into 2.2 million shares of common stock.

In connection with our acquisition with Grapevine on September 4, 2018, Fomalhaut Limited (“Fomalhaut”), a British Virgin Islands company and an affiliate of Bruno Wu (“Dr. Wu”), the Chairman of the Company, is the non-controlling equity holder of 34.35% in Grapevine (the “Fomalhaut Interest.”) Fomalhaut entered into an option agreement, effective as of August 31, 2018 (the “Option Agreement”), with the Company pursuant to which the Company provided Fomalhaut with the option to sell the Fomalhaut Interest to the Company. In May 2019, the Company entered into two amendments to the Option Agreement. The aggregate exercise price for the Option was amended to the greater of: (1) fair market value of the Fomalhaut Interest in Grapevine as of the close of business on the date preceding the date upon which the option is exercised; and (2) $1.84 per share of the Company’s common stock. It was also agreed that the full amount of the exercise price shall be paid in the form of common stock of the Company. In June 2019, the Company issued 0.6 million shares in exchange for a 34.3% ownership in Grapevine as a result of the exercise of the Option.

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

In May 2019, the Company determined to sell the Red Rock business and entered into an agreement with Redrock Capital Group Limited, an affiliate of Dr. Wu, to sell its entire interest in Red Rock for consideration of $0.7 million. The Company decided to sell Red Rock primarily because it has incurred operating losses and its business is no longer needed based on the Company’s business plan. The transaction was completed in July 2019 and the Company recorded a disposal gain of $0.6 million recorded in “Gain (loss) on disposal of subsidiaries, net” in the consolidated statements of operations.

In June 2020, the Audit Committee and the Board of Directors approved the conversion of some borrowings from Dr. Wu at a conversion price of $0.59 per common share, contingent upon the immediate conversion of these amounts. On June 5, 2020, the borrowings of $1.5 million, including the $0.4 million transferred from Beijing Financial Holding Limited, were converted into 2.6 million shares of common stock.

In June 2020, the Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.7 million in "professional fess" for the year ended December 31 2020, and $0.2 million in  "Amount due to related parties" as of December 31 2020. The Company is currently in process of negotiating the agreement with SSSIG.

Other Related Party Transactions

On May 10, 2012, Mr. McMahon, our Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million (the “Note”) at a 4.0% interest rate computed on the basis of a 365-day year. The Company entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock) and extension of the maturity date to December 31, 2020. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the Note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash prior to the conversion.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Audit Fees:
BF Borgers (BFB)	$850	$856
TOTAL	$850	$856

* “Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by BFB for our consolidated financial statements as of and for the year ended December 31, 2020 and 2019.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16.FORM 10-K SUMMARY

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

4.5†	YOU On Demand Holdings, Inc. 2010 Equity Incentive Plan [incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015].

4.6†	Forms of Stock Option Agreement [incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015].

4.7†	Form of Restricted Stock Grant Agreement [incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on June 16, 2015].

4.8

Warrant issued on December 21, 2015 to Beijing Sun Seven Stars Culture Development Limited [incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 30, 2016].

4.9	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.20†

Employment Agreement, dated as of March 28, 2016 by and between the Company and Mei Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016].

10.21†

Employment Agreement, dated as of March 28, 2016 by and between the Company and Bing Yang [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 30, 2016].

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

10.60

Employment Agreement, dated as of June 1, 2018, by and between Ideanomics, Inc. and Mr. Federico Tovar [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on June 7, 2018].

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

10.72

Supplementary Financial Advisory Agreement, dated December 24, 2018, by and among Ideanomics, Inc., Shenzhen National Transport Service Co., Ltd. and Shanghai Blue Investment Management Consulting Co. Ltd [incorporated by reference to Exhibit 10.72 to the Company’s Report on Form 10-K (File No. 001-35561) filed on April 1, 2019].

10.73

Financial Advisory Service Agreement, dated October 18, 2018, by and between Ideanomics, Inc. and Zhonjinhuifu Resources Co., Ltd. [incorporated by reference to Exhibit 10.73 to the Company’s Report on Form 10-K (File No. 001-35561) filed on April 1, 2019].

10.74

Trade Finance Services Agreement, dated January 9, 2019, by and among the Company, Ningbo Free Trade Zone Cross-Border Supply Chain Management and Settlement Technology Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.75

Asset Purchase Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.76

Registration Rights Agreement, dated February 19, 2019, by and between the Company and Solid Opinion, Inc. [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.77

Convertible Note Purchase Agreement, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC[incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.78

Convertible Note, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC[incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.79

Warrant, dated February 22, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.80

Registration Rights Agreement, dated February 22, 2019, by and between the Company and ID Venturas, LLC [incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.81

Acquisition Agreement, dated March 5, 2019, by and between the Company and Tree Motion Sdn. Bhd. [incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.82

Asset Purchase Agreement, March 14, 2019, by and between the Company and GT Dollar PTE Ltd [incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.83

Employment Agreement, dated February 15, 2019, by and between the Company and Mr. Alfred Poor [incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.84

Termination Agreement, dated February 12, 2019 by and between the Company and Brett McGonegal [incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.85

Termination Agreement, dated February 12, 2019 by and between the Company and Evangelos Kalimtgis [incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.86

Termination Agreement, dated February 12, 2019 by and between the Company and Uwe Henke [incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.87

GT Dollar Service Agreement, dated March 14, 2019 by and between the Company, Thai Setakij Insurance Plc and GT Dollar Ltd [incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on March 31, 2019].

10.88

Stock Purchase Agreement, dated May 3, 2019, by and between Redrock Capital Group Limited and Ideanomics, Inc. [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019].

10.89

1st Amendment to Stock Option Agreement, dated May 7, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019].

10.90

2nd Amendment to Stock Option Agreement, dated May 30, 2019, by and between Ideanomics, Inc. and Fomalhaut Limited [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019].

10.91

1st Amendment to Intellectual Property Purchase and Assignment Agreement, dated June 11, 2019, by and between Ideanomics, Inc. and Sun Seven Star International Limited. [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019].

10.92

Share Transfer Agreement, dated July 18, 2019, by and between Ideanomics, Inc. and Beijing Financial Holdings Limited. [incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 14, 2019].

10.93

Convertible Note Purchase Agreement, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC
[incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019].

10.94

Convertible Note, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019].

10.95

Warrant, dated September 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019].

10.96

Registration Rights Agreement, dated September 27, 2019, by and between the Company and ID Venturas, LLC [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on November 14, 2019].

10.97

Employment Agreement, dated September 5, 2019, by and between the Company and Mr. Conor McCarthy [incorporated by reference to Exhibit 10.97 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.98	Tree Technology Acquisition Agreement [incorporated by reference to Exhibit 10.98 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.99

Additional Issuance Agreement, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.99 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.100

Convertible Note, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.100 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.101

Warrant, dated October 29, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.101 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.102

Additional Issuance Agreement, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.102 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.103

Convertible Note, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.103 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.104

Warrant, dated November 8, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.104 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.105

Additional Issuance Agreement, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.105 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.106

Convertible Note, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.106 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.107

Warrant, dated November 13, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.107 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.108

 Additional Issuance Agreement, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.108 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.109

Convertible Note, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.109 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.110

Warrant, dated November 27, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.110 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.111

Additional Issuance Agreement, dated December 19, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.111 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.112

Amendment to Transaction Documents, dated October 30, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.112 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.113

Securities Purchase Agreement, dated December 19, 2019, with YA II PN, Ltd [incorporated by reference to Exhibit 10.113 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.114

Convertible Note, dated December 19, 2019, in the amount of $2,000,000 with YA II PN, Ltd [incorporated by reference to Exhibit 10.114 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.115

Warrant, dated December 19, 2019, with YA II PN, Ltd. exercisable for 1,666,667 shares of common stock [incorporated by reference to Exhibit 10.115 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.116

Warrant, dated December 19, 2019, with YA II PN, Ltd. Exercisable for 1,000,000 shares of common stock [incorporated by reference to Exhibit 10.116 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.117

Subsidiary Guarantee, dated September 27, 2019, from certain of the Company’s subsidiaries (the “Sub-Guarantee”) to ID Venturas 7, LLC [incorporated by reference to Exhibit 10.117 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.118

Registration Rights Agreement, dated December 19, 2019, with ID YA II PN, Ltd [incorporated by reference to Exhibit 10.118 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.119

Warrant, dated December 19, 2019, by and between the Company and ID Venturas 7, LLC [incorporated by reference to Exhibit 10.119 to the Company’s Report on Form 10-K (File No. 001-35561) filed on March 16, 2020].

10.120

Amendment No. 9 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on May 11, 2020].

10.121

Strategic Coorperation agreement between Qingdao Chengyang Xingyang Development and Investment Co., Ltd., Beijing Seven Star Global Culture Development Co., Ltd. and Ideanomics [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on May 11, 2020].

10.122

Convertible Note, dated February 14, 2020, in the amount of $2,000,000 with YA II PN, Ltd [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on May 11, 2020].

10.123

Convertible Note, dated December 31, 2019, in the amount of $1,000,000 with YA II PN, Ltd [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on May 11, 2020].

10.124

Standby Equity Distribution Agreement, dated as of April 3, 2020, by and between Ideanomics, Inc. and YA II PN, Ltd [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on April 6, 2020].

10.125

Debenture Conversion Agreement, dated May 20, 2020, between Ideanomics, Inc. and ID Venturas 7, LLLC [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on May 20, 2020].

10.126

Debenture Conversion Agreement, dated May 20, 2020, between Ideanomics, Inc. and YA II PN Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-35561) filed on May 20, 2020].

10.127

Standby Equity Distribution Agreement, dated as of September 4, 2020, by and between Ideanomics, Inc. and YA II PN, Ltd [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on September 10, 2020].

10.128

Letter Agreement, dated as of September 10, 2020, by and between, Ideanomics, Inc. and YA II PN, Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-35561) filed on September 10, 2020].

10.129

Letter Agreement, dated June 9, 2020, by and between YA II and the Ideanomics, Inc [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.130

Debenture Amendment Agreement, dated June 9, 2020, by and between YA II and Ideanomics, Inc [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.131

Subscription Agreement, dated June 9, 2020, by and between D-Beta One EQ, Ltd. and Ideanomics, Inc [incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.132

Amendment No. 9 to Convertible Promissory Note in $3,000,000 principal amount issued to Shane McMahon [incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.133	Amendment to Terms of Convertible Promissory Note and Advance Payments [incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.134

Employment Agreement, dated August 5, 2020, by and between the Company and Mr. Conor J. McCarthy [incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.135

Employment Agreement, dated July 31, 2020, by and between the Company and Mr. Alfred P. Poor [incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.136

Consulting Agreement, dated August 10, 2020, by and between the Company and Mr. Steven Fadem [incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.137

Supplement to the Cooperation Agreement, dated August 4, 2020, by and among Ideanomics, Inc., Mobile Energy Global Limited, Shenzhen National Transportation Service Co., Ltd. and Qingdao Enengju New Energy Sales Service Co., Ltd [incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020].

10.138

Stock Purchase Agremeent, by and among Ideanomics, Timios Holding Corp. and the stockholders of Timios Holding Corp [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on November 12, 2020].

10.139

Convertible Debenture between the Company and YA II PN, Ltd, dated December 14, 2020 in the principal amount of $25,000,000 [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on December 18, 2020].

10.140

Payoff Letter Agreement between the Company and Advantech Capital Investment II Ltd. for the $12,000,000 Note, June 28, 2018, issued by the Company to Advantech Capital Investment II Ltd [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on December 22, 2020].

10.141

Convertible Debenture between the Company and YA II PN, Ltd, dated January 4, 2021 in the principal amount of $37,500,000 [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on January 8, 2021].

10.142*	An automobile sales contract between the Company and Meihao Travel (Hangzhou) Automobile Technology Co., Ltd.

10.143*	Payment agreement among the Company, Meihao Travel (Hangzhou) Automobile Technology Co., and BYD (HK) Co., Ltd.

10.144*	Stock purchase agreement, dated October 2, 2020, between the Company and Solectrac, Inc.

10.145*	Shareholder agreement, dated October 20, 2020, by and among Solectrac, Inc. and each of the shareholders

21*	List of subsidiaries of the registrant.

23.1*	Consent of BF Borgers CPA PC.

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

†Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 31, 2021

IDEANOMICS, INC.

By:	/s/ Alf Poor
Alf Poor
Chief Executive Officer

By:	/s/ Conor McCarthy
Conor McCarthy
Chief Financial Officer