Form 10-Q
period 2021-03-31
IDEANOMICS, INC.
filed 2021-05-17
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35561

IDEANOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, Suite 5116

New York, NY 10018

(Address of principal executive offices)

212-206-1216

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, $0.001 par value per share	IDEX	Nasdaq Capital Market

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 425,900,124 shares as of May 13, 2021.

QUARTERLY REPORT ON FORM 10-Q

OF IDEANOMICS, INC.

FOR THE PERIOD ENDED MARCH 31, 2021

Use of Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation, and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“DBOT” refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 98% of the share capital Delaware Board of Trade Holdings, Inc.;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
●	“FINRA” refers to the Financial Industry Regulatory Authority;
●	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers;
●	“MEG” refers to Mobile Energy Global the subsidiary that holds the Company’s EV in the PRC;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of the PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Bruno Wu (“Dr. Wu,”) the former Chairman of the Company;
●	“Timios” refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021;
●	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
●	“VOD” refers to video on demand, which includes near video on demand (“NVOD,”) subscription video on demand (“SVOD,”) and transactional video on demand (“TVOD;”) and
●	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
●	“WAVE” refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$355,856	$165,764
Accounts receivable, net	5,409	7,400
Available-for-sale security	15,155	—
Inventory	960	—
Prepaid expenses	6,400	2,629
Amount due from related parties	245	240
Other current assets	479	3,726
Held for sale assets (Fintech Village)	7,068	—
Total current assets	391,572	179,759
Property and equipment, net	631	330
Fintech Village	—	7,250
Intangible assets, net	92,525	29,705
Goodwill	51,084	1,165
Long-term investments	24,179	8,570
Operating lease right of use assets	9,338	7,117
Other non-current assets	569	516
Total assets	$569,898	$234,412

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK , REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$9,978	$5,057
Deferred revenue	2,225	1,129
Accrued salaries	4,831	1,750
Amount due to related parties	1,235	882
Other current liabilities	7,112	1,920
Current portion of operating lease liabilities	955	430
Current contingent consideration	8,481	1,325
Promissory note-short term	869	568
Convertible promissory note due to third parties	80,446	—
Asset retirement obligations	4,653	—
Total current liabilities	120,785	13,061
Asset retirement obligations	—	4,653
Deferred tax liabilities	1,290	—
Operating lease liability-long term	8,485	6,759
Non-current contingent consideration	8,630	7,635
Other long-term liabilities	1,175	535
Total liabilities	140,365	32,643
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2021 and December 31, 2020	1,262	1,262
Redeemable non-controlling interest	7,600	7,485
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 419,469,800 shares and 344,906,295 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	419	345
Additional paid-in capital	761,155	531,866
Accumulated deficit	(347,457)	(346,883)
Accumulated other comprehensive loss	784	1,256
Total IDEX shareholder’s equity	414,901	186,584
Non-controlling interest	5,770	6,438
Total equity	420,671	193,022
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$569,898	$234,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue from sales of products (including revenue from related party of $1 and $0 for the three months ended March 31, 2021 and 2020, respectively)	$4,547	$3
Revenue from sales of services	28,162	375
Total revenue	32,709	378
Cost of revenue from sales of products (including cost of revenue from related party of $7 and $0 for the three months ended March 31, 2021 and 2020, respectively)	4,354	2
Cost of revenue from sales of services	17,513	332
Total cost of revenue	21,867	334
Gross profit	10,842	44

Operating expenses:
Selling, general and administrative expenses	12,005	5,827
Research and development expense	10	—
Professional fees	5,168	1,757
Impairment losses	—	887
Change in fair value of contingent consideration, net	494	532
Litigation settlement	5,000	—
Depreciation and amortization	1,128	476
Total operating expenses	23,805	9,479

Loss from operations	(12,963)	(9,435)

Interest and other income (expense):
Interest expense, net	(417)	(3,156)
Equity in loss of equity method investees	(59)	(3)
Loss on disposal of subsidiaries, net	(212)	—
Other expense	(2)	(26)
Loss before income taxes and non-controlling interest	(13,653)	(12,620)

Income tax benefit	12,916	—

Net loss	(737)	(12,620)

Net loss attributable to non-controlling interest	164	272

Net loss attributable to IDEX common shareholders	$(573)	$(12,348)

Earnings (loss) per share
Basic	$(0.00)	$(0.08)
Diluted	(0.00)	$(0.08)

Weighted average shares outstanding:
Basic	391,131,793	157,859,642
Diluted	391,131,793	157,859,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(737)	$(12,620)
Other comprehensive income (loss), net of nil tax:
Foreign currency translation adjustments	(860)	7
Comprehensive loss	(1,597)	(12,613)
Comprehensive loss (gain) attributable to non-controlling interest	552	(249)
Comprehensive loss attributable to IDEX common shareholders	$(1,045)	$(12,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Three Months Ended March 31, 2020
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest*	Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for convertible note	1,454,424	1	613	—	—	614	—	614
Common stock issuance for acquisition	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issuance for warrant exercise	1,000,000	1	999	—	—	1,000	—	1,000
Measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	$163	$293,345	$(260,829)	$(680)	$31,999	$13,469	$45,468
*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2021
				Retained	Accumulated
			Additional	Earnings/	Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance for at the market offering	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net income (loss)*	—	—	—	(574)	—	(574)	(280)	(854)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(472)	(472)	(388)	(860)
Balance, March 31, 2021	419,469,800	$419	$761,155	$(347,457)	$784	$414,901	$5,770	$420,671
*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$(737)	$(12,620)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,040	2,202
Depreciation and amortization	1,128	476
Non-cash interest expense	417	3,156
Litigation settlement	5,000	—
Income tax benefit	(13,281)	—
Loss on disposal of subsidiaries, net	212	—
Equity in losses of equity method investees	59	3
Impairment losses	—	887
Change in fair value of contingent consideration	494	532
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	2,600	571
Inventory	117	—
Prepaid expenses and other assets	1,653	1,928
Accounts payable	2,438	275
Deferred revenue	(613)	23
Amount due to related parties (interest)	348	856
Accrued expenses, salary and other current liabilities	696	(2,147)
Net cash provided by (used in) operating activities	2,571	(3,858)

Cash flows from investing activities:
Acquisition of property and equipment	(157)	(15)
Acquisition of subsidiaries, net of cash acquired	(55,265)	—
Investments in long-term investment	(15,707)	—
Investment in debt securities	(15,000)	—
Net cash used in investing activities	(86,129)	(15)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000	2,000
Proceeds from exercise of warrants and issuance of common stocks	53,659	1,000
Proceeds from noncontrolling interest shareholder	—	7,147
Repayment of amounts due to related parties	—	(2,999)
Net cash provided by financing activities	273,659	7,148
Effect of exchange rate changes on cash	(9)	6
Net increase in cash and cash equivalents	190,092	3,281

Cash and cash equivalents at the beginning of the period	165,764	2,633

Cash and cash equivalents at the end of the period	$355,856	5,914

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

Issuance of shares for acquisition of DBOT	$—	$6,748
Tree Technologies measurement period adjustment	$—	$11,895
Issuance of shares for acquisition	$32,377	$—
Issuance of shares for convertible notes conversion	$140,126	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and the United States through its subsidiaries and variable interest entities (“VIEs.”) Unless the context otherwise requires, the use of the terms “we,” “us,” “our” and the “Company” in these notes to condensed consolidated financial statements refers to Ideanomics, Inc., its consolidated subsidiaries and VIEs.

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through March 31, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital.

With two acquisitions closing in the three months ended March 31, 2021, the Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may, in the future, have multiple reportable segments. At a minimum these are thought to be Ideanomics Mobility, which would encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which would encompass business centered in the finance/real estate market, and a corporate entity, with the combination/consolidation of all three comprising the consolidated operations of the Company.

Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)

Ideanomics Capital is the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (“2020 Form 10-K.”)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Significant Accounting Policies

For a detailed discussion about Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2020 Form 10-K. During the three months ended March 31, 2021, the Company acquired two businesses, Timios Holdings Corp. (“Timios”) and Wireless Advanced Vehicle Electrification, Inc. (“WAVE”) which resulted in the adoption of the following accounting policies with respect to those businesses:

Timios

Title Revenue

Premiums from title insurance policies written by independent agencies are recognized when the policies are reported to Timios and not before the effective date of the policy. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each states’ respective Department of Insurance.

Closing Revenue

A closing or escrow is a transaction pursuant to an agreement of a buyer, seller, borrower, or lender wherein an impartial third-party, such as Timios, acts in a fiduciary capacity on behalf of the parties in accordance with the terms of such agreement in order to accomplish the directions stated therein. Services provided include, among others, acting as escrow or other fiduciary agent, obtaining releases, and conducting the actual closing or settlement. Closing and escrow fees are recognized upon closing of the escrow, which is generally at the same time of the closing of the related real estate transaction.

Appraisal Revenue

Revenue from appraisal services are primarily related to establishing the ownership, legal status and valuation of the property in a real estate transaction. In these cases, Timios does not issue a title insurance policy or perform duties of an escrow agent. Revenues from these services are recognized upon delivery of the service to the customer.

Title Plant

Title plant consists of costs incurred to construct the title plant and to obtain, organize and summarize historical information for Glenn County title searches. These costs were capitalized until such time as the plant was deemed operational to conduct title searches and issue title insurance policies. Management has determined that the title plant has been properly maintained, has an indeterminable life, and in accordance with Accounting Standards Codification (“ASC”) Topic 950, Financial Services – Title Plant, has not been amortized. The costs to maintain the current status of the title plant are recorded as a current period expense.

Software Development Costs

Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software, is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized to expense on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred. The Company classifies software development costs associated with the development of the Company’s products and services as intangible assets. For the three months ended March 31, 2021 the Company capitalized software development costs of $0.3 million.

Escrow and Trust Deposits

In providing escrow services, Timios holds funds for others in a fiduciary capacity, pending completion of real estate transactions. A separate, self-balancing set of accounting records is maintained by Timios to record escrow transactions. Escrow trust funds held for others are not Timios’s and, therefore, are excluded from the accompanying condensed consolidated balance sheet, however, Timios remains contingently liable for the disposition of these deposits. Escrow trust balances at March 31, 2021 were $77.8 million. It is a common industry practice for financial institutions where escrow funds are deposited to either reimburse or to directly provide for certain costs related to the delivery of escrow services. Timios follows the practice of non-recognition of costs borne by the financial institution where escrow funds are deposited.

WAVE

Inventory

Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value, with cost generally computed on a first-in, first-out (“FIFO”) basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to costs of revenue. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value.

Revenue

For product sales, WAVE considers practical and contractual limitations in determining whether there is an alternative use for the product. For example, long-term design and build contracts are typically highly customized to a customer’s specifications. For contracts with no alternative use and an enforceable right to payment for work performed to date, including a reasonable profit if the contract were terminated at the customer’s convenience for reason other than nonperformance, WAVE recognizes revenue over time. All other product sales are recognized at a point in time.

For contracts recognized over time, WAVE uses the cost-to-total cost method or the units of delivery method, depending on the nature of the contract, including length of production time.

For contracts recognized at a point in time, WAVE recognizes revenue when control passes to the customer, which is generally based on shipping terms that address when title and risk and rewards pass to the customer. However, WAVE also considers certain customer acceptance provisions as certain contracts with customers include installation, testing, certification or other acceptance provisions. In instances where contractual terms include a provision for customer acceptance, WAVE considers whether they have previously demonstrated that the product meets objective criteria specified by either the seller or customer in assessing whether control has passed to the customer.

For service contracts, WAVE recognizes revenue as the services are rendered if the customer is benefiting from the service as it is performed, or otherwise upon completion of the service. Separately priced extended warranties are recognized as a separate performance obligation over the warranty period.

The transaction price in WAVE’s contracts consists of fixed consideration and the impact of variable consideration including returns, rebates and allowances, and penalties. Variable consideration is generally estimated using a probability-weighted approach based on historical experience, known trends, and current factors including market conditions and status of negotiations.

For design and build contracts, WAVE may at times collect progress payments from the customer throughout the term of the contract, resulting in contract assets or liabilities depending on the timing of the payments. Contract assets consist of unbilled amounts when revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized.

Design and engineering costs for highly complex products to be sold under a long-term production-type contract are deferred and amortized in a manner consistent with revenue recognition of the related contract or anticipated contract. Other design and development costs are deferred only if there is a contractual guarantee for reimbursement. Costs to obtain a contract (e.g., commissions) for contracts greater than one year are deferred and amortized in a manner consistent with revenue recognition of the related contract.

Product Warranties

WAVE’s standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. WAVE estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of March 31, 2021 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet.

Effects of COVID 19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of May 7, 2021, over 156.4 million cases had been reported across the globe, resulting in 3.3 million deaths.

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

Note 2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”) “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions currently provided for in ASC 740, “Income Taxes” (“ASC 740,”) and by amending certain other requirements of ASC 740. The changes resulting from ASU 2019-12 will be made on a retrospective or modified retrospective basis, depending on the specific exception or amendment. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 effective January 1, 2021. The effect of the adoption of ASU 2019-12 was not material.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting, and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted ASU 2020-06 effective January 1, 2021. As the Company had no outstanding convertible instruments as of that date, the adoption of ASU 2020-06 had no effect.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326:”) Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326,) Derivatives and Hedging (Topic 815,) and Leases (Topic 842)” (“ASC 2019-10,”) which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40)” which provides guidance on modifications or  exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic.  An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration.  The Company will adopt ASU 2021-04 on January 1, 2022.  Management is currently evaluating the effect of the adoption of ASU 2021-04 on the consolidated financial statements. The effect will largely depend on the terms of written call options or financings issued or  modified in the future.

Note 3.    Fuzhou Note Receivable

In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited (“Zhengtong”) in the amount of 3.0 million RMB ($0.4 million). The note receivable is not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. The Company has recorded a reserve of $0.5 million against this note receivable.

Note 4.    Revenue

The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Geographic Markets
Malaysia	$7	$3
USA	29,646	323
PRC	3,056	52
Total	$32,709	$378

Product or Service
Electric vehicles*	$3,019	$55
Charging and batteries*	1,882	—
Title and escrow services	27,611	—
Digital advertising services and other	197	323
Total	$32,709	$378

Timing of Revenue Recognition
Products and services transferred at a point in time	$32,324	$378
Services provided over time	385	—
Total	$32,709	$378

*   The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. All of the revenue from the sale of electric vehicles, as well as revenue from the sale of charging and batteries in the three months ended March 31, 2021, were recorded on a Principal basis. In the three months ended March 31, 2020, the EV revenues were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

Note 5.    Available for Sale Security

On January 28, 2021, the Company invested $15.0 million in Silk EV via a convertible promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and global auto markets.

The terms of the convertible promissory note are as follows:

●	The principal amount is $15.0 million;
●	The interest rate is 6%;
●	The maturity date is January 28, 2022;
●	Upon a qualified equity financing, as defined, the outstanding principal and accrued interest shall convert into equity securities sold in the qualified equity financing at a conversion price equal to the cash price for the equity securities times 0.80;
●	The events of default are as follows:
o	SILK EV fails to pay timely the principal and accrued interest due under this note;
o	SILK EV files any petition for relief under bankruptcy, reorganization, insolvency or similar other law; or
o	An involuntary petition is filed against SIK EV under bankruptcy or similar statute.

The Company accounts for the Silk EV note as an available for sale security at its fair value, with changes in fair value, if any, recorded in other comprehensive income.

Note 6.    Acquisitions and Divestitures

The Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

The Company has not acquired any companies nor disposed of any subsidiaries in the year ended December 31, 2020, with the exception of the disposition of its remaining 10.0% interest in Amer Global Technology Limited (“Amer.”) In the three months ended September 30, 2020, the Company sold its remaining 10.0% interest in Amer to Fintalk Media Inc., a related party, for a nominal amount. As the Company had no basis in its remaining interest in Amer, the gain recognized on the sale was de minimis.

2021 Acquisitions

The Company has completed the below acquisitions in the three months ended March 31, 2021. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

Timios Holdings Corp.

On January 8, 2021 the Company completed the acquisition of privately held Timios and its affiliates pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020. Pursuant to the Timios Agreement, the Company acquired 100% of the outstanding capital stock of Timios for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The full purchase price was paid in cash. Pursuant to the Timios Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review. Timios provides title and escrow services for real estate transactions. Revenue of $27.6 million and net income of $3.4 million have been included in the condensed consolidated financial statements since the acquisition date.

Wireless Advanced Vehicle Electrification, Inc.

On January 15, 2021 the Company completed the acquisition of privately held WAVE pursuant to an agreement and plan of merger (the “WAVE Agreement”) entered into on January 4, 2021. WAVE is a provider of wireless charging solutions for medium and heavy-duty electric vehicles.

Pursuant to the the WAVE Agreement, the Company acquired 100% of the outstanding capital stock of WAVE for an aggregate purchase price of $55.0 million in a combination of $15.0 million of cash plus a total of 12.6 million unregistered shares of the Company’s common stock, valued at $40.0 million at the date of closing. Pursuant to the Wave Agreement, $5 million of the cash consideration was paid into escrow pending a one year indemnification review. The WAVE Agreement provided that 3.6 million shares of the Company’s common stock be held back at closing, to be released upon the receipt of certain customer consents not obtained prior to closing. As of March 31, 2021, 2.4 million of the Company’s common stock remains unissued pending receipt of the consents. Since receipt of the consents is probable, the Company has included these common shares as contingent consideration as of the acquisition date of $7.7 million. If any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the WAVE Agreement will not be issued to the sellers.

In addition to the purchase price to be paid at closing, the WAVE Agreement contains three earnouts that could result in additional payments of up to $30.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics for 2021 and 2022 collectively. The Company considers this earnout to be contingent consideration that as of the acquisition date is unlikely to occur and has therefore attributed zero value for purposes of the preliminary purchase price allocation. The Company will continue to monitor the fair value of this contingent considerations with any changes being recorded in the statement of operations if and when a change occurs.

Ideanomics has also agreed to a performance and retention plan for the benefit of certain WAVE’s employees which could result in up to $10.0 million paid to such employees if certain gross revenue targets and certain gross profit margins are achieved for calendar years 2021 and 2022. Consistent with the conclusion on the earnout contingent consideration, the Company has not accrued any of this retention plan as the revenue and gross profit margin criteria are unlikely to be met.

Revenue of $1.8 million and net loss of $0.6 million have been included in the condensed consolidated financial statements since the acquisition date.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The table below reflects the Company’s provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for the Timios and Wave acquisitions (in thousands):

	Timios	WAVE
Purchase Price
Cash paid at closing, including working capital estimates	$46,576	$15,000
Fair value of common stock	—	32,377
Fair value of contingent consideration	—	7,657
Total purchase consideration	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	7,292	2,130
Property, plant and equipment	429	—
Other assets	49	—
Intangible assets – tradename	7,180	12,630
Intangible assets – lender relationships	13,570	—
Intangible assets – patents	—	29,530
Intangible assets – licenses	1,000	—
Indefinite lived title plant	500	—
Goodwill	26,071	23,862
Total assets acquired	56,091	68,152

Liabilities assumed:
Current liabilities	(4,306)	(3,778)
Deferred tax liability	(5,209)	(9,340)
Total liabilities assumed	(9,515)	(13,118)

Net assets acquired	$46,576	$55,034

	Timios	WAVE
Intangible assets – tradename	15	15
Intangible assets – lender relationships	7	—
Intangible assets – patents	—	40
Intangible assets – licenses	15	—
Weighted average useful life	10	32.5

Amortization expense related to intangible assets created as a result of the Timios and WAVE acquisitions of $0.8 million has been recorded for the three months ended March 31, 2021. Estimated amortization expense related to these intangible assets for each of the years subsequent to March 31, 2021 is as follows (amounts in thousands):

2021 remaining	$3,159
2022	4,064
2023	4,064
2024	4,064
2025	4,064
2026 and beyond	43,710
Total	$63,125

Goodwill in the amount of $26.1 million and $23.9 million was recorded as a result of the acquisitions of Timios and WAVE, respectively. The goodwill from both acquisition represents future economic benefits that we expect to achieve as a result of the acquisition, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for either the Timios or WAVE acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.

Transaction Costs

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. The Company incurred transaction costs of $0.3 million during the three months ended March 31, 2021. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.

Pro forma Financial Information

The unaudited pro forma results presented below include the effects of the Company’s acquisitions as if the acquisitions had occurred on January 1, 2020. The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions occurred on January 1, 2020.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2021	2020
(Amounts in thousands, except per share and share data)

Total revenue	$34,149	$15,216

Net loss attributable to IDEX common shareholders	(242)	(12,058)

Earnings (loss) per share
Basic and Diluted	$(0.00)	$(0.07)

Weighted average shares outstanding
Basic and Diluted	393,191,290	170,448,990

Note 7.    Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$6,625	$8,619
Less: allowance for doubtful accounts	(1,216)	(1,219)
Accounts receivable, net	$5,409	$7,400

The gross balance includes the taxi commission revenue receivables of $1.2 million and $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2021	2020
Balance at the beginning of the period	$(1,219)	$—
Decrease in the allowance for doubtful accounts	3	(1,219)
Balance at the end of the period	$(1,216)	$(1,219)

Due to the foreign exchange rate changes, there was $2,505 increase in the allowance for doubtful accounts for the three months ended March 31, 2021. In the year ended December 31, 2020, the Company fully reserved its accounts receivable of $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.

Note 8.    Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	March 31,	December 31,
	2021	2020
Furniture and office equipment	$568	$315
Vehicle	247	229
Leasehold improvements	339	246
Total property and equipment	1,154	790
Less: accumulated depreciation	(523)	(460)
Property and equipment, net	631	330
Fintech Village
Land	—	2,750
Assets retirement obligations - environmental remediation	—	4,500
Construction in progress (Fintech Village)	—	7,250
Property and Equipment, net	$631	$7,580

The Company recorded depreciation expense of $90,787 and $31,536, which is included in its operating expense, for the three months ended March 31, 2021 and 2020, respectively.

Global Headquarters for Technology and Innovation in Connecticut (“Fintech Village”)

On January 28, 2021, the Company’s Board of Directors accepted an offer of $2.75 million for Fintech Village, and subsequently signed a sale contract on March 15, 2021. The Company believes that Fintech Village met the criteria for held for sale classification on January 28, 2021. As the sale is expected to be completed within one year, the land with a carrying amount of $2.6 million and the asset retirement cost of $4.5 million are recorded as “Held for sale assets (Fintech Village”) in the current asset section of the condensed consolidated balance sheet. The Company has estimated the costs to sell Fintech Village to be $0.2 million and has recorded these costs in “Loss on disposal of subsidiaries, net.”

The Company recorded asset retirement obligations for environmental remediation matters in connection with the acquisition of Fintech Village.  The asset retirement obligations are not classified as held for sale as the purchaser will not assume these liabilities.  However, as the sale of Fintech Village is expected to be completed within one year, the asset retirement obligations, which will be derecognized upon the sale, have been classified as current liabilities in the condensed consolidated balance sheet.

The following table summarizes the activity in the asset retirement obligation for the three months ended March 31, 2021 (in thousands):

	January 1,	Liabilities	Remediation	Accretion		March 31,
	2021	Incurred	Performed	Expense	Revisions	2021
Asset retirement obligation	$4,653	$—	$—	$—	$—	$4,653

Note 9.    Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2020	$23,344
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	1,165
Acquisitions	49,933
Effect of change in foreign currency exchange rates	(14)
Balance as of March 31, 2021	$51,084

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	March 31, 2021				December 31, 2020
	Weighted
	Average	Gross			Gross
	Remaining	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Balance	Amount	Amortization	Balance
Amortizing Intangible Assets
Influencer network (a)	1.8	$1,137	$(546)	$591	$1,137	$(462)	$675
Customer contract (a)	0.4	500	(431)	69	500	(389)	111
Continuing membership agreement (b)	18.3	1,179	(626)	553	1,179	(619)	560
Trade name (a)	12.4	110	(19)	91	110	(17)	93
Technology platform (a)	0.8	290	(145)	145	290	(97)	193
Land use rights (c)	97.8	27,298	(207)	27,091	28,162	(142)	28,020
Timios licenses (d)	14.8	1,000	(15)	985	—	—	—
Timios tradename (d)	14.8	7,180	(109)	7,071	—	—	—
Timios lender relationships (d)	6.8	13,570	(332)	13,238	—	—	—
Timios software in development (e)	—	305	—	305	—	—	—
WAVE patents (f)	39.8	29,530	(153)	29,377	—	—	—
WAVE tradename (f)	14.8	12,630	(174)	12,456	—	—	—
Total		94,729	(2,757)	91,972	31,378	(1,726)	29,652
Indefinite lived intangible assets
Timios Title plant (d)		500		500
Website name		25	—	25	25	—	25
Patent		28	—	28	28	—	28
Total		$95,282	$(2,757)	$92,525	$31,431	$(1,726)	$29,705
(a)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. In connection with the business analysis of Grapevine, the Company determined that the attrition rate of the influencer network had accelerated, and performed an impairment analysis, and recorded an impairment loss of $0.8 million during the year ended December 31, 2020. As a result of this analysis of the influencer network, the Company determined that the remaining useful life of the influencer network should be reduced to two years, effective January 1, 2021. also determined that remaining useful life of the technology should be reduced to one year, effective January 1, 2021.
(b)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets during the year ended December 31, 2020, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million during the year ended December 31 2020.

(c)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia.
(d)	During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 6 for additional information related to the acquisition.
(e)	Relates to software development costs capitalized during the first quarter of 2021 at Timios. The asset is yet to be placed into service; amortization of the completed asset will commence once it is ready to be placed into service.
(f)	During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 6 for additional information related to the acquisition.

Amortization expense relating to intangible assets was $1.0 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be
Years ending December 31,	recognized
2021 (excluding the three months ended March 31, 2021)	$3,755
2022	4,722
2023	4,384
2024	4,384
2025	4,384
2026 and thereafter	70,343
Total	$91,972

Note 10.    Long-term Investments

The following table summarizes the Company’s long-term investments (in thousands):

	March 31,	December 31,
	2021	2020
Non-marketable equity investments	$8,158	$6,014
Equity method investments	16,021	2,556
Total	$24,179	$8,570

Non-marketable equity investment

Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, no impairment losses were recorded in the three months ended March 31, 2021 and 2020.

On January 28, 2021, the Company entered into a simple agreement for future equity (the “SAFE”) with Technology Metals Market Limited (“TM2”) pursuant to which Ideanomics invested £1.5 million ($2.1 million.) If there is an equity financing (of above one million pounds (1,000,000) during the twelve months immediately following execution of the SAFE, on the initial closing of such equity financing the SAFE will automatically convert into the number of ordinary shares equal to the purchase amount divided by the lowest price per share of the ordinary shares paid during such equity financing. If no equity financing has taken place during the twelve-month period immediately following the date of the SAFE, the parties shall in good faith attempt for one month to agree a fair value per ordinary share represented by the SAFE, following which the SAFE shall convert into the number of ordinary shares equal to the purchase amount divided by such fair value. If the parties are unable to establish a fair value per ordinary share within such one-month period, they shall jointly appoint and remunerate an expert valuer who shall deliver to both TM2 and Ideanomics simultaneously a written determination of fair value per ordinary share. Following receipt by both parties of such written determination, the SAFE shall convert into ordinary shares equal to the purchase amount divided by such fair value as determined by the expert valuer.

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		March 31, 2021
				Income (loss)	Impairment		Dilution loss
		January 1, 2021	Addition	on investment	losses	Disposal	due to investee share issuance	March 31, 2021
Solectrac	(a)	$2,556	$—	$(59)	$—	$—	$(31)	$2,466
Energica	(b)	—	13,555	—	—	—	—	13,555
Total		$2,556	$13,555	$(59)	$—	$—	$(31)	$16,021

The Company has received no dividends from equity method investees in the three months ended March 31, 2021 and 2020.

(a)  Solectrac, Inc. (“Solectrac”)

On October 22, 2020, the Company acquired 1.4 million common shares, representing 15.0% of the total common shares outstanding, of Solectrac for a purchase price of $0.91 per share, for total consideration of $1.3 million. On November 19, 2020, Ideanomics acquired an additional 1.3 million shares of common stock for $1.00 per share, for a subsequent investment of $1.3 million. The Company’ ownership in Solectrac was diluted to 24.3% as of March 31 2021 due to the new share issuance by Solectrac during the three months ended March 31 2021.

Solectrac develops, assembles and distributes 100% battery-powered electric tractors-an alternative to diesel tractors-for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy.

(b)  Energica Motor Company S.P.A. (“Energica”)

On March 3, 2021, the Company entered into an investment agreement with Energica Motor Company S.P.A (“Energica.”) The Company invested €10.1 million ($13.6 million) for 6.1 million ordinary shares of Energica at a subscription price of €1.78 ($2.21) for each ordinary share. Pursuant to the purchase of the shares the Company will hold 20.0% of Energica’s share capital. From March 3, 2021 through September 30, 2021 the Company has the right to participate in any equity financing by Energica. Ideanomics will not be able to sell any of the shares for a period of 90 days.

Energica is the world’s leading manufacturer of high performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica motorcycles are currently on sale through the official network of dealers and importers.

The Company has decided to account for Energica on a one quarter lag as Energica, which is publicly traded on the Milan stock exchange, is only required to prepare and file semi-annual and annual financial statements, and the time frame in which the filings must be complete is much more lenient than in the U.S. Energica prepares its financial statements in accordance with Article 2423 et seq of the Italian Civil Code, rather than U.S. GAAP. Energica’s financial statements will either be prepared in or reconciled to U. S. GAAP prior to the Company recording its share of Energica’s earnings or losses, and the one quarter lag will be utilized to accomplish this, as well as related disclosure matters.

Note 11.    Leases

As of March 31, 2021, the Company’s operating lease right of use assets and operating lease liabilities are $9.3 million and $9.4 million, respectively. The weighted-average remaining lease term is 11.3 years and the weighted-average discount rate is 4.2%.

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$338	$487
Short-term lease cost	88	85
Sublease income	—	(32)
Total	$426	$540

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$319	$553
Right of use assets obtained in exchange for new operating lease liabilities	1,671	322

The additional right of use assets were acquired in the Timios and WAVE acquisitions. The facilities acquired are office buildings in U.S. locations where they conduct business.

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Years ending December 31	Costs
2021	$1,064
2022	1,262
2023	1,207
2024	897
2025	835
2026 and thereafter	6,771
Total lease payments	12,036
Less: interest	(2,596)
Total	$9,440

Note 12.   Promissory Notes

The following table summarizes the outstanding promissory notes as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31,		December 31,
		2021		2020
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Vendor Note Payable	0.25%-4%	$105	$105	$105	$105
Small Business Association Paycheck Protection Program	1.0%	760	764	460	463
Promissory Note	4.0%	80,000	80,446	—	—
Total		$80,865	81,315	$565	568
Less: Current portion			(81,315)		(568)
Long-term Note, less current portion			$—		$—

*Carrying amount includes the accrued interest.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all ratios and covenants.

The Company had various debt instruments outstanding as of March 31, 2020.  As of March 31, 2020, the total principal amount outstanding was $28.9 million, and the carrying amount, net of debt discounts arising from beneficial conversion features and including accrued interest, was $19.0 million.  These debt instruments were either converted into common stock of the Company or repaid on or prior to their scheduled maturity dates in the year ended December 31, 2020.

In the three months ended March 31, 2020, the Company received aggregate gross proceeds of $2.0 million from the issuance of convertible notes to YA II PN, Ltd. (“YA PN II,”) pursuant to a previous securities purchase agreement.

In the three months ended March 31, 2020, the Company recorded interest expense related to these debt instruments of $3.2 million, including amortization of the beneficial conversion features of $2.7 million.

$37.5 Million Convertible Debenture due July 4 2021 – YA II PN

On January 4, 2021, the Company executed a security purchase agreement with YA II PN, whereby the Company issued a convertible note of $37.5 million, and received aggregate gross proceeds of $37.5 million. The note was scheduled to mature on July 4, 2021 and bore interest at an annual rate of 4.0%, which would increase to 18.0% in the event of default.  The note had a fixed conversion price of $2.00. The conversion price was not subject to adjustment except for subdivisions or combinations of common stock. The Company had the right, but not the obligation, to redeem a portion or all amounts outstanding under this note prior to the maturity date at a cash redemption price equal to the principal to be redeemed, plus accrued and unpaid interest. The note contained customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

During the three months ended March 31, 2021, the note, plus accrued and unpaid interest, was converted into 18.8 million shares of common stock of the Company. Total interest expense recognized was $25,479 for the three months ended March 31, 2021.

$37.5 Million Convertible Debenture due July 15 2021 – YA II PN

On January 15, 2021, the Company executed a security purchase agreement with YA II PN, whereby the Company issued a convertible note of $37.5 million, and received aggregate proceeds of $37.5 million. The note was scheduled to mature on July 15, 2021 and bore interest at an annual rate of 4.0%, which would increase to 18.0% in the event of default. The note had a fixed conversion price of $3.31. The conversion price was not subject to adjustment except for subdivisions or combinations of common stock. The Company had the right, but not the obligation, to redeem a portion or all amounts outstanding under this note prior to the maturity date at a cash redemption price equal to the principal to be redeemed, plus accrued and unpaid interest. The note contained customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

During the three months ended March 31, 2021, the note, plus accrued and unpaid interest, were converted into 11.3 million shares of common stock of the Company. Total interest expense recognized was $46,301 for the three months ended March 31, 2021.

$65.0 Million Convertible Debenture due July 28 2021 – YA II PN

On January 28, 2021, the Company executed a security purchase agreement with YA II PN, whereby the Company issued a convertible note of $65.0 million, and received aggregate proceeds of $65.0 million. The note was scheduled to mature on July 28, 2021 and bore interest at an annual rate of 4.0%, which would increase to 18.0% in the event of default. The note had a fixed conversion price of $4.12. The conversion price was not subject to adjustment except for subdivisions or combinations of common stock. The Company had the right, but not the obligation, to redeem a portion or all amounts outstanding under this note prior to the maturity date at a cash redemption price equal to the principal to be redeemed, plus accrued and unpaid interest. The note contained customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

During the three months ended March 31, 2021, the note, plus accrued and unpaid interest, were converted into 15.8 million shares of common stock of the Company. Total interest expense recognized was $53,699 for the three months ended March 31, 2021.

$80.0 Million Convertible Debenture due August 8, 2021 – YA II PN

On February 8, 2021, the Company executed a security purchase agreement with YA II PN, whereby the Company issued a convertible note of $80.0 million, and received aggregate proceeds of $80.0 million. The note is scheduled to mature on August 8, 2021 and bears interest at an annual rate of 4.0%, which increases to 18.0% in the event of default. The note has a fixed conversion price of $4.95. The conversion price is not subject to adjustment except for subdivisions or combinations of common stock. The Company has the right, but not the obligation, to redeem a portion or all amounts outstanding under this note prior to the maturity date at a cash redemption price equal to the principal to be redeemed, plus accrued and unpaid interest. The note contains customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

Total interest expense recognized was $0.4 million for the three months ended March 31, 2021.

Vendor Notes Payable

On May 13, 2020, DBOT entered into a settlement agreement with a vendor whereby the existing agreement with the vendor was terminated, the vendor ceased to provide services, and all outstanding amounts were settled. In connection with this agreement, DBOT paid an initial $30,000 and executed an unsecured promissory note in the amount of $60,000, bearing interest at 0.25% per annum, and payable in two installments of $30,000. The first installment was due on December 31, 2020 and was repaid, and the remaining payment is due on August 31, 2021.

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

On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan is currently payable commencing on October 1, 2021, with a final payment due on April 10, 2025. The Company is planning to repay the loan in the next few months.

On May 3, 2020 WAVE borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $12,630 commencing on November 1, 2020, with a final payment due on May 3, 2022.  After the issuance of an additional grace period, payments will commence on April 3, 2021 and will continue until the original maturity date of May 3, 2022. WAVE used the loan for qualifying expenses and the Company expects to qualify for full or partial forgiveness under the program in the next few months.

Total interest expense recognized was $1,138 in the three months ended March 31, 2021.

Note 13.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest

Convertible Preferred Stock

The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of March 31, 2021 and December 31, 2020, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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

The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Beginning balance	$7,485	—
Initial investment		7,047
Accretion of dividend	115	106
Loss attributable to non-controlling interest	(154)	(80)
Adjustment to redemption value	154	80
Ending balance	$7,600	7,153

Common Stock

The Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.

2021 Equity Transactions

On February 26, 2021, the Company entered into a sales agreement with Roth Capital Partners, LLC (“Roth Capital.”) in accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million (the “Placement Shares.”) The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230.) The Company is not obligated to sell any Placement Shares pursuant to the sales agreement. Subject to the terms and conditions of the sales agreement, Roth Capital will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market (“Nasdaq,”) to sell the Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose. Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company shall pay to Roth Capital in cash, upon each sale of Placement Shares pursuant to the Agreement, an amount equal to 3.0% of the gross proceeds from each sale of Placement Shares. During the three months ended March 31, 2021, the Company issued 17.6 million shares of common stock and received net proceeds of $53.4 million after deducting $1.7 million commission and transaction fees.

Refer to Note 6 for information related to the issuance to common stock for acquisitions, Note 12 for information related to issuance of common stock with convertible notes, Note 15 for information related to the issuance to common stock for option exercise.

2020 Equity Transactions

During the three months ended March 31, 2020, the Company issued 10.9 million shares of common stock related to the DBOT acquisition, issued 1.5 million shares of common stock related to convertible notes and 1.0 million shares of common stock related to warrant exercise.

Note 14.    Related Party Transactions

(a) Convertible Notes

$3.0 Million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, the Company’s Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million at a 4.0% interest rate computed on the basis of a 365-day year. The Company entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock). The last amendment was made on May 9, 2020, and extended the maturity date to December 31, 2022. For the three months ended March 31, 2020, the Company recorded interest expense of $29,918 related to the note.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the Note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash prior to the conversion.

$2.5 Million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bears interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. For the three months ended March 31, 2020, the Company recorded interest expense of $12,489 related to the convertible promissory note. The Company did not pay the interest in cash on this note.

The Company received $1.3 million from SSSIG, and did not receive the remaining $1.2 million. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 2.2 million shares of common stock.

$1.0 Million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, was initially scheduled to mature on November 25, 2021, and was convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. For the three months ended March 31, 2020, the Company recorded interest expense of $3,493. The Company did not paid the interest in cash on this note.

The Company received $0.25 million from SSSIG and did not receive the remaining 0.75 million. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock.

(b) Severance payments

Pursuant to previous severance agreements with certain executives, the Company paid $0.1 million in the three months ended June 30, 2020, and recorded the remaining $0.1 million in “Other current liabilities” on its condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

(c) Transaction with Dr. Wu. and his affiliates

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

As of March 31, 2021 and December 31, 2020, the Company has receivables of $0.2 million and $0.2 million, respectively, due from Dr. Wu and his affiliates and recorded in “Amounts due from related parties” in the consolidated balance sheets.

As of March 31 2021 and December 31 2020, the Company has payables of $1.0 million and $0.6 million, respectively, due to Dr. Wu and his affiliates and recorded in “Amounts due to related parties” in the consolidated balance sheets. The increase is mainly due to $0.4 million accrued service charges payable to SSSIG for the period from January 1, 2021 through March 31, 2021.

Service agreement with SSSIG

The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG. The services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the three months ended March 31, 2021, and $0.6 million in “Amount due to related parties” as of March 31, 2021. The Company is in the process of renegotiating the service agreement.

(d) Amounts due from and due to Glory

Glory has made partial payment of $0.5 million on behalf of the Company to acquire the land use rights and the Company has made payments of $0.2 million on behalf of Glory for some of its operational expenses during the year ended December 31, 2020. The net balance of $0.3 million due to Glory as result of these payments is recorded in “Amount due to related parties” as of March 31, 2021 and December 31, 2020.

(e) Long Term Investment to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)

In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co. (“Shenma”) to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it will be required to return the consideration to the Company. The Company has paid $0.5 million as of March 31, 2021 and December 31, 2020 and recorded it on the “Other Non-Current Assets” since the share transfer registration is not completed yet. The Company is currently taking actions to resolve these matters.

Note 15.    Share-Based Compensation

As of March 31, 2021, the Company had 25.8 million options, 0.1 million restricted shares and 1.1 million warrants outstanding.

The Company awards common stock and stock options to employees, consultants, and directors as compensation for their services, and accounts for its stock option awards to employees, consultants, and directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of March 31, 2021, options available for issuance are 23.6 million shares.

For the three months ended March 31, 2021 and 2020, total share-based payments expense was $2.0 million and $2.2 million, respectively.

(a)	Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at January 1, 2021	25,087,416	$1.29	—	$—
Granted	1,705,000	3.01	—	—
Exercised	(480,834)	0.54	—	—
Expired	(156,255)	0.53	—	—
Forfeited	(395,830)	0.53	—	—
Outstanding at March 31, 2021	25,759,497	1.44	7.72	39,294,450
Vested as of March 31, 2021	17,006,683	1.60	6.87	23,226,636
Expected to vest as of March 31, 2021	8,752,814	1.12	9.37	16,067,814

As of March 31, 2021, $8.0 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.24 years. The total intrinsic value of shares exercised in the three months ended March 31, 2021 and 2020 was $0.5 million and $0, respectively. The total fair value of shares vested in the three months ended March 31, 2021 and 2020 was $1.9 million and $2.2 million, respectively. Cash received from options exercised in the three months ended March 31, 2021 and 2020 were $0.3 million and $0, respectively.

The following table summarizes the assumptions used to estimate the fair values of the share options granted in the three months ended March 31, 2021 and 2020.

Three Months Ended
	March 31, 2021	March 31, 2020
Expected term (in years)	5.51-5.53	—
Expected volatility	120%-122%	—%
Expected dividend yield	—%	—%
Risk free interest rate	0.51%-1.01%	—%

(b)	Warrants

In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $4.00 and the weighted average remaining life was 1.36 years.

	March 31, 2021	December 31, 2020
	Number of	Number of
	Warrants	Warrants
	Outstanding and	Outstanding and	Exercise	Expiration
Warrants Outstanding	Exercisable	Exercisable	Price	Date
Service providers	200,000	200,000	$5.00	July 1, 2022
Service providers	700,000	700,000	2.50	February 28, 2022 - October 1, 2022
Service provider	100,000	—	7.50	January 1, 2023
Service provider	100,000	—	9.00	January 1, 2023
Total	1,100,000	900,000

(c)	Restricted Shares

As of March 31, 2021, there was $0 of unrecognized compensation cost related to unvested restricted shares.

Note 16.     Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share for the three months ended March 31, 2021 and 2020 (USD in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net earnings (loss) attributable to common stockholders	$(573)	$(12,348)
Basic weighted average common shares outstanding	391,131,793	157,859,642
Effect of dilutive securities
Convertible preferred shares- Series A	—	—
Convertible promissory notes	—	—
Diluted potential common shares	391,131,793	157,859,642
Earnings (loss) per share:
Basic	$(0.00)	$(0.08)
Diluted	$(0.00)	$(0.08)

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

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	March 31,	December 31,
	2021	2020
Warrants	1,100	900
Options and RSUs	25,844	25,172
Series A Preferred Stock	933	933
DBOT contingent shares	1,013	1,013
Convertible promissory note and interest	16,162	—
Total	45,052	28,018

Note 17.    Income Taxes

During the three months ended March 31, 2021 there was an income tax benefit of $12.9 million. This principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions of Timios and WAVE. In both cases intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of Timios and WAVE, resulted in the recognition of $14.5 million deferred tax liabilities, of which $10.4 million for federal and $4.1 million for state. The federal tax returns of Timios and WAVE will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by an equal amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of Timios and WAVE occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a $13.3 million one time income tax benefit.

Timios has taxable income reported on certain separate state tax returns and consequently has related state income tax expense. The net state income tax expense for Timios was $0.4 million for the three months ended March 31, 2021. There are no other material income tax expenses or benefits for the three months ended March 31, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

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

There was no identified uncertain tax positions as of March 31, 2021 and December 31, 2020.

Note 18.    Commitments and Contingencies

Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.

Shareholder Class Actions and Derivative Litigation

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

On July 10, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Toorani v. Ideanomics, et al., 1:20-cv-05333. The Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company. Additionally, on September 11, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Elleisy, Jr. v. Ideanomics, et al, 20-cv-5333, alleging violations and allegations similar to the Toorani litigation. On October 10, 2020, the Court in the Elleisy and Toorani, consolidated these two actions. Additionally, on October 27, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Nevada, captioned Zare v. Ideanomics, et al, 20-cv-608, alleging violations and allegations similar to the Toorani and Elleisy litigation.

As previously disclosed, there was a mediation scheduled for April 21 and 22, 2021 for the above-referenced filed civil actions. In the Rudani action, the parties reached a settlement in principle, subject to finalizing a settlement agreement and approval of the Court, for $5,000,000.  As to the shareholder derivative cases, the parties have advised the Court in the Southern District of New York that the parties are currently engaged in a dialogue pertaining to settlement. As to the action titled In re Ideanomics, Inc. Securities Litigation pending in the Southern District of New York, the defendants filed a motion to dismiss on May 6, 2021. While the Company believes that these actions are without merit, there can be no assurance that the Company will prevail in the pending lawsuits. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with the pending and unresolved litigations.

SEC Investigation

As previously reported, the Company is subject to an investigation by the SEC and continues to respond to various information and document requests from the SEC. The Company is fully cooperating with the SEC’s requests and cannot predict the outcome of this investigation.

Note 19.    Concentration of Credit and Foreign Currency Risks

(a)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of March 31, 2021, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, Malaysia , the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

(b)	Foreign Currency Risks

A portion of the Company’s operating transactions are denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC.”) Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

Note 20.     Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	March 31, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	8,805	8,805
Wave - Contingent consideration[3]	—	—	7,657	7,657

Note

1   This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of March 31, 2020 was valued using the Black-Scholes Merton method. The Company issued 10.9 million shares during the three months ended months ended March 31, 2020 and partially satisfied this liability. No shares have been issued in the three months ended March 31, 2021.

2   This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of March 31, 2021. The fair value of the Tree Technology contingent consideration was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.

3   This represents the liability incurred in connection with the acquisition of WAVE.  The liability represents the combination of the hold back shares and the earnout.  The hold back shares are the remaining shares to be issued as of March 31, 2021 contingent on the receipt of certain customer consents as disclosed in Note 6. The fair value of this contingent consideration was valued using a scenario-based method that indicated based on the probabilities that 100% of the consents will be received in the second quarter of 2021.  The earnout liability is dependent on WAVE achieving certain revenue and gross profit margin criteria in 2021, 2022 and cumulatively 2021 and 2022.  The fair value of zero has been determined using a scenario-based method indicated that none of the criteria are likely to be achieved.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent
Consideration
January 1, 2021	$8,960
Addition	7,657
Settlement	—
Remeasurement loss/(gain) recognized in the statement of operations	494
March 31, 2021	$17,111

Note 21. Subsequent Events

Stock Purchase Agreement with FNL Technologies, Inc.

On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be (“FNL,”) pursuant to which Ideanomics made an investment into FNL which included the investment of $2.9 million cash into FNL, the issuance of 105,932 shares of Ideanomics common stock, and the sale of 100% of Grapevine Logic, Inc., a subsidiary of Ideanomics, to FNL. Ideanomics received 0.6 million shares of common stock of FNL at a subscription price of $8.09 per share of common stock, and Ideanomics also converted a $250,000 Simple Agreement for Future Equity into 30,903 shares of common stock. Ideanomics will have approximately 20% ownership of FNL. FNL will appoint Alfred Poor, Ideanomics’ Chief Executive Officer, to be a member of its board of directors.

Stock Purchase Agreement with U.S. Hybrid Corporation

On May 12, 2021, Ideanomics entered into an agreement and plan of merger (the “Agreement”) to acquire 100% of privately held U.S. Hybrid Corporation (“U.S. Hybrid”) for an aggregate purchase price of $50.0 million in a combination of $30.0 million of cash and $20.0 million worth of Ideanomics stock as consideration, subject to customary purchase price adjustments set forth in the Agreement. U.S. Hybrid designs, manufactures, and markets integrated power conversion systems for battery electric, fuel cell, and hybrid vehicles, as well as systems for renewable energy generation and storage.

The Agreement contains customary representations, warranties, covenants, termination rights and indemnities of the parties. Non-fundamental representations and warranties survive for 18 months following the closing date and fundamental representations and warranties survive either indefinitely or for the statute of limitations. The Agreement also contains mutual indemnification obligations of the parties thereto. The indemnification obligations of the parties are capped at $25.0 million for non-fundamental representations and warranties. The indemnification obligations of the parties for breaches of non-fundamental representations and warranties are subject to a $100,000 deductible, except in the case of fraud. The Agreement contains customary covenants.

The Agreement is subject to customary closing conditions, including, among other things, that certain employees of U.S. Hybrid enter into non-competition and solicitation agreements, including one employee who has agreed to a 5 year period of non-competition and non-solicitation. Ideanomics will have agreed to fund $25.0 million in growth capital to U.S. Hybrid over the course of the two years following closing. Under the terms of the Agreement, the stock consideration, $20.0 million of the purchase price, shall be placed in an indemnity escrow to satisfy future indemnification obligations of the parties (if any).

Ideanomics has agreed to a performance and retention plan for the benefit of certain U.S. Hybrid’s employees which could result in up to $15.0 million paid to such employees if certain performance targets are achieved over a three year period.

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for the Company’s products, and the product-development and marketing efforts of its competitors. Examples of these events are more fully described in the Company’s 2019 Form 10-K under Part I. Item 1A. Risk Factors.

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

OVERVIEW

Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004.

Through March 31, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the 3 key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)

Ideanomics Capital is the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

Significant Transactions in the Three Months Ended March 31, 2021

Since December 31, 2020 the Company has completed a number of transactions that have expanded the scope of the Company’s EV and fintech activities, and has entered into a contract regarding the sale of Fintech Village.

WAVE

On January 15, 2021 acquired 100% of privately held Wireless Advanced Vehicle Electrification, Inc. (“WAVE.”)

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

Energica Motor Company, S.P.A. (“Energica”)

On March 3, 2021 the Company purchased 20% of Energica, the world’s leading manufacturer of high-performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica has combined zero emission EV technology with the pedigree of high-performance mobility synonymous with Italy’s Motor Valley to create a range of exceptional products for the high-performance motorcycle market. To support its products, it has developed proprietary EV battery and DC fast-charging in-house that has applications and synergies with Ideanomics’ broader interests in the global EV sector.

Silk EV Cayman LP (“Silk”)

On January 28, 2021, the Company invested $15.0 million in Silk EV via a promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and Global auto markets. Silk-FAW has exclusive rights to develop Hongqi-S brand high-end electric sports cars. The Hongqi brand is the most well known luxury auto brand in China. Silk-FAW vehicles are being designed in Italy’s Motor Valley and is attracting talent from the luxury and high performance auto market. Partnering with Silk provides access to Silk-FAW’s Innovation Centers providing us insight into technological advancements and all best-in-breed technology evaluated at those centers to support the development of high-performance sportscars (battery tech, power management systems, high performance motors.)

Timios Holdings Corp.

On January 8, 2021 the Company acquired 100% of privately-held Timios Holdings Corp. (“Timios.”) Timios, a US nationwide title and escrow services provider, which has been expanding in recent years through offering innovative and freedom-of-choice-friendly solutions for real estate transactions. The products include residential and commercial title insurance, closing and settlement services, as well as specialized offerings for the mortgage process industry.

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

Founded in 2008 by real estate industry veteran Trevor Stoffer, Timios’ vision is to bring transparency to real estate transactions. The company offers title and settlement, appraisal management, and real-estate-owned (“REO”) title and closing services in 44 states and currently serves more than 280 national and regional clients.

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

Fintech Village

On January 28, 2021, the Company’s Board of Directors accepted an offer of $2.75 million for Fintech Village, and subsequently signed a sale contract on March 15, 2021. The Company believes that Fintech Village met the criteria for held for sale classification on January 28, 2021. As the sale is expected to be completed within one year, the land with a carrying amount of $2.5 million and the asset retirement cost of $4.5 million are recorded as “Held for sale assets (Fintech Village”) in the current asset section of the condensed consolidated balance sheet. The Company has estimated the costs to sell Fintech Village to be $0.2 million and has recorded these costs in “Loss on disposal of subsidiaries, net.”

Recent Developments

U.S. Hybrid

On May 12, 2021, Ideanomics, Inc. (“Ideanomics”) entered into an agreement to acquire U.S. Hybrid Corporation (“US Hybrid.”) Founded in 1999, and headquartered in Torrance, California, U.S. Hybrid has been providing innovative solutions including components, drive trains, and fuel cells to medium and heavy-duty commercial fleet operators. U.S. Hybrid designs, manufactures, and markets integrated power conversion systems for battery electric, fuel cell, and hybrid vehicles, as well as systems for renewable energy generation and storage. The company has been leading the clean-tech revolution by offering integrated power conversion components and integrated motor drives, motors and controllers, distributed energy management systems, and DC-DC boost converters - equipment that is vital to the growth of the broader EV industry. In addition to its relationships with leading original equipment manufacturers, U.S. Hybrid has delivered projects for the private and public sectors, including the defense industry and governmental customers.

U.S. Hybrid has reliably demonstrated proven powertrain technology, along with DC-DC converters which possess high efficiency ratings and fast dynamic response capabilities. U.S. Hybrid enjoys long-term commercial relationships in various industries including Commercial, Defense and Aerospace, and Transit/Municipal for its battery electric vehicle, fuel cell energy, and hybrid platforms.

The acquisition of U.S. Hybrid brings to Ideanomics the application of U.S.-built technology, for use in its own vehicles, and significantly extends the company's capabilities in zero-emission transportation. U.S. Hybrid will continue to service its existing customer base, and Ideanomics will assist them in scaling their business operations within the Ideanomics Mobility business division. U.S. Hybrid operates from locations in California, Connecticut, and Massachusetts.

Principal Factors Affecting the Company’s Financial Performance

The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2021 and 2020:

●	The Company’s ability to transform the business and to meet internal or external expectations of future performance. In connection with this transformation, the Company is in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring its business structure, continuing to further enhance the controls, procedures, and oversight during this transformation, and expanding the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether the Company will be able to develop the necessary business models, infrastructure and systems to support the businesses. To succeed, among other things, the Company will need to have or hire the right talent to execute the business strategy. Market acceptance of new product and service offerings will be dependent in part on management’s ability to include functionality and usability that address customer requirements, and optimally price the products and services to meet customer demand and cover costs.

●	The Company’s ability to remain competitive. The Company will continue to face intense competition: these new technologies are constantly evolving, and the Company’s competitors may introduce new platforms and solutions that are superior. In addition, the Company’s competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than the Company can. The Company may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.
●	The fluctuation in earnings from the deployment of the Company’s services through acquisitions, strategic equity investments, the formation of joint ventures, and through licenses of technology. The Company’s results of operations may fluctuate from period to period based on the entry into new transactions to expand the business. In addition, while management intends to contribute cash and other assets to the Company’s various investments, the Company does not intend for its holding company to conduct significant research and development activities. The Company intends research and development activities to be conducted by its technology partners and licensors. These fluctuations in growth or costs and in the Company’s various investments may contribute to significant fluctuations in the results of the Company’s operations.

Effects of COVID 19

Novel Coronavirus 2019 (“COVID-19”) is an infectious disease caused by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of May 7, 2021, over 156.4 million cases had been reported across the globe, resulting in 3.3 million deaths.

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

In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover. However, commencing in the autumn and fall of 2020, the U. S. as well as countries in Europe , South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus. The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified. Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels for worldwide immunization against COVID-19 remains challenging.

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

Information about Segment Presentation

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through March 31, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital.

With two acquisitions closing in the three months ending March 31, 2021, the Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may, in the future, have multiple reportable segments. At a minimum these are thought to be Ideanomics Mobility, which would encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which would encompass business centered in the finance/real estate market, and a corporate entity, with the combination/consolidation of all three comprising the consolidated operations of the Company.

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020 (USD in thousands):

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change

Revenue	$32,709	$378	$32,331	n/m
Cost of revenue	21,867	334	21,533	n/m
Gross profit	10,842	44	10,798	n/m

Operating expenses:
Selling, general and administrative expenses	12,005	5,827	6,178	n/m
Research and development expense	10	—	10
Professional fees	5,168	1,757	3,411	n/m
Impairment losses	—	887	(887)	n/m
Change in fair value of contingent consideration, net	494	532	(38)	(7.1)
Litigation settlement	5,000	—	5,000	n/m
Depreciation and amortization	1,128	476	652	n/m
Total operating expenses	23,805	9,479	14,326	n/m

Loss from operations	(12,963)	(9,435)	(3,528)	37.4

Interest and other income (expense):
Interest expense, net	(417)	(3,156)	2,739	(86.8)
Equity in loss of equity method investees	(59)	(3)	(56)	n/m
Loss on disposal of subsidiaries, net	(212)	—	(212)	n/m
Other income (expense), net	(2)	(26)	24	(92.3)
Loss before income taxes and non-controlling interest	(13,653)	(12,620)	(1,033)	8.2
Income tax benefit	12,916	—	12,916	n/m

Net loss	(737)	(12,620)	11,883	(94.2)
Net loss attributable to non-controlling interest	164	272	(108)	(39.7)

Net loss attributable to IDEX common shareholders	$(573)	$(12,348)	$11,775	(95.4)

Earnings (loss) per share
Basic	$(0.00)	$(0.08)
Diluted	$(0.00)	$(0.08)

Revenues (USD in thousands)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
Electric vehicles	$3,019	$55	$2,964	n/m
Charging and batteries	1,882	—	1,882	n/m
Title and escrow services	27,611	—	27,611	n/m
Digital advertising services	197	323	(126)	(39)
Total	$32,709	$378	$32,331	n/m

n/m = Not Meaningful

Revenue for the three months ended March 31, 2021 was $32.7 million as compared to $0.4 million for the same period in 2020, an increase of $32.3 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $27.6 million from the acquisition closing date through March 31, 2021. No revenue was generated related to title and escrow services for the three months ended March 31, 2020.

In the first quarter of 2020, the Company gradually ramped up its business related to EVs and recognized $0.1 million revenue from the sales of EVs. The EV revenues for the quarter were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

In the first quarter of 2021, the Company recognized $27.6 million revenue from the sales of title and escrow services, $3.0 million revenue from the sales of EVs, and $1.9 million revenue from sales of charging and batteries. The EV revenues for the quarter were recorded on a Principal (Gross) basis because the Company acted as principal in these transactions.

Cost of revenues (USD in thousands)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
Electric vehicles	$3,019	$2	$3,017	n/m
Charging and batteries	1,540	—	1,540	n/m
Title and escrow services	17,132	—	17,132	n/m
Digital advertising services and other	176	332	(156)	(47)
Total	$21,867	$334	$21,533	n/m

Cost of revenues was $21.9 million for the three months ended March 31, 2021, as compared to $0.3 million for the three months ended March 31, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of $17.1 million related to Title and escrow service from the acquisition closing date through March 31, 2021. No cost related to title and escrow services for the three months ended March 31, 2020.

Gross profit (USD in thousands)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
Electric vehicles	$—	$53	$(53)	n/m
Charging and batteries	342	—	342	n/m
Title and escrow services	10,479	—	10,479	n/m
Digital advertising services and other	21	(9)	30	n/m
Total	$10,842	$44	$10,798	n/m

Gross profit for the three months ended March 31, 2021 was $10.8 million, as compared to gross profit in the amount of $44,000 during the same period in 2020. The increase was mainly due to the Company’s acquisition of Timios, which generated profit of $10.5 million related to Title and escrow service from the acquisition closing date through March 31, 2021. No gross profit related to title and escrow services for the three months ended March 31, 2020.

Gross profit ratio

	Three Months Ended
	March 31,	March 31,
	2021	2020
Electric vehicles	—%	96.4%
Charging and batteries	18.2	—
Title and escrow services	38.0	—
Digital advertising services and other	10.7	(2.8)
Total	33.1%	11.6%

The gross profit ratio for the three months ended March 31, 2021 was 33%, while in 2020, it was 12%. The increase was mainly due to the high gross margin from the sales of title and escrow services for the three months ended March 31, 2021.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2021 was $12.0 million as compared to $5.8 million for the same period in 2020, an increase of $6.2 million. The increase was principally due to the inclusion of selling, general and administrative expenses related to Timios, which was acquired on January 8, 2021 and WAVE which was acquired on January 15, 2021 and increases in compensation costs within existing businesses reflecting increased head count as these operations are expanded.

Professional fees

Professional fees for the three months ended March 31, 2021 were $5.2 million as compared to $1.8 million for the same period in 2020, an increase of $3.4 million. The increase was related to an increase in legal fees, consulting services and investors relations related expense. The increase in legal fees was related to advice on general corporate matters, responding to regulatory enquiries, advice on merger and acquisitions, and advice in relation to the class action lawsuits. Consulting fees increased as a result of a shared services agreement with SSSIG and general advice related to the expansion of the Company’s operations in the current quarter including investors relations services.

Impairment losses

The Company recorded impairment losses of $0.9 million related to DBOT right of use assets because the Company ceased to use the office and vacated the space on March 31, 2020.

Change in fair value of contingent consideration, net

The change in fair value of contingent consideration, net of $0.5 million for the three months ended March 31, 2021 represents the remeasurement of the contingent consideration payable related to the acquisition of Tree Technologies.

The change in in fair value of contingent consideration, net of $0.5 million for the three months ended March 31, 2020 represents the remeasurement of the contingent consideration payable to the former DBOT shareholders.

Litigation Settlements

The Company recorded $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in April, 2021.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2021 was $1.1 million as compared to $0.5 million for the same period in 2020, an increase of $0.7 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first quarter of 2021.

Interest expense, net

Interest expense decreased $2.7 million to $0.4 million for the three months ended March 31, 2021, from $3.2 million during the same period of 2020. The interest expense in the prior quarter related to convertible debt that was either converted or repaid in 2020 with a resulting decrease in interest expense. (in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Interest, net	$417	$443
Amortization of discount	—	2,713
Total	$417	$3,156

Equity in loss of equity method investees

Equity in loss of equity method investees of $0.1 million related to recording Solectrac’s net loss for the three months ended March 31, 2021.

Loss on disposal of subsidiaries, net

Loss on disposal of subsidiaries, net represents the estimated costs to sell Fintech Village.

Income tax benefit

During the three months ended March 31, 2021, the income tax benefit of $12.9 million is mainly due to a reduction in the Company’s valuation allowance of $13.3 million that resulted from the acquisitions of Timios and WAVE, partially offset by the $0.4 million state income taxes mainly from Timios that has taxable income reported on certain separate state tax returns and consequently has related state income tax expense.  The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

During the three months ended March 31, 2020, income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

Net loss attributable to non-controlling interest

Net loss attributable to non-controlling interests was $0.2 million for the three months ended March 31, 2021 compared to a net loss of $0.3 million in the same period in 2020. The decrease of loss is mainly due to the decrease in loss of our investment with iUnicorn, partially offset by the slight increase in loss of Tree Technologies.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $355.9 million. Approximately $3.9 million was held in accounts outside of the United States, primarily in the PRC.

Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.

Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.3 million as of March 31, 2021, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% owned investment in an entity which is based in Singapore. This entity had cash of $0.5 million as of March 31, 2021. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.

The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash generated (used) in operating activities	$2,571	$(3,858)
Net cash used in investing activities	(86,129)	(15)
Net cash provided by financing activities	273,659	7,148
Effect of exchange rate changes on cash	(9)	6
Net increase/(decrease) in cash and cash equivalents	190,092	3,281
Cash and cash equivalents at beginning of period	165,764	2,633
Cash and cash equivalents at end of period	$355,856	$5,914

Operating Activities

Cash generated in operating activities was $2.6 million for the three months ended March 31, 2021 as compared to cash used in operations of $3.9 million in the same period in 2020. This change of $6.4 million was primarily due to: (1) a reduction in net loss to $0.7 million in the current period as compared to a net loss of $12.6 million in the first quarter of 2020, (2) total non-cash adjustments increase (decrease) to net loss was $(3.9) million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $7.2 million and of $1.5 million in cash used in operations activities for the three months ended March 31, 2021 and 2020, respectively

Investing Activities

Cash used in investing activities was $86.1 million, primarily due to expenditures incurred for the acquisition of Timios and WAVE, the investment in Energica and the acquisition of the convertible note with Silk EV.

Financing Activities

The Company received $273.7 million from financing activities in the current quarter versus $7.1 million in the same quarter in the prior year. The issuance of convertible notes generated $220.0 million in the current quarter as compared to $2.0 million in the same period of 2020. The exercise of warrants and issuance of common stock generated $53.7 million as compared to $1.0 million in the same period of 2020.  In the quarter ended March 31, 2020 the Company received $7.1 million from a non-controlling shareholders contribution and made a repayment of $3.0 million to a related party.

The Company expects to continue to raise both equity and debt finance to support the Company’s investment plans and operations.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds interests in investments accounted for under the equity method of accounting. The Company does not control these investments and therefore does not consolidate them.

The Company does not have other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in its securities.

Seasonality

The Company expects that orders and sales in its Ideanomics Mobility business unit will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. The Company’s operating businesses are in the early stage of their development and consequently do not have sufficient trading histories to project seasonal buying patterns with any degree of confidence.

Orders and sales in our Ideanomics Capital business unit will principally be influenced by changes in interest rates and the resulting impact on in the U.S. housing market particularly as it relates to purchases of homes and the refinancing of existing mortgages which are central to our Timios business.

OUTLOOK

The Company believes that the investment made to build out its sales capacity in China and a related capability in sourcing and supply chain and related logistics in China will help drive growth in China using the Company’s S2F2C business model and enable the Company to source high quality components and completed vehicles at competitive prices for its Medici, Treeletrik, WAVE and Solectrac businesses outside of China. The global focus on climate change and the related regulatory changes to encourage the adoption of EVs is very favorable for the Company’s business, particularly the charging and battery businesses, which are critical to the widespread adoption of EVs. Providing customers with easy access to financing options for their purchases of vehicles, batteries and charging infrastructure is an important enabler for the deployment of EV and related technologies and the Company will continue to work to develop funding sources in conjunction with manufactures and established lenders.

The Company’s Tree Technologies subsidiary secured a large order to supply up to 200,000 units of its 100% electric motorbikes to Indonesia through PSE, its exclusive distributor, during a 3 year term. As part of supplying this order the Company anticipates entering into arrangements to assemble these motorbikes in Indonesia and setting up a battery swap business.

Fintech continues to provide opportunities which could generate high rates of return through the deployment of technology to disrupt existing business models. The Company’s acquisition of Timios in the first quarter of 2021 marks the first entrance into the real estate title agency and closing market. Management believes that through deployment of advanced technology and complimentary acquisitions it can increase Timios’ value. The regulatory environment for the adoption of digital securities is improving with regulators and central bankers in the world’s most developed economies acknowledging that digital securities should be part of the financial ecosystem. This change favors companies like Ideanomics that have assets, such as DBOT, that are fundamental building blocks of any move towards digital securities.

The Company anticipates making continued investments in both the Ideanomics Mobility and Ideanomics Capital business units.

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10Q.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Our evaluation excluded Timios and WAVE which were acquired in January 2021. As of and for the three months ended March 31, 2021 Timios represented 11.6% of total assets and 84.4% of revenue and WAVE represented 12.1% of total assets and 5.8% of revenue, respectively. In accordance with guidance issued by the SEC, we expect to exclude the acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K which could materially affect the Company’s business, financial condition or future results. The risks described in the 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Risks Related to Our Information Technology Systems and Cyber-Security

Defects or disruptions in our technology or services could diminish demand for our products and services and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their businesses and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our application is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may seek other services.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attack or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures, such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces, such as governments, nation-state actors, organized crime, hackers, and other third parties, including outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber-attack on or breach of our operational systems, network, data or infrastructure.

There have been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’ operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

The extent of a particular cyber- attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber-attack, and any resulting damage may continue to spread. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack.

Our regulators in recent years have increased their examination and enforcement focus on all matters of our businesses, especially matters relating to cyber-security threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cyber-security governance and risk management policies, practices and procedures that enable the identification of risks, testing and monitoring of the effectiveness of such procedures and adaptation to address any weaknesses; protecting firm networks and information; data loss prevention, identifying and addressing risk associated with remote access to client information and fund transfer requests; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized access or activities; adopting effective mitigation and business continuity plans to timely and effectively address the impact of cyber-security breaches; and establishing protocols for reporting cyber-security incidents. As we enter new jurisdictions or different product area verticals, we may be subject to new areas of risk or to cyber-attacks in areas in which we have less familiarity and tools. A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. While any insurance that we may have that covers a specific cyber-security incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cyber-security controls, including the reputational harm that could result from such regulatory actions.

Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the European Union adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (“GDPR,”) which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and harm our reputation.

Risks Related to the Real Estates Services Industry

If adverse changes in the levels of real estate activity occur, the revenues of our Timios subsidiaries may decline.

Title insurance, settlement services, and appraisal revenue is closely related to the level of real estate activity, which includes, among other things, sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have increased substantially in many parts of the country over the past year. Due to the unprecedented nature of activity, these trends are unlikely to continue at the same level in the long term.

We have found that residential real estate activity generally decreases in the following situations:

●	Mortgage interest rates are high or increasing;
●	Mortgage funding supply is limited; and
●	The United States economy is weak, including high unemployment levels.

If there is a decline in the level of real estate activity or the average price of real estate sales may adversely affect our title insurance, settlement services, and appraisal management revenues. In 2020, the mortgage interest rate reached record lows increasing mortgage refinancing to the highest levels in history. In 2021, the mortgage interest rate has increased, which may negatively impact the amount of mortgage refinancing activity in comparison to 2020. Sales and mortgage financing remain elevated and the interest rate remains low in respect to historical averages. This activity may be adversely impacted if the economy does not continue to perform well, mortgage rates increase greatly, or lending institutions experience losses that prohibit their ability to lend. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.

We hold customers’ assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover all of the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

If we experience changes in the rate or severity of title insurance claims, it may adversely impact our ability to conduct business.

By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. We are an underwritten title company, and if our claims exceed the threshold established by the title companies that underwrite the insurance we offer, it may be cause to have our appointments revoked and negatively impact our ability to conduct business.

Because our Timios subsidiary is dependent upon California for a substantial portion of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.

California is the largest source of revenue for the title insurance industry and, in 2020, California-based premiums accounted for a substantial portion of the premiums earned by our Timios subsidiary. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, cost of employment regulations, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

The title insurance business is highly competitive.

Competition in the title insurance and appraisal management industry is intense, particularly with respect to price, service and expertise. Business comes primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title agents and appraisal management companies. There are numerous national companies and smaller companies at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings. Competition among the major title insurance companies and any new entrants could lower our premium and fee revenues.

Industry regulatory changes and scrutiny could adversely affect our ability to compete for or retain business or increase our cost of doing business.

The title insurance industry has recently been, and continues to be, under regulatory scrutiny in a number of states with respect to pricing practices, and alleged Real Estate Settlement Procedures Act violations and unlawful rebating practices. The regulatory environment could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance. Further, if regulatory decrees delaying foreclosures are extended, it will continue to impact our ability to recognize revenue and profitability from our default title and settlement services department.

We may pursue opportunities that involve business, regulatory, legal or other complexities.

We may pursue unusually complex opportunities. This can often take the form of substantial business, regulatory or legal complexity. Our tolerance for complexity presents risks, as such contracts can be more difficult, expensive and time-consuming to execute; it can be more difficult to manage or realize value from the assets managed in such activity; and such activity sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the results of our operations.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make our products and services less attractive. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

Rapid technological changes in our industry require timely and cost-effective responses. Our earnings may be adversely affected if we are unable to effectively use technology to increase productivity.

Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services will be crucial to our future profitability. There is a risk that the introduction of new products and services, or advances in technology, could reduce the usefulness of our products and render them obsolete.

Risks Related to the Wireless Charging System Industry

The success of our business depends in large part on our ability to protect our proprietary information and technology and enforce our intellectual property rights against third parties.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.

Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in EV-related industries are uncertain and still evolving.

Changes to existing federal, state or international laws or regulations applicable to us could cause an erosion of our current competitive strengths.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business, including measures to regulate EVs and charging systems. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are a number of significant matters under review and discussion with respect to government regulations which may affect business and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2021, other than those that were previously reported in the Company’s Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
10.1	Agreement and Plan of Merger, dated January 4, 2021, by and between Ideanomics, Inc. and Wireless Advanced Vehicle Electrification, Inc.*
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2021.

IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)