Form 10-Q
period 2021-06-30
IDEANOMICS, INC.
filed 2021-08-16
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 479,029,984 shares as of August 13, 2021.

QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED JUNE 30, 2021

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
In addition, unless the context otherwise requires and for the purposes of this report only:
•“DBOT” refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 98% of the share capital Delaware Board of Trade Holdings, Inc.;
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•“EV” refers to electric vehicles, particularly battery operated electric vehicles;
•“FINRA” refers to the Financial Industry Regulatory Authority;
•“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers;
•“MEG” refers to Mobile Energy Global, the subsidiary that holds the Company’s EV businesses in the PRC;
•“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
•“Renminbi” and “RMB” refer to the legal currency of the PRC;
•“SEC” refers to the United States Securities and Exchange Commission;
•“Securities Act” refers to the Securities Act of 1933, as amended;
•"Solectrac" refers to Solectrac, Inc., which was acquired on June 11, 2021;
•“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Bruno Wu (“Dr. Wu,”) the former Chairman of the Company;
•“Timios” refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021;
•“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
•"US Hybrid" refers to US Hybrid Corporation, which was acquired on June 20, 2021;
•“VOD” refers to video on demand, which includes near video on demand (“NVOD,”) subscription video on demand (“SVOD,”) and transactional video on demand (“TVOD;”) and
•“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
•“WAVE” refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$395,642	$165,764
Accounts receivable, net	4,039	7,400
Available-for-sale security	15,360	—
Inventory	3,573	—
Prepaid expenses	12,069	2,629
Amount due from related parties	294	240
Other current assets	1,291	3,726
Held for sale assets (Fintech Village)	7,068	—
Total current assets	439,336	179,759
Property and equipment, net	1,058	330
Fintech Village	—	7,250
Intangible assets, net	107,352	29,705
Goodwill	104,193	1,165
Long-term investments	32,457	8,570
Operating lease right of use assets	12,423	7,117
Other non-current assets	1,232	516
Total assets	$698,051	$234,412

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$8,456	$5,057
Deferred revenue	1,707	1,129
Accrued salaries	5,710	1,750
Amount due to related parties	1,111	882
Other current liabilities	8,210	1,920
Current portion of operating lease liabilities	1,940	430
Current contingent consideration	11,712	1,325
Promissory note-short term	1,228	568
Convertible promissory note due to third parties	81,244	—
Asset retirement obligations	4,653	—
Total current liabilities	125,971	13,061
Asset retirement obligations	—	4,653
Deferred tax liabilities	2,971	—
Operating lease liability-long term	10,530	6,759
Non-current contingent consideration	4,637	7,635
Other long-term liabilities	1,284	535
Total liabilities	145,393	32,643
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2021 and December 31, 2020	1,262	1,262
Redeemable non-controlling interest	7,716	7,485
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 466,354,487 shares and 344,906,295 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	466	345
Additional paid-in capital	894,285	531,866
Accumulated deficit	(357,245)	(346,883)
Accumulated other comprehensive income	730	1,256
Total IDEX shareholder’s equity	538,236	186,584
Non-controlling interest	5,444	6,438
Total equity	543,680	193,022
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$698,051	$234,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue from sales of products (including from a related party of $1, $7, $2 and $7 for the three and six months ended June 30, 2021 and 2020, respectively)	$7,410	$4,585	$11,957	$4,588
Revenue from sales of services	25,807	107	53,969	482
Total revenue	33,217	4,692	65,926	5,070
Cost of revenue from sales of products (including from a related party of $4 ,$2, $11 and $2 for the three and six months ended June 30, 2021 and 2020, respectively)	6,591	4,323	10,945	4,325
Cost of revenue from sales of services	17,325	114	34,838	446
Total cost of revenue	23,916	4,437	45,783	4,771
Gross profit	9,301	255	20,143	299

Operating expenses:
Selling, general and administrative expenses	13,076	6,725	25,081	12,552
Research and development expense	235	—	245	—
Professional fees	7,439	2,372	12,607	4,128
Impairment losses	—	6,200	—	7,088
Change in fair value of contingent consideration, net	(2,402)	746	(1,907)	1,279
Litigation settlement	—	—	5,000	—
Depreciation and amortization	1,635	481	2,763	957
Total operating expenses	19,983	16,524	43,789	26,004

Loss from operations	(10,682)	(16,269)	(23,646)	(25,705)

Interest and other income (expense):
Interest expense, net	(563)	(8,890)	(980)	(12,047)
Equity in loss of equity method investees	(358)	(12)	(417)	(15)
Loss on disposal of subsidiaries, net	(1,234)	—	(1,446)	—
Conversion expense	—	(2,266)	—	(2,266)
Gain on remeasurement of investment	2,915	—	2,915	—
Other income (expense, net)	990	1,015	988	989
Loss before income taxes and non-controlling interest	(8,932)	(26,422)	(22,586)	(39,044)

Income tax benefit (expense)	(1,061)	—	11,855	—

Net loss	(9,993)	(26,422)	(10,731)	(39,044)

Deemed dividend related to warrant repricing	—	(184)	—	(184)

Net loss attributable to common shareholders	(9,993)	(26,606)	(10,731)	(39,228)

Net loss attributable to non-controlling interest	203	28	367	300

Net loss attributable to IDEX common shareholders	$(9,790)	$(26,578)	$(10,364)	$(38,928)

Earnings (loss) per share
Basic	$(0.02)	$(0.15)	$(0.03)	$(0.23)
Diluted	$(0.02)	$(0.15)	$(0.03)	$(0.23)

Weighted average shares outstanding:
Basic	433,098,279	180,034,278	412,230,966	168,946,960
Diluted	433,098,279	180,034,278	412,230,966	168,946,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(9,993)	$(26,422)	$(10,731)	$(39,044)
Other comprehensive income (loss), net of nil tax:
Changes in fair value of available-for-sale securities	(20)	—	(20)	—
Foreign currency translation adjustments	(41)	276	(901)	283
Comprehensive loss	(10,054)	(26,146)	(11,652)	(38,761)
Deemed dividend related to warrant repricing	—	(184)	—	(184)
Comprehensive loss (gain) attributable to non-controlling interest	210	76	763	(173)
Comprehensive loss attributable to IDEX common shareholders	$(9,844)	$(26,254)	$(10,889)	$(39,118)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Six Months Ended June 30, 2020
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for convertible note	1,454,424	1	613	—	—	614	—	614
Common stock issuance for acquisition	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issuance for warrant exercise	1,000,000	1	999	—	—	1,000	—	1,000
Measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	163	293,345	(260,829)	(680)	31,999	13,469	45,468
Share-based compensation	—	—	3,394	—	—	3,394	—	3,394
Common stock issuance for acquisition	459,180	—	293	—	—	293	—	293
Common stock issuance for convertible note	26,231,634	26	19,983	—	—	20,009	—	20,009
Common stock issued to settle debt	4,577,876	5	2,309	—	—	2,314	—	2,314
Common stock issued under employee stock incentive plan	293,857	—	—	—	—	—	—	—
Common stock issuance for professional fee	515,942	1	308	—	—	309	—	309
Common stock issuance for warrant exercise	6,995,906	7	5,621	—	—	5,628	—	5,628
Common stock issuance	34,473,719	35	32,467	—	—	32,502	—	32,502
Measurement period adjustment	—	—	—	—	—	—	(131)	(131)
Net income (loss)**	—	—	—	(26,578)	—	(26,578)	(133)	(26,711)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	104	276
Balance, June 30, 2020	237,008,159	$237	$357,720	$(287,407)	$(508)	$70,042	$13,309	$83,351
__________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
** Excludes deemed dividend related to warrant repricing
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six months ended June 30, 2021
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance for at the market offering	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net income (loss)*	—	—	—	(574)	—	(574)	(280)	(854)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(472)	(472)	(388)	(860)
Balance, March 31, 2021	419,469,800	419	761,155	(347,457)	784	414,901	5,770	420,671
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Common stock issuance for at the market offering	25,301,190	25	74,322	—	—	74,347	—	74,347
Common stock issued under employee stock incentive plan	4,590,000	5	7,735	—	—	7,740	—	7,740
Common stock issuance for acquisition	6,733,497	7	21,120	—	—	21,127	—	21,127
Common stock issued pursuant to SEDA	10,000,000	10	27,290	—	—	27,300	—	27,300
Common stock issuance for professional fee	260,000	—	656	—	—	656	—	656
Changes in available-for-sale securities fair value	—	—	—	—	(20)	(20)	—	(20)
Net income (loss)*	—	—	—	(9,788)	—	(9,788)	(319)	(10,107)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(34)	(34)	(7)	(41)
Balance, June, 30, 2021	466,354,487	$466	$894,285	$(357,245)	$730	$538,236	$5,444	$543,680
________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$(10,731)	$(39,044)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	4,047	5,596
Depreciation and amortization	2,763	957
Non-cash interest expense	991	12,058
Allowance for doubtful accounts	340	—
Litigation settlement	5,000	—
Income tax benefit	(12,222)	—
Conversion expense	—	2,266
Loss on disposal of subsidiaries, net	1,446	—
Equity in losses of equity method investees	417	15
Gain on extinguishment of liability	(777)	—
Gain on remeasurement of investment	(2,915)	—
Impairment losses	—	7,088
Settlement of ROU operating lease liabilities	—	(802)
Change in fair value of contingent consideration	(1,907)	1,279
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	5,503	1,162
Inventory	379	—
Prepaid expenses and other assets	(7,711)	825
Accounts payable	(60)	(1,067)
Deferred revenue	(1,497)	117
Amount due to related parties	770	1,079
Accrued expenses, salary and other current liabilities	5,794	(1,919)
Net cash used in operating activities	(10,370)	(10,390)

Cash flows from investing activities:
Acquisition of property and equipment	(603)	(41)
Disposal of subsidiaries, net of cash disposed	(44)	—
Acquisition of subsidiaries, net of cash acquired	(100,579)	—
Investments in long-term investment	(26,083)	—
Notes receivable	—	(1,838)
Investment in debt securities	(15,528)	—
Net cash used in investing activities	(142,837)	(1,879)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000	2,000
Proceeds from exercise of options and warrants and issuance of common stock	163,046	39,128
Proceeds from noncontrolling interest shareholder	—	7,148
Borrowings from Small Business Association Paycheck Protection Program	—	460
Repayment of amounts due to related parties	—	(2,999)
Net cash provided by financing activities	383,046	45,737
Effect of exchange rate changes on cash	39	283
Net increase in cash and cash equivalents	229,878	33,751

Cash and cash equivalents at the beginning of the period	165,764	2,633

Cash and cash equivalents at the end of the period	$395,642	$36,384

Supplemental disclosure of cash flow information:
Cash paid for income tax	$801	$—
Cash paid for interest	$—	$311

Issuance of shares for acquisition of DBOT	$—	$7,042
Tree Technologies measurement period adjustment	$—	$12,848
Issuance of shares for acquisition	$53,504	$—
Issuance of shares for convertible notes conversion	$140,126	$20,069
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
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through June 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital.
With four acquisitions closing in the six months ended June 30, 2021, the Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. These will be Ideanomics Mobility, which will encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which will encompass business centered in the finance/real estate market, Other, and a corporate entity, with the combination/consolidation of all comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level, and the Company is in the process of identifying and appointing segment managers and revising its budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
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
On an ongoing basis, management evaluates the Company’s estimates, including those related to the bad debt allowance, variable consideration, fair values of financial instruments, intangible assets (including digital currencies) and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2020 Form 10-K. During the six months ended June 30, 2021, the Company acquired four businesses, Timios Holdings Corp. (“Timios,”) Wireless Advanced Vehicle Electrification, Inc. (“WAVE,”) US Hybrid ("U S Hybrid,") and Solectrac, Inc. ("Solectrac,") which resulted in the adoption of the following accounting policies with respect to those businesses:
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
Software Development Costs
Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software, is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized to expense on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred. The Company classifies software development costs associated with the development of the Company’s products and services as intangible assets. For the six months ended June 30, 2021, the Company capitalized software development costs of $0.4 million.
Escrow and Trust Deposits
In providing escrow services, Timios holds funds for others in a fiduciary capacity, pending completion of real estate transactions. A separate, self-balancing set of accounting records is maintained by Timios to record escrow transactions. Escrow trust funds held for others are not Timios’s and, therefore, are excluded from the accompanying condensed consolidated balance sheet, however, Timios remains contingently liable for the disposition of these deposits. Escrow trust balances at June 30, 2021 were $41.1 million. It is a common industry practice for financial institutions where escrow funds are deposited to either reimburse or to directly provide for certain costs related to the delivery of escrow services. Timios follows the practice of non-recognition of costs borne by the financial institution where escrow funds are deposited.

WAVE, U S Hybrid, and Solectrac (collectively, the acquired EV entities)
Inventory
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
The composition of inventory is as follows (in thousands):

June 30, 2021
Raw materials	$736
Work in progress	39
Finished goods	2,798
Total	$3,573
Revenue
For product sales, the acquired EV entities consider practical and contractual limitations in determining whether there is an alternative use for the product. For example, long-term design and build contracts are typically highly customized to a customer’s specifications. For contracts with no alternative use and an enforceable right to payment for work performed to date, including a reasonable profit if the contract were terminated at the customer’s convenience for reason other than nonperformance, the acquired EV entities recognize revenue over time. All other product sales are recognized at a point in time.
For contracts recognized over time, the acquired EV entities use the cost-to-total cost method or the units of delivery method, depending on the nature of the contract, including length of production time.
For contracts recognized at a point in time, the acquired EV entities recognize revenue when control passes to the customer, which is generally based on shipping terms that address when title and risk and rewards pass to the customer. However, the acquired EV entities also consider certain customer acceptance provisions as certain contracts with customers include installation, testing, certification or other acceptance provisions. In instances where contractual terms include a provision for customer acceptance, the acquired EV entities consider whether they have previously demonstrated that the product meets objective criteria specified by either the seller or customer in assessing whether control has passed to the customer.
For service contracts, the acquired EV entities recognize revenue as the services are rendered if the customer is benefiting from the service as it is performed, or otherwise upon completion of the service. Separately priced extended warranties are recognized as a separate performance obligation over the warranty period.
The transaction price in the acquired EV entities' contracts consists of fixed consideration and the impact of variable consideration including returns, rebates and allowances, and penalties. Variable consideration is generally estimated using a probability-weighted approach based on historical experience, known trends, and current factors including market conditions and status of negotiations.
For design and build contracts, the acquired entities may at times collect progress payments from the customer throughout the term of the contract, resulting in contract assets or liabilities depending on the timing of the payments. Contract assets consist of unbilled amounts when revenue recognized exceeds customer billings. Contract liabilities consist of advance payments and billings in excess of revenue recognized.
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
Product Warranties

The acquired EV entities' standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of June 30, 2021 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE's acquisition.
Effects of COVID 19
Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of July 31, 2021, over 197.6 million cases had been reported across the globe, resulting in 4.2 million deaths.
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
In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover. However, commencing in the autumn and fall of 2020 and continuing, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus. The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified. Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels of immunization against COVID-19 remains challenging at the local, regional and global level remains challenging.
The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.
The Company does not anticipate significant adverse effects on its operations’ revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations, and supply chain shortages of various materials may have a negative effect on our EV sales or production capacity in the longer-term. The Company's Treeletrik business, which focuses on the sale of motorbikes in the ASEAN region, is experiencing disruption in its operations as a result the continued lockdowns in the region, which have adversely impacted its ability to fulfill committed orders.
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
Note 3.    Fuzhou Note Receivable
In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited (“Zhengtong”) in the amount of 3.0 million RMB ($0.4 million). The note receivable is not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. The Company has recorded a reserve of $0.5 million against this note receivable, and has commenced legal action in order to recover the amounts due.

Note 4.    Revenue
The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Geographic Markets
Malaysia	$40	$5	$47	$9
USA	27,384	105	57,030	429
PRC	5,793	4,582	8,849	4,632
Total	$33,217	$4,692	$65,926	$5,070

Product or Service
Electric vehicles*	$6,067	$695	$9,086	$750
Charging, batteries and powertrains	2,676	—	4,558	—
Title and escrow services	24,440	—	52,051	—
Combustion engine vehicles*	—	3,892	—	3,892
Digital advertising services and other	34	105	231	428
Total	$33,217	$4,692	$65,926	$5,070

Timing of Revenue Recognition
Products and services transferred at a point in time	$31,837	$4,692	$64,161	$5,070
Services provided over time	1,380	—	1,765	—
Total	$33,217	$4,692	$65,926	$5,070

_____________________
*    The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. In the six months ended June 30, 2021, the revenue from the sale of electric vehicles were recorded on a Principal basis. In the six months ended June 30, 2020, the EV revenues were recorded on either a Principal or Agency basis.
Note 5.    Available-for-Sale Security
On January 28, 2021, the Company invested $15.0 million in Silk EV via a convertible promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and global auto markets.
The terms of the convertible promissory note are as follows:
•The principal amount is $15.0 million;
•The interest rate is 6%;
•The maturity date is January 28, 2022;
•Upon a qualified equity financing, as defined, the outstanding principal and accrued interest shall convert into equity securities sold in the qualified equity financing at a conversion price equal to the cash price for the equity securities times 0.80;
•The events of default are as follows:
◦SILK EV fails to pay timely the principal and accrued interest due under this note;
◦SILK EV files any petition for relief under bankruptcy, reorganization, insolvency or similar other law; or
◦An involuntary petition is filed against SIK EV under bankruptcy or similar statute.
The Company accounts for the Silk EV note as an available-for-sale security at its fair value, with changes in fair value, if any, recorded in other comprehensive income. The Company recorded a reduction of the note's fair value of $20,000 in the three months ended June 30, 2021.

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
The Company had not acquired any companies nor disposed of any subsidiaries in the year ended December 31, 2020, with the exception of the disposition of its remaining 10.0% interest in Amer Global Technology Limited (“Amer.”) In the three months ended September 30, 2020, the Company sold its remaining 10.0% interest in Amer to Fintalk Media Inc., a related party, for a nominal amount. As the Company had no basis in its remaining interest in Amer, the gain recognized on the sale was de minimis.
2021 Acquisitions
The Company has completed the below acquisitions in the six months ended June 30, 2021. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. The acquisitions below are collectively defined as the 2021 Acquisitions.
Timios Holdings Corp.
On January 8, 2021 the Company completed the acquisition of privately held Timios and its affiliates pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020. Pursuant to the Timios Agreement, the Company acquired 100% of the outstanding capital stock of Timios for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The full purchase price was paid in cash. Pursuant to the Timios Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review. Timios provides title and escrow services for real estate transactions. Revenue of $24.4 million and $52.1 million and net income of $1.9 million and $5.3 million for the three and six months ended June 30, 2021, respectively, have been included in the condensed consolidated financial statements.
Wireless Advanced Vehicle Electrification, Inc.
On January 15, 2021 the Company completed the acquisition of privately held WAVE pursuant to an agreement and plan of merger (the “WAVE Agreement”) entered into on January 4, 2021. WAVE is a provider of wireless charging solutions for medium and heavy-duty electric vehicles.
Pursuant to the WAVE Agreement, the Company acquired 100% of the outstanding capital stock of WAVE for an aggregate purchase price of $55.0 million in a combination of $15.0 million of cash plus a total of 12.6 million unregistered shares of the Company’s common stock, valued at $40.0 million at the date of closing. Pursuant to the Wave Agreement, $5 million of the cash consideration was paid into escrow pending a one year indemnification review. The WAVE Agreement provided that 3.6 million shares of the Company’s common stock be held back at closing, to be released upon the receipt of certain customer consents not obtained prior to closing. As of June 30, 2021, 2.4 million of the Company’s common stock remains unissued pending receipt of the consents. Since receipt of the consents is probable, the Company has included these common shares as contingent consideration as of the acquisition date of $7.7 million. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the WAVE Agreement would not be issued to the sellers. The Company intends to extend the time frame for this contractual provision as the receipt of the consents is outside the control of the former WAVE shareholders.
In addition to the purchase price to be paid at closing, the WAVE Agreement contains three earnouts that could result in additional payments of up to $30.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics for 2021 and 2022 collectively. The Company considers this earnout to be contingent consideration that as of the acquisition date is unlikely to occur and has therefore attributed zero value for purposes of the preliminary purchase price allocation. The Company will continue to monitor the fair value of this contingent considerations with any changes being recorded in the consolidated statement of operations if and when a change occurs.

Ideanomics has also agreed to a performance and retention plan for the benefit of certain WAVE’s employees which could result in up to $10.0 million paid to such employees if certain gross revenue targets and certain gross profit margins are achieved for calendar years 2021 and 2022. Consistent with the conclusion on the earnout contingent consideration, the Company has not accrued any of this retention plan as the revenue and gross profit margin criteria are unlikely to be met. Revenue of $2.4 million and $4.2 million and net loss of $1.3 million and $1.9 million, for the three and six months ended June 30, 2021, respectively, have been included in the condensed consolidated financial statements.

US Hybrid

On June 10, 2021, the Company completed the acquisition of privately held US Hybrid Corporation ("US Hybrid") pursuant to an agreement and plan of merger (the “USH Agreement”) entered into on May 12, 2021. US Hybrid specializes in the design and manufacturing of zero-emission electric powertrain components including traction motors, controllers, auxiliary drives, energy storage and fuel cell engines for electric, hybrid, and fuel cell medium and heavy-duty municipality vehicles, commercial trucks, buses, and specialty vehicles throughout the world.

Pursuant to the USH Agreement, the Company acquired 100% of the outstanding capital stock of US Hybrid Corporation for an aggregate purchase price of $50.0 million in a combination of $30.0 million in cash and 6.6 million in unregistered shares of the Company's common stock, valued at $20.9 million at the date of closing. Pursuant to the USH Agreement, $1.0 million of cash consideration was paid into escrow pending a true up of net working capital within 90 days of the closing date. Additionally, the 6.6 million shares were paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any.

The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $18.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of June 30, 2021 the Company has not accrued any of this retention plan as the various criteria are unlikely to be met.

Revenue of $0.3 million and net loss of $0.1 million have been included in the condensed consolidated financial statements since the acquisition date.

Solectrac

On June 11, 2021, the Company completed the acquisition of privately held Solectrac, Inc ("Solectrac") pursuant to an agreement and plan of merger (the “Solectrac Agreement”) entered into on June 11, 2021. Solectrac developed 100% battery-powered, all-electric tractors for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy. Solectrac’s mission is to offer farmers independence from the pollution, infrastructure, and price volatility associated with fossil fuels.

Pursuant to the Solectrac Agreement, the Company acquired the remaining 78.6% of the outstanding capital stock of Solectrac for an aggregate purchase price of $17.7 million in net cash. The Company had previously acquired 21.4% of Solectrac in 2020. The Company now owns 100% of Solectrac. Pursuant to the Solectrac Agreement, $2.0 million of cash consideration was paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any. In conjunction with the acquisition of Solectrac, the Company remeasured the 21.4% previously accounted for as an equity method investment. This remeasurement resulted in a gain of $2.9 million recorded in the condensed consolidated statement of operations.
In addition to the purchase price to be paid at closing, the Solectrac Agreement contains three earnouts that could result in additional payments of up to $6.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics in calendar year 2023. The Company considers this earnout to be contingent consideration that as of the acquisition date is probable to occur in certain years and has attributed $1.6 million as additional consideration for purposes of the preliminary purchase price allocation. The Company will continue to monitor the fair value of this contingent considerations with any changes being recorded in the consolidated statement of operations if and when a change occurs.

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of June 30, 2021 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $0.2 million and net income of zero have been included in the condensed consolidated financial statements since the acquisition date.
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
The table below reflects the Company’s provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for the 2021 Acquisitions (in thousands):

	Solectrac	US Hybrid	Timios	WAVE
Purchase Price
Cash paid at closing, including working capital estimates	$17,745	$30,139	$46,576	$15,000
Fair value of previously held interest	5,287	—
Fair value of common stock	—	20,877	—	32,377
Fair value of contingent consideration	1,639	—	—	7,657
Total purchase consideration	$24,671	$51,016	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	3,011	5,090	7,292	2,130
Property, plant and equipment	30	5	429	—
Other assets	45	52	49	—
Intangible assets – tradename	4,570	1,740	7,180	12,630
Intangible assets – lender relationships	—	—	13,570	—
Intangible assets - technology	2,450	16,250
Intangible assets – patents	—	—	—	21,600
Intangible assets – licenses	—	—	1,000	—
Indefinite lived title plant	—	—	500	—
Goodwill	16,600	33,923	26,071	27,154
Total assets acquired	26,706	57,060	56,091	63,514

Liabilities assumed:
Current liabilities	(509)	(2,083)	(4,306)	(3,778)
Deferred tax liability	(1,526)	(3,961)	(5,209)	(4,702)
Total liabilities assumed	(2,035)	(6,044)	(9,515)	(8,480)

Net assets acquired	$24,671	$51,016	$46,576	$55,034

The useful lives of the intangible assets acquired is as follows:

	Solectrac	US Hybrid	Timios	WAVE
Intangible assets – tradename	10	7	15	15
Intangible assets – lender relationships	—	—	7	—
Intangible assets – technology	10	13	—	—
Intangible assets – patents	—	—	—	20
Intangible assets – licenses	—	—	15	—
Weighted average useful life	10	12.4	10	18.2
Amortization expense related to intangible assets created as a result of the 2021 Acquisitions of $1.4 million and $2.2 million has been recorded for the three and six months ended June 30, 2021. Estimated amortization expense related to these intangible assets for each of the years subsequent to June 30, 2021 is as follows (amounts in thousands):

2021 remaining	$2,827
2022	6,120
2023	6,120
2024	6,120
2025	6,120
2026 and beyond	51,502
Total	$78,809
Cumulative Goodwill in the amount of $103.7 million was recorded as a result of the 2021 Acquisitions. The goodwill from the 2021 Acquisitions represent future economic benefits that we expect to achieve as a result of the acquisitions, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for any of the 2021 Acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.
Transaction Costs
Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. The Company incurred transaction costs of $1.3 million and $1.6 million during the three and six months ended June 30, 2021 related to the 2021 Acquisitions. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.
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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Amounts in thousands, except per share and share data)

Total revenue	$33,217	$27,074	$67,366	$42,290

Net loss attributable to IDEX common shareholders	(10,866)	(24,397)	(10,235)	(36,455)

Earnings (loss) per share
Basic and Diluted	$(0.02)	$(0.12)	$(0.02)	$(0.19)

Weighted average shares outstanding
Basic and Diluted	438,269,237	199,251,191	418,089,587	188,163,873

On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL Technologies, Inc., (“FNL”) the owner and operator of the social media platform Hoo.be, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine Logic, Inc. (“Grapevine,”) a wholly-owned subsidiary of the Company focused on influencer marketing. Subsequent to this transaction, the Company owned 29.0% of the outstanding common stock of FNL.

The Company recognized a disposal loss of $1.2 million as a result of the deconsolidation of Grapevine, and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations. Through its ownership in FNL, the Company has retained a 29.0% interest in Grapevine. The disposal loss of $1.2 million includes the adjustment recorded to adjust the retained interest of 29.0% in Grapevine to its fair value on the date of disposal.

The Company had previously disclosed that it considered Grapevine to be a non-core asset and was evaluating strategies for its divestiture. The operations of Grapevine were not material to the Company.

Refer to Note 10 for additional information concerning the investment in FNL.
Note 7.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$5,598	$8,619
Less: allowance for doubtful accounts	(1,559)	(1,219)
Accounts receivable, net	$4,039	$7,400
The gross balance includes the taxi commission revenue receivables of $1.2 million and $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	June 30, 2021	December 31, 2020
Balance at the beginning of the period	$(1,219)	$—
Increase in the allowance for doubtful accounts	(340)	(1,219)
Balance at the end of the period	$(1,559)	$(1,219)
The Company reserved its accounts receivable of $0.3 million from a third-party in the six months ended June 30, 2021. In the year ended December 31, 2020, the Company fully reserved its accounts receivable of $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.

Note 8.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	June 30, 2021	December 31, 2020
Furniture and office equipment	$902	$315
Vehicle	350	229
Leasehold improvements	426	246
Machinery and equipment	12	—
Total property and equipment	1,690	790
Less: accumulated depreciation	(632)	(460)
Property and equipment, net	1,058	330
Fintech Village
Land	—	2,750
Assets retirement obligations - environmental remediation	—	4,500
Construction in progress (Fintech Village)	—	7,250
Property and Equipment, net	$1,058	$7,580

The Company recorded depreciation expense of $118,675 and $34,256, which is included in its operating expense, for the three months ended June 30, 2021 and 2020, respectively and $209,462 and $65,792 for the six months ended June 30, 2021 and 2020, respectively.

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
The following table summarizes the activity in the asset retirement obligation for the six months ended June 30, 2021 (in thousands):

	January 1, 2021	Liabilities Incurred	Remediation Performed	Accretion Expense	Revisions	June 30, 2021
Asset retirement obligation	$4,653	$—	$—	$—	$—	$4,653

Note 9.    Goodwill and Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2020	$23,344
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	1,165
Measurement period adjustments*	3,291
Acquisitions	100,455
Effect of change in foreign currency exchange rates	(14)
Disposal of Grapevine**	(704)
Balance as of June 30, 2021	$104,193
*During the first quarter of 2021, the Company completed the acquisition of 100% interest in WAVE, a provider of wireless charging solutions for medium and heavy-duty electric vehicles. The Company adjusted the goodwill balance in connection with the completion of the acquisition accounting. Refer to Note 6 for additional information.
**During the second quarter of 2021, the Company completed the sale of Grapevine. Refer to Note 6 for additional information.
Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	June 30, 2021				December 31, 2020
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortizing Intangible Assets
Influencer network (a,g)	—	$—	$—	$—	$1,137	$(462)	$675
Customer contract (a,g)	—	—	—	—	500	(389)	111
Continuing membership agreement (b)	18	1,179	(634)	545	1,179	(619)	560
Trade name (a,g)	—	—	—	—	110	(17)	93
Technology platform (a,g)	—	—	—	—	290	(97)	193
Land use rights (c)	97.5	27,279	(276)	27,003	28,162	(142)	28,020
Timios licenses (d)	14.5	1,000	(32)	968	—	—	—
Timios tradename (d)	14.5	7,180	(228)	6,952	—	—	—
Timios lender relationships (d)	6.5	13,570	(928)	12,642	—	—	—
Timios software in development (e)	—	425	—	425	—	—	—
WAVE patents (f)	39.5	21,600	(493)	21,107	—	—	—
WAVE tradename (f)	14.5	12,630	(385)	12,245	—	—	—
Software - Solectrac (h)	2.9	45	—	45	—	—	—
USH - Brand (i)	6.9	1,740	(12)	1,728	—	—	—
USH - Technology (i)	12.9	16,250	(66)	16,184	—	—	—
Solectrac - Brand (h)	9.9	4,570	(24)	4,546	—	—	—
Solectrac - Technology (h)	9.9	2,450	(13)	2,437	—	—	—
Total		109,918	(3,091)	106,827	31,378	(1,726)	29,652
Indefinite lived intangible assets
Timios Title plant (d)		500	—	500	—	—	—
Website name		25	—	25	25	—	25
Patent		—	—	—	28	—	28
Total		$110,443	$(3,091)	$107,352	$31,431	$(1,726)	$29,705
______________________________________________

(a)During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. In connection with the business analysis of Grapevine, the Company determined that the attrition rate of the influencer network had accelerated, and performed an impairment analysis, and recorded an impairment loss of $0.8 million during the year ended December 31, 2020. As a result of this analysis of the influencer network, the Company determined that the remaining useful life of the influencer network should be reduced to two years, effective January 1, 2021 and also determined that remaining useful life of the technology should be reduced to one year, effective January 1, 2021.
(b)During the third quarter of 2019 the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets during the year ended December 31, 2020, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million during the year ended December 31 2020.
(c)During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia.
(d)During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 6 for additional information related to the acquisition.
(e)Relates to software development costs capitalized during the six months ended June 30, 2021 at Timios. The asset is yet to be placed into service; amortization of the completed asset will commence once it is ready to be placed into service.
(f)During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 6 for additional information related to the acquisition.
(g)During the second quarter of 2021, the Company completed a stock purchase agreement with FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine Logic, Inc. (“Grapevine,”) a wholly-owned subsidiary of the Company focused on influencer marketing.
(h)During the second quarter 2021, the Company completed the acquisition of privately held Solectrac. Solectrac develops 100 percent battery-powered, all-electric tractors for agriculture and utility operations. Refer to Note 6 for additional information related to the acquisition.
(i)During the second quarter 2021, the Company completed the acquisition of privately held US Hybrid Corporation. US Hybrid specializes in the design and manufacturing of zero-emission electric powertrain components. Refer to Note 6 for additional information related to the acquisition.

Amortization expense relating to intangible assets was $1.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Years ending December 31,	Amortization to be recognized
2021 (excluding the six months ended June 30, 2021)	$3,296
2022	6,592
2023	6,592
2024	6,585
2025	6,577
2026 and thereafter	77,185
Total	$106,827

Note 10.    Long-term Investments
The following table summarizes the Company’s long-term investments (in thousands):

	June 30, 2021	December 31, 2020
Non-marketable equity investments	$15,412	$6,014
Equity method investments	17,045	2,556
Total	$32,457	$8,570
Non-marketable equity investment
Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, no impairment losses were recorded in the three and six months ended June 30, 2021 and 2020.
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
Equity method investments
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		June 30, 2021
		January 1, 2021	Addition	Income (loss) on investment	Reclassification to equity method investee	Reclassification to subsidiaries	Dilution loss due to investee share issuance	June 30, 2021
Solectrac	(a)	$2,556	$—	$(153)	$—	$(2,372)	$(31)	$—
Energica	(b)	—	13,555	(264)	—	—	—	13,291
FNL Technologies	(c)	—	3,504	—	250	—	—	3,754
Total		$2,556	$17,059	$(417)	$250	$(2,372)	$(31)	$17,045
The Company has received no dividends from equity method investees in the three and six months ended June 30, 2021 and 2020.
(a)    Solectrac, Inc. (“Solectrac”)
On October 22, 2020, the Company acquired 1.4 million common shares, representing 15.0% of the total common shares outstanding, of Solectrac for a purchase price of $0.91 per share, for total consideration of $1.3 million. On November 19,

2020, Ideanomics acquired an additional 1.3 million shares of common stock for $1.00 per share, for a subsequent investment of $1.3 million. The Company’ ownership in Solectrac was diluted to 24.3% as of March 31, 2021 due to the new share issuance by Solectrac during the three months ended March 31, 2021.

On June 11, 2021, Ideanomics entered into a stock purchase agreement and plan of merger with Solectrac and its shareholders, and acquired the remaining common shares outstanding of Solectrac for total consideration of $17.7 million. Ideanomics now owns 100.0% of Soletrac, and commenced consolidation of Solectrac on that date.

Refer to Note 6 for additional information on the acquisition of Solectrac.
Solectrac develops, assembles and distributes 100% battery-powered electric tractors-an alternative to diesel tractors-for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy.
(b)    Energica Motor Company S.P.A. (“Energica”)
On March 3, 2021, the Company entered into an investment agreement with Energica Motor Company S.P.A (“Energica.”) The Company invested €10.1 million ($13.6 million) for 6.1 million ordinary shares of Energica at a subscription price of €1.78 ($2.21) for each ordinary share. Pursuant to the purchase of the shares the Company will hold 20.0% of Energica’s share capital. From March 3, 2021 through September 30, 2021 the Company has the right to participate in any equity financing by Energica. Ideanomics was restricted from selling any of the shares for a period of 90 days.
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

As of June 30, 2021, the excess of the Company’s investment over its proportionate share of Energica’s net assets was $11.2 million. The difference represents goodwill and is not being amortized.

Certain shareholders of Energica have rights such that they may convert their ordinary shares into ordinary shares with supervoting rights under certain conditions. If some or all of these ordinary shares were converted into ordinary shares with supervoting rights, the Company’s ownership in Energica would be diluted, perhaps significantly.
The aggregate market value of the Energica common shares owned by the Company was $23.2 million as of June 30, 2021.

(c) FNL

On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL, which included the investment of $2.9 million cash into FNL, the issuance of 0.1 million shares of Ideanomics common stock, and 100.0% of the common stock outstanding of Grapevine. Ideanomics received 0.6 million shares of common stock of FNL at a subscription price of $8.09 per share of common stock, and Ideanomics also converted a $250,000 Simple Agreement for Future Equity ("SAFE") into 30,902 shares of common stock. The Company determined that the basis in the FNL investment is the aggregate of the cash invested, including the SAFE, the fair value of the Ideanomics common stock issued, and the fair value of Grapevine. As a result of this transaction, Ideanomics owns 29.0% of the common stock outstanding of FNL, and FNL appointed Alfred Poor, Ideanomics’ Chief Executive Officer, to be a member of its board of directors.

The Company has decided to account for FNL on a one quarter lag, as FNL is in the development stage and will require the additional time to prepare financial statements in accordance with U.S. GAAP.
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

The Company has determined the fair value of the lease and recorded the lease in accordance with ASC 842, Leases (“ASC 842,”) ASC 845, Nonmonetary Transactions (“ASC 845,”) and ASC 958, Not-for-Profit Entities (“ASC 958.”) In connection with this lease agreement, the Company recorded operating right of use assets of $7.2 million, and an operating lease liability of $7.2 million. The fair value of the annual lease payments is $0.7 million.
As of June 30, 2021, the Company’s operating lease right of use assets and operating lease liabilities are $12.4 million and $12.5 million, respectively. The weighted-average remaining lease term is 9.1 years and the weighted-average discount rate is 4.1%.
As of December 31, 2020, the Company's operating lease right of use assets and operating lease liabilities were $7.1 million and $7.2 million, respectively. As of Jun 30, 2020, the weighted-average remaining lease term was 10.1 years and the weighted-average discount rate was 5.7%.
The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$448	$511	$786	$968
Short-term lease cost	169	107	259	197
Sublease income	—	(32)	—	(64)
Total	$617	$586	$1,045	$1,101
The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$464	$293	$783	$846
Right of use assets obtained in exchange for new operating lease liabilities	2,955	7,206	4,625	7,528
The additional right of use assets were acquired in the Timios, WAVE, US Hybrid and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in U.S. locations where they conduct business.
The following table summarizes the maturity of operating lease liabilities (in thousands):

Years ending December 31	Leased Property Costs
2021 (excluding the six months ended June 30, 2021)	$1,224
2022	2,383
2023	2,326
2024	1,417
2025	1,023
2026 and thereafter	6,841
Total lease payments	15,214
Less: interest	(2,744)
Total	$12,470

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
Note 12.    Promissory Notes
The following table summarizes the outstanding promissory notes as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Vendor Note Payable	0.25%-4%	$105	$105	$105	$105
Small Business Association Paycheck Protection Program	1.0%	1,119	1,123	460	463
Promissory Note	4.0%	80,000	81,244	—	—
Total		$81,224	82,472	$565	568
Less: Current portion			(82,472)		(568)
Long-term Note, less current portion			$—		$—
______________________________________________
*Carrying amount includes the accrued interest.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with all ratios and covenants with respect to the $80.0 million Promissory Note and has classified all other debt as current.
The Company had various debt instruments outstanding as of June 30, 2020. As of June 30, 2020, the total principal amount outstanding was $15.6 million, and the carrying amount, net of debt discounts arising from beneficial conversion features and including accrued interest, was $10.8 million. These debt instruments were either converted into common stock of the Company or repaid on or prior to their scheduled maturity dates in the year ended December 31, 2020.
In the six months ended June 30, 2020, the Company received aggregate gross proceeds of $2.0 million from the issuance of convertible notes to YA II PN, Ltd. (“YA PN II,”) pursuant to a previous securities purchase agreement.
In the three months ended June 30, 2020, the Company recorded interest expense related to these debt instruments of $8.9 million, including amortization of the beneficial conversion features of $8.6 million. In the six months ended June 30, 2020, the Company recorded interest expense related to these debt instruments of $12.0 million, including amortization of the beneficial conversion features of $11.4 million.
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
During the six months ended June 30, 2021, the note, plus accrued and unpaid interest, was converted into 18.8 million shares of common stock of the Company. Total interest expense recognized was $0 and $25,479 for the three and six months ended June 30, 2021, respectively.
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
During the six months ended June 30, 2021, the note, plus accrued and unpaid interest, were converted into 11.3 million shares of common stock of the Company. Total interest expense recognized was $0 and $46,301 for the three and six months ended June 30, 2021, respectively.
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
During the six months ended June 30, 2021, the note, plus accrued and unpaid interest, were converted into 15.8 million shares of common stock of the Company. Total interest expense recognized was $0 and $53,699 for the three and six months ended June 30, 2021.
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
Total interest expense recognized was $0.8 million and $1.2 million for the three and six months ended June 30, 2021, respectively.
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
In the three months ended March 31, 2020, the Company ceased to use the premises underlying one lease and vacated the real estate. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021.
Small Business Association Paycheck Protection Program
On Apr 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The Company may apply for forgiveness of this loan in the next twelve months in an amount equal to the sum of the following costs incurred in the eight weeks following the disbursement of the loan: (1) payroll costs, (2) interest on a covered mortgage obligation, (3) payment on a covered rent obligation, and (4) any covered utility payment.

On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan was payable commencing on October 1, 2021, with a final payment due on April 10, 2025. On April 20, 2021, the Company completed the disposal of Grapevine and the loan balance was deconsolidated from consolidated balance sheet.
On May 3, 2020 WAVE borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $12,630 commencing on November 1, 2020, with a final payment due on May 3, 2022. After the issuance of an additional grace period, payments will commence on September 21, 2021 until the original maturity date of May 3, 2022. WAVE used the loan for qualifying expenses and the Company expects to qualify for full or partial forgiveness under the program in the next few months.
On February 24, 2021 US Hybrid borrowed $0.5 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan has a maturity date of February 24, 2026. After the issuance a 10 month grace period was initiated, and payments will commence on March 10, 2022 and will continue until the maturity date. US Hybrid used the loan for qualifying expenses and the Company expects to qualify for full or partial forgiveness under the program in the next few months.
Total interest expense recognized was $909 and $2,048 in the three and six months ended June 30, 2021, respectively for the Small Business Association Paycheck Protection Program.
Note 13.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest
Convertible Preferred Stock
The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of June 30, 2021 and December 31, 2020, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.
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
The investment agreement stipulates that New Energy must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, or redeem its investment if Qingdao does not meet certain revenue and market value benchmarks and after three years may redeem its investment. the redeemable amount equals the face amount plus 6.0% interest less dividends paid. At Qingdao's request, the Company has entered discussions concerning the redemption of the investment. Due to the redemption feature, the Company has classified the investment outside of permanent equity.
The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Six months ended
	June 30, 2021	June 30, 2020
Beginning balance	$7,485	—
Initial investment	—	7,047
Accretion of dividend	231	213
Loss attributable to non-controlling interest	(175)	(80)
Adjustment to redemption value	175	80
Ending balance	$7,716	7,260

Common Stock
The Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.

2021 Equity Transactions
On February 26, 2021, the Company entered into a sales agreement with Roth Capital Partners, LLC (“Roth Capital.”) in accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million (the “Placement Shares.”). The Company shall pay to Roth Capital in cash, upon each sale of Placement Shares pursuant to the Agreement, an amount equal to 3.0% of the gross proceeds from each sale of Placement Shares. During the three months ended June 30, 2021, the Company issued 25.3 million shares of common stock and received net proceeds of $74.3 million after deducting $2.3 million commission and transaction fees. During the six months ended June 30, 2021, the Company issued 42.9 million shares of common stock and received net proceeds of $127.8 million after deducting $4.0 million commission and transaction fees.
On June 11, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”). The Company will be able to sell up to 80.4 million shares of its common stock at the Company’s request any time during the 36 months following the date of the SEDA’s entrance into force. The shares would be purchased at (i) 95% of the Market Price if the applicable pricing period is two consecutive trading days or (ii) 96% of the Market Price if the applicable pricing period is five consecutive trading days, and, in each case, would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily volume weighted average price of the Company’s common stock during the two or five consecutive trading days, as applicable, commencing on the trading day following the date the Company submits an advance notice to YA. Pursuant to the SEDA, the Company is required to register all shares which YA may acquire. The SEDA contains customary representations, warranties and agreements of the Company and YA II PN, indemnification rights and other obligations of the parties. YA II PN has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s shares of common stock. During the six months ended June 30, 2021, the Company issued 10.0 million shares of common stock for a total of $27.3 million.
Refer to Note 6 for information related to the issuance to common stock for acquisitions, Note 12 for information related to issuance of common stock with convertible notes, Note 15 for information related to the issuance to common stock for option exercise.
2020 Equity Transactions

During the three months ended June 30, 2020, the Company issued 0.5 million shares of common stock related to the DBOT acquisition, issued 25.5 million shares of common stock related to the issuance, conversion and warrant exercise of convertible notes to third party and 10.3 million shares of common stock related to the related party debt conversion, and 34.5 million shares related to SEDA.

During the six months ended June 30, 2020, the Company issued 11.3 million shares of common stock related to the DBOT acquisition, issued 27.9 million shares of common stock related to the issuance, conversion and warrant exercise of convertible notes to third party, $10.3 million shares of common stock related to the related party debt conversion, and 34.5 million shares related to SEDA.
Note 14.    Related Party Transactions
(a) Convertible Notes
$3.0 million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)
On May 10, 2012, Mr. McMahon, the Company’s Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million at a 4.0% interest rate computed on the basis of a 365-day year. The Company had previously entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock). The last amendment was made on May 9, 2020, and extended the maturity date to December 31, 2022. For the three and six months ended June 30, 2020, the Company recorded interest expense of $21,041 and $50,959 related to the note, respectively.

On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash prior to the conversion.
$2.5 million Convertible Promissory Note with SSSIG
On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bore interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. For the three and six months ended June 30, 2020, the Company recorded interest expense of $9,057 and $21,546 related to the convertible promissory note, respectively. The Company did not pay the interest in cash on this note.
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
$1.0 million Convertible Promissory Note with SSSIG
On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, was initially scheduled to mature on November 25, 2021, and was convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. For the three and six months ended June 30, 2020, the Company recorded interest expense of $2,493 and $4,301, respectively. The Company did not paid the interest in cash on this note.
The Company received $0.25 million from SSSIG and did not receive the remaining $0.8 million. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock.
(b) Severance payments
Pursuant to previous severance agreements with certain executives, the Company paid $0.1 million in the six months ended June 30, 2020, and recorded the remaining $0.1 million in “Other current liabilities” on its condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021 and December 31, 2020, the Company has receivables of $0.2 million and $0.2 million, respectively, due from Dr. Wu and his affiliates and recorded in “Amounts due from related parties” in the condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, the Company has payables of $0.7 million and $0.6 million, respectively, due to Dr. Wu and his affiliates and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets. The increase is mainly due to $0.4 million accrued service charges payable to SSSIG for the period from April 1, 2021 through June 30, 2021.
Service agreement with SSSIG
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG. The services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the three and six months ended

June 30, 2021. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded unpaid $0.6 million in "Other income (expense, net)" in the condensed consolidated statement of operation.
New service agreement with SSSIG
The Company entered a new consulting service agreement with SSSIG on April 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. The Company recorded $0.4 million in the “Amount due to related parties.”
(d) Amounts due from and due to Glory
Glory has made partial payment of $0.5 million on behalf of the Company to acquire the land use rights and the Company has made payments of $0.2 million on behalf of Glory for some of its operational expenses during the year ended December 31, 2020. The net balance of $0.2 million and $0.3 million due to Glory as result of these payments is recorded in “Amount due to related parties” as of June 30, 2021 and December 31, 2020, respectively.
(e) Long Term Investment to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)
In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co. (“Shenma”) to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it will be required to return the consideration to the Company. The Company has paid $0.5 million as of June 30, 2021 and December 31, 2020 and recorded it on the “Other Non-Current Assets” since the share transfer registration is not completed yet. The Company is currently taking actions to resolve these matter.
(f) FNL payable
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL, the unpaid consideration $0.1 million is recorded in the “Amount due to related parties.” Refer to Note 6 for additional information.
(f) Borrowing from Beijing Financial Holdings Limited

In the second quarter of 2020, the borrowing of $0.4 million from Beijing Financial Holding Limited was transferred to Dr. Wu, and was subsequently converted to shares at a conversion price of $0.59 per common share on June 5, 2020. We consider Beijing Financial Holdings Limited to be a related party due to its relationship with Dr. Wu.

(g) Zhu Note Receivable

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
Note 15.    Share-Based Compensation
As of June 30, 2021, the Company had 17.7 million options, 0.1 million restricted shares and 1.1 million warrants outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of June 30, 2021, options available for issuance are 26.8 million shares.
For the three months ended June 30, 2021 and 2020, total share-based payments expense was $2.0 million and $3.4 million, respectively, and $4.0 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.
(a)Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	25,087,416	$1.29	—	$—
Granted	3,722,000	2.76	—	—
Exercised	(5,249,500)	1.55	—	5,249,163
Expired	(2,891,509)	1.73	—	—
Forfeited	(2,957,750)	0.58	—	—
Outstanding at June 30, 2021	17,710,657	1.57	8.58	23,635,755
Vested as of June 30, 2021	10,841,824	1.43	8.04	16,073,579
Expected to vest as of June 30, 2021	6,868,833	1.79	9.44	7,562,176
As of June 30, 2021, $10.4 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of shares exercised in the six months ended June 30, 2021 and 2020 was $5.2 million and $59,847, respectively. The total fair value of shares vested in the six months ended June 30, 2021 and 2020 was $2.8 million and $5.5 million, respectively. Cash received from options exercised in the six months ended June 30, 2021 and 2020 were $7.8 million and $0, respectively.
The following table summarizes the assumptions used to estimate the fair values of the share options granted in the six months ended June 30, 2021 and 2020.

Six Months Ended
	June 30, 2021	June 30, 2020
Expected term (in years)	5.51-5.54	5.37-5.46
Expected volatility	120.45%-122.39%	100.98%-101.55%
Expected dividend yield	—%	—%
Risk free interest rate	0.51%-1.01%	0.40%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $4.00 and the weighted average remaining life was 1.1 years.

	June 30, 2021	December 31, 2020
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	200,000	200,000	$5.00	July 1, 2022
Service providers	700,000	700,000	2.50	February 28, 2022 - October 1, 2022
Service provider	100,000	—	7.50	January 1, 2023
Service provider	100,000	—	9.00	January 1, 2023
Total	1,100,000	900,000
(c)Restricted Shares
As of June 30, 2021, there was $0 of unrecognized compensation cost related to unvested restricted shares.
Note 16.    Earnings (Loss) Per Common Share
The following table summarizes the Company’s earnings (loss) per share for the three and six months ended June 30, 2021 and 2020 (USD in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net earnings (loss) attributable to common stockholders	$(9,790)	$(26,578)	$(10,364)	$(38,928)
Basic weighted average common shares outstanding	433,098,279	180,034,278	412,230,966	168,946,960
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	—
Convertible promissory notes	—	—	—	—
Diluted potential common shares	433,098,279	180,034,278	412,230,966	168,946,960
Earnings (loss) per share:
Basic	$(0.02)	$(0.15)	$(0.03)	$(0.23)
Diluted	$(0.02)	$(0.15)	$(0.03)	$(0.23)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	June 30, 2021	December 31, 2020
Warrants	1,100	900
Options and RSUs	17,795	25,172
Series A Preferred Stock	933	933
DBOT contingent shares	1,013	1,013
Convertible promissory note and interest	16,252	—
Total	37,093	28,018

Note 17.    Income Taxes

During the three months ended June 30, 2021 there was an income tax expense of $1.1 million, During the six months ended June 30, 2021 there was an income tax benefit of $11.9 million. This benefit for the six months ended June 30, 2021 principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions, US Hybrid and Solectrac in the second quarter, and,Timios and WAVE, in the first quarter. The income tax expense for the three months ended June 30, 2021 included a $4.6 million charge for a reversal of a portion of the benefit recognized in the three months ended March 31, 2021 on the WAVE acquisition. This reversal resulted from an adjustment of purchase price allocation during the measurement period based on finalized information. Excluding this charge there was a $3.6 million income tax benefit in the three months ended June 30, 2021. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of four acquired businesses, resulted in the recognition of $15.4 million deferred tax liabilities, of which $0.8 million was in the three months ended June 30, 2021. The $0.8 million for the three months consisted of $5.5 million recognized in the US Hybrid and Soletrac acquisitions less a $4.6 million reduction in the deferred tax liabilities previously recognized on the WAVE acquisition. The federal tax returns of all four acquired businesses will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by an equal amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of four acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this, including the $4.6 million charge in the second quarter reversing a benefit in the first quarter, resulted in a one-time income tax expense of $0.9 million during the three months ended June 30, 2021 and a one-time income tax benefit of $12.4 million during the six months ended June 30, 2021.
Timios, US Hybrid and Soletrac have taxable income or loss reported on certain separate state tax returns and consequently have related state income tax expense or benefit. In the case of US Hybrid and Soletrac, which have losses, there are state income tax benefits consisting of those losses being used to reduce the state deferred tax liabilities recognized in the acquisitions. In the case of Timios, state income tax expense results from income. The net state income tax expense for Timios, US Hybrid and Solectrac was $0.2 million and $0.6 million for the three and six months ended June 30, 2021, respectively. There are no other material income tax expenses or benefits for the three and six months ended June 30, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios, US Hybrid and Solectrac's’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
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
There were no identified uncertain tax positions as of June 30, 2021 and December 31, 2020.
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
Shareholder Class Actions and Derivative Litigation

On July 19, 2019, a purported class action, now captioned Rudani v. Ideanomics, et al. Inc., was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The Amended Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the Amended Complaint alleges purported misstatements made by the Company in 2017 and 2018. As part of a mediation, the parties reached a settlement in principle, which is subject to finalizing a settlement agreement and approval of the Court, for $5.0 million.

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics et al. Inc., was filed in the United State District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics, et al, was filed in the

Southern District of New York against the Company and certain current officers and directors of the Company. Both cases alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in June 2020 regarding its MEG division. On November 4, 2020, the Lundy and Kim actions were consolidated and is now titled “In re Ideanomics, Inc. Securities Litigation.” In December 2020, the Court appointed Rene Aghajanian as lead plaintiff and an amended complaint was filed in February 2021, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division. The defendants filed a motion to dismiss on May 6, 2021. While the Company believes that this action is without merit, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

On July 10, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Toorani v. Ideanomics, et al. The Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and corporate waste and seeks monetary damages and other relief on behalf of the Company. Additionally, on September 11, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Elleisy, Jr. v. Ideanomics, et al, alleging violations and allegations similar to the Toorani litigation. On October 10, 2020, the Court in the Elleisy and Toorani, consolidated these two actions. Additionally, on October 27, 2020, the Company was named as a nominal defendant, and certain of its former officers and directors were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Nevada, captioned Zare v. Ideanomics, et al, alleging violations and allegations similar to the Toorani and Elleisy litigation. The Company and certain of the defendants, including the Company, have reached a settlement in principle in which the Company has agreed to certain corporate governance and internal procedure reforms and is not expected to have a material financial impact on the Company. The settlement in principle is subject to finalization and approval of the Court.
SEC Investigation
As previously reported, the Company is subject to an investigation by the SEC and continues to respond to various information and requests from the SEC. The Company is fully cooperating with the SEC’s requests and cannot predict the outcome of this investigation.
Note 19.    Concentration of Credit and Foreign Currency Risks
(a)Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of June 30, 2021, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
(b)Foreign Currency Risks
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
Note 20.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	June 30, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	6,404	6,404
Wave - Contingent consideration[3]	—	—	7,657	7,657
Solectrac - Contingent consideration[4]	—	—	1,639	1,639
______________________________________________
Note
1    This represents the liability incurred in connection with the acquisition of DBOT shares during the third quarter of 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of June 30, 2021 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the six months ended June 30, 2020 and partially satisfied this liability. No shares have been issued in the six months ended June 30, 2021.
2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the fourth quarter of 2019 and as subsequently remeasured as of June 30, 2021. The fair value of the Tree Technology contingent consideration was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.
3 This represents the liability incurred in connection with the acquisition of WAVE. The liability represents the combination of the contingent shares and the earnout. The contingent shares are the remaining shares to be issued contingent on the receipt of certain customer consents as disclosed in Note 6. The fair value of this contingent consideration was valued using a scenario-based method that indicated based on the probabilities that 100% of the consents will be received. The earnout liability is dependent on WAVE achieving certain revenue and gross profit margin criteria in 2021, 2022 and cumulatively 2021 and 2022. The fair value of zero has been determined using a scenario-based method which indicated that none of the criteria are likely to be achieved.
4 This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three earnouts that were entered into at closing. The fair value of $1.6 million has been determined using a scenario-based method which indicated partial achievement of the criteria over the three years.
The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2021	$8,960
Addition	9,296
Settlement	—
Remeasurement loss/(gain) recognized in the statement of operations	(1,907)
June 30, 2021	$16,349

Note 21.    Subsequent Events

Convertible Debenture

On August 2, 2021, the Company repaid the $80.0 million convertible debenture with YA II PN, along with accrued but unpaid interest of $1.6 million.

Minority Depository Institution Keepers Fund

On July 26, 2021, the Company entered into a subscription agreement to invest $25.0 million in the Minority Depository Institution Keepers Fund (the “MDI Fund”) over a period of three years. The MDI Fund sponsored by the National Bankers’ Association, an organization of minority-owned banks that aim to increase inclusivity in the financial services industry. The MDI Fund will provide capital resources primarily in low and moderate income areas to grow a more skilled workforce, increase employment opportunities, and support businesses’ growth among minority and underserved communities. The initial investment of $0.6 million was made on July 26, 2021.

Prettl Electronics Automotive

On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($8.9 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA's Board of Directors

Cybersecurity Incident

The Company’s real estate services subsidiary, Timios, experienced a systems outage that was caused by a cybersecurity incident. Timios has engaged leading forensic information technology firms and legal counsel to assist its investigation into the incident and is working around the clock to get its system back up as quickly as possible. Although Timios is actively managing this cybersecurity incident, it has caused and may continue to cause a delay or disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings. The Company is in the early stages of assessing the financial impact of the incident. Based on the information currently known, the Company is unable to predict at this time whether revenues will be materially impacted by this attack.

Equity Offering

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co. (the “Agent”). In accordance with the terms of the Agreement, the Company may offer and sell from time to time through or to the Agent, as sales agent or principal, the Company’s common stock having an aggregate offering price of up to $350.0 million (the “Placement Shares.”) The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated August 12, 2021.

Cautionary Note Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for the Company’s products, and the product-development and marketing efforts of its competitors. Examples of these events are more fully described in the Company’s 2020 Form 10-K under Part I. Item 1A. Risk Factors.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Outlook
OVERVIEW
Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004.
Through June 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of electric vehicles ("EV"): Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)
Ideanomics Capital is the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.
Significant Transactions in the Six Months Ended June 30, 2021
Since December 31, 2020 the Company has completed a number of transactions that have expanded the scope of the Company’s EV and fintech activities, and has entered into a contract regarding the sale of Fintech Village and has completed the disposal of Grapevine Logic, Inc.
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
Timios Holdings Corp.
On January 8, 2021 the Company acquired 100% of privately-held Timios Holdings Corp. (“Timios.”) Timios, a U.S. nationwide title and escrow services provider, which has been expanding in recent years through offering innovative and freedom-of-choice-friendly solutions for real estate transactions. The products include residential and commercial title insurance, closing and settlement services, as well as specialized offerings for the mortgage process industry.
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

US Hybrid
On June 10, 2021, the Company completed the acquisition of US Hybrid Corporation (“US Hybrid.”) Founded in 1999, and headquartered in Torrance, California, US Hybrid has been providing innovative solutions including components, drive trains, and fuel cells to medium and heavy-duty commercial fleet operators. US Hybrid designs, manufactures, and markets integrated power conversion systems for battery electric, fuel cell, and hybrid vehicles, as well as systems for renewable energy generation and storage. The company has been leading the clean-tech revolution by offering integrated power conversion components and integrated motor drives, motors and controllers, distributed energy management systems, and DC-DC boost converters - equipment that is vital to the growth of the broader EV industry. In addition to its relationships with leading original equipment manufacturers, US Hybrid has delivered projects for the private and public sectors, including the defense industry and governmental customers.
US Hybrid has reliably demonstrated proven powertrain technology, along with DC-DC converters which possess high efficiency ratings and fast dynamic response capabilities. US Hybrid enjoys long-term commercial relationships in various industries including Commercial, Defense and Aerospace, and Transit/Municipal for its battery electric vehicle, fuel cell energy, and hybrid platforms.
The acquisition of US Hybrid brings to Ideanomics the application of U.S.-built technology, for use in its own vehicles, and significantly extends the company's capabilities in zero-emission transportation. US Hybrid will continue to service its existing customer base, and Ideanomics will assist them in scaling their business operations within the Ideanomics Mobility business division. US Hybrid operates from locations in California, Connecticut, and Massachusetts.
Solectrac, Inc.

On June 11, 2021, the Company completed the acquisition of privately held Solectrac, Inc ("Solectrac") pursuant to an agreement and plan of merger (the “Solectrac Agreement”) entered into on June 11, 2021. Solectrac developed 100 percent battery-powered, all-electric tractors for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy. Solectrac’s mission is to offer farmers independence from the pollution, infrastructure, and price volatility associated with fossil fuels.

Grapevine Logic, Inc.

On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL Technologies, Inc., (“FNL”) the owner and operator of the social media platform Hoo.be, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine Logic, Inc. (“Grapevine,”) a wholly-owned subsidiary of the Company focused on influencer marketing. Subsequent to this transaction, the Company owned 29.0% of the outstanding common stock of FNL.

The Company recognized a disposal loss of $1.2 million as a result of the deconsolidation of Grapevine, and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations. Through its ownership in FNL, the Company has retained a 29.0% interest in Grapevine. The disposal loss of $1.2 million includes the adjustment recorded to adjust the retained interest of 29.0% in Grapevine to its fair value on the date of disposal.

The Company had previously disclosed that it considered Grapevine to be a non-core asset and was evaluating strategies for its divestiture. The operations of Grapevine were not material to the Company.

Recent Developments
Convertible Debenture

On August 2, 2021, the Company repaid the $80.0 million convertible debenture with YA II PN, along with accrued but unpaid interest of $1.6 million.

Minority Depository Institution Keepers Fund

On July 26, 2021, the Company entered into a subscription agreement to invest $25.0 million in the Minority Depository Institution Keepers Fund (the “MDI Fund”) over a period of three years. The MDI Fund sponsored by the National Bankers’ Association, an organization of minority-owned banks that aim to increase inclusivity in the financial services industry. The MDI Fund will provide capital resources primarily in low and moderate income areas to grow a more skilled workforce, increase employment opportunities, and support businesses’ growth among minority and underserved communities. The initial investment of $0.6 million was made on July 26, 2021.

Prettl Electronics Automotive

On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($8.9 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA's Board of Directors

Cybersecurity Incident

The Company’s real estate services subsidiary, Timios, experienced a systems outage that was caused by a cybersecurity incident. Timios has engaged leading forensic information technology firms and legal counsel to assist its investigation into the incident and is working around the clock to get its system back up as quickly as possible. Although Timios is actively managing this cybersecurity incident, it has caused and may continue to cause a delay or disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings. The Company is in the early stages of assessing the financial impact of the incident. Based on the information currently known, the Company is unable to predict at this time whether revenues will be materially impacted by this attack.

Equity Offering

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co. (the “Agent”). In accordance with the terms of the Agreement, the Company may offer and sell from time to time through or to the Agent, as sales agent or principal, the Company’s common stock having an aggregate offering price of up to $350.0 million (the “Placement Shares.”) The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated August 12, 2021.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2021 and 2020:
•The Company’s ability to transform the business and to meet internal or external expectations of future performance. In connection with this transformation, the Company is in the process of considerable changes, which include assembling a new management team in the United States and overseas, reconfiguring its business structure, continuing to further enhance the controls, procedures, and oversight during this transformation, and expanding the Company’s mission and business lines for continued growth. It is uncertain whether these efforts will prove beneficial or whether the Company will be able to develop the necessary business models, infrastructure and systems to support the businesses. To succeed, among other things, the Company will need to have or hire the right talent to execute the business strategy. Market acceptance of new product and service offerings will be dependent in part on management’s ability to include functionality and usability that address customer requirements, and optimally price the products and services to meet customer demand and cover costs.

•The Company’s ability to remain competitive. The Company will continue to face intense competition: these new technologies are constantly evolving, and the Company’s competitors may introduce new platforms and solutions that are superior. In addition, the Company’s competitors may be able to adapt more quickly to new technologies or may be able to devote greater resources to the development, marketing and sale of their products than the Company can. The Company may never establish and maintain a competitive position in the hybrid financing and logistics management businesses.
•The fluctuation in earnings from the deployment of the Company’s services through acquisitions, strategic equity investments, the formation of joint ventures, and through licenses of technology. The Company’s results of operations may fluctuate from period to period based on the entry into new transactions to expand the business. In addition, while management intends to contribute cash and other assets to the Company’s various investments, the Company does not intend for its holding company to conduct significant research and development activities. The Company intends research and development activities to be conducted by its technology partners and licensors. These fluctuations in growth or costs and in the Company’s various investments may contribute to significant fluctuations in the results of the Company’s operations.
Effects of COVID 19
Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of July 31, 2021, over 197.6 million cases had been reported across the globe, resulting in 4.2 million deaths.
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
In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover. However, commencing in the autumn and fall of 2020 and continuing, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus. The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified. Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels of immunization against COVID-19 remains challenging at the local, regional and global level remains challenging.
The future effects of the virus are difficult to predict, due to uncertainty about the course of the virus, different variants that may evolve, and the supply of the vaccine on a local, regional, and global basis, as well as the ability to implement vaccination programs in a short time frame.
The Company does not anticipate significant adverse effects on its operations’ revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations, and supply chain shortages of various materials may have a negative effect on our EV sales or production capacity in the longer-term. The Company's Treeletrik business, which focuses on the sale of motorbikes in the ASEAN region, is experiencing disruption in its operations as a result the continued lockdowns in the region, which have adversely impacted its ability to fulfill committed orders.
The Company continues to monitor the overall situation with COVID-19 and its effects on both local, regional and global economies.
Information about Segment Presentation
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through June 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital.

With four acquisitions closing in the six months ended June 30, 2021, the Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. These will be Ideanomics Mobility, which will encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which will encompass business centered in the finance/real estate market, Other, and a corporate entity, with the combination/consolidation of all three comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level, and the Company is in the process of identifying and appointing segment managers and revising its budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
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

Consolidated Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020 (USD in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change
Revenue	$33,217	$4,692	$28,525	n/m
Cost of revenue	23,916	4,437	19,479	n/m
Gross profit	9,301	255	9,046	n/m

Operating expenses:
Selling, general and administrative expenses	13,076	6,725	6,351	94.4
Research and development expense	235	—	235	n/m
Professional fees	7,439	2,372	5,067	n/m
Impairment losses	—	6,200	(6,200)	n/m
Change in fair value of contingent consideration, net	(2,402)	746	(3,148)	n/m
Depreciation and amortization	1,635	481	1,154	n/m
Total operating expenses	19,983	16,524	3,459	20.9

Loss from operations	(10,682)	(16,269)	5,587	(34.3)

Interest and other income (expense):
Interest expense, net	(563)	(8,890)	8,327	(93.7)
Equity in loss of equity method investees	(358)	(12)	(346)	n/m
Loss on disposal of subsidiaries, net	(1,234)	—	(1,234)	n/m
Conversion expense	—	(2,266)	2,266	n/m
Gain on remeasurement of investment	2,915	—	2,915	n/m
Other income (expense), net	990	1,015	(25)	(2.5)
Loss before income taxes and non-controlling interest	(8,932)	(26,422)	17,490	(66.2)
Income tax expense	(1,061)	—	(1,061)	n/m

Net loss	(9,993)	(26,422)	16,429	(62.2)

Deemed dividend related to warrant repricing	—	(184)	184	n/m

Net loss attributable to common shareholders	(9,993)	(26,606)	16,613	(62.4)

Net loss attributable to non-controlling interest	203	28	175	n/m

Net loss attributable to IDEX common shareholders	$(9,790)	$(26,578)	$16,788	(63.2)

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Six months ended June 30, 2021 and 2020 (USD in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change
Revenue	$65,926	$5,070	$60,856	n/m
Cost of revenue	45,783	4,771	41,012	n/m
Gross profit	20,143	299	19,844	n/m

Operating expenses:
Selling, general and administrative expenses	25,081	12,552	12,529	99.8
Research and development expense	245	—	245	n/m
Professional fees	12,607	4,128	8,479	n/m
Impairment losses	—	7,088	(7,088)	n/m
Change in fair value of contingent consideration, net	(1,907)	1,279	(3,186)	n/m
Litigation settlement	5,000	—	5,000	n/m
Depreciation and amortization	2,763	957	1,806	n/m
Total operating expenses	43,789	26,004	17,785	68.4

Loss from operations	(23,646)	(25,705)	2,059	(8.0)

Interest and other income (expense):
Interest expense, net	(980)	(12,047)	11,067	(91.9)
Equity in loss of equity method investees	(417)	(15)	(402)	n/m
Loss on disposal of subsidiaries, net	(1,446)	—	(1,446)	n/m
Conversion expense	—	(2,266)	2,266	n/m
Gain on remeasurement of investment	2,915	—	2,915	n/m
Other income (expense), net	988	989	(1)	(0.1)
Loss before income taxes and non-controlling interest	(22,586)	(39,044)	16,458	(42.2)
Income tax benefit	11,855	—	11,855	n/m

Net loss	(10,731)	(39,044)	28,313	(72.5)

Deemed dividend related to warrant repricing	—	(184)	184	n/m

Net loss attributable to common shareholders	(10,731)	(39,228)	28,497	(72.6)

Net loss attributable to non-controlling interest	367	300	67	22.3

Net loss attributable to IDEX common shareholders	$(10,364)	$(38,928)	$28,564	(73.4)
Revenues (USD in thousands)

	Three Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change
Electric vehicles	$6,067	$695	$5,372	n/m
Charging, batteries and powertrains	2,676	—	2,676	n/m
Title and escrow services	24,440	—	24,440	n/m
Combustion engine vehicles	—	3,892	(3,892)	n/m
Digital advertising services and others	34	105	(71)	(67.6)
Total	$33,217	$4,692	$28,525	n/m
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

	Six Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change
Electric vehicles	$9,086	$750	$8,336	n/m
Charging, batteries and powertrains	4,558	—	4,558	n/m
Title and escrow services	52,051	—	52,051	n/m
Combustion engine vehicles	—	3,892	(3,892)	n/m
Digital advertising services and others	231	428	(197)	(46.0)
Total	$65,926	$5,070	$60,856	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Revenue for the three months ended June 30, 2021 was $33.2 million as compared to $4.7 million for the same period in 2020, an increase of $28.5 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $24.4 million for the three months ended June 30, 2021. No revenue was generated related to title and escrow services for the three months ended June 30, 2020.
In the second quarter of 2021, the Company recognized $24.4 million revenue from the sales of title and escrow services, $6.1 million revenue from the sales of EVs, and $2.7 million revenue from sales of charging, batteries and powertrains. The EV revenues for the quarter were recorded on a Principal (Gross) basis because the Company acted as principal in these transactions.

In the second quarter of 2020, the Company continued to develop its EV business and recognized $4.6 million revenue from the sales of vehicles, which included revenue of $3.9 million from the sale of traditional combustion vehicles. In the second quarter of 2020, the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity, revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020
Revenue for the six months ended June 30, 2021 was $65.9 million as compared to $5.1 million for the same period in 2020, an increase of $60.9 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $52.1 million from the acquisition closing date through June 30, 2021. No revenue was generated related to title and escrow services for the six months ended June 30, 2020.
In the six months ended June 30, 2020, the Company continued to develop its EV business and recognized $4.6 million revenue from the sales of vehicles, which included revenue of $3.9 million from the sale of traditional combustion vehicles. In the six months ended June 30, 2020 the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.
Cost of revenues (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change	June 30, 2021	June 30, 2020	Amount Change	% Change
Electric vehicles	$5,530	$452	$5,078	n/m	$8,549	$454	$8,095	n/m
Charging, batteries and powertrains	2,109	—	2,109	n/m	3,649	—	3,649	n/m
Title and escrow services	16,261	—	16,261	n/m	33,393	—	33,393	n/m
Combustion engine vehicles	—	3,871	(3,871)	n/m	—	3,871	(3,871)	nm
Digital advertising services and others	16	114	(98)	(86)	192	446	(254)	(57)
Total	$23,916	$4,437	$19,479	n/m	$45,783	$4,771	$41,012	n/m

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Cost of revenues was $23.9 million for the three months ended June 30, 2021, as compared to $4.4 million for the three months ended June 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of $16.3 million related to title and escrow service for the three months ended June 30, 2021. No cost related to title and escrow services were incurred for the three months ended June 30, 2020.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Cost of revenues was $45.8 million for the six months ended June 30, 2021, as compared to $4.8 million for the six months ended June 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of $33.4 million related to title and escrow service from the acquisition closing date through June 30, 2021. No cost related to title and were incurred escrow services for the six months ended June 30, 2020.

Gross profit (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Amount Change	% Change	June 30, 2021	June 30, 2020	Amount Change	% Change
Electric vehicles	$537	$243	$294	n/m	$537	$296	$241	81.4
Charging, batteries and powertrains	567	—	567	n/m	909	—	909	n/m
Title and escrow services	8,179	—	8,179	n/m	18,658	—	18,658	n/m
Combustion engine vehicles	—	21	(21)	n/m	—	21	(21)	n/m
Digital advertising services and others	18	(9)	27	n/m	39	(18)	57	n/m
Total	$9,301	$255	$9,046	n/m	$20,143	$299	$19,844	n/m
Gross profit ratio

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Electric vehicles	8.9%	35.0%	5.9%	39.5%
Charging, batteries and powertrains	21.2%	—%	19.9%	—%
Title and escrow services	33.5%	—%	35.8%	—%
Combustion engine vehicles	—%	0.5%	—%	0.5%
Digital advertising services and others	52.9%	(8.6)%	16.9%	(4.2)%
Total	28.0%	5.4%	30.6%	5.9%

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Gross profit for the three months ended June 30, 2021 was $9.3 million, as compared to gross profit in the amount of $0.3 million during the same period in 2020. The increase was mainly due to the Company’s acquisition of Timios, which generated gross profit of $8.2 million related to title and escrow service for the three months ended June 30, 2021. There was no gross profit related to title and escrow services for the three months ended June 30, 2020.

The gross profit ratio for the three months ended June 30, 2021 was 28.0%, while in 2020, it was 5.4%. The increase was mainly due to the high gross margin from the sales of title and escrow services for the three months ended June 30, 2021.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Gross profit for the six months ended June 30, 2021 was $20.1 million, as compared to gross profit in the amount of $0.3 million during the same period in 2020. The gross profit ratio for the six months ended June 30, 2021 was 30.6%, while in 2020, it was 5.9%. The increase was mainly due to the high gross margin from sales of title and escrow services for the six months ended June 30, 2020 .

Selling, general and administrative expenses
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Selling, general and administrative expenses for the three months ended June 30, 2021 were $13.1 million as compared to $6.7 million for the same period in 2020, an increase of $6.4 million. The increase was principally due to the inclusion of selling, general and administrative expenses related to Timios, which was acquired on January 8, 2021 and WAVE which was acquired on January 15, 2021 and increases in compensation costs within existing businesses reflecting increased head count as these operations are expanded.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Selling, general and administrative expenses for the six months ended June 30, 2021 were $25.1 million as compared to $12.6 million for the same period in 2020, an increase of $12.5 million, or almost 100%. The increase was principally due to the inclusion of selling, general and administrative expenses related to Timios which was acquired on January 8, 2021 and WAVE which was acquired on January 15, 2021 and increases in compensation within existing businesses reflecting increased head count as these operations expanded.
Research and development expense
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Research and development expense was $0.2 million in the three and six months ended June 30, 2021, primarily incurred in connection with EV motorbikes in Malaysia.

There were no research and development expenses recorded in the three and six months ended June 30, 2020, and the amount was de minimis in the three months ended March 31, 2021.
Professional fees
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Professional fees for the three months ended June 30, 2021 were $7.4 million as compared to $2.4 million for the same period in 2020, an increase of $5.1 million. The increase was related to an increase in legal fees, consulting services, fees related to acquisition and maintenance of patents and investors relations related expense. The increase in legal fees was principally due to advice on mergers and acquisitions, responding to regulatory inquiries, class action lawsuits and general corporate advice. Consulting fees increased as a result of a shared services agreement with SSSIG and general advice related to the expansion of the Company’s operations in the current quarter including investors relations services.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Professional fees for the six months ended June 30, 2021 were $12.6 million as compared to $4.1 million for the same period in 2020, an increase of $8.5 million. The increase in legal fees was related to advice on mergers and acquisitions, general corporate advice responding to regulatory inquiries, and advice in relation to the fund raising activities. Consulting fees increased as a result of a shared services agreement with SSSIG, increased spending on investor relations services, consulting activities associated with acquisitions including integration services and business services expense related to the expansion of the Company’s operations in China.

Impairment losses
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

In the three months ended June 30, 2020, the Company recorded impairment losses of $5.9 million as the Company decided to cease the use of the New York headquarters’ office space, and impaired the right of use assets, leasehold improvements and fixed assets. The Company also recorded an impairment loss of $0.3 million related to another current asset.
The Company recorded no impairment losses in the three months ended June 30, 2021.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

The Company recorded an impairment loss of $0.9 million related to the DBOT right of use assets and $5.9 million related to the New York headquarters’ right of use assets, leasehold improvement and fixed assets because the Company decided to cease use the office and vacated the space subsequently. The Company also recorded an impairment loss of $0.3 million related to another current asset.

The Company recorded no impairment losses in the six months ended June 30, 2021.
Change in fair value of contingent consideration, net
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
The change in fair value of contingent consideration, net of $(2.4) million for the three months ended June 30, 2021 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

The change in fair value of contingent consideration, net of $(1.9) million represents the remeasurement of the contingent consideration payable to the Tree Technology shareholders.
Litigation settlement
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020
The Company recorded a $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in April, 2021. There were no such litigation settlements in the six months ended June 30, 2020.
Depreciation and amortization
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Depreciation and amortization for the three months ended June 30, 2021 was $1.6 million as compared to $0.5 million for the same period in 2020, an increase of $1.2 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first quarter of 2021.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020
Depreciation and amortization for the six months ended June 30, 2021 was $2.8 million as compared to $1.0 million for the same period in 2020, an increase of $1.8 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first quarter of 2021.
Interest expense, net

The following table summarizes the breakdown of the interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest, net	$563	$325	$980	$598
Amortization of discount	—	8,565	—	11,449
Total	$563	$8,890	$980	$12,047

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Interest expense decreased $8.3 million to $0.6 million for the three months ended June 30, 2021, from $8.9 million during the same period of 2020. The interest expense during 2020 was primarily related to the beneficial conversion feature of convertible debt that were either converted or repaid in 2020 with a resulting decrease in interest expense.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Interest expense decreased $11.0 million to $1.0 million for the six months ended June 30, 2021, from $12.0 million during the same period of 2020. The interest expense during 2020 was primarily related to the beneficial conversion feature of convertible debt that were either converted or repaid in 2020 with a resulting decrease in interest expense.
Equity in loss of equity method investees
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Equity in loss of equity method investees increased $0.3 million to $0.4 million for the three months ended June 30, 2021 from $12,000 during the same period of 2020. The increase is due to the equity in the losses of Solectrac and Energica.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020
Equity in loss of equity method investees increased $0.4 million to $0.4 million for the six months ended June 30, 2021 from $15,000 during the same period of 2020. The increase is due to the equity in the losses of Solectrac and Energica.
Loss on disposal of subsidiaries, net
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020
Loss on disposal of subsidiaries, net represents the loss incurred on the sale of Grapevine and the estimated costs to sell Fintech Village.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020
Loss on disposal of subsidiaries, net represents the loss incurred on the sale of Grapevine and the estimated costs to sell Fintech Village.
Conversion expense
Conversion expense of $2.3 million for the three and six months ended June 30, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from related parties.
There were no such conversions in the three and six months ended June 30, 2021.
Gain on remeasurement of investment
Gain on remeasurement of investment of $2.9 million in the three and six months ended June 30, 2021 resulted from remeasuring the Company's investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
There were no such remeasurements in the three and six months ended June 30, 2020.
Other income (expense), net

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Other income (expense), net for the three months ended June 30, 2021 and 2020 does not change significantly, It mainly represents the income resulting from settlement of the liabilities due to various vendors and the lease income

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Other income (expense), net for the six months ended June 30, 2021 and 2020 does not change significantly. It mainly represents the income resulting from settlement of the liabilities due to various vendor and the lease income
Income tax (expense) benefit
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

During the three months ended June 30, 2021, the income tax expense of $ 1.1 million is mainly due to $0.9 million one time charges related to the acquisitions and net state income tax expense of $0.2 million for recently acquired entities in 2021.
During the three months ended June 30, 2020, the income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

During the six months ended June 30, 2021, the income tax benefit of 11.9 million is mainly due to $12.4 million of one-time benefits relating to acquisitions and net state income expense $0.6 million for recently acquired entities.

During the six months ended June 30, 2020, income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

Deemed dividend related to warrant repricing

Deemed dividend related to warrant repricing of $0.2 million for the three and six months ended June 30, 2020 resulted from the reduction of the exercise prices of warrants issued in connection with convertible promissory notes.
There were no such repricings in the three and six months ended June 30, 2021.
Net loss attributable to non-controlling interest
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Net loss attributable to non-controlling interests was $0.2 million for the three months ended June 30, 2021 compared to a net loss of $28,199 in the same period in 2020. The increase is primarily due to the increase in loss of our investment with Tree Technologies.
Net loss attributable to non-controlling interests was $0.4 million for the six months ended June 30, 2021 compared to a net loss of $0.3 million in the same period in 2020. The increase is primarily due to the increase in loss of our investment with Tree Technologies, partially offset by the decrease in loss of iUnicorn.
Liquidity and Capital Resources
As of June 30, 2021, we had cash of $395.6 million. Approximately $39.3 million was held in accounts outside of the United States, primarily in Hong Kong and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.

Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.2 million as of June 30, 2021, which was necessary for DBOT to meet its minimum capital requirements. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(10,370)	$(10,390)
Net cash used in investing activities	(142,837)	(1,879)
Net cash provided by financing activities	383,046	45,737
Effect of exchange rate changes on cash	39	283
Net increase in cash and cash equivalents	229,878	33,751
Cash and cash equivalents at beginning of period	165,764	2,633
Cash and cash equivalents at end of period	$395,642	$36,384
Operating Activities
Cash used in operating activities was $(10.4) million for the six months ended June 30, 2021 as compared to cash used in operating activities of $(10.4) million in the same period in 2020. This was primarily due to: (1) a reduction in net loss to $(10.7) million in the current period as compared to a net loss of $(39.0) million in the same period of 2020, (2) total non-cash adjustments increase (decrease) to net loss was $(2.8) million and $28.5 million for the six months ended June 30, 2021 and 2020, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $3.2 million and of $0.2 million in cash used in operating activities for the six months ended June 30, 2021 and 2020, respectively
Investing Activities
Cash used in investing activities was $(142.8) million, primarily due to expenditures incurred for the acquisitions of Timios, WAVE, Solectrac and US Hybrid, the investments in Energica and FNL and the acquisition of the convertible note with Silk EV.
Financing Activities
The Company received $383.0 million from financing activities in the current quarter versus $45.7 million in the same period in the prior year. The issuance of convertible notes generated $220.0 million in the current period as compared to $2.0 million in the same period of 2020. The exercise of warrants and issuance of common stock generated $163.0 million as compared to $39.1 million in the same period of 2020. In the period ended June 30, 2020 the Company received $7.1 million from a non-controlling shareholders contribution and made a repayment of $3.0 million to a related party.
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
OUTLOOK

The Company has made significant acquisitions and investments in both its Ideanomics Mobility and Ideanomics Capital business units in the first six months of 2021. The Company anticipates that the Ideanomics Mobility and Ideanomics Capital units will be complimentary to each other with Ideanomics Capital arranging funding for projects which include Ideanomics Mobility deploying both vehicles and charging equipment at customer designated sites. The company operates in four verticals in the EV sector - Infrastructure, Components, Vehicles, and Financing. Using its S2F2C (Sales to Financing to Charging) business model the Company offers customers a vertically integrated offering across the entire value chain of owning and operating a commercial EV fleet which includes offering Mobility as a Service (MaaS) through Vehicle as a Service (VaaS) and Charging as a Service (CaaS) offerings, designed to remove barriers to entry by shifting the commercial fleet operator’s costs from an upfront CapEx model and onto a recurring revenue based OpEx model. The VaaS and CaaS offerings turn the high upfront capital costs of converting to EV into a monthly recurring cost basis for fleet operators – and we refer to this as turning Capex into Opex. The Company believes that VaaS and CaaS will be important differentiators in the commercial EV market and provide the Company with stable and predictable revenues.
Over the next twelve months the Company anticipates increased spending in its operating businesses as they hire and invest in new facilities to support their expansion.
The Company's operations in China continue to develop the business selling ride hailing vehicles and batteries. The China business is in discussions with customers to deploy WAVE technology in China and is working to develop ancillary financial products to make purchasing of commercial EV vehicles easier.
The Company’s Tree Technologies subsidiary secured a large order to supply up to 200,000 units of its 100% electric motorbikes to Indonesia through PSE, its exclusive distributor, during a three year term. As part of supplying this order the Company anticipates entering into arrangements to assemble these motorbikes in Indonesia and setting up a battery swap business.
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
As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.
Our evaluation excluded Timios, WAVE, Solectrac and US Hybrid which were acquired in the six months ended June 30, 2021. As of and for the three months ended June 30, 2021, Timios represented 9.7% of total assets and 73.6% of revenue, WAVE represented 9.4% of total assets and 7.1% of revenue, Solectrac represented 3.9% of total assets and less than 1.0% of revenue, and US Hybrid represented 8.3% of total assets and less than 1.0% of revenue. In accordance with guidance issued by the SEC, we expect to exclude the acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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
We have found that residential real estate activity generally decreases in the following situations:
•Mortgage interest rates are high or increasing;
•Mortgage funding supply is limited; and
•The United States economy is weak, including high unemployment levels.
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
Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2021, other than those that were previously reported in the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the fiscal quarter ended June 30, 2021.
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
_____________________________________________
*Filed herewith
**Furnished herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2021.
IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)