Form 10-Q/A
period 2021-03-31
IDEANOMICS, INC.
filed 2021-11-22
CIK 837852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-35561

IDEANOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1778374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, Suite 5116

New York, NY 10018

(Address of principal executive offices)

212-206-1216

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	IDEX	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒No ☐

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

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 497,680,745 shares as of November 18, 2021.

Explanatory Note

On November 16, 2021, Ideanomics, Inc. (the “Company”, “we”, “our” or “us”) filed a Current Report on Form 8-K disclosing that the Company determined that our previously issued financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and Quarterly Report on Form 10-Q for the period ended June 30, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to revenue reported by our affiliate Timios Holding Corp. (“Timios”), that provides title and agency services.

The errors were uncovered as part of the preparation of the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2021. The preparation of the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2021 also identified additional transactions and accounting practices not in accordance with U.S. generally accepted accounting principles (“US GAAP”).

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (“Quarterly Report on Form 10-Q/A” or “Amendment No. 1) reflects the correction of the following errors identified subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Form 10-Q”):

A.	The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.	The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting. In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.	The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.
D.	The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.	The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the period ended March 31, 2021.

For the convenience of the reader, we have included all items in this Amendment No. 1 which supersedes in its entirety the Original Form 10-Q.

The following sections in the Original Form 10-Q have been revised in this Amendment No. 1 to reflect the restatement:

●	Part I, Item 1, “Financial Statements”
●	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations"
●	Part I, Item 4, “Controls and Procedures”
●	Part II, Item 1A, “Risk Factors”
●	the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1, and 32.2

This Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 2 to the accompanying condensed consolidated financial statements, set forth in Item 1 of this Quarterly Report on Form 10-Q/A, for details of the restatement and its impact on the condensed consolidated financial statements.

See “Item 4 — Controls and Procedures” that discloses a material weakness in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over financial reporting were not effective as of March 31, 2021.

We are also filing updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

QUARTERLY REPORT ON FORM 10-Q/A (Amendment No. 1)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	March 31, 2021	December 31, 2020
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$355,856	$165,764
Accounts receivable, net	5,409	7,400
Available-for-sale security	15,155	—
Inventory	960	—
Prepaid expenses	6,400	2,629
Amount due from related parties	245	240
Other current assets	479	3,726
Held for sale assets (Fintech Village)	7,068	—
Total current assets	391,572	179,759
Property and equipment, net	631	330
Fintech Village	—	7,250
Intangible assets, net	77,815	29,705
Goodwill	59,545	1,165
Long-term investments	24,001	8,570
Operating lease right of use assets	2,469	155
Other non-current assets	7,438	7,478
Total assets	$563,471	$234,412

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$9,978	$5,057
Deferred revenue	2,225	1,129
Accrued salaries	4,831	1,750
Amount due to related parties	1,235	882
Other current liabilities	7,247	2,235
Current portion of operating lease liabilities	637	115
Current contingent consideration	8,481	1,325
Promissory note-short term	869	568
Convertible promissory note due to third parties	80,446	—
Asset retirement obligations	4,653	—
Total current liabilities	120,602	13,061
Asset retirement obligations	—	4,653
Deferred tax liabilities	884	—
Operating lease liability-long term	1,826	19
Non-current contingent consideration	8,630	7,635
Other long-term liabilities	7,834	7,275
Total liabilities	139,776	32,643
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2021 and December 31, 2020	1,262	1,262
Redeemable non-controlling interest	7,600	7,485
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 419,469,800 shares and 344,906,295 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	419	345
Additional paid-in capital	761,155	531,866
Accumulated deficit	(353,295)	(346,883)
Accumulated other comprehensive income	784	1,256
Total IDEX shareholder’s equity	409,063	186,584
Non-controlling interest	5,770	6,438
Total equity	414,833	193,022
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$563,471	$234,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(As restated)
Revenue from sales of products (including revenue from related party of $1 and $0 for the three months ended March 31, 2021 and 2020, respectively)	$4,547	$3
Revenue from sales of services	25,392	375
Total revenue	29,939	378
Cost of revenue from sales of products (including cost of revenue from related party of $7 and $0 for the
three months ended March 31, 2021 and 2020, respectively)	4,354	2
Cost of revenue from sales of services	14,743	332
Total cost of revenue	19,097	334
Gross profit	10,842	44

Operating expenses:
Selling, general and administrative expenses	11,851	5,827
Research and development expense	10	—
Professional fees	5,168	1,757
Impairment losses	—	887
Change in fair value of contingent consideration, net	494	532
Litigation settlement	5,000	—
Depreciation and amortization	1,128	476
Total operating expenses	23,651	9,479

Loss from operations	(12,809)	(9,435)

Interest and other expense:
Interest expense, net	(417)	(3,156)
Loss on disposal of subsidiaries, net	(212)	—
Other expense	(156)	(26)
Loss before income taxes and non-controlling interest	(13,594)	(12,617)

Income tax benefit	7,256	—
Equity in loss of equity method investees	(237)	(3)

Net loss	(6,575)	(12,620)

Net loss attributable to non-controlling interest	163	272

Net loss attributable to IDEX common shareholders	$(6,412)	$(12,348)

Earnings (loss) per share
Basic	$(0.02)	$(0.08)
Diluted	(0.02)	$(0.08)

Weighted average shares outstanding:
Basic	391,131,793	157,859,642
Diluted	391,131,793	157,859,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(As restated)
Net loss	$(6,575)	$(12,620)
Other comprehensive income (loss), net of nil tax:
Foreign currency translation adjustments	(860)	7
Comprehensive loss	(7,435)	(12,613)
Comprehensive loss (gain) attributable to non-controlling interest	552	(249)
Comprehensive loss attributable to IDEX common shareholders	$(6,883)	$(12,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Capital	(Deficit)	Loss	equity	Interest*	Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for convertible note	1,454,424	1	613	—	—	614	—	614
Common stock issuance for acquisition	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issuance for warrant exercise	1,000,000	1	999	—	—	1,000	—	1,000
Measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	$163	$293,345	$(260,829)	$(680)	$31,999	$13,469	$45,468
*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2021
	(As restated)
					Accumulated
			Additional		Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling
	Stock	Value	Capital	Deficit	Income	equity	Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive
plan	475,000	—	251	—	—	251	—	251
Common stock issuance for at the market offering	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net loss*	—	—	—	(6,412)	—	(6,412)	(280)	(6,692)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(472)	(472)	(388)	(860)
Balance, March 31, 2021	419,469,800	$419	$761,155	$(353,295)	$784	$409,063	$5,770	$414,833
*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(As restated)

Cash flows from operating activities:
Net loss	$(6,575)	$(12,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	2,040	2,202
Depreciation and amortization	1,128	476
Non-cash interest expense	417	3,156
Income tax benefit	(7,621)	—
Loss on disposal of subsidiaries, net	212	—
Equity in losses of equity method investees	237	3
Issuance of common stock for professional fees	1,162	—
Impairment losses	—	887
Change in fair value of contingent consideration	494	532
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	2,600	571
Inventory	117	—
Prepaid expenses and other assets	1,653	1,928
Accounts payable	2,438	275
Deferred revenue	(613)	23
Amount due to related parties (interest)	348	856
Accrued expenses, salary and other current liabilities	4,534	(2,147)
Net cash provided by (used in) operating activities	2,571	(3,858)

Cash flows from investing activities:
Acquisition of property and equipment	(157)	(15)
Acquisition of subsidiaries, net of cash acquired	(55,265)	—
Investments in long-term investment	(15,707)	—
Investment in debt securities	(15,000)	—
Net cash used in investing activities	(86,129)	(15)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000	2,000
Proceeds from exercise of warrants and issuance of common stocks	53,659	1,000
Proceeds from noncontrolling interest shareholder	—	7,147
Repayment of amounts due to related parties	—	(2,999)
Net cash provided by financing activities	273,659	7,148
Effect of exchange rate changes on cash	(9)	6
Net increase in cash and cash equivalents	190,092	3,281

Cash and cash equivalents at the beginning of the period	165,764	2,633

Cash and cash equivalents at the end of the period	$355,856	5,914

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

Issuance of shares for acquisition of DBOT	$—	$6,748
Tree Technologies measurement period adjustment	$—	$11,895
Issuance of shares for acquisition	$32,377	$—
Issuance of shares for convertible notes conversion	$140,126	$—

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

Immaterial Revision to Prior Period

The Company determined that a legal agreement the Company entered into whereby the Company took possession of a property in Qingdao, China for no consideration was incorrectly accounted for as a lease in accordance with ASC 842, Leases.  The Company determined that the error was immaterial to the condensed consolidated financial statements, however, the Company has revised its condensed consolidated financial statements to properly account for this transaction.  The adjustment to the condensed consolidated balance sheet as of December 31, 2020 is, as follows (in thousands):

	December 31,		December 31,
	2020		2020
Account	(As Reported)	Adjustment	(As Revised)

Operating lease right of use assets	$7,117	$(6,962)	$155
Other non-current assets	516	6,962	7,478
Current portion of lease liabilities	430	(315)	115
Other current liabilities	1,920	315	2,235
Operating lease liability – long-term	6,759	(6,740)	19
Other long-term liabilities	535	6,740	7,275

See Note 2 for adjustments for this matter as of and for the period ended March 31, 2021.

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

Timios

Title Revenue

Premiums from title insurance policies written by independent agencies are recognized net of commission costs when the policies are reported to Timios and not before the effective date of the policy. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each states’ respective Department of Insurance.

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

In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40)” which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The Company will adopt ASU 2021-04 on January 1, 2022. Management is currently evaluating the effect of the adoption of ASU 2021-04 on the consolidated financial statements. The effect will largely depend on the terms of written call options or financings issued or modified in the future.

Note 2.Restatement of Previously Reported Condensed Consolidated Financial Statements

As previously disclosed on Form 8-K filed on November 16, 2021, the Company determined that the Company’s previously issued financial statements for the period ended March 31, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to revenue reported by Timios that provides title and agency services. The preparation of the Company’s condensed consolidated financial statements identified additional transactions and accounting practices not in accordance with U.S. GAAP.

The following errors were identified as part of the restatement:

A.	The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.	The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting. In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.	The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.

D.	The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.	The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the period ended March 31, 2021.

The following reflects the restatement adjustments recorded in connection with the Company’s restatement of its condensed consolidated financial statements:

	Consolidated Balance Sheet
	March 31, 2021
	As
	Previously
	Reported	Adjustment	As Restated	Reference
Assets
Cash and cash equivalents	$355,856	$—	$355,856
Accounts receivable, net	5,409	—	5,409
Available for sale security	15,155	—	15,155
Inventory	960	—	960
Prepaid expenses	6,400	—	6,400
Amount due from related parties	245	—	245
Other current assets	479	—	479
Current assets held for sale	7,068	—	7,068
Total current assets	391,572	—	391,572
Property and equipment, net	631	—	631
Intangible assets, net	92,525	(14,710)	77,815	C
Goodwill	51,084	8,461	59,545	C
Long-term investments	24,179	(178)	24,001	B
Operating lease – right of use assets	9,338	(6,869)	2,469	*
Other noncurrent assets	569	6,869	7,438	*
Total assets	$569,898	$(6,427)	$563,471
Liabilities and Stockholders’ Equity
Accounts payable	$9,978	$—	$9,978
Deferred revenue	2,225	—	2,225
Accrued salaries	4,831	—	4,831
Due to related party	1,235	—	1,235
Other current liabilities	7,112	135	7,247	*, E
Current portion of lease liabilities	955	(318)	637	*
Current contingent consideration	8,481	—	8,481
Note payable	869	—	869
Note payable – related party	—	—	—
Convertible promissory note to third parties	80,446	—	80,446
Asset retirement obligations	4,653	—	4,653
Total current liabilities	120,785	(183)	120,602
Asset retirement obligations	—	—	—
Deferred tax liabilities	1,290	(406)	884	C, D, E
Operating lease liability – long term	8,485	(6,659)	1,826	*
Non-current contingent consideration	8,630	—	8,630
Other long-term liabilities	1,175	6,659	7,834	*
Total liabilities	140,365	(589)	139,776

Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A Preferred stock	1,262	—	1,262
Redeemable non-controlling interest	7,600	—	7,600

Stockholders’ equity:
Preferred stock	—	—	—
Common stock,	419	—	419
Additional paid-in capital	761,155	—	761,155
Accumulated deficit	(347,457)	(5,838)	(353,295)
Accumulated other comprehensive income	784	—	784
Total IDEX stockholders’ equity	414,901	(5,838)	409,063
Noncontrolling interests	5,770	—	5,770
Total stockholders’ equity	420,671	—	414,833
Total liabilities and stockholders’ equity	$569,898	$(6,427)	$563,471

* Represents revision for immaterial error correction – see Note 1.

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2021

	As	Restatement	As
	Reported **	Adjustments	Restated	Reference

Revenue - sales of products	$4,547	$—	$4,547
Revenue - sales of services	28,162	(2,770)	25,392	A
Total Revenue	32,709	(2,770)	29,939

Cost of revenue - sales of products	4,354	—	4,354
Cost of revenue - sales of services	17,513	(2,770)	14,743	A
Total Cost of revenue	21,867	(2,770)	19,097
Gross Profit	10,842	—	10,842

Operating Expenses

Selling, general and administrative	12,005	(154)	11,851	(1)
Research and development	10	—	10
Professional fees	5,168	—	5,168
Impairment losses	—	—	—
Change -fair value of contingent consideration	494	—	494
Litigation settlement	5,000	—	5,000
Depreciation and amortization	1,128	—	1,128
Total operating expenses	23,805	(154)	23,651

Loss from operations	(12,963)	154	(12,809)

Interest and other expense:
Interest expense, net	(417)	—	(417)
Loss on disposal of subsidiaries	(212)	—	(212)
Conversion expense	—	—	—
Gain on measurement of investments	—	—	—
Other income (expense), net	(2)	(154)	(156)	(1)

Loss before income taxes and non-controlling interest	(13,594)	—	(13,594)

Income tax benefit	12,916	(5,660)	7,256	C,D,E
Equity in loss of equity method investees	(59)	(178)	(237)	B

Net loss	(737)	(5,838)	(6,575)

Deemed dividend related to warrant repricing	—	—	—

Net loss attributable to common shareholders	(737)	(5,838)	(6,575)

Net loss attributable to non-controlling interest	163	—	163

Net loss attributable to IDEX common shareholders	$(574)	$(5,838)	$(6,412)

Earnings per share, basic & fully diluted	$(0.00)	$—	$(0.02)

Weighted average number of common shares	391,131,793	0	391,131,793

** Reflects the presentation of equity in loss of equity method as a separate financial statement caption below income tax benefit.

(1)Reflects immaterial error correction for the classification of other income.

Condensed Consolidated Statement of Comprehensive Income (Loss) for the Three Months ended March 31, 2021

	As	Restatement	As
	Reported	Adjustments	Restated	Notes

Net loss	$(737)	$(5,838)	$(6,575)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(860)	—	(860)
Comprehensive loss	(1,597)	(5,838)	(7,435)
Comprehensive loss (gain) attributable to non-controlling interest	552	—	552
Comprehensive loss attributable to IDEX	$(1,045)	(5,838)	$(6,883)

Condensed Consolidated Statement of Equity for the Three Months Ended March 31, 2021

	Common	Par		Accumulated		IDEX		Total
	Stock	Value	APIC	Deficit	AOCI	Equity	NCI	Equity

Balance - March 31, 2021 (as reported)	419,469,800	$419	$761,155	$(347,457)	$784	$414,901	$5,770	$420,671
Adjustments
Equity method investment				(178)		(178)		(178)
Income tax effects				(5,660)		(5,660)		(5,660)
Balance - March 31, 2021 (as restated)	419,469,800	$419	$761,155	$(353,295)	$784	$409,063	$5,770	$414,833

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2021

	As	Restatement	As
	Reported	Adjustments	Restated	Notes
Cash flows from operating activities:
Net loss	$(737)	$(5,838)	$(6,575)	B, C, D,E

Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	2,040	—	2,040
Depreciation and amortization	1,128	—	1,128
Non-cash interest expense	417	—	417
Allowance for doubtful accounts	—	—	—
Litigation settlement	5,000	(5,000)	—	(1)
Income tax benefit	(13,281)	5,660	(7,621)	C,D,E
Loss on disposal of subsidiaries	212	—	212
Equity in losses of equity method investees	59	178	237	B
Issuance of common stock for professional fees	—	1,162	1,162	(1)
Gain on extinguishment of liability	—	—	—
Gain on remeasurement of investment	—	—	—
Impairment losses	—	—	—
Settlement of ROU operating lease liabilities	—	—	—
Change in fair value of contingent consideration	494	—	494

Change in assets and liabilities:
Accounts receivable	2,600	—	2,600
Inventory	117	—	117
Prepaid expenses and other assets	1,653		1,653
Accounts payable	2,438		2,438
Deferred revenue	(613)		(613)
Amount due to related parties	348		348
Accrued expenses, salary and other current liabilities	696	3,838	4,534	(1)
Net cash provided by operating activities	2,571	—	2,571

Cash flows from investing activities:
Acquisition of property and equipment	(157)		(157)
Disposal of subsidiaries	—		—
Acquisition of subsidiaries	(55,265)		(55,265)
Investment in long-term investment	(15,707)		(15,707)
Notes receivable	—		—
Investment in debt securities	(15,000)		(15,000)
Net cash used in investing activities	(86,129)	—	(86,129)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000		220,000
Proceeds from exercise of options and warrants	53,659		53,659
Proceeds from noncontrolling interest shareholder	—		—
Borrowings from SBA PPP	—		—
Repayment of amounts due to related parties	—		—
Net cash provided by financing activities	273,659	—	273,659

Effect of exchange rate changes on cash	(9)		(9)

Net increase in cash and cash equivalents	190,092	—	190,092
Cash and cash equivalents - beginning of period	165,764	—	165,764
Cash and cash equivalents - end of period	$355,856	—	$355,856

(1)Reflects immaterial error corrections for the classification of certain operating activities.

Note 3.Fuzhou Note Receivable

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

Note 4.Revenue

The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(As restated)
Geographic Markets
Malaysia	$7	$3
USA	26,876	323
PRC	3,056	52
Total	$29,939	$378

Product or Service
Electric vehicles*	$3,019	$55
Charging and batteries*	1,882	—
Title and escrow services	24,841	—
Digital advertising services and other	197	323
Total	$29,939	$378

Timing of Revenue Recognition
Products and services transferred at a point in time	$29,554	$378
Services provided over time	385	—
Total	$29,939	$378

*The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. All of the revenue from the sale of electric vehicles, as well as revenue from the sale of charging and batteries in the three months ended March 31, 2021, were recorded on a Principal basis. In the three months ended March 31, 2020, the EV revenues were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

Note 5.Available for Sale Security

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

Note 6.Acquisitions and Divestitures

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

Timios Holdings Corp.

On January 8, 2021, the Company completed the acquisition of privately held Timios and its affiliates pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020. Pursuant to the Timios Agreement, the Company acquired 100% of the outstanding capital stock of Timios for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The full purchase price was paid in cash. Pursuant to the Timios Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review. Timios provides title and escrow services for real estate transactions. Revenue of $24.8 million and net income of $3.4 million have been included in the condensed consolidated financial statements since the acquisition date.

Wireless Advanced Vehicle Electrification, Inc.

On January 15, 2021, the Company completed the acquisition of privately held WAVE pursuant to an agreement and plan of merger (the “WAVE Agreement”) entered into on January 4, 2021. WAVE is a provider of wireless charging solutions for medium and heavy-duty electric vehicles.

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

The table below reflects the Company’s provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for the Timios and Wave acquisitions (in thousands):

	Timios	WAVE
	(As restated)	(As restated)
Purchase Price
Cash paid at closing, including working capital estimates	$46,576	$15,000
Fair value of common stock	—	32,377
Fair value of contingent consideration	—	7,657
Total purchase consideration	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	7,292	2,130
Property, plant and equipment	429	—
Other assets	48	—
Intangible assets – tradename	7,780	12,630
Intangible assets – lender relationships	14,790	—
Intangible assets – patents	—	13,000
Intangible assets – licenses	1,000	—
Indefinite lived title plant	500	—
Goodwill	24,252	34,142
Total assets acquired	56,091	61,902

Liabilities assumed:
Current liabilities	(4,306)	(3,778)
Deferred tax liability	(5,209)	(3,090)
Total liabilities assumed	(9,515)	(6,868)

Net assets acquired	$46,576	$55,034

	Timios	WAVE
Intangible assets – tradename	15	15
Intangible assets – lender relationships	7	—
Intangible assets – patents	—	14
Intangible assets – licenses	15	—
Weighted average useful life	10	14.5

Amortization expense related to intangible assets created as a result of the Timios and WAVE acquisitions of $0.8 million has been recorded for the three months ended March 31, 2021. Estimated amortization expense related to these intangible assets for each of the years subsequent to March 31, 2021 is as follows (amounts in thousands):

2021 remaining	$3,551
2022	4,469
2023	4,469
2024	4,469
2025	4,469
2026 and beyond	26,990
Total	$48,417

Goodwill in the amount of $24.3 million and 34.1 million was recorded as a result of the acquisitions of Timios and WAVE, respectively. The goodwill from both acquisition represents future economic benefits that we expect to achieve as a result of the acquisition, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for either the Timios or WAVE acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.

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

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2021	2020
(Amounts in thousands, except per share and share data)

Total revenue	$31,379	$13,898

Net loss attributable to IDEX common shareholders	(6,552)	(12,058)

Earnings (loss) per share
Basic and Diluted	$(0.02)	$(0.07)

Weighted average shares outstanding
Basic and Diluted	393,191,290	170,448,990

Note 7. Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$6,625	$8,619
Less: allowance for doubtful accounts	(1,216)	(1,219)
Accounts receivable, net	$5,409	$7,400

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

Note 8.Property and Equipment, net

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

Note 9. Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

(As restated)
Balance as of January 1, 2020	$23,344
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	1,165
Acquisitions	49,933
Adjustment (see Note 2. Restatement of Previously Reported Condensed Consolidated Financial Statements)	8,461
Effect of change in foreign currency exchange rates	(14)
Balance as of March 31, 2021	$59,545

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	March 31, 2021				December 31, 2020
	(As restated)
	Weighted
	Average	Gross			Gross
	Remaining	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Balance	Amount	Amortization	Balance
Amortizing Intangible Assets
Influencer network (a)	1.8	$1,137	$(546)	$591	$1,137	$(462)	$675
Customer contract (a)	0.4	500	(431)	69	500	(389)	111
Continuing membership agreement (b)	18.3	1,179	(626)	553	1,179	(619)	560
Trade name (a)	12.4	110	(19)	91	110	(17)	93
Technology platform (a)	0.8	290	(145)	145	290	(97)	193
Land use rights (c)	97.8	27,298	(207)	27,091	28,162	(142)	28,020
Timios licenses (d)	14.8	1,000	(15)	985	—	—	—
Timios tradename (d)	14.8	7,780	(109)	7,671	—	—	—
Timios lender relationships (d)	6.8	14,790	(332)	14,458	—	—	—
WAVE tradename (f)	39.8	13,000	(153)	12,847	—	—	—
WAVE patents (f)	14.8	12,630	(174)	12,456	—	—	—
Total		79,714	(2,757)	76,956	31,378	(1,726)	29,652
Indefinite lived intangible assets
Timios Title plant (d)		500		500
Website name		25	—	25	25	—	25
Timios software in development (e)	—	305	—	305	—	—	—
Patent		28	—	28	28	—	28
Total		$80,572	$(2,757)	$77,815	$31,431	$(1,726)	$29,705
(a)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. In connection with the business analysis of Grapevine, the Company determined that the attrition rate of the influencer network had accelerated, and performed an impairment analysis, and recorded an impairment loss of $0.8 million during the year ended December 31, 2020. As a result of this analysis of the influencer network, the Company determined that the remaining useful life of the influencer network should be reduced to two years, effective January 1, 2021. also determined that remaining useful life of the technology should be reduced to one year, effective January 1, 2021.
(b)	During the third quarter of 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets during the year ended December 31, 2020, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million during the year ended December 31, 2020.
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

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be
recognized
Years ending December 31,	(As restated)
2021 (excluding the three months ended March 31, 2021)	$4,059
2022	5,127
2023	4,789
2024	4,789
2025	4,789
2026 and thereafter	53,403
Total	$76,956

Note 10. Long-term Investments

The following table summarizes the Company’s long-term investments (in thousands):

	March 31,	December 31,
	2021	2020
	(As restated)	(As revised)
Non-marketable equity investments	$4,778	$6,014
Equity method investments	19,223	2,556
Total	$24,001	$8,570

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

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

	March 31, 2021
	(As restated)
			Income (loss)	Impairment		Dilution loss
	January 1, 2021	Addition	on investment	losses	Disposal	due to investee share issuance	March 31, 2021
Solectrac (a)	$2,556	$—	$(59)	$—	$—	$(31)	$2,466
TM2 (b)	1,227	2,153	(178)	—	—	—	3,202
Energica (c)	—	13,555	—	—	—	—	13,555
Total	$3,783	$15,707	$(237)	$—	$—	$(31)	$19,223

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

(b) Technology Metals Market Limited (“TM2”)

On December 20, 2019, the Company acquired 20 common shares, representing 10.0% of the then outstanding shares for 1.7 million shares of the Company’s common stock valued at 1,000,000 British pounds (approximately $1.2 million). In connection with the acquisition of 20 common shares, the Company also received the right to appoint one person (of four) to the board of directors. Accordingly, the Company has significant influence over TM2.

TM2 is a London based digital commodities issuance and trading platform for technology metals. It connects institutional investors, proprietary traders and retail investors with metals suppliers – miners, refiners, recyclers and mints. The platform focuses specifically on new metals that currently don’t have an active trading marketplace, such as rhodium, lithium, cobalt, rhenium, etc.

(c) Energica Motor Company S.P.A. (“Energica”)

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

Note 11. Leases

As of March 31, 2021, the Company’s operating lease right of use assets and operating lease liabilities are $2.5 million and $2.5 million, respectively. The weighted-average remaining lease term is 4.4 years and the weighted-average discount rate is 3.5%.

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
	(As restated)
Operating lease cost	$169	$487
Short-term lease cost	88	85
Sublease income	—	(32)
Total	$257	$540

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$165	$553
Right of use assets obtained in exchange for new operating lease liabilities	1,763	322

The additional right of use assets were acquired in the Timios and WAVE acquisitions. The facilities acquired are office buildings in U.S. locations where they conduct business.

The following table summarizes the maturity of operating lease liabilities (in thousands):

Leased Property
Costs
Years ending December 31	(As restated)
2021	$605
2022	648
2023	575
2024	252
2025	190
2026 and thereafter	406
Total lease payments	2,675
Less: interest	(213)
Total	$2,462

Note 12. Promissory Notes

The following table summarizes the outstanding promissory notes as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31,		December 31,
		2021		2020
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Vendor Note Payable	0.25%-4%	$105	$105	$105	$105
Small Business Association Paycheck Protection Program	1.0%	760	764	460	463
Promissory Note	4.0%	80,000	80,446	—	—
Total		$80,865	81,315	$565	568
Less: Current portion			(81,315)		(568)
Long-term Note, less current portion			$—		$—

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

On May 1, 2020, Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan is currently payable commencing on October 1, 2021, with a final payment due on April 10, 2025. The Company is planning to repay the loan in the next few months.

On May 3, 2020, WAVE borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $12,630 commencing on November 1, 2020, with a final payment due on May 3, 2022. After the issuance of an additional grace period, payments will commence on April 3, 2021 and will continue until the original maturity date of May 3, 2022. WAVE used the loan for qualifying expenses and the Company expects to qualify for full or partial forgiveness under the program in the next few months.

Total interest expense recognized was $1,138 in the three months ended March 31, 2021.

Note 13.Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest

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

Note 14.Related Party Transactions

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

The Company received $0.25 million from SSSIG and did not receive the remaining $0.75 million. On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 0.4 million shares of common stock.

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

Note 15.Share-Based Compensation

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

Note 16.Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share for the three months ended March 31, 2021 and 2020 (USD in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(As restated)
Net loss attributable to common stockholders	$(6,412)	$(12,348)
Basic weighted average common shares outstanding	391,125,134	157,859,642
Effect of dilutive securities
Convertible preferred shares- Series A	—	—
Convertible promissory notes	—	—
Diluted potential common shares	391,125,134	157,859,642
Earnings (loss) per share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

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

Note 17.Income Taxes

During the three months ended March 31, 2021 there was an income tax benefit of $7.2 million. This principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions of Timios and WAVE. In both cases intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of Timios and WAVE, resulted in the recognition of $8.3 million deferred tax liabilities. The federal tax returns of Timios and WAVE will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by an equal amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of Timios and WAVE occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a $7.4 million one-time income tax benefit.

Timios has taxable income reported on certain separate state tax returns and consequently has related state income tax expense. The net state income tax expense for Timios was $0.2 million for the three months ended March 31, 2021. There are no other material income tax expenses or benefits for the three months ended March 31, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

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

There were no identified uncertain tax positions as of March 31, 2021 and December 31, 2020.

Note 18.Commitments and Contingencies

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

Note 19.Concentration of Credit and Foreign Currency Risks

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

Note 20.Fair Value Measurement

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	March 31, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$648	$648
Tree Technology - Contingent consideration[2]	—	—	8,805	8,805
Wave - Contingent consideration[3]	—	—	7,658	7,658

Note

1This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of March 31, 2020 was valued using the Black-Scholes Merton method. The Company issued 10.9 million shares during the three months ended months ended March 31, 2020 and partially satisfied this liability. No shares have been issued in the three months ended March 31, 2021.

2This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of March 31, 2021. The fair value of the

Tree Technology contingent consideration was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.

3This represents the liability incurred in connection with the acquisition of WAVE. The liability represents the combination of the hold back shares and the earnout. The hold back shares are the remaining shares to be issued as of March 31, 2021 contingent on the receipt of certain customer consents as disclosed in Note 6. The fair value of this contingent consideration was valued using a scenario-based method that indicated based on the probabilities that 100% of the consents will be received in the second quarter of 2021. The earnout liability is dependent on WAVE achieving certain revenue and gross profit margin criteria in 2021, 2022 and cumulatively 2021 and 2022. The fair value of zero has been determined using a scenario-based method indicated that none of the criteria are likely to be achieved.

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

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for the Company’s products, and the product-development and marketing efforts of its competitors. Examples of these events are more fully described in the Company’s 2020 Form 10-K under Part I. Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is presented in four sections as below and should be read in conjunction with the condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q/A. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements.

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

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the period ended March 31, 2021. For additional information and a detailed discussion of the Restatement, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Significant Transactions in the Three Months Ended March 31, 2021

Since December 31, 2020, the Company has completed a number of transactions that have expanded the scope of the Company’s EV and fintech activities, and has entered into a contract regarding the sale of Fintech Village.

WAVE

On January 15, 2021, the Company acquired 100% of privately held Wireless Advanced Vehicle Electrification, Inc. (“WAVE.”)

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

Silk EV Cayman LP (“Silk”)

On January 28, 2021, the Company invested $15.0 million in Silk EV via a promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and Global auto markets. Silk-FAW has exclusive rights to develop Hongqi-S brand high-end electric sports cars. The Hongqi brand is the most well known domestic luxury auto brand in China. Silk-FAW vehicles are being designed in Italy’s Motor Valley and is attracting talent from the luxury and high performance auto market. Partnering with Silk provides access to Silk-FAW’s Innovation Centers providing us insight into technological advancements and all best-in-breed technology evaluated at those centers to support the development of high-performance sportscars (battery tech, power management systems, high performance motors.)

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

Recent Developments

U.S. Hybrid

On May 12, 2021, the Company entered into an agreement to acquire U.S. Hybrid Corporation (“US Hybrid.”) Founded in 1999, and headquartered in Torrance, California, U.S. Hybrid has been providing innovative solutions including components, drive trains, and fuel cells to medium and heavy-duty commercial fleet operators. U.S. Hybrid designs, manufactures, and markets integrated power conversion systems for battery electric, fuel cell, and hybrid vehicles, as well as systems for renewable energy generation and storage. The company has been leading the clean-tech revolution by offering integrated power conversion components and integrated motor drives, motors and controllers, distributed energy management systems, and DC-DC boost converters - equipment that is vital to the growth of the broader EV industry. In addition to its relationships with leading original equipment manufacturers, U.S. Hybrid has delivered projects for the private and public sectors, including the defense industry and governmental customers.

U.S. Hybrid has reliably demonstrated proven powertrain technology, along with DC-DC converters which possess high efficiency ratings and fast dynamic response capabilities. U.S. Hybrid enjoys long-term commercial relationships in various industries including Commercial, Defense and Aerospace, and Transit/Municipal for its battery electric vehicle, fuel cell energy, and hybrid platforms.

The acquisition of U.S. Hybrid brings to Ideanomics the application of U.S.-built technology, for use in its own vehicles, and significantly extends the company’s capabilities in zero-emission transportation. U.S. Hybrid will continue to service its existing customer base, and Ideanomics will assist them in scaling their business operations within the Ideanomics Mobility business division. U.S. Hybrid operates from locations in California, Connecticut, and Massachusetts.

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

Our Unconsolidated Equity Investments

The investments where the Company exercises significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for its share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that the Company does not guarantee the investee’s obligations or is committed to provide additional funding. Refer to Note 10 of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further information.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020 (USD in thousands):

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
	(As restated)
Revenue	$29,939	$378	$29,561	n/m
Cost of revenue	19,097	334	18,763	n/m
Gross profit	10,842	44	10,798	n/m

Operating expenses:
Selling, general and administrative expenses	11,851	5,827	6,024	n/m
Research and development expense	10	—	10
Professional fees	5,168	1,757	3,411	n/m
Impairment losses	—	887	(887)	n/m
Change in fair value of contingent consideration, net	494	532	(38)	(7.1)
Litigation settlement	5,000	—	5,000	n/m
Depreciation and amortization	1,128	476	652	n/m
Total operating expenses	23,651	9,479	14,172	n/m

Loss from operations	(12,809)	(9,435)	(3,374)	35.8

Interest and other expense:
Interest expense, net	(417)	(3,156)	2,739	(86.8)
Loss on disposal of subsidiaries, net	(212)	—	(212)	n/m
Other expense	(156)	(26)	130	n/m
Loss before income taxes and non-controlling interest	(13,594)	(12,617)	(977)	7.7
Income tax benefit	7,256	—	7,256	n/m
Equity in loss of equity method investees	(237)	(3)	(234)	n/m

Net loss	(6,575)	(12,620)	6,045	(47.9)
Net loss attributable to non-controlling interest	163	272	(109)	(39.7)

Net loss attributable to IDEX common shareholders	$(6,412)	$(12,348)	$5,936	(48.1)

Earnings (loss) per share
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
Revenues (USD in thousands)	(As restated)
Electric vehicles	$3,019	$55	$2,964	n/m
Charging and batteries	1,882	—	1,882	n/m
Title and escrow services	24,841	—	24,841	n/m
Digital advertising services	197	323	(126)	(39)
Total	$29,939	$378	$29,561	n/m

n/m = Not Meaningful

Revenue for the three months ended March 31, 2021 was $29.9 million as compared to $0.4 million for the same period in 2020, an increase of $29.6 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $24.8 million from the acquisition closing date through March 31, 2021. No revenue was generated related to title and escrow services for the three months ended March 31, 2020.

In the first quarter of 2020, the Company gradually ramped up its business related to EVs and recognized $0.1 million revenue from the sales of EVs. The EV revenues for the quarter were recorded on an Agency (Net) basis because the Company acted as an agent rather than principal in these transactions.

In the first quarter of 2021, the Company recognized $24.8 million revenue from the sales of title and escrow services, $3.0 million revenue from the sales of EVs, and $1.9 million revenue from sales of charging and batteries. The EV revenues for the quarter were recorded on a Principal (Gross) basis because the Company acted as principal in these transactions.

Cost of revenues (USD in thousands)

	Three Months Ended
	March 31,	March 31,	Amount	%
	2021	2020	Change	Change
	(As restated)
Electric vehicles	$3,019	$2	$3,017	n/m
Charging and batteries	1,540	—	1,540	n/m
Title and escrow services	14,362	—	14,362	n/m
Digital advertising services and other	176	332	(156)	(47)
Total	$19,097	$334	$18,763	n/m

Cost of revenues was $19.1 million for the three months ended March 31, 2021, as compared to $0.3 million for the three months ended March 31, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of revenues of $14.4 million related to Title and escrow service from the acquisition closing date through March 31, 2021. No cost related to title and escrow services for the three months ended March 31, 2020.

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

Gross profit ratio

	Three Months Ended
	March 31,	March 31,
	2021	2020
Electric vehicles	—%	96.4%
Charging and batteries	18.2	—
Title and escrow services	42.2	—
Digital advertising services and other	10.7	(2.8)
Total	36.2%	11.6%

The gross profit ratio for the three months ended March 31, 2021 was 36%, while in 2020, it was 12%. The increase was mainly due to the high gross margin from the sales of title and escrow services for the three months ended March 31, 2021.

Selling, general and administrative expenses

Selling, general and administrative expense for the three months ended March 31, 2021 was $11.9 million as compared to $5.8 million for the same period in 2020, an increase of $6.1 million. The increase was principally due to the inclusion of selling, general and administrative expenses related to Timios, which was acquired on January 8, 2021 and WAVE which was acquired on January 15, 2021 and increases in compensation costs within existing businesses reflecting increased head count as these operations are expanded.

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

Litigation Settlements

The Company recorded $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in April 2021.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2021 was $1.1 million as compared to $0.5 million for the same period in 2020, an increase of $0.6 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first quarter of 2021.

Interest expense, net

Interest expense decreased $2.8 million to $0.4 million for the three months ended March 31, 2021, from $3.2 million during the same period of 2020. The interest expense in the prior quarter related to convertible debt that was either converted or repaid in 2020 with a resulting decrease in interest expense. (in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Interest, net	$417	$443
Amortization of discount	—	2,713
Total	$417	$3,156

Loss on disposal of subsidiaries, net

Loss on disposal of subsidiaries, net represents the estimated costs to sell Fintech Village.

Income tax benefit

During the three months ended March 31, 2021, the income tax benefit of $7.2 million is mainly due to a reduction in the Company’s valuation allowance of $7.4 million that resulted from the acquisitions of Timios and WAVE, partially offset by the $0.2 million state income taxes mainly from Timios that has taxable income reported on certain separate state tax returns and consequently has related state income tax expense. The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

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

Equity in loss of equity method investees

Equity in loss of equity method investees of $0.2 million related to recording TM2 and Solectrac’s net loss for the three months ended March 31, 2021.

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

Operating Activities

Cash generated in operating activities was $2.6 million for the three months ended March 31, 2021 as compared to cash used in operations of $3.9 million in the same period in 2020. This change of $6.5 million was primarily due to: (1) a reduction in net loss to $6.6 million in the current period as compared to a net loss of $12.6 million in the first quarter of 2020, (2) total non-cash adjustments increase (decrease) to net loss was $(1.9) million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively; and (3) total changes in operating assets and liabilities resulted in an increase of $11.1 million and of $1.5 million in cash provided by (used in) operations activities for the three months ended March 31, 2021 and 2020, respectively

Investing Activities

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10Q/A.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, in our Original Form 10-Q, our chief executive officer and chief financial officer concluded that as of March 31, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Our management has reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. During the preparation of the condensed consolidation financial statements as of and for the period ended September 30, 2021, the Company identified material misstatements in its Original Form 10-Q. Our chief executive officer and chief financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because of material weaknesses in the Company’s accounting and financial reporting for complex transactions.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting:

●	The design and implementation of internal controls over the review of management’s inputs into valuation models and associated valuation outputs from third party valuation specialists.
●	The design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in contracts with customers.
●	There is a lack of sufficient personnel in accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and SEC disclosure requirements.
●	Operating effectiveness of internal controls to identify and evaluate the accounting implications of non-routine transactions.

These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of March 31, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with US GAAP.

Our evaluation excluded Timios and WAVE which were acquired in January 2021. As of and for the three months ended March 31, 2021 Timios represented 11.6% of total assets and 83.0% of revenue and WAVE represented 12.1% of total assets and 6.1% of revenue, respectively. In accordance with guidance issued by the SEC, we expect to exclude the acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Risks Related to the Restatement of our Prior Period Condensed Consolidated Financial Statements and Material Weaknesses in our Internal Control

We have restated our condensed consolidated financial statements for several prior periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which may result in stockholder litigation and may reduce customer confidence in our ability to complete new opportunities.

This Quarterly Report on Form 10-Q/A includes restated condensed consolidated financial statements as of and for the period ended March 31, 2021. The restatement of our condensed consolidated financial statements primarily reflects the correction of certain errors, which resulted from an incorrect application of US GAAP, as described in more detail elsewhere in this Quarterly Report on Form 10-Q/A. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our common stock, may result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of March 31, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

We intend to continue our remediation activities and to continue to improve our overall control environment and our operational and financial systems and infrastructure, as well as to continue to train, retain and manage our personnel who are essential to effective internal control. In doing so, we will continue to incur expenses and expend management’s time on compliance-related issues. However, we cannot ensure that the steps that we have taken or will take will successfully remediate the errors. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and our stock price could be adversely affected.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Ideanomics, Inc. and the stockholders of Wireless Advanced Vehicle Electrification, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.1

Convertible Debenture between the Company and YA II PN, Ltd, dated January 4, 2021 in the principal amount of $37,500,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 8, 2021).

10.2

Convertible Debenture between the Company and YA II PN, Ltd, dated January 15, 2021 in the principal amount of $37,500,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 22, 2021).

10.3

Convertible Promissory Note between the Company and Slk EV Cayman LP, dated January 28, 2021 in the principal amount of $15,000,000 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

10.4

Convertible Debenture between the Company and YA II PN, Ltd, dated January 28, 2021 in the principal amount of $65,000,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

10.5

Simple Agreement for Future Equity between the Company and Technology Metals Market Limited, dated January 28, 2021 in the principal amount of £1,500,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2021).

10.6

Convertible Debenture between the Company and YA II PN, Ltd, dated February 8, 2021 in the principal amount of $80,000,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 12, 2021).

10.7

Sales Agreement by and between Ideanomics, Inc. and Roth Capital Partners, LLC, dated as of February 26, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021).

10.8

Investment Agreement between the Company and Energica Motor Company, dated March 3, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 4, 2021).

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 22, 2021.

IDEANOMICS, INC.

By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)