Form 10-Q/A
period 2021-06-30
IDEANOMICS, INC.
filed 2021-11-22
CIK 837852

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (“Quarterly Report on Form 10-Q/A” or “Amendment No. 1) reflects the correction of the following errors identified subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, which was initially filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”):

A.	The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.	The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting.In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.	The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.
D.	The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.	The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the six months ended June 30, 2021.

For the convenience of the reader, we have included all items in this Amendment No. 1 which supersedes in its entirety the Original Form 10-Q. Prior to the filing of this Amendment No. 1, we have filed the amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2021.

The following sections in the Original Form 10-Q have been revised in this Amendment No. 1 to reflect the restatement:

●	Part I, Item 1, “Financial Statements”
●	Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations"
●	Part I, Item 4, “Controls and Procedures”
●	Part II, Item 1A, “Risk Factors”
●	the Chief Executive Officer and Chief Financial Officer certifications in Exhibits 31.1, 31.2, 32.1, and 32.2

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

See “Item 4 — Controls and Procedures” that discloses a material weakness in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over financial reporting were not effective as of March 31, 2021 and June 30, 2021.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“DBOT” refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 98% of the share capital Delaware Board of Trade Holdings, Inc.;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“EV” refers to electric vehicles, particularly battery operated electric vehicles;
●	“FINRA” refers to the Financial Industry Regulatory Authority;
●	“Legacy YOD” business refers to the premium content and integrated value-added service solutions for the delivery of VOD (defined below) and paid video programing to digital cable providers, Internet Protocol Television (“IPTV”) providers, Over-the-Top (“OTT”) streaming providers, mobile manufacturers and operators, as well as direct customers;
●	“MEG” refers to Mobile Energy Global, the subsidiary that holds the Company’s EV businesses in the PRC;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of the PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	"Solectrac" refers to Solectrac, Inc., which was acquired on June 11, 2021;
●	“SSSIG” refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Bruno Wu (“Dr. Wu,”) the former Chairman of the Company;
●	“Timios” refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021;
●	“U.S. dollars,” “dollars,” “USD,” “US$,” and “$” refer to the legal currency of the United States;
●	"US Hybrid" refers to US Hybrid Corporation, which was acquired on June 20, 2021;
●	“VOD” refers to video on demand, which includes near video on demand (“NVOD,”) subscription video on demand (“SVOD,”) and transactional video on demand (“TVOD;”) and
●	“Wecast SH” refers to Shanghai Wecast Supply Chain Management Limited, a PRC company that is 51% owned by the Company;
●	“WAVE” refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEANOMICS, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets	5
Unaudited Condensed Consolidated Statements of Operations	8
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Unaudited Condensed Consolidated Statements of Equity	2
Unaudited Condensed Consolidated Statements of Cash Flows	2
Notes to Unaudited Condensed Consolidated Financial Statements	3

4

IDEANOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	June 30, 2021	December 31, 2020
	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$395,642	$165,764
Accounts receivable, net	4,039	7,400
Available-for-sale security	15,360	—
Inventory	3,573	—
Prepaid expenses	12,069	2,629
Amount due from related parties	294	240
Other current assets	1,291	3,726
Held for sale assets (Fintech Village)	7,068	—
Total current assets	439,336	179,759
Property and equipment, net	1,058	330
Fintech Village	—	7,250
Intangible assets, net	89,952	29,705
Goodwill	117,072	1,165
Long-term investments	32,176	8,570
Operating lease right of use assets	5,649	155
Other non-current assets	8,006	7,478
Total assets	$693,249	$234,412

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$8,456	$5,057
Deferred revenue	1,707	1,129
Accrued salaries	5,710	1,750
Amount due to related parties	1,111	882
Other current liabilities	8,257	2,235
Current portion of operating lease liabilities	1,618	115
Current contingent consideration	11,712	1,325
Promissory note-short term	1,228	568
Convertible promissory note due to third parties	81,244	—
Asset retirement obligations	4,653	—
Total current liabilities	125,696	13,061
Asset retirement obligations	—	4,653
Deferred tax liabilities	1,756	—
Operating lease liability-long term	3,953	19
Non-current contingent consideration	4,637	7,635
Other long-term liabilities	7,861	7,275
Total liabilities	143,903	32,643
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2021 and December 31, 2020	1,262	1,262
Redeemable non-controlling interest	7,716	7,485
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 466,354,487 shares and 344,906,295 shares issued and outstanding as of June 30, 2021 and	466	345
December 31, 2020, respectively
Additional paid-in capital	894,285	531,866
Accumulated deficit	(360,557)	(346,883)
Accumulated other comprehensive income	730	1,256

6

Total IDEX shareholder’s equity	534,924	186,584
Non-controlling interest	5,444	6,438
Total equity	540,368	193,022
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$693,249	$234,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(As restated)		(As restated)
Revenue from sales of products (including from a related party of $1, $7, $2 and $7 for the three and six months ended June 30, 2021 and 2020, respectively)	$7,410	$4,585	$11,957	$4,588
Revenue from sales of services	23,436	107	48,828	482
Total revenue	30,846	4,692	60,785	5,070
Cost of revenue from sales of products (including from a related party of $4 ,$2, $11 and $2 for the three and six months ended June 30, 2021 and 2020, respectively)	6,591	4,323	10,945	4,325
Cost of revenue from sales of services	14,954	114	29,697	446
Total cost of revenue	21,545	4,437	40,642	4,771
Gross profit	9,301	255	20,143	299

Operating expenses:
Selling, general and administrative expenses	12,922	6,725	24,773	12,552
Research and development expense	235	—	245	—
Professional fees	7,439	2,372	12,607	4,128
Impairment losses	—	6,200	—	7,088
Change in fair value of contingent consideration, net	(2,402)	746	(1,907)	1,279
Litigation settlement	—	—	5,000	—
Depreciation and amortization	1,635	481	2,763	957
Total operating expenses	19,829	16,524	43,481	26,004

Loss from operations	(10,528)	(16,269)	(23,338)	(25,705)

Interest and other income (expense):
Interest expense, net	(563)	(8,890)	(980)	(12,047)
Loss on disposal of subsidiaries, net	(1,234)	—	(1,446)	—
Conversion expense	—	(2,266)	—	(2,266)
Gain on remeasurement of investment	2,915	—	2,915	—
Other income, net	836	1,015	680	989
Loss before income taxes and non-controlling interest	(8,574)	(26,410)	(22,169)	(39,029)

Income tax benefit (expense)	1,570	—	8,825	—
Equity in loss of equity method investees	(461)	(12)	(698)	(15)

Net loss	(7,465)	(26,422)	(14,042)	(39,044)

Deemed dividend related to warrant repricing	—	(184)	—	(184)

Net loss attributable to common shareholders	(7,465)	(26,606)	(14,042)	(39,228)

Net loss attributable to non-controlling interest	203	28	367	300

Net loss attributable to IDEX common shareholders	$(7,262)	$(26,578)	$(13,675)	$(38,928)

Earnings (loss) per share
Basic	$(0.02)	$(0.15)	$(0.03)	$(0.23)
Diluted	$(0.02)	$(0.15)	$(0.03)	$(0.23)

Weighted average shares outstanding:
Basic	433,098,279	180,034,278	412,230,966	168,946,960
Diluted	433,098,279	180,034,278	412,230,966	168,946,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(As restated)		(As restated)
Net loss	$(7,465)	$(26,422)	$(14,042)	$(39,044)
Other comprehensive income (loss), net of nil tax:
Changes in fair value of available-for-sale securities	(20)	—	(20)	—
Foreign currency translation adjustments	(41)	276	(901)	283
Comprehensive loss	(7,526)	(26,146)	(14,963)	(38,761)
Deemed dividend related to warrant repricing	—	(184)	—	(184)
Comprehensive loss (gain) attributable to non-controlling interest	210	76	763	(173)
Comprehensive loss attributable to IDEX common shareholders	$(7,316)	$(26,254)	$(14,200)	$(39,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Capital	Deficit	Loss	Equity	Interest*	Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for convertible note	1,454,424	1	613	—	—	614	—	614
Common stock issuance for acquisition	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issuance for warrant exercise	1,000,000	1	999	—	—	1,000	—	1,000
Measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	163	293,345	(260,829)	(680)	31,999	13,469	45,468
Share-based compensation	—	—	3,394	—	—	3,394	—	3,394
Common stock issuance for acquisition	459,180	—	293	—	—	293	—	293
Common stock issuance for convertible note	26,231,634	26	19,983	—	—	20,009	—	20,009
Common stock issued to settle debt	4,577,876	5	2,309	—	—	2,314	—	2,314
Common stock issued under employee stock incentive plan	293,857	—	—	—	—	—	—	—
Common stock issuance for professional fee	515,942	1	308	—	—	309	—	309
Common stock issuance for warrant exercise	6,995,906	7	5,621	—	—	5,628	—	5,628
Common stock issuance	34,473,719	35	32,467	—	—	32,502	—	32,502
Measurement period adjustment	—	—	—	—	—	—	(131)	(131)
Net income (loss)**	—	—	—	(26,578)	—	(26,578)	(133)	(26,711)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	104	276
Balance, June 30, 2020	237,008,159	$237	$357,720	$(287,407)	$(508)	$70,042	$13,309	$83,351
*	Excludes accretion of dividend for redeemable non-controlling interest.
**	Excludes deemed dividend related to warrant repricing

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

	Six months ended June 30, 2021
	(As restated)
					Accumulated
			Additional		Other	Ideanomics	Non-
	Common	Par	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Stock	Value	Capital	Deficit	Income	Equity	Interest*	Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance for at the market offering	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net loss*	—	—	—	(6,412)	—	(6,412)	(280)	(6,692)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(472)	(472)	(388)	(860)
Balance, March 31, 2021	419,469,800	419	761,155	(353,295)	784	409,063	5,770	414,833
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Common stock issuance for at the market offering	25,301,190	25	74,322	—	—	74,347	—	74,347
Common stock issued under employee stock incentive plan	4,590,000	5	7,735	—	—	7,740	—	7,740
Common stock issuance for acquisition	6,733,497	7	21,120	—	—	21,127	—	21,127
Common stock issued pursuant to SEDA	10,000,000	10	27,290	—	—	27,300	—	27,300
Common stock issuance for professional fee	260,000	—	656	—	—	656	—	656
Changes in available-for-sale securities fair value	—	—	—	—	(20)	(20)	—	(20)
Net loss*	—	—	—	(7,262)	—	(7,262)	(319)	(7,581)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(34)	(34)	(7)	(41)
Balance, June 30, 2021	466,354,487	$466	$894,285	$(360,556)	$730	$534,925	$5,444	$540,369
*	Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

IDEANOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(As restated)
Cash flows from operating activities:
Net loss	$(14,042)	$(39,044)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	4,047	5,596
Depreciation and amortization	2,763	957
Non-cash interest expense	991	12,058
Allowance for doubtful accounts	340	—
Income tax benefit	(9,192)	—
Conversion expense	—	2,266
Loss on disposal of subsidiaries, net	1,446	—
Equity in losses of equity method investees	698	15
Issuance of common stock for professional fees	1,819	—
Gain on extinguishment of liability	(777)	—
Gain on remeasurement of investment	(2,915)	—
Impairment losses	—	7,088
Settlement of ROU operating lease liabilities	—	(802)
Change in fair value of contingent consideration	(1,907)	1,279
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	5,503	1,162
Inventory	379	—
Prepaid expenses and other assets	(7,711)	825
Accounts payable	(60)	(1,067)
Deferred revenue	(1,497)	117
Amount due to related parties	770	1,079
Accrued expenses, salary and other current liabilities	8,975	(1,919)
Net cash used in operating activities	(10,370)	(10,390)

Cash flows from investing activities:
Acquisition of property and equipment	(603)	(41)
Disposal of subsidiaries, net of cash disposed	(44)	—
Acquisition of subsidiaries, net of cash acquired	(100,579)	—
Investments in long-term investment	(26,083)	—
Notes receivable	—	(1,838)
Investment in debt securities	(15,528)	—
Net cash used in investing activities	(142,837)	(1,879)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000	2,000
Proceeds from exercise of options and warrants and issuance of common stock	163,046	39,128
Proceeds from noncontrolling interest shareholder	—	7,148
Borrowings from Small Business Association Paycheck Protection Program	—	460
Repayment of amounts due to related parties	—	(2,999)
Net cash provided by financing activities	383,046	45,737
Effect of exchange rate changes on cash	39	283
Net increase in cash and cash equivalents	229,878	33,751

Cash and cash equivalents at the beginning of the period	165,764	2,633

Cash and cash equivalents at the end of the period	$395,642	$36,384

Supplemental disclosure of cash flow information:
Cash paid for income tax	$801	$—
Cash paid for interest	$—	$311
Issuance of shares for acquisition of DBOT	$—	$7,042
Tree Technologies measurement period adjustment	$—	$12,848
Issuance of shares for acquisition	$53,504	$—
Issuance of shares for convertible notes conversion	$140,126	$20,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Operations and Summary of Significant Accounting Policies

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

Account	December 31,		December 31,
	2020		2020
	(As Reported)	Adjustment	(As Revised)

Operating lease right of use assets	$7,117	$(6,962)	$155
Other non-current assets	516	6,962	7,478
Current portion of lease liabilities	430	(315)	115
Other current liabilities	1,920	315	2,235
Operating lease liability – long-term	6,759	(6,740)	19
Other long-term liabilities	535	6,740	7,275

See Note 2 for adjustments for this matter as of and for the period ended June 30, 2021.

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

The transaction price in the acquired EV entities’ contracts consists of fixed consideration and the impact of variable consideration including returns, rebates and allowances, and penalties. Variable consideration is generally estimated using a probability-weighted approach based on historical experience, known trends, and current factors including market conditions and status of negotiations.

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

Product Warranties

The acquired EV entities’ standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of June 30, 2021 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE’s acquisition.

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

The Company does not anticipate significant adverse effects on its operations’ revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations, and supply chain shortages of various materials may have a negative effect on our EV sales or production capacity in the longer-term. The Company’s Treeletrik business, which focuses on the sale of motorbikes in the ASEAN region, is experiencing disruption in its operations as a result the continued lockdowns in the region, which have adversely impacted its ability to fulfill committed orders.

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

Note 2.Restatement of Previously Reported Condensed Consolidated Financial Statements

As previously disclosed on Form 8-K filed on November 16, 2021, the Company determined that the Company’s previously issued financial statements for the periods ended March 31, 2021 and June 30, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to revenue reported by Timios that provides title and agency services. The preparation of the Company’s condensed consolidated financial statements identified additional transactions and accounting practices not in accordance with U.S. GAAP.

The following errors were identified as part of the restatement:

A.	The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.	The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting.In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.	The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.

D.	The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.	The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the six months ended June 30, 2021.

The following reflects the restatement adjustments recorded in connection with the Company’s restatement of its condensed consolidated financial statements:

	Consolidated Balance Sheet
	June 30, 2021
	As
	Previously
	Reported	Adjustment	As Restated	Notes
Assets
Cash and cash equivalents	$395,642	$—	$395,642
Accounts receivable, net	4,039	—	4,039
Available for sale security	15,360	—	15,360
Inventory	3,573	—	3,573
Prepaid expenses	12,069	—	12,069
Amount due from related parties	294	—	294
Other current assets	1,291	—	1,291
Current assets held for sale	7,068	—	7,068
Total current assets	439,336	—	439,336
Property and equipment, net	1,058	—	1,058
Intangible assets, net	107,352	(17,400)	89,952	C
Goodwill	104,193	12,879	117,072	C
Long-term investments	32,457	(281)	32,176	B
Operating lease – right of use assets	12,423	(6,774)	5,649	*
Other noncurrent assets	1,232	6774	8,006	*
Total assets	$698,051	$(4,802)	$693,249
Liabilities and Stockholders’ Equity
Accounts payable	$8,456	$—	$8,456
Deferred revenue	1,707	—	1,707
Accrued salaries	5,710	—	5,710
Due to related party	1,111	—	1,111
Other current liabilities	8,210	47	8,257	*, E
Current portion of lease liabilities	1,940	(322)	1,618	*
Current contingent consideration	11,712	—	11,712
Note payable	1,228	—	1,228
Note payable – related party	—	—	—
Convertible promissory note to third parties	81,224	—	81,224
Asset retirement obligations	4,653	—	4,653
Total current liabilities	125,971	(275)	125,696
Asset retirement obligations	—	—	—
Deferred tax liabilities	2,971	(1,215)	1,756	C, D, E
Operating lease liability – long term	10,530	(6,577)	3,953	*
Non-current contingent consideration	4,637	—	4,637
Other long-term liabilities	1,284	6,577	7,861	*
Total liabilities	145,393	(1,490)	143,903
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A Preferred stock	1,262	—	1,262
Redeemable non-controlling interest	7,716	—	7,716

Stockholders’ equity:
Preferred stock, $0.0001 par value	—	—	—
Common stock, $0.0001 par value	466	—	466
Additional paid-in capital	894,285	—	894,285
Accumulated deficit	(357,245)	(3,312)	(360,557)
Accumulated other comprehensive income	730	—	730
Total IDEX stockholders’ equity	538,236	(3,312)	534,294
Noncontrolling interests	5,444	—	5,444
Total stockholders’ equity	543,680	(3,312)	540,368
Total liabilities and stockholders’ equity	$698,051	$(4,802)	$693,249

* Represents revision for immaterial error correction – see Note 1

Condensed Consolidated State of Operations for three months ended June 30, 2021

	As	Restatement	As
	Reported **	Adjustments	Restated	Notes

Revenue - sales of products	$7,410	$—	$7,410
Revenue - sales of services	25,807	(2,371)	23,436	A
Total Revenue	33,217	(2,371)	30,846

Cost of revenue - sales of products	6,591	—	6,591
Cost of revenue - sales of services	17,325	(2,371)	14,954	A
Total Cost of revenue	23,916	(2,371)	21,545
Gross Profit	9,301	—	9,301

Operating Expenses

Selling, general and administrative	13,076	(154)	12,922	(1)
Research and development	235	—	235
Professional fees	7,439	—	7,439
Impairment losses	—	—	—
Change -fair value of contingent consideration	(2,402)	—	(2,402)
Litigation settlement	_	—	_
Depreciation and amortization	1,635	—	1,635
Total operating expenses	19,983	(154)	19,829

Loss from operations	(10,682)	154	(10,528)

Interest and other income (expense):
Interest expense, net	(563)	—	(563)
Loss on disposal of subsidiaries	(1,234)	—	(1,234)
Conversion expense	—	—	—
Gain on measurement of investments	2,915	—	2,915
Other income, net	990	(154)	836	(1)

Loss before income taxes and non-controlling interest	(8,574)	—	(8,574)

Income tax (expense) benefit	(1,061)	2,631	1,570	C, D, E

Equity in loss of equity method investees	(358)	(103)	(461)	B

Net loss	(9,993)	2,528	(7,465)

Deemed dividend related to warrant repricing	—	—	—	—

Net loss attributable to common shareholders	(9,993)	2,528	(7,465)

Net loss attributable to non-controlling interest	203	—	203

Net loss attributable to IDEX common shareholders	$(9,790)	$2,528	$(7,262)

Earnings per share, basic & fully diluted	$(0.02)	$—	$(0.02)

Weighted average number of common shares	433,098,279	0	433,098,279

Condensed Consolidated Statement of Operations for Six Months ended June 30, 2021

	As	Restatement	As
	Reported **	Adjustments	Restated	Notes

Revenue - sales of products	$11,957	$—	$11,957
Revenue - sales of services	53,969	(5,141)	48,828	A
Total Revenue	65,926	(5,141)	60,785

Cost of revenue - sales of products	10,945	—	10,945
Cost of revenue - sales of services	34,838	(5,141)	29,697	A
Total Cost of revenue	45,783	(5,141)	40,642
Gross Profit	20,143	—	20,143

Operating Expenses

Selling, general and administrative	25,081	(308)	24,773	(1)
Research and development	245	—	245
Professional fees	12,607	—	12,607
Impairment losses	—	—	—
Change -fair value of contingent consideration	(1,907)	—	(1,907)
Litigation settlement	5,000	—	5,000
Depreciation and amortization	2,763	—	2,763
Total operating expenses	43,789	(308)	43,481

Loss from operations	(23,646)	308	(23,338)

Interest and other income (expense):
Interest expense, net	(980)	—	(980)
Loss on disposal of subsidiaries	(1,446)	—	(1,446)
Conversion expense	—	—	—
Gain on measurement of investments	2,915	—	2,915
Other income, net	988	(308)	680	(1)

Loss before income taxes and non-controlling interest	(22,169)	—	(22,169)

Income tax benefit	11,855	(3,030)	8,825	C, .D,E,

Equity in loss of equity method investees	(417)	(281)	(698)	B

Net loss	(10,731)	(3,311)	(14,042)

Deemed dividend related to warrant repricing	—	—	—	—

Net loss attributable to common shareholders	(10,731)	(3,311)	(14,042)

Net loss attributable to non-controlling interest	367	—	367

Net loss attributable to IDEX common shareholders	$(10,364)	$(3,311)	$(13,675)

Earnings per share, basic & fully diluted	$(0.03)	$—	$(0.03)

Weighted average number of common shares	412,230,966	0	412,230,966

** Reflects the presentation of equity in loss of equity method as a separate financial statement caption below income tax (expense) benefit.

(1)	Reflects immaterial error correction for the classification of other income.

Condensed Consolidated Statement of Comprehensive Loss for the Three Months ended June 30, 2021

	As	Restatement	As
	Reported	Adjustments	Restated	Notes

Net loss	$(9,993)	$2,528	$(7,465)
Other comprehensive loss, net of tax:
Change in fair value of AFS securities	(20)		(20)
Foreign currency translation adjustments	(41)	—	(41)
Comprehensive loss	(10,054)	2,528	(7,526)
Comprehensive loss attributable to non-controlling interest	210	—	210
Comprehensive loss attributable to IDEX	$(9,844)	2,528	$(7,316)

Condensed Consolidated Statement of Comprehensive Loss for the Six Months Ended June 30, 2021

	As	Restatement	As
	Reported	Adjustments	Restated	Notes

Net loss	$(10,731)	$(3,311)	$(14,042)
Other comprehensive loss, net of tax:
Change in fair value of AFS securities	(20)		(20)
Foreign currency translation adjustments	(901)	—	(901)
Comprehensive loss	(11,652)	(3,311)	(14,963)
Comprehensive loss attributable to non-controlling interest	763	—	763
Comprehensive loss attributable to IDEX	$(10,889)	(3,311)	$(14,200)

Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2021

	Common	Par		Accumulated		IDEX		Total
	Stock	Value	APIC	Deficit	AOCI	Equity	NCI	Equity

Balance - March 31, 2021 (as reported)	419,469,800	$419	$761,155	$(347,457)	$784	$414,901	$5,770	$420,671
Adjustments
Equity method investment				(178)		(178)		(178)
Income tax effects				(5,660)		(5,660)		(5,660)
Balance - March 31, 2021 (as restated)	419,469,800	$419	$761,155	$(353,295)	$784	$409,063	$5,770	$414,833

Balance - June 30, 2021 (as reported)	466,354,487	$466	$894,285	$(357,245)	$730	$538,236	$5,444	$543,680
Adjustments
Equity method investment				(281)		(281)		(281)
Income tax effects				(3,030)		(3,030)		(3,030)
Balance - June 30, 2021 (as restated)	466,354,487	$466	$894,285	$(360,556)	$730	$534,925	$5,444	$540,369

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021

	As	Restatement	As
	Reported	Adjustments	Restated	Notes

Cash flows from operating activities:
Net loss	$(10,731)	$(3,311)	$(14,042)	B, C, D, E

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,047	—	4,047
Depreciation and amortization	2,763	—	2,763
Non-cash interest expense	991	—	991
Allowance for doubtful accounts	340	—	340
Litigation settlement	5,000	(5,000)	—	(1)
Income tax benefit	(12,222)	(3,030)	(9,192)	C, D, E
Loss on disposal of subsidiaries	1,446	—	1,446
Equity in losses of equity method investees	417	281	698	B
Issuance of common stock for professional fees	—	1,819	1,819	(1)
Gain on extinguishment of liability	(777)	—	(777)
Gain on remeasurement of investment	(2,915)	—	(2,915)
Impairment losses	—	—	—
Settlement of ROU operating lease liabilities	—	—	—
Change in fair value of contingent consideration	(1,907)	—	(1,907)

Change in assets and liabilities:
Accounts receivable	5,503	—	5,503
Inventory	379	—	379
Prepaid expenses and other assets	(7,711)		(7,711)
Accounts payable	(60)		(60)
Deferred revenue	(1,497)		(1,497)
Amount due to related parties	770		770
Accrued expenses, salary and other current liabilities	5,794	3,181	8,975	(1)
Net cash used in operating liabilities	(10,370)	—	(10,370)

Cash flows from investing activities:
Acquisition of property and equipment	(603)		(603)
Disposal of subsidiaries	(44)		(44)
Acquisition of subsidiaries	(100,579)		(100,579)
Investment in long-term investment	(26,083)		(26,083)
Notes receivable	—		—
Investment in debt securities	(15,528)		(15,528)
Net cash used in investing activities	(142,837)	—	(142,837)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000		220,000
Proceeds from exercise of options and warrants	163,046		163,046
Proceeds from noncontrolling interest shareholder	—		—
Borrowings from SBA PPP	—		—
Repayment of amounts due to related parties	—		—
Net cash provided by financing activities	383,046	—	383,046

Effect of exchange rate changes on cash	39		39

Net increase in cash and cash equivalents	229,878	—	229,878
Cash and cash equivalents - beginning of period	165,764	—	165,764
Cash and cash equivalents - end of period	$395,642	—	$395,642

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

Note 4.Revenue

The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(As restated)		(As restated)
Geographic Markets
Malaysia	$40	$5	$47	$9
USA	25,013	105	51,889	429
PRC	5,793	4,582	8,849	4,632
Total	$30,846	$4,692	$60,785	$5,070

Product or Service
Electric vehicles*	$6,067	$695	$9,086	$750
Charging, batteries and powertrains	2,676	—	4,558	—
Title and escrow services	22,069	—	46,910	—
Combustion engine vehicles*	—	3,892	—	3,892
Digital advertising services and other	34	105	231	428
Total	$30,846	$4,692	$60,785	$5,070

Timing of Revenue Recognition
Products and services transferred at a point in time	$29,466	$4,692	$59,020	$5,070
Services provided over time	1,380	—	1,765	—
Total	$30,846	$4,692	$60,785	$5,070
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

Note 5.Available-for-Sale Security

On January 28, 2021, the Company invested $15.0 million in Silk EV via a convertible promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and global auto markets.

The terms of the convertible promissory note are as follows:

●	The principal amount is $15.0 million;
●	The interest rate is 6%;
●	The maturity date is January 28, 2022;
●	Upon a qualified equity financing, as defined, the outstanding principal and accrued interest shall convert into equity securities sold in the qualified equity financing at a conversion price equal to the cash price for the equity securities times 0.80;
●	The events of default are as follows:
°	SILK EV fails to pay timely the principal and accrued interest due under this note;
°	SILK EV files any petition for relief under bankruptcy, reorganization, insolvency or similar other law; or
°	An involuntary petition is filed against SIK EV under bankruptcy or similar statute.

The Company accounts for the Silk EV note as an available-for-sale security at its fair value, with changes in fair value, if any, recorded in other comprehensive income. The Company recorded a reduction of the note’s fair value of $20,000 in the three months ended June 30, 2021.

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

Timios Holdings Corp.

On January 8, 2021, the Company completed the acquisition of privately held Timios and its affiliates pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020. Pursuant to the Timios Agreement, the Company acquired 100% of the outstanding capital stock of Timios for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The full purchase price was paid in cash. Pursuant to the Timios Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review. Timios provides title and escrow services for real estate transactions. Revenue of $22.1 million and $46.9 million and net income of $1.9 million and $5.3 million for the three and six months ended June 30, 2021, respectively, have been included in the condensed consolidated financial statements.

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

Pursuant to the USH Agreement, the Company acquired 100% of the outstanding capital stock of US Hybrid Corporation for an aggregate purchase price of $50.0 million in a combination of $30.0 million in cash and 6.6 million in unregistered shares of the Company’s common stock, valued at $20.9 million at the date of closing. Pursuant to the USH Agreement, $1.0 million of cash consideration was paid into escrow pending a true up of net working capital within 90 days of the closing date. Additionally, the 6.6 million shares were paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any.

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

The table below reflects the Company’s provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for the 2021 Acquisitions (in thousands) (as restated):

	Solectrac	US Hybrid	Timios	WAVE
			(As restated)
Purchase Price
Cash paid at closing, including working capital estimates	$17,745	$30,139	$46,576	$15,000
Fair value of previously held interest	5,287	—
Fair value of common stock	—	20,877	—	32,377
Fair value of contingent consideration	1,639	—	—	7,657
Total purchase consideration	$24,671	$51,016	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	3,011	4,547	7,292	2,130
Property, plant and equipment	30	5	429	—
Other assets	45	52	49	—
Intangible assets – tradename	4,570	1,740	7,780	12,630
Intangible assets – lender relationships	—	—	14,970	—
Intangible assets - technology	2,450	5,110
Intangible assets – patents	—	—	—	13,000
Intangible assets – licenses	—	—	1,000	—
Indefinite lived title plant	—	—	500	—
Goodwill	16,787	41,446	24,251	34,142
Total assets acquired	26,893	52,900	56,091	61,903

Liabilities assumed:
Current liabilities	(509)	(2,083)	(4,306)	(3,778)
Deferred tax liability	(1,713)	(802)	(5,209)	(3,091)
Total liabilities assumed	(2,222)	(2,885)	(9,515)	(6,869)

Net assets acquired	$24,671	$51,016	$46,576	$55,034

The useful lives of the intangible assets acquired is as follows:

	Solectrac	US Hybrid	Timios	WAVE
Intangible assets – tradename	6	7	15	15
Intangible assets – lender relationships	—	—	7	—
Intangible assets – technology	10	13	—	14
Intangible assets – non-compete	—	5	—	—
Intangible assets – licenses	—	—	15	—
Weighted average useful life	7.4	11.0	10	14.5

Amortization expense related to intangible assets created as a result of the 2021 Acquisitions of $1.4 million and $2.2 million has been recorded for the three and six months ended June 30, 2021. Estimated amortization expense related to these intangible assets for each of the years subsequent to June 30,

2021 is as follows (amounts in thousands):
2021 remaining	$3,120
2022	6,222
2023	6,222
2024	6,222
2025	6,222
2026 and beyond	33,400
Total	$63,590

Cumulative Goodwill in the amount of $116.6 million was recorded as a result of the 2021 Acquisitions. The goodwill from the 2021 Acquisitions represent future economic benefits that we expect to achieve as a result of the acquisitions, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for any of the 2021 Acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Amounts in thousands, except per share and share data)

Total revenue	$31,853	$27,332	$64,322	$43,329

Net loss attributable to IDEX common shareholders	(8,189)	(24,306)	(13,868)	(36,266)

Earnings (loss) per share
Basic and Diluted	$(0.02)	$(0.12)	$(0.03)	$(0.19)

Weighted average shares outstanding
Basic and Diluted	438,269,237	199,251,191	418,089,587	188,163,873

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

Refer to Note 10 for additional information concerning the investment in FNL.

Note 7.Accounts Receivable

The following table summarizes the Company’s accounts receivable (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$5,598	$8,619
Less: allowance for doubtful accounts	(1,559)	(1,219)
Accounts receivable, net	$4,039	$7,400

The gross balance includes the taxi commission revenue receivables of $1.2 million and $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2021	2020
Balance at the beginning of the period	$(1,219)	$—
Increase in the allowance for doubtful accounts	(340)	(1,219)
Balance at the end of the period	$(1,559)	$(1,219)

The Company reserved its accounts receivable of $0.3 million from a third-party in the six months ended June 30, 2021. In the year ended December 31, 2020, the Company fully reserved its accounts receivable of $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.

Note 8.Property and Equipment, net

The following table summarizes the Company’s property and equipment (in thousands):

	June 30,	December 31,
	2021	2020
Furniture and office equipment	$902	$315
Vehicle	350	229
Leasehold improvements	426	246
Machinery and equipment	12	—
Total property and equipment	1,690	790
Less: accumulated depreciation	(632)	(460)
Property and equipment, net	1,058	330
Fintech Village
Land	—	2,750
Assets retirement obligations - environmental remediation	—	4,500
Construction in progress (Fintech Village)	—	7,250
Property and Equipment, net	$1,058	$7,580

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

The following table summarizes the activity in the asset retirement obligation for the six months ended June 30, 2021 (in thousands):

	January 1,	Liabilities	Remediation	Accretion		June 30,
	2021	Incurred	Performed	Expense	Revisions	2021
Asset retirement obligation	$4,653	$—	$—	$—	$—	$4,653

Note 9.Goodwill and Intangible Assets

Goodwill

The following table summarizes changes in the carrying amount of goodwill (in thousands):

(As restated)
Balance as of January 1, 2020	$23,344
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	1,165
Measurement period adjustments*	3,291
Acquisitions	100,455
Adjustment (see Note 2. Restatement of Previously Reported Condensed Consolidated Financial Statements)	12,879
Effect of change in foreign currency exchange rates	(14)
Disposal of Grapevine**	(704)
Balance as of June 30, 2021	$117,072
*

During the first quarter of 2021, the Company completed the acquisition of 100% interest in WAVE, a provider of wireless charging solutions for medium and heavy-duty electric vehicles. The Company adjusted the goodwill balance in connection with the completion of the acquisition accounting. Refer to Note 6 for additional information.

**	During the second quarter of 2021, the Company completed the sale of Grapevine. Refer to Note 6 for additional information.

Intangible Assets

The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	June 30, 2021				December 31, 2020
	(As restated)
	Weighted
	Average	Gross	Gross
	Remaining	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Balance	Amount	Amortization	Balance
Amortizing Intangible Assets
Influencer network (a,g)	—	$—	$—	$—	$1,137	$(462)	$675
Customer contract (a,g)	—	—	—	—	500	(389)	111
Continuing membership agreement (b)	18	1,179	(634)	545	1,179	(619)	560
Trade name (a,g)	—	—	—	—	110	(17)	93
Technology platform (a,g)	—	—	—	—	290	(97)	193
Land use rights (c)	97.5	27,279	(276)	27,003	28,162	(142)	28,020
Timios licenses (d)	14.5	1,000	(32)	968	—	—	—
Timios tradename (d)	14.5	7,780	(228)	7,552	—	—	—
Timios lender relationships (d)	6.5	14,790	(928)	13,862	—	—	—
Timios software in development (e)	—	425	—	425	—	—	—
WAVE patents (f)	39.5	13,000	(493)	12,507	—	—	—
WAVE tradename (f)	14.5	12,630	(385)	12,245	—	—	—
Software - Solectrac (h)	2.9	45	—	45	—	—	—
USH - Brand (i)	6.9	1,740	(12)	1,728	—	—	—
USH - Technology (i)	12.9	5,110	(66)	5,044	—	—	—
Solectrac - Brand (h)	9.9	4,570	(24)	4,546	—	—	—
Solectrac - Technology (h)	9.9	2,450	(13)	2,437	—	—	—
Total		92,517	(3,091)	89,426	31,378	(1,726)	29,652
Indefinite lived intangible assets
Timios Title plant (d)		500	—	500	—	—	—
Website name		25	—	25	25	—	25
Patent		—	—	—	28	—	28
Total		$93,043	$(3,091)	$89,952	$31,431	$(1,726)	$29,705
(a)	During the third quarter of 2018, the Company completed the acquisition of 65.7% share of Grapevine. In connection with the business analysis of Grapevine, the Company determined that the attrition rate of the influencer network had accelerated, and performed an impairment analysis, and recorded an impairment loss of $0.8 million during the year ended December 31, 2020. As a result of this analysis of the influencer network, the Company determined that the remaining useful life of the influencer network should be reduced to two years, effective January 1, 2021 and also determined that remaining useful life of the technology should be reduced to one year, effective January 1, 2021.
(b)	During the third quarter of 2019 the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets during the year ended December 31, 2020, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million during the year ended December 31 2020.
(c)	During the fourth quarter of 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia.
(d)	During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 6 for additional information related to the acquisition.
(e)	Relates to software development costs capitalized during the six months ended June 30, 2021 at Timios. The asset is yet to be placed into service; amortization of the completed asset will commence once it is ready to be placed into service.

(f)	During the first quarter of 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 6 for additional information related to the acquisition.
(g)	During the second quarter of 2021, the Company completed a stock purchase agreement with FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine Logic, Inc. (“Grapevine,”) a wholly-owned subsidiary of the Company focused on influencer marketing.
(h)	During the second quarter 2021, the Company completed the acquisition of privately held Solectrac. Solectrac develops 100 percent battery-powered, all-electric tractors for agriculture and utility operations. Refer to Note 6 for additional information related to the acquisition.
(i)	During the second quarter 2021, the Company completed the acquisition of privately held US Hybrid Corporation. US Hybrid specializes in the design and manufacturing of zero-emission electric powertrain components. Refer to Note 6 for additional information related to the acquisition.

Amortization expense relating to intangible assets was $1.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be
Recognized
Years ending December 31,	(As restated)
2021 (excluding the six months ended June 30, 2021)	$3,122
2022	6,244
2023	6,244
2024	6,237
2025	6,229
2026 and thereafter	61,350
Total	$89,426

Note 10.Long-term Investments

The following table summarizes the Company’s long-term investments (in thousands):

	June 30,	December 31,
	2021	2020
	(As restated)	(As revised)
Non-marketable equity investments	$12,032	$4,787
Equity method investments	20,144	3,783
Total	$32,176	$8,570

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

Equity method investments

The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		June 30, 2021
		(As restated)
					Reclassification to
				Income (loss)	equity method	Reclassification to	Dilution loss due to
		January 1, 2021	Addition	on investment	investee	subsidiaries	investee share issuance	June 30, 2021
Solectrac	(a)	$2,556	$—	$(153)	$—	$(2,372)	$(31)	$—
TM2	(b)	1,227	2,153	(281)				3,099
Energica	(c)	—	13,555	(264)	—	—	—	13,291
FNL Technologies	(d)	—	3,504	—	250	—	—	3,754
Total		$3,783	$19,212	$(698)	$250	$(2,372)	$(31)	$20,144

The Company has received no dividends from equity method investees in the three and six months ended June 30, 2021 and 2020.

(a)Solectrac, Inc. (“Solectrac”)

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

(d) FNL

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

Note 11.Leases

On May 1, 2020, the Company took possession of premises in Qingdao, China in furtherance of a larger public/private initiative to promote EV business in the region and reduce the reliance on traditional combustion engines. The premises are indirectly and partially owned by local governmental entities, and were provided to the Company at no charge. The Company, pursuant to the underlying lease, has use of the premises until November 30, 2034.  See Note 1 for the Company’s accounting for this lease.

As of June 30, 2021, the Company’s operating lease right of use assets and operating lease liabilities are $5.6 million and $5.6 million, respectively. The weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 3.5%.

As of December 31, 2020, the Company’s operating lease right of use assets and operating lease liabilities were $0.2 million and $0.1 million, respectively.

The following table summarizes the components of lease expense (inclusive of the Qingdao property lease) (in thousands) (as restated):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$279	$399	$448	$856
Short-term lease cost	170	107	259	197
Sublease income	—	(32)	—	(64)
Total	$449	$474	$707	$989

The following table summarizes supplemental information related to leases (inclusive of the Qingdao property lease) (in thousands) (as restated):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$311	$293	$476	$846
Right of use assets obtained in exchange for new operating lease liabilities	2,955	—	4,718	322

The additional right of use assets were acquired in the Timios, WAVE, US Hybrid and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in U.S. locations where they conduct business.

The following table summarizes the maturity of operating lease liabilities (inclusive of the Qingdao property lease) (in thousands):

Leased Property
Years ending December 31	Costs
2021 (excluding the six months ended June 30, 2021)	$917
2022	1,768
2023	1,694
2024	772
2025	378
2026 and thereafter	478
Total lease payments	6,007
Less: interest	(436)
Total	$5,571

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

Note 12.Promissory Notes

The following table summarizes the outstanding promissory notes as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30,		December 31,
		2021		2020
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Vendor Note Payable	0.25%-4%	$105	$105	$105	$105
Small Business Association Paycheck Protection Program	1.0%	1,119	1,123	460	463
Promissory Note	4.0%	80,000	81,244	—	—
Total		$81,224	82,472	$565	568
Less: Current portion			(82,472)		(568)
Long-term Note, less current portion			$—		$—
*	Carrying amount includes the accrued interest.

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

On February 24, 2021, US Hybrid borrowed $0.5 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan has a maturity date of February 24, 2026. After the issuance a 10 month grace period was initiated, and payments will commence on March 10, 2022 and will continue until the maturity date. US Hybrid used the loan for qualifying expenses and the Company expects to qualify for full or partial forgiveness under the program in the next few months.

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

The investment agreement stipulates that New Energy must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, or redeem its investment if Qingdao does not meet certain revenue and market value benchmarks and after three years may redeem its investment. the redeemable amount equals the face amount plus 6.0% interest less dividends paid. At Qingdao’s request, the Company has entered discussions concerning the redemption of the investment. Due to the redemption feature, the Company has classified the investment outside of permanent equity.

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

New service agreement with SSSIG

The Company entered a new consulting service agreement with SSSIG on April 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company’s subsidiaries and affiliates. The Company recorded $0.4 million in the “Amount due to related parties.”

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

Note 15.Share-Based Compensation

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

Note 16.Earnings (Loss) Per Common Share

The following table summarizes the Company’s earnings (loss) per share for the three and six months ended June 30, 2021 and 2020 (USD in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(As restated)		(As restated)
Net loss attributable to common stockholders	$(7,262)	$(26,578)	$(13,675)	$(38,928)
Basic weighted average common shares outstanding	433,098,279	180,034,278	412,230,966	168,946,960
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	—
Convertible promissory notes	—	—	—	—
Diluted potential common shares	433,098,279	180,034,278	412,230,966	168,946,960
Earnings (loss) per share:
Basic	$(0.02)	$(0.15)	$(0.03)	$(0.23)
Diluted	$(0.02)	$(0.15)	$(0.03)	$(0.23)

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

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	June 30,	December 31,
	2021	2020
Warrants	1,100	900
Options and RSUs	17,795	25,172
Series A Preferred Stock	933	933
DBOT contingent shares	1,013	1,013
Convertible promissory note and interest	16,252	—
Total	37,093	28,018

Note 17.Income Taxes

During the three months ended June 30, 2021 there was an income tax benefit of $1.6 million, During the six months ended June 30, 2021 there was an income tax benefit of $8.8 million. This benefit for the six months ended June 30, 2021 principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions, US Hybrid and Solectrac in the second quarter, and, Timios and WAVE, in the first quarter. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of four acquired businesses, resulted in the recognition of $11.0 million deferred tax liabilities, of which $2.7 million was in the three months ended June 30, 2021. The federal tax returns of all four acquired businesses will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by a similar amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of four acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a one-time income tax benefit of $1.7 million during the three months ended June 30, 2021 and a one-time income tax benefit of $9.1 million during the six months ended June 30, 2021.

Timios, US Hybrid and Soletrac have taxable income or loss reported on certain separate state tax returns and consequently have related state income tax expense or benefit. In the case of US Hybrid and Soletrac, which have losses, there are state income tax benefits consisting of those losses being used to reduce the state deferred tax liabilities recognized in the acquisitions. In the case of Timios, state income tax expense results from income. The net state income tax expense for Timios, US Hybrid and Solectrac was $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively. There are no other material income tax expenses or benefits for the three and six months ended June 30, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios, US Hybrid and Solectrac’s’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

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

Note 20.Contingent Consideration

The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	June 30, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	6,404	6,404
Wave - Contingent consideration[3]	—	—	7,658	7,657
Solectrac - Contingent consideration[4]	—	—	1,639	1,639

Note

1	This represents the liability incurred in connection with the acquisition of DBOT shares during the third quarter of 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of June 30, 2021 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the six months ended June 30, 2020 and partially satisfied this liability. No shares have been issued in the six months ended June 30, 2021.
2	This represents the liability incurred in connection with the acquisition of Tree Technology shares during the fourth quarter of 2019 and as subsequently remeasured as of June 30, 2021. The fair value of the Tree Technology contingent consideration was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.
3	This represents the liability incurred in connection with the acquisition of WAVE. The liability represents the combination of the contingent shares and the earnout. The contingent shares are the remaining shares to be issued contingent on the receipt of certain customer consents as disclosed in Note 6. The fair value of this contingent consideration was valued using a scenario-based method that indicated based on the probabilities that 100% of the consents will be received. The earnout liability is dependent on WAVE achieving certain revenue and gross profit margin criteria in 2021, 2022 and cumulatively 2021 and 2022. The fair value of zero has been determined using a scenario-based method which indicated that none of the criteria are likely to be achieved.
4	This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three earnouts that were entered into at closing. The fair value of $1.6 million has been determined using a scenario-based method which indicated partial achievement of the criteria over the three years.

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent
Consideration
January 1, 2021	$8,960
Addition	9,296
Settlement	—
Remeasurement loss/(gain) recognized in the statement of operations	(1,907)
June 30, 2021	$16,349

Note 21.Subsequent Events

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

Prettl Electronics Automotive

On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($8.9 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA’s Board of Directors

Cybersecurity Incident

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

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2021. For additional information and a detailed discussion of the Restatement, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Energica Motor Company, S.P.A. (“Energica”)

On March 3, 2021, the Company purchased 20% of Energica, the world’s leading manufacturer of high-performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica has combined zero emission EV technology with the pedigree of high-performance mobility synonymous with Italy’s Motor Valley to create a range of exceptional products for the high-performance motorcycle market. To support its products, it has developed proprietary EV battery and DC fast-charging in-house that has applications and synergies with Ideanomics’ broader interests in the global EV sector.

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

Timios Holdings Corp.

On January 8, 2021, the Company acquired 100% of privately-held Timios Holdings Corp. (“Timios.”) Timios, a U.S. nationwide title and escrow services provider, which has been expanding in recent years through offering innovative and freedom-of-choice-friendly solutions for real estate transactions. The products include residential and commercial title insurance, closing and settlement services, as well as specialized offerings for the mortgage process industry.

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

Prettl Electronics Automotive

On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($8.9 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA’s Board of Directors

Cybersecurity Incident

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

The Company does not anticipate significant adverse effects on its operations’ revenue as compared to its business plan in the near- or mid-term, although the future effects of COVID-19 may result in regional restrictive measures which may constrain the Company’s operations, and supply chain shortages of various materials may have a negative effect on our EV sales or production capacity in the longer-term. The Company’s Treeletrik business, which focuses on the sale of motorbikes in the ASEAN region, is experiencing disruption in its operations as a result the continued lockdowns in the region, which have adversely impacted its ability to fulfill committed orders.

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020 (USD in thousands):

	Three Months Ended
			Amount	%
	June 30, 2021	June 30, 2020	Change	Change
	(As restated)
Revenue	$30,846	$4,692	$26,154	n/m
Cost of revenue	21,545	4,437	17,108	n/m
Gross profit	9,301	255	9,046	n/m

Operating expenses:
Selling, general and administrative expenses	12,922	6,725	6,197	92.1
Research and development expense	235	—	235	n/m
Professional fees	7,439	2,372	5,067	n/m
Impairment losses	—	6,200	(6,200)	n/m
Change in fair value of contingent consideration, net	(2,402)	746	(3,148)	n/m
Depreciation and amortization	1,635	481	1,154	n/m
Total operating expenses	19,829	16,524	3,305	20.0

Loss from operations	(10,528)	(16,269)	5,741	(35.3)

Interest and other income (expense):
Interest expense, net	(563)	(8,890)	8,327	(93.7)
Loss on disposal of subsidiaries, net	(1,234)	—	(1,234)	n/m
Conversion expense	—	(2,266)	2,266	n/m
Gain on remeasurement of investment	2,915	—	2,915	n/m
Other income, net	836	1,015	(179)	(17.6)
Loss before income taxes and non-controlling interest	(8,574)	(26,410)	17,836	(67.5)
Income tax benefit	1,570	—	(428)	n/m
Equity in loss of equity method investees	(461)	(12)	(449)	n/m

Net loss	(7,465)	(26,422)	16,959	(64.2)

Deemed dividend related to warrant repricing	—	(184)	184	n/m

Net loss attributable to common shareholders	(7,465)	(26,606)	17,143	(64.4)

Net loss attributable to non-controlling interest	203	28	175	n/m

Net loss attributable to IDEX common shareholders	$(7,262)	$(26,578)	$17,318	(65.2)

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Six months ended June 30, 2021 and 2020 (USD in thousands):

	Six Months Ended
			Amount	%
	June 30, 2021	June 30, 2020	Change	Change
	(As restated)
Revenue	$60,785	$5,070	$55,715	n/m
Cost of revenue	40,642	4,771	35,871	n/m
Gross profit	20,143	299	19,844	n/m

Operating expenses:
Selling, general and administrative expenses	24,773	12,552	12,221	97.4
Research and development expense	245	—	245	n/m
Professional fees	12,607	4,128	8,479	n/m
Impairment losses	—	7,088	(7,088)	n/m
Change in fair value of contingent consideration, net	(1,907)	1,279	(3,186)	n/m
Litigation settlement	5,000	—	5,000	n/m
Depreciation and amortization	2,763	957	1,806	n/m
Total operating expenses	43,481	26,004	17,477	67.2

Loss from operations	(23,338)	(25,705)	2,367	(9.2)

Interest and other income (expense):
Interest expense, net	(980)	(12,047)	11,067	(91.9)
Loss on disposal of subsidiaries, net	(1,446)	—	(1,446)	n/m
Conversion expense	—	(2,266)	2,266	n/m
Gain on remeasurement of investment	2,915	—	2,915	n/m
Other income, net	680	989	(309)	(31.2)
Loss before income taxes and non-controlling interest	(22,169)	(39,029)	16,860	(43.2)
Income tax benefit	8,825	—	12,185	n/m
Equity in loss of equity method investees	(698)	(15)	(683)	n/m

Net loss	(14,042)	(39,044)	28,362	(72.6)

Deemed dividend related to warrant repricing	—	(184)	184	n/m

Net loss attributable to common shareholders	(14,4042)	(39,228)	28,546	(72.8)

Net loss attributable to non-controlling interest	367	300	67	22.3

Net loss attributable to IDEX common shareholders	$(13,675)	$(38,928)	$28,613	(73.5)

Revenues (USD in thousands)

	Three Months Ended
			Amount	%
	June 30, 2021	June 30, 2020	Change	Change
	(As restated)
Electric vehicles	$6,067	$695	$5,372	n/m
Charging, batteries and powertrains	2,676	—	2,676	n/m
Title and escrow services	22,069	—	22,069	n/m
Combustion engine vehicles	—	3,892	(3,892)	n/m
Digital advertising services and others	34	105	(71)	(67.6)
Total	$30,846	$4,692	$26,154	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

	Six Months Ended
			Amount	%
	June 30, 2021	June 30, 2020	Change	Change
	(As restated)
Electric vehicles	$9,086	$750	$8,336	n/m
Charging, batteries and powertrains	4,558	—	4,558	n/m
Title and escrow services	46,910	—	46,910	n/m
Combustion engine vehicles	—	3,892	(3,892)	n/m
Digital advertising services and others	231	428	(197)	(46.0)
Total	$60,785	$5,070	$55,715	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Revenue for the three months ended June 30, 2021 was $30.8 million as compared to $4.7 million for the same period in 2020, an increase of $25.9 million.

The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $22.1 million for the three months ended June 30, 2021.

No revenue was generated related to title and escrow services for the three months ended June 30, 2020.

In the second quarter of 2021, the Company recognized $22.1 million revenue from the sales of title and escrow services, $6.1 million revenue from the sales of EVs, and $2.7 million revenue from sales of charging, batteries and powertrains. The EV revenues for the quarter were recorded on a Principal (Gross) basis because the Company acted as principal in these transactions.

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

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Revenue for the six months ended June 30, 2021 was $60.8 million as compared to $5.1 million for the same period in 2020, an increase of $55.7 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $46.9 million from the acquisition closing date through June 30, 2021. No revenue was generated related to title and escrow services for the six months ended June 30, 2020.

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

Cost of revenues (USD in thousands)

	Three Months Ended				Six Months Ended
			Amount	%			Amount	%
	June 30, 2021	June 30, 2020	Change	Change	June 30, 2021	June 30, 2020	Change	Change
	(As restated)				(As restated)
Electric vehicles	$5,530	$452	$5,078	n/m	$8,549	$454	$8,095	n/m
Charging, batteries and powertrains	2,109	—	2,109	n/m	3,649	—	3,649	n/m
Title and escrow services	13,890	—	13,890	n/m	28,252	—	28,252	n/m
Combustion engine vehicles	—	3,871	(3,871)	n/m	—	3,871	(3,871)	nm
Digital advertising services and others	16	114	(98)	(86)	192	446	(254)	(57)
Total	$21,545	$4,437	$17,108	n/m	$40,642	$4,771	$35,871	n/m

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Cost of revenues was $21.5 million for the three months ended June 30, 2021, as compared to $4.4 million for the three months ended June 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of revenues of $13.9 million related to title and escrow service for the three months ended June 30, 2021. No cost related to title and escrow services were incurred for the three months ended June 30, 2020.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Cost of revenues was $40.6 million for the six months ended June 30, 2021, as compared to $4.8 million for the six months ended June 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of revenues of 28.3 million related to title and escrow service from the acquisition closing date through June 30, 2021. No cost related to title and were incurred escrow services for the six months ended June 30, 2020.

Gross profit (USD in thousands)

	Three Months Ended				Six Months Ended
			Amount	%			Amount	%
	June 30, 2021	June 30, 2020	Change	Change	June 30, 2021	June 30, 2020	Change	Change
Electric vehicles	$537	$243	$294	n/m	$537	$296	$241	81.4
Charging, batteries and powertrains	567	—	567	n/m	909	—	909	n/m
Title and escrow services	8,179	—	8,179	n/m	18,658	—	18,658	n/m
Combustion engine vehicles	—	21	(21)	n/m	—	21	(21)	n/m
Digital advertising services and others	18	(9)	27	n/m	39	(18)	57	n/m
Total	$9,301	$255	$9,046	n/m	$20,143	$299	$19,844	n/m

Gross profit ratio

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Electric vehicles	8.9%	35.0%	5.9%	39.5%
Charging, batteries and powertrains	21.2%	—%	19.9%	—%
Title and escrow services	37.1%	—%	39.8%	—%
Combustion engine vehicles	—%	0.5%	—%	0.5%
Digital advertising services and others	52.9%	(8.6)%	16.9%	(4.2)%
Total	30.2%	5.4%	33.1%	5.9%

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

The gross profit ratio for the three months ended June 30, 2021 was 30.2%, while in 2020, it was 5.4%. The increase was mainly due to the high gross margin from the sales of title and escrow services for the three months ended June 30, 2021.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Gross profit for the six months ended June 30, 2021 was $20.1 million, as compared to gross profit in the amount of $0.3 million during the same period in 2020. The gross profit ratio for the six months ended June 30, 2021 was 33.1%, while in 2020, it was 5.9%. The increase was mainly due to the high gross margin from sales of title and escrow services for the six months ended June 30, 2020.

Selling, general and administrative expenses

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Selling, general and administrative expenses for the three months ended June 30, 2021 were $12.9 million as compared to $6.7 million for the same period in 2020, an increase of $6.2 million. The increase was principally due to the inclusion of selling, general and administrative expenses related to Timios, which was acquired on January 8, 2021 and WAVE which was acquired on January 15, 2021 and increases in compensation costs within existing businesses reflecting increased head count as these operations are expanded.

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

Professional fees

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Professional fees for the three months ended June 30, 2021 were $7.4 million as compared to $2.4 million for the same period in 2020, an increase of $5.0 million. The increase was related to an increase in legal fees, consulting services, fees related to acquisition and maintenance of patents and investors relations related expense. The increase in legal fees was principally due to advice on mergers and acquisitions, responding to regulatory inquiries, class action lawsuits and general corporate advice. Consulting fees increased as a result of a shared services agreement with SSSIG and general advice related to the expansion of the Company’s operations in the current quarter including investors relations services.

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

Depreciation and amortization

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Depreciation and amortization for the three months ended June 30, 2021 was $1.6 million as compared to $0.5 million for the same period in 2020, an increase of $1.1 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first quarter of 2021.

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

Gain on remeasurement of investment

Gain on remeasurement of investment of $2.9 million in the three and six months ended June 30, 2021 resulted from remeasuring the Company’s investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.

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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

During the three months ended June 30, 2021, the income tax benefit of $1.6 million is mainly due to $1.7 million of one time benefits related to acquisitions and net state income tax expense of $0.1 million for recently acquired entities in 2021.

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

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

During the six months ended June 30, 2021, the income tax benefit of $8.8 million is mainly due to $9.1 million of one-time benefits relating to acquisitions and net state income expense $0.3 million for recently acquired entities.

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

Equity in loss of equity method investees

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Equity in loss of equity method investees increased $0.4 million to $0.5 million for the three months ended June 30, 2021 from $12,000 during the same period of 2020. The increase is due to the equity in the losses of TM2, Solectrac, and Energica.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Equity in loss of equity method investees increased $0.7 million to $0.7 million for the six months ended June 30, 2021 from $15,000 during the same period of 2020. The increase is due to the equity in the losses of Tm2, Solectrac, and Energica.

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

Operating Activities

Cash used in operating activities was $(10.4) million for the six months ended June 30, 2021 as compared to cash used in operating activities of $(10.4) million in the same period in 2020. This was primarily due to: (1) a reduction in net loss to $(14.0) million in the current period as compared to a net loss of $(39.0) million in the same period of 2020, (2) total non-cash adjustments increase (decrease) to net loss was $(2.9) million and $28.5 million for the six months ended June 30,

2021 and 2020, respectively; and (3) total changes in operating assets and liabilities resulted in an decrease of $2.6 million and of $0.2 million in cash used in operating activities for the six months ended June 30, 2021 and 2020, respectively

Investing Activities

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

The Company’s operations in China continue to develop the business selling ride hailing vehicles and batteries. The China business is in discussions with customers to deploy WAVE technology in China and is working to develop ancillary financial products to make purchasing of commercial EV vehicles easier.

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

Our management has reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. During the preparation of the condensed consolidation financial statements as of and for the period ended September 30, 2021, the Company identified material misstatements in its Original Form 10-Q’s as of and for the periods ended March 31, 2021 and June 30, 2021. Our chief executive officer and chief financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective because of material weaknesses in the Company’s accounting and financial reporting for complex transactions.

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

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of June 30, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with US GAAP.

Our evaluation excluded Timios, WAVE, Solectrac and US Hybrid which were acquired in the six months ended June 30, 2021. As of and for the three months ended June 30, 2021, Timios represented 9.7% of total assets and 72.2% of revenue, WAVE represented 9.4% of total assets and 7.7% of revenue, Solectrac represented 3.9% of total assets and less than 1.0% of revenue, and US Hybrid represented 8.3% of total assets and approximately 1.0% of revenue. In accordance with guidance issued by the SEC, we expect to exclude the acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.

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

This Quarterly Report on Form 10-Q/A includes restated condensed consolidated financial statements as of and for the period ended June 30, 2021. The restatement of our condensed consolidated financial statements primarily reflects the correction of certain errors, which resulted from an incorrect application of US GAAP, as described in more detail elsewhere in this Quarterly Report on Form 10-Q/A. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our common stock, may result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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
2.1

Agreement and Plan of Merger by and among the Company, US Hybrid Corporation, USH Merger Corp. and Dr. Gordon Abas Goodarzi (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2021).

2.2

Agreement and Plan of Merger by and among the Company, Solectrac, SolectracMerger Corp. and certain other securityholders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.1

Agent Agreement between Tree Technologies SDN BHD and PT Pasifik Sakti Enjinring, dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 14, 2021).

10.2

Stock Purchase Agreement between the Company and FNL Technologies, Inc., dated April 20, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2021).

10.3

Standby Equity Distribution Agreement, dated as of June 11, 2021, by and between Ideanomics, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 11, 2021).

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