Form 10-Q
period 2021-09-30
IDEANOMICS, INC.
filed 2021-11-23
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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
In addition, unless the context otherwise requires and for the purposes of this report only:

•“DBOT” refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 98% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc.;
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
•“WAVE” refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.

Explanatory Note

On November 16, 2021, Ideanomics, Inc. (the “Company”, “we”, “our” or “us”) filed a Current Report on Form 8-K disclosing that the Company determined that our previously issued financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and Quarterly Report on Form 10-Q for the period ending June 30, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to revenue reported by our affiliate Timios Holding Corp. (“Timios”), that provides title and agency services.

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

The amendments to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 reflect the correction of the following errors identified subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended

March 31, 2021 and June 30, 2021, which were initially filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 and August 16, 2021, respectively:

A.The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting. In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.
D.The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the periods ended March 31, 2021 and six months ended June 30, 2021.

See “Item 4 — Controls and Procedures” that discloses a material weakness in the Company’s internal controls associated with the restatements, as well as management’s restated conclusion that the Company’s internal controls over financial reporting were not effective as of March 31, 2021 and June 30, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$256,930	$165,764
Accounts receivable, net	4,494	7,400
Available-for-sale securities	58,441	—
Inventory	3,819	—
Prepaid expenses	23,384	2,629
Amount due from related parties	554	240
Other current assets	1,617	3,726
Held for sale assets (Fintech Village)	7,068	—
Total current assets	356,307	179,759
Property and equipment, net	1,627	330
Fintech Village	—	7,250
Intangible assets, net	74,246	29,705
Goodwill	111,458	1,165
Long-term investments	35,549	8,570
Operating lease right of use assets	8,759	155
Other non-current assets	7,933	7,478
Total assets	$595,879	$234,412

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$6,943	$5,057
Deferred revenue (including customer deposits of $3,527 and $31 as of September 30, 2021 and December 31, 2020, respectively)	4,464	1,129
Accrued salaries	5,487	1,750
Amount due to related parties	1,112	882
Other current liabilities	8,670	2,235
Current portion of operating lease liabilities	2,308	115
Current contingent consideration	2,775	1,325
Promissory note-short term	417	568
Asset retirement obligations	4,653	—
Redeemable non-controlling interest	7,832	—
Total current liabilities	44,661	13,061
Asset retirement obligations	—	4,653
Deferred tax liabilities	826	—
Operating lease liability-long term	6,479	19
Non-current contingent consideration	2,337	7,635
Other long-term liabilities	7,710	7,275
Total liabilities	62,013	32,643
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2021 and December 31, 2020	1,262	1,262
Redeemable non-controlling interest	—	7,485
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 481,901,523 shares and 344,861,295 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	483	345
Additional paid-in capital	938,006	531,866
Accumulated deficit	(411,409)	(346,883)
Accumulated other comprehensive income	546	1,256
Total Ideanomics, Inc. shareholders' equity	527,626	186,584
Non-controlling interest	4,978	6,438
Total equity	532,604	193,022
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$595,879	$234,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue from sales of products (including from a related party of $0, $2, $1 and $9 for the three and nine months ended September 30, 2021 and 2020, respectively)	$9,977	$10,140	$21,934	$14,728
Revenue from sales of services	17,070	480	65,898	962
Total revenue	27,047	10,620	87,832	15,690
Cost of revenue from sales of products (including from a related party of $9 ,$0, $20 and $2 for the three and nine months ended September 30, 2021 and 2020, respectively)	9,893	9,455	20,838	13,779
Cost of revenue from sales of services	12,626	451	42,323	897
Total cost of revenue	22,519	9,906	63,161	14,676
Gross profit	4,528	714	24,671	1,014

Operating expenses:
Selling, general and administrative expenses	28,876	7,636	53,650	20,188
Research and development expense	184	1,318	429	1,318
Professional fees	9,387	3,968	21,994	8,096
Impairment losses	21,033	3,275	21,033	10,363
Change in fair value of contingent consideration, net	(5,099)	(4,179)	(7,006)	(2,900)
Litigation settlement	—	—	5,000	—
Depreciation and amortization	1,682	695	4,445	1,651
Total operating expenses	56,063	12,713	99,545	38,716

Loss from operations	(51,535)	(11,999)	(74,874)	(37,702)

Interest and other income (expense):
Interest income (expense), net	109	(2,014)	(871)	(14,061)
Loss on disposal of subsidiaries, net	—	—	(1,446)	—
Conversion expense	—	—	—	(2,266)
Gain on remeasurement of investment	—	—	2,915	—
Gain on extinguishment of debt	300	—	300	—
Other income, net	8	5,283	689	6,272
Loss before income taxes and non-controlling interest	(51,118)	(8,730)	(73,287)	(47,757)

Income tax benefit	842	—	9,667	—

Equity in gain (loss) of equity method investees	(819)	7	(1,517)	(8)

Net loss	(51,095)	(8,723)	(65,137)	(47,765)

Deemed dividend related to warrant repricing	—	—	—	(184)

Net loss attributable to common shareholders	(51,095)	(8,723)	(65,137)	(47,949)

Net loss attributable to non-controlling interest	244	437	611	737

Net loss attributable to Ideanomics, Inc. common shareholders	$(50,851)	$(8,286)	$(64,526)	$(47,212)

Earnings (loss) per share
Basic	$(0.11)	$(0.03)	$(0.15)	$(0.25)
Diluted	$(0.11)	$(0.03)	$(0.15)	$(0.25)

Weighted average shares outstanding:
Basic	473,829,962	237,535,999	432,989,602	191,976,856
Diluted	473,829,962	237,535,999	432,989,602	191,976,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (USD in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(51,095)	$(8,723)	$(65,137)	$(47,765)
Other comprehensive income (loss), net of nil tax:
Changes in fair value of available-for-sale securities	4	—	(16)	—
Foreign currency translation adjustments	(295)	1,356	(1,196)	1,639
Comprehensive loss	(51,386)	(7,367)	(66,349)	(46,126)
Deemed dividend related to warrant repricing	—	—	—	(184)
Comprehensive loss (gain) attributable to non-controlling interest	350	122	1,113	(51)
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(51,036)	$(7,245)	$(65,236)	$(46,361)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Nine Months Ended September 30, 2020
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2020	149,692,953	$150	$282,554	$(248,481)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	2,202	—	—	2,202	—	2,202
Common stock issuance for professional fee	429,000	—	240	—	—	240	—	240
Common stock issuance for convertible note	1,454,424	1	613	—	—	614	—	614
Common stock issuance for acquisition	10,883,668	11	6,737	—	—	6,748	—	6,748
Common stock issuance for warrant exercise	1,000,000	1	999	—	—	1,000	—	1,000
Measurement period adjustment	—	—	—	—	—	—	(11,454)	(11,454)
Non-controlling shareholder contribution	—	—	—	—	—	—	100	100
Net income (loss)	—	—	—	(12,348)	—	(12,348)	(378)	(12,726)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(16)	(16)	23	7
Balance, March 31, 2020	163,460,045	163	293,345	(260,829)	(680)	31,999	13,469	45,468
Share-based compensation	—	—	3,394	—	—	3,394	—	3,394
Common stock issuance for acquisition	459,180	—	293	—	—	293	—	293
Common stock issuance for convertible note	26,231,634	26	19,983	—	—	20,009	—	20,009
Common stock issued to settle debt	4,577,876	5	2,309	—	—	2,314	—	2,314
Common stock issued under employee stock incentive plan	293,857	—	—	—	—	—	—	—
Common stock issuance for professional fee	515,942	1	308	—	—	309	—	309
Common stock issuance for warrant exercise	6,995,906	7	5,621	—	—	5,628	—	5,628
Common stock issuance	34,473,719	35	32,467	—	—	32,502	—	32,502
Measurement period adjustment	—	—	—	—	—	—	(131)	(131)
Net income (loss)**	—	—	—	(26,578)	—	(26,578)	(133)	(26,711)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	172	172	104	276
Balance, June 30, 2020	237,008,159	237	357,720	(287,407)	(508)	70,042	13,309	83,351
Share-based compensation	—	—	3,252	—	—	3,252	—	3,252
Common stock issuance for acquisition	1,613,207	2	1,031	—	—	1,033	—	1,033
Common stock issuance for professional fee	250,000	—	343	—	—	343	—	343
Net income (loss)*	—	—	—	(8,286)	—	(8,286)	(547)	(8,833)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	798	798	558	1,356
Balance, September 30, 2020	238,871,366	$239	$362,346	$(295,693)	$290	$67,182	$13,320	$80,502
__________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
** Excludes deemed dividend related to warrant repricing
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands) Continued

	Nine months ended September 30, 2021
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(346,883)	$1,256	$186,584	$6,438	$193,022
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance for at the market offering	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net income (loss)*	—	—	—	(6,412)	—	(6,412)	(280)	(6,692)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(472)	(472)	(388)	(860)
Balance, March 31, 2021	419,469,800	419	761,155	(353,295)	784	409,063	5,770	414,833
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Common stock issuance for at the market offering	25,301,190	25	74,322	—	—	74,347	—	74,347
Common stock issued under employee stock incentive plan	4,590,000	5	7,735	—	—	7,740	—	7,740
Common stock issuance for acquisition	6,733,497	7	21,120	—	—	21,127	—	21,127
Common stock issued pursuant to SEDA	10,000,000	10	27,290	—	—	27,300	—	27,300
Common stock issuance for professional fee	260,000	—	656	—	—	656	—	656
Changes in available-for-sale securities fair value	—	—	—	—	(20)	(20)	—	(20)
Net income (loss)*	—	—	—	(7,263)	—	(7,263)	(319)	(7,582)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(34)	(34)	(7)	(41)
Balance, June 30, 2021	466,354,487	466	894,285	(360,558)	730	534,923	5,444	540,367
Share-based compensation	—	—	15,187	—	—	15,187	—	15,187
Common stock issuance for at the market offering	7,495,997	7	17,737	—	—	17,744	—	17,744
Common stock issued under employee Stock Incentive Plan	4,051,021	6	293	—	—	299	—	299
Common stock issuance for Controlled Equity Offering Sales	1,988,401	2	4,201	—	—	4,203	—	4,203
Changes in available-for-sale securities fair value	—	—	—	—	4	4	—	4
Common stock issuance for acquisition	2,011,617	2	6,303	—	—	6,305	—	6,305
Net income (loss)*	—	—	—	(50,851)	—	(50,851)	(359)	(51,210)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(188)	(188)	(107)	(295)
Balance, September 30, 2021	481,901,523	$483	$938,006	$(411,409)	$546	$527,626	$4,978	$532,604
________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(65,137)	$(47,765)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	19,234	8,848
Depreciation and amortization	4,445	1,651
Non-cash interest expense (income)	(616)	14,143
Allowance for doubtful accounts	(141)	585
Income tax benefit	(10,160)	—
Conversion expense	—	2,266
Loss on disposal of subsidiaries, net	1,446	—
Equity in losses of equity method investees	1,517	8
Other income (forgiveness of liabilities)	(777)	—
Issuance of common stock for professional fees	1,819	—
Gain on extinguishment of debt	(300)	—
Gain on remeasurement of investment	(2,915)	—
Impairment losses	21,033	4,143
Impairment of operating lease assets	—	6,220
Settlement of ROU operating lease liabilities	—	(5,706)
Change in fair value of contingent consideration	(7,006)	(2,900)
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	5,042	(2,496)
Inventory	(410)	—
Prepaid expenses and other assets	(16,358)	(689)
Accounts payable	(1,572)	1,358
Deferred revenue	1,260	701
Amount due to related parties	387	1,542
Accrued expenses, salary and other current liabilities	6,971	(3,827)
Net cash used in operating activities	(42,238)	(21,918)

Cash flows from investing activities:
Acquisition of property and equipment	(1,352)	(45)
Acquisition of intangible asset	(263)	—
Proceeds from note receivable repayment	464	1,469
Disposal of subsidiaries, net of cash disposed	(44)	—
Acquisition of subsidiaries, net of cash acquired	(100,579)	—
Long term investment	(31,785)	—
Notes receivable	—	(1,910)
Investment in debt securities	(58,228)	—
Net cash used in investing activities	(191,787)	(486)

Cash flows from financing activities
Proceeds from issuance of convertible notes	220,000	2,000
Proceeds from exercise of options and warrants and issuance of common stock	185,291	39,128
Proceeds from noncontrolling interest shareholder	—	7,148
Borrowings from Small Business Association Paycheck Protection Program	—	460
Repayment of amounts due to related parties	—	(2,999)
Repayment of convertible note	(80,000)	—
Net cash provided by financing activities	325,291	45,737
Effect of exchange rate changes on cash	(100)	1,639
Net increase in cash and cash equivalents	91,166	24,972

Cash and cash equivalents at the beginning of the period	165,764	2,633

Cash and cash equivalents at the end of the period	$256,930	$27,605

Supplemental disclosure of cash flow information:
Cash paid for income tax	$928	$—
Cash paid for interest	$1,516	$311

Issuance of shares for acquisition of DBOT	$—	$8,074
Tree Technologies measurement period adjustment	$—	$12,848
Issuance of shares for acquisition	$59,808	$—
Issuance of shares for convertible notes conversion	$140,126	$20,069
Issuance of shares for WAVE contingent liabilities	$6,305	$—
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

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through September 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. For the nine months ended September 30, 2021, the Company completed four acquisitions. We are in the in the process of obtaining required shareholder approval to acquire 100% of VIA Motors International, Inc., ("VIA Motors.") The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million and an earnout payment of up to $180.0 million. On September 15, 2021the Company announced it has entered into an agreement to launch a voluntary conditional tender offer in concert with the Founders of Energica for shares of Energica Motor Company S.p.A. (Energica), pursuant to which Ideanomics plans to increase its investment from 20.0% in Energica to approximately 70.0%. The Energica Founders shall continue to own 29% of Energica. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. These will be Ideanomics Mobility, which will encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which will encompass business centered in the finance/real estate market, Other, and a corporate entity, with the combination/consolidation of all comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level, and the Company has appointed one segment manager and is in the process of identifying and appointing an additional segment manager and revising its internal reporting, budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
Ideanomics Mobility will drive EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)
Ideanomics Capital will be the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.
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
On an ongoing basis, management evaluates the Company’s estimates, including those related to the bad debt allowance, variable consideration, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent consideration and other contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2020 Form 10-K. During the nine months ended September 30, 2021, the Company acquired four businesses, Timios Holdings Corp. (“Timios,”) Wireless Advanced Vehicle Electrification, LLC. (“WAVE,”) US Hybrid ("U S Hybrid,") and Solectrac, Inc. ("Solectrac,") which resulted in the adoption of the following accounting policies with respect to those businesses.
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
Software Development Costs
Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software, is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized to expense on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred. The Company classifies software development costs associated with the development of the Company’s products and services as intangible assets. For the nine months ended September 30, 2021, the Company capitalized software development costs of $0.5 million.

Escrow and Trust Deposits
In providing escrow services, Timios holds funds for others in a fiduciary capacity, pending completion of real estate transactions. A separate, self-balancing set of accounting records is maintained by Timios to record escrow transactions. Escrow trust funds held for others are not Timios’s and, therefore, are excluded from the accompanying condensed consolidated balance sheet, however, Timios remains contingently liable for the disposition of these deposits. Escrow trust balances at September 30, 2021 were $32.3 million. It is a common industry practice for financial institutions where escrow funds are deposited to either reimburse or to directly provide for certain costs related to the delivery of escrow services. Timios follows the practice of non-recognition of costs borne by the financial institution where escrow funds are deposited.
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
The composition of inventory is as follows (in thousands):

September 30, 2021
Raw materials	$750
Work in progress	459
Finished goods	2,610
Total	$3,819
The majority of the inventory is held in US Hybrid and Solectrac entities and represents finished assemblies and sub assemblies to be used in delivering electric powertrain components and electric tractors to customers, respectively.
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
For contracts recognized over time, the acquired EV entities have historically used the cost-to-total cost method to recognize the revenue over the life of the contract.
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
Product Warranties
The acquired EV entities' standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of September 30, 2021 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE's acquisition.
Effects of COVID 19
Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of October 31, 2021, over 246.7 million cases had been reported across the globe, resulting in 5.0 million deaths.
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
In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover. However, commencing in the autumn and fall of 2020 and continuing, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus. The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified. Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels of immunization against COVID-19 remains challenging at the local, regional and global level.
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

Restatement of Previously Reported Condensed Consolidated Financial Statements

As previously disclosed on Form 8-K filed on November 16, 2021 and 8-K/A filed on November 22, 2021, the Company determi1ned that the Company’s previously issued financial statements for the periods ended March 31, 2021 and June 30, 2021 should no longer be relied upon due to errors in such condensed consolidated financial statements related to revenue reported by Timios that provides title and agency services. The preparation of the Company’s condensed consolidated financial statements identified additional transactions and accounting practices not in accordance with U.S. GAAP.

The following errors were identified as part of the restatement:

A.The Company determined that it did not present Timios title and agency services revenue and the related cost of revenue in accordance with US GAAP on the condensed consolidated statement of operations, as premiums from title insurance policies written by independent agencies were presented on a gross basis and did not properly present revenue and cost of revenue net of commission costs.
B.The Company discovered that it did not properly account for its investment in Technology Metals Market Limited (“TM2”) in accordance with the equity method of accounting. In addition, the Company determined that it incorrectly presented equity income (loss) on its equity method investments as a component of interest and other income (expense) on the condensed consolidated statements of operations rather than as a separate financial statement caption below income taxes.
C.The Company discovered certain errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its acquisitions.
D.The Company determined that the errors in determining the estimated fair value of net assets acquired in its acquisitions resulted in an additional reduction to the Company’s deferred tax liabilities.
E.The Company determined that it did not properly recognize income tax expense (benefit) for certain acquired entities subsequent to their respective acquisitions during the periods ended March 31, 2021 and six June 30, 2021.

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

In October 2021, the FASB issued ASU No. 2021-08 ("ASU No. 2021-08") "Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and the effects will be based upon the contract assets and liabilities acquired in the future.

Note 3.    Fuzhou Note Receivable

In May 2020, Energy Sales provided a note receivable to Fuzhou Zhengtong Hongxin Investment Management Company Limited (“Zhengtong”) in the amount of 3.0 million RMB ($0.4 million). The note receivable was not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. The Company had recorded a reserve of $0.5 million against this note receivable in the three months ended December 31, 2020, and subsequently commenced legal action in order to recover the amounts due. In September 2021, Zhengtong, Beijing Seven Stars Global Culture Development Inc.(“BSSGCD”), an affiliate of Bruno Wu, and the Company reached an assignment agreement pursuant to which BSSGCD accepted from Zhengtong all the rights and claims arising from this note receivable. The Company received the payment in full of 3.3 million RMB ($0.5 million) from BSSGCD subsequently and recorded this recovery in Selling, general and administrative expenses.

Note 4.    Revenue
The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Geographic Markets
Malaysia	$18	$33	$65	$42
USA	17,984	480	69,873	908
PRC	9,045	10,107	17,894	14,740
Total	$27,047	$10,620	$87,832	$15,690

Product or Service
Electric vehicles	$9,236	$8,872	$18,322	$9,622
Charging, batteries and powertrains	2,292	—	6,850	—
Title and escrow services	15,519	—	62,429	—
Combustion engine vehicles	—	1,268	—	5,160
Digital advertising services and other	—	480	231	908
Total	$27,047	$10,620	$87,832	$15,690

Timing of Revenue Recognition
Products and services transferred at a point in time	$25,526	$10,620	$84,546	$15,690
Services provided over time	1,521	—	3,286	—
Total	$27,047	$10,620	$87,832	$15,690

In the three and nine months ended September 30, 2021, the Company recognized revenue of $0.6 million and $0.6 million recorded in deferred revenue as of the beginning of the period.

Note 5.    Available-for-Sale Securities

The Company accounts for its available-for-sale securities at their fair value, with changes in fair value, if any, recorded in other comprehensive income.

The following table provides certain information related to available-for-sale debt securities (in thousands):

	As of September 30, 2021
	Cost	Interest	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
SILK EV Note (a)	$15,000	$607	$4	$(20)	$15,591
CyVolve Note (b)	200	1	—	—	201
Via Motor Note (c)	42,500	149	—	—	42,649
Total available-for-sale securities	$57,700	$757	$4	$(20)	$58,441
(a)On January 28, 2021, the Company invested $15.0 million in Silk EV via a convertible promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company (“Silk-FAW”) to produce fully electric, luxury vehicles for the Chinese and global auto markets.
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
The Company accounts for the Silk EV note as an available-for-sale security at its fair value, with changes in fair value, if any, recorded in other comprehensive income. The Company recorded in other comprehensive income an increase of the note's fair value of $4,000 in the three months ended September 30, 2021. The Company recorded in other comprehensive income a reduction of the note's fair value of $16,275 in the nine months ended September 30, 2021.
(b)On July 30, 2021 the Company invested $0.1 million in CyVolve, Inc. (“CyVolve,”) via a secured promissory note and on September 24, 2021, the Company invested another $0.1 million in CyVolve, via a secured promissory note. Cyvolve is a next-generation provider of data security, to ensure constant encryption and Artificial Intelligence-driven pervasive control of an organization’s data across platforms.
The terms of the secured promissory notes are as follows:
•The principal amount is $0.1 million each;
•The interest rate is 8%;
•The maturity dates are January 30, 2022;
•The events of default are as follows:
◦CyVolve fails to pay timely the principal and accrued interest due under this note;
◦CyVolve files any petition for relief under bankruptcy, reorganization, insolvency or similar other law; or
◦An involuntary petition is filed against CyVolve under bankruptcy or similar statute.
The Company accounts for the CyVolve notes as an available-for-sale security at its fair value, with changes in fair value, if any, recorded in other comprehensive income.

(c)On August 30, 2021, the Company invested $42.5 million in VIA Motors, via a convertible promissory note. VIA Motors is a leading electric commercial vehicle company with proven advanced electric drive technology, delivering sustainable mobility solutions for a more livable world. VIA Motors designs, manufactures and markets electric commercial vehicles, with superior life-cycle economics, for use across a broad cross-section of the global fleet customer base.
The terms of the convertible promissory note are as follows:
•The principal amount is $42.5 million;
•The interest rate is 4%;
•The maturity date is the earlier of the closing date of the acquisition or August 30, 2022;
•The events of default are as follows:
◦VIA Motors fails to pay timely the principal and accrued interest due under this note;
◦VIA Motors files any petition for relief under bankruptcy, reorganization, insolvency or similar other law; or
◦An involuntary petition is filed against VIA Motors under bankruptcy or similar statute.

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
2021 Acquisitions
The Company has completed the below acquisitions in the nine months ended September 30, 2021. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. Management considers the valuations final for Timios and WAVE. The open areas for Solectrac relate to the finalization of net working capital adjustments with the sellers; and the open areas for US hybrid relate to the finalization of net working capital adjustments with the sellers and the impact of final income tax returns that may impact the deferred tax assets and liabilities, respectively.
The acquisitions below are collectively defined as the 2021 Acquisitions.
Timios Holdings Corp.
On January 8, 2021 the Company completed the acquisition of privately held Timios and its affiliates pursuant to the stock purchase agreement (the “Timios Agreement”) entered into on November 11, 2020. Pursuant to the Timios Agreement, the Company acquired 100% of the outstanding capital stock of Timios for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The full purchase price was paid in cash. Pursuant to the Timios Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review. Timios provides title and escrow services for real estate transactions. Revenue of $15.5 million and $62.4 million and net loss of $(16.4) million and $(10.6) million for the three and nine months ended September 30, 2021, respectively, have been included in the condensed consolidated financial statements.
On July 26, 2021, Timios experienced a systems outage that was caused by a cybersecurity incident, which caused disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. The Company determined that an indicator of potential impairment existed and decided to perform an interim quantitative tangible and intangible asset and goodwill impairment tests for its Timios reporting unit.
Based on the results of this interim quantitative impairment test, the fair value of the Timios reporting unit was below the carrying value of its net assets. Refer to Note 9 for further information related to the impairment and the amounts recorded as of September 30, 2021. The tables below that relate to Timios have not been adjusted to reflect any impairments and continue to represent the fair value of the assets acquired and liabilities assumed as of the acquisition date.
Wireless Advanced Vehicle Electrification, Inc.
On January 15, 2021 the Company completed the acquisition of privately held WAVE pursuant to an agreement and plan of merger (the “WAVE Agreement”) entered into on January 4, 2021. WAVE is a provider of wireless charging solutions for medium and heavy-duty electric vehicles.
Pursuant to the WAVE Agreement, the Company acquired 100% of the outstanding capital stock of WAVE for an aggregate purchase price of $55.0 million in a combination of $15.0 million of cash plus a total of 12.6 million unregistered shares of the Company’s common stock, valued at $40.0 million at the date of closing. Pursuant to the Wave Agreement, $5.0 million of the cash consideration was paid into escrow pending a one year indemnification review. The WAVE Agreement provided that 3.6 million shares of the Company’s common stock be held back at closing, to be released upon the receipt of certain customer consents not obtained prior to closing. As of September 30, 2021, 0.5 million of the Company’s common stock remains unissued pending receipt of a final consent. Since receipt of this consent is probable, the Company has included the total common shares to be issued as contingent consideration as of the acquisition date of $7.7 million. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the WAVE Agreement would not be issued to the sellers. The Company intends to extend the time frame for this contractual provision as the receipt of the consents is outside the control of the former WAVE shareholders.
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
Ideanomics has also agreed to a performance and retention plan for the benefit of certain WAVE’s employees which could result in up to $10.0 million paid to such employees if certain gross revenue targets and certain gross profit margins are achieved for calendar years 2021 and 2022. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. The Company has not accrued any of this retention plan as the revenue and gross profit margin criteria are not probable of being met.
Revenue of $1.0 million and $5.2 million and net loss of $(1.2) million and $(3.2) million, for the three and nine months ended September 30, 2021, respectively, have been included in the condensed consolidated financial statements.

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

The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $16.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of September 30, 2021 the Company has not accrued any of this retention plan as the various criteria are not probable of being met.

Revenue of $1.3 million and $1.6 million and net loss of $(0.7) million and $(1.0) million, for the three and nine months ended September 30, 2021, respectively, have been included in the condensed consolidated financial statements.

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

Pursuant to the Solectrac Agreement, the Company acquired the remaining 78.6% of the outstanding capital stock of Solectrac for an aggregate purchase price of $17.7 million in net cash. The Company had previously acquired 21.4% of Solectrac in 2020. The Company now owns 100% of Solectrac. Pursuant to the Solectrac Agreement, $2.0 million of cash consideration was paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any. In conjunction with the acquisition of Solectrac, the Company remeasured the 21.4% previously accounted for as an equity method investment. This remeasurement resulted in a gain of $2.9 million recorded in the prior quarter condensed consolidated statement of operations.
In addition to the purchase price to be paid at closing, the Solectrac Agreement contains three earnouts that could result in additional payments of up to $6.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics in calendar year 2023. The Company considers this earnout to be contingent consideration that as of the acquisition date is probable to occur in certain years and has attributed $1.6 million as additional consideration for purposes of the preliminary purchase price allocation. The Company will continue to monitor the fair value of this contingent consideration with any changes being recorded in the consolidated statement of operations if and when a change occurs.

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of September 30, 2021 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $0.2 million and $0.4 million and net loss of $(0.7) million and $(0.7) million, for the three and nine months ended September 30, 2021, respectively, have been included in the condensed consolidated financial statements.
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
The table below reflects the Company’s provisional estimates of the acquisition date fair values of the assets acquired and liabilities assumed for the 2021 Acquisitions (in thousands):

	Solectrac	US Hybrid	Timios	WAVE
Purchase Price
Cash paid at closing, including working capital estimates	$17,745	$30,139	$46,576	$15,000
Fair value of previously held interest	5,287	—
Fair value of common stock	—	20,877	—	32,377
Fair value of contingent consideration	1,639	—	—	7,657
Total purchase consideration	$24,671	$51,016	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	3,011	4,547	7,292	2,130
Property, plant and equipment	30	5	429	—
Other assets	45	51	48	—
Intangible assets – tradename	4,570	1,740	7,780	12,630
Intangible assets – lender relationships	—	—	14,790	—
Intangible assets - technology	2,450	5,110
Intangible assets – patents	—	—	—	13,000
Intangible assets - non-compete	—	520	—	—
Intangible assets – licenses	—	—	1,000	—
Indefinite lived title plant	—	—	500	—
Goodwill	16,787	41,446	24,252	34,142
Total assets acquired	26,893	53,419	56,091	61,902

Liabilities assumed:
Current liabilities	(509)	(1,601)	(4,306)	(3,778)
Deferred tax liability	(1,713)	(802)	(5,209)	(3,090)
Total liabilities assumed	(2,222)	(2,403)	(9,515)	(6,868)

Net assets acquired	$24,671	$51,016	$46,576	$55,034

The useful lives of the intangible assets acquired is as follows:

	Solectrac	US Hybrid	Timios	WAVE
Intangible assets – tradename	6	7	15	15
Intangible assets – lender relationships	—	—	7	—
Intangible assets – technology	10	13	—	—
Intangible assets – patents	—	—	—	14
Intangible assets - non-compete	—	5	—	—
Intangible assets – licenses	—	—	15	—
Weighted average useful life	7.4	11.0	10	14.5
Amortization expense related to intangible assets created as a result of the 2021 Acquisitions of $1.7 million and $4.0 million has been recorded for the three and nine months ended September 30, 2021. Estimated amortization expense related to these intangible assets for each of the years subsequent to September 30, 2021 is as follows (amounts in thousands):

2021 remaining	$1,518
2022	6,222
2023	6,222
2024	6,222
2025	6,222
2026 and beyond	33,400
Total	$59,806
Cumulative Goodwill, excluding any impairments, in the amount of $116.6 million was recorded as a result of the 2021 Acquisitions. The goodwill from the 2021 Acquisitions represent future economic benefits that we expect to achieve as a result of the acquisitions, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for any of the 2021 Acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.
Transaction Costs
Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions. The Company incurred transaction costs of $0.6 million and $2.2 million during the three and nine months ended September 30, 2021 related to the 2021 Acquisitions. In addition, the Company incurred transaction costs of $3.3 million during the three and nine months ended September 30, 2021, associated with the proposed VIA Motors acquisition. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Amounts in thousands, except per share and share data)

Total revenue	$27,047	$32,418	$91,369	$75,747

Net loss attributable to IDEX common shareholders	(50,854)	(6,132)	(66,325)	(42,398)

Earnings (loss) per share
Basic and Diluted	$(0.11)	$(0.02)	$(0.15)	$(0.20)

Weighted average shares outstanding
Basic and Diluted	477,214,431	256,752,912	440,151,607	211,193,769

Dispositions

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

Refer to Note 10 for additional information concerning the investment in FNL.
Note 7.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$6,053	$8,619
Less: allowance for doubtful accounts	(1,559)	(1,219)
Accounts receivable, net	$4,494	$7,400
The gross balance includes the taxi commission revenue receivables of $1.2 million and $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co, as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	September 30, 2021	December 31, 2020
Balance at the beginning of the period	$(1,219)	$—
Increase in the allowance for doubtful accounts	(340)	(1,219)
Balance at the end of the period	$(1,559)	$(1,219)
The Company reserved its accounts receivable of $0.3 million from a third-party in the nine months ended September 30, 2021. In the year ended December 31, 2020, the Company fully reserved its accounts receivable of $1.2 million from the related party Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
Note 8.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	September 30, 2021	December 31, 2020
Furniture and office equipment	$1,163	$315
Vehicle	393	229
Leasehold improvements	547	246
Machinery and equipment	277	—
Total property and equipment	2,380	790
Less: accumulated depreciation	(753)	(460)
Property and equipment, net	$1,627	$330

Fintech Village
Land	$—	$2,750
Assets retirement obligations - environmental remediation	—	4,500
Fintech Village	$—	$7,250

The Company recorded depreciation expense of $126,323 and $25,170, which is included in its operating expense, for the three months ended September 30, 2021 and 2020, respectively and $335,785 and $90,962 for the nine months ended September 30, 2021 and 2020, respectively.

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
The Company recorded asset retirement obligations for environmental remediation matters in connection with the acquisition of Fintech Village. The asset retirement obligations are classified as held for sale as they will be derecognized upon the sale.
The following table summarizes the activity in the asset retirement obligation for the nine months ended September 30, 2021 (in thousands):

	January 1, 2021	Liabilities Incurred	Remediation Performed	Accretion Expense	Revisions	September 30, 2021
Asset retirement obligation	$4,653	$—	$—	$—	$—	$4,653
Note 9.

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and seven reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2020	$23,344
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(8)
Impairment loss	(9,323)
Balance as of December 31, 2020	1,165
Impairment*	(5,610)
Restatement adjustments**	16,171
Acquisitions	100,455
Effect of change in foreign currency exchange rates	(19)
Disposal of Grapevine***	(704)
Balance as of September 30, 2021	$111,458

*On July 26, 2021, Timios experienced a systems outage that was caused by a cybersecurity incident, which caused disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. The Company determined that an indicator of potential impairment existed and decided to perform an interim quantitative tangible and intangible asset and goodwill impairment tests for its Timios reporting unit.

Based on the results of this interim quantitative impairment test, the fair value of the Timios reporting unit was below the carrying value of its net assets. The decline in the fair value of the Timios reporting unit resulted from the cybersecurity event described above, which lowered the projected revenue and profitability levels of the reporting unit. The fair value of the Timios reporting unit was based on the income approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows which are level 3 unobservable inputs in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. The Company based the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the Timios’ ability to execute on the projected cash flows. The fair value of Timios’ reporting unit is based on management’s best estimates, and should actual results differ from those estimates, future impairment charges may be required in future periods.

The quantitative analysis indicated that the carrying amount of the Timios reporting unit exceeded its fair value by $19.5 million. As a result, the Company recorded a goodwill impairment charge of $5.6 million, and impairment charges related to the Timios tradename and lender relationships of $0.7 million and $13.2 million, respectively, in the three months ended September 30, 2021.
**As reported in Note 1 the Company restated its condensed consolidated financial statements, including errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its 2021 acquisitions. The cumulative impact of these errors resulted in less fair value being attributed to identifiable intangible assets and additional value attributed to goodwill. Refer to the Amended Form 10-Q's as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 that have been filed with the SEC on November 22, 2021.
***During the three months ended June 30, 2021, the Company completed the sale of Grapevine. Refer to Note 6 for additional information.

Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	September 30, 2021				December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortizing Intangible Assets
Influencer network (a,g)	—	$—	$—	$—	$1,137	$(462)	$675
Customer contract (a,g)	—	—	—	—	500	(389)	111
Continuing membership agreement (b)	17.8	1,179	(642)	537	1,179	(619)	560
Trade name (a,g)	—	—	—	—	110	(17)	93
Technology platform (a,g)	—	—	—	—	290	(97)	193
Land use rights (c)	97.3	27,024	(341)	26,683	28,162	(142)	28,020
Timios licenses (d)	14.3	1,000	(49)	951	—	—	—
Timios tradename (d)	14.3	7,108	(378)	6,730	—	—	—
Timios lender relationships (d)	6.3	1,539	(1,539)	—	—	—	—
Timios software (e)	2.8	452	(38)	414	—	—	—
WAVE patents (f)	13.3	13,000	(656)	12,344	—	—	—
WAVE tradename (f)	14.3	12,630	(595)	12,035	—	—	—
Software - Solectrac (h)	1.8	38	(5)	33	—	—	—
Solectrac - Brand (h)	9.7	4,570	(138)	4,432	—	—	—
Solectrac - Technology (h)	9.7	2,450	(74)	2,376	—	—	—
US Hybrid - Brand (i)	6.7	1,740	(75)	1,665	—	—	—
US Hybrid - Non-compete (i)	4.7	520	—	520	—	—	—
US Hybrid - Technology (i)	12.7	5,110	(119)	4,991	—	—	—
Software (j)	4.8	11	(1)	10	—	—	—
Total		78,371	(4,650)	73,721	31,378	(1,726)	29,652
Indefinite lived intangible assets
Timios Title plant (d)		500	—	500	—	—	—
Website name		25	—	25	25	—	25
Patent		—	—	—	28	—	28
Total		$78,896	$(4,650)	$74,246	$31,431	$(1,726)	$29,705

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
(b)During the three months ended September 30, 2019 the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets during the year ended December 31, 2020, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million during the year ended December 31 2020.
(c)During the three months ended December 31, 2019, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. Tree Technologies holds the land use rights for 250 acres of vacant land zoned for industrial development in the Begeng Industrial Area adjacent to Kuantan Port. Kuantan is the capital city of the state of Pahang on the east coast of Peninsular Malaysia.
(d)During the three months ended March 31. 2021, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 6 for additional information related to the acquisition.

(e)Relates to software development costs capitalized during the nine months ended September 30, 2021 at Timios. The asset was placed into service in July 2021.
(f)During three months ended March 31. 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 6 for additional information related to the acquisition.
(g)During the three months ended June 30, 2021, the Company completed a stock purchase agreement with FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine, a wholly-owned subsidiary of the Company focused on influencer marketing.
(h)During three months ended June 30, 2021, the Company completed the acquisition of privately held Solectrac. Solectrac develops 100% battery-powered, all-electric tractors for agriculture and utility operations. Refer to Note 6 for additional information related to the acquisition.
(i)During three months ended June 30, 2021, the Company completed the acquisition of privately held US Hybrid Corporation. US Hybrid specializes in the design and manufacturing of zero-emission electric powertrain components. Refer to Note 6 for additional information related to the acquisition.
(j)Relates to software costs capitalized during the nine months ended September 30, 2021.

Amortization expense relating to intangible assets was $1.6 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Years ending December 31,	Amortization to be recognized
2021 (excluding the nine months ended September 30, 2021)	$1,625
2022	6,396
2023	6,396
2024	6,305
2025	6,230
2026 and thereafter	46,769
Total	$73,721
Note 10.    Long-term Investments
The following table summarizes the Company’s long-term investments (in thousands):

	September 30, 2021	December 31, 2020
Non-marketable equity investments	$10,522	$4,787
Equity method investments	25,027	3,783
Total	$35,549	$8,570
Non-marketable equity investment
Non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, the Company determined that there was a $1.5 million impairment loss recorded in the three and nine months ended September 30, 2021. Based on management's analysis of certain investment's performance, no impairment losses were recorded in the three and nine months ended September 30, 2020.
On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA's Board of Directors. The Company received legal ownership as of October 19, 2021, after payment of €7.5 million ($8.5 million).
Equity method investments
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		September 30, 2021
		January 1, 2021	Addition	Income (loss) on investment	Reclassification to equity method investee	Reclassification to subsidiaries	Dilution loss due to investee share issuance	September 30, 2021
Solectrac	(a)	$2,556	$—	$(153)	$—	$(2,372)	$(31)	$—
Energica	(b)	—	13,555	(735)	—	—	—	12,820
FNL Technologies	(c)	—	3,505	(236)	250	—	—	3,519
MDI Fund	(d)	—	628	—	—	—	—	628
TM2	(e)	1,227	7,226	(393)	—	—	—	8,060
Total		$3,783	$24,914	$(1,517)	$250	$(2,372)	$(31)	$25,027
The Company has received no dividends from equity method investees in the three and nine months ended September 30, 2021 and 2020.
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

On June 11, 2021, Ideanomics entered into a stock purchase agreement and plan of merger with Solectrac and its shareholders, and acquired the remaining common shares outstanding of Solectrac for total consideration of $17.7 million. Ideanomics now owns 100% of Soletrac, and commenced consolidation of Solectrac on that date.

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

As of September 30, 2021, the excess of the Company’s investment over its proportionate share of Energica’s net assets was $10.9 million. The difference represents goodwill.

Certain shareholders of Energica have rights such that they may convert their ordinary shares into ordinary shares with supervoting rights under certain conditions. If some or all of these ordinary shares were converted into ordinary shares with supervoting rights, the Company’s ownership in Energica would be diluted, perhaps significantly.
The aggregate market value of the Energica common shares owned by the Company was $22.5 million as of September 30, 2021.

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

(d) Minority Depository Institution Keepers Fund

On July 26, 2021, the Company entered into a subscription agreement to invest $25.0 million in the MDI Fund. The MDI Fund sponsored by the National Bankers’ Association, an organization of minority-owned banks that aim to increase inclusivity in the financial services industry. The MDI Fund will provide capital resources primarily in low and moderate income areas to grow a more skilled workforce, increase employment opportunities, and support businesses’ growth among minority and underserved communities. The initial investment of $0.6 million was made on July 26, 2021.

The Company has decided to account for MDI on a one quarter lag, the MDI Fund reporting requirements differ from the Company's quarterly reporting schedule.

(e) Technology Metals Market Limited

On January 28, 2021, the Company entered into a simple agreement for future equity (the “SAFE”) with Technology Metals Market Limited (“TM2”). As of August 13, 2021, the SAFE was amended to which Ideanomics would invested €5.0 million ($5.9 million), an increase in the investment of €3.5 million ($4.1 million), from the original contracted investment of €1.5 million ($1.8 million.) If there is an equity financing (of above five million pounds (€5,000,000) during the twelve months immediately following execution of the SAFE, on the initial closing of such equity financing the SAFE will automatically convert into the number of ordinary shares equal to the purchase amount divided by the lowest price per share of the ordinary shares paid during such equity financing. If no equity financing has taken place during the twelve-month period immediately following the date of the SAFE, the parties shall in good faith attempt for one month to agree a fair value per ordinary share represented by the SAFE, following which the SAFE shall convert into the number of ordinary shares equal to the purchase amount divided by such fair value. If the parties are unable to establish a fair value per ordinary share within such one-month period, the Company shall be entitled to convert the purchase amount into ordinary shares based on the pre-investment valuation of the Company of €10.0 million ($11.1 million) on December 20, 2019, plus the value of any investment into the SAFE since the original investment resulting in a current valuation of the Company of €11.0 million, but subject to increase by the amount of any further debt, equity, convertible investment prior to January 28 2022. In the event of a non-qualifying financing, TM2 shall provide the Company with sufficient information to verify such funding and increase in valuation.

Note 11.    Leases
As of September 30, 2021, the Company’s operating lease right of use assets and operating lease liabilities are $8.8 million and $8.8 million, respectively. The weighted-average remaining lease term is 4.1 years and the weighted-average discount rate is 3.6%.
The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$610	$519	$1,058	$1,488
Short-term lease cost	241	82	523	279
Sublease income	—	(11)	—	(74)
Total	$851	$590	$1,581	$1,693
The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$723	$115	$1,506	$961
Right of use assets obtained in exchange for new operating lease liabilities	3,515	—	8,141	322
The additional right of use assets were acquired in the Timios, WAVE, US Hybrid and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in U.S. locations where they conduct business.
The following table summarizes the maturity of operating lease liabilities (in thousands):

Years ending December 31	Leased Property Costs
2021 (excluding the nine months ended September 30, 2021)	$696
2022	2,544
2023	2,457
2024	1,541
2025	1,153
2026 and thereafter	1,029
Total lease payments	9,420
Less: interest	(633)
Total	$8,787

In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $0.9 million. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which is due and payable on December 31, 2021. The Company recorded a gain of $0.8 million in "Other income, net" for the settlement of the operating lease liability in the three months ending June 30, 2020.

In the three months ended June 30, 2020 the Company ceased to use the premises for its New York City headquarters at 55 Broadway, which are subject to two leases, and vacated the real estate. As a result, the Company recorded an impairment loss related to the right of use asset of $5.3 million. The Company had an operating use liability of $5.8 million with respect to these leases, excluding $0.6 million in accounts payable. In the three months ended September 30, 2020, the Company completed negotiations with the landlord to settle the remaining amounts of $6.4 million for a cash payment of $1.5 million. The Company recorded a gain of $4.9 million in "Other income, net" for the settlement of the operating lease liability in the three months ended September 30, 2020.

Note 12.    Promissory Notes
The following table summarizes the outstanding promissory notes as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Vendor Note Payable	0.25%-4%	$75	$75	$105	$105
Small Business Association Paycheck Protection Program	1.0%	342	342	460	463
Promissory Note		—	—	—	—
Total		$417	417	$565	568
Less: Current portion			(417)		(568)
Long-term Note, less current portion			$—		$—
______________________________________________
*Carrying amount includes the accrued interest.

As of September 30, 2021 and December 31, 2020, all debts are classified as current.
The Company had various debt instruments outstanding as of September 30, 2020. As of September 30, 2020, the total principal amount outstanding was $15.6 million, and the carrying amount, net of debt discounts arising from beneficial conversion features and including accrued interest, was $12.8 million. These debt instruments were either converted into common stock of the Company or repaid on or prior to their scheduled maturity dates in the year ended December 31, 2020.
In the nine months ended September 30, 2020, the Company received aggregate gross proceeds of $2.0 million from the issuance of convertible notes to YA II PN, Ltd. (“YA PN II,”) pursuant to a previous securities purchase agreement.
In the three months ended September 30, 2020, the Company recorded interest expense related to these debt instruments of $2.0 million, including amortization of the beneficial conversion features of $1.7 million. In the nine months ended September 30, 2020, the Company recorded interest expense related to these debt instruments of $14.2 million, including amortization of the beneficial conversion features of $13.2 million.
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
During the nine months ended September 30, 2021, the note, plus accrued and unpaid interest, was converted into 18.8 million shares of common stock of the Company. Total interest expense recognized was $0 and $25,479 for the three and nine months ended September 30, 2021, respectively.
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

During the nine months ended September 30, 2021, the note, plus accrued and unpaid interest, were converted into 11.3 million shares of common stock of the Company. Total interest expense recognized was $0 and $46,301 for the three and nine months ended September 30, 2021, respectively.
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
During the nine months ended September 30, 2021, the note, plus accrued and unpaid interest, were converted into 15.8 million shares of common stock of the Company. Total interest expense recognized was $0 and $53,699 for the three and nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, the Company repaid the note and accrued interest $81.6 million. Total interest expense recognized was $0.3 million and $1.5 million for the three and nine months ended September 30, 2021.
Vendor Notes Payable
On May 13, 2020, DBOT entered into a settlement agreement with a vendor whereby the existing agreement with the vendor was terminated, the vendor ceased to provide services, and all outstanding amounts were settled. In connection with this agreement, DBOT paid an initial $30,000 and executed an unsecured promissory note in the amount of $60,000, bearing interest at 0.25% per annum, and payable in two installments of $30,000. The first installment was due on December 31, 2020 and was repaid. The remaining payment is due on August 31, 2021and was repaid.
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
Small Business Association Paycheck Protection Program

On Apr 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The forgiveness application of the loan was submitted in August 2021 and the first payment was made on October 10, 2021 for the payment due on September 10 2021 while the forgiveness application is under review.
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

On May 3, 2020 WAVE borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $12,630 commencing on November 1, 2020, with a final payment due on May 3, 2022. After the issuance of an additional grace period, payments will commence on September 21, 2021 until the original maturity date of May 3, 2022. The loan and the accrued interest were forgiven and paid by the U.S. Small Business Administration according to the notice received from the bank on September 16, 2021. The Company recorded it as the "Gain on extinguishment of debt" on the condensed consolidated statement of operations.
On February 24, 2021 US Hybrid borrowed $0.5 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan has a maturity date of February 24, 2026. After the issuance a 10 months grace period was initiated, and payments will commence on March 10, 2022 and will continue until the maturity date. US Hybrid used the loan for qualifying expenses. The loan was forgiven in June 2021 and was accounted for in conjunction with the acquisition accounting in Note 6.

Total interest expense recognized was $851 and $2,899 in the three and nine months ended September 30, 2021, respectively for the Small Business Association Paycheck Protection Program.
Note 13.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest
Convertible Preferred Stock
The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of September 30, 2021 and December 31, 2020, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.
Redeemable Non-controlling Interest

The Company and Qingdao Chengyang Xinyang Development and Investment Company Limited (“Qingdao”) formed an entity named Qingdao Chengyang Mobo New Energy Automobile Sales Service Company Limited (“New Energy.”). With several name changes, the entity current name is Qingdao Chengyang Medici Zhixing New Energy Automobile Company Limited. Qingdao entered into a capital subscription agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) are payable in three installments of RMB 50.0 million ($7.0 million) upon New Energy attaining certain revenue or market value benchmarks.

The investment agreement stipulates that New Energy must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, or redeem its investment if Qingdao does not meet certain revenue and market value benchmarks and after three years may redeem its investment. the redeemable amount equals the face amount plus 6.0% interest less dividends paid. At Qingdao's request, the Company had entered discussions concerning the redemption of the investment, and in the three months ended September 30, 2021 Qingdao officially requested redemption of the invested funds. Due to the redemption feature, the Company had classified the investment outside of permanent equity, and subsequent to the requested redemption classified the investment in current liabilities.
The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Nine months ended
	September 30, 2021	September 30, 2020
Beginning balance	$7,485	$—
Initial investment	—	7,047
Accretion of dividend	347	323
Loss attributable to non-controlling interest	(195)	(79)
Adjustment to redemption value	195	79
Ending balance	$7,832	$7,370

Common Stock

The Board of Directors has authorized 1,500 million shares of common stock, $0.001 par value.
2021 Equity Transactions
On February 26, 2021, the Company entered into a sales agreement with Roth Capital Partners, LLC (“Roth Capital.”) in accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million (the “Placement Shares.”). The Company shall pay to Roth Capital in cash, upon each sale of Placement Shares pursuant to the Agreement, an amount equal to 3.0% of the gross proceeds from each sale of Placement Shares. During the three months ended September 30, 2021, the Company issued 7.5 million shares of common stock and received net proceeds of $17.7 million after deducting $0.5 million commission and transaction fees. During the nine months ended September 30, 2021, the Company issued 50.4 million shares of common stock and received net proceeds of $145.5 million after deducting $4.5 million commission and transaction fees.
On June 30, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”). The Company will be able to sell up to 80.4 million shares of its common stock at the Company’s request any time during the 36 months following the date of the SEDA’s entrance into force. The shares would be purchased at (i) 95% of the Market Price if the applicable pricing period is two consecutive trading days or (ii) 96% of the Market Price if the applicable pricing period is five consecutive trading days, and, in each case, would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily volume weighted average price of the Company’s common stock during the two or five consecutive trading days, as applicable, commencing on the trading day following the date the Company submits an advance notice to YA. Pursuant to the SEDA, the Company is required to register all shares which YA may acquire. The SEDA contains customary representations, warranties and agreements of the Company and YA II PN, indemnification rights and other obligations of the parties. YA II PN has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s shares of common stock. During the nine months ended September 30, 2021, the Company issued 10.0 million shares of common stock for a total of $27.3 million.
On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co ("Cantor"). In accordance with the terms of the Agreement, the Company may offer and sell from time to time through or to Cantor, as sales agent or principal, the Company’s common stock having an aggregate offering price of up to $350,000,000 (the “Placement Shares”). The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230). The Company shall pay to Cantor in cash, upon each sale of Placement Shares pursuant to this Agreement, an amount equal to up to 3.0% of the aggregate gross proceeds from each sale of Placement Shares. During the three months ended September 30, 2021, the Company issued 2.0 million shares of common stock and received net proceeds of $4.2 million after deducting $0.1 million commission and transaction fees.
Refer to Note 6 for information related to the issuance to common stock for acquisitions, Note 12 for information related to issuance of common stock with convertible notes, Note 15 for information related to the issuance to common stock for option exercise.

2020 Equity Transactions

During the three months ended September 30, 2020, the Company issued 1.6 million shares of common stock related to the DBOT acquisition, issued 0.3 million shares of common stock related to the professional service provide by a third party.

During the nine months ended September 30, 2020, the Company issued 13.0 million shares of common stock related to the DBOT acquisition, issued 27.9 million shares of common stock related to the issuance, conversion and warrant exercise of convertible notes to third party, 10.3 million shares of common stock related to the related party debt conversion, 34.5 million shares related to SEDA, 2.0 million shares related to the settlement of a third party debt and 1.2 million shares of common stock related to the professional service provided by the third parties.

Note 14.    Related Party Transactions
(a) Convertible Notes
$3.0 million Convertible Note with Mr. Shane McMahon (“Mr. McMahon”)

On May 10, 2012, Mr. McMahon, the Company’s Vice Chairman, made a loan to the Company in the amount of $3.0 million. In consideration for the loan, the Company issued a convertible note to Mr. McMahon in the aggregate principal amount of $3.0 million at a 4.0% interest rate computed on the basis of a 365-day year. The Company had previously entered several amendments with respect to the effective conversion price (changed from $1.75 to $1.50), convertible stocks (changed from of Series E Preferred Stock to Common Stock). The last amendment was made on May 9, 2020, and extended the maturity date to December 31, 2022. For the three and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $50,959 related to the note, respectively.
On June 5, 2020, the Audit Committee and the Board of Directors approved the reduction of conversion price to $0.59, contingent upon the immediate conversion of the Note. On June 5, 2020, the note was converted into 5.1 million shares of common stock. The Company paid the accumulated interest $0.3 million in cash prior to the conversion.
$2.5 million Convertible Promissory Note with SSSIG

On February 8, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $2.5 million. The convertible promissory note bore interest at a rate of 4.0%, was scheduled to mature on February 8, 2020, and was convertible into shares of the Company’s common stock at a conversion price of $1.83 per share anytime at the option of SSSIG. For the three and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $21,546 related to the convertible promissory note, respectively. The Company did not pay the interest in cash on this note.
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
$1.0 million Convertible Promissory Note with SSSIG

On November 25, 2019, the Company entered into a convertible promissory note agreement with SSSIG, an affiliate of Dr. Wu, in the aggregate principal amount of $1.0 million. The convertible promissory note bore interest at a rate of 4.0%, was initially scheduled to mature on November 25, 2021, and was convertible into the shares of the Company’s common stock at a conversion price of $1.25 per share anytime at the option of SSSIG. For the three and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $4,301, respectively. The Company did not paid the interest in cash on this note.
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
(b) Severance payments

Pursuant to previous severance agreements with certain executives, the Company paid $0.1 million in the nine months ended Sep 30, 2020, and recorded the remaining $0.1 million in “Accrued salaries” on its condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.
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

As of September 30, 2021 and December 31, 2020, the Company has receivables of $0.2 million and $0.2 million, respectively, due from Dr. Wu and his affiliates and recorded in “Amounts due from related parties” in the condensed consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, the Company has payables of $0.7 million and $0.6 million, respectively, due to Dr. Wu and his affiliates and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets.

The increase is mainly due to $0.4 million accrued service charges payable to SSSIG for the period from April 1, 2021 through September 30, 2021 described more fully below.
Service agreement with SSSIG
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG. The services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the three and nine months ended September 30, 2021. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded unpaid $0.6 million in "Other income (expense, net)" in the condensed consolidated statement of operation.
The Company entered a new consulting service agreement with SSSIG on April, 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. The Company recorded $0.4 million in the “Amount due to related parties.”
(d) Amounts due from and due to Glory

Glory has made partial payment of $0.5 million on behalf of the Company to acquire the land use rights and the Company has made payments of $0.2 million on behalf of Glory for some of its operational expenses during the year ended December 31, 2020. The net balance of $0.2 million and $0.3 million due to Glory as result of these payments is recorded in “Amount due to related parties” as of September 30, 2021 and December 31, 2020, respectively.
(e) Fuzhou Note Receivable
Refer to Note 3 for the details.
(f) Receivable due from Ocasia

In the three months ended September 30, 2021, Seven Stars Energy PTD LTD (`"SSE"), one of Ideanomics' subsidiary, sent $0.2 million to Ocasia Group Holding LTD for the purpose of a business cooperation project. Ocasia returned $0.2 million in October 2021 because the project was put on hold.

(g) Receivable due from Mr. McMahon

In the three months ended September 30 2021, the Company paid his personal expense $0.1 million on behalf of Mr. McMahon and recorded as the "amount due from related parties" on the consolidated balance sheet.
(h) Long Term Investment to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co. (“Qianxi”)
In November 2019, the Company entered into a share transfer agreement with Sichuan Shenma Zhixing Technology Co. (“Shenma”) to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it will be required to return the consideration to the Company. The Company has paid $0.5 million as of September 30, 2021 and December 31, 2020 and recorded it on the “Other Non-Current Assets” since the share transfer registration is not completed yet. The Company is currently taking actions to resolve these matter.
(i) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL, the unpaid consideration $0.1 million is recorded in the “Amount due to related parties.” Refer to Note 6 for additional information.
(j) Borrowing from Beijing Financial Holdings Limited

In the three months ended June 30 2020, the borrowing of $0.4 million from Beijing Financial Holding Limited was transferred to Dr. Wu, and was subsequently converted to shares at a conversion price of $0.59 per common share on June 5, 2020.

Effective January 1, 2020, Beijing Financials Holding limited is considered a related party because MHTL is intended to act as a trustee over 10,000 common shares of MEG to effect a share-based compensation plan and has the same owner of Beijing Financial Holdings Limited.

(k) Zhu Note Receivable

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

(l) Research and development contract with a related party

The Company has entered a research and development contract with an entity with the total amount of $2.8 million for EV design and technology development in the three months ended September 30 2020. The Company has paid $1.3 million in the three months ended September 30, 2020 and recorded this amount in "Research and development expense." One of the shareholders of this entity holds a senior position in several of Dr. Wu’s affiliated entities.
Note 15.    Share-Based Compensation
As of September 30, 2021, the Company had 22.9 million options and 1.1 million warrants outstanding.
The Company awards common stock and stock options to employees, consultants, and directors as compensation for their services, and accounts for its stock option awards to employees, consultants, and directors pursuant to the provisions of ASC 718, Stock Compensation. For the options with market conditions, the fair value of each award is estimated on the date of grant using Monte-Carlo valuation model and recognizes the fair value of each option as compensation expense over the derived service period. For the options with performance conditions, the fair value of each award is estimated on the date of grant using Black-Scholes Merton valuation model and recognizes the fair value of each option as compensation expense over the implicit service period. For Restricted stock and option awards only with service conditions, the fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Stock Incentive Plan (“the 2010 Plan”) pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of September 30, 2021, options available for issuance are 16.3 million shares.
For the three months ended September 30, 2021 and 2020, total share-based payments expense was $15.2 million and $3.3 million, respectively, and $19.2 million and $8.8 million for the nine months ended September 30, 2021 and 2020, respectively.
(a)Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	25,087,416	$1.29	—	$—
Granted	9,377,000	2.50	—	—
Exercised	(5,589,084)	1.50	—	5,588,929
Expired	(2,891,509)	1.73	—	—
Forfeited	(3,067,750)	0.63	—	—
Outstanding at September 30, 2021	22,916,073	1.77	8.48	10,518,390
Vested as of September 30, 2021	12,369,305	1.47	7.94	8,010,123
Expected to vest as of September 30, 2021	10,546,768	2.13	9.11	2,508,267
As of September 30, 2021, $19.1 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of shares exercised in the nine months ended September 30, 2021 and 2020 was $5.6 million and $59,965, respectively. The total fair value of shares vested in the nine months ended September 30, 2021 and 2020 was $5.4 million and $8.8 million, respectively. Cash received from options exercised in the nine months ended September 30, 2021 and 2020 were $8.4 million and $0, respectively.
For the options with performance conditions and only with service conditions, the assumptions used to estimate the fair values of the stock options granted in the nine months ended September 30, 2021 and 2020 as follows:

Nine Months Ended
	September 30, 2021	September 30, 2020
Expected term (in years)	4.79-7.17	5.37-5.46
Expected volatility	112.02%-129.63%	100.98%-101.55%
Expected dividend yield	—%	—%
Risk free interest rate	0.51%-1.1%	0.40%
For the options with market conditions, the assumptions used to estimate the fair values of the stock options granted in the nine months ended September 30, 2021 as follows:

Nine Months Ended September 30, 2021
Expected term (in years)	1.88
Expected volatility	106.92%
Expected dividend yield	—%
Risk free interest rate	1.31%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $4.00 and the weighted average remaining life was 0.9 years.

	September 30, 2021	December 31, 2020
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	200,000	200,000	$5.00	July 1, 2022
Service providers	700,000	700,000	2.50	February 28, 2022 - October 1, 2022
Service provider	100,000	—	7.50	January 1, 2023
Service provider	100,000	—	9.00	January 1, 2023
Total	1,100,000	900,000

(c)Restricted Shares
In July 2021, the Company granted 5.0 million restricted shares to seven employees and directors under the “2010 Plan” which was approved by the Board of Directors. The restricted shares were all vested immediately on the grant date. The aggregated grant date fair value of all those restricted shares was $12.4 million.

A summary of the unvested restricted shares is as follows:

	Shares	Weighted-average fair value
Non-vested restricted shares outstanding at January 1, 2021	—	$—
Granted	5,025,000	2.46
Forfeited	—	—
Vested	(5,025,000)	2.46
Non-vested restricted shares outstanding at September 30, 2021	—	—
As of September 30, 2021, there was $0 of unrecognized compensation cost related to unvested restricted shares.
Note 16.    Earnings (Loss) Per Common Share
The following table summarizes the Company’s earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 (USD in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net earnings (loss) attributable to common stockholders	$(50,851)	$(8,286)	$(64,526)	$(47,212)
Basic weighted average common shares outstanding	473,829,962	237,535,999	432,989,602	191,976,856
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	—
Convertible promissory notes	—	—	—	—
Diluted potential common shares	473,829,962	237,535,999	432,989,602	191,976,856
Earnings (loss) per share:
Basic	$(0.11)	$(0.03)	$(0.15)	$(0.25)
Diluted	$(0.11)	$(0.03)	$(0.15)	$(0.25)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	September 30, 2021	December 31, 2020
Warrants	1,100	900
Options and RSUs	22,931	25,172
Series A Preferred Stock	933	933
Contingent shares	1,491	1,013
Total	26,455	28,018

Note 17.    Income Taxes

During the three months ended September 30, 2021 there was an income tax benefit of $0.8 million, During the nine months ended September 30, 2021 there was an income tax benefit of $9.7 million. This benefit for the nine months ended September 30, 2021 principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions, US Hybrid and Solectrac in the second quarter, and,Timios and WAVE, in the first quarter. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of four acquired businesses, resulted in the recognition of $11.0 million deferred tax liabilities, none of which was in the three months ended September 30,2021. The federal tax returns of all four acquired businesses will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by a similar amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of four acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a one-time income tax benefit of $9.1 million during the nine months ended September 30, 2021.

Timios, US Hybrid and Soletrac have taxable income or loss reported on certain separate state tax returns and consequently have related state income tax expense or benefit. In the case of US Hybrid and Soletrac, which have losses, there are state income tax benefits consisting of those losses being used to reduce the state deferred tax liabilities recognized in the acquisitions. In the case of Timios, state income tax expense results from income. The net state income benefit for Timios, US Hybrid and Solectrac was $0.8 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The income tax benefit for both the three and nine months ended September 30, 2021 included a $0.6 million state deferred tax benefit related to the Timios impairment. There are no other material income tax expenses or benefits for the three and nine months ended September 30, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios, US Hybrid and Solectrac's’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

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

There were no uncertain tax positions that would prevent the Company from recording the related benefit as of September 30, 2021 and December 31, 2020.
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
Shareholder Class Actions and Derivative Litigation

On July 19, 2019, a purported class action, now captioned Rudani v. Ideanomics, et al. Inc., was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The Amended Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the Amended Complaint alleges purported misstatements made by the Company in 2017 and 2018. As part of a mediation, the parties reached a settlement in principle for $5.0 million. The settlement agreement has been preliminarily approved by the Court and is subject to final court approval.

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics et al. Inc., was filed in the United State District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics, et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company. Both cases alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in September 2020 regarding its MEG division. On November 4, 2020, the Lundy and Kim actions were consolidated and is now titled “In re Ideanomics, Inc. Securities Litigation.” In December 2020, the Court appointed Rene Aghajanian as lead plaintiff and an amended complaint was filed in February 2021, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from certain purported misstatements by the Company beginning in March 2020 regarding its MEG division. The defendants filed a motion to dismiss on May 6, 2021. While the Company believes that this action is without merit, there can be no assurance that the Company will prevail. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

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
Note 19.    Concentration of Credit and Foreign Currency Risks
(a)Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of September 30, 2021, the Company’s cash was held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
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
(c)Cybersecurity Incident

The Company’s real estate services subsidiary, Timios, experienced a systems outage that was caused by a cybersecurity incident. Timios has engaged leading forensic information technology firms and legal counsel to assist its investigation into the incident. Although Timios is actively managing the impact of the cybersecurity incident, it has caused a delay or disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings during the reporting period. Timios has since recovered their operation capabilities. The cybersecurity incident has had a material adverse impact on Timios’ revenues. Daily orders are increasing and the company anticipates that a significant amount of the business lost immediately after the cybersecurity incident will be recovered in 2022, although there can be no assurances in this regard. Timios promptly notified third-parties who may have been affected by this incident, and its insurer has offered a one year credit monitoring service to those who may have been affected.
Note 20.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	September 30, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	1,305	1,305
Wave - Contingent consideration[3]	—	—	1,519	1,519
Solectrac - Contingent consideration[4]	—	—	1,639	1,639
Total	$—	$—	$5,112	$5,112

	December 31, 2020
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	8,311	8,311
Total	$—	$—	$8,960	$8,960

1This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of September 30, 2021 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the nine months ended September 30, 2020 and partially satisfied this liability. No shares have been issued in the nine months ended September 30, 2021.
2This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of September 30, 2021. The fair value of the Tree Technology contingent consideration was valued using a scenario-based method which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors.
3This represents the liability incurred in connection with the acquisition of WAVE. The liability represents the combination of the contingent shares and the earnout. The contingent shares are the remaining shares to be issued contingent on the receipt of certain customer consents as disclosed in Note 6. The fair value of this contingent consideration was valued using a scenario-based method that indicated based on the probabilities that 100% of the consents will be received. the Company received some consents in the three months ended September 30, 2021 and issued 2.0 million shares accordingly. The earnout liability is dependent on WAVE achieving certain revenue and gross profit margin criteria in 2021, 2022 and cumulatively 2021 and 2022. The fair value of zero has been determined using a scenario-based method which indicated that none of the criteria are likely to be achieved.
4This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three earnouts that were entered into at closing. The fair value of $1.6 million has been determined using a scenario-based method which indicated partial achievement of the criteria over the three years.
The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2021	$8,960
Addition	9,297
Settlement	(6,138)
Measurement period adjustment
Remeasurement loss/(gain) recognized in the statement of operations	(7,006)
September 30, 2021	$5,113

Note 21.    Subsequent Events

Convertible Debenture

On October 25, 2021 Ideanomics entered into a convertible debenture with the YA II PN, Ltd (“YA,”) with a principal amount of $75.0 million. The note has a fixed conversion price of $1.88. The conversion price is not subject to adjustment except for subdivisions or combinations of common stock. The principal and the interest payable under the note will mature on October 24, 2022, unless earlier converted or redeemed by the Company. At any time before the maturity date, YA may convert the note at its option into up to 39.9 million shares (excluding additional shares issuable upon accrued interest) of the Company’s common stock at a fixed conversion price of $1.88. The note contains customary events of default, indemnification obligations of the Company and other obligations and rights of the parties.

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
•Liquidity and Capital Resources
•Outlook
OVERVIEW
Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004.
Through September 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of electric vehicles ("EV"): Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)
Ideanomics Capital is the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the periods ended March 31, 2021 and June 30, 2021. For additional information and a detailed discussion of the Restatement, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements.”
Significant Transactions in the Nine Months Ended September 30, 2021
Since December 31, 2020 the Company has completed a number of transactions that have expanded the scope of the Company’s EV and fintech activities, and has entered into a contract regarding the sale of Fintech Village and has completed the disposal of Grapevine Logic, Inc.
WAVE
On January 15, 2021 acquired 100% of privately held Wireless Advanced Vehicle Electrification, LLC. (“WAVE.”)
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
Energica Motor Company, S.P.A. (“Energica”)

On March 3, 2021 the Company purchased 20% of Energica, the world’s leading manufacturer of high-performance electric motorcycles and the sole manufacturer of the FIM Enel MotoE™ World Cup. Energica has combined zero emission EV technology with the pedigree of high-performance mobility synonymous with Italy’s Motor Valley to create a range of exceptional products for the high-performance motorcycle market. To support its products, it has developed proprietary EV battery and DC fast-charging in-house that has applications and synergies with Ideanomics’ broader interests in the global EV sector. On September 15, 2021 the Company announced it has entered into an agreement to launch a voluntary conditional tender offer in concert with the Founders of Energica for shares of Energica Motor Company S.p.A. (Energica), pursuant to which Ideanomics plans to increase its investment in Energica to approximately 70%. The Energica Founders shall continue to own 29% of Energica.
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

Refer to Note 10 for additional information concerning the investment in FNL.

Recent Developments

Convertible Debenture

On October 25, 2021, the Company entered into a convertible debenture with the YA II PN, Ltd. (the “Investor”) with a principal amount of $75.0 million maturing on October 24, 2022.

Minority Depository Institution Keepers Fund

On July 26, 2021, the Company entered into a subscription agreement to invest $25.0 million in MDI Fund. The MDI Fund sponsored by the National Bankers’ Association, an organization of minority-owned banks that aim to increase inclusivity in the financial services industry. The MDI Fund will provide capital resources primarily in low and moderate income areas to grow a more skilled workforce, increase employment opportunities, and support businesses’ growth among minority and underserved communities. The initial investment of $0.6 million was made on July 26, 2021.

Prettl Electronics Automotive

On August 2, 2021, the Company announced a strategic investment in Prettl Electronics Automotive ("PEA"), a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($8.9 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor will join PEA's Board of Directors.

Cybersecurity Incident

The Company’s real estate services subsidiary, Timios, experienced a systems outage that was caused by a cybersecurity incident. Timios has engaged leading forensic information technology firms and legal counsel to assist its investigation into the incident. Although Timios is actively managing the impact of the cybersecurity incident, it has caused a delay or disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings during the reporting period. Timios has since recovered their operation capabilities. The cybersecurity incident has had a material adverse impact on Timios’ revenues. Daily orders are increasing and the company anticipates that a significant amount of the business lost immediately after the cybersecurity incident will be recovered in 2022, although there can be no assurances in this regard. Timios promptly notified third-parties who may have been affected by this incident, and its insurer has offered a one year credit monitoring service to those who may have been affected.

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
Effects of COVID 19
Novel Coronavirus 2019 (“COVID-19”) is an infectious disease cause by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic. As of October 31, 2021, over 246.7 million cases had been reported across the globe, resulting in 5.0 million deaths.
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
In many parts of the world, stay-at-home and work-from-home orders were relaxed during the summer of 2020 as the effects of the Coronavirus appeared to lessen, and economic activity began to recover. However, commencing in the autumn and fall of 2020 and continuing, the U.S. as well as countries in Europe, South America and Asia began to experience an increase in new COVID-19 cases, and in some cases local, state, and national governments began to reinstate restrictive measures to stem the spread of the virus. The U.S. and other countries also experienced an increase in new COVID-19 cases after the fall and winter holiday season, with new, more infectious variants of COVID-19 identified. Various vaccines have been developed, with vaccinations programs in effect worldwide, though reaching acceptable levels of immunization against COVID-19 remains challenging at the local, regional and global level.
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
Information about Segment Presentation

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Through September 30, 2021, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. For the nine months ended September 30, 2021, the Company completed four acquisitions. We are in the in the process of obtaining required shareholder approval to acquire 100% of VIA Motors International, Inc., ("VIA Motors,") and we are also in discussion with Energica Motor Company S.P.A. ("Energica,") to increase our ownership from 20.0% to 70.0%. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. These will be Ideanomics Mobility, which will encompass the entities with businesses centered in the electric vehicle (“EV”) market, and Ideanomics Capital, which will encompass business centered in the finance/real estate market, Other, and a corporate entity, with the combination/consolidation of all three comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level, and the Company has appointed one segment manager and is in the process of identifying and appointing an additional segment manager and revising its internal reporting, budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
Ideanomics Mobility will drive EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as Charging as a Service (“CaaS”) and Vehicle as a Service (“VaaS.”)
Ideanomics Capital will be the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.
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

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020 (USD in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change
Revenue	$27,047	$10,620	$16,427	n/m
Cost of revenue	22,519	9,906	12,613	n/m
Gross profit	4,528	714	3,814	n/m

Operating expenses:
Selling, general and administrative expenses	28,876	7,636	21,240	n/m
Research and development expense	184	1,318	(1,134)	(86.0)
Professional fees	9,387	3,968	5,419	n/m
Impairment losses	21,033	3,275	17,758	n/m
Change in fair value of contingent consideration, net	(5,099)	(4,179)	(920)	22.0
Depreciation and amortization	1,682	695	987	n/m
Total operating expenses	56,063	12,713	43,350	n/m

Loss from operations	(51,535)	(11,999)	(39,536)	n/m

Interest and other income (expense):
Interest income (expense), net	109	(2,014)	2,123	n/m
Gain on extinguishment of debt	300	—	300	n/m
Other income, net	8	5,283	(5,275)	(99.8)
Loss before income taxes and non-controlling interest	(51,118)	(8,730)	(42,388)	n/m
Income tax benefit	842	—	842	n/m
Equity in gain (loss) of equity method investees	(819)	7	(826)	n/m

Net loss	(51,095)	(8,723)	(42,372)	n/m

Net loss attributable to common shareholders	(51,095)	(8,723)	(42,372)	n/m

Net loss attributable to non-controlling interest	244	437	(193)	(44.2)

Net loss attributable to Ideanomics, Inc. common shareholders	$(50,851)	$(8,286)	$(42,565)	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Consolidated Results of Operations
Comparison of Nine months ended September 30, 2021 and 2020 (USD in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change
Revenue	$87,832	$15,690	$72,142	n/m
Cost of revenue	63,161	14,676	48,485	n/m
Gross profit	24,671	1,014	23,657	n/m

Operating expenses:
Selling, general and administrative expenses	53,650	20,188	33,462	n/m
Research and development expense	429	1,318	(889)	(67.5)
Professional fees	21,994	8,096	13,898	n/m
Impairment losses	21,033	10,363	10,670	n/m
Change in fair value of contingent consideration, net	(7,006)	(2,900)	(4,106)	n/m
Litigation settlement	5,000	—	5,000	n/m
Depreciation and amortization	4,445	1,651	2,794	n/m
Total operating expenses	99,545	38,716	60,829	n/m

Loss from operations	(74,874)	(37,702)	(37,172)	98.6

Interest and other income (expense):
Interest expense, net	(871)	(14,061)	13,190	(93.8)
Loss on disposal of subsidiaries, net	(1,446)	—	(1,446)	n/m
Conversion expense	—	(2,266)	2,266	n/m
Gain on extinguishment of debt	300	—	300	n/m
Gain on remeasurement of investment	2,915	—	2,915	n/m
Other income, net	689	6,272	(5,583)	(89.0)
Loss before income taxes and non-controlling interest	(73,287)	(47,757)	(25,530)	53.5
Income tax benefit	9,667	—	9,667	n/m
Equity in loss of equity method investees	(1,517)	(8)	(1,509)	n/m

Net loss	(65,137)	(47,765)	(17,372)	36.4

Deemed dividend related to warrant repricing	—	(184)	184	n/m

Net loss attributable to common shareholders	(65,137)	(47,949)	(17,188)	35.8

Net loss attributable to non-controlling interest	611	737	(126)	(17.1)

Net loss attributable to Ideanomics, Inc. common shareholders	$(64,526)	$(47,212)	$(17,314)	36.7
Revenues (USD in thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change
Electric vehicles*	$9,236	$8,872	$364	4.1
Charging, batteries and powertrains	2,292	—	2,292	n/m
Title and escrow services	15,519	—	15,519	n/m
Combustion engine vehicles*	—	1,268	(1,268)	n/m
Digital advertising services and others	—	480	(480)	n/m
Total	$27,047	$10,620	$16,427	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

	Nine Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change
Electric vehicles*	$18,322	$9,622	$8,700	90.4
Charging, batteries and powertrains	6,850	—	6,850	n/m
Title and escrow services	62,429	—	62,429	n/m
Combustion engine vehicles*	—	5,160	(5,160)	n/m
Digital advertising services and others	231	908	(677)	(74.6)
Total	$87,832	$15,690	$72,142	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
* The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken. In the nine months ended September 30, 2021, the revenue from the sale of electric vehicles were recorded on a Principal basis. In the nine months ended September 30, 2020, the EV revenues were recorded on either a Principal or Agency basis.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Revenue for the three months ended September 30, 2021 was $27.0 million as compared to $10.6 million for the same period in 2020, an increase of $16.4 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $15.5 million for the three months ended September 30, 2021. No revenue was generated related to title and escrow services for the three months ended September 30, 2020.
In the three months ended September 30, 2021, the Company recognized $15.5 million revenue from the sales of title and escrow services, $9.2 million revenue from the sales of EVs, and $2.3 million revenue from sales of charging, batteries and powertrains. In the three months ended September 30, 2021, the Company acted in a Principal capacity in relation to vehicle sales.

In the three months ended September 30, 2020, the Company recognized $10.1 million revenue from the sales of vehicles, which included revenue of $1.3 million from the sale of traditional combustion vehicles. In the three months ended September 30, 2020, the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity, revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020
Revenue for the nine months ended September 30, 2021 was $87.8 million as compared to $15.7 million for the same period in 2020, an increase of $72.1 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $62.4 million from the acquisition closing date through September 30, 2021. No revenue was generated related to title and escrow services for the nine months ended September 30, 2020.
In the nine months ended September 30, 2021, the Company recognized $62.4 million revenue from the sales of title and escrow service, $18.3 million revenue from the sales of EVs, and $6.9 revenue from sales of charging, batteries and powertrains. In the nine months ended September 30, 2021, the Company acted in a Principal capacity in relation to vehicle sales.
In the nine months ended September 30, 2020, the Company recognized $14.8 million revenue from the sales of vehicles, which included revenue of $5.2 million from the sale of traditional combustion vehicles. In the nine months ended September 30, 2020, the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.
Cost of revenues (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change	September 30, 2021	September 30, 2020	Amount Change	% Change
Electric vehicles	$9,160	$8,226	$934	11.4	$17,709	$8,658	$9,051	104.5
Charging, batteries and powertrains	2,212	—	2,212	n/m	5,861	—	5,861	n/m
Title and escrow services	11,147	—	11,147	n/m	39,399	—	39,399	n/m
Combustion engine vehicles	—	1,229	(1,229)	n/m	—	5,121	(5,121)	nm
Digital advertising services and others	—	451	(451)	n/m	192	897	(705)	(78.6)
Total	$22,519	$9,906	$12,613	n/m	$63,161	$14,676	$48,485	n/m
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Cost of revenues was $22.5 million for the three months ended September 30, 2021, as compared to $9.9 million for the three months ended September 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of $11.1 million related to title and escrow service for the three months ended September 30, 2021. No cost related to title and escrow services were incurred for the three months ended September 30, 2020.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Cost of revenues was $63.2 million for the nine months ended September 30, 2021, as compared to $14.7 million for the nine months ended September 30, 2020. The increase was mainly due to the Company’s acquisition of Timios, which had recorded cost of $39.4 million related to title and escrow service from the acquisition closing date through September 30, 2021. No cost related to title and were incurred escrow services for the nine months ended September 30, 2020.

Gross profit (USD in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	Amount Change	% Change	September 30, 2021	September 30, 2020	Amount Change	% Change
Electric vehicles	$76	$646	$(570)	(88.2)	$613	$964	$(351)	(36.4)
Charging, batteries and powertrains	80	—	80	n/m	989	—	989	n/m
Title and escrow services	4,372	—	4,372	n/m	23,030	—	23,030	n/m
Combustion engine vehicles	—	39	(39)	n/m	—	39	(39)	n/m
Digital advertising services and others	—	29	(29)	n/m	39	11	28	n/m
Total	$4,528	$714	$3,814	n/m	$24,671	$1,014	$23,657	n/m
Gross profit ratio

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Electric vehicles	0.8%	7.3%	3.3%	10.0%
Charging, batteries and powertrains	3.5%	—%	14.4%	—%
Title and escrow services	28.2%	—%	36.9%	—%
Combustion engine vehicles	—%	3.1%	—%	0.8%
Digital advertising services and others	—%	6.0%	16.9%	1.2%
Total	16.7%	6.7%	28.1%	6.5%

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Gross profit for the three months ended September 30, 2021 was $4.5 million, as compared to gross profit in the amount of $0.7 million during the same period in 2020. The increase was mainly due to the Company’s acquisition of Timios, which generated gross profit of $4.4 million related to title and escrow service for the three months ended September 30, 2021. There was no gross profit related to title and escrow services for the three months ended September 30, 2020.

The gross profit ratio for the three months ended September 30, 2021 was 16.7%, while in 2020, it was 6.7%. The increase was mainly due to the high gross margin from the sales of title and escrow services for the three months ended September 30, 2021.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Gross profit for the nine months ended September 30, 2021 was $24.7 million, as compared to gross profit in the amount of $1.0 million during the same period in 2020. The gross profit ratio for the nine months ended September 30, 2021 was 28.1%, while in 2020, it was 6.5%. The increase was mainly due to the high gross margin from sales of title and escrow services for the nine months ended September 30, 2021.
Selling, general and administrative expenses
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Selling, general and administrative expenses for the three months ended September 30, 2021 were $28.9 million as compared to $7.6 million for the same period in 2020, an increase of $21.2 million. The increase was principally due to Stock Based Compensation expense related to RSU grants made in the current quarter, costs related to the operations of Timios, WAVE, Solectrac & US Hybrid acquisitions which were completed in the current year and increased compensation, payroll tax & benefit expense related to increased headcount to build out the company’s operations and recruiting costs.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $53.7 million as compared to $20.2 million for the same period in 2020, an increase of $33.5 million, or almost 166%. The increase was principally due to costs related to the operations of Timios, WAVE, Solectrac & US Hybrid acquisitions completed in the current year, Stock Based Compensation expense related to RSU grants made in the third quarter 2021, and compensation, payroll tax & benefit expense due to increased headcount related to building out the company’s operations and related recruiting costs.
Research and development expense

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Research and development expense was $0.2 million in the three months ended September 30, 2021 as compared to $1.3 million million for the three months ended September 30, 2020 a decrease of $1.1 million. The expense for the prior period included costs related to research into EV trucks, there was no expense research related to EV trucks in the current quarter. Expense in the current quarter was primarily incurred in connection with EV motorbikes in Malaysia and research and development activities in Wave and Solectrac.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Research and development expense was $0.4 million in the nine months ended September 30, 2021, as compared to $1.3 million for the nine months ended September 30, 2020 a decrease of $0.9 million. The expense for the prior year included costs related to research into EV trucks, there was no expense research related to EV trucks in the current year. Expense in the current period was primarily incurred in connection with EV motorbikes in Malaysia. and research and development activities in Wave and Solectrac.
Professional fees
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Professional fees for the three months ended September 30, 2021 were $9.4 million as compared to $4.0 million for the same period in 2020, an increase of $5.4 million. The increase was related to a transaction fee incurred for advice on the contemplated acquisition of Via Motors, advice related to acquisition related activity and patents, fees for general corporate related activity and advice related to Intellectual Property.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Professional fees for the nine months ended September 30, 2021 were $22.0 million as compared to $8.1 million for the same period in 2020, an increase of $13.9 million. The increase in legal fees was related to advice on mergers and acquisitions, general corporate advice and responding to regulatory inquiries due primarily to costs associated with mergers and acquisitions activity including a transaction fee incurred for advice on the contemplated acquisition of Via Motors, due diligence reviews and work related to the integration of acquired businesses and advice related to Intellectual Property.

Impairment losses
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

In the three months ended September 30, 2021, the Company recorded impairment losses of $21.0 million as the Company decided to fully impair a cost method investment, which is decided to take step to wind up the business by voluntarily liquidation.
In the three months ended September 30, 2020, the Company recorded an impairment loss of $3.2 million related to Fintech Village assets after performing an impairment analysis..
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

For the nine months ended September 30, 2021, the Company recorded an impairment loss of $21.0 million as the Company decided to fully impair a cost method investment.

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
Change in fair value of contingent consideration, net
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
The change in fair value of contingent consideration, net was $5.1 million for the three months ended September 30, 2021 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
The change in fair value of contingent consideration, net was $4.2 million for the three months ended September 30, 2020 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

The change in fair value of contingent consideration, net was $7.0 million for the nine months ended September 30, 2021 represents the remeasurement of the contingent consideration payable to the Tree Technology shareholders.

The change in fair value of contingent consideration, net was $2.9 million for the nine months ended September 30, 2020 represents the remeasurement loss of $1.5 million of the contingent consideration payable to the former DBOT shareholder and remeasurement gain of $4.4 million of the contingent consideration payable to the Tree Technology shareholders.
Litigation settlement
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
There were no litigation settlement expenses recorded for the three months ended September 30, 2021, and 2020, respectively.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020
The Company recorded a $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in April, 2021. There were no such litigation settlements in the nine months ended September 30, 2020.
Depreciation and amortization
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Depreciation and amortization for the three months ended September 30, 2021 was $1.7 million as compared to $0.7 million for the same period in 2020, an increase of $1.0 million. The increase was mainly due to the increase in amortization expense recorded by Timios, WAVE, Solectrac and US Hybrid, which were acquired in the first half year of 2021.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020
Depreciation and amortization for the nine months ended September 30, 2021 was $4.4 million as compared to $1.7 million for the same period in 2020, an increase of $2.8 million. The increase was mainly due to the increase in amortization expense recorded by Timios and WAVE, which were acquired in the first half year of 2021.
Interest expense, net

The following table summarizes the breakdown of the interest income (expense) (in thousands):

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest, net	$109	$(289)	$(871)	$(887)
Amortization of discount	—	(1,725)	—	(13,174)
Total	$109	$(2,014)	$(871)	$(14,061)

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Interest expense decreased $2.1 million to a $0.1 million gain for the three months ended September 30, 2021, from $2.0 million during the same period of 2020. The interest income during 2021 mainly represents the income earned from the notes receivable, The interest expense during 2020 was primarily related to the beneficial conversion feature of convertible debt that were either converted or repaid in 2020 with a resulting decrease in interest expense.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Interest expense decreased $13.2 million to $0.9 million for the nine months ended September 30, 2021, from $14.1 million during the same period of 2020. The interest expense during 2020 was primarily related to the beneficial conversion feature of convertible debt that were either converted or repaid in 2020 with a resulting decrease in interest expense.
Loss on disposal of subsidiaries, net
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020
Loss on disposal of subsidiaries, net represents the loss incurred on the sale of Grapevine and the estimated costs to sell Fintech Village.
Conversion expense
Conversion expense of $2.3 million for the nine months ended September 30, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from related parties.There were no such conversions in the three months ended September 30, 2020.
There were no such conversions in the three and nine months ended September 30, 2021.
Gain on remeasurement of investment
Gain on remeasurement of investment of $— million and $2.9 million in the three and nine months ended September 30, 2021 resulted from remeasuring the Company's investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
There were no such remeasurements in the three and nine months ended September 30, 2020.
Other income, net
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Other income (expense), net has decreased $5.3 million to $— million for the three months ended September 30, 2021 from $5.3 million million during the same period of 2020 mainly due to that the Company reached agreement with landlord to terminate its New York City headquarters lease at 55 Broadway and recorded a one-time gain of $4.9 million in the three months ended September 30 2020.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Other income (expense), net has decreased $5.6 million to $0.7 million for the nine months ended September 30, 2021 from 6.3 million during the same period of 2020 mainly due to that the Company reached agreement with landlord to terminate its New York City headquarters lease at 55 Broadway and recorded a one-time gain of $4.9 million in the three months ended September 30 2020.
Income tax (expense) benefit
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

During the three months ended September 30, 2021, the income tax expense of $0.8 million is mainly due to deferred state income tax benefits $0.6 million of one time from Timios impairment.
During the three months ended September 30, 2020, the income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

During the nine months ended September 30, 2021, the income tax benefit of $9.7 million is mainly due to $9.1 million of one-time benefits relating to acquisitions and net state income expense $0.6 million for recently acquired entities.

During the nine months ended September 30, 2020, income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Equity in loss of equity method investees
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Equity in loss of equity method investees increased $0.8 million to $0.8 million for the three months ended September 30, 2021 from $7,000 during the same period of 2020. The increase is due to the equity in the losses of Solectrac, Energica and FNL.
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020
Equity in loss of equity method investees increased $1.5 million to $1.5 million for the nine months ended September 30, 2021 from $8,000 during the same period of 2020. The increase is due to the equity in the losses of Solectrac, Energica and FNL.

Deemed dividend related to warrant repricing

Deemed dividend related to warrant repricing of $0.2 million for nine months ended September 30, 2020 resulted from the reduction of the exercise prices of warrants issued in connection with convertible promissory notes. There is no repricings in the three months ended September 30, 2020.
There were no such repricings in the three and nine months ended September 30, 2021.
Net loss attributable to non-controlling interest
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020
Net loss attributable to non-controlling interests was $0.2 million for the three months ended September 30, 2021 compared to a net loss of $0.4 million in the same period in 2020. The increase is primarily due to the increase in loss of our investment with Tree Technologies, partially offset by the decrease in loss of iUnicorn.

Net loss attributable to non-controlling interests was $0.6 million for the nine months ended September 30, 2021 compared to a net loss of $0.7 million in the same period in 2020. The increase is primarily due to the increase in loss of our investment with Tree Technologies, partially offset by the decrease in loss of iUnicorn.
Liquidity and Capital Resources
As of September 30, 2021, the Company had cash of $256.9 million. Approximately $30.5 million was held in accounts outside of the United States, primarily in Hong Kong and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, DBOT has minimum capital requirements. DBOT had cash of $0.2 million as of September 30, 2021, which was necessary for DBOT to meet its minimum capital requirements. The Company consolidates a 51.0% owned investment in an entity which is based in Singapore. This entity had cash of $0.2 million as of September 30, 2021. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(42,238)	$(21,918)
Net cash used in investing activities	(191,787)	(486)
Net cash provided by financing activities	325,291	45,737
Effect of exchange rate changes on cash	(100)	1,639
Net increase in cash and cash equivalents	91,166	24,972
Cash and cash equivalents at beginning of period	165,764	2,633
Cash and cash equivalents at end of period	$256,930	$27,605
Operating Activities
Cash used in operating activities was $(42.2) million for the nine months ended September 30, 2021 as compared to cash used in operating activities of $(21.9) million in the same period in 2020. This was primarily due to: (1) a reduction in net loss to $(65.1) million in the current period as compared to a net loss of $(47.8) million in the same period of 2020, (2) total non-cash adjustments resulted in a decrease to net loss of $27.6 million and $29.3 million for the nine months ended September 30, 2021 and 2020, respectively; and (3) total changes in operating assets and liabilities resulted in $(4.7) million and $(3.4) million in cash used in operating activities for the nine months ended September 30, 2021 and 2020, respectively.
Investing Activities
Cash used in investing activities was $(191.8) million for the nine months ended September 30, 2021, which was primarily due to expenditures incurred for the acquisitions of Timios, WAVE, Solectrac and US Hybrid, the investments in Energica, TM2, Via Motor, MDI fund and FNL and the acquisition of the convertible notes with Silk EV and Via Motor. Cash used in investing activities was $(0.5) million for the nine months ended September 30, 2020, which was primarily due to the Company entering into two notes receivable of $1.9 million and receipt one of the note repayments of $1.5 million.
Financing Activities
In the nine months ended September 30, 2021, the Company received $325.3 million from financing activities versus $45.7 million in the same period in the prior year. The issuance of convertible notes generated $220.0 million in the current period as compared to $2.0 million in the same period of 2020. The exercise of warrants and stock options and issuance of common stock generated $185.3 million as compared to $39.1 million in the same period of 2020. In the period ended September 30, 2021, the Company made a repayment of $(80.0) million to settle a convertible note. In the period ended September 30, 2020 the Company received $7.1 million from a non-controlling shareholders contribution and made a repayment of $(3.0) million to a related party and received a loan of $0.5 million from the Small Business Paycheck Protection Program.

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
OUTLOOK

The Company has two distinct business units, Ideanomics Mobility and Ideanomics Capital. Each is focused on the growth opportunity, fueled by technological and legislative disruption, taking place in the automotive, energy, and financial services industries. The Company believes these two business units provide an opportunity for the Company to benefit from the value creation that can be achieved in the short, medium, and long term through establishing competitive products and services which can enable the capture of market share sufficient to sustain profitable operations.

The Company anticipates making continued investments in both the Ideanomics Mobility and Ideanomics Capital business units.

IDEANOMICS MOBILITY

The transition to BEV & FCEV, driven by global air quality goals and supported through government incentives and subsidies, is underpinned by favorable Total Cost of Ownership (TCO) for EV vehicles when compared to existing internal combustion engine (ICE) vehicles and continues to provide favorable market conditions for Ideanomics Mobility.

The Company’s electric vehicle (EV) and technology acquisitions during 2021 have created the foundation for the development of a vertically integrated commercial EV company. The Company is currently reviewing the intellectual property (IP) across the organization with a view to consolidating its patent portfolio. This targeted approach will enable Ideanomics to both identify gaps in its product and service offerings, as well as develop relationships with third parties to leverage commercial opportunities across the Company’s IP portfolio.

By combining leading EV technologies, products, knowledge, and capabilities across the Company’s product verticals, Ideanomics can rapidly develop unique sustainable mobility solutions in both the off-highway and on-highway commercial vehicle markets. These include the provision of vehicles, energy systems, charging infrastructure, data management platforms, and associated financing programs. This provides the Company with the capability to assist commercial fleet operators of internal combustion engine (ICE) vehicles to transition with confidence to Battery Electric Vehicles (BEV) and Fuel Cell Electric Vehicles (FCEV) and meet their zero emission objectives.

By choosing the integrated platform approach from Ideanomics Mobility, the commercial fleet operator benefits from a single source solution that supports all aspects of the transition to EV, from early-stage requirements analysis, charging infrastructure specification and installation, vehicle procurement and deployment, training, operationalization management services, and financing.

To support the cost of transition from fossil fuels to BEV and FCEV, Ideanomics Vehicle-as-a-Service (VaaS) and Charging-as-a-Service (CaaS) financing programs offer fleet operators the necessary financial and management support to confidently migrate from traditional CapEx models to an OpEx model, releasing capital to support traditional business growth and have the simplicity, predictability, and certainty of a monthly subscription which covers all aspects of EV fleet operations. These programs also have the added advantage of providing Ideanomics with predictable recurring revenues.

To support the Company’s operations, it has recently executed a lease on an approximately 48,000 square foot facility in New Jersey, which will serve as a center of excellence for Ideanomics Mobility and zero emission vehicles, promoting education and advocacy of electric and hydrogen powered vehicles to commercial fleet operators. Anticipated to come online in 2022, the facility will showcase the Company’s Mobility products and services and serve as a regional support center on the East Coast of the United States for Ideanomics Mobility’s operating businesses’ activities in North America.

To support further geographical expansion, the Company is exploring a strategic relationship with a Europe-based industrialization partner to accelerate new product introduction and enable Ideanomics Mobility to expedite its expansion into important European markets.

At the operating business level, further investment is planned to support continuous technology and product development and the associated manufacturing and assembly expansion to support increasing demand and revenue achievement.
The global supply chain slowdowns and shipping container shortages continue to present challenges at each of the operating companies within the Ideanomics Mobility business unit.

VIA Motors (“VIA”)

The Company anticipates that its agreement to purchase VIA will close in the first quarter of 2022 and is subject to a shareholder vote for approval thereof.

With the acquisition of VIA, Ideanomics will acquire a business which has developed a unique commercial battery electric skateboard architecture in the high-growth Class 2 to 5 local and last mile delivery market segment. The skateboard architecture provides opportunity to customize the vehicle configuration in van or cab/chassis to meet specific customer needs. VIA is well advanced in the development and validation of the product and with the support of Ideanomics will transition to volume manufacturing by 2023.

Energica Motor Company (“Energica”)

During the first half of 2021 the Company took a minority ownership position in Energica Motor Company, a leading manufacturer of high-performance electric motorbikes with a global distributor network in development. The Company has since launched a tender offer to acquire the outstanding publicly traded shares of Energica that it does not already own, as well as a portion of the shares of management and affiliates. The acquisition of Energica will greatly strengthen the Company’s competitive position in the motorcycle market globally and bring the Company expertise in battery technology, powertrain, and telematics, which are core competitive advantages. The Company’s intent is to support Energica with its continued global expansion, the introduction of new models, and the expansion of its manufacturing and assembly facilities, as well as developing the application of its core technology to other noncompeting market sectors within the Ideanomics Mobility business unit and externally to other industrial applications.

Ideanomics China

The Company's operations in China continue to develop the business, selling ride hailing vehicles and EV batteries, and has recently executed on orders which have expanded its activities to include electric vans, trucks, and buses. A market has developed for used commercial EVs in China, which the Company has established operations to take advantage of. The China business is in discussions with major customers and OEMs to integrate and deploy WAVE technology in China and is working to develop ancillary financial products to make purchasing of commercial EVs simpler for fleet operators. The Company’s supply chain operations in China have helped alleviate some of the difficult current market conditions for electronic components to the benefit of its other operating companies.

Tree Technologies (“Treeletrik”)

Treeletrik has collaborated with Energica on the development of a new range of low power electric motorcycles which are anticipated for introduction to market in 2022. The development of the next generation of Treeletrik branded motorbikes will enable Treeletrik to remain competitive and leverages Energica’s technology and know-how; translated to the lower power commuter and delivery bike market segment which Treeletrik markets its products to. This technical collaboration demonstrates the synergistic nature of the Ideanomics Mobility operations, and the ability to leverage and apply IP, technology, and expertise to improve the Company’s products.

The contract with PSE for the purchase of 200,000 motorcycles is not progressing on the originally anticipated time scale, due to pandemic restrictions and the progress and performance of PSE in areas including local homologation. The Company is evaluating alternatives to fulfilling the order, including but not limited to establishing dealerships in Indonesia, Philippines, and Thailand starting in 2022 to directly enter these markets and take advantage of the opportunity surrounding the dependence on two and three-wheeled low-cost transportation in the region.

Treeletrik has been subjected to continuous rolling lockdowns in 2021 due to the COVID-19 pandemic. This has restricted the supply chain and ability to export products within the ASEAN region. The Company anticipates this situation to continue until such time as vaccination rates increase in Malaysia and surrounding countries.

Solectrac

The Company completed the acquisition of Solectrac, a California-based maker and distributor of electric powered tractors, in Q2 of 2021. Since acquisition the Company has invested in assimilating the business and has made investments in engineering, supply chain management, and operational leadership to scale the business.
The next stage of product development has been initiated, focused on ergonomic and application improvements, system upgrades the introduction of a range of Solectrac-compatible farming implements, and a re-styling exercise to strengthen Solectrac’s physical branding. To that end, Solectrac recently launched its E70N tractor, which is focused on vineyards and hobby farms.

A lease on a new facility, in proximity to the current facility, has been agreed to expand its manufacturing and assembly capacity to meet anticipated market demand. Solectrac has engaged the services a leading, global, automotive consultancy to design and implement a scalable and compliant manufacturing operation.

To support its growth objectives, Solectrac has commenced the development of a North American dealer and distribution network, which will help it in the marketing, distribution, sales, and servicing of its products and services.

US Hybrid

In Q2 of 2021, the Company completed the acquisition of US Hybrid, a California-based low and zero emission engineering and vehicle integration business which also manufactures Hydrogen fuel cells and power electronics for electric and hydrogen powered vehicles. Since the acquisition, the Company has invested in assimilating the business and has made investments in people and operations to help scale the business, which includes a lease on a new facility in Torrance, CA to expand its manufacturing and assembly capacity to meet the anticipated market demand.

Additionally, the Company is working with US Hybrid to further develop the resources required to expand its hydrogen fuel cell manufacturing subsidiary to meet the anticipated demand for hydrogen powered vehicles.

US Hybrid will continue to provide engineering services, fuel cells, power electronics, systems, and components, and associated vehicle integration services to both external customers and to internal companies within Ideanomics Mobility. US Hybrid will serve as a research and development resource across Ideanomics Mobility for BEV and FCEV.

WAVE

Since the acquisition of WAVE in January 2021, the Company has continued investment in facilities and resources to meet the anticipated demand for WAVE’s high power inductive wireless charging products. WAVE has continued to develop its high-powered induction capabilities beyond 250kW, successfully delivering systems at 125kW and 500kW, and is working with the U.S. Department of Energy and Paccar’s Kenworth division on a 1-Megawatt system for heavy trucking applications that is due for delivery in 2022. To support widespread adoption, WAVE is developing relationships with additional OEM partners to facilitate the integration of its vehicle-side hardware.

Over the next 12 months the Company will support WAVE with supply chain development and quality initiatives, cost reductions, and increased manufacturing and assembly capacity to improve production capabilities in response to market demand. To support its expansion plans, WAVE is adapting its products to meet the varying power requirements and standards for Europe and Asia.

Medici Motor Works (“Medici”)

Medici has taken a project approach, working with established OEMs in the bus and specialty vehicle markets to meet the zero emission needs of commercial fleet operators. The evaluation and application of Ideanomics IP and technologies to select OEM products is intended to provide differentiated product and service offerings for both off and on highway mobility.

Prettl Electronics Automotive (“PEA”)

In July of 2021, Ideanomics made a strategic minority investment in PEA to include exclusive sales and distribution rights of PEA charging and infrastructure products in North America. PEA is currently conducting in-field testing of its European products with partners in that region, and is planning to launch its North American products, to be assembled and certified in the U.S., during 2022.

IDEANOMICS CAPITAL

Financial technology (Fintech) continues to provide opportunities which could generate high rates of return through the deployment of technology to disrupt existing business models.

Timios Holdings, Inc. (“Timios”)

The Company’s acquisition of Timios in the first quarter of 2021 marks the first entrance into the real estate title agency and closing market. Management believes that through deployment of advanced technology and complimentary acquisitions it can increase Timios’ value. Timios experienced a Cybersecurity incident on July 27, 2021, and, as a consequence of the incident, there was a material reduction in the number of daily orders and revenue. The number of daily orders is recovering, however it is too early to predict when, and if, orders and revenue will return to pre-incident levels.

Delaware Board of Trade (“DBOT”) now known as JUSTLY

In recent months, the Company has restructured and relaunched its DBOT business as JUSTLY, a FINRA-registered broker dealer destination for ESG and thematic investments. The Company has hired an entirely new management team of experienced capital markets and regulatory professionals, implementing new systems for JUSTLY to leverage its new business model as a destination for crowdfunding as well as other associated offerings.

Other Ideanomics Capital Initiatives

The Company’s Ideanomics Capital business unit is providing the resources and expertise for the development of the financing programs which will underpin sales and revenues of Ideanomics Mobility. We call these financing programs Charging-as-a-Service (CaaS) and Vehicle-as-a-Service (VaaS), as part of our Ideanomics Mobility offering to commercial fleet operators.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

•The design and implementation of internal controls over the review of management’s inputs into valuation models and associated valuation outputs from third party valuation specialists.

•The design and implementation of internal controls over the revenue recognition process, specifically the failure to properly evaluate whether the Company was to be considered the principal or the agent in contracts with customers.

•There is a lack of sufficient personnel in accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and SEC disclosure requirements.

•Operating effectiveness of internal controls to identify and evaluate the accounting implications of non-routine transactions.

These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of June 30, 2021 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10‑Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with US GAAP.

Our evaluation excluded Timios, WAVE, Solectrac and US Hybrid which were acquired in the nine months ended September 30, 2021. As of and for the nine months ended September 30, 2021, Timios represented 7.5% of total assets and 71.1% of revenue, WAVE represented 11.5% of total assets and 6.0% of revenue, Solectrac represented 4.8% of total assets and 0.5% of revenue, and US Hybrid represented 9.8% of total assets and 1.8% of revenue. In accordance with guidance issued by the SEC, we expect to exclude the acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

We have restated our Quarterly Report on Form 10-Q as of and for the periods ended March 31, 2021 and June 30, 2021. The restatement of our prior condensed consolidated financial statements primarily reflects the correction of certain errors, which resulted from an incorrect application of US GAAP, as described in more detail elsewhere in the Quarterly Report on Form 10-Q/A for the periods ended March 31, 2021 and June 30, 2021. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our common stock, may result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified material weaknesses in our internal control over financial reporting, which, did and could continue to, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of September 30, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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
Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2021, other than those that were previously reported in the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the fiscal quarter ended September 30, 2021.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 30, 2021. by and among Ideanomics, Inc., Longboard Merger Corp., Via Motors International, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2021).

3.1*	Amendment No. 3 to the Second Amended and Restated Bylaw, adopted November 10, 2021.
10.1	Form of Voting and Support Agreement, dated August 30, 2021(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2021).
10.2
Secured Convertible Promissory Note issued by VIA Motors International, Inc. to Ideanomics, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2021).

10.3*	Framework Agreement, dated September 15, 2021.
10.4*	Shareholders Agreement, dated September 15, 2021.
10.5*	Employment Agreement of Robin Mackie, dated as of August 29, 2021.
10.6
Controlled Equity Offering Sales Agreement by and between Ideanomics, Inc. and Cantor Fitzgerald & Co. dated as of August 12, 2021(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2021).

10.7*	Subscription Agreement dated as of July 26, 2021, and entered into between the Company and the MDI Keeper’s Fund, L.P.
10.8*	Investment Agreement relating to PRETTL Electronics Automotive GmbH
10.9*	Shareholders’ Agreement relating to PRETTL Electronics Automotive GmbH
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
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