Form 10-Q
period 2022-03-31
IDEANOMICS, INC.
filed 2022-09-09
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
212-206-1216
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, $0.001 par value per share	IDEX	The Nasdaq Capital Market
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
Yes ☐      No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 492,449,892 shares as of September 7, 2022.

QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED MARCH 31, 2022

Use of Terms
Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation, and its consolidated subsidiaries.
The following is a glossary of certain terms used in this report:

$	refers to the legal currency of the United States.
ASC 606	refers to Accounting Standards Codification Topic 606, Revenue From Contracts With Customers.
ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 810	refers to Accounting Standards Codification Topic 810, Consolidation.
ASEAN	refers to the Association of Southeast Asian Nations.
ASU 2015-02	refers to Accounting Standards Update 2015-02 Consolidation (Topic 810).
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2019-12	refers to Accounting Standards Update 2019-12, Income Taxes (Topic 740).
ASU 2020-06	refers to Accounting Standards Update 2020-06, Debt (Topic 470).
ASU 2021-04	refers to Accounting Standards Update 2021-04, Earning Per Share.
BEV	refers to battery electric vehicles.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
COVID-19	refers to Novel Coronavirus 2019.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dr. Wu.	refers to Dr. Bruno Wu., the former Chairman of the Company as of December 31, 2020.
Energica	refers to Energica Motor Company, S.P.A., manufacturer of high-performance electric motorcycles.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
Fintech Village	refers to the Global Headquarters for Technology and Innovation in Connecticut.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be
GAAP	refers to generally accepted accounting principles in the United States of America.
GDPR	refers to General Data Protection Regulation.
Glory	refers to Glory Connection Sdn. Bhd.
Grapevine	refers to Grapevine Logic, Inc. a previously wholly-owned subsidiary of Ideanomics focused on influencer marketing.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
Ideanomics	refers to Ideanomics Inc.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
MDI Fund	refers to the Minority Depository Institution Keepers Fund.

Medici	refers to Medici Motor Works.
NASDAQ	refers to the Nasdaq Stock Market.
New Energy	refers to Qingdao Medici New Energy Vehicle Co., Ltd. , formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.
OEM	refers to original equipment manufacturer.
OPEX	refers to the day-to-day operating expenses of a business.
PEA	refers to Prettl Electronics Automotive.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
PBOC	refers to the People’s Bank of China.
PRC	refers to the People’s Republic of China.
Sarbanes-Oxley Act	refers to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
Securities Act	refers to the Securities Act of 1933, as amended.
Silk EV Note	refers to the convertible promissory note Ideanomics entered into with Silk EV Cayman LP.
Solectrac	refers to Solectrac, Inc., which was acquired on June 11, 2021.
The 2010 Plan	refers to the 2010 Stock Incentive Plan.
The Company	refers to Ideanomics Inc.
Timios	refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021.
TM2	refers to Technology Metals Market Limited, a London based digital commodities issuance and trading platform for technology metals.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. dollars	refers to the legal currency of the United States.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation, which was acquired on June 20, 2021.
USD	refers to the legal currency of the United States.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric skateboard architecture.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.
WAVE Agreement	refers to the agreement and plan of merger the Company entered into to acquire 100% of Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$170,757	$269,863
Accounts receivable, net	3,393	3,338
Contract assets	2,649	2,772
Amount due from related parties	290	266
Available-for-sale securities	3,917	—
Notes receivable from related party	—	697
Notes receivable from third parties	56,212	54,907
Inventory	21,855	6,159
Prepaid expenses	26,068	20,015
Other current assets	4,703	4,490
Total current assets	289,844	362,507
Property and equipment, net	5,547	2,905
Intangible assets, net	89,583	42,546
Goodwill	75,754	16,161
Operating lease right of use assets	18,833	12,827
Long-term investments	23,073	35,588
Other non-current assets	1,537	903
Total assets	$504,171	$473,437

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$16,181	$6,674
Deferred revenue (including customer deposits of $5,623 and $3,163 as of March 31, 2022 and December 31, 2021, respectively)	8,370	5,392
Accrued salaries	6,473	8,957
Amount due to related parties	2,512	1,102
Other current liabilities	10,557	7,137
Current portion of operating lease liabilities	3,855	3,086
Current contingent consideration	722	648
Promissory note-short term	3,945	312
Convertible promissory note due to third-parties-short term	58,376	57,809
Total current liabilities	110,991	91,117
Promissory note-long term	1,850	—
Operating lease liability-long term	14,646	9,647
Non-current contingent consideration	145	350
Deferred tax liabilities	9,845	5,073
Other long-term liabilities	632	620
Total liabilities	138,109	106,807
Commitments and contingencies (Note 18)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2022 and December 31, 2021	1,262	1,262
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 497,747,525 shares and 497,272,525 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	498	497
Additional paid-in capital	970,838	968,066
Accumulated deficit	(634,270)	(605,758)
Accumulated other comprehensive income	1,147	222
Total Ideanomics, Inc. shareholders' equity	338,213	363,027
Non-controlling interest	26,587	2,341
Total equity	364,800	365,368
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$504,171	$473,437
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue from sales of products (including from a related party of $0 and $1 for the three months ended March 31, 2022 and 2021, respectively)	$14,877	$4,515
Revenue from sales of services	10,460	25,210
Other revenue	54	214
Total revenue	25,391	29,939
Cost of revenue from sales of products (including from a related party of $0 and $4 for the three months ended March 31, 2022 and 2021, respectively)	15,738	4,318
Cost of revenue from sales of services	9,583	14,748
Cost of other revenue	50	160
Total cost of revenue	25,371	19,226
Gross profit	$20	$10,713

Operating expenses:
Selling, general and administrative expenses	37,095	16,889
Research and development expense	1,014	10
Asset impairments	81	—
Change in fair value of contingent consideration, net	(131)	494
Litigation settlement	—	5,000
Depreciation and amortization	1,285	1,328
Total operating expenses	39,344	23,721

Loss from operations	(39,324)	(13,008)

Interest and other income (expense):
Interest income	763	157
Interest expense	(579)	(574)
Loss on disposal of subsidiaries, net	(148)	(30)
Gain on remeasurement of investment	10,965	—
Other income (expense), net	191	(338)
Loss before income taxes and non-controlling interest	(28,132)	(13,793)

Income tax benefit	378	7,345
Equity in loss of equity method investees	(1,338)	(154)

Net loss	(29,092)	(6,602)

Net loss attributable to common shareholders	(29,092)	(6,602)

Net loss attributable to non-controlling interest	580	120

Net loss attributable to Ideanomics, Inc. common shareholders	$(28,512)	$(6,482)

Earnings (loss) per share
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average shares outstanding:
Basic	497,359,747	391,125,134
Diluted	497,359,747	391,125,134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(29,092)	$(6,602)
Other comprehensive loss, net of nil tax:
Foreign currency translation adjustments	1,209	(693)
Comprehensive loss	(27,883)	(7,295)
Comprehensive loss attributable to non-controlling interest	296	433
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(27,587)	$(6,862)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Three Months Ended March 31, 2021
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(349,747)	$1,231	$183,695	$3,739	$187,434
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Contingent shares	—	—	7,658	—	—	7,658	—	7,658
Common stock issuance for acquisition	10,181,299	10	32,366	—	—	32,376	—	32,376
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net loss	—	—	—	(6,482)	—	(6,482)	(235)	(6,717)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(380)	(380)	(313)	(693)
Balance, March 31, 2021	419,469,800	$419	$768,812	$(356,229)	$851	$413,853	$3,191	$417,044
__________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
** Excludes deemed dividend related to warrant repricing
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands) Continued

	Three months ended March 31, 2022
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2022	497,272,525	$497	$968,066	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	2,355	—	2,355
Common stock issuance for professional fee	350,000	1	434	—	—	435	—	435
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	(83)	—	(83)
Common stock issued under employee stock incentive plan	125,000	—	66	—	—	66	—	66
Deconsolidation of subsidiary	—	—	—	—	—	—	(236)	(236)
Acquisition of Energica	—	—	—	—	—	—	24,778	24,778
Net loss	—	—	—	(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	925	925	284	1,209
Balance, March 31, 2022	497,747,525	$498	$970,838	$(634,270)	$1,147	$338,213	$26,587	$364,800
________________________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(29,092)	$(6,602)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,355	2,040
Depreciation and amortization	1,285	1,328
Non-cash lease expense	878	—
Non-cash interest expense (income)	(718)	417
Income tax benefit	(378)	(7,620)
Disposal of cost method investment	—	212
Equity in losses of equity method investees	1,338	154
Other income (forgiveness of liabilities)	43	—
Loss on disposal of subsidiaries	180	—
Issuance of common stock for professional fees	749	—
Gain on extinguishment of debt	—	1,162
Change in fair value of contingent consideration	(131)	494
Impairment of other assets	81	—
Gain on remeasurement of equity method investment	(10,965)	—
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	1,183	2,144
Inventory	(6,428)	(252)
Prepaid expenses and other assets	(3,967)	1,579
Accounts payable	6,624	2,438
Deferred revenue	1,933	(613)
Amount due to related parties	101	348
Accrued expenses, salary and other current liabilities	(6,991)	5,342
Net cash( used in) provided by operating activities	(41,920)	2,571

Cash flows from investing activities:
Acquisition of property and equipment	(1,132)	(157)
Acquisition of intangible asset	(85)	—
Disposal of subsidiaries, net of cash disposed	(417)	—
Acquisition of subsidiaries, net of cash acquired	(54,889)	(55,265)
Long term investment	(120)	(15,707)
Notes receivable	(514)	(15,000)
Net cash used in investing activities	(57,157)	(86,129)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	220,000
Proceeds from exercise of options and warrants and issuance of common stock	—	53,659
Repayments from/to third parties	(147)	—
Tax withholding paid for net share settlement of equity awards	(83)	—
Net cash (used in) provided by financing activities	(230)	273,659
Effect of exchange rate changes on cash	201	(9)
Net (decrease) increase in cash and cash equivalents	(99,106)	190,092

Cash and cash equivalents at the beginning of the period	269,863	165,764

Cash and cash equivalents at the end of the period	$170,757	$355,856

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—

Cash paid for interest	$—	$—

Issuance of shares for acquisition	$—	$32,377
Issuance of shares for convertible notes conversion	$—	$140,126
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and the United States through its subsidiaries.
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the three months ended March 31, 2022, the Company completed one acquisition. We are in the in the process of filing the necessary disclosures in anticipation of obtaining the required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million and an earnout payment of up to $180.0 million. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. Anticipated segments are, Ideanomics Mobility, which will encompass the entities with businesses centered in the EV market, Ideanomics Capital, will encompass businesses centered in the finance/real estate market, Other which will encompass businesses that do not operate in the sectors covered by Ideanomics Mobility and Ideanomics Capital and a corporate entity which will encompass costs associated with head office operations, with the combination/consolidation of all segments and the corporate entity comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level; the Company has appointed business unit managers for Ideanomics Mobility and Ideanomics Capital and is in the process of and revising its internal reporting, budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
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
Recent Developments
Energica Tender Offer
On September 15, 2021, the Company announced it had entered into an agreement to launch a voluntary conditional tender offer in concert with the founders of Energica for shares of Energica, pursuant to which Ideanomics plans to increase its investment from 20.0% in Energica to approximately 70.0%. The Energica founders shall continue to own 29.0% of Energica.

On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March 7, 2022 the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.
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
The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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
Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2021 Form 10-K. During the three months ended March 31, 2022, the Company acquired one business, Energica, which resulted in the adoption of the following accounting policies with respect to that business.
Inventory
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value, with cost generally computed on a FIFO basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to costs of revenue. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value.
The composition of inventory is as follows (in thousands)~~:~~

	March 31, 2022	December 31, 2021
Raw materials	$11,162	$245
Work in progress	7,304	90
Finished goods	3,389	5,824
Total	$21,855	$6,159
The majority of the inventory is held in US Hybrid, Solectrac and Energica entities and represents finished assemblies and sub assemblies to be used in delivering electric powertrain components and electric tractors to customers, respectively.
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
Product Warranties
The acquired EV entities' standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of March 31, 2022 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE's acquisition.
Effects of COVID 19
COVID-19 is an infectious disease caused by severe acute respiratory syndrome coronavirus. The disease was first identified in December 2019 in Wuhan, the capital of China’s Hubei province, and has since spread globally, resulting in the ongoing COVID-19 pandemic.
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

The Company has a pending acquisition of VIA, a U.S. manufacturer of electric commercial vehicles including Class 2 through Class 5 cargo vans, trucks, and buses. The Company is in the in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million, more than $62.9 million of which has been paid to date (prior to closing) in cash as documented in the form of convertible notes, as well as an earnout payment of up to $180.0 million. In addition, the company has provided an incremental $11.7 million in bridge financing to VIA for the support of ongoing operations due to the delay in closing. This bridge loan will be forgiven at the time of closing. The remaining consideration for the acquisition of VIA is to be consummated with Ideanomics common stock, rather than cash. However, transaction fees are material and estimated to be $45.0 million, and it is anticipated that VIA will require operational and capital funding of $260.0 million in the next twelve months. The Company has filed a registration statement on Form S-4 regarding shareholder approval for the transaction. As of the date of these financial statements, the registration statement had not been declared effective, and the financial statements contained therein must be updated to December 31, 2021. An amended S-4 statement with the required updated financial statements is anticipated to be filed with the SEC in the fourth quarter of 2022. The terms of the agreement stated that either party may terminate the agreement under specified conditions as of August 31, 2022, however the Company has exercised its option to extend that date to September 30, 2022.

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

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations or the addition of the one planned acquisitions in various stages of completion. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2020 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur. As described in Note 13, on October 25, 2021 the Company executed a security purchase agreement with YA II PN, whereby the Company issued a convertible note of $75.0 million, and received aggregate gross proceeds of $75.0 million. The note is scheduled to mature on October 24, 2022 and bears interest at an annual rate of 4.0%, which would increase to 18.0% in the event of default. The note has a fixed conversion price of $1.88. The conversion price is not subject to adjustment except for subdivisions or combinations of common stock. Commencing April 1, 2022, the Company has the obligation to redeem $8.3 million per month, against the unpaid principal. This amount may be reduced by any conversions by YA II or optional redemptions made by the Company. As of December 31, 2021, after the conversion of principal in the amount of $17.5 million, $57.5 million remained outstanding.

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

As of June 30, 2022, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $85.5 million of which $12.2 million is held by the Company’s subsidiaries located in China and is subject to foreign exchange control regulations and $2.2 million is minimum regulatory capital required to be held by US operating companies – we do not consider cash balances held in China or required minimum regulatory capital to be part of the Company’s liquid cash balances. The Company has experienced greater net losses and negative cash flows from operating and investing activities in the third quarter consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-Q, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. On September 2, 2022, the Company entered into a SEPA with YA II PN. Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to 60 million shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA, unless earlier terminated due to satisfaction of the terms therein. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock up to 5.0 million shares. The shares would be purchased at a purchase price equal to 95.0% of the market price (as defined in the SEPA). In addition, the issuance of shares under the SEPA would be subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s outstanding Common Stock as of the date September 2, 2022. The SEPA will become available when the Company has an effective S-1 registration statement, which is expected to occur during the fourth quarter of 2022.
Although management continues to these facilities and other opportunities to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented.

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

Note 2.    Immaterial Corrections of Prior Period Financial Statements

In the fourth quarter of 2021, the Company became aware of immaterial errors related to amortization expense on certain intangible assets acquired in various acquisitions, the classification of gains and losses from equity method investments, and the accounting for non-controlling interest and income taxes related to the Company’s acquisition of 51% of the ownership interests of Tree Technologies, a Malaysian company engaged in the EV market in December 2019. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250, “Accounting Changes and Error Corrections” and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the prior period consolidated financial statements have been revised in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in the year ended December 31, 2021. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the condensed consolidated financial statements for the three months ended March 31, 2021, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three months ended March 31, 2021 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Previously Reported	Adjustment	As Revised
Cost of revenue – sales of products	$4,354	$161	$4,515
Cost of revenue – sales of services	14,742	6	14,748
Total cost of revenue	19,096	130	19,226
Gross profit	10,842	(129)	10,713
Selling, general and administrative	17,019	(130)	16,889
Depreciation and amortization	1,128	200	1,328
Total operating expenses	23,651	70	23,721
Loss from operations	(12,809)	(199)	(13,008)
Loss on disposal of subsidiaries, net	(212)	182	(30)
Other income (expense), net	(156)	(182)	(338)
Loss before income taxes and non-controlling interest	(13,594)	(199)	(13,793)
Income tax benefit	7,256	89	7,345
Equity in loss of equity method investees	(237)	83	(154)
Net loss	(6,575)	(27)	(6,602)
Foreign currency translation adjustments	(860)	167	(693)
Comprehensive loss	(7,435)	140	(7,295)
Comprehensive loss attributable to non-controlling interest	552	(119)	433
Comprehensive loss attributable to Ideanomic, Inc. shareholders	$(6,883)	$21	$(6,862)

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2021 (in thousands):

	Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(6,575)	$(27)	$(6,602)
Equity in losses of equity method investees	237	(83)	154
Accounts receivable	2,600	(456)	2,144
Inventory	117	(369)	(252)
Prepaid expenses and other assets	1,653	(74)	1,579
Accrued expenses, salary and other current liabilities	$4,534	$808	$5,342

Note 3.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

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
In May 2021, the FASB issued ASU No. 2021-04, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The Company adopted ASU 2021-04 on January 1, 2022. The Company has no freestanding equity-classified written call options. The effect will largely depend on the terms of written call options or financings issued or modified in the future.
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

Note 4.    Revenue
The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Geographic Markets
Malaysia	$17	$7
USA	11,760	26,876
PRC	13,235	3,056
Italy	$379	$—
Total	$25,391	$29,939

Product or Service
Electric vehicles products	$14,623	$3,030
Electric vehicles services	83	32
Charging, batteries and powertrain products	254	1,485
Charging, batteries and powertrain services	452	140
Title and escrow services	9,925	24,841
Digital advertising services and other	—	197
Other revenue	54	214
Total	$25,391	$29,939

Timing of Revenue Recognition
Products and services transferred at a point in time	$24,856	$29,554
Services provided over time	535	385
Total	$25,391	$29,939

In the three months ended March 31, 2022 and 2021, the Company recognized revenue of $2.1 million and $0.1 million recorded in deferred revenue as of the beginning of the periods, respectively.

In the three months ended March 31, 2022 and 2021, the Company recorded grant revenue of $50,000 and $0.2 million, respectively, in "Other revenue" in the condensed consolidated statements of operations.

Note 5.    Available-for-Sale Securities

The Company accounts for its available-for-sale securities at their fair value, with changes in fair value, if any, recorded in other comprehensive income. The fair value of available-for-sale securities is determined utilizing Level 3 inputs, as further discussed below.

The following table provides certain information related to available-for-sale debt securities (in thousands):

	As of March 31, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
Available-for-sale securities:
SILK EV Note (a)	$15,000	$902	$4	$(20)	$(15,886)	$	$—
Equity and debt securities (b)	4,114	—	0	(197)	—		3,917
Total available-for-sale securities	$19,114	$902	$4	$(217)	$(15,886)		$3,917
(a)Silk EV Convertible Promissory Note
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

SILK EV did not remit payment of principal and interest on the scheduled maturity date of January 28, 2022, and the Company has sent a notice of default. The Company determined that the Silk EV note was fully impaired and recorded an impairment loss of $15.8 million recorded in "Asset impairment" in the year ended December 31, 2021.
(b)Equity and debt Securities

As of March 31, 2022, the fair value of equity securities held by the Company was $3.9 million. The securities are classified as a Level 1 financial instrument.

Note 6    Notes Receivable from Third Parties

Notes receivable consists of the following (in thousands):

	As of March 31, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$42,500	$997	$—	$—	$—	$43,497
Inobat Note (b)	11,819	233	149	—	—	12,201
Timios Note (c)	514	—	—	—	—	514
Total notes receivable	$54,833	$1,230	$149	$—	$—	$56,212

	As of December 31, 2021
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$42,500	$578	$—	$—	$—	$43,078
Inobat Note (b)	11,819	10	—	—	—	11,829
Total notes receivable	$54,319	$588	$—	$—	$—	$54,907
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
The principal amount of the convertible promissory note is €10.0 million ($11.4 million) is unsecured, bears interest at an annual rate of 8.00%, and the scheduled maturity date is December 28, 2022.
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

March 31, 2022
Probability	50%
Yield rate	17.5%
(c)Timios Promissory Notes

During the first quarter of 2022, Timios purchased mortgage notes at a fair value of $0.5 million, the notes bear interest of 3.5% and 4.875%. The notes mature August 2043 and December 2049. Installments for the loans are approximately $3,000. There was no interest recorded for the three months ended March 2022.

Note 7.    Acquisitions and Divestitures
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
For all acquisitions, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.

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

Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company has included tables for the respective acquisitions by calendar year below. Where a purchase price allocation is considered final this has been disclosed respectively.

In addition to evaluating potential acquisitions, the Company may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. Details and the impacts of any dispositions are noted below.
2022 Acquisitions
The Company has completed the below acquisition in the three months ended March 31, 2022. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations.
Acquisition Energica

On March 3, 2021, the Company entered into an investment agreement with Energica Motor Company S.p.A (Energica) to acquire 20.0% of Energica share capital. On September 15, 2021, the Company announced it had entered into an agreement to launch a voluntary conditional tender offer in concert with the founders of Energica for shares of Energica, pursuant to which

Ideanomics planned to increase its investment from 20.0% in Energica to approximately 70.0%. The Energica founders shall continue to own approximately 29.0% of Energica.

On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022 the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

The preliminary purchase price was $58.1 million including $2.0 million in cash obtained through the acquisition. The purchase price was paid in cash and funded from available cash resources. The table below summarizes the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed in the acquisition of Energica. These preliminary estimates of the fair value are subject to revisions, which may result in an adjustment to the preliminary values presented below.

(Dollars in thousands)
Cash paid at closing, including working capital estimates	$58,140
Fair value of previously held interest	22,183
Fair value of non-controlling interest	24,778
Purchase price	$105,101

Allocated to:
Current assets	$19,708
Property and equipment, net	1,927
Intangible assets –Customer relationships	14,226
Intangible assets – Development technology	18,603
Intangible assets – Trademark and trade name	14,496
Goodwill	58,643
Other assets	2,775
Current liabilities	(16,894)
Other liabilities	(8,383)
Fair value of assets acquired, less liabilities assumed	$105,101

The useful lives of the intangible assets acquired is as follows:

Energica
Intangible assets – customer relationships	13.0
Intangible assets – development technology	8.0
Intangible assets – trademark and tradename	25.0
Weighted average	14.7
The estimated amortization expense related to these intangible assets for each of the years subsequent to March 31, 2022 is as follows (amounts in thousands):

2022 remaining	$3,160
2023	3,972
2024	3,972
2025	3,972
2026	3,972
2027 and beyond	27,579
Total	$46,627

Amortization expense related to intangible assets created as a result of Energica acquisition for three months ended March 31, 2022 was $0.4 million~~.~~
The goodwill from the Energica acquisition represents future economic benefits that we expect to achieve as a result of the Energica acquisition, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.
Revenue of $0.4 million and net loss of $0.8 million for the three months ended June 30, 2022, respectively, have been included in the condensed consolidated financial statements. As the Company did not consolidate Energica prior to the acquisition date of March 14, 2022, there are no results to disclose, these have been included in the unaudited proforma information below.

2021 Acquisitions
The Company completed the below acquisitions in 2021. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations. Accordingly, consideration paid by the Company to complete the acquisitions is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. Management considers the valuations final for the 2021 Acquisitions.
The acquisitions below are collectively defined as the 2021 Acquisitions.
Timios
On January 8, 2021 the Company purchased 100% of Timios and its affiliates, a privately held company, pursuant to a stock purchase agreement for a purchase price of $40.0 million, net of cash acquired of $6.5 million. The purchase price was paid in cash and pursuant to the Agreement, $5.1 million of the cash consideration was paid into escrow pending a one year indemnification review.
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
Revenue of $9.9 million and $27.6 million and net loss of $2.0 million and net income of $3.4 million for the three months ended March 31, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
The final purchase price allocation for Timios is summarized in the table below.

Refer to Note 10 for information related to an impairment charge recognized for the Timios reporting unit during the year ended December 31, 2021.

WAVE
On January 15, 2021 the Company purchased 100% of WAVE, a privately held company, pursuant to an agreement and plan of merger for a purchase price of $15.0 million of cash plus a total of 12.6 million unregistered shares of the Company’s common stock, valued at $40.0 million at the date of closing. Pursuant to the Wave Agreement, $5.0 million of the cash consideration was paid into escrow pending a one year indemnification review. The WAVE Agreement provided that 3.6 million shares of the Company’s common stock be held back at closing, to be released upon the receipt of certain customer consents not obtained prior to closing.
WAVE is a technology company focused on creating practical and economical solutions for the worldwide transit and off-road EV markets and is a leading provider of wireless charging solutions for medium and heavy duty EVs. The Company expects WAVE to create immediate synergies with its existing EV initiatives as it brings wireless charging to the Company’s current product offerings.

As of March 31, 2022, 0.5 million of the Company’s common stock remains unissued pending receipt of a final consent. Since receipt of this consent is probable, the Company has included the total common shares to be issued as contingent consideration as of the acquisition date of $11.4 million as of the acquisition date. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the agreement would not be issued to the sellers. The Company has extended the time frame for this contractual provision as the receipt of the consents is outside the control of the former WAVE shareholders.
In addition to the purchase price to be paid at closing, the WAVE Agreement contains three earnouts that could result in additional payments of up to $30.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics for 2021 and 2022 collectively. The Company considers this earnout to be contingent consideration that as of the acquisition date is unlikely to occur and has therefore attributed zero value for purposes of the preliminary purchase price allocation. No earnout was either recorded or earned for the periods ending December 31, 2021 and March 31, 2022. The Company will continue to monitor the fair value of this contingent considerations with any changes being recorded in the consolidated statement of operations if and when a change occurs.
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
Revenue of $0.5 million and $1.8 million and net loss of $3.3 million and $0.6 million, for the three months ended March 31, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
The final purchase price allocation for WAVE is summarized in the table below.
Refer to Note 10 for information related to an impairment charge recognized for the WAVE reporting unit during the year ended December 31, 2021.

US Hybrid

On June 10, 2021, the Company purchased 100% of US Hybrid, a privately held company, pursuant to an agreement and plan of merger for a purchase price of $50.0 million in a combination of $30.0 million in cash and 6.6 million in unregistered shares of the Company's common stock, valued at $20.9 million at the date of closing. Pursuant to the agreement, $1.0 million of cash consideration was paid into escrow pending a true up of net working capital within 90 days of the closing date. The agreement provided that the 6.6 million shares were paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any.
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
The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $16.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of March 31, 2022 the Company has accrued $1.0 million of this retention plan as certain criteria for the first performance period continue to be partially met. Criteria associated with the second and third performance periods are not probable of being met and will be evaluated on a regular basis once those performance periods commence.

Revenue of $0.3 million and net loss of $1.9 million, for the three months ended March 31, 2022, respectively, have been included in the condensed consolidated financial statements. As the Company did not consolidate US Hybrid until the acquisition date of June 10, 2021 there is no comparative activity, this has been included in the Unaudited Proforma Information below.

The final purchase price allocation for US Hybrid is summarized in the table below.

Refer to Note 10 for information related to an impairment charge recognized for the US Hybrid reporting unit during the year ended December 31, 2021.

Solectrac

On June 11, 2021, the Company purchased the remaining 78.6% of Solectrac, a privately held company, pursuant to an agreement and plan of merger for a purchase price of $18.0 million. The Company had previously acquired 21.4% of Solectrac in 2020. The Company now owns 100% of Solectrac. The purchase price was paid in cash and pursuant to the agreement $2.0 million of cash consideration was paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any. In conjunction with the acquisition of Solectrac, the Company remeasured the 21.4% previously accounted for as an equity method investment. The Company remeasured the previous equity investment by grossing up the value of the 21.4% equity ownership to reflect the proceeds paid to gain control of Solectrac. This remeasurement resulted in a gain of $2.9 million recorded in the year ended December 31, 2021, this was recorded in Gain on remeasurement of investment, in our consolidated statement of operations.

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
In addition to the purchase price to be paid at closing, the Solectrac Agreement contains three earnouts that could result in additional payments of up to $6.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics in calendar year 2023. The Company considers this earnout to be contingent consideration that as of the acquisition date is probable to occur in certain years and has attributed $2.4 million as additional consideration for purposes of the preliminary purchase price allocation. Of the $2.4 million, $1.6 million was included in the purchase price allocation and $0.8 million has been recorded as an expense for the year ended December 31, 2021 in the consolidated statement of operations, other income (expense) caption. The Company will continue to monitor the fair value of this contingent consideration with any changes being recorded in the consolidated statement of operations if and when a change occurs.

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of March 31, 2022 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $1.1 million and net loss of $2.8 million, for the three months ended March 31, 2022, respectively, have been included in the condensed consolidated financial statements. As Solectrac was not consolidated until the acquisition date of June 11, 2021 there is no comparative activity, this has been included in the Unaudited Proforma Information below.

The final purchase price allocation for Solectrac is summarized in the table below.
Refer to Note 10 for information related to an impairment charge recognized for the Solectrac reporting unit during the year ended December 31, 2021.

Acquisition Method Accounting Estimates

The table below reflects the Company’s final purchase price allocations of the acquisition date fair values of the assets acquired and liabilities assumed for the 2021 Acquisitions (in thousands):

	Solectrac	US Hybrid	Timios	WAVE
Purchase Price
Cash paid at closing, including working capital estimates	$18,025	$30,139	$46,576	$15,000
Fair value of previously held interest	5,287	—
Fair value of common stock	—	20,877	—	28,616
Fair value of contingent consideration	1,640	—	—	11,418
Total purchase consideration	$24,952	$51,016	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	2,700	3,793	7,292	2,820
Property, plant and equipment	30	5	429	—
Other assets	45	52	48	—
Intangible assets – tradename	4,210	1,740	8,426	12,630
Intangible assets – lender relationships	—	—	16,600	—
Intangible assets - technology	2,350	5,110
Intangible assets – patents	—	—	—	13,000
Intangible assets - non-compete	—	520	—	—
Intangible assets – licenses	—	—	1,000	—
Indefinite lived title plant	—	—	500	—
Goodwill	17,714	42,218	21,824	35,689
Total assets acquired	27,049	53,438	56,119	64,139

Liabilities assumed:
Current liabilities	(509)	(1,602)	(4,306)	(4,578)
Deferred tax liability	(1,588)	(820)	(5,237)	(4,527)
Total liabilities assumed	(2,097)	(2,422)	(9,543)	(9,105)

Net assets acquired	$24,952	$51,016	$46,576	$55,034

Intangible Assets

During the year-ended December 31, 2021 the Company identified impairment indicators related to the 2021 Acquisitions resulting from changing market conditions and sustained supply chain issues that negatively impacted the subsidiaries' projections. The Company impaired all of the intangible assets for WAVE, US Hybrid and Solectrac. The intangibles assets related to Timios were partially impaired. Refer to Note 10 of the Form 10-K filed on September 2, 2022 for additional details of the impairment. The table below represents the useful lives for the remaining intangibles assets related to the 2021 Acquisitions:

Timios
Intangible assets – tradename	15
Intangible assets – lender relationships	7
Intangible assets – licenses	15
Weighted average useful life	10
The estimated amortization expense adjusted for the impairment related to the remaining intangible assets for each of the years subsequent to March 31, 2022 is as follows (amounts in thousands):

2022 remaining	$699
2023	932
2024	933
2025	933
2026	933
2026 and beyond	5,296
Total	$9,726
Amortization expense related to the 2021 Acquisitions was $0.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
Goodwill
Cumulative Goodwill, excluding any impairments, in the amount of $117.4 million was recorded as a result of the 2021 Acquisitions. The goodwill from the 2021 Acquisitions represent future economic benefits that we expect to achieve as a result of the acquisitions period, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for any of the 2021 Acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Refer to Note 10 for information related to an impairment charge recognized for the 2021 Acquisitions during the year ended December 31, 2021. This impairment charge reflected the impact of changing market conditions and sustained supply chain issues that negatively impacted the subsidiaries' projections.

2021 and 2022 Transaction Costs
Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions.
•The Company incurred transaction costs of $0.2 million and $0.3 million during the three months ended March 31, 2022 and 2021, related to the 2021 Acquisitions, immaterial transactions and the evaluation of other opportunities, respectively, other than Energica.
•The Company incurred transaction costs of $0.6 million during the three months ended March 31, 2022 related to the Energica acquisition.
Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows.
Unaudited Pro forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s acquisitions as if the acquisitions had occurred on January 1, 2021. The Company filed an Amended Form 8-K on April 6, 2021 to disclose unaudited pro forma financial information, and explanatory notes, related to the acquisition of Timios as it met the criteria of a significant acquisition. The remainder of the 2021 Acquisitions and the Energica acquisition did not meet the criteria of a significant acquisition, in aggregate or individually.
The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any material, nonrecurring adjustments directly attributable to the 2021 Acquisitions or the Energica acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions occurred on January 1, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
(Amounts in thousands, except per share and share data)

Total revenue	$28,523	$34,436

Net loss attributable to IDEX common shareholders	(30,141)	(12,010)

Earnings (loss) per share
Basic and Diluted	$(0.06)	$(0.03)

Weighted average shares outstanding
Basic and Diluted	497,359,747	393,191,290

Dispositions

Seven Stars Energy Pte. Ltd.
On February 9, 2022, the Company transferred its 51.0% interest in Seven Starts Energy Pte. Ltd. to Fan Yurong, a current shareholder of SSE, for a nominal amount.

The Company recognized a disposal loss of $0.5 million as a result of the deconsolidation of SSE and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the three months ended March 31, 2022.

Grapevine

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

Refer to Note 9 for additional information concerning the investment in FNL.

Note 8.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$5,002	$4,945
Less: allowance for doubtful accounts	(1,609)	(1,607)
Accounts receivable, net	$3,393	$3,338
As of March 31, 2022 and December 31, 2021, the gross balance includes the taxi commission revenue receivables from the related party Qianxi of $1.3 million and $1.3 million, respectively. These balances are fully reserved in the balances stated above.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	March 31, 2022	December 31, 2021
Balance at the beginning of the period	$(1,607)	$(1,219)
Increase in the allowance for doubtful accounts	—	(350)
Effect of change in foreign currency exchange rates	(2)	(38)
Balance at the end of the period	$(1,609)	$(1,607)
For the quarter ended March 31, 2022, the Company did not increase its allowance for doubtful accounts for accounts receivable from a third-party. In the year ended December 31, 2021, the Company increased its allowance for doubtful accounts by $0.4 million for accounts receivable from a third-party.
Note 9.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	March 31, 2022	December 31, 2021
Furniture and office equipment	$2,234	$1,432
Vehicle	901	900
Leasehold improvements	1,368	581
Machinery and equipment	2,134	825
Total property and equipment	6,637	3,738
Less: accumulated depreciation	(1,090)	(833)
Property and equipment, net	$5,547	$2,905

The Company recorded depreciation expense of $0.3 million and $0.1 million, which is included in its operating expense, for the three months ended March 31, 2022 and 2021, respectively.
Fintech Village

On January 28, 2021, the Company’s Board accepted an offer of $2.8 million for Fintech Village, which was a 58-acre former University of Connecticut campus in West Hartford and subsequently signed a sale contract on March 15, 2021. The Company estimated the costs to sell Fintech Village to be $0.2 million and recorded these costs in “Loss on disposal of subsidiaries, net”

In the three months ended December 31, 2021, the Company closed on the sale of Fintech Village for $2.8 million, excluding commissions and other costs of $0.2 million.

The asset retirement obligations were derecognized in the three months ended December 31, 2021.

Note 10.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and seven reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2021	$705
Measurement period adjustment	186
Impairment (a,b,c,d,e)	(101,470)
Acquisitions	117,445
Effect of change in foreign currency exchange rates	(1)
Disposal of Grapevine (d)	(704)
Balance as of December 31, 2021	16,161
Acquisitions	58,689
Effect of change in foreign currency exchange rates	904
Balance as of March 31, 2022	$75,754

(a)On July 26, 2021, Timios experienced a systems outage that was caused by a cybersecurity incident, which caused disruption to parts of Timios’ business, including its ability to perform its mortgage title, closing and escrow services offerings. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. The Company determined that an indicator of potential impairment existed and decided to perform an interim quantitative tangible and intangible asset and goodwill impairment tests for its Timios reporting unit.

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

(b)For the year ended December 31, 2021, market conditions and supply chain issues have had an adverse impact on WAVE’s business forecasts. The projections have negatively impacted WAVE’s performance, resulting in lower gross margins and revenue forecasts being reduced. As a result, the Company recorded a goodwill impairment charge of $35.7 million for the year ended December 31, 2021.

(c)For the period ended December 31, 2021, market conditions and supply chain issues have had an adverse impact on US Hybrid’s business forecasts. The projections have negatively impacted US Hybrid’s performance, resulting in lower gross margins and revenue forecasts being reduced. As a result, the Company recorded a goodwill impairment charge of $42.2 million for the year ended December 31, 2021.

(d)During the three months ended June 30, 2021, the Company completed the sale of Grapevine. Refer to Note 8 for additional information.

(e)For the period ended December 31, 2021, market conditions and supply chain issues have had an adverse impact on Solectrac's business forecasts. The projections have negatively impacted Solectrac's performance, resulting in lower gross margins and revenue forecasts being reduced. As a result, the Company recorded a goodwill impairment charge of $17.7 million for the year ended December 31, 2021
Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	March 31, 2022					December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Balance
Amortizing Intangible Assets
Continuing membership agreement (a)	17.3	$1,179	$(657)	$—	$522	$1,179	—	$(649)	$530
Patents, trademarks and brands (c,e,f,g,h)	55.6	22,526	(718)	(672)	21,136	39,820	(30,492)	(2,715)	6,613
Customer relationships	14.5	14,445	(105)	—	14,340
Land use rights (b)	96.8	26,928	(465)	—	26,463	27,102	—	(411)	26,691
Licenses (c)	13.8	1,000	(82)	—	918	1,000	—	(65)	935
Lender relationships (c	5.8	14,790	(1,737)	(10,740)	2,313	16,600	(12,550)	(1,638)	2,412
Internally developed software (d)	2.3	553	(112)	—	441	452	—	(76)	376
Software (g,i)	11.5	4,492	(444)	—	4,048	4,492	—	(178)	4,314
Non-compete (h)	0	—	—	—	—	520	(463)	(57)	—
Technology (g,i)	8	18,890	(138)	—	18,752	7,460	(7,113)	(347)	—
Assembled workforce	1.7	150	(25)	—	125	150	—	(6)	144
Total		104,953	(4,483)	(11,412)	89,058	98,775	(50,618)	(6,142)	42,015
Indefinite lived intangible assets
Timios Title plant (c)		500	—	—	500	500	—	—	500
Website name		25	—	—	25	25	—	—	25
Title License		6	—	(6)	—	6	—	—	6
Total		$105,484	$(4,483)	$(11,418)	$89,583	$99,306	$(50,618)	$(6,142)	$42,546

(a)During the three months ended September 30, 2019 the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets mentioned above, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million. The Company also recorded an impairment loss of $30,000 related to DBOT's customer list.
(b)During the three months ended December 31, 2021, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. As part of the acquisition, Tree Technologies acquired an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing. Upon acquisition, the fair value of this agreement was determined to be $11.3 million. In the three months ended December 31, 2020, Tree Technologies obtained a domestic EV manufacturing license in Malaysia; and therefore determined it would not purchase vehicles from Tree Manufacturing. The Company subsequently severed all commercial relationships with Tree Manufacturing. Accordingly, the Company determined there was no underlying value to the marketing and distribution agreement, and recorded an impairment loss of $12.5 million.
(c)During the three months ended March 31. 2021, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 7 for additional information related to the acquisition.

(d)Relates to software development costs capitalized during the three months ended September 30, 2021 at Timios. The asset was placed into service in July 2021.
(e)During three months ended March 31. 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 7 for additional information related to the acquisition.
(f)During the three months ended June 30, 2021, the Company completed a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL, including cash, Ideanomics common stock, and 100% of the common stock outstanding of Grapevine.
(g)During three months ended June 30, 2021, the Company completed the acquisition of privately held Solectrac. Solectrac develops 100% battery-powered, all-electric tractors for agriculture and utility operations. Refer to Note 7 for additional information related to the acquisition.
(h)During three months ended June 30, 2021, the Company completed the acquisition of privately held US Hybrid Corporation. US Hybrid specializes in the design and manufacturing of zero-emission electric powertrain components. Refer to Note 7 for additional information related to the acquisition.
(i)Relates to software costs capitalized during the nine months ended September 30, 2021.

Amortization expense relating to intangible assets was $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Years ending December 31,	Amortization to be recognized
2022 (excluding the three months ended March 31, 2022)	$4,907
2023	6,544
2024	6,385
2025	5,683
2026	5,801
2027 and thereafter	59,738
Total	$89,058
Note 11.    Long-term Investments
The following table summarizes the Company’s long-term investments (in thousands):

	March 31, 2022	December 31, 2021
Non-marketable equity investments	$7,500	$7,500
Equity method investments	15,573	28,088
Total	$23,073	$35,588
Non-marketable equity investment
Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, the Company determined that there was a no impairment loss recorded in the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		March 31, 2022
		January 1, 2022	Addition	Income (loss) on investment	Reclassification to equity method investee	Impairment losses	Reclassification to subsidiaries	Dilution loss due to investee share issuance	March 31, 2022
Energica	(b)	12,329	—	(1,031)	—	—	(11,298)	—	—
FNL	(c)	2,856	—	(217)	—	—	—	—	2,639
MDI Fund	(d)	3,765	121	59	—	—	—	—	3,945
PEA	(f)	9,138		(149)					8,989
Total		$28,088	$121	$(1,338)	$—	—	$(11,298)	$—	$15,573

The Company has received no dividends from equity method investees in the three months ended March 31, 2022 and 2021.
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

On June 11, 2021, Ideanomics entered into a stock purchase agreement and plan of merger with Solectrac and its shareholders, and acquired the remaining common shares outstanding of Solectrac for total consideration of $18.0 million. Ideanomics now owns 100% of Soletrac, and commenced consolidation of Solectrac on that date.

Refer to Note 7 for additional information on the acquisition of Solectrac.
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

As of March 31, 2022, the excess of the Company’s investment over its proportionate share of Energica’s net assets was $10.9 million. The difference represents goodwill.

Certain shareholders of Energica have rights such that they may convert their ordinary shares into ordinary shares with supervoting rights under certain conditions. If some or all of these ordinary shares were converted into ordinary shares with supervoting rights, the Company’s ownership in Energica would be diluted, perhaps significantly.
3

The aggregate market value of the Energica common shares owned by the Company was $22.5 million as of March 31, 2022.

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

(d)Minority Depository Institution Keepers Fund

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

(e)TM2

On January 28, 2021, the Company entered into a SAFE with TM2. As of August 13, 2021, the SAFE was amended to which Ideanomics would invested €5.0 million ($5.9 million), an increase in the investment of €3.5 million ($4.1 million), from the original contracted investment of €1.5 million ($1.8 million.) If there is an equity financing (of above €5.0 million ($6.8 million) during the twelve months immediately following execution of the SAFE, on the initial closing of such equity financing the SAFE will automatically convert into the number of ordinary shares equal to the purchase amount divided by the lowest price per share of the ordinary shares paid during such equity financing. If no equity financing has taken place during the twelve-month period immediately following the date of the SAFE, the parties shall in good faith attempt for one month to agree to a fair value per ordinary share represented by the SAFE, following which the SAFE shall convert into the number of ordinary shares equal to the purchase amount divided by such fair value. If the parties are unable to establish a fair value per ordinary share within such one-month period, the Company shall be entitled to convert the purchase amount into ordinary shares based on the pre-investment valuation of the Company of €10.0 million ($11.1 million) on December 20, 2019, plus the value of any investment into the SAFE since the original investment resulting in a current valuation of the Company of €11.0 million ($12.5 million), but subject to increase by the amount of any further debt, equity, convertible investment prior to January 28 2022. In the event of a non-qualifying financing, TM2 shall provide the Company with sufficient information to verify such funding and increase in valuation. The Company accounts for TM2 as an equity method investment, as it holds a 10.0% equity ownership interest and has one of four seats on the board of directors.
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

4

Note 12.    Leases
As of March 31, 2022 and December 31, 2021, the Company’s operating lease right of use assets are $18.8 million and $12.8 million, respectively. The weighted-average remaining lease term is 5.7 and the weighted-average discount rate is 4.9%.
The following table summarizes the components of lease expense (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$1,014	$169
Short-term lease cost	133	88
Sublease income	—	—
Total	$1,147	$257

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,042	$165
Right of use assets obtained in exchange for new operating lease liabilities	6,746	1,763
The additional right of use assets were primarily acquired in the Tree Technologies, Energica, WAVE and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in Asia, Europe and U.S. locations where they conduct business.
The following table summarizes the maturity of operating lease liabilities (in thousands):

March 31	Leased Property Costs
2022 (excluding the three months ended March 31, 2022)	$3,515
2023	4,637
2024	3,514
2025	3,037
2026	2,460
2026 and thereafter	4,118
Total lease payments	21,281
Less: interest	(2,780)
Total	$18,501

In the three months ended March 31, 2022, the Company acquired two finance leases through an acquisition of Energica, the manufacturer of high-performance electric motorcycles with a six-year and two-year remaining life for a service center and an office facility, respectively. In Asia, the Company acquired a two-year operating lease for a manufacturing facility for EV bikes, scooters, and batteries. In the U.S., the Company acquired two operating leases, one of which has a two-year term for a general office building and the other lease, has a ten-year life for a warehouse and office facility used primarily for fabrication, assembly, production, and storage of battery-powered electric tractors.

5

Note 13.    Promissory Notes
The following table summarizes the outstanding promissory notes as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Debenture (a)	4.0%	$57,500	$58,376	57,500	57,809
Small Business Association Paycheck Protection Program (b)	1.0%	288	288	311	312
Energica lending arrangements (c)	0.05% - 4.5%	—	5,507	—	—
Total		$57,788	64,171	$57,811	$58,121
Less: Current portion			(62,321)		(58,121)
Long-term Note, less current portion			$1,850		$—
______________________________________________
*Carrying amount includes the accrued interest and approximates the fair value because of the short term nature of these instruments.

As of March 31, 2022 and December 31, 2021, all debts are classified as current.
The weighted average interest rate for these borrowings is 4.0% as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, and December 31, 2021 the Company was in compliance with all ratios and covenants.
(a)$75.0 million Convertible Debenture due October 24, 2022 – YA II PN

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

During the three months ended March 31, 2022, none of the principal or accrued interest were converted into shares of common stock of the Company.

During the three months ended December 31, 2021, principal and accrued and unpaid interest in the amount of $17.6 million was converted into 9.4 million shares of common stock of the Company. Total interest expense recognized was $0.6 million for the three months ended March 31, 2022
(b)Small Business Association Paycheck Protection Program

On Apr 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The forgiveness application of the loan was submitted in August 2021. While the forgiveness application is under review, the Company has made payments totaling $31,674 of principal and interest during the year ended December 31, 2021 and $24,152 of principal and interest During the three months ended March 31, 2022. Interest expense recognized in connection with this loan was $568 and $832 in the three months ended March 31, 2022 and March 31, 2021 respectively for the Small Business Association Paycheck Protection Program.

On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan was
6

payable commencing on October 1, 2021, with a final payment due on April 10, 2025. On April 20, 2021, the Company completed the disposal of Grapevine and the loan balance was deconsolidated from consolidated balance sheet. Interest expense recognized in connection with this loan was $1 and $306 in the three months ended March 31, 2022 and March 31, 2021 respectively for the Small Business Association Paycheck Protection Program.

(c)Energica Lending Arrangements

Energica is party to eleven individual instruments with different counterparties in Italy comprising an aggregate outstanding unpaid balance of $5.5 million. These instruments provide working capital for the Energica manufacturing operations through the combination of accounts receivable factoring, vendor financing programs and other secured asset-based lending arrangements. The instruments bear interest rates ranging from 0.05% to 4.5%, with a weighted average interest rate of 1.3%. $4.2 million of the payable will be due within one year, and $1.3 million of the payable will due between 2026 and 2028 in installments ranging 8 to 45 months. Due to the nature of the lending arrangements providing working capital, these arrangements are primarily classified as current liabilities and are secured primarily by Energica’s related trade accounts receivable, inventory and other current assets.
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
Vendor Notes Payable Repaid in the Year Ended December 31, 2021
On May 13, 2020, DBOT entered into a settlement agreement with a vendor whereby the existing agreement with the vendor was terminated, the vendor ceased to provide services, and all outstanding amounts were settled. In connection with this agreement, DBOT paid an initial $30,000 and executed an unsecured promissory note in the amount of $60,000, bearing interest at 0.25% per annum, and payable in two installments of $30,000. The first installment was due on December 31, 2020 and was repaid, the remaining payment was due on August 31, 2021 and was repaid.
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
Note 14.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest
Convertible Preferred Stock

The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of March 31, 2022 and December 31, 2021, 7.0 million shares of Series A preferred stock were issued and outstanding. The
7

Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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
2022 Equity Transactions
The Company issued $0.5 million shares during the three months ended March 31, 2022 for professional service received and the employee stock option exercise.
2021 Equity Transactions
Redeemable Non-controlling Interest

The Company and Qingdao formed an entity named New Energy. Qingdao entered into a capital subscription agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million($7.0 million) in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) are payable in three installments of RMB 50.0 million ($7.0 million) upon New Energy attaining certain revenue or market value benchmarks.

The investment agreement stipulates that New Energy must pay Qingdao dividends at the rate of 6.0%. After one year, Qingdao may sell its investment to an institutional investor, and after three years may redeem its investment for the face amount plus 6.0% interest less dividends paid. The redemption feature was neither mandatory nor certain. Due to the redemption feature, the Company had classified the investment outside of permanent equity. Redeemable non-controlling interest is recorded as at the greater of (i) the redemption amount or (ii) the cumulative amount that would result from applying the measurement guidance in ASC 810.

In the year ended December 31 2021, Qingdao officially requested redemption of the invested funds and dividend, RMB 56.0 million ($7.9 million) in total. The Company has designated New Energy to pay the redemption price. After the payment, New Energy owns 100% of Qingdao. Because Qingdao Medici cannot complete its foreign exchange settlement prior to December 31, 2021, New Energy made the payment on behalf of Qingdao Medici. Qingdao, Qingdao Medici and New Energy agreed that Qingdao Medici will make the payment to Qingdao directly when it completes the foreign exchange settlement and Qingdao will return the money previously paid by New Energy to New Energy immediately after it receives the fund from Qingdao Medici.
The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Three months ended
	March 31, 2022	March 31, 2021
Beginning balance	$—	$7,485
Initial investment	—	—
Accretion of dividend	—	115
Loss attributable to non-controlling interest	—	(154)
Adjustment to redemption value	—	154
Ending balance	$—	$7,600
8

The agreement with Roth Capital
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
Refer to Note 7 for information related to the issuance to common stock for acquisitions, Note 13 for information related to issuance of common stock with convertible notes, Note 16 for information related to the issuance to common stock for option exercise.
Note 15.    Related Party Transactions
(a) Long-Term Investment to Qianxi
In November 2019, the Company entered into a share transfer agreement with Shenma to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it will be required to return the consideration to the Company. The Company has paid $0.5 million as of March 31, 2022 and December 31, 2021, and recorded it on the “Other Non-Current Assets". The Company has requested that Shenma return the consideration provided and currently has full allowance against this receivable.
(b) Transaction with Dr. Wu. and his affiliates
As of March 31, 2022 and December 31, 2021, the Company has receivables of $0.2 million and $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due from related parties” in the condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, the Company has payables of $0.7 million and $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets.
Service agreement with SSSIG
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the three months ended March 31, 2021. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded unpaid $0.6 million in "Other income (expense, net)" in the condensed consolidated statement of operations for the year ended December 31, 2021.
(c) Amounts due from and due to Glory
As of March 31, 2022 and December 31, 2021, the Company has payables of $0.2 million and $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties”.
(d) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. Refer to Note 7 for additional information.

(d) Energica Notes Receivable

9

In October 2021 , the Company extended a revolving line of credit to Energica Motor Company in the amount of $4.5 million. The parent company of Energica Motor Company is Energica, of which the Company has 20% ownership. The revolving loan commitment termination date is December 31, 2022.

On January 7, 2022, the Company entered into a loan agreement with Energica. Pursuant to this loan agreement, the Company may advance up to €5.0 million ($5.7 million) in installments, at an annual interest rate of Euribor plus 2.0%. The purpose of the loan is to provide working capital during the motorcycle manufacturing and purchasing season. During the three months ended March 31, 2021, the Company lent $1.4 million and $1.1 million to Energica Motor Company and Energica, respectively.

The Company has provided a loan of $0.7 million to Energica Motor Company as of December 31, 2021, and recorded in “notes receivable from related party” in the consolidated balance sheets. On March 14, 2022, the Company acquired Energica, the loans are eliminated on the consolidated financial statements as of March 31, 2022. The interest income recognized is $28,476 for the three months ended March 31, 2022.

(e) Energica Options

The Company lent $1.8 million to Energica senior management to exercise their options during the three months ended March 31, 2022. In April, the Company purchased 847,156 shares from option exercise in another $1.3 million. The $1.8 million was converted into the purchase price of the shares. The total $3.1 million is considered part of the acquisition price of Energica

Refer to Note 7 for the details

(f) Energica Purchases

During the three months ended March 31, 2022, Energica has purchased $0.1 million of material and services from three entities owned by one of its senior management team. The balance as of March 31, 2022 with these three entities are $1.3 million and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets.
Note 16.    Share-Based Compensation
As of March 31, 2022, the Company had 21.6 million options and 1.0 million warrants outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of March 31, 2022, options available for issuance are 17.6 million shares.
For the three months ended March 31, 2022 and 2021, total share-based payments expense was $2.4 million and $2.0 million, respectively.
(a)Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2022:
10

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	21,843,781	$1.74	—	$—
Granted	430,000	1.01	—	—
Expired	(589,374)	2.54	—	—
Forfeited	(103,410)	2.33	—	—
Outstanding at March 31, 2022	21,580,997	1.71	8.27	4,047,624
Vested as of March 31, 2022	15,201,625	1.51	7.86	3,755,918
Expected to vest as of March 31, 2022	6,379,372	2.18	9.25	291,706
As of March 31, 2022, $10.7 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.42 years. The total intrinsic value of shares exercised in the three months ended March 31, 2022 and 2021 was $0.0 million and $0.5 million, respectively. The total fair value of shares vested in the three months ended March 31, 2022 and 2021 was $2.2 million and $1.9 million, respectively. Cash received from options exercised in the three months ended March 31, 2022 and 2021 were $0.0 million and $0.3 million, respectively.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the three months ended March 31, 2022 and 2021 as follows:

Three Months Ended
	March 31, 2022	March 31, 2021
Expected term (in years)	5.51-5.53	5.51-5.53
Expected volatility	123%	120%-122%
Expected dividend yield	—%	—%
Risk free interest rate	1.69%-2.12%	0.51%-1.01%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $4.24 and the weighted average remaining life was 0.4 years.

	March 31, 2022	December 31, 2021
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	200,000	200,000	$5.00	July 1, 2022
Service providers	550,000	700,000	2.50	July 1, 2022 - October 1, 2022
Service provider	100,000	100,000	7.50	January 1, 2023
Service provider	100,000	100,000	9.00	January 1, 2023
Total	950,000	1,100,000
(c)Restricted Shares
As of March 31, 2022, there was $0 of unrecognized compensation cost related to unvested restricted shares.
Note 17.    Earnings (Loss) Per Common Share
The following table summarizes the Company’s earnings (loss) per share for the three months ended March 31, 2022 and 2021 (USD in thousands, except per share amounts):
11

	Three Months Ended
	March 31, 2022	March 31, 2021
Net earnings (loss) attributable to common stockholders	$(28,512)	$(6,482)
Basic weighted average common shares outstanding	497,359,747	391,125,134
Effect of dilutive securities
Convertible preferred shares- Series A	—	—
Convertible promissory notes	—	—
Diluted potential common shares	497,359,747	391,125,134
Earnings (loss) per share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	March 31, 2022	December 31, 2021
Warrants	950	1,100
Options and RSUs	21,596	21,859
Series A Preferred Stock	933	933
Contingent shares	1,491	1,491
Convertible promissory note and interest	30,749	30,585
Total	55,719	55,968
Note 18.    Income Taxes

In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 80% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the three months ended March 31, 2022 there was an income tax benefit of $0.4 million. This consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.1 million of foreign income tax benefits.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica. These are included in “other liabilities” in the table in Note 7. The foreign income tax benefit for the period consists primarily of the reversal of some of this liability as a result of Energica losses.

During the three months ended March 31, 2021 there was an income tax benefit of $7.3 million. This principally consisted of a reduction in the Company’s valuation allowance that resulted from the acquisitions of Timios and WAVE. In both cases intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of Timios and WAVE, resulted in the recognition of $8.3 million deferred tax liabilities. The federal tax returns of Timios and WAVE will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by an equal amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of Timios and WAVE occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a $7.4 million one-time income tax benefit

Timios has taxable income reported on certain separate state tax returns and consequently has related state income tax expense. The net state income tax expense for Timios was $0.2 million for the three months ended March 31, 2021. TT had a foreign income tax benefit of $0.1 million principally because of the ability of net operating losses to offset deferred tax liabilities. There are no other material income tax expenses or benefits for the three months ended March 31, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 80% valuation allowance against its net deferred tax assets, excluding Timios’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

At March 31, 2022 and December 31, 2021, the Company’s deferred tax assets do not include $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of March 31, 2022 and December 31, 2021.
Note 19.    Commitments and Contingencies
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
13

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

14

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
Note 20.    Concentration of Credit and Foreign Currency Risks
Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of March 31, 2022 the Company’s cash and cash equivalents were held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
(a)Foreign Currency Risks
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
(b)Cybersecurity Incident

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
Note 21.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):
15

	March 31, 2022
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	119	119
Solectrac - Contingent consideration[3]	—	—	100	100
Total	$—	$—	$868	$868

	December 31, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	250	250
Solectrac - Contingent consideration[3]	—	—	100	100
Total	$—	$—	$999	$999

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of March 31, 2022 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the year ended December 31, 2021 and partially satisfied this liability. No shares have been issued in the three months ended March 31, 2022.
2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of December 31, 2021 and 2020. The fair value of the Tree Technology contingent consideration was valued using a probability-weighted discounted cash flow approach.
3 This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.
DBOT Contingent Consideration
The fair value of the DBOT contingent consideration as of March 31, 2021 and December 31, 2021 was valued using the Black-Scholes Merton model.
The significant unobservable inputs used in the fair value measurement of the contingent consideration includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. The following table summarizes the significant inputs and assumptions used in the model:

	March 31, 2021	December 31, 2021
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term (years)	0.08	0.25
Expected dividend yield	—%	—%

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

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow
16

approach:

	March 31, 2021	December 31, 2021
Weighted-average cost of capital	15.0%	15.0%
Probability	5%- 10%	5%-10%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of March 31, 2021 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

March 31, 2021
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2022	$999
Remeasurement loss/(gain) recognized in the statement of operations	(131)
March 31, 2022	$868

Note 22.    Subsequent Events

Timios Investment in Orangegrid

On May 20, 2022, Timios purchased 6.6 million Series A-1 preferred share units in Orangegrid for a total investment of $3.0 million. Orangegrid is a is a developer and vendor of software technologies which improve the operational efficiency and effectiveness of financial institutions and their service providers. Timios and Orangegrid also entered into a strategic partnership making Timios the preferred provider of title, escrow, valuation and asset management services within OrangeGrid's GridReady default management ecosystem.

VIA Promissory Notes

As of December 31, 2021, the company had invested $42.5 million in VIA, in the form of convertible promissory note. As of August 31, 2022, the company has invested an additional $24.6 million in VIA, in the form of the 2021 convertible promissory note ($12.9 million) and a new promissory note issued in May 2022 ($11.7 million). Both promissory notes bear interest at an annual rate of 4% and the new promissory note is due and payable in the event of the termination of the merger agreement on the twelve month anniversary date of such termination.

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

17

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

18

Cautionary Note Regarding Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. For example, forward-looking statements include all statements relating to, among others, our estimated and projected expenditures, cash flows, results of operations, financial condition and liquidity; our expectations regarding economic and competitive market conditions and customer behavior; our plans and objectives for, and expectations regarding, future operations, growth and initiatives, industry trends, impact of the Covid-19 pandemic, supply chain challenges; or expected outcome or effect of pending or threatened legal disputes, litigation or audits.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports.
19

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
•Liquidity and Capital Resources
•Outlook
OVERVIEW
Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004.
Through March 31, 2022, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS.

Ideanomics Capital is the Company’s business focused on the financial services and title and agency services in the real estate market. Ideanomics Capital has begun providing a range of financing programs in support of the sale of EVs and associated charging and energy systems by Ideanomics Mobility. Over time, it is Ideanomics intention to focus Ideanomics Capital solely as the financial services arm of Ideanomics Mobility and to divest its other fintech assets accordingly.

Immaterial Corrections of Prior Period Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the prior period adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the periods ended March 31, 2021. For additional information and a detailed discussion of the Restatement, see Note 2, "Immaterial Corrections of Prior Period Financial Statements.”
Significant Transactions in the Three Months Ended March 31, 2022
Energica Loan Agreement
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
20

Disposition of Seven Stars Energy Pte. Ltd.
On February 9, 2022, the Company transferred its 51.0% interest in Seven Starts Energy Pte. Ltd. for a nominal amount. The Company expects to record a loss resulting from the disposition of $0.5 million.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2022 and 2021:

•The Company’s ability to access the equity and debt markets to obtain the working capital and investment capital required to fund its EV operations. The Company’s EV businesses are in the development stage, are not profitable, and are not expected to be profitable and cash generative in the short to medium term. Consequently, the EV businesses are highly dependent on the Company’s ability to access the equity & debt capital markets to provide sufficient cash for these businesses to continue to develop their products, build large scale manufacturing capacity and invest in sales and marketing infrastructure.
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

21

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
Information about Segment Presentation

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the three months ended March 31, 2022, the Company completed one acquisition. We are in the in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million and an earnout payment of up to $180.0 million. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future.

Ideanomics Mobility will drive EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS.

Ideanomics Capital will be the Company’s fintech business unit, which focuses on providing a range of financing programs in support of the sale of EVs and associated charging and energy systems by Ideanomics Mobility. Over time, it is Ideanomics intention to focus Ideanomics Capital as the financial services arm of Ideanomics Mobility and to divest its other fintech assets accordingly.
Our Unconsolidated Equity Investments
The investments where the Company exercises significant influence, but not control, are classified as long-term equity investments and accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for its share of undistributed earnings or losses of the investee. Investment losses are recognized until the investment is written down to nil, provided that the Company does not guarantee the investee’s obligations or is committed to provide additional funding. Refer to Note 11 of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
22

Consolidated Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021 (USD in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Amount Change	% Change
Revenue	$25,391	$29,939	$(4,548)	(15.2)%
Cost of revenue	25,371	19,226	6,145	32.0
Gross profit	20	10,713	(10,693)	(99.8)

Operating expenses:
Selling, general and administrative expenses	37,095	16,889	20,206	n/m
Research and development expense	1,014	10	1,004	n/m
Impairment losses	81	—	81	n/m
Change in fair value of contingent consideration, net	(131)	494	(625)	n/m
Litigation settlement	—	5,000	(5,000)	n/m
Depreciation and amortization	1,285	1,328	(43)	(3.2)
Total operating expenses	39,344	23,721	15,623	65.9

Loss from operations	(39,324)	(13,008)	(26,316)	n/m

Interest and other income (expense):
Interest income	763	157	606	n/m
Interest expense	(579)	(574)	(5)	n/m
Loss on disposal of subsidiaries, net	(148)	(30)	(118)	n/m
Conversion expense	—	—	—	n/m
Gain on remeasurement of investment	10,965	—	10,965	n/m
Gain on extinguishment of debt	—	—	—	n/m
Other income, net	191	(338)	529	n/m
Loss before income taxes and non-controlling interest	(28,132)	(13,793)	(14,339)	n/m
Income tax benefit	378	7,345	(6,967)	(94.9)
Equity in gain (loss) of equity method investees	(1,338)	(154)	(1,184)	n/m

Net loss	(29,092)	(6,602)	(22,490)	n/m

Net loss attributable to common shareholders	(29,092)	(6,602)	(22,490)	n/m

Net loss attributable to non-controlling interest	580	120	460	n/m

Net loss attributable to Ideanomics, Inc. common shareholders	$(28,512)	$(6,482)	$(22,030)	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

23

Revenues (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Amount Change	% Change
Electric vehicles products*	$14,623	$3,030	$11,593	n/m
Electric vehicles services	83	33	50	n/m
Charging, batteries and powertrain products	254	1,485	(1,231)	(82.9)
Charging, batteries and powertrain services	452	140	312	n/m
Title and escrow services	9,925	24,841	(14,916)	(60.0)
Digital advertising services and others	—	197	(197)	n/m
Other revenue	54	213	(159)	(74.6)
Total	$25,391	$29,939	$(4,548)	(15.2)
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

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Revenue for the three months ended March 31, 2022 was $25.4 million as compared to $29.9 million for the same period in 2021, a decrease of $4.5 million. The decrease was mainly due to a decreased in revenues from Timios, which fell from $24.8 million for the three months ended March 31, 2021 to $9.9 million for the three months ended March 31, 2022. This decrease is due principally to two factors, one being the reduction in orders following the July 2021 cybersecurity incident and the other being the increase in interest rates which has seen the cost of refinancing rise and a resulting drop in the number of refinancing applications. This was partially offset by an $11.6 million increase principally in revenue from sales of electric vehicle products in China which increased from $3.0 million for the three months ended March 31, 2021 to $14.6 million for the three months ended March 31, 2022.
Cost of revenues (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Amount Change	% Change
Electric vehicles products	$14,732	$3,027	$11,705	n/m
Electric vehicles services	56	33	23	69.7
Charging, batteries and powertrains products	1,006	1,291	(285)	(22.1)
Charging, batteries and powertrain services	420	45	375	n/m
Title and escrow services	9,107	14,494	(5,387)	(37.2)
Digital advertising services and others	—	176	(176)	n/m
Other revenue	50	160	(110)	(68.8)
Total	$25,371	$19,226	$6,145	32.0%
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Cost of revenues was $25.4 million for the three months ended March 31, 2022, as compared to $19.2 million for the three months ended March 31, 2021, an increase of $6.1 million. The increase was mainly due to the cost of revenues from Electric Vehicles Products which increased from $3.0 million for the three months ended March 31, 2021 to $14.7 million for the three months ended March 31, 2022, an increase of $11.7 million. This was partially offset by a $5.4 million decrease in cost of revenues from title and escrow services which decreased from $14.4 million for the three months ended March 31, 2021 to $9.1 million for the three months ended March 31, 2022.

24

Gross profit (USD in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021	Amount Change	% Change
Electric vehicles	$(109)	3	$(112)	n/m
Electric vehicles services	27	(1)	28	n/m
Charging, batteries and powertrains	(752)	194	(946)	n/m
Charging, batteries and powertrain services	32	95	(63)	(66.3)
Title and escrow services	818	10,347	(9,529)	(92.1)
Digital advertising services and others	—	21	(21)	n/m
Other revenue	4	54	(50)	(92.6)%
Total	$20	$10,713	$(10,693)	(99.8)
Gross profit ratio

	Three Months Ended
	March 31, 2022	March 31, 2021
Electric vehicles product	(0.7)%	0.1%
Electric vehicles services	32.5%	(3.1)%
Charging, batteries and powertrains products	(296.1)%	13.1%
Charging, batteries and powertrain services	7.1%	67.9%
Title and escrow services	8.2%	41.7%
Digital advertising services and others	—%	10.7%
Other revenue	7.4%	25.2%
Total	0.1%	35.8%

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Gross profit for the three months ended March 31, 2022 was $20,000, as compared to gross profit in the amount of $10.7 million during the same period in 2021. The decrease was mainly due to decreased gross profit on title and escrow services which fell from $10.3 million for the three months ended March 31, 2021 to $0.8 million for the three months ended March 31, 2022.

The gross profit ratio for the three months ended March 31, 2022 was 0.1%, while in 2021, it was 35.8%. The decrease was mainly due to decline in gross margin from the sales of title and escrow services for the three months ended March 31, 2022. . Both revenue and cost of revenue for title and escrow services decreased, but the costs did not fall proportional to the revenue thus resulting in decreased gross margin. Additionally, the gross margin earned on electric vehicle products, which principally consists of the sale of ride hailing vehicles in China, is very low and consequently, significantly higher revenues generated from this product do not materially impact gross margin. Additionally, the negative gross margin on charging, batteries, and powertrains products continues to negatively impact the Company’s overall gross profit ratio.
Selling, general and administrative expenses
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Selling, general and administrative expenses for the three months ended March 31, 2022 were $37.1 million as compared to $16.9 million for the same period in 2021, an increase of $20.2 million. Selling, general and administrative expense includes compensation & benefits costs, professional fees and marketing and other costs. Compensation & benefits expense increased due to hiring of additional staff in the corporate and head office functions to support the continuing growth of the business, incremental costs associated with businesses purchased after March 31, 2021, partially offset by lower performance based compensation in the Company's Title & Escrow Agency business. The increase in professional fees was principally due to increased consulting costs related to regulatory filings, transaction fees associated with the acquisition of Energica, audit fees, legal fees related to patents and investor relations expenses.

Research and development expense
25

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Research and development expense was $1.0 million in the three months ended March 31, 2022 as compared to $10,000 for the three months ended March 31, 2021 an increase of $1.0 million. Expense in the current quarter was primarily incurred in research and development activities in Wave, Solectrac and US hybrid.

Impairment losses
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

In the three months ended March 31, 2022, the Company recorded impairment losses of $0.1 million which represents the impairment of the interest accrued of available for sale securities during the first quarter of 2022.

There was no impairment during the three months ended March 31, 2021.
Change in fair value of contingent consideration, net
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
The change in fair value of contingent consideration, net was $0.1 million for the three months ended March 31, 2022 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
The change in fair value of contingent consideration, net was $0.5 million for the three months ended March 31, 2021 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
Litigation settlement
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
There were no litigation settlement expenses recorded for the three months ended March 31, 2022.
The Company recorded a $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in the three months ended March 31, 2021.
Depreciation and amortization
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Depreciation and amortization for the three months ended March 31, 2022 was $1.3 million as compared to $1.3 million for the same period in 2021, an decrease of $0.0 million. There was no change in the depreciation and amortization due to the 2021 acquisitions, offset by the impairment of the intangibles in the three months ended December 31, 2021.
Interest Income
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Interest income for the three months ended March 31, 2022 was $0.8 million compared to $0.2 million compared to the same period of 2021, an increase of $0.6 million., related to income from note receivable. During 2021 interest income was derived from Silk EV compared to 2022 interest income is from Inobat, EV riderz, Silk EV, Via Motors and Energica.
Interest expense

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Interest expense of $0.6 million for the three months ended March 31, 2022, was in line with the same period of 2021.

Loss on disposal of subsidiaries, net
26

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Loss on disposal of subsidiaries, net mainly represents $180,000 loss on disposal of SSE during the three months ended March 31, 2022. Compared to the same period 2021, the company recorded a $30,180 dilution loss on Solectrac.
Gain on remeasurement of investment
Gain on remeasurement of investment of $11.0 million in the three months ended March 31, 2022 resulted from remeasuring the Company's investment in Energica.
There were no such remeasurements in the three months ended March 31, 2021.
Other income, net
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Other income (expense), net has increased $0.5 million to $0.2 million for the three months ended March 31, 2022 mainly represents the fair value adjustment on Inobat during 2022. The loss in the first quarter of 2021, mainly represents the estimated costs to sell Fintech Village.
Income tax (expense) benefit
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

During the three months ended March 31, 2022, the income tax benefit of $0.4 million , this consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.1 million of foreign income tax benefits.

During the three months ended March 31, 2021, the income tax benefit of $7.3 million is mainly due to a reduction in the Company’s valuation allowance of $7.4 million that resulted from the acquisitions of Timios and WAVE, partially offset by the $0.2 million state income taxes mainly from Timios that has taxable income reported on certain separate state tax returns and consequently has related state income tax expense. TT had a foreign income tax benefit of $0.1 principally because of the ability of net operating losses to offset deferred tax liabilities. The Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Equity in loss of equity method investees
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Equity in loss of equity method investees increased $1.2 million to $1.3 million for the three months ended March 31, 2022 from $0.2 million during the same period of 2021. The 2022 decrease mainly represents the equity pick up from Energica, FNL, MDI , TM2 and Prettl, while 2021 represents the equity pick up from TM2 and Solectrac.
Net loss attributable to non-controlling interest
Three months ended March 31, 2022 as compared to the three months ended March 31, 2021
Net loss attributable to non-controlling interests was $0.6 million for the three months ended March 31, 2022 compared to a net loss of $0.1 million in the same period in 2021. The increase is primarily due to the increase in the Energica equity pick up and the increase in the Company's ownership in new energy to 100%, therefore no NCI pick up in 2022.

Liquidity and Capital Resources
As of March 31, 2022, the Company had cash of $170.8 million. Approximately $28.2 million was held in accounts outside of the United States, primarily in Hong Kong and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
27

Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.2 million as of March 31, 2022, which was necessary for JUSTLY to meet its minimum capital requirements.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(41,920)	$2,571
Net cash used in investing activities	(57,157)	(86,129)
Net cash provided by financing activities	(230)	273,659
Effect of exchange rate changes on cash	201	(9)
Net increase in cash and cash equivalents	(99,106)	190,092
Cash and cash equivalents at beginning of period	269,863	165,764
Cash and cash equivalents at end of period	$170,757	$355,856
Operating Activities
Cash used in operating activities was $41.9 million for the three months ended March 31, 2022 as compared to cash provided in operating activities of $2.6 million in the same period in 2021. This was primarily due to: (1) an increase in net loss to $29.1 million in the current period as compared to a net loss of $6.6 million in the same period of 2021, (2) total non-cash adjustments resulted in a decrease to net loss of $5.3 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively; and (3) total changes in operating assets and liabilities resulted in $7.5 million and $11.0 million in cash used in operating activities for the three months ended March 31, 2022 and 2021, respectively.
Investing Activities
Cash used in investing activities was $57.2 million for the three months ended March 31, 2022, which was primarily due to expenditures incurred for the acquisition of Energica. Cash used in investing activities was $86.1 million for the three months ended March 31, 2021, which was primarily due to expenditures incurred for the acquisition of Timios and WAVE, the investment in Energica and the acquisition of the convertible note with Silk EV.
Financing Activities

In the three months ended March 31, 2022, the Company did not received any cash from financing activities versus $273.7 million in the same period in the prior year. There was no issuance of convertible notes in the current period as compared to $220.0 million in the same period of 2021. There was no exercises of warrants and stock options and issuance of common stock generated during the three months ended March 2022 as compared to $53.7 million in the same period of 2021.
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
28

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
29

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $85.5 million as of June 30, 2022. Our cash and cash equivalents were invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio. In addition, the Company had $58.4 million of fixed rate 4.0% convertible debt outstanding as of March 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.

Market and Investment Risk

We have investments in debt securities, which are recorded at fair value. The fair value of the debt securities was $69.8 million and $54.9 million as of June 30, 2022, and December 31, 2021, respectively.

30

We also have investments in equity securities, which are publicly-traded, and which had carrying amounts of $3.3 million and $12.3 million as of June 30, 2022 and December 31, 2021, respectively. We had equity investments which are not publicly traded with carrying amounts of $25.5 million and $23.3million as of June 30, 2022, and December 31, 2021.

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

Foreign Currency Risk

The Company has operations in a number of foreign countries and sources components for its US manufacturing operations internationally; consequently, the Company is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements, the remeasurement of foreign currency transactions and increased raw material costs for components purchased in foreign currencies. Related to these, risks, a hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $7.4 million. Actual results may differ. While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange (gains) losses of $3.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, see Note 20, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

For a description of other applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report, other than those that were previously reported in the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the period covered by this report.
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
3.7
Certificate of Designation of Series B Preferred Stock, as corrected by Certificate of Correction [incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on September 2, 2022]

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
_____________________________________________
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEANOMICS, INC.

Date: September 9, 2022	By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)
37