Form 10-Q
period 2022-06-30
IDEANOMICS, INC.
filed 2022-09-09
CIK 837852

Table of

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Table of
QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED JUNE 30, 2022

Table of
Use of Terms
Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation, and its consolidated subsidiaries.
The following is a glossary of certain terms used in this report:

$	refers to the legal currency of the United States.
ASC	refers to Accounting Standards Codification.
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 810	refers to Accounting Standards Codification Topic 810, Consolidation.
ASEAN	refers to the Association of Southeast Asian Nations.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2019-12	refers to Accounting Standards Update 2019-12, Income Taxes (Topic 740).
ASU 2020-06	refers to Accounting Standards Update 2020-06, Debt (Topic 470).
ASU 2021-04	refers to Accounting Standards Update 2021-04, Earning Per Share.
BDCG	refers to BBD Digital Capital Group Ltd.,
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
CaaS	refers to Charging as a Service.
CB Cayman	refers to our wholly-owned subsidiary Mobile Energy Global Limited (formerly China Broadband, Ltd.).
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
CIT	refers to Corporate Income Tax.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dr. Wu.	refers to Dr. Bruno Wu., the former Chairman of the Company as of December 31, 2020.
Exchange Act	refers to Securities Exchange Act of 1934, as amended.
Energica	refers to Energica Motor Company, S.P.A., manufacturer of high-performance electric motorcycles.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
Fintech Village	refers to the Global Headquarters for Technology and Innovation in Connecticut.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be
GAAP	refers to generally accepted accounting principles in the United States of America.
Glory	refers to Glory Connection Sdn. Bhd.
Grapevine	refers to Grapevine Logic, Inc. a previously wholly-owned subsidiary of Ideanomics focused on influencer marketing.
HKD	refers to Hong Kong dollars.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
ICE	refers to internal combustion engine.
3

Table of

Ideanomics	refers to Ideanomics Inc.
IDV	refers to ID Venturas 7, LLC.
IP	refers to intellectual property.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
MDI Fund	refers to the Minority Depository Institution Keepers Fund.
Medici	refers to Medici Motor Works.
MIIT	refers to Ministry of Industry and Information Technology.
Mr. McMahon	refers to Mr. Shane McMahon.
Mr. Zhu	refers to Mr. Jianya Zhu.
NASDAQ	refers to the Nasdaq Stock Market.
New Energy	refers to Qingdao Medici New Energy Vehicle Co., Ltd. , formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.
OEM	refers to original equipment manufacturer.
OPEX	refers to the day-to-day operating expenses of a business.
PEA	refers to Prettl Electronics Automotive.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
PCAOB	refers to the Public Company Accounting Oversight Board.
PRC	refers to the People’s Republic of China.
PSE	refers to Pt Pasifik Sakti Eniniring, a company incorporated in in Indonesia and party to a Agent Agreement to distribute Tree Technologies motorcycles in Indonesia
RMB	refers to the legal currency of the PRC.
SAFE	refers to Simple Agreement for Future Equity.
Sarbanes-Oxley Act	refers to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
SEC	refers to the United States Securities and Exchange Commission.
SEDA	refers to standby equity distribution agreement.
Securities Act	refers to the Securities Act of 1933, as amended.
Shenma	refers to Sichuan Shenma Zhixing Technology Co.
Silk	refers to Silk EV Cayman LP, is an Italian engineering and design services company.
Silk-FAW	refers to Silk, an Italian engineering and design services company that has recently partnered with FAW to form a new company (Silk-FAW) to produce fully electric, luxury vehicles for the Chinese and Global auto markets.
Silk EV Note	refers to the convertible promissory note Ideanomics entered into with Silk EV Cayman LP.
Sinotop Beijing	refers to Beijing Sino Top Scope Technology Co., Ltd., a PRC company which was controlled by YOD Hong Kong through contractual arrangements before December 31, 2019.
Solectrac	refers to Solectrac, Inc., which was acquired on June 11, 2021.
SSE	refers to Seven Stars Energy PTD LTD.
SSF	refers to Tianjin Sevenstarflix Network Technology Limited, a PRC company controlled by YOD Hong Kong through contractual arrangements.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
The 2010 Plan	refers to the 2010 Stock Incentive Plan.
The Company	refers to Ideanomics Inc.
Timios	refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021.
TM2	refers to Technology Metals Market Limited, a London based digital commodities issuance and trading platform for technology metals.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
4

Table of

U.S. dollars	refers to the legal currency of the United States.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation, which was acquired on June 20, 2021.
USD	refers to the legal currency of the United States.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric skateboard architecture.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.
WAVE Agreement	refers to the agreement and plan of merger the Company entered into to acquire 100% of Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.

5

Table of
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

6

Table of
IDEANOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$85,508	$269,863
Accounts receivable, net	6,657	3,338
Contract assets	3,115	2,772
Amount due from related parties	303	266
Available-for-sale securities	3,312	—
Notes receivable from third parties	69,830	54,907
Notes receivable from related party	1,004	697
Inventory	23,770	6,159
Prepaid expenses	23,187	20,015
Other current assets	5,129	4,490
Total current assets	221,815	362,507
Property and equipment, net	8,318	2,905
Intangible assets, net	84,367	42,546
Goodwill	72,098	16,161
Operating lease right of use assets	17,740	12,827
Long-term investments	25,518	35,588
Other non-current assets	1,345	903
Total assets	$431,201	$473,437

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$16,310	$6,674
Deferred revenue (including customer deposits of $4,407 and $3,163 as of June 30, 2022 and December 31, 2021, respectively)	6,048	5,392
Accrued salaries	6,269	8,957
Amount due to related parties	2,394	1,102
Other current liabilities	12,792	7,137
Current portion of operating lease liabilities	3,926	3,086
Current contingent consideration	722	648
Promissory note-short term	3,591	312
Convertible promissory note due to third-parties-short term	33,437	57,809
Total current liabilities	85,489	91,117
Promissory note-long term	1,716	—
Operating lease liability-long term	13,638	9,647
Non-current contingent consideration	145	350
Deferred tax liabilities	8,799	5,073
Other long-term liabilities	725	620
Total liabilities	110,512	106,807
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2022 and December 31, 2021	1,262	1,262
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 497,272,525 shares and 497,272,525 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	498	497
Additional paid-in capital	973,701	968,066
Accumulated deficit	(672,037)	(605,758)
Accumulated other comprehensive income	(5,691)	222
Total Ideanomics, Inc. shareholders' equity	296,471	363,027
Non-controlling interest	22,956	2,341
Total equity	319,427	365,368
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$431,201	$473,437
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8

Table of

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue from sales of products (including from a related party of $0, $0 and $0, $1, for the three and six months ended June 30, 2022 and 2021, respectively)	$24,534	$6,957	$39,411	$11,472
Revenue from sales of services	9,589	22,795	20,049	48,004
Other revenue	79	$376	133	$590
Total revenue	34,202	30,128	59,593	60,066
Cost of revenue from sales of products (including from a related party of $0, $4 and $0, $8 for the three and six months ended June 30, 2022 and 2021, respectively)	25,027	6,060	40,765	10,512
Cost of revenue from sales of services	7,605	14,663	17,188	29,277
Cost of other revenue	81	373	131	533
Total cost of revenue	32,713	21,096	58,084	40,322
Gross profit	1,489	9,032	1,509	19,744

Operating expenses:
Selling, general and administrative expenses	38,750	19,780	75,845	36,669
Research and development expense	680	235	1,694	245
Asset impairment	572	—	653	—
Change in fair value of contingent consideration, net	—	(2,401)	(131)	(1,907)
Litigation settlement	42	—	42	5,000
Depreciation and amortization	2,282	1,441	3,567	2,769
Total operating expenses	42,326	19,055	81,670	42,776

Loss from operations	(40,837)	(10,023)	(80,161)	(23,032)

Interest and other income (expense):
Interest income	840	238	1,603	395
Interest expense	(488)	(801)	(1,067)	(1,375)
Loss on disposal of subsidiaries, net	(42)	(1,234)	(188)	(1,264)
Gain on remeasurement of investment	—	2,915	10,965	2,915
Other income, net	1,696	837	1,887	499
Loss before income taxes and non-controlling interest	(38,831)	(8,068)	(66,961)	(21,862)

Income tax benefit	147	1,682	525	9,027
Equity in gain (loss) of equity method investees	(589)	(461)	(1,928)	(615)

Net loss	(39,273)	(6,847)	(68,364)	(13,450)

Net loss attributable to common shareholders	(39,273)	(6,847)	(68,364)	(13,450)

Net loss attributable to non-controlling interest	1,506	152	2,086	272

Net loss attributable to Ideanomics, Inc. common shareholders	$(37,767)	$(6,695)	$(66,278)	$(13,178)

Earnings (loss) per share
Basic	$(0.08)	$(0.02)	$(0.13)	$(0.03)
Diluted	$(0.08)	$(0.02)	$(0.13)	$(0.03)

Weighted average shares outstanding:
Basic	497,792,525	433,098,279	497,577,331	412,230,966
Diluted	497,792,525	433,098,279	497,577,331	412,230,966
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

Table of
IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (USD in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(39,273)	$(6,847)	$(68,364)	$(13,450)
Other comprehensive income (loss), net of nil tax:
Changes in fair value of available-for-sale securities	—	(20)	—	(20)
Foreign currency translation adjustments	(9,012)	(40)	(7,803)	(733)
Comprehensive loss	(48,285)	(6,907)	(76,167)	(14,203)
Comprehensive loss (gain) attributable to non-controlling interest	3,385	158	3,681	591
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(44,900)	$(6,749)	$(72,486)	$(13,612)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

Table of
IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Six Months Ended June 30, 2021
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(349,747)	$1,231	$183,695	$3,739	$187,434
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Contingent shares	—	—	7,658	—	—	7,658	—	7,658
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net income (loss)	—	—	—	(6,483)	—	(6,483)	(236)	(6,719)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(380)	(380)	(313)	(693)
Balance, March 31, 2021	419,469,800	$419	$768,813	$(356,230)	$851	$413,853	$3,190	$417,043
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Common stock issuance for at the market offering	25,301,190	25	74,322	—	—	74,347	—	74,347
Common stock issued under employee Stock Incentive Plan	4,590,000	5	7,735	—	—	7,740	—	7,740
Common stock issuance for acquisition	6,733,497	7	21,120	—	—	21,127	—	21,127
Common stock issued pertain to SEDA	10,000,000	10	27,290	—	—	27,300	—	27,300
Common stock issuance for professional fee	260,000	—	656	—	—	656	—	656
Changes in available-for-sale securities fair value	—	—	—	—	(20)	(20)	—	(20)
Net income (loss)*	—	—	—	(6,695)	—	(6,695)	(267)	(6,962)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(33)	(33)	(7)	(40)
Balance, June, 30, 2021	466,354,487	$466	$901,943	$(362,925)	$798	$540,282	$2,916	$543,198
__________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8

Table of

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands) Continued

	Six months ended June 30, 2022
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2022	497,272,525	497	$968,066	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	2,355	—	2,355
Common stock issuance for professional fee	350,000	1	434	—	—	435	—	435
Common stock issued under employee stock incentive plan	125,000		66	—	—	66	—	66
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	(83)	—	(83)
Deconsolidation of subsidiary	—	—	—		—	—	(236)	(236)
Acquisition of Energica	—	—	—		—	—	24,778	24,778
Net loss				(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax					925	925	284	1,209
Balance, March 31, 2022	497,747,525	498	$970,838	$(634,270)	$1,147	$338,213	$26,587	$364,800
Share-based compensation	—	—	2,863	—	—	2,863	—	2,863
Acquisition of Celer	—	—	—	—	—	—	49	49
Net loss	—	—	—	(37,767)	—	(37,767)	(1,506)	(39,273)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(6,838)	(6,838)	(2,174)	(9,012)
Balance, June 30, 2022	497,747,525	498	$973,701	$(672,037)	$(5,691)	$296,471	$22,956	$319,427
________________________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

Table of
IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(68,364)	$(13,450)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	5,218	4,047
Depreciation and amortization	3,567	2,769
Noncash lease expense	1,853	—
Non-cash interest expense (income)	(1,400)	991
Allowance for doubtful accounts	559	340
Income tax benefit	(684)	(9,393)
Loss on disposal of subsidiaries, net	180	1,446
Equity in losses of equity method investees	1,928	615
Other income (forgiveness of liabilities)	(99)	(777)
Issuance of common stock for professional fees	951	1,819
Gain on remeasurement of investment	(10,965)	(2,915)
Impairment losses	653	—
Change in fair value of contingent consideration	(131)	(1,907)
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	(2,081)	4,968
Inventory	(8,342)	(497)
Prepaid expenses and other assets	(4,746)	(7,415)
Accounts payable	6,753	(60)
Deferred revenue	(388)	(1,497)
Amount due to related parties	(29)	770
Accrued expenses, salary and other current liabilities	(6,802)	9,776
Net cash used in operating activities	(82,369)	(10,370)

Cash flows from investing activities:
Acquisition of property and equipment	(3,362)	(603)
Acquisition of intangible asset	(469)	—
Disposal of subsidiaries, net of cash disposed	(417)	(44)
Proceeds from selling available for sales securities	337	—
Acquisition of subsidiaries, net of cash acquired	(54,889)	(100,579)
Long term investment	(3,203)	(26,083)
Notes receivable from related party	(1,000)	—
Investment in debt securities	(13,314)	(15,528)
Net cash used in investing activities	(76,317)	(142,837)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	220,000
Proceeds from exercise of options and warrants and issuance of common stock	—	163,046
Proceeds from noncontrolling interest shareholder	49	—
Tax withholding paid for net share settlement of equity awards	(84)	—
Borrowings(repayments) from/to third parties	279	—
Repayment of convertible note	(24,664)	—
Net cash provided by financing activities	(24,420)	383,046
Effect of exchange rate changes on cash	(1,249)	39
Net increase in cash and cash equivalents	(184,355)	229,878

Cash and cash equivalents at the beginning of the period	269,863	165,764

Cash and cash equivalents at the end of the period	$85,508	$395,642
8

Table of

Supplemental disclosure of cash flow information:
Cash paid for income tax	$159	$801
Cash paid for interest	$1,188	$—

Issuance of shares for acquisition	$—	$53,504
Issuance of shares for convertible notes conversion	$—	$140,126
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

Table of
IDEANOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia and the United States through its subsidiaries.
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. Through June 30, 2022, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. For the three months ended June 30, 2022, the Company completed one acquisition. We are in the in the process of filing the necessary disclosures in anticipation of obtaining the required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million and an earnout payment of up to $180.0 million. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. Anticipated segments are, Ideanomics Mobility, which will encompass the entities with businesses centered in the EV market, Ideanomics Capital, will encompass businesses centered in the finance/real estate market, Other which will encompass businesses that do not operate in the sectors covered by Ideanomics Mobility and Ideanomics Capital and a corporate entity which will encompass costs associated with head office operations, with the combination/consolidation of all segments and the corporate entity comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level; the Company has appointed business unit managers for Ideanomics Mobility and Ideanomics Capital and is in the process of and revising its internal reporting, budgeting and forecasting process so as to be aligned with the anticipated corporate structure.
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
The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes
8

Table of
thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on September 2, 2022 Form 10-K.
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
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation.
Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2021 Form 10-K. During the six months ended June 30, 2022, the Company acquired one business, Energica, which resulted in the adoption of the following accounting policies with respect to that business.
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
The composition of inventory is as follows (in thousands)~~:~~

	June 30, 2022	December 31, 2021
Raw materials	$3,555	$245
Work in progress	14,319	90
Finished goods	5,896	5,824
Total	$23,770	$6,159

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
8

Table of
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
Product Warranties
The acquired EV entities' standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of June 30, 2022 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE's acquisition.
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
8

Table of
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

The Company has a pending acquisition of VIA, a U.S. manufacturer of electric commercial vehicles including Class 2 through Class 5 cargo vans, trucks, and buses. The Company is in the in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million, more than $62.9 million of which has been paid to date (prior to closing) in cash as documented in the form of convertible notes, as well as an earnout payment of up to $180.0 million. In addition, the company has provided an incremental $11.7 million in bridge financing to VIA for the support of ongoing operations due to the delay in closing. This bridge loan will be forgiven at the time of closing. The remaining consideration for the acquisition of VIA is to be consummated with Ideanomics common stock, rather than cash. However, transaction fees are material and estimated to be $45.0 million, and it is anticipated that VIA will require operational and capital funding of $260.0 million in the next twelve months. The Company has filed a registration statement on Form S-4 regarding shareholder approval for the transaction. As of the date of these financial statements, the registration statement had not been declared effective, and the financial statements contained therein must be updated to December 31, 2021. An amended S-4 statement with the required updated financial statements is anticipated to be filed with the SEC in the second quarter of 2022. The terms of the agreement stated that either party may terminate the agreement under specified conditions as of August 31, 2022, however the Company has exercised its option to extend that date to September 30, 2022.

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
8

Table of
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

As of June 30, 2022, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $85.5 million of which $12.2 million is held by the Company’s subsidiaries located and China and is subject to foreign exchange control regulations and $2.2 million is minimum regulatory capital required to be held by US operating companies – we do not consider cash balances held in China or required minimum regulatory capital to be part of the Company’s liquid cash balances. The Company has experienced greater net losses and negative cash flows from operating and investing activities in the third quarter consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-Q, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. . We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

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
8

Table of

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

Note 2.    Immaterial Corrections of Prior Period Condensed Consolidated Financial Statements

In the fourth quarter of 2021, the Company became aware of immaterial errors primarily related to amortization expense on certain intangible assets acquired in various acquisitions, the classification of gains and losses from equity method investments, the classification of certain costs, and the accounting for non-controlling interest and income taxes related to the Company’s acquisition of 51% of the ownership interests of Tree Technologies, a Malaysian company engaged in the EV market in December 2019. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250, “Accounting Changes and Error Corrections” and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the prior period consolidated financial statements have been revised in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in the year ended December 31, 2021. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the condensed consolidated financial statements for the three and six months ended June 30, 2021, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three and six months ended June 30, 2021 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2021 (in thousands, except per share amounts):

	Previously Reported	Adjustment	As Revised
Revenue – sales of products	$7,410	$(453)	$6,957
Total revenue	30,847	(719)	30,128
Cost of revenue – sales of products	6,591	(531)	6,060
Cost of revenue – sales of services	14,954	(291)	14,663
Total cost of revenue	21,545	(449)	21,096
Gross profit	9,302	(270)	9,032
Selling, general and administrative	20,361	(581)	19,780
Depreciation and amortization	1,635	(194)	1,441
Total operating expenses	19,830	(775)	19,055
Loss from operations	(10,528)	505	(10,023)
Loss before income taxes and non-controlling interest	(8,573)	505	(8,068)
Income tax benefit	1,570	112	1,682
Net loss	(7,465)	618	(6,847)
Net loss attributable to common shareholders	(7,465)	618	(6,847)
Net loss attributable to non-controlling interest	203	(51)	152
Net loss attributable to Ideanomics common shareholders	(7,262)	567	(6,695)
Foreign currency translation adjustments	(41)	1	(40)
Comprehensive loss	$(7,526)	$619	$(6,907)
8

Table of

Comprehensive loss attributable to non-controlling interest	210	(52)	158
Comprehensive loss attributable to Ideanomics, Inc. shareholders	$(7,316)	$567	$(6,749)

There was no change in earnings per share – basic and diluted from the immaterial error corrections.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Previously Reported	Adjustment	As Revised
Revenue – sales of products	$11,957	$(485)	$11,472
Total revenue	60,785	(719)	60,066
Cost of revenue – sales of products	10,945	(433)	10,512
Cost of revenue – sales of services	29,697	(420)	29,277
Total cost of revenue	40,642	(320)	40,322
Gross profit	20,143	(399)	19,744
Selling, general and administrative	37,380	(711)	36,669
Depreciation and amortization	2,763	6	2,769
Total operating expenses	43,481	(705)	42,776
Loss from operations	(23,338)	306	(23,032)
Loss on disposal of subsidiaries	(1,446)	182	(1,264)
Other income, net	681	(182)	499
Loss before income taxes and non-controlling interest	(22,168)	306	(21,862)
Income tax benefit	8,824	203	9,027
Equity in loss of equity method investees	(698)	83	(615)
Net loss	(14,042)	592	(13,450)
Net loss attributable to common shareholders	(14,042)	592	(13,450)
Net loss attributable to non-controlling interest	367	(95)	272
Net loss attributable to Ideanomics common shareholders	(13,675)	497	(13,178)
Foreign currency translation adjustments	(901)	168	(733)
Comprehensive loss	(14,963)	760	(14,203)
Comprehensive loss attributable to non-controlling interest	763	(172)	591
Comprehensive loss attributable to Ideanomics, Inc. shareholders	$(14,200)	$588	$(13,612)

There was no change in earnings per share – basic and diluted from the immaterial error corrections.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2021 (in thousands):

	Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(14,042)	$592	$(13,450)
Depreciation and amortization	2,763	6	2769
Income tax benefit	(9,190)	(203)	(9393)
Equity in losses of equity method investees	698	(83)	615
Accounts receivable	5,503	(535)	4968
Inventory	379	(876)	(497)
8

Table of

Prepaid expenses and other assets	(7,711)	296	(7,415)
Accrued expenses, salary and other current liabilities	$8,975	$801	$9,776

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
8

Table of
Note 4.    Revenue
The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		As restated		As restated
Geographic Markets
Malaysia	$33	$40	$50	$47
USA	14,372	25,014	26,132	51,889
PRC	15,647	5,074	28,882	8,130
Italy	4,150	—	4,529	—
Total	$34,202	$30,128	$59,593	$60,066

Product or Service
Electric vehicles products	$23,577	$5,274	$38,200	8,304
Electric vehicles services	74	75	157	108
Charging, batteries and powertrain products	956	1,683	1,210	3,168
Charging, batteries and powertrain services	338	617	790	756
Title and escrow services	9,171	22,069	19,096	46,909
Digital advertising services and other	—	34	—	231
Fund raising services	7	—	7	—
Other revenue	79	376	133	590
Total	$34,202	$30,128	$59,593	$60,066

Timing of Revenue Recognition
Products and services transferred at a point in time	$33,783	$29,059	$58,639	$58,611
Services provided over time	419	1,069	954	1,455
Total	$34,202	$30,128	$59,593	$60,066

In the three months ended June 30, 2022 and 2021, the Company recognized revenue of $3.9 million and $1.4 million recorded in deferred revenue as of the beginning of the periods, respectively. In the six months ended June 30, 2022 and 2021, the Company recognized revenue of $3.7 million and $0.6 million recorded in deferred revenue as of the beginning of the periods, respectively.

In the three months ended June 30, 2022 and 2021, the Company recorded grant revenue of $0.1 million and 0.4 million, respectively. In the six months ended June 30, 2022 and 2021, the Company recorded grant revenue of 0.1 million and 0.6 million, respectively, in "Other revenue" in the consolidated statements of operations.

22

Table of
Note 5.    Available-for-Sale Securities

The Company accounts for its available-for-sale securities at their fair value, with changes in fair value, if any, recorded in other comprehensive income. The fair value of available-for-sale securities is determined utilizing Level 1 inputs, as further discussed below.

The following table provides certain information related to available-for-sale debt securities (in thousands):

	As of June 30, 2022
	Cost	Interest		Unrealized Gains		Unrealized Losses		Impairment		Estimated Fair Value
Available-for-sale securities:
SILK EV Note (a)	$15,000	$	$902	$	$4	$	$(20)	$	$(15,886)	$	$—
Equity and debt securities (b)	3,791		—		—		(479)		—		3,312
Total available-for-sale securities	$18,791	$	$902	$	$4	$	$(499)	$	$(15,886)	$	$3,312
(a)Silk EV Convertible Promissory Note
On January 28, 2021, the Company invested $15.0 million in Silk EV via a convertible promissory note. Silk is an Italian engineering and design services company that has recently partnered with FAW to form a new company Silk-FAW to produce fully electric, luxury vehicles for the Chinese and global auto markets.

The principal amount of the convertible promissory note is $15.0 million, is unsecured, bears interest at an annual rate of 6.0%, and the scheduled maturity date was January 28, 2022.

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

(b)Equity and Debt Securities

As of March 31, 2022 the fair value of debt and equity securities was $3.3 million. The equity and debt securities are were classified as a Level 1 financial instrument.

Table of
Note 6. Notes Receivable from Third Parties

Notes receivable consists of the following (in thousands):

	As of June 30, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$48,018	$1,448	$—	$—	$—	$49,466
VIA Note-2(a)	7,282	4	—	—	—	7,286
Inobat Note (b)	11,819	447	291	—	—	12,557
Timios (c)	521	—	—	—	—	521
Total notes receivable	$67,640	$1,899	$291	$—	$—	$69,830

	As of December 31, 2021
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$42,500	$578	$—	$—	$—	$43,078
Inobat Note (b)	11,819	10	—	—	—	11,829
Total notes receivable	$54,319	$588	$—	$—	$—	$54,907

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

The Company entered into a secured promissory note of $2.2 million with VIA on May 20, 2022. The Company entered into an amendment of the secured promissory note during the second quarter of 2022 to provide an additional $5.1 million. The note is secured by the certain assets and rights of VIA , bears interest at an annual rate of 4.0%. The principal and interest is due and payable in the event of the termination of the merger agreement.

The Company has entered into two further amendments during the third quarter of 2022 to provide an additional $4.4 million to VIA. The note is secured by the certain assets and rights of VIA , bears interest at an annual rate of 4.0% . The principal and interest is due and payable in the event of the termination of the merger agreement.

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

Table of
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

June 30, 2022
Probability	50%
Yield rate	17.5%
(c)Timios Promissory Note
During the first quarter of 2022, Timios purchased mortgage notes at a fair value of $0.5 million, the notes bear interest of 3.5% and 4.875%. The notes mature August 2043 and December 2049. Installments for the loans are approximately $3,000. There was no interest recorded for the three and six months ended June 2022.
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

Table of
alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. Details and the impacts of any dispositions are noted below.
2022 Acquisitions
The Company has completed the below acquisition in the six months ended June 30, 2022. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations.
Energica Acquisition

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

Acquisition Method Accounting Estimates

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

26

Table of
The useful lives of the intangible assets acquired is as follows:

Energica
Intangible assets – customer relationships	13.0
Intangible assets – development technology	8.0
Intangible assets – trademark and tradename	25.0
Weighted average	14.7
The estimated amortization expense related to these intangible assets for each of the years subsequent to June 30, 2022 is as follows (amounts in thousands):

2022 remaining	$1,847
2023	3,694
2024	3,694
2025	3,694
2026	3,694
2027 and beyond	26,954
Total	$43,577
Amortization expense related to intangible assets created as a result of the Energica acquisition for the three and six months ended June 30, 2022, respectively was $1.0 million and $1.4 million.
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

Revenue of $4.2 million and $4.5 million and net loss of $4.5 million and net loss of $5.1 million for the three and six months ended June 30, 2022, respectively, have been included in the condensed consolidated financial statements. As the Company did not consolidate Energica in 2021 there are no results to disclose, these have been included in the unaudited proforma information below.
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
The acquisitions below are collectively defined as the 2021 Acquisitions. Management considers the valuations final for the 2021 Acquisitions.
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
27

Table of
services, as well as specialized offers for the mortgage industry. The Company expects Timios to become one of the cornerstones of the Company's fintech business unit.
Revenue of $9.2 million and $22.1 million and net loss of $3.5 million and net income of $2.1 million for the three months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
Revenue of $19.1 million and $46.9 million and net loss of $5.6 million and net income of $5.6 million for the six months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
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
As of June 30, 2022, 0.5 million of the Company’s common stock remains unissued pending receipt of a final consent. Since receipt of this consent is probable, the Company has included the total common shares to be issued as contingent consideration as of the acquisition date of $11.4 million as of the acquisition date. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the agreement would not be issued to the sellers. The Company has extended the time frame for this contractual provision as the receipt of the consents is outside the control of the former WAVE shareholders.
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
Revenue of $0.8 million and $2.4 million and net loss of $3.7 million and $1.2 million, for the three months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
Revenue of $1.3 million and $4.2 million and net loss of $7.0 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
The final purchase price allocation for WAVE is summarized in the table below.
28

Table of
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

The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $16.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of June 30, 2022 the Company has not accrued any of this retention plan as the various criteria for 2021 were not met and the criteria for 2022 and 2023 are not probable of being met.

Revenue of $0.6 million and $0.3 million and net loss of $3.4 million and $0.1 million, for the three months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

Revenue of $0.8 million and $0.3 million and net loss of $5.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

The final purchase price allocation for US Hybrid is summarized in the table below.
Refer to Note 10 for information related to an impairment charge recognized for the US Hybrid reporting unit during the year ended December 31, 2021.

Solectrac

On June 11, 2021, the Company purchased the remaining 78.6% of Solectrac, a privately held company, pursuant to an agreement and plan of merger for a purchase price of $18.0 million. The Company had previously acquired 21.4% of Solectrac in 2020. The Company now owns 100% of Solectrac. The purchase price was paid in cash and pursuant to the agreement $2.0 million of cash consideration was paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any. In conjunction with the acquisition of Solectrac, the Company remeasured the 21.4% previously accounted for as an equity method investment. The Company remeasured the previous equity investment by grossing up the value of the 21.4% equity ownership to reflect the proceeds paid to gain control of Solectrac. This remeasurement resulted in a gain of $2.9 million recorded in the year ended December 31, 2021, this was recorded in Gain on remeasurement of investment, in our consolidated statement of operations,

Solectrac is a manufacturer and distributor of clean agricultural equipment of 100% battery-powered, all-electric tractors for agriculture and utility operations. Solectrac tractors provide an opportunity for farmers around the world to power their tractors by using the sun, wind, and other clean renewable sources of energy. The Company expects Solectrac to create immediate synergies with its existing EV initiatives as it brings a rapidly growing agricultural sector to the Company’s current product offerings.
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
29

Table of

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of June 30, 2022 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $3.8 million and $0.2 million net loss of $3.3 million and net income of $0.3 million for the three months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

Revenue of $4.9 million and $0.2 million and net loss of $6.0 million and net income of $0.3 million for the six months ended June 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statement

The final purchase price allocation for Solectrac is summarized in the table below.
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
30

Table of
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
The estimated amortization expense adjusted for the impairment related to the remaining intangible assets for each of the years subsequent to June 30, 2022 is as follows (amounts in thousands):

2022 remaining	$466
2023	932
2024	933
2025	933
2026	933
2026 and beyond	5,296
Total	$9,493
Amortization expense related to the 2021 Acquisitions was $0.4 million and $0.8 million for three and six months ended June 30, 2022 and was $1.4 million and $2.0 million for the three and six months ended June 30, 2021.
Cumulative Goodwill, excluding any impairments, in the amount of $117.4 million was recorded as a result of the 2021 Acquisitions. The goodwill from the 2021 Acquisitions represent future economic benefits that we expect to achieve as a result of the acquisitions, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes for any of the 2022/2021 Acquisitions. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present.
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
•The Company incurred transaction costs of $0.3 million and $0.4 million during the three and six months ended June 30, 2022 related to the 2021 Acquisitions, immaterial acquisitions and other possible opportunities, other than Energica.
•The Company incurred transaction costs of $0.1 million and $0.7 million during the three and six months ended June 30, 2022, respectively, related to the Energica acquisition.
31

Table of
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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Amounts in thousands, except per share and share data)

Total revenue	$34,202	$31,853	$59,593	$66,289

Net loss attributable to IDEX common shareholders	(36,565)	(8,135)	(66,706)	(20,145)

Earnings (loss) per share
Basic and Diluted	$(0.07)	$(0.02)	$(0.13)	$(0.05)

Weighted average shares outstanding
Basic and Diluted	497,792,525	438,269,237	497,577,331	418,089,587

Dispositions

Seven Stars Energy Pte. Ltd.
On February 9, 2022, the Company transferred its 51.0% interest in Seven Starts Energy Pte. Ltd. to Fan Yurong, a current shareholder of SSE, for a nominal amount.

The Company recognized a disposal loss of $0.5 million.as a result of the deconsolidation of SSE and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the six months ended June 30, 2022

FNL

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
32

Table of
estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions.

Refer to Note 9 for additional information concerning the investment in FNL.
Note 8.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$8,192	$4,945
Less: allowance for doubtful accounts	(1,535)	(1,607)
Accounts receivable, net	$6,657	$3,338
As of June 30, 2022 and December 31, 2021, the gross balance includes the taxi commission revenue receivables from the related party Qianxi of $1.2 million and $1.3 million, respectively. These balances are fully reserved in the balances stated above.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	June 30, 2022	December 31, 2021
Balance at the beginning of the period	$(1,607)	$(1,219)
Increase in the allowance for doubtful accounts	—	(350)
Effect of change in foreign currency exchange rates	$72	$(38)
Balance at the end of the period	$(1,535)	$(1,607)
For the six months ended June 30, 2022, the Company did not increase its allowance for doubtful accounts for accounts receivable from a third-party. In the year ended December 31, 2021, the Company increased its allowance for doubtful accounts by $0.4 million for accounts receivable from a third-party.
Note 9.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	June 30, 2022	December 31, 2021
Furniture and office equipment	$2,426	$1,432
Vehicle	994	900
Leasehold improvements	3,105	581
Machinery and equipment	2,742	825
Total property and equipment	9,267	3,738
Less: accumulated depreciation	(949)	(833)
Property and equipment, net	$8,318	$2,905

The Company recorded depreciation expense of $0.6 million and $0.1 million, which is included in its operating expense, for the three months ended June 30, 2022 and 2021, respectively and $0.9 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
Fintech Village
On January 28, 2021, the Company’s Board accepted an offer of $2.8 million for Fintech Village, which was a 58-acre former University of Connecticut campus in West Hartford and subsequently signed a sale contract on March 15, 2021. The Company estimated the costs to sell Fintech Village to be $0.2 million and recorded these costs in “Loss on disposal of subsidiaries, net”

33

Table of
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
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2021	$705
Measurement period adjustments	186
Effect of change in foreign currency exchange rates	(1)
Acquisitions	117,445
Disposal of Grapevine (a)	(704)
Impairment loss (b,c,d,e)	(101,470)
Balance as of December 31, 2021	16,161
Acquisitions	58,689
Effect of change in foreign currency exchange rates	(2,752)
Balance as of June 30, 2022	$72,098

(a)During the three months ended June 30, 2021, the Company completed the sale of Grapevine. Refer to Note 8 for additional information.

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

The quantitative analysis indicated that the carrying amount of the Timios reporting unit exceeded its fair value by $19.5 million. As a result, the Company recorded a goodwill impairment charge of $5.6 million, and impairment charges related to the Timios tradename and lender relationships of $0.7 million and $13.2 million, respectively, for the year ended December 31, 2021.

(c)For the year ended December 31, 2021, market conditions and supply chain issues have had an adverse impact on WAVE’s business forecasts. The projections have negatively impacted WAVE’s performance, resulting in lower gross
34

Table of
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

(e)For the period ended December 31, 2021, market conditions and supply chain issues have had an adverse impact on Solectrac's business forecasts. The projections have negatively impacted Solectrac's performance, resulting in lower gross margins and revenue forecasts being reduced. As a result, the Company recorded a goodwill impairment charge of $17.7 million for the year ended December 31, 2021
As reported in Note 1 the Company restated its condensed consolidated financial statements, including errors in determining the estimated fair value of acquired intangible assets in its purchase price allocation for its 2021 acquisitions. The cumulative impact of these errors resulted in less fair value being attributed to identifiable intangible assets and additional value attributed to goodwill. Refer to the Amended Form 10-Q's as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 that have been filed with the SEC on November 22, 2021.
Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	June 30, 2022					December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Continuing membership agreement (a)	17	$1,179	$(665)	$—	$514	$1,179	$(649)	$—	$530
Patents, trademarks and brands (d,f,h,i)	38.2	22,509	(1,050)	(1,132)	20,327	39,820	(2,715)	(30,492)	6,613
Customer relationships	14.2	13,558	(339)	—	13,219			—
Land use rights (c)	96.5	25,672	(519)	—	25,153	27,102	(411)	—	26,691
Licenses (d)	13.5	1,000	(99)	—	901	1,000	(65)	—	935
Lender relationships (d)	5.5	16,600	(1,836)	(12,551)	2,213	16,600	(1,638)	(12,550)	2,412
Internally developed software (e)	2.1	765	(149)	—	616	452	(76)	—	376
Software (h,j)	11.7	4,491	(736)	—	3,755	4,492	(178)	—	4,314
Non-compete (i)	0	—	—	—	—	520	(57)	(463)	—
Technology (h,i)	7.7	17,730	(692)	—	17,038	7,460	(347)	(7,113)	—
Assembled workforce	1.4	150	(44)	—	106	150	(6)	—	144
Total		103,654	(6,129)	(13,683)	83,842	98,775	(6,142)	(50,618)	42,015
Indefinite lived intangible assets
Timios Title plant (d)		500	—	—	500	500	—	—	500
Website name		25	—	—	25	25	—	—	25
Title License		6	—	(6)	—	6	—	—	6
Patent		—	—	—	—	—	—	—	—
Total		$104,185	$(6,129)	$(13,689)	$84,367	$99,306	$(6,142)	$(50,618)	$42,546

(a)During the three months ended September 30, 2019 the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT’s intangible assets mentioned above, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million. The Company also recorded an impairment loss of $30,000 related to DBOT's customer list. Refer to Note 7 for additional information related to the acquisition.
35

Table of
(b)During the three months ended December 31, 2021, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. As part of the acquisition, Tree Technologies acquired an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing. Upon acquisition, the fair value of this agreement was determined to be $11.3 million. In the three months ended December 31, 2020, Tree Technologies obtained a domestic EV manufacturing license in Malaysia; and therefore determined it would not purchase vehicles from Tree Manufacturing. The Company subsequently severed all commercial relationships with Tree Manufacturing. Accordingly, the Company determined there was no underlying value to the marketing and distribution agreement, and recorded an impairment loss of $12.5 million. Refer to Note 7 for additional information related to the acquisition.
(c)During the three months ended March 31, 2022, the Company completed the acquisition of 100.0% interest in Timios. Refer to Note 7 for additional information related to the acquisition.
(d)Relates to software development costs capitalized during the three months ended September 30, 2021 at Timios. The asset was placed into service in July 2021.
(e)During three months ended March 31, 2021, the Company completed the acquisition of 100.0% interest in WAVE. Refer to Note 7 for additional information related to the acquisition.
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
(i)Relates to software costs capitalized during the nine months ended September 30, 2021.

Amortization expense relating to intangible assets was $1.7 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Years ending June 30,	Amortization to be recognized
(excluding the three months ended March 31, 2022)	$3,180
2023	6,347
2024	6,202
2025	5,500
2026	5,546
2026 and thereafter	57,067
Total	$83,842
Note 11.    Long-term Investments
The following table summarizes the Company’s long-term investments (in thousands):

	June 30, 2022	December 31, 2021
Non-marketable equity investments	$10,569	$7,500
Equity method investments	14,949	28,088
Total	$25,518	$35,588
36

Table of
Non-marketable equity investment
Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, no impairment losses were recorded in the three months ended June 30, 2022 and 2021, respectively.
Equity method investments
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		June 30, 2022
		January 1, 2021	Addition	Income (loss) on investment	Reclassification to equity method investee	Reclassification to subsidiaries	Dilution loss due to investee share issuance	June 30, 2022
Energica	(b)	12,329	—	(1,031)	—	(11,298)	—	—
FNL Technologies	(c)	2,856	—	(454)	—	—	—	2,362
MDI Fund	(d)	3,765	127	(77)	—	—	—	3,815
PEA	(f)	9,138		(366)	—	—	—	8,772
Total		$28,088	$127	$(1,928)	$—	$(11,298)	$—	$14,949

The Company has received no dividends from equity method investees in the three and six months ended June 30, 2022 and 2021.
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

Table of
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

As of June 30, 2022, the excess of the Company’s investment over its proportionate share of Energica’s net assets was $10.9 million. The difference represents goodwill.

Certain shareholders of Energica have rights such that they may convert their ordinary shares into ordinary shares with supervoting rights under certain conditions. If some or all of these ordinary shares were converted into ordinary shares with supervoting rights, the Company’s ownership in Energica would be diluted, perhaps significantly.
The aggregate market value of the Energica common shares owned by the Company was $22.5 million as of June 30, 2022.

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

Table of
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
Note 12.    Leases
As of June 30, 2022 and December 31, 2021, the Company’s operating lease right of use assets are $17.7 million and $12.8 million, respectively. The weighted-average remaining lease term is 5.6 and the weighted-average discount rate is 4.9%.

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$1,192	$279	$2,241	$448
Short-term lease cost	155	170	359	259
Sublease income	—	—	—	—
Total	$1,347	$449	$2,600	$707

The following table summarizes supplemental information related to leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,172	$311	$2,215	$476
Right of use assets obtained in exchange for new operating lease liabilities	150	2,955	6,895	4,718

The additional right of use assets was primarily acquired in the Tree Technologies, Energica, WAVE, and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in Asia, Europe and U.S. locations where they conduct business.
The following table summarizes the maturity of operating lease liabilities (in thousands):

June 30, 2022	Leased Property Costs
2022 (excluding the six months ended June 30, 2022	$2,353
2023	4,666
2024	3,534
2025	3,054
2026	2,503
2026 and thereafter	4,031
Total lease payments	20,141
Less: interest	(2,577)
Total	$17,564

Table of
In the six months ended June 30, 2022, the Company executed a five-year automobile lease and acquired two finance leases through an acquisition of Energica, the manufacturer of high-performance electric motorcycles with a six-year and two-year remaining life for a service center and an office facility, respectively. In Asia, the Company acquired a two-year operating lease and renewed a two-year lease for a general office building for a manufacturing facility for EV bikes, scooters, and batteries. In the U.S., the Company acquired two operating leases, one of which has a two-year term for a general office building and the other lease, has a ten-year life for a warehouse and office facility used primarily for fabrication, assembly, production, and storage of battery-powered electric tractors.

Note 13.    Promissory Notes
The following table summarizes the outstanding promissory notes as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Debenture (a)	4%	$33,333	$33,437	$57,500	$57,809
Small Business Association Paycheck Protection Program (c)	1%	265	265	311	312
Energica lending arrangements	0.05% - 4.5%		5,042	—	—
Total		$33,598	38,744	$57,811	58,121
Less: Current portion			(37,028)		(58,121)
Long-term Note, less current portion			$1,716		$—
______________________________________________
*Carrying amount includes the accrued interest and approximates the fair value because of the short term nature of these instruments.

As of June 30, 2022 debts are classified as current and long term.
The weighted average interest rate for these borrowings is 3.7% and 4.0% as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, and December 31, 2021 the Company was in compliance with all ratios and covenants.
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

During the six months ended June 30, 2022, none of the principal or accrued interest were converted into shares of common stock of the Company.

During the three months ended December 31, 2021, principal and accrued and unpaid interest in the amount of $17.6 million was converted into 9.4 million shares of common stock of the Company. Total interest expense recognized was $0.4 million for the three months ended December 31, 2021.
(b)Small Business Association Paycheck Protection Program

On April 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The forgiveness

Table of
application of the loan was submitted in August 2021. While the forgiveness application is under review, the Company has made payments totaling $31,674 of principal and interest during the year ended December 31, 2021 and $24,152 of principal and interest During the three and six months ended June 30, 2022. Interest expense recognized in connection with this loan was $730 and $832 in the six months ended June 30, 2022 and June 30, 2021 respectively for the Small Business Association Paycheck Protection Program.
On May 1, 2020 Grapevine borrowed $0.1 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of approximately $7,000 commencing on December 1, 2020, with a final payment due on May 1, 2022. With several amendments, the loan was payable commencing on October 1, 2021, with a final payment due on April 10, 2025. On April 20, 2021, the Company completed the disposal of Grapevine and the loan balance was deconsolidated from consolidated balance sheet. Interest expense recognized in connection with this loan was $0 and $306 in the six months ended June 30, 2022 and June 30, 2021 respectively for the Small Business Association Paycheck Protection Program.

(c)Energica Lending Arrangements

Energica is party to eleven individual instruments with different counterparties in Italy comprising an aggregate outstanding unpaid balance of $5.0 million. These instruments provide working capital for the Energica manufacturing operations through the combination of accounts receivable factoring, vendor financing programs and other secured asset-based lending arrangements. The instruments bear interest rates ranging from 0.1% to 4.5%, with a weighted average interest rate of 1.1%. $3.9 million of the payable will be due within one year, and $1.1 million of the payable will due between 2026 and 2028 in installments ranging 8 to 42 months. Due to the nature of the lending arrangements providing working capital, these arrangements are primarily classified as current liabilities and are secured primarily by Energica’s related trade accounts receivable, inventory and other current assets.
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

Table of
operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which was due and repaid as of December 31, 2021.
Note 14.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest
Convertible Preferred Stock

The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of June 30, 2022 and December 31, 2021, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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
2022 Equity Transactions
The Company did not issue any shares during the three month period ended June 30, 2022.
The Company issued $0.5 million shares during the six months ended June 30, 2022 for professional service received and the employee stock option exercise.
2021 Equity Transactions
The agreement with YA II PN, Ltd
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

Table of
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
The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Six months ended
	June 30, 2022	June 30, 2021
Beginning balance	$—	$7,485
Initial investment	—	—
Accretion of dividend	—	231
Loss attributable to non-controlling interest	—	(175)
Adjustment to redemption value	—	175
Ending balance	$—	$7,716
The agreement with Roth Capital
On February 26, 2021, the Company entered into a sales agreement with Roth Capital. In accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million. The Company shall pay to Roth Capital in cash, upon each sale of such shares pursuant to the sales agreement, an amount equal to 3.0% of the gross proceeds from each sale of such shares. During the three months ended June 30, 2021, the Company issued 17.6 million shares of common stock and received net proceeds of $53.4 million after deducting $1.7 million commission and transaction fees.
Refer to Note 7 for information related to the issuance to common stock for acquisitions, Note 14 for information related to issuance of common stock with convertible notes, Note 17 for information related to the issuance to common stock for option exercise.
Note 15.    Related Party Transactions
(a) Long-Term Investment to Qianxi
In November 2019, the Company entered into a share transfer agreement with Shenma to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it will be required to return the consideration to the Company. The Company has paid $0.5 million as of June 30, 2022 and December 31, 2021, and recorded it on the “Other Non-Current Assets”. The Company has requested that Shenma return the consideration provided and currently has full allowance against this receivable.
(b) Transaction with Dr. Wu. and his affiliates
As of June 30, 2022 and December 31, 2021, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due from related parties” in the condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company has payables of d $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets.

Table of
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
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the six months ended June 30, 2021. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded unpaid $0.6 million in "Other income (expense, net)" in the condensed consolidated statement of operations for the year ended December 31, 2021.
(c) Amounts due from and due to Glory
As of June 30, 2022 and December 31, 2021, the Company has payables of $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties”.
(d) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. Refer to Note 7 for additional information.

(e) Energica Notes Receivable

In October 2021 , the Company extended a revolving line of credit to Energica Motor Company in the amount of $4.5 million. The parent company of Energica Motor Company is Energica, of which the Company has 20% ownership. The revolving loan commitment termination date is December 31, 2022.

On January 7, 2022, the Company entered into a loan agreement with Energica. Pursuant to this loan agreement, the Company may advance up to €5.0 million ($5.7 million) in installments at an annual interest rate of Euribor plus 2.0%. The purpose of the loan is to provide working capital during the motorcycle manufacturing and purchasing season.

The Company has provided a loan of $0.7 million to Energica Motor Company as of December 31, 2021, and recorded in “notes receivable from related party”in the condensed consolidated balance sheets. On March 14 2022, the Company acquired Energica, the loan is eliminated on the consolidated financial statements as of March 31, 2022. The interest income recognized is $28,476 for the six months ended June 30, 2022. During the three months ended March 31 2021, the Company lent $1.4 million and $1.1 million to Energica Motor Company and Energica, respectively.

(f) Energica Acquisition

The Company loaned $1.8 million to Energica senior management to exercise their options during the three months ended March 31 2022. In April, the Company purchased 847,156 shares from option exercise in another $1.3 million. the $1.8 million was converted into the purchase price of the shares. The total $3.1 million is considered part of the acquisition price of Energica acquisition.

Refer to Note 7 for the details

(g) Energica Purchases

During the three months and six month ended June 30 2022, Energica has purchased $0.2 million and $0.3 million, respectively, of material and services from three entities owned by one of its senior management team. The balance as of June 2022 with these three entities are $1.3 million and recorded in “Amounts due to related parties” in the condensed consolidated Balance Sheets.

Table of
Note 16.    Share-Based Compensation
As of June 30, 2022, the Company had 22.6 million options and 1.0 million warrants outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of June 30, 2022, options available for issuance are 16.6 million shares.
For the three months ended June 30, 2022 and 2021, total share-based payments expense was $2.9 million and $2.0 million, respectively. For the six months ended June 30, 2022 and 2021, total share-based payments expense was $5.2 million and $4.0 million, respectively.
(a)Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	21,843,781	$1.74	—	$—
Granted	1,605,000	1.01	—	—
Expired	(627,964)	2.54	—	—
Forfeited	(195,494)	2.30	—	—
Outstanding at June 30, 2022	22,625,323	1.67	8.06	791,894
Vested as of June 30, 2022	17,132,533	1.51	7.70	791,894
Expected to vest as of June 30, 2022	5,492,790	2.16	9.17	—
As of June 30, 2022, $8.7 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.31. The total intrinsic value of shares exercised in the six months ended June 30, 2022 and 2021 was $0.0 million and $0.5 million, respectively. The total fair value of shares vested in the six months ended June 30, 2022 and 2021 was $4.8 million and $1.9 million, respectively. Cash received from options exercised in the six months ended June 30, 2022 and 2021 were $0.0 million and $0.3 million, respectively.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the six months ended June 30, 2022 and 2021 as follows:

Six Months Ended
	June 30, 2022	June 30, 2021
Expected term (in years)	5.51-5.53	5.51-5.54
Expected volatility	123%-124%	120%-122%
Expected dividend yield	—%	—%
Risk free interest rate	1.69%-2.87%	0.51%-1.01%

Table of
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $4.24 and the weighted average remaining life was 0.18 years.

	June 30, 2022	December 31, 2021
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	200,000	200,000	$5.00	July 1, 2022
Service providers	550,000	700,000	2.50	July 1, 2022 - October 1, 2022
Service provider	100,000	100,000	7.50	January 1, 2023
Service provider	100,000	100,000	9.00	January 1, 2023
Total	950,000	1,100,000
(c)Restricted Shares
As of June 30, 2022, there was $0 of unrecognized compensation cost related to unvested restricted shares.
Note 17.    Earnings (Loss) Per Common Share
The following table summarizes the Company’s earnings (loss) per share for the six months ended June 30, 2022 and 2021 (USD in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net earnings (loss) attributable to common stockholders	$(37,767)	$(6,695)	$(66,278)	$(13,178)
Basic weighted average common shares outstanding	497,792,525	433,098,279	497,577,331	412,230,966
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	—
Convertible promissory notes	—	—	—	—
Diluted potential common shares	497,792,525	433,098,279	497,577,331	412,230,966
Earnings (loss) per share:
Basic	$(0.08)	$(0.02)	$(0.13)	$(0.03)
Diluted	$(0.08)	$(0.02)	$(0.13)	$(0.03)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

Table of

	June 30, 2022	December 31, 2021
Warrants	950	1,100
Options and RSUs	22,640	21,859
Series A Preferred Stock	933	933
Contingent shares	1,491	1,491
Convertible promissory note and interest	17,786	30,585
Total	43,800	55,968
Note 18.    Income Taxes

In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 100% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the three months ended June 30, 2022 there was an income tax benefit of $0.1 million. This consisted principally of foreign income tax benefits. During the six months ended June 30, 2022 there was an income tax benefit of $0.5 million. This consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.2 million of foreign income tax benefits.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica. These are included in “other liabilities” in the table in Note 7. The foreign income tax benefit for the period consists primarily of the reversal of some of this liability as a result of Energica losses.

During the three months ended June 30, 2021 there was an income tax benefit of $1.7 million, During the six months ended June 30, 2021 there was an income tax benefit of $9.0 million. This benefit for the six months ended June 30, 2021 principally consisted of a reduction in the Company's valuation allowance that resulted from the acquisitions, US Hybrid and Solectrac in the second quarter, and, Timios and WAVE, in the first quarter. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of four acquired businesses, resulted in the recognition of $11.0 million deferred tax liabilities, of which $2.7 million was in the three months ended June 30, 2021. The federal tax returns of all four acquired businesses will be included in the Ideanomics and subsidiaries consolidated U.S. federal tax return. WAVE will be included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by a similar amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of four acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a one-time income tax benefit of $1.7 million during the three months ended June 30, 2021 and a one-time income tax benefit of $9.1 million during the six months ended June 30, 2022.

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

During the six months ended June 30, 2021 income tax expense is nil because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. Company had established a 100% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

At June 30, 2022 and December 31, 2021, the Company’s deferred tax assets do not include $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of June 30, 2022 and December 31, 2021.

Table of
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

Table of
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
On June 1, 2022, IIdeanomics agreed to dismiss the lawsuit without prejudice in exchange for Silk’s execution of a Confession of Judgment wherein Silk, through its Chairman, acknowledged its debt obligation under the convertible promissory note and agreed to a payment schedule, with interest continuing to run until payment in full at the rate of 6.0% per annum.
Following this agreement, Silk did not remit payment according to the payment schedule. On August 16, 2022, Ideanomics obtained a judgment against Silk for $16.4 million including prejudgment interest of 6.0%, which will accrue post-judgment interest of 9.0% until paid. It has not been paid.
Note 20.    Concentration of Credit and Foreign Currency Risks
Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of June 30, 2022 the Company’s cash and cash equivalents were held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Table of
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
Note 21.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	June 30, 2022
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	119	119
Solectrac - Contingent consideration[3]	—	—	100	100
Total	$—	$—	$868	$868

	December 31, 2021
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	250	250
Solectrac - Contingent consideration[3]	—	—	$100	100
Total	$—	$—	$999	$999

1This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of June 30, 2022 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the year ended December 31, 2021 and partially satisfied this liability. No shares have been issued in the six months ended June 30, 2022.

Table of
2This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of December 31, 2021 and 2020. The fair value of the Tree Technology contingent consideration was valued using a probability-weighted discounted cash flow approach.
3This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.
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
The significant unobservable inputs used in the fair value measurement of the contingent consideration includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. The following table summarizes the significant inputs and assumptions used in the model:

	June 30, 2022	December 31, 2021
Risk-free interest rate	0.1%	1.6%
Expected volatility	30%	30%
Expected term (years)	0.08	0.25
Expected dividend yield	—%	—%

Tree Technologies Contingent Consideration

The fair value of the Tree Technologies contingent consideration as of June 30, 2022 and December 31, 2021, was valued using a probability-weighted discounted cash flow approach which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach:

	June 30, 2022	December 31, 2021
Weighted-average cost of capital	15.0%	15.0%
Probability	5%-10%	5%-10%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of June 30, 2022 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

June 30, 2022
Risk-free interest rate	1.9%
Expected volatility	25.0%
Expected discount rate	18.7%

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Table of

Contingent Consideration
January 1, 2022	$999
Remeasurement loss/(gain) recognized in the statement of operations	(131)
June 30, 2022	$868
Note 22.    Subsequent Events
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

Table of
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

Table of
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

Table of
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
•Liquidity and Capital Resources
•Outlook
OVERVIEW
Ideanomics, Inc. (Nasdaq: IDEX) was incorporated in the State of Nevada on October 19, 2004.
Through June 30, 2022, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility is driving EV adoption by assembling a synergistic ecosystem of subsidiaries and investments across the three key pillars of EV: Vehicles, Charging, and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS.

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

Restatement of Previously Issued Consolidated Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the periods ended June 30, 2022 and June 30, 2021. For additional information and a detailed discussion of the Restatement, see Note 2, “Restatement of Previously Issued Condensed Consolidated Financial Statements.”
Significant Transactions in the Six Months Ended June 30, 2022
Energica Loan Agreement
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

The transaction is proceeding with the Italian regulatory authorities. On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022 the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

Table of
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

Table of
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
Information about Segment Presentation
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the three months ended March 31, 2022, the Company completed one acquisition. We are in the in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million in shares of Ideanomics at a fixed share ratio equal to $2.36 per Ideanomics share and an earnout payment of up to $180.0 million which will be according to the prevailing Ideanomics share price at the time the earnout is achieved. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future.

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

Table of
Consolidated Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021 (USD in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change
Revenue	$34,202	$30,128	$4,074	13.5
Cost of revenue	32,713	21,096	11,617	55.1
Gross profit	1,489	9,032	(7,543)	(83.5)

Operating expenses:
Selling, general and administrative expenses	38,750	19,780	18,970	95.9
Research and development expense	680	235	445	n/m
Asset impairments	572	—	572	n/m
Change in fair value of contingent consideration, net	—	(2,401)	2,401	n/m
Litigation settlement	42	—	42	n/m
Depreciation and amortization	2,282	1,441	841	n/m
Total operating expenses	42,326	19,055	23,271	n/m

Loss from operations	(40,837)	(10,023)	(30,814)	n/m

Interest and other income (expense):
Interest income	840	238	602	n/m
Interest expense	(488)	(801)	313	(39.1)
Loss on disposal of subsidiaries, net	(42)	(1,234)	1,192	(96.6)
Gain on remeasurement of investment	—	2,915	(2,915)	n/m
Other income, net	1,696	837	859	58.4
Loss before income taxes and non-controlling interest	(38,831)	(8,068)	(30,763)	n/m
Income tax benefit	147	1,682	(1,535)	(91.3)
Equity in gain (loss) of equity method investees	(589)	(461)	(128)	27.8

Net loss	(39,273)	(6,847)	(32,426)	n/m

Net loss attributable to common shareholders	(39,273)	(6,847)	(32,426)	n/m

Net loss attributable to non-controlling interest	1,506	152	1,354	n/m

Net loss attributable to Ideanomics, Inc. common shareholders	$(37,767)	$(6,695)	$(31,072)	n/m

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Table of
Comparison of Six Months Ended June 30, 2022 and 2021 (USD in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change
Revenue	59,593	$60,066	$(473)	(0.8)%
Cost of revenue	58,084	40,322	17,762	44.1
Gross profit	1,509	19,744	(18,235)	(92.4)

Operating expenses:
Selling, general and administrative expenses	75,845	36,669	39,176	n/m
Research and development expense	1,694	245	1,449	n/m
Asset impairment	653	—	653	n/m
Change in fair value of contingent consideration, net	(131)	(1,907)	1,776	(93.1)
Litigation settlement	42	5,000	(4,958)	(99.2)
Depreciation and amortization	3,567	2,769	798	28.8
Total operating expenses	81,670	42,776	38,894	90.9

Loss from operations	(80,161)	(23,032)	(57,129)	n/m

Interest and other income (expense):
Interest income	1,603	395	1,208	n/m
Interest expense	(1,067)	(1,375)	308	(22.4)
Loss on disposal of subsidiaries, net	(188)	(1,264)	1,076	(85.1)
Gain on remeasurement of investment	10,965	2,915	8,050	n/m
Other income, net	1,887	499	1,388	n/m
Loss before income taxes and non-controlling interest	(66,961)	(21,862)	(45,099)	n/m
Income tax benefit	525	9,027	(8,502)	(94.2)
Equity in loss of equity method investees	(1,928)	(615)	(1,313)	n/m

Net loss	(68,364)	(13,450)	(54,914)	n/m

Net loss attributable to common shareholders	(68,364)	(13,450)	(54,914)	n/m

Net loss attributable to non-controlling interest	2,086	272	1,814	n/m

Net loss attributable to Ideanomics, Inc. common shareholders	$(66,278)	$(13,178)	$(53,100)	n/m

Revenues (USD in thousands)

	Three Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change
Electric vehicles products	$23,577	$5,274	$18,303	n/m
Electric vehicles services	74	75	(1)	45.4
Charging, batteries and powertrains products	956	1,683	(727)	(61.8)
Charging, batteries and powertrain services	338	617	(279)	4.5
Title and escrow services	9,171	22,069	(12,898)	(59.3)
Digital advertising services and other	—	34	(34)	n/m
Fund raising services	7	—	7	n/m
Other revenue	79	376	(297)	n/m
Total	$34,202	$30,128	$4,074	(0.8)
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Table of

	Six Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change
Electric vehicles products	$38,200	$8,304	$29,896	n/m
Electric vehicles services	157	108	49	45.4
Charging, batteries and powertrains products	1,210	3,168	(1,958)	(61.8)
Charging, batteries and powertrain services	790	756	34	4.5
Title and escrow services	19,096	46,909	(27,813)	(59.3)
Digital advertising services and other	—	231	(231)	n/m
Fund raising services	7	—	7	n/m
Other revenue	133	590	(457)	n/m
Total	$59,593	$60,066	$(473)	(0.8)
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
* The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken.
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Revenue for the three months ended June 30, 2022 was $34.2 million as compared to $30.1 million for the same period in 2021, an increase of $4.1 million. The increase was mainly due increased revenue from EV Products which increased from $5.3 million in the three months ended June 30, 2021 to $23.6 million in the three months ended June 30, 2022, an increase of $18.3 million. This increase is the result of acquiring Solectrac in June 2021, acquiring Energica in March 2022, and significantly increased revenue from EV products in China during the second quarter of 2022. This increase is partially offset by a large decrease in revenue from Title and escrow services. Revenue from Title and escrow services decreased from $22.1 million in the three months ended June 30, 2021 to $9.2 million in the three months ended June 30, 2022, a decrease of $12.9 million. This decrease is the result of decreased revenue at Timios following a cybersecurity breach in July 2021.

In the three months ended June 30, 2021, the Company recognized $0.4 million revenue from the sales of vehicles, which included revenue of $5.3 million from the sale of traditional combustion vehicles. In the three months ended June 30, 2021, the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a Principal capacity, revenues were recorded on a Gross basis and for those contracts where it acted in an Agent capacity the revenues were recorded on a Net basis.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Revenue for the six months ended June 30, 2022 was $59.6 million as compared to $60.1 million for the same period in 2021, a decrease of $0.5 million. The decrease was mainly but not entirely due to a large decrease in revenue from Title and escrow services. Revenue from Title and escrow services decreased from $46.9 million in the six months ended June 30, 2021 to $19.1 million in the six months ended June 30, 2022, a decrease of $27.8 million. This decrease is the result of decreased revenue at Timios following a cybersecurity breach in July 2021. This decrease is offset by increased sales of EV Products which increased from $8.3 million in the six months ended June 30, 2021 to $38.2 million in the six months ended June 30, 2022, an increase of $29.9 million. This increase is the result of acquiring Solectrac in June 2021, acquiring Energica in March 2022, and significantly increased revenue from EV products in China during the second quarter of 2022. Other small decreases in other revenue categories resulted in the overall result of decreased total revenue.

Table of
Cost of revenues (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change	June 30, 2022	June 30, 2021	Amount Change	% Change
Electric vehicles products	$22,508	$4,872	$17,636	n/m	$37,240	$7,899	$29,341	n/m
Electric vehicles services	47	53	(6)	(11.3)	103	86	17	19.8
Charging, batteries and powertrains products	2,519	1,188	1,331	n/m	3,525	2,479	1,046	42.2
Charging, batteries and powertrain services	299	573	(274)	(47.8)	719	618	101	16.3
Title and escrow services	7,248	14,021	(6,773)	(48.3)	16,355	28,515	(12,160)	(42.6)
Digital advertising services and other	—	16	(16)	n/m	—	192	(192)	n/m
Fund raising services	11	—	11	n/m	11	—	11	n/m
Other revenue	81	373	(292)	(78.3)	131	533	(402)	(75.4)
Total	$32,713	$21,096	$11,617	55.1	$58,084	$40,322	$17,762	44.1
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Cost of revenues was $32.7 million for the three months ended June 30, 2022, as compared to $21.1 million for the three months ended June 30, 2021. The ~~in~~crease was mainly due to increased cost of revenue from EV Products which increased from $4.8 million in the three months ended June 30, 2021 to $22.5 million in the three months ended June 30, 2022, an increase of $17.7 million. This increase is the result of acquiring Solectrac in June 2021, acquiring Energica in March 2022, and significantly increased cost of revenue from EV products in China during the second quarter of 2022. This increase is partially offset by a large decrease in cost of revenue from Title and escrow services. Cost of revenue from Title and escrow services decreased from $13.9 million in the three months ended June 30, 2021 to $7.2 million in the three months ended June 30, 2022, a decrease of $6.6 million. This decrease is the result of decreased cost of revenue at Timios following a cybersecurity breach in July 2021.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Cost of revenues was $58.1 million for the six months ended June 30, 2022, as compared to $40.3 million for the six months ended June 30, 2021. The increase was mainly due to the increased cost of revenue from EV Products which increased from $7.8 million in the six months ended June 30, 2021 to $37.2 million in the six months ended June 30, 2022, an increase of $29.4 million. This increase is the result of acquiring Solectrac in June 2021, acquiring Energica in March 2022, and significantly increased cost of revenue from EV products in China during the second quarter of 2022. This increase is partially offset by a large decrease in cost of revenue from Title and escrow services. Cost of revenue from Title and escrow services decreased from $28.5 million in the six months ended June 30, 2021 to $16.4 million in the six months ended June 30, 2022, a decrease of $12.2 million. This decrease is the result of decreased cost of revenue at Timios following a cybersecurity breach in July 2021.

Table of
Gross profit (USD in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	Amount Change	% Change	June 30, 2022	June 30, 2021	Amount Change	% Change
Electric vehicles products	$1,069	$402	$667	n/m	$960	$405	$555	n/m
Electric vehicles services	27	22	5	22.7%	54	22	32	n/m
Charging, batteries and powertrains	(1,563)	495	(2,058)	n/m	(2,315)	689	(3,004)	n/m
Charging, batteries and powertrain services	39	44	(5)	(11.4)%	71	138	(67)	(48.6)
Title and escrow services	1,923	8,048	(6,125)	(76.1)%	2,741	18,394	(15,653)	(85.1)
Digital advertising services and others	—	18	(18)	n/m	—	39	(39)	n/m
Fund raising services	(4)	—	(4)	n/m	(4)	$—	(4)	n/m
Other revenue	(2)	3	(5)	n/m	2	$57	(55)	(96.5)
Total	$1,489	$9,032	$(7,543)	(83.5)%	$1,509	$19,744	(18,235)	(92.4)
Gross profit ratio

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Electric vehicles products	4.5%	7.6%	2.5%	4.9%
Electric vehicles services	36.5%	29.3%	34.4%	20.4%
Charging, batteries and powertrains products	(163.5)%	29.4%	(191.3)%	21.7%
Charging, batteries and powertrain services	11.5%	7.1%	9.0%	18.3%
Title and escrow services	21.0%	36.5%	14.4%	39.2%
Digital advertising services and other	—%	52.9%	—%	16.9%
Fund raising services	(57.1)%	—%	(57.1)%	—%
Other revenue	(2.5)%	0.8%	1.5%	9.7%
Total	4.4%	30.0%	2.5%	32.9%

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Gross profit for the three months ended June 30, 2022 was $1.5 million, as compared to gross profit in the amount of $9.0 million during the same period in 2021, a decrease of $7.5 million. The decrease was mainly due to decreased Title and escrow services profit at Timios following the cybersecurity breach in July 2021, since that incident both revenue and cost of revenue have decreased, thereby reducing profit as well. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the three months ended June 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022.

The gross profit ratio for the three months ended June 30, 2022 was 4.4%, while in 2021, it was 30.8%. The decrease was mainly due to decreased gross margin on Title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the three months ended June 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Gross profit for the six months ended June 30, 2022 was $1.5 million, as compared to gross profit in the amount of $19.7 million during the same period in 2021. The decrease was mainly due to the decreased gross margin on Title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact

Table of
negative in the six months ended June 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022.

The gross profit ratio for the six months ended June 30, 2022 was 2.5%, while in 2021, it was 32.9%. The decrease was mainly due to the decreased gross margin on Title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the six months ended June 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022
Selling, general and administrative expenses
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Selling, general and administrative expenses for the three months ended June 30, 2022 were $38.8 million as compared to $19.8 million for the same period in 2021, an increase of $19.0 million. Selling, general and administrative expenses includes compensation & benefits costs, professional fees and marketing and other costs. Compensation & benefits expense increased due to hiring of additional staff in the corporate and head office functions to support the continuing growth of the business, incremental costs associated with businesses purchased after June 30, 2021, partially offset by lower performance based compensation in the Company's Title & Escrow Agency business. The increase in professional fees was principally due to increased costs related to regulatory filings and consulting expense incurred by the Company's operating entities as they continue build out their sales and operations infrastructure. Marketing and other expense in selling, general and administrative expenses increased as a result of higher rent expense for the Company's new lease in New Jersey and increased rent expense incurred by the Company's operating entities, increased advertising & marketing expense and an increase in general operating expense.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Selling, general and administrative expenses for the six months ended June 30, 2022 were $75.8 million as compared to $36.7 million for the same period in 2021, an increase of $39.2 million. Selling, general and administrative expenses includes compensation & benefits costs, professional fees and marketing and other costs. Compensation & benefits expense increased due to hiring of additional staff in the corporate and head office and those operating companies acquired in the six months ending June 30, 2021, to support the continuing growth of the business, incremental costs associated with businesses purchased after June 30, 2021, partially offset by lower performance based compensation in the Company's Title & Escrow Agency business. The increase in professional fees was due to an increase in audit and consulting fees related to regulatory filing fees, transaction fees related to the purchase of Energica and consulting expense incurred by the Company's operating entities as they continue to build out their sales and operating structure. Marketing and other expense in selling, general and administrative expenses increased due to unrealized loss on foreign exchange, increased expense for marketing, conference and events, higher rent expense due to Company's new lease in New Jersey and increased rent expense incurred by the Company's operating entities, and an increase in general operating expense.

Research and development expense

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Research and development expense was $0.7 million in the three months ended June 30, 2022 as compared to $0.2 million for the three months ended June 30, 2021 an increase of $0.4 million. The increase is mainly due to higher R&D expense incurred in the entities acquired in 2021 and Energica acquired in 2022.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Research and development expense was $1.7 million in the six months ended June 30, 2022 as compared to $0.2 million for the six months ended June 30, 2021 an increase of $1.4 million is mainly due to higher R&D expense incurred in the entities acquired in 2021 and Energica acquired in 2022.

Impairment losses

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Table of
In the three months ended June 30, 2022, the Company recorded impairment losses of $0.6 million, related to the right down of the Timios and Energica right of use asset, there was no impairment loss in the three months ended June 30, 2021.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
In the six months ended June 30, 2022, the Company recorded impairment losses of $0.7 million, related to the right down of the Timios and Energica right of use asset, there was no impairment loss in the three months ended June 30, 2021.
Change in fair value of contingent consideration, net
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
There was no change in fair value of contingent consideration, net for the three months ended June 30, 2022.
The change in fair value of contingent consideration, net was $(2.4) million for the three months ended June 30, 2021 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
The change in fair value of contingent consideration, net There was $(0.1) million for the six months ended June 30, 2022 represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
The change in fair value of contingent consideration, net was $(1.9) million for the six months ended June 30, 2021 represents the remeasurement of the contingent consideration payable to the Tree Technology shareholders.
Litigation settlement
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
There were no litigation settlement expenses recorded for the three months ended June 30, 2022 and 2021.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
The Company recorded a $5.0 million litigation settlement as a result of the agreement reached by both parties on the mediation in April, 2021.
Depreciation and amortization
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Depreciation and amortization for the three months ended June 30, 2022 was $2.3 million as compared to $1.4 million for the same period in 2021, an increase of $0.9 million. The increase was mainly due to the increase in amortization and depreciation expense recorded by Energica, which were acquired at the end of the first quarter of 2022.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Depreciation and amortization for the six months ended June 30, 2022 was $3.6 million as compared to $2.8 million for the same period in 2021, an increase of $0.8 million. The increase was mainly due to the acquisition of Energica at the end of the first quarter of 2022.
Interest Income
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Interest income for the three months ended June 30, 2022 was $0.8 million as compared to $0.2 million for the same period in 2021, an increase of $0.6 million. The increase was mainly due to the increase in interest income from Silk EV during 2021 and interest income from Inobat, EV riderz, Silk EV, Via motors and Energica during 2022
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Table of
Interest income for the six months ended June 30, 2022 was $1.6 million as compared to $0.4 million for the same period in 2021, an increase of $1.2 million. The increase was mainly due to the increase in interest income from Silk EV during 2021 and interest income from Inobat, EV riderz, Silk EV, Via motors and Energica during 2022
Interest Expense

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Interest expense decreased $0.3 million to $0.5 million for the three months ended June 30, 2022, from $0.8 million during the same period of 2021. The decreases is related to less debt outstanding during the three months ended June 30, 2022.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Interest expense decreased $0.3 million to $1.1 million for the six months ended June 30, 2022, from $1.4 million during the same period of 2021. The decreases is related to less debt outstanding during the six months ended June 30, 2022.
Loss on disposal of subsidiaries, net
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Change in loss on disposal of subsidiaries, net, $42,000 is related to the disposal losses for FNL for the three months ended June 30, 2022. Change in loss on disposal of subsidiaries, net of $1.2 million is mainly related to the dilution loss on Solectrac and loss on the disposal of grapevine for the three months ended June 30, 2021.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Change in loss on disposal of subsidiaries, net, $0.2 million is related to the dissolution and disposal losses for SSE and FNL and a gain on Energica for the six months ended June 30, 2022. Change in loss on disposal of subsidiaries, net of $1.3 million is mainly related to the dilution loss on Solectrac and loss on the disposal of grapevine for the six months ended June 30, 2021.
Gain on remeasurement of investment
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
There was no gain on remeasurement of investment for the three months ended June 30, 2022. Gain on remeasurement of investment of $2.9 million in the three months ended June 30, 2021 resulted from remeasuring of the Company's investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Gain on remeasurement of investment of $11.0 million in the six months ended June 30, 2022 resulted from the remeasuring of the Company's investment in Energica.
Gain on remeasurement of investment of $2.9 million in the six months ended June 30, 2021 resulted from remeasuring the Company's investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
Other income, net
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Other income (expense), net has increased $0.9 million to $1.7 million for the three months ended June 30, 2022 from $0.8 million during the same period of 2021 mainly due to an insurance claim received for Timios offset by various expenses during 2022.

Table of
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Other income (expense), net has increased $1.4 million to $1.9 million for the six months ended June 30, 2022 from $0.5 million during the same period of 2021, mainly due to an insurance claim received for Timios and gain on a fair value adjustment on Inobat during 2022.
Income tax (expense) benefit
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

During the three months ended June 30, 2022, the income tax expense of $0.1 million, consisted principally foreign income tax benefits.
During the three months ended June 30, 2021, the income tax benefit of $1.7 million of one time benefits related to acquisitions and net state income tax expense of $0.1 million for recently acquired entities in 2021.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
During the six months ended June 30, 2022, the income tax benefit of $0.5 million consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.2 million of foreign income tax benefits.
During the six months ended June 30, 2021, the income tax benefit of $9.0 million, this consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.4 million of foreign income tax benefits.
Equity in loss of equity method investees
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021
Equity in loss of equity method investees increased $0.1 million to $0.6 million for the three months ended June 30, 2022 from $0.5 million during the same period of 2021. The change mainly represents the equity pickup from FNL, MDI and Prettl during the three months ended June 30, 2022. For the three months ended June 2021 the change represents the equity pickup from TM1 and Solectrac.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Equity in loss of equity method investees increased $1.3 million to $1.9 million for the six months ended June 30, 2022 from $0.6 million during the same period of 2021. The increased for the six months ended June 2022 is mainly related to the increase of the Energica pickup of $0.8 million.
Net loss attributable to non-controlling interest
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Net loss attributable to non-controlling interests was $1.5 million for the three months ended June 30, 2022 compared to a net loss of $0.2 million in the same period in 2021. The increase is due to the NCI from Energica acquired in March 2022 and the Company increased its ownership in new energy to 100%, therefore no NCI pickup in 2022.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021
Net loss attributable to non-controlling interests was $2.1 million for the six months ended June 30, 2022 compared to a net loss of $0.3 million in the same period in 2021. The increase is due to the NCI from Energica acquired in March 2022 and the Company increased its ownership in new energy to 100%, therefore no NCI pickup in 2022..

Liquidity and Capital Resources
As of June 30, 2022, the Company had cash of $85.5 million. Approximately $14.1 million was held in accounts outside of the United States, primarily in Hong Kong and the PRC.

Table of
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.8 million as of June 30, 2022, which was necessary for JUSTLY to meet its minimum capital requirements. This entity had cash of $0.2 million as of June 30, 2022. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(82,369)	$(10,370)
Net cash used in investing activities	(76,317)	(142,837)
Net cash provided by (used) financing activities	(24,420)	383,046
Effect of exchange rate changes on cash	(1,249)	39
Net increase in cash and cash equivalents	(184,355)	229,878
Cash and cash equivalents at beginning of period	269,863	165,764
Cash and cash equivalents at end of period	$85,508	$395,642
Operating Activities

Cash used in operating activities was $82.4 million for the six months ended June 30, 2022 as compared to cash used in operating activities of $10.4 million in the same period in 2021. This was primarily due to: (1) an increase in net loss to $68.4 million in the current period as compared to a net loss of $13.5 million in the same period of 2021, and (2) total non-cash adjustments increase (decrease) to net loss was $1.6 million and $(3.0) million for the six months ended June 30, 2021 and 2020, respectively;(3) total changes in operating assets and liabilities resulted in $15.0 million and $6.0 million in cash used in operating activities for the six months ended June 30, 2022 and 2021, respectively.
Investing Activities

Cash used in investing activities was $76.3 million for the six months ended June 30, 2022, which was primarily due to expenditures incurred for the acquisition of Energica and debt securities, Cash used in investing activities was $142.8 million for the six months ended June 30, 2021, which was primarily due to expenditures incurred for the acquisition of Timios, WAVE, Solectrac and US Hybrid, WAVE, the investment in Energica and FNL and the acquisition of the convertible note with Silk EV.
Financing Activities

In the six months ended June 30, 2022, the Company repaid $24.4 million from financing activities versus $383.0 million received in the same period in the prior year. The company did not issue any convertible notes in the current period as compared to $220.0 million generated in the same period of 2021. There were no exercises of warrants and stock options and issuance of common stock generated during the six months ended June 30, 2022, compared to $163.0 million in the same period of 2021. In the period ended June 30, 2022, the Company made a repayment of $24.7 million to settle a convertible note.
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

Table of
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

Table of
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $85.5 million as of June 30, 2022. Our cash and cash equivalents were invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio. In addition, The Company had $33.4 million of fixed rate 4.0% convertible debt outstanding as of June 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.

Market & Investment Risk

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

Table of
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

While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange (gains) losses of $3.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were not effective.

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

Table of
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

Table of

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

Table of
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

Table of
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, see Note 19, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
For a description of other applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally
Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report, other than those that were previously reported in the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the period covered by this report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Table of
Item 6. Exhibits

Exhibit No.	Description
2.1
Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Longboard Merger Corp., Via Motors International, Inc., and Shareholder Representative Services LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

2.2
Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Longboard Merger Corp., Via Motors International, Inc., and Shareholder Representative Services LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on June 16, 2022]

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
10.1
Amendment No. 1 to Secured Convertible Promissory Note by and between the Company and VIA Motors International, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.2
Secured Promissory Note issued by VIA Motors International, Inc. dated as of May 20, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

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
_____________________________________________
*Filed herewith
**Furnished herewith

Table of
SIGNATURES
In Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEANOMICS, INC.

Date: September 9, 2022	By:	/s/ Conor McCarthy

Conor McCarthy
Chief Financial Officer
(Principal Financial and Accounting Officer)
42