Form 10-Q/A
period 2022-06-30
IDEANOMICS, INC.
filed 2022-09-09
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Ideanomics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on September 9, 2022 (the “Original Filing”), solely for the purpose of correction of the placement of “Yes” and “No” checkboxes that were inadvertently misplaced on the cover page of the Original Filing. The Company intended to answer “Yes” in the Original Filing to the questions set forth below:

a.whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; and
b.whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

This Amendment No. 1 does not modify or update any other information reported in the Original Filing.

PART II – OTHER INFORMATION

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