Form 10-Q
period 2022-09-30
IDEANOMICS, INC.
filed 2022-11-09
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 563,602,888 shares as of November 7, 2022.

QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED September 30, 2022

Use of Terms
Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation, and its consolidated subsidiaries.
The following is a glossary of certain terms used in this report:

$	refers to the legal currency of the United States.
ASC	refers to Accounting Standards Codification.
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 810	refers to Accounting Standards Codification Topic 810, Consolidation.
ASEAN	refers to the Association of Southeast Asian Nations.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2019-12	refers to Accounting Standards Update 2019-12, Income Taxes (Topic 740).
ASU 2020-06	refers to Accounting Standards Update 2020-06, Debt (Topic 470).
ASU 2021-04	refers to Accounting Standards Update 2021-04, Earning Per Share.
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
CaaS	refers to Charging as a Service.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dr. Wu.	refers to Dr. Bruno Wu., the former Chairman of the Company as of December 31, 2020.
Energica	refers to Energica Motor Company, S.P.A., manufacturer of high-performance electric motorcycles.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
Fintech Village	refers to the Global Headquarters for Technology and Innovation in Connecticut.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be.
GAAP	refers to generally accepted accounting principles in the United States of America.
Glory	refers to Glory Connection Sdn. Bhd.
Grapevine	refers to Grapevine Logic, Inc. a previously wholly-owned subsidiary of Ideanomics focused on influencer marketing.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
Ideanomics	refers to Ideanomics Inc.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
MDI Fund	refers to the Minority Depository Institution Keepers Fund.

Medici	refers to Medici Motor Works.
NASDAQ	refers to the Nasdaq Stock Market.
New Energy	refers to Qingdao Medici New Energy Vehicle Co., Ltd. , formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.
OEM	refers to original equipment manufacturer.
OPEX	refers to the day-to-day operating expenses of a business.
Orangegrid	refers to Orangegrid LLC.
PEA	refers to Prettl Electronics Automotive.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
PCAOB	refers to the Public Company Accounting Oversight Board.
PRC	refers to the People’s Republic of China.
RMB	refers to the legal currency of the PRC.
SAFE	refers to Simple Agreement for Future Equity.
Sarbanes-Oxley Act	refers to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
SEC	refers to the United States Securities and Exchange Commission.
SEDA	refers to standby equity distribution agreement.
SDPA	refers to secured debenture purchase agreement.
Securities Act	refers to the Securities Act of 1933, as amended.
Shenma	refers to Sichuan Shenma Zhixing Technology Co.
Silk	refers to Silk EV Cayman LP, is an Italian engineering and design services company.
Silk-FAW	refers to Silk, an Italian engineering and design services company that has recently partnered with FAW to form a new company (Silk-FAW) to produce fully electric, luxury vehicles for the Chinese and Global auto markets.
Silk EV Note	refers to the convertible promissory note Ideanomics entered into with Silk EV Cayman LP.
Solectrac	refers to Solectrac, Inc., which was acquired on June 11, 2021.
SSE	refers to Seven Stars Energy PTD LTD.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
The 2010 Plan	refers to the 2010 Stock Incentive Plan.
The Company	refers to Ideanomics Inc.
Timios	refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021.
Timios New Shares	refers to the new common stock of Timios.
TM2	refers to Technology Metals Market Limited, a London based digital commodities issuance and trading platform for technology metals.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. dollars	refers to the legal currency of the United States.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation, which was acquired on June 20, 2021.
USD	refers to the legal currency of the United States.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric skateboard architecture.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.
WAVE Agreement	refers to the agreement and plan of merger the Company entered into to acquire 100% of Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (USD in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,186	$269,863
Accounts receivable, net	6,000	3,338
Contract assets	3,767	2,772
Amount due from related parties	534	266
Notes receivable from third parties	83,863	54,907
Notes receivable from related party	400	697
Inventory	29,530	6,159
Prepaid expenses	15,075	20,015
Other current assets	5,673	4,490
Total current assets	170,028	362,507
Property and equipment, net	10,170	2,905
Intangible assets, net	78,645	42,546
Goodwill	68,711	16,161
Operating lease right of use assets	16,835	12,827
Financing lease right of use assets	1,376	—
Long-term investments	23,319	35,588
Other non-current assets	1,235	903
Total assets	$370,319	$473,437

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$22,782	$6,674
Deferred revenue (including customer deposits of $2,681 and $3,163 as of September 30, 2022 and December 31, 2021, respectively)	3,540	5,392
Accrued salaries	7,916	8,957
Amount due to related parties	2,223	1,102
Other current liabilities	8,831	7,137
Current portion of operating lease liabilities	3,878	3,086
Current portion of financing lease liabilities	348	—
Current contingent consideration	767	648
Promissory note-short term	2,424	312
Convertible promissory note due to third-parties-short term	9,250	57,809
Total current liabilities	61,959	91,117
Promissory note-long term	1,559	—
Operating lease liability-long term	12,808	9,647
Financing lease liability-long term	1,253	—
Non-current contingent consideration	100	350
Deferred tax liabilities	7,972	5,073
Other long-term liabilities	770	620
Total liabilities	86,421	106,807
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock and Redeemable non-controlling interest:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2022 and December 31, 2021	1,262	1,262
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 517,134,223 shares issued and outstanding as of September 30, 2022 and 497,272,525 and 344,861,295 shares issued and outstanding as of December 31, 2021,	517	497
Treasury Stock	4,639	—
Additional paid-in capital	980,232	968,066
Accumulated deficit	(709,451)	(605,758)
Accumulated other comprehensive income	(13,162)	222
Total Ideanomics, Inc. shareholders' equity	262,775	363,027
Non-controlling interest	19,861	2,341
Total equity	282,636	365,368
Total liabilities, convertible redeemable preferred stock, redeemable non-controlling interest and equity	$370,319	$473,437
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (USD in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue from sales of products (including from a related party of $10, $0 and $10, $1, for the three and nine months ended September 30, 2022 and 2021, respectively)	$15,746	$9,676	$55,157	$21,149
Revenue from sales of services	8,412	16,336	28,461	64,339
Other revenue	120	$569	253	$1,159
Total revenue	24,278	26,581	83,871	86,647
Cost of revenue from sales of products (including from a related party of $0, $4 and $0, $8 for the three and nine months ended September 30, 2022 and 2021, respectively)	18,198	9,934	58,963	20,445
Cost of revenue from sales of services	6,691	12,165	23,879	41,441
Cost of other revenue	48	531	179	1,063
Total cost of revenue	24,937	22,630	83,021	62,949
Gross profit	(659)	3,951	850	23,698

Operating expenses:
Selling, general and administrative expenses	37,710	37,750	113,555	74,419
Research and development expense	849	184	2,543	429
Asset impairment	378	15,183	1,030	15,183
Goodwill impairment	—	5,850	—	5,850
Change in fair value of contingent consideration, net	—	(5,099)	(131)	(7,006)
Litigation settlement	2	216	44	5,216
Depreciation and amortization	2,271	1,779	5,838	4,548
Total operating expenses	41,210	55,863	122,879	98,639

Loss from operations	(41,869)	(51,912)	(122,029)	(74,941)

Interest and other income (expense):
Interest income	957	417	2,560	812
Interest expense	(456)	(308)	(1,523)	(1,683)
Gain on extinguishment of debt	—	300	—	300
Loss on disposal of subsidiaries, net	(30)	—	(218)	(1,264)
Gain on remeasurement of investment	—	—	10,965	2,915
Other income, net	2,574	8	4,460	507
Loss before income taxes and non-controlling interest	(38,824)	(51,495)	(105,785)	(73,354)

Income tax benefit	400	944	925	9,971
Impairment of and equity in gain (loss) of equity method investees	(429)	(1,447)	(2,357)	(2,062)

Net loss	(38,853)	(51,998)	(107,217)	(65,445)

Net loss attributable to common shareholders	(38,853)	(51,998)	(107,217)	(65,445)

Net loss attributable to non-controlling interest	1,439	187	3,525	459

Net loss attributable to Ideanomics, Inc. common shareholders	$(37,414)	$(51,811)	$(103,692)	$(64,986)

Earnings (loss) per share
Basic	$(0.08)	$(0.11)	$(0.21)	$(0.15)
Diluted	$(0.08)	$(0.11)	$(0.21)	$(0.15)

Weighted average shares outstanding:
Basic	494,061,205	473,829,962	496,392,410	432,989,602
Diluted	494,061,205	473,829,962	496,392,410	432,989,602
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (USD in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(38,853)	$(51,998)	$(107,217)	$(65,445)
Other comprehensive income (loss), net of nil tax:
Changes in fair value of available-for-sale securities	—	4	—	(16)
Foreign currency translation adjustments	(8,127)	(951)	(15,930)	(1,683)
Comprehensive loss	(46,980)	(52,945)	(123,147)	(67,144)
Comprehensive loss (gain) attributable to non-controlling interest	3,075	273	6,756	864
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(43,905)	$(52,672)	$(116,391)	$(66,280)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands)

	Nine Months Ended September 30, 2021
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2021	344,861,295	$345	$531,866	$(349,747)	$1,231	$183,695	$3,739	$187,434
Share-based compensation	—	—	2,040	—	—	2,040	—	2,040
Contingent shares	—	—	7,658	—	—	7,658	—	7,658
Common stock issuance for acquisition	10,181,299	10	32,367	—	—	32,377	—	32,377
Common stock issuance for professional fee	440,909	—	1,162	—	—	1,162	—	1,162
Common stock issued under employee stock incentive plan	475,000	—	251	—	—	251	—	251
Common stock issuance	17,615,534	18	53,389	—	—	53,407	—	53,407
Common stock issuance for convertible note	45,895,763	46	140,080	—	—	140,126	—	140,126
Net income (loss)	—	—	—	(6,483)	—	(6,483)	(236)	(6,719)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(380)	(380)	(313)	(693)
Balance, March 31, 2021	419,469,800	$419	$768,813	$(356,230)	$851	$413,853	$3,190	$417,043
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Common stock issuance for at the market offering	25,301,190	25	74,322	—	—	74,347	—	74,347
Common stock issued under employee Stock Incentive Plan	4,590,000	5	7,735	—	—	7,740	—	7,740
Common stock issuance for acquisition	6,733,497	7	21,120	—	—	21,127	—	21,127
Common stock issued pertain to SEDA	10,000,000	10	27,290	—	—	27,300	—	27,300
Common stock issuance for professional fee	260,000	—	656	—	—	656	—	656
Changes in available-for-sale securities fair value	—	—	—	—	(20)	(20)	—	(20)
Net income (loss)*	—	—	—	(6,695)	—	(6,695)	(267)	(6,962)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(33)	(33)	(7)	(40)
Balance, June 30, 2021	466,354,487	$466	$901,943	$(362,925)	$798	$540,282	$2,916	$543,198
Share-based compensation	—	—	15,187	—	—	15,187	—	15,187
Contingent Shares	—	—	(6,138)	—	—	(6,138)	—	(6,138)
Common stock issuance for at the market offering	7,495,997	7	17,737	—	—	17,744	—	17,744
Common stock issued under employee Stock Incentive Plan	4,051,021	6	293	—	—	299	—	299
Common stock issuance for Controlled Equity Offering Sales	1,988,401	2	4,201	—	—	4,203	—	4,203
Changes in available-for-sale securities fair value	—	—	—	—	4	4	—	4
The effects of changes in exchange rate of RNCI	—	—	(9)	—	—	(9)	—	(9)
Common stock issuance for acquisition	2,011,617	2	6,302	—	—	6,304	—	6,304
Net income (loss)	—	—	—	(51,811)	—	(51,811)	(303)	(52,114)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(866)	(866)	(85)	(951)
Balance, September 30, 2021	481,901,523	$483	$939,516	$(414,736)	$(64)	$525,199	$2,528	$527,727
__________________________
*    Excludes accretion of dividend for redeemable non-controlling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited) (USD in thousands) Continued

	Nine months ended September 30, 2022
	Common Stock	Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest*	Total Equity
Balance, January 1, 2022	497,272,525	497	$968,066	$—	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	—	2,355	—	2,355
Common stock issuance for professional fee	350,000	1	434	—	—	—	435	—	435
Common stock issued under employee stock incentive plan	125,000	—	66	—	—	—	66	—	66
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	—	(83)	—	(83)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(236)	(236)
Acquisition of Energica	—	—	—	—	—	—	—	24,778	24,778
Net loss	—	—	—	—	(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	925	925	284	1,209
Balance, March 31, 2022	497,747,525	498	$970,838	$—	$(634,270)	$1,147	$338,213	$26,587	$364,800
Share-based compensation	—	—	2,863	—	—	—	2,863	—	2,863
Acquisition of Celer	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	(37,767)	—	(37,767)	(1,506)	(39,273)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	(6,838)	(6,838)	(2,174)	(9,012)
Balance, June 30, 2022	497,747,525	498	$973,701	$—	$(672,037)	$(5,691)	$296,471	$22,956	$319,427
Share-based compensation	—	—	2,234	—	—	—	2,234	—	2,234
Common stock issuance for professional fee	1,059,006	1	689	—	—	—	690	—	690
Common stock issuance for conversion of convertible note (YA II)	23,455,257	23	7,500	—	—	—	7,523	—	7,523
Shares issued for US Hybrid acquisition	(6,627,565)	(7)	(4,633)	4,639	—	—	(1)	—	(1)
Investments from noncontroller shareholders	—	—	—	—	—	—	—	264	264
Option repurchase	—	—	(11)	—	—	—	(11)	—	(11)
Equity Adjustment from Foreign Currency Translation	—	—	—	—	—	(1,264)	(1,264)	—	754
SEPA Inducement shares	1,500,000	2	752	—	—	—	754	—	754
Net income (loss)	—	—	—	—	(37,414)	—	(37,414)	(1,439)	(38,853)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	(6,207)	(6,207)	(1,920)	(8,127)
Balance, Balance, September 30, 2022	517,134,223	$517	$980,232	$4,639	$(709,451)	$(13,162)	$262,775	$19,861	$282,636
________________________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IDEANOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (USD in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(107,217)	$(65,445)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	7,452	19,234
Depreciation and amortization	5,838	4,548
Noncash lease expense	2,831	—
Non-cash interest expense (income)	(2,271)	(616)
Allowance for doubtful accounts	559	(141)
Loss on inventory obsolescence	1,634	—
Income tax benefit	(1,041)	(10,465)
Loss on disposal of subsidiaries, net	—	1,446
Equity in losses of equity method investees	2,357	2,062
Other income (forgiveness of liabilities)	(453)	(777)
Issuance of common stock for professional fees	1,766	1,819
Gain on extinguishment of debt	—	(300)
Gain on disposal of subsidiary	180	—
Gain on remeasurement of investment	(10,965)	(2,915)
Impairment losses	1,030	21,033
Foreign currency exchange losses	2,096	—
Change in fair value of contingent consideration	(131)	(7,006)
Change in assets and liabilities (net of amounts acquired):
Accounts receivable	(1,424)	5,295
Inventory	(15,736)	200
Prepaid expenses and other assets	3,669	(18,541)
Accounts payable	13,225	(1,572)
Deferred revenue	(2,896)	1,260
Amount due to related parties	(431)	387
Accrued expenses, salary and other current liabilities	(9,358)	7,893
Net cash used in operating activities	(109,286)	(42,601)

Cash flows from investing activities:
Acquisition of property and equipment	(6,995)	(1,352)
Acquisition of intangible asset	(563)	(263)
Notes receivable from related party	(1,000)	464
Disposal of subsidiaries, net of cash disposed	(417)	(44)
Proceeds from selling available for sales securities	4,031	—
Proceeds from long term investment	659	—
Acquisition of subsidiaries, net of cash acquired	(54,889)	(100,579)
Long term investment	(3,350)	(31,785)
Investment in available for sales securities	(165)	—
Investment in debt securities	(28,159)	(58,228)
Net cash used in investing activities	(90,848)	(191,787)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	220,000
Proceeds from issuance of shares, stock options and warrants	(11)	185,291
Capital contribution from noncontrolling interest shareholder	49	—
Borrowings from third parties	297	—
Repayments to third parties	(2,019)
Tax withholding paid for net share settlement of equity awards	(84)	—

Payment of finance lease obligations	(187)	—
Repayment of convertible note	(40,833)	(80,000)
Net cash (used in) provided by financing activities	(42,788)	325,291
Effect of exchange rate changes on cash	(1,755)	262
Net (decrease) increase in cash and cash equivalents	(244,677)	91,165

Cash and cash equivalents at the beginning of the period	269,863	165,764

Cash and cash equivalents at the end of the period	$25,186	$256,929

Supplemental disclosure of cash flow information:
Cash paid for income tax	$159	$928
Cash paid for interest	$1,383	$1,516

Issuance of shares for acquisition	$—	$59,808
Issuance of shares for convertible notes conversion	$7,523	$140,126
Issuance of shares for WAVE contingent liabilities	$—	$6,305
Issuance of shares for SEPA inducement fee	$754	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,148	$—
Finance leases	$1,826	$—
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
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. Through September 30, 2022, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. For the nine months ended September 30, 2022, the Company completed one acquisition. We are in the process of preparing the necessary filing disclosures in anticipation of obtaining the required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million and an earnout payment of up to $180.0 million. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future. Anticipated segments are, Ideanomics Mobility, which will encompass the entities with businesses centered in the EV market, Ideanomics Capital, will encompass businesses centered in the finance/real estate market, corporate entity which will encompass costs associated with head office operations, with the combination/consolidation of all segments and the corporate entity comprising the consolidated operations of the Company. The chief operating decision maker will review financial results at the segment level; the Company has appointed business unit managers for Ideanomics Mobility and Ideanomics Capital and is in the process of and revising its internal reporting, budgeting and forecasting process so as to be aligned with the anticipated corporate structure.

Ideanomics Mobility will drive EV adoption by offering unique business solutions to commercial customers wanting to adopt EV vehicles and supporting infrastructure. To do that, Ideanomics has assembled, is developing and integrating business components with distinctive competence in three key pillars: Vehicles, Charging and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS which are proving to be extremely attractive to both large and small commercial vehicle operators.
Ideanomics Capital will be the Company’s fintech business unit, which focuses on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.
Recent Developments
Energica Tender Offer
On September 15, 2021, the Company announced it had entered into an agreement to launch a voluntary conditional tender offer in concert with the founders of Energica for shares of Energica, pursuant to which Ideanomics plans to increase its investment from 20.0% in Energica to 72.4%. The Energica founders shall continue to own 27.6% of Energica.

On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022 the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

Restructuring of PRC Operations

On September 12, 2022, the Board authorized management to pursue a plan to restructure operations in China. We expect the plan to be finalized and initiated in the fourth quarter of 2022. The restructuring is anticipated to be complete no later than the fourth quarter of 2023. In the year ended December 31, 2021, the company generated $29.7 million in revenues in the PRC, primarily from the sale of electric vehicle products. For the nine months ended September 30, 2022, the company generated $36.2 million in revenues in the PRC. The carrying value of long lived assets in the PRC as September 30, 2022, was $0.8 million and cash held in the PRC was approximately $15.1 million as of September 30, 2022.

As a result of the restructuring of our operations in PRC we have incurred restructuring costs that include employee termination severance and lease termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination severance are recorded based on statutory requirements and completed negotiations. Restructuring costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded when restructuring actions are approved, communicated and/or implemented.

In the nine months ended September 30, 2022, the Company recorded charges of $0.5 million in connection with its restructuring actions. These charges consist of $0.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $0.5 million. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.
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
Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ consolidated financial statements included in the Company’s 2021 Form 10-K. During the nine months ended September 30, 2022, the Company acquired one business, Energica, which resulted in the adoption of the following accounting policies with respect to that business.
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
The composition of inventory is as follows (in thousands)~~:~~

	September 30, 2022	December 31, 2021
Raw materials	$5,746	$245
Work in progress	10,470	90
Finished goods	13,314	5,824
Total	$29,530	$6,159
The majority of the inventory is held in US Hybrid, Solectrac and Energica entities and represents finished assemblies and sub assemblies to be used in delivering electric motorcycles, electric powertrain components and electric tractors to customers, respectively.
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
Product Warranties
The acquired EV entities' standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The acquired EV entities estimate the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of September 30, 2022 is $0.6 million and is included in “Other long-term liabilities” within the condensed consolidated balance sheet. The warranty liability has not changed substantially subsequent to WAVE's acquisition.
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
Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The Company has a pending acquisition of VIA, a U.S. manufacturer of electric commercial vehicles including Class 2 through Class 5 cargo vans, trucks, and buses. The Company is in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million, more than $62.9 million of which has been paid to date (prior to closing) in cash as documented in the form of convertible notes, as well as an earnout payment of up to $180.0 million. In addition, the company has provided an incremental $11.7 million in bridge financing to VIA for the support of ongoing operations due to the delay in closing. This bridge loan will be forgiven at the time of closing. The remaining consideration for the acquisition of VIA is to be consummated with Ideanomics common stock, rather than cash. However, transaction fees are material and estimated to be $45.0 million, and it is anticipated that VIA will require operational and capital funding of $260.0 million in the next twelve months. The Company has filed a registration statement on Form S-4 regarding shareholder approval for the transaction. As of the date of these financial statements, the registration statement had not been declared effective, and the financial statements contained therein must be updated. An amended S-4 statement with the required updated financial statements is anticipated to be filed with the SEC in the next three months. The terms of the agreement stated that either party may terminate the agreement under specified conditions as of August 31, 2022, however the Company has exercised its option to extend that date to September 30, 2022, and is currently discussing the terms of a further extension with VIA.

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

On September 1, 2022, the company entered into a SEPA with YA II PN . The Company will be able to sell up to 60.0 million of the Company’s shares of common stock, par value $0.001 per share at the Company’s request any time during the 36 months following the date of the SEPA’s entrance into force. The shares would be purchased at 95.0% of the market price and would be subject to certain limitations, including that YA II PN could not purchase any shares that would result in it owning more than 5.0% of the Company’s common stock. Market price is the lowest daily VWAP of the common shares during the three consecutive trading days commencing on the advance notice date, other than the daily VWAP on any excluded days. VWAP means, for any trading day, the daily volume weighted average price of the common shares for such trading day on the principal market during regular trading hours as reported by Bloomberg L.P.

Pursuant to the SEPA, the Company is required to register all shares which YA II PN may acquire. The Company agreed to file with the SEC a registration statement (as defined in the SEPA) registering all of the shares of common stock that are to be offered and sold to YA II PN pursuant to the SEPA. The Company is required to have a registration statement declared effective by the SEC before it can raise any funds using the SEPA.

Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the effective date or (ii) the date on which the YA II PN shall have made payment of advances (as defined in the SEPA) pursuant to the SEPA for the common shares equal to the commitment amount (as defined in the SEPA).

On September 15, 2022, we amended the SEPA increasing the commitment amount from 60.0 million shares to 150.0 million shares. In addition, the shares to be provided as a commitment fee increased from 0.6 million to 1.5 million.

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
As of September 30, 2022, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $25.2 million of which $15.1 million is held by the Company’s subsidiaries located in China and is subject to foreign exchange control regulations and $2.2 million is the minimum regulatory capital required to be held by US operating companies – we do not consider cash balances held in China or required minimum regulatory capital to be part of the Company’s liquid cash balances. The Company has experienced greater net losses and negative cash flows from operating and investing activities in the third quarter consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-Q, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.
Although management continues to pursue these facilities and other opportunities to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented.

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

Note 2.    Immaterial Corrections of Prior Period Condensed Consolidated Financial Statements

In the fourth quarter of 2021, the Company became aware of immaterial errors primarily related to amortization expense on certain intangible assets acquired in various acquisitions, the classification of gains and losses from equity method investments, the classification of certain costs, and the accounting for non-controlling interest and income taxes related to the Company’s acquisition of 51% of the ownership interests of Tree Technologies, a Malaysian company engaged in the EV market in December 2019. An assessment concluded that the errors were not material, individually or in the aggregate, to any prior period consolidated financial statements. As such, in accordance with ASC 250, “Accounting Changes and Error Corrections” and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the prior period consolidated financial statements have been revised in the applicable consolidated financial statements. The Company concluded a revision of prior period consolidated financial statements was appropriate the next time they were reported, since the correction of errors would have been material if recorded in the year ended December 31, 2021. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the errors, individually and in the aggregate, were not material to prior periods, the condensed consolidated financial statements for the three and nine months ended September 30, 2021, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the condensed consolidated financial information as of and for the three and nine months ended September 30, 2021 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021 (in thousands, except per share amounts):

	Previously Reported	Adjustment	As Revised
Revenue – sales of products	$9,977	$(301)	$9,676
Total revenue	27,047	(466)	26,581
Cost of revenue – sales of products	9,893	41	9,934
Cost of revenue – sales of services	12,626	(461)	12,165
Total cost of revenue	22,519	111	22,630
18

Gross profit	4,528	(577)	3,951
Selling, general and administrative	28,876	8,874	37,750
Depreciation and amortization	1,682	97	1,779
Total operating expenses	56,063	(200)	55,863
Loss from operations	(51,535)	(377)	(51,912)
Loss before income taxes and non-controlling interest	(51,118)	(377)	(51,495)
Income tax benefit	842	102	944
Net loss	(51,095)	(903)	(51,998)
Net loss attributable to common shareholders	(51,095)	(903)	(51,998)
Net loss attributable to non-controlling interest	244	(57)	187
Net loss attributable to Ideanomics common shareholders	(50,851)	(960)	(51,811)
Foreign currency translation adjustments	(295)	(656)	(951)
Comprehensive loss	(51,386)	(1,559)	(52,945)
Comprehensive loss attributable to non-controlling interest	350	(77)	273
Comprehensive loss attributable to Ideanomics, Inc. shareholders	$(51,036)	$(1,636)	$(52,672)

There was no change in earnings per share – basic and diluted from the immaterial error corrections.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Previously Reported	Adjustment	As Revised
Revenue – sales of products	$21,934	$(785)	$21,149
Total revenue	87,832	(1,185)	86,647
Cost of revenue – sales of products	20,838	(393)	20,445
Cost of revenue – sales of services	42,323	(882)	41,441
Total cost of revenue	63,161	(212)	62,949
Gross profit	24,671	(973)	23,698
Selling, general and administrative	53,650	20,769	74,419
Depreciation and amortization	4,445	103	4,548
Total operating expenses	99,545	(906)	98,639
Loss from operations	(74,874)	(67)	(74,941)
Loss on disposal of subsidiaries	(1,446)	182	(1,264)
Other income, net	689	(182)	507
Loss before income taxes and non-controlling interest	(73,287)	(67)	(73,354)
Income tax benefit	9,667	304	9,971
Equity in loss of equity method investees	(1,517)	(545)	(2,062)
Net loss	(65,137)	(308)	(65,445)
Net loss attributable to common shareholders	(65,137)	(308)	(65,445)
Net loss attributable to non-controlling interest	611	(152)	459
Net loss attributable to Ideanomics common shareholders	(64,526)	(460)	(64,986)
Foreign currency translation adjustments	(1,196)	(487)	(1,683)
Comprehensive loss	(66,349)	(795)	(67,144)
Comprehensive loss attributable to non-controlling interest	1,113	(249)	864
Comprehensive loss attributable to Ideanomics, Inc. shareholders	$(65,236)	$(1,044)	$(66,280)

There was no change in earnings per share – basic and diluted from the immaterial error corrections.

19

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2021 (in thousands):

	Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(65,137)	$(308)	$(65,445)
Depreciation and amortization	4,445	103	4,548
Income tax benefit	(10,160)	(305)	(10,465)
Equity in losses of equity method investees	1,517	545	2,062
Accounts receivable	5,042	253	5,295
Inventory	(410)	610	200
Prepaid expenses and other assets	(16,358)	(2,183)	(18,541)
Accrued expenses, salary and other current liabilities	$6,971	$922	$7,893

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
20

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
Note 4.    Revenue
The following table summarizes the Company’s revenues disaggregated by revenue source, geography (based on the Company’s business locations,) and timing of revenue recognition (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		As restated		As restated
Geographic Markets
Malaysia	$3	$17	$53	$64
USA	12,665	17,984	38,797	69,873
PRC	7,360	8,580	36,242	16,710
Italy	4,250	—	8,779	—
Total	$24,278	$26,581	$83,871	$86,647

Product or Service
Electric vehicles products	$14,713	$8,737	$52,913	17,041
Electric vehicles services	71	46	228	154
Charging, batteries and powertrain products	1,034	940	2,244	4,108
Charging, batteries and powertrain services	415	770	1,205	1,526
Title and escrow services	7,875	15,519	26,971	62,428
Digital advertising services and other	—	—	—	231
Fund raising services	50	—	57	—
Other revenue	120	569	253	1,159
Total	$24,278	$26,581	$83,871	$86,647

Timing of Revenue Recognition
Products and services transferred at a point in time	$23,742	$25,196	$82,381	$83,807
Services provided over time	536	1,385	1,490	2,840
Total	$24,278	$26,581	$83,871	$86,647

In the three months ended September 30, 2022 and 2021, the Company recognized revenue of $2.4 million and $0.7 million recorded in deferred revenue as of the beginning of the periods, respectively. In the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $4.4 million and $0.6 million recorded in deferred revenue as of the beginning of the periods, respectively.

21

In the three months ended September 30, 2022 and 2021, the Company recorded grant revenue of $0.1 million and $0.6 million, respectively. In the nine months ended September 30, 2022 and 2021, the Company recorded grant revenue of $0.3 million and $1.2 million, respectively, in "Other revenue" in the consolidated statements of operations.

22

Note 5.    Available-for-Sale Securities

The Company accounts for its available-for-sale securities at their fair value, with changes in fair value, if any, recorded in other comprehensive income. The fair value of available-for-sale securities is determined utilizing Level 1 inputs, as further discussed below.

The following table provides certain information related to available-for-sale debt securities (in thousands):

	As of September 30, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
Available-for-sale securities:
SILK EV Note (a)	$15,000	$902	$4	$(20)	$(15,886)	$—
Total available-for-sale securities	$15,000	$902	$4	$(20)	$(15,886)	$—
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

Note 6. Notes Receivable from Third Parties

Notes receivable consists of the following (in thousands):

	As of September 30, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$58,418	$1,994	$—	$—	$—	$60,412
VIA Note-2(a)	11,682	105	—	—	—	11,787
Inobat Note (b)	11,819	652	724	(2,096)	—	11,099
Timios (c)	520	—	—	—	—	520
Green Power Motor Company (d)	$45	—	—	—	—	45
Total notes receivable	$82,484	$2,751	$724	$(2,096)	$—	$83,863

	As of December 31, 2021
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$42,500	$578	$—	$—	$—	$43,078
Inobat Note (b)	11,819	10	—	—	—	11,829
Total notes receivable	$54,319	$588	$—	$—	$—	$54,907

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

The Company entered into amendments of the convertible promissory note during the second quarter of 2022 to provide a total of an additional $5.5 million. The company entered into further amendments during the third quarter of 2022 to provide a total of an additional $10.4 million.

The Company entered into a secured promissory note (VIA Note-2) of $2.2 million with VIA on May 20, 2022. The Company entered into an amendment of the secured promissory note during the second quarter of 2022 to provide an additional $5.1 million. The company entered into further amendments during the third quarter of 2022 to provide a total of an additional $4.4 million.The note is secured by the certain assets and rights of VIA , bears interest at an annual rate of 4.0%. The principal and interest is due and payable in the event of the termination of the merger agreement.

As of October 31, 2022, the company has invested an additional $2.0 million in VIA, pursuant to amendments to the notes detailed above.

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

September 30, 2022
Probability	50%
Yield rate	17.5%
(c)Timios Promissory Note
During the first quarter of 2022, Timios purchased mortgage notes at a fair value of $0.5 million, the notes bear interest of 3.5% and 4.875%. The notes mature August 2043 and December 2049. Installments for the loans are approximately $3,000. There was no interest recorded for the three and nine months ended September 30, 2022.
(d)Green Power Motor Company
On July 29, 2022, the Company loaned $43,500, to Green Power Motor Company. Interest will accrue on the outstanding principal at a rate of fixed interest rate per annum equal to 7.50%. Borrower will make 80 consecutive monthly payments commencing on September 1, 2022.
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
2022 Acquisitions
The Company has completed the below acquisition in the nine months ended September 30, 2022. The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations.
Energica Acquisition

On March 3, 2021, the Company entered into an investment agreement with Energica to acquire 20.0% of Energica share capital. On September 15, 2021, the Company announced it had entered into an agreement to launch a voluntary conditional tender offer in concert with the founders of Energica for shares of Energica, pursuant to which Ideanomics plans to increase its investment from 20.0% in Energica to 72.4%. The Energica founders shall continue to own approximately 27.6% of Energica.
On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022, the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

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

26

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
The estimated amortization expense related to these intangible assets for each of the years subsequent to September 30, 2022, is as follows (amounts in thousands):

2022 remaining	$809
2023	4,000
2024	4,000
2025	4,000
2026	4,000
2027 and beyond	28,145
Total	$44,954
Amortization expense related to intangible assets created as a result of the Energica acquisition for the three and nine months ended September 30, 2022 respectively was $1.0 million and $2.4 million.
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

Revenue of $4.2 million and $8.8 million and net loss of $3.7 million and net loss of $8.8 million for the three and nine months ended September 30, 2022, respectively, have been included in the condensed consolidated financial statements. As the
27

Company did not consolidate Energica in 2021 there are no results to disclose, these have been included in the unaudited proforma information below.
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
Revenue of $7.9 million and $15.5 million and net income of $2.2 million and a net loss $16.4 million for the three months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
Revenue of $27.0 million and $62.4 million and net loss of $3.4 million and $10.6 million for the nine months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
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
As of September 30, 2022, 0.5 million of the Company’s common stock remains unissued pending receipt of a final consent. Since receipt of this consent is probable, the Company has included the total common shares to be issued as contingent consideration as of the acquisition date of $11.4 million as of the acquisition date. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the agreement would not be issued to the sellers. The Company has extended the time frame for this contractual provision as the receipt of the consents is outside the control of the former WAVE shareholders.
28

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
Revenue of $0.8 million and $1.0 million and net loss of $4.1 million and $1.2 million, for the three months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
Revenue of $2.0 million and $5.2 million and net loss of $11.0 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.
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

The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $16.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of September 30, 2022 the Company has not accrued any of this retention plan as the various criteria for 2021 were not met and the criteria for 2022 and 2023 are not probable of being met.

Revenue of $0.8 million and $1.3 million and net loss of $1.9 million and $0.7 million, for the three months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

29

Revenue of $1.7 million and $1.6 million and net loss of $7.3 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

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

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of September 30, 2022 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $3.2 million and $0.2 million net loss of $4.5 million and net income of $0.7 million for the three months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statements.

Revenue of $8.1 million and $0.4 million and net loss of $10.5 million and net income of $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, have been included in the condensed consolidated financial statement

The final purchase price allocation for Solectrac is summarized in the table below.
Refer to Note 10 for information related to an impairment charge recognized for the Solectrac reporting unit during the year ended December 31, 2021.

30

Acquisition Method Accounting Estimates
The table below reflects the Company’s final purchase price allocations of the acquisition date fair values of the assets acquired and liabilities assumed for the 2021 Acquisitions (in thousands):

	Solectrac	US Hybrid	Timios	WAVE
Purchase Price
Cash paid at closing, including working capital estimates	$18,025	$30,139	$46,576	$15,000
Fair value of previously held interest	5,287	—	—	—
Fair value of common stock	—	20,877	—	28,616
Fair value of contingent consideration	1,640	—	—	11,418
Total purchase consideration	$24,952	$51,016	$46,576	$55,034

Purchase Price Allocation
Assets acquired
Current assets	2,700	3,793	7,292	2,820
Property, plant and equipment	30	5	429	—
Other assets	45	52	48	—
Intangible assets – tradename	4,210	1,740	8,426	12,630
Intangible assets – lender relationships	—	—	16,600	—
Intangible assets - technology	2,350	5,110
Intangible assets – patents	—	—	—	13,000
Intangible assets - non-compete	—	520	—	—
Intangible assets – licenses	—	—	1,000	—
Indefinite lived title plant	—	—	500	—
Goodwill	17,714	42,218	21,824	35,689
Total assets acquired	27,049	53,438	56,119	64,139

Liabilities assumed:
Current liabilities	(509)	(1,602)	(4,306)	(4,578)
Deferred tax liability	(1,588)	(820)	(5,237)	(4,527)
Total liabilities assumed	(2,097)	(2,422)	(9,543)	(9,105)

Net assets acquired	$24,952	$51,016	$46,576	$55,034

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
31

The estimated amortization expense adjusted for the impairment related to the remaining intangible assets for each of the years subsequent to September 30, 2022 is as follows (amounts in thousands):

2022 remaining	$358
2023	1,433
2024	1,433
2025	933
2026	933
2026 and beyond	5,307
Total	$10,397
Amortization expense related to the 2021 Acquisitions was $0.4 million and $1.2 million for three and nine months ended September 30, 2022 and was $1.7 million and $4.0 million for the three and nine months ended September 30, 2021.
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
•The Company incurred transaction costs of $0.0 million and $0.4 million during the three and nine months ended September 30, 2022 related to the 2021 Acquisitions, immaterial acquisitions and other possible opportunities, other than Energica.
•The Company incurred transaction costs of $0.0 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, related to the Energica acquisition.
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
32

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Amounts in thousands, except per share and share data)

Total revenue	$24,278	$37,502	$87,003	$99,451

Net loss attributable to IDEX common shareholders	(45,850)	(54,568)	(112,555)	(76,217)

Earnings (loss) per share
Basic and Diluted	$(0.09)	$(0.11)	$(0.23)	$(0.17)

Weighted average shares outstanding
Basic and Diluted	494,061,205	477,214,431	496,392,410	440,151,607

Dispositions

Seven Stars Energy Pte. Ltd.
On February 9, 2022, the Company transferred its 51.0% interest in Seven Starts Energy Pte. Ltd. to Fan Yurong, a current shareholder of SSE, for a nominal amount.

The Company recognized a disposal loss of $0.5 million.as a result of the deconsolidation of SSE and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

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

Refer to Note 10 for additional information concerning the investment in FNL.
Note 8.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$7,478	$4,945
Less: allowance for doubtful accounts	(1,478)	(1,607)
Accounts receivable, net	$6,000	$3,338
33

As of September 30, 2022 and December 31, 2021, the gross balance includes the taxi commission revenue receivables from the related party Qianxi of $1.1 million and $1.3 million, respectively. These balances are fully reserved in the balances stated above.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	September 30, 2022	December 31, 2021
Balance at the beginning of the period	$(1,607)	$(1,219)
Increase in the allowance for doubtful accounts	(13)	(350)
Effect of change in foreign currency exchange rates	$142	$(38)
Balance at the end of the period	$(1,478)	$(1,607)
For the nine months ended September 30, 2022, the Company increased its allowance for doubtful accounts for accounts receivable by $13 thousand from a third-party. In the year ended December 31, 2021, the Company increased its allowance for doubtful accounts by $0.4 million for accounts receivable from a third-party.
Note 9.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	September 30, 2022	December 31, 2021
Furniture and office equipment	$2,685	$1,432
Vehicle	1,488	900
Leasehold improvements	5,275	581
Machinery and equipment	2,747	825
Total property and equipment	12,195	3,738
Less: accumulated depreciation	(2,025)	(833)
Property and equipment, net	$10,170	$2,905

The Company recorded depreciation expense of $0.6 million and $0.1 million, which is included in its operating expense, for the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):
34

Balance as of January 1, 2021	$705
Measurement period adjustments	186
Effect of change in foreign currency exchange rates	(1)
Acquisitions	117,445
Disposal of Grapevine (a)	(704)
Impairment loss (b,c,d,e)	(101,470)
Balance as of December 31, 2021	16,161
Acquisitions	59,593
Effect of change in foreign currency exchange rates	(7,043)
Balance as of September 30, 2022	$68,711

(a)During the three months ended June 30, 2021, the Company completed the sale of Grapevine. Refer to Note 7 for additional information.

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
35

impact of these errors resulted in less fair value being attributed to identifiable intangible assets and additional value attributed to goodwill. Refer to the Amended Form 10-Q's as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021 that have been filed with the SEC on November 22, 2021.
Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

	September 30, 2022					December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Continuing membership agreement (a)	16.8	$1,179	$(665)	$—	$514	$1,179	$(649)	$—	$530
Patents, trademarks and brands (d,f,h,i)	37.7	21,672	(1,385)	(1,132)	19,155	39,820	(2,715)	(30,492)	6,613
Customer relationships	14	12,737	(582)	—	12,155			—
Land use rights (c)	96.3	24,407	(555)	—	23,852	27,102	(411)	—	26,691
Licenses (d,j)	22.6	1,141	(124)	—	1,017	1,000	(65)	—	935
Lender relationships (d)	5.3	16,600	(1,952)	(12,551)	2,097	16,600	(1,638)	(12,550)	2,412
Internally developed software (e)	1.8	753	(203)	—	550	452	(76)	—	376
Software (h,j)	10.7	4,491	(1,006)	—	3,485	4,492	(178)	—	4,314
Non-compete (i)	0	—	—	—	—	520	(57)	(463)	—
Technology (h,i)	7.5	16,655	(1,447)	—	15,208	7,460	(347)	(7,113)	—
Assembled workforce	1.2	150	(63)	—	87	150	(6)	—	144
Total		99,785	(7,982)	(13,683)	78,120	98,775	(6,142)	(50,618)	42,015
Indefinite lived intangible assets
Timios Title plant (d)		500	—	—	500	500	—	—	500
Website name		25	—	—	25	25	—	—	25
Title License		6	—	(6)	—	6	—	—	6
Patent		—	—	—	—	—	—	—	—
Total		$100,316	$(7,982)	$(13,689)	$78,645	$99,306	$(6,142)	$(50,618)	$42,546

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
36

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
(j)Relates to licensing costs that were capitalized during the three months ended September 30, 2022

Amortization expense relating to intangible assets was $1.7 million for both three month periods ended September 30, 2022 and 2021, respectively. Amortization expense relating to intangible assets was $4.3 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Years ending September 30,	Amortization to be recognized
2022 (excluding the nine months ended September 30, 2022)	$1,566
2023	6,255
2024	5,987
2025	5,480
2026	5,315
2026 and thereafter	53,517
Total	$78,120
Note 11.    Long-term Investments
The following table summarizes the Company’s long-term investments (in thousands):

	September 30, 2022	December 31, 2021
Non-marketable equity investments	$7,500	$7,500
Equity method investments	15,819	28,088
Total	$23,319	$35,588
Non-marketable equity investment
Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, no impairment losses were recorded in the three and nine months
37

ended September 30, 2022. Based on management’s analysis of certain investment’s performance, the Company determined that there was a $1.5 million impairment loss recorded in the three and nine months ended September 30, 2021.
Equity method investments
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		September 30, 2022
		January 1, 2021	Addition	Income (loss) on investment	Foreign currency translation	Reclassification to subsidiaries	Return of basis	September 30, 2022
Energica	(a)	$12,329	$—	$(1,031)	$—	$(11,298)	$—	$—
FNL Technologies	(b)	2,856	—	(685)	—	—	—	2,130
MDI Fund	(c)	3,765	274	(135)	—	—	(659)	3,245
PEA	(d)	9,138	—	(506)	(1,264)	—	—	7,368
Orange Grid	(e)	—	3,076	—	—	—	—	3,076
Total		$28,088	$3,350	$(2,357)	$(1,264)	$(11,298)	$(659)	$15,819

The Company has received no dividends from equity method investees in the three and nine months ended September 30, 2022 and 2021.
(a)Energica
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

On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022, the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.
(b)FNL

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
3

(c)Minority Depository Institution Keepers Fund

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
(d)PEA

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

(e)Orangegrid

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
Note 12.    Leases
As of September 30, 2022, and December 31, 2021, the Company’s operating lease right of use assets are $16.8 million and $12.8 million, respectively. As of September 30, 2022, the Company’s finance lease right of use assets are $1.4 million, the Company did not have any finance lease right of use assets as of December 31, 2021.
The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$1,210	$610	$3,434	$1,058
Short-term lease cost	187	241	636	523
Finance lease cost:
Amortization of right-of-use assets	61	—	160	—
Interest on lease liabilities	5	—	13	—
Total lease cost	$1,463	$851	$4,243	$1,581

The following table summarizes supplemental information related to leases (in thousands):
4

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,150	$723	$3,277	$1,506
Finance cash flows from financing leases	66	—	173	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,515	6,895	8,141
Right-of-use assets obtained in exchange for new finance lease liabilities	1,376	—	1,376	—
Weighted average remaining lease term:
Operating leases	5.4		5.4
Finance leases	4.3		4.3
Weighted average discount rate:
Operating leases	4.6%		4.6%
Finance leases	4.7%		4.7%

The additional right of use assets was primarily acquired in the Tree Technologies, Energica, WAVE, and Solectrac acquisitions. The facilities acquired are primarily office buildings and warehouses in Asia, Europe and U.S. locations where they conduct business.

The future minimum lease payments required under operating and financing lease obligations as of September 30, 2022, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows (in thousands):

September 30, 2022	Operating Leases	Finance Leases	Total
2022 (excluding the nine months ended September 30, 2022)	$1,165	$114	$1,279
2023	4,707	409	5,116
2024	3,453	409	3,862
2025	3,187	409	3,596
2026	2,610	282	2,892
2026 and thereafter	4,354	160	4,514
Total undiscounted lease liabilities	19,476	1,783	21,259
Less: imputed interest	(2,790)	(182)	(2,972)
Net lease liabilities	$16,686	$1,601	$18,287

In the nine months ended September 30, 2022, the Company executed two finance leases, a five-year automobile lease and short-term service center, through the acquisition of Energica, a manufacturer of high-performance electric motorcycles and two operating leases with a twelve-year and six-year term on the Company’s manufacturing and general headquarters located in Italy. In Asia, the Company acquired a two-year operating lease and renewed a two-year lease for a general office building for a manufacturing facility for EV bikes, scooters, and batteries. In the U.S., the Company acquired two operating leases, one of which has a two-year term for a general office building and the other lease, has a ten-year life for a warehouse and office facility used primarily for fabrication, assembly, production, and storage of battery-powered electric tractors. In addition, the Company acquired twelve finance leases on trucks purchased for business purposes with a four-year term for each vehicle.

As of September 30, 2022, the Company has entered four finance leases that have not yet commenced.

5

Note 13.    Promissory Notes
The following table summarizes the outstanding promissory notes as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
	Interest Rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Debenture (a)	4%	$9,250	$9,250	$57,500	$57,809
Small Business Association Paycheck Protection Program (c)	1%	242	242	311	312
Tim ios	5.49	491	491	—	—
Energica lending arrangements	0.06% - 5.7%	3,250	3,250	—	—
Total		$13,233	13,233	$57,811	58,121
Less: Current portion			(11,674)		(58,121)
Long-term Note, less current portion			$1,559		$—

As of September 30, 2022 debts are classified as current and long term.
The weighted average interest rate for these borrowings is 3.8% and 4.0% as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, and December 31, 2021 the Company was in compliance with all ratios and covenants.
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

During the nine months ended September 30, 2022, principal and accrued and unpaid interest in the amount of $7.5 million was converted into 20.6 million shares of common stock of the Company. Total interest expense recognized was $0.2 million and $1.2 million for the three and nine months ended September 30 2022.

During the three months ended December 31, 2021, principal and accrued and unpaid interest in the amount of $17.6 million was converted into 9.4 million shares of common stock of the Company. Total interest expense recognized was $0.4 million for the three months ended December 31, 2021.
(b)Small Business Association Paycheck Protection Program

On April 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The forgiveness
6

application of the loan was submitted in August 2021. While the forgiveness application is under review, the Company has made payments totaling $31,674 of principal and interest during the year ended December 31, 2021 and $23,756 and $71,726 of principal and interest during the three and nine months ended September 30, 2022. Interest expense recognized in connection with this loan was $636 and $2,038 in the nine months ended September 30, 2022 and 2021, respectively for the Small Business Association Paycheck Protection Program.
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

(c)Timios notes payable

Timios entered a promissory note of $0.6 million to finance insurance premium in the three months ended September 30, 2022. The interest rate is 5.49%. The loan is payable in 11 installment of $50,320 commencing on September 1, 2022.

(d)Energica Lending Arrangements

Energica is party to eleven individual instruments with different counterparties in Italy comprising an aggregate outstanding unpaid balance of $0.5 million. These instruments provide working capital for the Energica manufacturing operations through the combination of accounts receivable factoring, vendor financing programs and other secured asset-based lending arrangements. The instruments bear interest rates ranging from 0.1% to 5.7%, with a weighted average interest rate of 3.1%. An amount of $1.7 million of the payable will be due within one year, and $1.6 million of the payable will due between 2026 and 2028 in installments ranging 8 to 51 months. Due to the nature of the lending arrangements providing working capital, these arrangements are primarily classified as current liabilities and are secured primarily by Energica’s related trade accounts receivable, inventory and other current assets.
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
7

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
Note 14.    Stockholders’ Equity, Convertible Preferred Stock and Redeemable Non-controlling Interest
Convertible Preferred Stock

The Board of Directors has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series. As of September 30, 2022 and December 31, 2021, 7.0 million shares of Series A preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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
2022 Equity Transactions
The Company issued 1.1 million and 1.5 million shares during the three and nine months ended September 30, 2022 for professional service received and the employee stock option exercise.

SEPA agreement with YA II PN, Ltd

On September 1, 2022 the Company entered into SEPA with YA II PN and subsequently amended it on September 15, 2022. The Company will be able to sell up to 150.0 million shares of its common stock at the Company’s request any time during the 36 months following the date of the Amended SEPA’s entrance into force. The shares would be purchased at 95% of the market price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. Pursuant to the SEPA, the Company is required to register all shares which YA II PN may acquire. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA II PN, a structuring fee in the amount of $10,000, and, on the Effective Date, the Company agreed to issue to YA II PN an aggregate of 0.6 million Common Shares, as a commitment fee. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36 month anniversary of the Effective Date or (ii) the date on which the YA II PN shall have made payment of Advances pursuant to the SEPA for the Common Shares equal to the Commitment Amount. The Company issued 1.5 million shares as a commitment fee during the three and nine months ended September 30, 2022.

US Hybrid Escrow Shares

On July 12, 2022, the Company received 6,600,000 shares of common stock back from the escrow agent pursuant to the triggering of a legal condition that permitted the Company to reclaim 100% of the shares held in escrow. The Company has concluded that the return of these shares does not constitute a change in the purchase consideration of US Hybrid and accounts for this transaction as a Treasury Stock transaction in the third quarter of 2022.

Refer to Note 13 for information related to issuance of common stock with convertible notes, Note 16 for information related to the issuance to common stock for option exercise. The Company issued 1.1 million shares during the three and nine months ended September 30, 2022 for the services received.
8

2021 Equity Transactions
SEDA agreement with YA II PN, Ltd
On June 11, 2021, the Company entered into a SEDA with YA II PN. The Company will be able to sell up to 80.4 million shares of its common stock at the Company’s request any time during the 36 months following the date of the SEDA’s entrance into force. The shares would be purchased at (i) 95.0% of the Market Price if the applicable pricing period is two consecutive trading days or (ii) 96.0% of the Market Price if the applicable pricing period is five consecutive trading days, and, in each case, would be subject to certain limitations, including that YA II PN could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily volume weighted average price of the Company’s common stock during the two or five consecutive trading days, as applicable, commencing on the trading day following the date the Company submits an advance notice to YA II PN. Pursuant to the SEDA, the Company is required to register all shares which YA II PN may acquire. The SEDA contains customary representations, warranties and agreements of the Company and YA II PN, indemnification rights and other obligations of the parties. YA II PN has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s shares of common stock. During the six months ended June 30, 2021, the Company issued 10.0 million shares of common stock for a total of $27.3 million.
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
The following table summarizes activity for the redeemable non-controlling interest (in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021
Beginning balance	$—	$7,485
Initial investment	—	—
Accretion of dividend	—	347
Loss attributable to non-controlling interest	—	(195)
Adjustment to redemption value	—	195
Ending balance	$—	$7,832
Sales agreement with Roth Capital
On February 26, 2021, the Company entered into a sales agreement with Roth Capital. In accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million. The Company shall pay to Roth Capital in cash, upon each sale of such shares pursuant to the sales agreement, an amount equal to 3.0% of the gross proceeds from each sale of such shares. During the three months ended September 30, 2021, the Company issued 17.6 million shares of common stock and received net proceeds of $53.4 million after deducting $1.7 million commission and transaction fees.
9

Refer to Note 7 for information related to the issuance to common stock for acquisitions, Note 14 for information related to issuance of common stock with convertible notes, Note 17 for information related to the issuance to common stock for option exercise.
Note 15.    Related Party Transactions
(a) Long-Term Investment to Qianxi
In November 2019, the Company entered into a share transfer agreement with Shenma to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it would be required to return the consideration to the Company. The Company has paid $0.5 million as of September 30, 2022 and December 31, 2021, and recorded it on the “Other Non-Current Assets”. The Company has requested that Shenma return the consideration provided and currently has full allowance against this receivable.
(b) Transaction with Dr. Wu. and his affiliates
As of September 30, 2022 and December 31, 2021, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due from related parties” in the condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due to related parties” in the condensed consolidated balance sheets.

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
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million in “Professional fees” for the nine months ended September 30, 2021. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded unpaid $0.6 million in "Other income (expense, net)" in the condensed consolidated statement of operations for the year ended December 31, 2021.
(c) Amounts due from and due to Glory
As of September 30, 2022 and December 31, 2021, the Company has payables of $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties”.
(d) Receivable due from Tree Technology minority shareholders
As of September 30, 2022, the Company has receivables of $0.3 million due from Tree Technology minority shareholders for the registered capital contribution of the entity
(e) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. Refer to Note 7 for additional information.

10

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

The Company has provided a loan of $0.7 million to Energica Motor Company as of December 31, 2021, and recorded in “notes receivable from related party”in the condensed consolidated balance sheets. On March 14 2022, the Company acquired Energica, the loan is eliminated on the consolidated financial statements as of March 31, 2022. The interest income recognized on the consolidated income statements is $28,476 for the nine months ended September 30, 2022. During the three months ended March 31, 2021, the Company lent $1.4 million and $1.1 million to Energica Motor Company and Energica, respectively.

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

Refer to Note 7 for the details

(g) Energica Purchases

During the three months and nine month ended September 30, 2022, Energica has purchased $0.1 million and $0.4 million, respectively, of material and services from three entities owned by one of its senior management team. The balance as of September 30, 2022 with these three entities are $1.2 million and recorded in “Amounts due to related parties” in the condensed consolidated Balance Sheets.

(h) Receivable due from Ocasia

In the three months ended September 30, 2021, SSE, one of Ideanomics' subsidiaries, sent $0.2 million to Ocasia Group Holding LTD for the purpose of a business cooperation project. Ocasia returned $0.2 million in October 2021 because the project was put on hold.

(i) Receivable due from Mr. McMahon

In the three months ended September 30 2021, the Company paid his personal expense $0.1 million on behalf of Mr. McMahon and recorded as the "amount due from related parties" on the consolidated balance sheet.

(j) Promissory note with FNL

On June 7, 2022, the Company entered into a secured negotiable promissory note of $1.0 million with FNL. The note bears an interest rate of 6% and expires on March 7, 2023, or with a change of control of FNL, or in the event of default. The Company recorded $0.6 million impairment of this note during the three months ended September 30, 2022.

Note 16.    Share-Based Compensation
As of September 30, 2022, the Company had 22.4 million options outstanding.
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
11

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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of September 30, 2022, options available for issuance are 16.7 million shares.
For the three months ended September 30, 2022 and 2021, total share-based payments expense was $2.2 million and $15.2 million, respectively. For the nine months ended September 30, 2022 and 2021, total share-based payments expense was $7.4 million and $19.2 million, respectively.
(a)Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	21,843,781	$1.74	—	$—
Granted	1,605,000	1.01	—	—
Exercised	(72,334)	0.53	—	—
Expired	(737,963)	2.48	—	—
Forfeited	(234,662)	2.30	—	—
Outstanding at September 30, 2022	22,403,822	1.67	7.51	—
Vested as of September 30, 2022	18,039,489	1.51	7.31	—
Expected to vest as of September 30, 2022	4,364,333	2.16	8.36	—
As of September 30, 2022, $5.8 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.16 years. The total intrinsic value of shares exercised in the nine months ended September 30, 2022 and 2021 was $0.0 million and $5.6 million, respectively. The total fair value of shares vested in the nine months ended September 30, 2022 and 2021 was $6.7 million and $5.4 million, respectively. Cash received from options exercised in the nine months ended September 30, 2022 and 2021 were $0.0 million and $8.4 million, respectively.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the nine months ended September 30, 2022 and 2021 as follows:

Nine Months Ended
	September 30, 2022	September 30, 2021
Expected term (in years)	5.51-5.53	4.79-7.17
Expected volatility	123%-124%	112%-130%
Expected dividend yield	—%	—%
Risk free interest rate	1.69%-2.87%	0.51%-1.1%

For the options with market conditions, the assumptions used to estimate the fair values of the stock options granted in the nine months ended September 30, 2021 as follows:

Nine Months Ended September 30, 2021
Expected term (in years)	1.88
Expected volatility	106.92%
12

Expected dividend yield	—%
Risk free interest rate	1.31%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

	September 30, 2022	December 31, 2021
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	—	200,000	$5.00	July 1, 2022
Service providers	—	700,000	2.50	July 1, 2022 - October 1, 2022
Service provider	—	100,000	7.50	January 1, 2023
Service provider	—	100,000	9.00	January 1, 2023
Total	—	1,100,000
(c)Restricted Shares
As of September 30, 2022, there was no unrecognized compensation cost related to unvested restricted shares.
Note 17.    Earnings (Loss) Per Common Share
The following table summarizes the Company’s earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 (USD in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net earnings (loss) attributable to common stockholders	$(37,414)	$(51,811)	$(103,692)	$(64,986)
Basic weighted average common shares outstanding	494,061,205	473,829,962	496,392,410	432,989,602
Effect of dilutive securities
Convertible preferred shares- Series A	—	—	—	—
Convertible promissory notes	—	—	—	—
Diluted potential common shares	494,061,205	473,829,962	496,392,410	432,989,602
Earnings (loss) per share:
Basic	$(0.08)	$(0.11)	$(0.21)	$(0.15)
Diluted	$(0.08)	$(0.11)	$(0.21)	$(0.15)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):
13

	September 30, 2022	December 31, 2021
Warrants	950	1,100
Options and RSUs	22,419	21,859
Series A Preferred Stock	933	933
Contingent shares	1,491	1,491
Convertible promissory note and interest	28,876	30,585
Total	54,669	55,968

Note 18.    Income Taxes

In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 100% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the three months ended September 30, 2022 there was an income tax benefit of $0.4 million. This consisted principally of foreign income tax benefits. During the nine months ended September 30, 2022 there was an income tax benefit of $0.9 million. This consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.6 million of foreign income tax benefits.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica. These are included in “other liabilities” in the table in Note 7. The foreign income tax benefit for the three and nine months ended September 30, 2022, consists primarily of the reversal of some of this liability as a result of Energica losses.

During the three months ended September 30, 2021 there was an income tax benefit of $0.9 million, During the nine months ended September 30, 2021 there was an income tax benefit of $10.0 million. This benefit for the nine months ended September 30, 2021 principally consisted of a reduction in the Company's valuation allowance that resulted from the acquisitions, US Hybrid and Solectrac in the second quarter, and, Timios and WAVE, in the first quarter. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of four acquired businesses, resulted in the recognition of $11.0 million deferred tax liabilities, none of which was in the three months ended September 30, 2021. The federal tax returns of all four acquired businesses have been included in the Ideanomics and subsidiaries consolidated U.S. federal tax return from the date of acquistion. WAVE has been included in the state tax returns of Ideanomics. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced by a similar amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were completely offset by a valuation allowance. Once the acquisitions of four acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a one-time income tax benefit of $9.1 million during the nine months ended September 30, 2021.

Timios, US Hybrid and Solectrac have taxable income or loss reported on certain separate state tax returns and consequently have related state income tax expense or benefit. In the case of US Hybrid and Solectrac, which have losses, there are state income tax benefits consisting of those losses being used to reduce the state deferred tax liabilities recognized in the acquisitions. In the case of Timios, state income tax expense results from income. The net state income tax benefit for Timios, US Hybrid and Solectrac was $0.8 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The net foreign income tax benefit for Tree Technologies was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. There are no other material income tax expenses or benefits for the three and nine months ended September 30, 2021 because of net operating loss and deferred tax assets related to the net operating loss carryovers utilized had been offset by a valuation allowance. The Company had established a 100% valuation allowance against its net deferred tax assets, excluding Timios, US Hybrid and Solectrac’s’ net state deferred tax liabilities, due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.

At September 30, 2022 and December 31, 2021, the Company’s deferred tax assets do not include $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of September 30, 2022 and December 31, 2021.

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
Shareholder Class Actions and Derivative Litigations
On July 19, 2019, a purported class action, aptioned Rudani v. Ideanomics, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company and certain of its then current and former officers and directors. The Amended Complaint alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the Amended Complaint alleged purported misstatements made by the Company in 2017 and 2018, seeking damages. As part of a mediation, the parties reached a settlement for $5.0 million. The Court granted final approval of the settlement on January 25, 2022.
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

15

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

Ideanomics Audit Committee Investigation

On March 14, 2022, the Company's then auditor, BDO informed the company that information related to the company’s operations in China indicated that an illegal act may have occurred. In response, the company’s Audit Committee engaged an Am Law 100 law firm and a nationally recognized forensics accounting firm to conduct a complete and thorough investigation and such investigation was completed by such parties to the Audit Committee’s satisfaction on July 17, 2022. The investigation concluded with no findings of improper or fraudulent actions or practices by the Company or any of its officers or employees with respect to any matters, including those raised by BDO.

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
Note 20.    Concentration of Credit and Foreign Currency Risks
Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of September 30, 2022 the Company’s cash and cash equivalents were held by financial institutions (located in the PRC, Hong Kong, Malaysia, the U.S. and Singapore) that management believes have
16

acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
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

	September 30, 2022
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

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration as of September 30, 2022 was valued using the Black-Scholes Merton method. The Company issued 11.3 million shares during the year ended December 31, 2021 and partially satisfied this liability. No shares have been issued in the nine months ended September 30, 2022.
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

Tree Technologies Contingent Consideration

The fair value of the Tree Technologies contingent consideration as of September 30, 2022 and December 31, 2021, was valued using a probability-weighted discounted cash flow approach which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach:

	September 30, 2022	December 31, 2021
Weighted-average cost of capital	15.0%	15.0%
Probability	5%-20%	5%-10%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of September 30, 2022 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

September 30, 2022
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%
The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2022	$999
Remeasurement loss/(gain) recognized in the statement of operations	(131)
September 30, 2022	$868
Note 22.    Subsequent Events

YA PN II SDPA

On October 25, 2022, the company entered into a SDPA with YA II PN, and simultaneously consummated the sale of a secured convertible debenture in a private placement in the principal amount of $6.5 million subject to a lien on all the assets of the Company; the Company received a net amount of $4.875 million after payment of the agreed upon financing fee of $1.5 million and expenses of $125,000. The principal, accrued and unpaid interest, and any other amounts outstanding pursuant to the terms of the debenture will mature on February 24, 2023, unless earlier converted or redeemed by the Company. Interest shall accrue on the outstanding principal at an annual rate equal to 8%; provided that such interest rate shall be increased to 18% upon an event of default. At any time before the maturity date, the Investor may convert the debenture at its option into shares of the Company’s common stock at a variable conversion price of 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date or other date of determination, but not lower than $0.05 per share.

Under the SDPA, the Company within one year from the closing, agreed to affect a reorganization, pursuant to which the equity securities of the certain subsidiaries shall be distributed to, and such subsidiaries will therefore become, subsidiaries of a newly-formed holding company. Under an option agreement, the Company and each of the subsidiaries are granting to YA PN II an option to purchase (a) (i) an amount of shares of common stock of Timios and (ii) an amount of shares of common stock of Justly, which, in each case, shall represent twelve percent of the then issued and outstanding Timios common stock and Justly common stock, as applicable, at the time the spin-off call right is effected, and (b) (i) an amount of shares of the Timios New Shares, and (ii) an amount of shares of new common stock of Justly, which, in each case for each entity, shall represent (x) three percent (3%) of the outstanding share capital on an economic basis, and (y) at least fifty-one percent (51%) of the outstanding voting power of such entity.

As noted above, the company has committed to spin out its ownership of Timios and Justly within twelve months. We expect that the spin out may result in the deconsolidation of these businesses. Timios is a nationwide title and settlement solutions provider and as of and for the nine months ended September 30, 2022 generated approximately $27.0 million in revenue and accounted for approximately $20.4 million of non-current assets.

YA PN II convertible debenture

During October 2022, YA PN II converted the remaining outstanding balance at September 30, 2022 of $16.7 million into a cumulative 43.7 million shares pursuant to the provisions of the convertible debenture, as amended on August 29, 2022. Consequently, there is no remaining outstanding balance on the debenture and no repayments or interest was paid in cash in October.

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

Through September 30, 2022, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility will drive EV adoption by offering unique business solutions to commercial customers wanting to adopt EV vehicles and supporting infrastructure. To do that, Ideanomics has assembled, is developing and integrating business components with distinctive competence in three key pillars: Vehicles, Charging and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS which are proving to be extremely attractive to both large and small commercial vehicle operations.

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

Immaterial Corrections of Prior Period Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the prior period adjustments made to the previously reported Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2022. For additional information, see Note 2, "Immaterial Corrections of Prior Period Financial Statements.”
Significant Transactions in the Nine Months Ended September 30, 2022
Energica Acquisition
On September 15, 2021, the Company announced it had entered into an agreement to launch a voluntary conditional tender offer in concert with the founders of Energica for shares of Energica, pursuant to which Ideanomics plans to increase its investment from 20.0% in Energica to 72.4%. The Energica founders shall continue to own 27.6% of Energica. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2022 and 2021:

•The Company’s ability to access the equity and debt markets to obtain the working capital and investment capital required to fund its EV operations. The Company’s EV businesses are in the development stage, are not profitable, and are not expected to be profitable and cash generative in the short to medium term. Consequently, the EV businesses are highly dependent on the Company’s ability to access the equity and debt capital markets to provide sufficient cash for these businesses to continue to develop their products, build large scale manufacturing capacity and invest in sales and marketing infrastructure. The availability of capital to fund growth in 2022 has constrained the ability to capitalize on market demand for product at Solectrac and Energica, as market demand for these offerings continues to increase.

•The rate of adoption of EV mobility. The Company will continue to face the externally imposed pace of adoption of EV, which in 2022 was negatively impacted by supply chain constraints and rising interest rates in an inflationary economic cycle. This affected large fleet operators and public sector transportation operations. The availability and accessibility of public sector incentives may continue to affect the demand level for product offerings by Wave Technologies and US Hybrid.

•The impact of rising interest rates on financial service volume. The company has experienced a significant decline in 2022 in its fintech sector as rising interest rates have significant reduced the volume of mortgage processing. The company flexes a highly variable cost structure in response, but cannot fully compensate for the magnitude of decline in industry activity with new service offerings and new channels to access customers.
Update on the Impact of COVID 19

As of the period covered by this report, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays, labor shortages, and a shortfall of semiconductor supply.

We have been experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID‐19 pandemic and general global economic conditions. The inflationary impact on our cost structure has contributed to adjustments in our product pricing, despite a continued focus on reducing our manufacturing costs where possible.

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
Information about Segment Presentation
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the nine months ended September 30, 2022, the Company completed one acquisition. We are in the in the process of obtaining required shareholder approval to acquire 100% of VIA. The total aggregate consideration payable in connection with this transaction is equal to $630.0 million, consisting of an upfront payment at the closing of the transaction of $450.0 million in shares of Ideanomics at a fixed share ratio equal to $2.36 per Ideanomics share and an earnout payment of up to $180.0 million which will be according to the prevailing Ideanomics share price at the time the earnout is achieved. The Company anticipates that its internal management structure and the information reviewed by the chief operating decision maker will change such that it may have multiple reportable segments in the future.

In conjunction with an agreement executed in October 2022, the company has committed to spin out its ownership of Timios and Justly within twelve months. We expect that the spin out may result in the deconsolidation of these businesses. Timios is a nationwide title and settlement solutions provider and as of and for the nine months ended September 30, 2022 generated approximately $27.0 million in revenue and accounted for approximately $20.4 million of non-current assets. See note 22 for further details related to the agreement.

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021 (USD in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	Amount Change
Revenue	$24,278	$26,581	$(2,303)
Cost of revenue	24,937	22,630	2,307
Gross profit	(659)	3,951	(4,610)

Operating expenses:
Selling, general and administrative expenses	37,710	37,750	(40)
Research and development expense	849	184	665
Asset impairment	378	15,183	(14,805)
Goodwill impairment	—	5,850	(5,850)
Change in fair value of contingent consideration, net	—	(5,099)	5,099
Litigation settlement	2	216	(214)
Depreciation and amortization	2,271	1,779	492
Total operating expenses	41,210	55,863	(14,653)

Loss from operations	(41,869)	(51,912)	10,043

Interest and other income (expense):
Interest income	957	417	540
Interest expense	(456)	(308)	(148)
Loss on disposal of subsidiaries, net	(30)	—	(30)
Gain on extinguishment of debt	—	300	(300)
Other income, net	2,574	8	2,566
Loss before income taxes and non-controlling interest	(38,824)	(51,495)	12,671
Income tax benefit	400	944	(544)
Impairment of and equity in gain (loss) of equity method investees	(429)	(1,447)	1,018

Net loss	(38,853)	(51,998)	13,145

Net loss attributable to common shareholders	(38,853)	(51,998)	13,145

Net loss attributable to non-controlling interest	1,439	187	1,252

Net loss attributable to Ideanomics, Inc. common shareholders	$(37,414)	$(51,811)	$14,397

Earnings (loss) per share
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)

Comparison of Nine Months Ended September 30, 2022 and 2021 (USD in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021	Amount Change
Revenue	83,871	$86,647	$(2,776)
Cost of revenue	83,021	62,949	20,072
Gross profit	850	23,698	(22,848)

Operating expenses:
Selling, general and administrative expenses	113,555	74,419	39,136
Research and development expense	2,543	429	2,114
Asset impairment	1,030	15,183	(14,153)
Goodwill impairment	—	5,850	(5,850)
Change in fair value of contingent consideration, net	(131)	(7,006)	6,875
Litigation settlement	44	5,216	(5,172)
Depreciation and amortization	5,838	4,548	1,290
Total operating expenses	122,879	98,639	24,240

Loss from operations	(122,029)	(74,941)	(47,088)

Interest and other income (expense):
Interest income	2,560	812	1,748
Interest expense	(1,523)	(1,683)	160
Loss on disposal of subsidiaries, net	(218)	(1,264)	1,046
Gain on remeasurement of investment	10,965	2,915	8,050
Gain on extinguishment of debt	—	300	(300)
Other income, net	4,460	507	3,953
Loss before income taxes and non-controlling interest	(105,785)	(73,354)	(32,431)
Income tax benefit	925	9,971	(9,046)
Impairment of and equity in gain (loss) of equity method investees	(2,357)	(2,062)	(295)

Net loss	(107,217)	(65,445)	(41,772)

Net loss attributable to common shareholders	(107,217)	(65,445)	(41,772)

Net loss attributable to non-controlling interest	3,525	459	3,066

Net loss attributable to Ideanomics, Inc. common shareholders	$(103,692)	$(64,986)	$(38,706)

Earnings (loss) per share
Basic	$(0.21)	$(0.15)
Diluted	$(0.21)	$(0.15)

Revenues (USD in thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021	Amount Change
Electric vehicles products	$14,713	$8,737	$5,976
Electric vehicles services	71	46	25
Charging, batteries and powertrains products	1,034	940	94
Charging, batteries and powertrain services	415	770	(355)
Title and escrow services	7,875	15,519	(7,644)
Fund raising services	50	—	50
Other revenue	120	569	(449)
Total	$24,278	$26,581	$(2,303)

	Nine Months Ended
	September 30, 2022	September 30, 2021	Amount Change
Electric vehicles products	$52,913	$17,041	$35,872
Electric vehicles services	228	154	74
Charging, batteries and powertrains products	2,244	4,108	(1,864)
Charging, batteries and powertrain services	1,205	1,526	(321)
Title and escrow services	26,971	62,428	(35,457)
Digital advertising services and other	—	231	(231)
Fund raising services	57	—	57
Other revenue	253	1,159	(906)
Total	$83,871	$86,647	$(2,776)
* The revenues were recorded on either a Principal or Agent basis, depending on the terms of the underlying transaction, including the ability to control the product and the level of inventory risk taken.
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
Revenue for the three months ended September 30, 2022 was $24.3 million as compared to $26.6 million for the three months ended September 30, 2021, an increase of $2.3 million. The decrease was mainly due to a decline in unit volume from the sale of EV products in China in the third quarter of 2022 of $0.9 million as a result of increasing EV production constraints in China and the timing of project revenue from charging services in 2022. In addition, revenue from Title and escrow services decreased from $15.5 million in the three months ended September 30, 2021, to $7.9 million in the three months ended September 30, 2022, a decrease of $7.6 million. This decrease is the result of decreased revenue at Timios as rising interest rates reduce the volume of mortgage processing.

In the three months ended September 30, 2021, the Company recognized $15.5 million revenue from the sales of title and escrow services, $8.8 million revenue from the sales of EVs, and $1.7 million revenue from sales of charging, batteries and powertrains. In the three months ended September 30, 2021, the Company acted in both a Principal and Agent capacity in relation to vehicle sales. For those contracts in which it acted in a principal capacity, revenues were recorded on a gross basis and for those contracts where it acted in an agent capacity the revenues were recorded on a net basis..

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Revenue for the nine months ended September 30, 2022 was $83.9 million as compared to $86.6 million for the nine months ended September 30, 2021, a decrease of $2.8 million. The decrease was primarily due to a large decrease in revenue from Title and escrow services, offset by an increase in the sale of EV products in China in the first and second quarter. Revenue from Title and escrow services decreased from $62.4 million in the nine months ended September 30, 2021, to $27.0 million in the nine months ended September 30, 2022, a decrease of $35.5 million. This decrease is the result of a significant decline in mortgage processing activity in 2022 as interest rates continue to rise. This decrease is offset by increased sales of EV Products in the first and second quarter which increased from $17.0 million in the nine months ended September 30, 2021, to $52.9 million in the nine months ended September 30, 2022, an increase of $35.9 million. This increase is the result of significantly increased revenue from EV products in China during the second quarter of 2022. Other small decreases in other revenue categories resulted in the overall result of decreased total revenue. In addition, revenues declined for charging, battery and powertrain products year over year by $1.9 million primarily due to the timing of project related revenues year over year.
Cost of revenues (USD in thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Amount Change	September 30, 2022	September 30, 2021	Amount Change
Electric vehicles products	$15,365	$8,945	$6,420	$52,605	$16,841	$35,764
Electric vehicles services	44	48	(4)	147	134	13
Charging, batteries and powertrains products	2,835	1,125	1,710	6,360	3,604	2,756
Charging, batteries and powertrain services	110	701	(591)	829	1,319	(490)
Title and escrow services	6,527	11,281	(4,754)	22,882	39,796	(16,914)
Digital advertising services and other	—	—	—	—	192	(192)
Fund raising services	8	—	8	19	—	19
Other revenue	48	530	(482)	179	1,063	(884)
Total	$24,937	$22,630	$2,307	$83,021	$62,949	$20,072
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Cost of revenues was $24.9 million for the three months ended September 30, 2022, as compared to $22.6 million for the three months ended September 30, 2021, an increase of $2.3 million. The increase was mainly due to increased cost of revenue from EV Products which increased from $8.9 million in the three months ended September 30, 2021, to $15.4 million in the three months ended September 30, 2022, an increase of $6.4 million. This increase is the result of significantly increased cost of revenue from EV products in China during the second quarter of 2022. This increase is partially offset by a large decrease in cost of revenue from Title and escrow services. Cost of revenue from Title and escrow services decreased from $11.3 million in the three months ended September 30, 2021, to $6.5 million in the three months ended September 30, 2022, a decrease of $4.8 million. This decrease is the result of decreased cost of revenue at Timios, as the company reduced costs with the decline in service processing volume.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Cost of revenues was $83.0 million for the nine months ended September 30, 2022, as compared to $62.9 million for the nine months ended September 30, 2021, an increase of $20.1 million. The increase was mainly due to the increased cost of revenue from EV Products which increased from $16.8 million in the nine months ended September 30, 2021, to $52.6 million in the nine months ended September 30, 2022, an increase of $35.8 million. This increase is also partially attributable to acquiring Solectrac in June 2021, acquiring Energica in March 2022, and significantly increased cost of revenue from EV products in China during the second quarter of 2022. This increase is partially offset by a large decrease in cost of revenue from Title and escrow services. Cost of revenue from Title and escrow services decreased from $39.8 million in the nine months ended September 30, 2021, to $22.9 million in the nine months ended September 30, 2022, a decrease of $16.9 million. This decrease is the result of decreased cost of revenue at Timios, as the company reduced costs with the decline in service processing volume.

Gross profit (USD in thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Amount Change	September 30, 2022	September 30, 2021	Amount Change
Electric vehicles products	$(652)	$(208)	$(444)	$308	$200	$108
Electric vehicles services	27	(2)	29	81	20	61
Charging, batteries and powertrains	(1,801)	(185)	(1,616)	(4,116)	504	(4,620)
Charging, batteries and powertrain services	305	69	236	376	207	169
Title and escrow services	1,348	4,238	(2,890)	4,089	22,632	(18,543)
Digital advertising services and others	—	—	—	—	39	(39)
Fund raising services	42	—	42	38	$—	38
Other revenue	72	39	33	74	$96	(22)
Total	$(659)	$3,951	$(4,610)	$850	$23,698	(22,848)
Gross profit ratio

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Electric vehicles products	(4.4)%	(2.4)%	0.6%	1.2%
Electric vehicles services	38.0%	(4.3)%	35.5%	13.0%
Charging, batteries and powertrains products	(174.2)%	(19.7)%	(183.4)%	12.3%
Charging, batteries and powertrain services	73.5%	9.0%	31.2%	13.6%
Title and escrow services	17.1%	27.3%	15.2%	36.3%
Digital advertising services and other	—%	—%	—%	16.9%
Fund raising services	84.0%	—%	66.7%	—%
Other revenue	60.0%	6.9%	29.2%	8.3%
Total	(2.7)%	14.9%	1.0%	27.4%

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Gross profit for the three months ended September 30, 2022 was $(0.7) million, as compared to gross profit of $4.0 million for the three months ended September 30, 2021, a decrease of $4.7 million. The decrease was mainly due to the gross margin on charging, batteries and powertrain products it has decreased and is negative in the nine months ended September 30, 2022. This is the result of a change in mix in revenue with a significant decrease in financial services revenue, an increase in revenue from the resale of EV vehicles in China with a lower value add model bring lower margins, while US Hybrid and WAVE are operating with negative gross margins on their sales in 2022 as these operations depend in early-stage product roll outs on smaller scale production levels with higher levels of fixed cost and lower contribution margins related to customized specifications on job production.

The gross profit ratio for the three months ended September 30, 2022 was (2.7)%, while for the three months ended September 30, 2021, it was 14.9%. The decrease was mainly due to the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the nine months ended September 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022 as these operations depend in early-stage product roll outs on smaller scale production levels with higher levels of fixed cost and lower contribution margins related to customized specifications on job production. This decline was partially offset by a recovery in the gross profit ratio for Title and Escrow services in the three months ended September 30, 2022 as the company implemented cost reduction measures to offset the effect of falling revenues.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Gross profit for the nine months ended September 30, 2022 was $0.9 million, as compared to gross profit in the amount of $23.7 million for the nine months ended September 30, 2021. The decrease was mainly due to the decreased gross margin on Title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the nine months ended September 30, 2022. This is the result of a change in mix in revenue with a significant decrease in financial services revenue, an increase in revenue from the resale of EV vehicles in China, while US Hybrid and WAVE are operating with negative gross margins on their sales in 2022 as these operations depend in early-stage product roll outs on smaller scale production levels with higher levels of fixed cost and lower contribution margins related to customized specifications on job production.

The gross profit ratio for the nine months ended September 30, 2022 was 1.0%, while for the three months ended September 30, 2021, it was 27.4%. The decrease was mainly due to the decreased gross margin on Title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Charging, batteries and powertrain products has decreased dramatically and is in fact negative in the nine months ended September 30, 2022. This is the result of US Hybrid and WAVE operating with negative gross margins on their sales in 2022 as these operations depend in early-stage product roll outs on smaller scale production levels with higher levels of fixed cost and lower contribution margins related to customized specifications on job production.
Selling, general and administrative expenses
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Selling, general and administrative expenses for the three months ended September 30, 2022 were $37.7 million as compared to $37.8 million for the three months ended September 30, 2021, an decrease of $0.1 million. Selling, general and administrative expenses includes compensation and benefits costs, professional fees and marketing and other costs. Compensation and benefits expense increased due to hiring of additional staff in the corporate and head office functions to support the continuing growth of the business, offset by lower performance based compensation in the Company's Title and Escrow Agency business. An increase in professional fees was principally due to increased costs related to regulatory filings and consulting expense incurred by the Company's operating entities as they continue build out their sales and operations infrastructure. Marketing and other expense in selling, general and administrative expenses increased as a result of higher rent expense for the Company's new lease in New Jersey.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $113.6 million as compared to $74.4 million for the nine months ended September 30, 2021, an increase of $39.2 million. Selling, general and administrative expenses includes compensation and benefits costs, professional fees and marketing and other costs. Compensation and benefits expense increased due to hiring of additional staff in the corporate and head office and those operating companies acquired in the nine months ending September 30, 2021, to support the continuing growth of the business, a full year of costs associated with acquired businesses in 2022, partially offset by lower performance based compensation in the Company's Title and Escrow Agency business. The increase in professional fees was due to an increase in audit and consulting fees related to regulatory filing fees, transaction fees related to the purchase of Energica and consulting expense incurred by the Company's operating entities as they continue to build out their sales and operating structure. Marketing and other expense in selling, general and administrative expenses increased due to Company's new lease in New Jersey and a full year of rent expense incurred by the Company's operating entities in 2022, and an increase in general operating expense.

Research and development expense

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Research and development expense was $0.8 million in the three months ended September 30, 2022 as compared to $0.2 million for the three months ended September 30, 2021, an increase of $0.6 million. The increase is mainly due to higher research and development expense incurred in the entities acquired in 2021 and Energica acquired in 2022.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Research and development expense was $2.5 million in the nine months ended September 30, 2022 as compared to $0.4 million for the nine months ended September 30, 2021, an increase of $2.1 million is mainly due to higher research and development expense incurred in the entities acquired in 2021 and Energica acquired in 2022.

Impairment losses

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

In the three months ended September 30, 2022, the Company recorded impairment losses of $0.4 million, mainly related to the 0.6 million impairment of a note receivable from a related party.. In the three months ended September 30, 2021, the Company recorded impairment losses of $21.0 million primarily related to the decline in value of the investment in Timios as revenues declined significantly in 2021 following a cyber security event.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

In the nine months ended September 30, 2022, the Company recorded impairment losses of $1.0 million, mainly related to the $0.4 million impairment of the Timios right of use asset and the $0.6 million impairment of a note receivable from a related party. In the nine months ended September 30, 2021, the Company recorded impairment losses of $21.0 million primarily related to the decline in value of the investment in Timios as revenues declined significantly in 2021 following a cyber security event.
Change in fair value of contingent consideration, net
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
There was no change in fair value of contingent consideration, net for the three months ended September 30, 2022.
The change in fair value of contingent consideration, net was a decrease of $5.1 million for the three months ended September 30, 2021 this represents the remeasurement of the contingent consideration payable to Tree Technology shareholders.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
The change in fair value of contingent consideration, net was a decrease of $0.1 million for the nine months ended September 30, 2022, representing the remeasurement of the contingent consideration payable to Tree Technology shareholders.
The change in fair value of contingent consideration, net was a decrease of $7.0 million for the nine months ended September 30, 2021, representing the remeasurement of the contingent consideration payable to the Tree Technology shareholders.
Litigation settlement
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
In the three months ended September 30, 2022, the Company recorded less than $0.1 million litigation settlement.
In the three months ended September 30, 2021, the Company recorded a $0.2 million litigation settlement.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
In the nine months ended September 30, 2022, the Company recorded a less than $0.1 million litigation settlement.
In the nine months ended September 30, 2021, the Company recorded a $5.2 million litigation settlement as a result of the agreement reached by both parties on the mediation in April, 2021.
Depreciation and amortization

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Depreciation and amortization for the three months ended September 30, 2022 was $2.3 million as compared to $1.8 million for the three months ended September 30, 2021, an increase of $0.5 million. The increase was mainly due to the increase in amortization and depreciation expense recorded by Energica, which was acquired at the end of the first quarter of 2022, partially offset by the decrease of the amortization expense of intangible assets recognized during the 2021 acquisition because the intangible assets were impaired in 2021.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Depreciation and amortization for the nine months ended September 30, 2022 was $5.8 million as compared to $4.5 million for the nine months ended September 30, 2021, an increase of $1.3 million. The increase was mainly due to the acquisition of Energica at the end of the first quarter of 2022, partially offset by the decrease of the amortization expense of intangible assets recognized during the 2021 acquisition because the intangible assets were impaired in 2021.
Interest income
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
Interest income for the three months ended September 30, 2022 was $1.0 million as compared to $0.4 million for the three months ended September 30, 2021, an increase of $0.6 million. The increase was mainly due to the interest income from Inobat, Via motors and Energica during 2022.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
Interest income for the nine months ended September 30, 2022 was $2.6 million as compared to $0.8 million for the nine months ended September 30, 2021, an increase of $1.8 million. The increase was mainly due to the interest income from Inobat, EV riderz, Silk EV, Via motors and Energica during 2022.
Interest expense

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Interest expense increased $0.1 million to $0.5 million for the three months ended September 30, 2022, from $0.3 million during three months ended September 30, 2021. The increases is related to more debt outstanding during the three months ended September 30, 2022.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Interest expense decreased $0.2 million to $1.5 million for the nine months ended September 30, 2022, from $1.7 million during the nine months ended September 30, 2021. The decreases is related to less debt outstanding during the nine months ended September 30, 2022.
Loss on disposal of subsidiaries, net
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

There are no significant changes for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Loss on disposal of subsidiaries, net, $0.2 million is related to the loss on the disposal of SSE and the dilution loss on FNL for the nine months ended September 30, 2022. Loss on disposal of subsidiaries, net of $1.3 million is mainly related to the dilution loss on Solectrac and loss on the disposal of Grapevine for the nine months ended September 30, 2021.
Gain on remeasurement of investment
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

There was no gain on remeasurement of investment for the three months ended September 30, 2022 and 2021, respectively.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

The Company recorded a gain on remeasurement of investment of $11.0 million in the nine months ended September 30, 2022. This was a result of the remeasuring of the Company's investment in Energica to its fair value of the date the Company obtained the majority of the Energica shares outstanding and commenced consolidating Energica.
The Company recorded a gain on remeasurement of investment of $2.9 million in the nine months ended September 30, 2021. This resulted from remeasuring the Company's investment in Solectrac to its fair value of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
Gain on extinguishment of debt
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
There was no gain on extinguishment of debt for the three months ended September 30, 2022.

The Company recorded a gain on the extinguishment of debt of $0.3 million in the three months ended September 30, 2021. This was a result of the loan forgiveness program associated with the Small Business Association Paycheck Protection Program and paid by the U.S. Small Business Administration.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
There was no gain on extinguishment of debt for the nine months ended September 30, 2022.
The Company recorded a gain on the extinguishment of debt of $0.3 million in the nine months ended September 30, 2021. This was a result of the loan forgiveness program associated with the Small Business Association Paycheck Protection Program and paid by the U.S. Small Business Administration.
Other income, net
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Other income, net increased $2.6 million to $2.6 million for the three months ended September 30, 2022 from less than $0.1 million for the three months ended September 30, 2021, mainly due to an insurance claim received for Timios oand the gain on a fair value adjustment on Inobat during 2022.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
Other income, net increased $4.0 million to $4.5 million for the nine months ended September 30, 2022 from $0.5 million for the nine months ended September 30, 2021, mainly due to an insurance claim received for Timios and gain on a fair value adjustment on Inobat during 2022.
Income tax benefit
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

During the three months ended September 30, 2022, the income tax benefit of $0.4 million, consisted principally foreign income tax benefits.
During the three months ended September 30, 2021, the income tax benefit of $0.9 million consisted of net state income tax benefit of $0.8 million for the recently acquired entities in 2021, and a foreign income tax benefit of $0.1 million..

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
During the nine months ended September 30, 2022, the income tax benefit of $0.9 million consisted principally of $0.3 million state income tax benefits for U.S, subsidiaries and $0.6 million of foreign income tax benefits.

During the nine months ended September 30, 2021, the income tax benefit of $10.0 million, this consisted of a $9.1 million one-time benefit from the acquisition of subsidiaries, whose acquired deferred tax liabilities allowed for the reversal of previously recognized valuation allowances against deferred tax assets, plus $0.6 million of state and $0.3 million of foreign tax benefits.
Impairment of and equity in gain (loss) of equity method investees
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021
Equity in loss of equity method investees decreased $1.0 million to $0.4 million for the three months ended September 30, 2022, from $1.4 million for the three months ended September 30, 2021. The change mainly represents the higher equity pickup loss from MDI and Energica during the three months ended September 30, 2021.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Equity in loss of equity method investees increased $0.3 million to $2.4 million for the nine months ended September 30, 2022, from $2.1 million for the nine months ended September 30, 2021. The increase is mainly due to the increase of the equity pickup loss from Energica, FNL and Prettl, partially offset by the decrease of equity pick up loss from MDI, Solectrac and TM2.
Net loss attributable to common shareholders
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Net loss attributable to non-controlling interests was $1.4 million for the three months ended September 30, 2022, compared to a net loss of $0.2 million for the three months ended September 30, 2021. The increase is due to the NCI from the Energica acquisition in March 2022 and the Company increasing its ownership in New Energy to 100%, as a result there was no NCI pickup in 2022.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021
Net loss attributable to non-controlling interests was $3.5 million for the nine months ended September 30, 2022 compared to a net loss of $0.5 million for the nine months ended September 30, 2021. The increase is due to the NCI from the Energica acquisition in March 2022 and the Company increasing its ownership in New Energy to 100%, as a result there was no NCI pickup in 2022.
Restructuring of PRC Operations

On September 12, 2022, the Board authorized management to pursue a plan to restructure the current electric vehicle resale activities in China. While the current operational activities will decline in scale over the next year, the company will continue to source materials from Chinese suppliers through its procurement team in China and evaluate opportunities for the sale of current Ideanomics' subsidiaries technologies in China. We believe that this change in the scope of activities in China will result in a significant reduction in the number of operating entities, a simplification of the legal entity structure and a pivot to margin expansion opportunities.

In the year ended December 31, 2021, the company generated $29.7 million in revenues in the PRC, primarily from the sale of electric vehicle products. For the nine months ended September 30, 2022, the company generated $36.2 million in revenues in the PRC. The carrying value of long lived assets in the PRC as September 30, 2022, was $0.8 million and cash held in the PRC was approximately $15.1 million as of September 30, 2022.

In the nine months ended September 30, 2022, the Company recorded charges of $0.5 million in connection with its restructuring actions. These charges consist of $0.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $0.5 million. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

Liquidity and Capital Resources
As of September 30, 2022, the Company had cash of $25.2 million. Approximately $16.2 million was held in accounts outside of the United States, primarily in Hong Kong and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.8 million as of September 30, 2022, which was necessary for JUSTLY to meet its minimum capital requirements. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(109,286)	$(42,601)
Net cash used in investing activities	(90,848)	(191,787)
Net cash provided by (used) financing activities	(42,788)	325,291
Effect of exchange rate changes on cash	(1,755)	262
Net increase in cash and cash equivalents	(244,677)	91,165
Cash and cash equivalents at beginning of period	269,863	165,764
Cash and cash equivalents at end of period	$25,186	$256,929
Operating Activities

Cash used in operating activities was $109.3 million for the nine months ended September 30, 2022 as compared to cash used in operating activities of $42.6 million in nine months ended September 30, 2021. This was primarily due to: (1) an increase in net loss to $107.2 million in the current period as compared to a net loss of $65.4 million in the same period of 2021, and (2) total non-cash adjustments increase (decrease) to net loss was $10.9 million and $27.9 million for the nine months ended September 30, 2022 and 2021, respectively; (3) total changes in operating assets and liabilities resulted in $13.0 million and $5.1 million in cash used in operating activities for the nine months ended September 30, 2022 and 2021, respectively.
Investing Activities

Cash used in investing activities was $90.8 million for the nine months ended September 30, 2022, which was primarily due to expenditures incurred for the acquisition of Energica and debt securities. Cash used in investing activities was $191.8 million for the nine months ended September 30, 2021, which was primarily due to expenditures incurred for the acquisition of Timios, WAVE, Solectrac and US Hybrid, WAVE, the investment in Energica and FNL and the acquisition of the convertible note with Silk EV.
Financing Activities

In the nine months ended September 30, 2022, the Company repaid $42.8 million from financing activities versus $325.3 million received in the nine months ended September 30, 2021. The company did not issue any convertible notes in the nine months ended September 30, 2022, as compared to $220.0 million generated in the nine months ended September 30, 2021. There were no exercises of warrants and stock options and issuance of common stock generated during the nine months ended September 30, 2022, as compared to $185.3 million in the nine months ended September 30, 2021. In the period ended September 30, 2022, the Company made a repayment of $40.8 million to settle a convertible note.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 3. New Accounting Pronouncements, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $25.2 million as of September 30, 2022. Our cash and cash equivalents were invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio. In addition, The Company had $9.3 million of fixed rate 4.0% convertible debt outstanding as of September 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

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

While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange losses of $5.5 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022 that our disclosure controls and procedures were not effective.

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

Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing. Whereas we have expanded our team and enhanced our reporting, there have been no material changes in our remediation efforts during the period covered by this report. The remediation actions, including those listed above, remain in the process where further modifications are necessary to address the material weakness. Although we expect these changes to improve our internal controls, the management believes the remediation of this material weakness will not be completed prior to the end of the fiscal year 2022. There is no assurance as to when such remediation will be completed.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, see Note 19, Commitments and Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. For a description of applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. No material change in the risk factors discussed in such Form 10-K has occurred, except for the risk factors delineated below. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.

We may be adversely affected by the effects of inflation or stagflation or any economic recession

Inflation or possible stagflation and any economic downturn or recession in certain regions or worldwide have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall product cost structure or decreasing demand, and this can negatively impact our business by putting downward pressure on growth or if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience component, product and shipping cost increases. Inflation, stagflation and any economic downturn or a recession may materially adversely affect our business, financial condition, results of operations and liquidity. Inflation, an economic downturn, a recession, and any other economic challenges may also adversely impact investment patterns of our securityholders and spending patterns by our distributors or end-customers.

Our decision to restructure our operations in China may impact the value of our securities

On September 12, 2022, our Board authorized the management to pursue a plan to restructure operations in China. Although our Board believes that such decision would benefit the Company in the long run, curtailing of our PRC operations generating significant revenue and sacrificing potential business opportunities may negatively impact the Company. As a result, our revenue, net loss, and cash flow may differ materially from previous years and the market price of our common stock may significantly decrease.
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
10.1
Amendment No. 1 to Secured Convertible Promissory Note by and between the Company and VIA Motors International, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.2
Secured Promissory Note issued by VIA Motors International, Inc. dated as of May 20, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.3
Amendment No. 3 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of July 12, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.4
Amendment No. 2 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of July 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 25, 2022]

10.5
Amendment No. 3 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.6
Amendment No. 4 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.7
Amendment Agreement by and between the Company and YA II PN, LTD. dated as of August 29, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.8
Amendment and Restated Convertible Debenture dated as of August 29, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.9
Escrow Agreement by and among the Company, YA II PN, LTD., and Transfer Online, Inc. dated as of August 30, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.10
Standby Equity Purchase Agreement, dated as of September 1, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 2, 2022]

10.11
Amendment No. 5 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 7, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 13, 2022]

10.12
Amended and Restated Standby Equity Purchase Agreement, dated as of September 14, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 16, 2022]

10.13†
Separation Agreement, dated September 16, 2022, by and between the Company and Mr. Conor J. McCarthy. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.14†
Employment Agreement, dated September 16, 2022, by and between the Company and Mr. Stephen Johnston. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.15
Amendment No. 6 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 12, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.16
Amendment No. 7 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 16, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.17
Amendment No. 8 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 3, 2022]

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
_____________________________________________
*Filed herewith
**Furnished herewith
† Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEANOMICS, INC.

Date: November 9, 2022	By:	/s/ Stephen E. Johnston

Stephen E. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)
41